Form 10-K
period 2012-12-31
BANK OF AMERICA CORP /DE/
filed 2013-02-28
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
100 North Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Warrants to purchase Common Stock (expiring October 28, 2018)	New York Stock Exchange
Warrants to purchase Common Stock (expiring January 16, 2019)	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.204% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th Interest in a share of 8.20% Non-Cumulative Preferred Stock, Series H	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 7.25% Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange

Title of each class	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 1	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 2	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 6.375% Non-Cumulative Preferred Stock, Series 3	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 4	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 5	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.70% Non-Cumulative Perpetual Preferred Stock, Series 6	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.25% Non-Cumulative Perpetual Preferred Stock, Series 7	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 8.625% Non-Cumulative Preferred Stock, Series 8	New York Stock Exchange
6.75% Trust Preferred Securities of Countrywide Capital IV (and the guarantees related thereto)	New York Stock Exchange
7.00% Capital Securities of Countrywide Capital V (and the guarantees related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIII (and the guarantee related thereto)	New York Stock Exchange
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIV (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B (and the guarantee related thereto)	New York Stock Exchange
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM due December 2, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due September 27, 2013	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due July 26, 2013	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due May 31, 2013	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due April 25, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due March 28, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due February 28, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due January 30, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due February 27, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due March 27, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due April 24, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due May 29, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due June 26, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due July 31, 2015	NYSE Arca, Inc.

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ✓
The aggregate market value of the registrant’s common stock (“Common Stock”) held on June 30, 2012 by non-affiliates was approximately $88,154,790,629 (based on the June 30, 2012 closing price of Common Stock of $8.18 per share as reported on the New York Stock Exchange). As of February 25, 2013, there were 10,820,274,944 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 8, 2013 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Table of Contents
Bank of America Corporation and Subsidiaries

Part I
Bank of America Corporation and Subsidiaries
Item 1. Business
General
Bank of America Corporation (together, with its consolidated subsidiaries, Bank of America, we or us) is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. As part of our efforts to streamline the Corporation’s organizational structure, reduce complexity and costs, the Corporation has reduced and intends to continue to reduce the number of its corporate subsidiaries, including through intercompany mergers.
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
Bank of America’s website is www.bankofamerica.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at http://investor.bankofamerica.com under the heading U.S. Securities and Exchange Commission (SEC) Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. In addition, we make available on http://investor.bankofamerica.com under the heading Corporate Governance: (i) our Code of Ethics (including our insider trading policy); (ii) our Corporate Governance Guidelines; and (iii) the charter of each committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link), and we also intend to disclose any amendments to our Code of Ethics, or waivers of our Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Hearst Tower, 214 North Tryon Street, NC1-027-20-05, Charlotte, North Carolina 28202.

Segments
Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 37 through 53 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and Note 26 – Business Segment Information to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data (Consolidated Financial Statements).
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
Employees
As of December 31, 2012, we had approximately 267,000 full-time equivalent employees. None of our domestic employees are subject to a collective bargaining agreement. Management considers our employee relations to be good.

Bank of America 2012 1

Government Supervision and Regulation
The following discussion describes, among other things, elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies, banks and broker/dealers, including specific information about Bank of America. U.S. federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (DIF) rather than for the protection of stockholders and creditors. For additional information about recent regulatory programs, initiatives and legislation that impact us, see Regulatory Matters in the MD&A on page 64.
General
We are subject to an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks.
As a registered financial holding company and bank holding company, Bank of America Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our banking subsidiaries (the Banks) organized as national banking associations are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. The Consumer Financial Protection Bureau (CFPB) regulates consumer financial products and services.
U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. Unless otherwise limited by the Federal Reserve, a financial holding company may engage directly or indirectly in activities considered financial in nature provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC. If the Federal Reserve finds that any of our Banks is not “well-capitalized” or “well-managed,” we would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to our activities.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks located in states other than their home state without regard to state law, subject to certain conditions, including the condition that the bank holding company, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) restricts acquisitions by financial companies if, as a result of the acquisition, the total liabilities of the financial company would exceed 10 percent of the total liabilities of all financial companies. At December 31, 2012, we held approximately 12 percent of the total amount of deposits of insured depository institutions in the U.S.
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies,

all of which directly or indirectly affect our operations and management and our ability to make distributions to stockholders. Our U.S. broker/dealer subsidiaries are subject to regulation by and supervision of the SEC, New York Stock Exchange and Financial Industry Regulatory Authority; our commodities businesses in the U.S. are subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC); our derivatives activity is generally subject to regulation and supervision of the CFTC and National Futures Association or the SEC, and, in the case of the Banks, certain banking regulators; and our insurance activities are subject to licensing and regulation by state insurance regulatory agencies.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. Our financial services operations in the U.K. are subject to regulation by and supervision of the Financial Services Authority (FSA). In July of 2010, the U.K. proposed abolishing the FSA and replacing it with the Financial Policy Committee within the Bank of England (FPC) and two new regulators, the Prudential Regulatory Authority (PRA) and the Consumer Protection and Markets Authority. Under the proposal, our U.K. regulated entities will be subject to the supervision of the FPC and the PRA for prudential matters and the CPMA for conduct of business matters. The new financial regulatory structure is scheduled to be formally established on April 1, 2013. We continue to monitor the development and potential impact of this regulatory restructuring.
Financial Reform Act
On July 21, 2010, the Financial Reform Act was signed into law. As a result of the Financial Reform Act, several significant regulatory developments occurred in 2012, and additional regulatory developments may occur in 2013 and beyond. The Financial Reform Act has impacted and will continue to impact our earnings through fee reductions, higher costs and imposition of new restrictions on us. For a description of significant developments, see Regulatory Matters – Financial Reform Act in the MD&A on page 64.
Capital and Operational Requirements
As a financial services holding company, we and our banking subsidiaries are subject to the risk-based capital guidelines issued by the Federal Reserve and other U.S. banking regulators, including the FDIC and the OCC. These capital rules are complex and are evolving as U.S. and international regulatory authorities propose enhanced capital rules in response to the financial crisis and pursuant to legislation, including the Financial Reform Act. The Corporation seeks to manage its capital position to maintain sufficient capital to meet these regulatory guidelines and to support our business activities. These evolving capital rules are likely to influence our regulatory capital and liquidity planning processes, and may impose additional operational and compliance costs on the Corporation.
For a discussion of regulatory capital rules, capital composition, and pending or proposed regulatory capital changes, see Capital Management – Regulatory Capital and Capital Management – Regulatory Capital Changes in the MD&A on pages 70 and 72, and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.

2 Bank of America 2012

Distributions
We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. For instance, under proposed rules, we are required to submit to the Federal Reserve a capital plan as part of an annual Comprehensive Capital Analysis and Review (CCAR). Supervisory review of the CCAR has a stated purpose of assessing the capital planning process of major U.S. bank holding companies, including any planned capital actions such as the payment of dividends on common stock. For additional information regarding the restrictions on our ability to receive dividends or other distributions from the Banks, see Item 1A. Risk Factors.
In addition, our ability to pay dividends is affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The right of the Corporation, our stockholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
For additional information regarding the requirements relating to the payment of dividends, including the minimum capital requirements, see Note 14 – Shareholders’ Equity and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Source of Strength
According to the Financial Reform Act and Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. Similarly, under the cross-guarantee provisions of FDICIA, in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a banking subsidiary or related to FDIC assistance provided to such a subsidiary in danger of default, the affiliate banks of such a subsidiary may be assessed for the FDIC’s loss, subject to certain exceptions. For additional information about our calculation of regulatory capital and capital composition, and proposed capital rules, see Capital Management – Regulatory Capital in the MD&A on page 70, and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
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
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has adopted new regulations that establish a long-term target DIF ratio of greater than two percent. The DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For additional information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory and Legal Risk on page 12 and Regulatory Matters – Financial Reform Act and Regulatory Matters – FDIC Deposit Insurance Assessments in the MD&A on pages 64 and 65.
Transactions with Affiliates
The Banks are subject to restrictions under federal law that limit certain types of transactions between the Banks and their non-bank affiliates. In general, U.S. Banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving Bank of America and its non-bank affiliates. Transactions between U.S. Banks and their non-bank affiliates are required to be on arm’s length terms. For additional information regarding transactions with affiliates, see Regulatory Matters – Transactions with Affiliates in the MD&A on page 66.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of our customers. The Gramm-Leach-Bliley Act requires the Banks to periodically disclose Bank of America’s privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other laws and regulations, at both the federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires the Banks to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations.

Bank of America 2012 3

Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in “Forward-looking Statements.” However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, cash flows, competitive position, business, results of operations or financial condition.
General Economic and Market Conditions Risk
Our businesses and results of operations may be adversely affected by the U.S. and international financial markets and economic conditions generally.
Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, European sovereign debt risks and the strength of the U.S. economy and the non-U.S. economies in which we operate. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses and securities portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.
Continued elevated unemployment, under-employment and household debt, along with continued stress in the consumer real estate market and certain commercial real estate markets, in the U.S. pose challenges for domestic economic performance and the financial services industry. The sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services industry. Continued uncertainty in the housing markets and elevated levels of distressed and delinquent mortgages pose further risks to the housing market. The current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Mortgage and housing market-related risks may be accentuated by attempts to forestall foreclosure proceedings, as well as state and federal investigations into foreclosure practices by mortgage servicers. Each of these factors may adversely affect our fees and costs.
For additional information about economic conditions and challenges discussed above, see Executive Summary – 2012 Economic and Business Environment in the MD&A on page 26.

Mortgage and Housing Market-Related Risk
Our mortgage loan repurchase obligations or claims from third parties could result in additional material losses.
We and our legacy companies have sold significant amounts of residential mortgage loans directly to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), and residential mortgage loans to investors other than GSEs as whole loans or private-label securitizations. In connection with these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to counterparties. For example, we and such legacy companies sold over $2 trillion of such loans originated between 2004 and 2008.
On January 6, 2013, we entered into agreements with FNMA (FNMA Settlement) to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated and sold directly to FNMA from January 1, 2000 through December 31, 2008 by entities related to legacy Countrywide Financial Corporation (Countrywide) and Bank of America, N.A. (BANA). The FNMA Settlement extinguished substantially all of the unresolved repurchase claims from FNMA, as well as any future representations and warranties repurchase claims, associated with such loans, subject to certain exceptions which we do not expect to be material.
At December 31, 2012, the total notional amount of our unresolved representations and warranties repurchase claims was approximately $28.3 billion, which included $12.2 billion resolved by the FNMA Settlement, compared to $12.6 billion at December 31, 2011.
In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the number of such notices has remained elevated. As of December 31, 2012, 68 percent of the MI rescission notices we have received have not yet been resolved. The FNMA Settlement clarified the parties’ obligations with respect to MI, including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. As a result, we will be required to remit to FNMA the amount of certain MI coverage as a result of MI claims rescissions in advance of collection from the mortgage insurance companies and, in certain cases, we may not ultimately collect all such amounts from the mortgage insurance companies.
The total amount of our recorded liability related to representations and warranties repurchase exposures (which includes exposures related to MI rescission notices) was $19.0 billion at December 31, 2012. We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over accruals at December 31, 2012. This range of possible loss reflects the impact of the FNMA Settlement and covers principally non-GSE exposures. Our estimated range of possible loss does not represent a probable loss.
Our estimated liability and range of possible loss for representations and warranties exposures is based on then-currently available information and is necessarily dependent on, and limited by a number of factors, including our historical claims and settlement experience, including the FNMA Settlement,

4 Bank of America 2012

projections of future defaults and, for private-label securitizations, the implied repurchase experience based on the pending Bank of New York Mellon settlement (BNY Mellon Settlement), as well as significant judgment and a number of assumptions that are subject to change, including the assumption that the conditions to the BNY Mellon Settlement are satisfied. As a result, our liability and estimated range of possible loss related to our representations and warranties exposures may materially change in the future based on factors beyond our control. Future provisions and/or estimated ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. In addition, we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have little to no claim experience. Additionally, reserves for certain potential monoline exposures are considered in our litigation reserves.
Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in other monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review.
If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, including as a result of the factors set forth above, such losses could have a material adverse effect on our cash flows, financial condition and results of operations. The liability for obligations under representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including litigation brought by monoline insurers, disclosed in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon Settlement), potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the Federal Housing Administration (FHA). We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements; however, such loss could have a material adverse effect on our cash flows,

financial condition and results of operations.
For additional information about our representations and warranties exposure, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 54, Consumer Portfolio Credit Risk Management in the MD&A on page 80 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Our representations and warranties losses could be substantially higher than existing accruals and the existing estimated range of possible loss for representations and warranties liability if court approval of the BNY Mellon Settlement is not obtained or if it is otherwise abandoned.
The BNY Mellon Settlement is subject to final court approval and certain other conditions. Although the final court hearings on the settlement are scheduled to begin on May 30, 2013, we cannot currently predict the timing or ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions will be satisfied (including the receipt of private letter rulings from the IRS and other tax rulings and opinions) or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that the Corporation and legacy Countrywide will not withdraw from the BNY Mellon Settlement agreement.
If final court approval is not obtained with respect to the BNY Mellon Settlement, or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement agreement in accordance with its terms, the Corporation’s future representations and warranties losses with respect to non-GSEs could substantially exceed our non-GSE reserve, together with our estimated range of reasonably possible loss for all representations and warranties exposures of up to $4 billion over existing accruals at December 31, 2012. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for representations and warranties (including the timing and ultimate outcome of the court approval process relating to the BNY Mellon Settlement) could result in significant increases in our non-GSE reserve and/or this estimated range of possible loss.
For additional information regarding the BNY Mellon Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
If the U.S. housing market weakens, or home prices decline, our consumer loan portfolios, credit quality, credit losses, representations and warranties exposures, and earnings may be adversely affected.
Although U.S. home prices have shown signs of improvement during 2012, the declines over the past several years negatively impacted the demand for many of our products and the credit performance of our consumer mortgage portfolios. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market.
Conditions in the U.S. housing market over the past several years also resulted in significant write-downs of asset values in several asset classes, notably mortgage-backed securities (MBS), and exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could negatively affect our exposure to representations and warranties. While there were indications in 2012 that the U.S. economy is stabilizing, the performance of our overall consumer portfolios may

Bank of America 2012 5

not significantly improve in the near future. A protracted continuation or worsening of difficult housing market conditions may exacerbate the adverse effects outlined above and could have a significant adverse effect on our financial condition and results of operations.
In addition, our home equity portfolio, which makes up approximately 30 percent of our total home loans portfolio, contains a significant percentage of loans in second-lien or more junior-lien positions, and such loans have elevated risk characteristics. Our home equity portfolio had an outstanding balance of $108.0 billion as of December 31, 2012, including $91.3 billion of home equity lines of credit, $15.3 billion of home equity loans and $1.4 billion of reverse mortgages. Of the total home equity portfolio at December 31, 2012, $21.1 billion, or 20 percent, were in first-lien positions (21 percent excluding the Countrywide PCI home equity portfolio) and $86.9 billion, or 80 percent (79 percent excluding the Countrywide PCI home equity portfolio) were in second-lien or more junior-lien positions.
Continued mortgage foreclosure delays and investigations into our residential mortgage foreclosure practices and our compliance with regulatory orders related to past and current servicing and foreclosure activities may significantly increase our costs. In addition, mortgage foreclosure proceedings have been slow in certain states due to a high volume of pending proceedings, which may cause us to have higher credit losses.
We temporarily suspended foreclosure sales in 2010 while we and regulatory authorities examined our foreclosure processes. Although we have resumed foreclosure sales in all states, our progress on foreclosure sales in states where foreclosure requires a court order (judicial states) has been much slower than in those states where foreclosure does not require a court order (non-judicial states). There continues to be a backlog of foreclosure inventory in judicial states as the process of obtaining a court order can significantly increase the time required to complete a foreclosure. Excluding fully-insured portfolios, approximately 30 percent of our residential mortgage loan portfolio, including 36 percent of nonperforming residential mortgage loans, and 36 percent of our home equity portfolio, including 44 percent of nonperforming home equity loans, were in judicial states as of December 31, 2012.
The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA insurance-related claims, and governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales and create obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures, which could cause us to have higher credit losses.
We entered into a consent order with the Federal Reserve and BANA entered into a consent order with the OCC on April 13, 2011 (2011 OCC Consent Order). The 2011 OCC Consent Order required that we submit a plan to the OCC to remediate all financial injury to borrowers caused by any identified foreclosure deficiencies following an independent foreclosure review (IFR). On January 7, 2013, we and other mortgage servicing companies reached an agreement in principle with the Federal Reserve and the OCC to cease the IFR and replace it with an accelerated remediation process (2013 IFR Acceleration Agreement). Under the 2013 IFR Acceleration Agreement, we made a cash payment of $1.1 billion and agreed to provide approximately $1.8 billion of borrower assistance in the form of loan modifications and other foreclosure prevention actions.
In March 2012, we entered into settlement agreements with the U.S. Department of Justice, various federal regulatory agencies and 49 state Attorneys General; the U.S. Department of Housing and Urban Development (HUD); and the Federal Reserve and the OCC (collectively, the National Mortgage Settlement). The National Mortgage Settlement became final upon a U.S. District Court order in April 2012 and (1) resolved federal and state investigations into certain origination, servicing and foreclosure practices, (2) resolved certain HUD claims relating to the origination of FHA-insured mortgage loans, primarily by Countrywide prior to and for a period following our acquisition of that lender, and (3) imposed civil monetary penalties by both the Federal Reserve and the OCC related to conduct that was the subject of the 2011 OCC Consent Order. The National Mortgage Settlement did not cover claims arising out of securitization (including representations made to investors with respect to MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. Under the terms of the National Mortgage Settlement, we must establish certain uniform servicing standards and make available approximately $7.6 billion in borrower assistance in the form of, among other things, principal reduction, short sales and deeds-in-lieu of foreclosure, and approximately $1.0 billion in refinancing assistance. We also entered into agreements with several states under which we committed to perform certain minimum levels of principal reduction and related activities within those states.
As part of the FNMA Settlement, we agreed to make a cash payment to FNMA to settle substantially all of FNMA’s outstanding and future claims for compensatory fees arising out of past foreclosure delays. Notwithstanding the FNMA Settlement, we expect that mortgage-related assessments and waiver costs, including compensatory fees, and other costs associated with foreclosures will remain elevated as additional loans are delayed in the foreclosure process. This will likely result in continued elevated noninterest expense, including default servicing costs and legal expenses, which may be partially offset by the impact of MSR sales. Contributing to the elevated default servicing costs are required process changes, including those required under the consent orders with federal bank regulators. Delays in foreclosure sales may result in additional costs associated with the maintenance of properties or possible home price declines, result in a greater number of nonperforming loans and increased servicing advances and may adversely impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. With respect to GSE MBS, the valuation of certain MBS could be negatively affected under certain scenarios due to changes in the timing of cash flows. With respect to non-GSE MBS, under certain scenarios the timing and amount of cash flows could be negatively affected.
We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current servicing and foreclosure activities, including those claims not covered by the National Mortgage Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny has the potential to subject us to inquiries or investigations that could

6 Bank of America 2012

adversely affect our reputation. Such investigations by state and federal authorities, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in fines, penalties, equitable remedies, additional default servicing requirements and process changes, or other enforcement actions, and could result in higher legal costs in responding to governmental investigations and additional litigation.
For additional information regarding the temporary suspension of our foreclosure sales, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters in the MD&A on page 61.
Failure to satisfy our obligations as servicer in the residential mortgage securitization process, including residential mortgage foreclosure obligations, along with other losses we could incur in our capacity as servicer, could cause significant losses.
We and our legacy companies have securitized a significant portion of the residential mortgage loans that we originated or acquired. We service a large portion of the loans we have securitized and also service loans on behalf of third-party securitization vehicles and other investors. In addition to identifying specific servicing criteria, pooling and servicing arrangements in a securitization or whole loan sale typically impose standards of care on the servicer that may include the obligation to adhere to the accepted servicing practices of prudent mortgage lenders and/or to exercise the degree of care and skill that the servicer employs when servicing loans for its own account.
Many non-GSE residential mortgage-backed securitizations and whole-loan servicing agreements also require us to indemnify the trustee or other investor for or against failures by us to perform our servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. Each GSE typically claims the right to demand that we repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans, even if we were not the seller. The GSEs also claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. The GSEs’ first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond our control. We believe that the governing contracts, our course of dealing and collective past practices and understandings should inform resolution of these matters. Beginning in 2010, the GSEs increased the level of compensatory fees imposed and amended those servicing guides retroactively to impose significantly new and more stringent requirements relating to default activities, which could increase our exposure to claims for compensatory fees. As part of the FNMA Settlement, we agreed to make a cash payment to FNMA to settle substantially all of FNMA’s outstanding and future claims for compensatory fees arising out of past foreclosure delays.
With regard to alleged irregularities in foreclosure process-related activities referred to above, we may incur costs or losses if we elect or are required to re-execute or re-file documents or take other action in connection with pending or completed foreclosures. We may also incur costs or losses if the validity of a foreclosure action is challenged by a borrower, or overturned by a court because of errors or deficiencies in the foreclosure process. These costs and liabilities may not be reimbursable to

us. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosures. We may be subject to deductions by insurers for MI or guarantee benefits relating to delays or alleged deficiencies. Additionally, if we commit a material breach of our servicing obligations that is not cured within specified timeframes, including those related to default servicing and foreclosure, we could be terminated as servicer under servicing agreements in certain circumstances. Any of these actions may harm our reputation or increase our servicing costs.
Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgages loans. There has been significant public commentary regarding the common industry practice of recording mortgages in the name of MERS, as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors or securitization trusts. A component of the 2011 OCC Consent Order requires significant changes in the manner in which we service loans identifying MERS as the mortgagee. Additionally, certain local and state governments have commenced legal actions against us, MERS, and other MERS members, questioning the validity of the MERS model. Other challenges have also been made to the process for transferring mortgage loans to securitization trusts, asserting that having a mortgagee of record that is different than the holder of the mortgage note could “break the chain of title” and cloud the ownership of the loan. In order to foreclose on a mortgage loan, in certain cases it may be necessary or prudent for an assignment of the mortgage to be made to the holder of the note, which in the case of a mortgage held in the name of MERS as nominee would need to be completed by a MERS signing officer. As such, our practice is to obtain assignments of mortgages from MERS prior to instituting foreclosure. If certain required documents are missing or defective, or if the use of MERS is found not to be valid, we could be obligated to cure certain defects or in some circumstances be subject to additional costs and expenses. Our use of MERS as nominee for the mortgage may also create reputational and other risks for us.
In addition to the adverse impact these factors could directly have on us, we may also face negative reputational costs from these servicing risks, which could reduce our future business opportunities in this area or cause that business to be on less favorable terms to us.
For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A on page 54.
Liquidity Risk
Liquidity Risk is the Potential Inability to Meet Our Contractual and Contingent Financial Obligations, On- or Off-balance Sheet, as they Become Due.
Adverse changes to our credit ratings from the major credit rating agencies could significantly limit our access to funding or the capital markets, increase our borrowing costs, or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be

Bank of America 2012 7

important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control.
On June 21, 2012, Moody’s Investors Service, Inc. (Moody’s) completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including our ratings. The Corporation’s long-term debt rating and BANA’s long-term and short-term debt ratings were downgraded one notch as part of this action. Each of the three major rating agencies downgraded the ratings for the Corporation and its rated subsidiaries in late 2011.
Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (negative) by Moody’s; A-/A-2 (negative) by Standard & Poor’s Ratings Services (S&P); and A/F1 (stable) by Fitch Ratings (Fitch). The rating agencies could make further adjustments to our credit ratings at any time. There can be no assurance that additional downgrades will not occur.
A further reduction in certain of our credit ratings could negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, bank or broker/dealer subsidiaries were downgraded by one or more levels, we may suffer the potential loss of access to short-term funding sources such as repo financing, and/or increased cost of funds.
In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further downgrade of our credit ratings or certain subsidiaries’ credit ratings, counterparties to those agreements may require us or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies. At December 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for us or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $3.3 billion comprised of $2.9 billion for BANA and $418 million for Merrill Lynch & Co., Inc. (Merrill Lynch) and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $4.4 billion in additional incremental collateral comprised of $455 million for BANA and $4.0 billion for Merrill Lynch and certain of its subsidiaries, would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for us or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was $3.8 billion, against which $3.0 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for us and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was an incremental $1.7 billion, against which $1.1 billion of collateral has been posted.
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
For additional information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 78 and Note 3 – Derivatives to the Consolidated Financial Statements.
If we are unable to access the capital markets, continue to maintain deposits, sell assets on favorable terms, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions, including with the GSEs, to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies, including Variable Rate Demand Notes; the ability to sell assets on favorable terms; increased liquidity requirements on our banking and nonbanking subsidiaries imposed by their home countries; or negative perceptions about our short- or long-term business prospects, including downgrades of our credit ratings. Several of these factors may arise due to circumstances beyond our control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties or us.
Our cost of obtaining funding is directly related to prevailing market interest rates and to our credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of a similar maturity that we need to pay to our funding providers. Increases in interest rates and our credit spreads can significantly increase the cost of our funding. Changes in our credit spreads are market-driven and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile.
For additional information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see Capital Management and Liquidity Risk in the MD&A on pages 70 and 75.

8 Bank of America 2012

Bank of America Corporation is a holding company and we depend upon our subsidiaries for liquidity, including our ability to pay dividends to stockholders. Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to Bank of America Corporation or other subsidiaries.
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
Additional restrictions on related party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and even require the parent company to provide additional funding to such subsidiaries. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For additional information regarding our ability to pay dividends, see Note 14 – Shareholders’ Equity and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Credit Risk
Credit Risk is the Risk of Loss Arising from a Borrower, Obligor or Counterparty Default when a Borrower, Obligor or Counterparty does not Meet its Obligations.
Economic or market disruptions, insufficient credit loss reserves or concentration of credit risk may necessitate an increase in the provision for credit losses, which could have an adverse effect on our financial condition and results of operations.
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

Global and U.S. economic conditions may impact our credit portfolios. To the extent economic or market disruptions occur, such disruptions would likely increase our credit exposure to customers, obligors or other counterparties due to the increased risk that they may default on their obligations to us. These potential increases in delinquencies and default rates could adversely affect our consumer credit card, home equity, consumer real estate and purchased credit-impaired portfolios, through increased charge-offs and provision for credit losses. Additionally, increased credit risk could also adversely affect our commercial loan portfolios.
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
As with any such assessments, there is also the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers and other counterparties become less predictive of future events. Although we believe that our allowance for credit losses was in compliance with applicable accounting standards at December 31, 2012, there is no guarantee that it will be sufficient to address future credit losses, particularly if economic conditions deteriorate. In such an event, we might need to increase the size of our allowance, which reduces our earnings.
In the ordinary course of our business, we also may be subject to a concentration of credit risk in a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses, and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers/dealers, commercial banks, investment funds and insurers. This has resulted in significant credit concentration with respect to this industry. In the ordinary course of business, we also enter into transactions with sovereign nations, U.S. states and U.S. municipalities. Unfavorable economic or political conditions, disruptions to capital markets, currency fluctuations, social instability and changes in government policies could impact the operating budgets or credit ratings of sovereign nations, U.S. states and U.S. municipalities and expose us to credit risk.
We also have a concentration of credit risk with respect to our consumer real estate, consumer credit card and commercial real estate portfolios, which represent a large percentage of our overall credit portfolio. The economic downturn has adversely affected

Bank of America 2012 9

these portfolios and further exposed us to this concentration of risk. Continued economic weakness or deterioration in real estate values or household incomes could result in higher credit losses.
For additional information about our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A on page 79 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
We could suffer losses and our ability to engage in routine trading and funding transactions could be adversely affected as a result of the actions or deterioration in the commercial soundness of our counterparties and other financial services institutions.
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
We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.
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
In the event of a further downgrade of the Corporation’s credit ratings, certain derivative and other counterparties may request we substitute BANA as counterparty for certain derivative contracts and other trading agreements. Our ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
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
For additional information on our derivatives exposure, see Note 3 – Derivatives to the Consolidated Financial Statements.
Market Risk
Market Risk is the Risk that Values of Assets and Liabilities or Revenues will be Adversely Affected by Changes in Market Conditions Such as Market Volatility. Market Risk is Inherent in the Financial Instruments Associated with our Operations, Including Loans, Deposits, Securities, Short-term Borrowings, Long-term Debt, Trading Account Assets and Liabilities, and Derivatives.
Negative changes in the levels of market volatility and other financial or capital market conditions may increase our market risk.
Our liquidity, cash flows, competitive position, business, results of operations and financial condition are affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets other financial instruments, and MSRs, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management, (iv) fee income relating to assets under management, (v) customer allocation of capital among investment alternatives, (vi) the volume of client activity in our trading operations, (vii) investment banking fees, and (viii) the general profitability and risk level of the transactions in which we engage. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve changes or signals a change in its current mortgage securities repurchase program, market interest rates could be affected, which could adversely impact the value of such assets.
We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. Our models, which rely on historical trends and assumptions, may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements and illiquidity, especially during severe market downturns or stress events. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators.
In times of market stress or other unforeseen circumstances, such as the market conditions experienced in 2008 and 2009,

10 Bank of America 2012

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
For additional information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A on page 113.
Further downgrades in the U.S. government’s sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to the Corporation and its credit ratings and general economic conditions that we are not able to predict.
On June 8, 2012, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. On July 10, 2012, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. Moody’s also rates the U.S. government AAA with a negative outlook. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.
There continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities and other government-backed securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Corporation, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments.
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
A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which the Corporation is subject and any related adverse effects on our business, financial condition and results of operations.
Our businesses may be affected by uncertainty about the financial stability of several European Union (EU) countries, the risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU.
Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions and international financial institutions with exposure to the region, including us. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and residential mortgages, and housing prices among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, and the possible loss of EU member states, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent European economic recovery uncertainty continues to negatively impact consumer confidence and consumer credit factors, or should the EU enter a deep recession, both the U.S. economy and our business and results of operations could be adversely affected.
The Corporation has substantial U.K. net deferred tax assets, which consist primarily of net operating losses (NOLs) that are realizable by a few non-U.S. subsidiaries that have a recent history of cumulative losses. These net deferred tax assets relate to NOLs that may be realized over an extended number of years. Management has concluded that no valuation allowance is necessary with respect to such net deferred tax assets, based in part on current expectations, including regarding the cessation of certain business activities, changes to capital and funding, forecasts of business activities and the indefinite period to carry forward NOLs. Significant changes to those expectations, such as would be caused by a substantial and prolonged worsening of the condition of Europe’s capital markets, could lead management to reassess its valuation allowance conclusions.
Global economic uncertainty, regulatory initiatives and reform have impacted, and will likely continue to impact, non-U.S. credit and trading portfolios. There can be no assurance our risk mitigation efforts in this respect will be sufficient or successful. Our total sovereign and non-sovereign exposure to Greece, Italy, Ireland, Portugal and Spain, was $14.5 billion at December 31, 2012 compared to $15.2 billion at December 31, 2011. Our total net sovereign and non-sovereign exposure to these countries was $9.5 billion at December 31, 2012 compared to $10.3 billion at December 31, 2011, after taking into account net credit default protection. At December 31, 2012 and 2011, the fair value of net credit default protection purchased was $5.1 billion and $4.9 billion. Losses could still result because our credit protection contracts only pay out under certain scenarios.

Bank of America 2012 11

For more information on our direct sovereign and non-sovereign exposures in Europe, see Non-U.S. Portfolio in the MD&A on page 105.
We may incur losses if the values of certain assets decline.
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
Gains or losses on these instruments can have a direct and significant impact on our results of operations, unless we have effectively hedged our exposures. Changes in loan prepayment speeds, which are influenced by interest rates, among other things, can impact the value of our MSRs and can result in higher or lower mortgage banking income and earnings, depending upon our ability to fully hedge the performance of our MSRs. Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions. The financial strength of counterparties, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and volatility in the prices of assets may curtail or eliminate the trading activity for these assets, which may make it difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.
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
For additional information about fair value measurements, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements. For additional information about our asset management businesses, see Business Segment Operations – Global Wealth & Investment Management in the MD&A on page 50.
Changes in interest rates, prepayment speeds and borrowers’ ability to refinance loans could have an adverse affect on our financial condition or results of operations.
Government officials and regulatory authorities have advanced various proposals to assist homeowners and the housing and mortgage markets. Certain of these proposals have included expanded access to residential mortgage loan refinancing options, including refinancing options for borrowers who may be current on their existing mortgage loans and for borrowers whose current mortgage principal balance may exceed the current appraised value of the mortgaged property. Expanded refinancing access may also result from implementing the borrower assistance and remediation programs under the National Mortgage Settlement discussed above. Adopting proposals of this nature could result in increased mortgage refinancings, and greater reductions in interest rates and principal prepayments in our mortgage portfolio than otherwise expected without those proposals. Reductions in interest rates and increases in mortgage prepayment speeds could adversely impact the value of our MSR asset, cause a significant acceleration of purchase premium amortization on our mortgage portfolio, and adversely affect our net interest margin. Conversely, increases in interest rates and unavailability of expanded refinancing access may result in a decrease in residential mortgage loan originations.
For additional information about interest rate risk management, see Interest Rate Risk Management for Nontrading Activities in the MD&A on page 117.
Changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates may adversely impact the value of debt securities and other financial instruments we hold or issue that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.
In recent years, concerns have been raised about the accuracy of the calculation of the daily LIBOR. The method for determining how LIBOR is formulated and its use in the market going forward may change, including, but not limited to, replacing the administrator of LIBOR, reducing the currencies and tenors for which LIBOR is calculated. and requiring banks to provide LIBOR submissions based on actual transaction data or otherwise changing the structure of LIBOR, each of which could impact the volatility of LIBOR. Similar changes may occur with respect to other reference rates. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would impact the value of any debt securities we hold or issue that are linked to LIBOR or other reference rates, or any loans, derivatives and other financial obligations or extensions of credit we hold or are due to us, or for which we are an obligor, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
Regulatory and Legal Risk
Bank regulatory agencies may require us to hold higher levels of regulatory capital, increase our regulatory capital ratios or increase liquidity, which could result in the need to issue additional securities that qualify as regulatory capital or to sell company assets.
We are subject to the Federal Reserve’s risk-based capital guidelines. These guidelines establish regulatory capital requirements for banking institutions to meet minimum requirements as well as to qualify as a “well-capitalized” institution. If any of our subsidiary insured depository institutions fail to maintain its status as “well-capitalized” under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution or institutions back to “well-capitalized” status. For the duration of such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956.
It is possible that increases in regulatory capital requirements, changes in how regulatory capital is calculated or increases to liquidity requirements may cause the loss of our “well-capitalized” status unless we increase our capital levels by issuing additional

12 Bank of America 2012

common stock, thus diluting our existing shareholders, or by selling assets. On December 20, 2011, the Federal Reserve proposed rules relating to risk-based capital and leverage requirements, liquidity requirements, stress tests, single-counterparty credit limits and early remediation requirements. On October 12, 2012, the Federal Reserve issued final rules requiring covered entities to undergo annual stress tests conducted by the Federal Reserve and conduct their own “company-run” stress tests twice a year. Those rules, and the remaining rules, when finalized, are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could cause us to sell certain assets, perhaps on terms unfavorable to us and contrary to our business plans. Such a requirement could also compel us to issue additional securities, which could dilute our current stockholders.
For additional information about the proposals described above and their potential effect on our required levels of regulatory capital, see Capital Management – Regulatory Capital in the MD&A on page 70.
Government measures to regulate the financial industry, including the Financial Reform Act, have increased and will continue to increase our compliance and operating costs and could require us to change certain of our business practices, limit our product offerings, limit our ability to efficiently pursue business opportunities, require an increase to our regulatory capital, impact asset values and reduce our revenues.
As a financial institution, we are heavily regulated at the state, federal and international levels. Following the financial crisis and related global economic downturn, we have faced and expect to continue to face increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our business. These regulatory and legislative measures, either individually, in combination or in the aggregate, could require us to further change our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, require an increase in our regulatory capital, impact asset values and reduce our revenues.
Federal banking and securities regulatory agencies have proposed regulations under the Financial Reform Act to limit proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the Volcker Rule). The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. Although the comment period for these proposed regulations has expired, the regulatory agencies have not finalized the Volcker Rule regulations.
The statutory provisions of the Volcker Rule became effective on July 21, 2012 and gave financial institutions two years from the effective date, with the possibility for extensions for certain investments, to bring activities and investments into compliance with the statutory provisions and final regulations. Although Global Markets exited its stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and to further our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain as the regulations implementing the Volcker Rule are not final. However, based on the contents of the proposed regulations, it is possible the Volcker Rule implementation could limit or restrict our remaining trading activities. If exemptions in the Volcker Rule and the proposed regulations are not available, the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds, commodity pools and other subsidiary operations. Additionally, the Volcker Rule could increase our operational and compliance costs, reduce our trading revenues, and adversely affect our results of operations. The date on which final regulations will be issued is currently uncertain.
Additionally, the Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain OTC derivatives. The Financial Reform Act grants the CFTC and the SEC substantial new authority and requires numerous rulemakings by these agencies. Swap dealers conducting dealing activity with U.S. persons above a specified dollar threshold were required to register with the CFTC on or before December 31, 2012. Upon registration, swap dealers became subject to additional CFTC rules relating to business conduct and reporting, and will continue to become subject to additional CFTC rules as and when such rules take effect.
The Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011. However, the rulemaking process was not completed as of that date, and is not expected to conclude until well into 2013. Further, the regulators granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. The SEC temporary relief is effective until final rules relevant to each requirement become effective. The CFTC temporary relief largely expired on December 31, 2012. The CFTC also granted relief from some of the rules that would have become effective during the fourth quarter of 2012, either completely suspending or delaying the application of some requirements.
While the CFTC has provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity, there remains some uncertainty as to how the derivatives requirements of the Financial Reform Act will apply to non-U.S. derivatives activity because the CFTC has not yet adopted final cross-border guidance. The CFTC has completed much of its other rulemakings, with the exception of final margin, capital and exchange trading rules, while the SEC has finalized a small number of clearing-related rules. The ultimate impact of the derivatives regulations that have not yet been finalized and the time it will take to comply remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and may negatively impact our results of operations.
In April 2011, a new Financial Reform Act regulation became effective implementing revisions to the FDIC’s assessment system that increased our FDIC expense. In addition, the FDIC has broad discretionary authority to increase assessments on large and highly complex institutions on a case by case basis. Any future increases in required deposit insurance premiums or other bank industry fees could have an adverse impact on our financial condition and results of operations.
The Financial Reform Act established an orderly liquidation process in the event of the failure of a large systemically important financial institution. Specifically, when a systemically important financial institution such as the Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such systemically important financial institution. In the event of such appointment, the FDIC could invoke a new form of resolution authority, the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the

Bank of America 2012 13

Treasury makes certain financial distress and systemic risk determinations. Macroprudential systemic protection is the primary objective of the orderly liquidation authority, subject to minimum threshold protections for creditors. Accordingly, in certain circumstances under the orderly liquidation authority, the FDIC could permit payment of obligations it determines to be systemically significant (e.g., short-term creditors or operating creditors) in lieu of paying other obligations (e.g., long-term creditors) without the need to obtain creditors’ consent or prior court review. The insolvency and resolution process could also lead to a large reduction or total elimination of the value of a bank holding company’s outstanding equity. For example, the FDIC could follow a “single point of entry” approach and replace a distressed bank holding company with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity is held solely for the benefit of creditors of the original bank holding company. Additionally, under the orderly liquidation authority, amounts owed to the U.S. government generally receive a statutory payment priority.
In addition, under the Financial Reform Act, all bank holding companies with assets of $50 billion or more are required to develop and submit resolution plans to the FDIC and the Federal Reserve, who will review such plans to determine whether they are credible. If the FDIC and the Federal Reserve determine that our plan is not credible and we fail to cure the deficiencies in a timely manner, the FDIC and the Federal Reserve may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Corporation. We could be required to take certain actions that could impose operational costs and could potentially result in the divestiture or restructuring of certain businesses and subsidiaries. We submitted our initial plan in 2012, which is to be updated annually.
Similarly, in the U.K., the FSA has issued proposed rules requiring the submission of significant information about certain U.K. incorporated subsidiaries and other financial institutions, as well as branches of non-U.K. banks located in the U.K., (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the FSA to develop resolution plans. As a result of the FSA review, we could be required to take certain actions over the next several years which could impose operational costs and potentially result in the restructuring of certain businesses and subsidiaries.
The Financial Reform Act established the CFPB, which principally regulates the offering of consumer financial products or services under federal consumer financial laws, and which has commenced its supervisory oversight. Through its rulemaking authority, the CFPB has promulgated several proposed and final rules that will affect our consumer businesses, including, but not limited to, establishing enhanced underwriting standards and new mortgage loan servicing standards. The CFPB has also proposed rules addressing items such as remittance transfer services, appraisal requirements and loan originator compensation requirements. The Corporation is evaluating the various CFPB rules and proposals and devoting substantial compliance, legal and operational business resources to facilitate compliance with these rules by their respective effective dates. We cannot predict the ultimate impact on us of the final and proposed CFPB rules, due to, among other things, uncertainty created by a recent court decision invalidating appointments to the National Labor Relations Board by President Obama, which, if upheld and applied to similar appointments to the CFPB, could call into question the validity of certain actions by the CFPB or result in the subsequent invalidation of such rules; however, it is possible that the final and proposed rules could have a significant adverse impact on our results of operations.
On December 20, 2011, the Federal Reserve issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Financial Reform Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for certain companies determined to pose a threat to financial stability. On October 12, 2012, the Federal Reserve issued final rules requiring covered entities to undergo annual stress tests conducted by the Federal Reserve and conduct their own “company-run” stress tests twice a year. Final regulations addressing the remaining items have not yet been adopted. The final rules are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
Many of the provisions under the Financial Reform Act have only begun to be implemented or remain to be implemented in the future and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The Financial Reform Act will continue to impact our earnings through fee reductions, higher costs and imposition of new restrictions on us. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our business will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative impacts of certain provisions.
In December 2010, the Basel Committee on Banking Supervision (Basel Committee) issued “Basel 3: A global regulatory framework for more resilient banks and banking systems” and “International framework for liquidity risk measurement, standards and monitoring” (together, Basel 3). If implemented by U.S. banking regulators as proposed, Basel 3’s capital standards could significantly increase our capital requirements. Basel 3 and the Financial Reform Act propose the disqualification of trust preferred securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel 3 also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated OCI in capital, increased capital requirements for counterparty credit risk, and new minimum capital and buffer requirements.
Basel 3 also proposes two minimum liquidity risk measures. The liquidity coverage ratio (LCR) measures the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The net stable funding ratio (NSFR) measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee announced in January 2013 that the initial minimum LCR requirement of 60 percent will be implemented in January 2015, and will thereafter increase in 10 percent annual increments through January 2019. The Basel Committee is currently reviewing the NSFR and has indicated that it intends for the requirement to

14 Bank of America 2012

be implemented by January 2018, following an observation period that is currently underway.
On July 19, 2011, the Basel Committee published the consultative document, “Globally systemic important banks: Assessment methodology and the additional loss absorbency requirement,” which sets out measures for global, systemically important financial institutions including the methodology for measuring systemic importance, the systemically important financial institution buffer and the arrangements by which they will be phased in. As proposed, the systemically important financial institution buffer would be met with additional Tier 1 common equity ranging from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This will be phased in from 2016 through 2018. As of December 31, 2012, we estimate our systemically important financial institution buffer would have been 1.5 percent, based on the Financial Stability Board’s “Update of group of global systemically important banks” issued on November 1, 2012.
Preparation for Basel 3 has influenced and is likely to continue to influence our regulatory capital and liquidity planning process, and is expected to impose additional operational and compliance costs on us. Any requirement that we increase the amount, or change the composition, of our regulatory capital or liquidity may have a material adverse impact on the Corporation. These impacts could include, but are not limited to, potential dilution of existing stockholders, increased funding costs and competitive disadvantage compared to financial institutions not under the same regulatory framework.
For additional information about the regulatory initiatives discussed above, see Regulatory Matters in the MD&A on page 64.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our business operations and may adversely impact our business.
During the last ten years, we have sold over $2.0 trillion of loans to the GSEs. Each GSE is currently in a conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form.
We are subject to significant financial and reputational risks from potential legal liability and regulatory action.
We face significant legal risks in our business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against us could have material adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business prospects. In addition, we continue to face increased litigation risk and regulatory scrutiny. We continue to experience increased litigation and other disputes with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties have grown more litigious. Our experience with certain regulatory authorities suggests a migration towards an increasing supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. The current environment of additional regulation, increased regulatory compliance burdens, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in significant operational and compliance costs and may limit our ability to continue providing certain products and services.
For a further discussion of litigation risks, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
Our business prospects are vulnerable to changes in governmental fiscal and monetary policy.
Our businesses and earnings are affected by domestic and international fiscal and monetary policy. The Federal Reserve regulates the supply of money and credit in the U.S. and its policies affect our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The Federal Reserve’s actions also can affect the value of financial instruments and other assets, such as debt securities and MSRs, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings are also affected by the fiscal or other policies that are adopted by the U.S. government, various U.S. regulatory authorities, and non-U.S. governments and regulatory authorities. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the costs of running our business.
We may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations.
The U.S. Congress and the Administration have signaled interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35 percent corporate tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impact from remeasuring deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impact reform might have on income tax expense.
In addition, income from certain non-U.S. subsidiaries has not been subject to U.S. income tax as a result of long-standing deferral provisions applicable to income that is derived in the active conduct of a banking and financing business abroad (active finance income). The U.S. Congress has extended the application of these deferral provisions several times, most recently in January 2013. These provisions now are set to expire for taxable years beginning on or after January 1, 2014. Absent an extension of these provisions, active financing income earned by certain non-U.S. subsidiaries will generally be subject to a tax provision that considers incremental U.S. income tax. The impact of the expiration of these provisions would depend upon the amount, composition and geographic mix of our future earnings.

Bank of America 2012 15

Other countries have also proposed and adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. The EU has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K.; (ii) adopted a Bank Levy which will apply to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; and (iii) proposed the creation and production of recovery and resolution plans by U.K.-regulated entities.
On July 17, 2012, the U.K. 2012 Finance Bill was enacted which reduced the corporate income tax rate one percent to 24 percent beginning on April 1, 2012, and then to 23 percent beginning on April 1, 2013. These rate reductions favorably affect income tax expense on future U.K. earnings but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. The income tax benefit for 2012 included a $788 million charge for the remeasurement, substantially all of which was recorded in Global Markets. If the corporate income tax rate were to be reduced to 21 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment (for a total of approximately $800 million). We are also monitoring other international legislative proposals that could impact us, such as changes to corporate income tax laws. Currently, in the U.K., NOL carryforwards have an indefinite life. Were the U.K. taxing authorities to introduce limitations on the future utilization of NOLs and were the Corporation unable to document its continued ability to fully utilize its NOLs, we would be required to establish a valuation allowance by a charge to income tax expense.
Risk of the Competitive Environment in which We Operate
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated in recent years. This trend has also hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as consolidation in and globalization of the financial services industry may result in larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. Increased competition may negatively affect our earnings by creating pressure to lower prices on our products and services and/or reducing market share.

Damage to our reputation could significantly harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn as well as alleged irregularities in servicing, foreclosure, consumer collections, mortgage loan modifications and other practices, compensation practices, our acquisitions of Countrywide and Merrill Lynch and the suitability or reasonableness of recommending particular trading or investment strategies.
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
We are subject to complex and evolving laws and regulations regarding privacy, data protections and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid in the future. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. We face regulatory, reputational and operational risks if personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused.
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
Our ability to attract and retain qualified employees is critical to the success of our business and failure to do so could hurt our business prospects and competitive position.
Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense. Our competitors include non-U.S.-based institutions and institutions subject to different compensation and

16 Bank of America 2012

hiring regulations than those imposed on U.S. institutions and financial institutions. The difficulty we face in competing for key personnel is exacerbated in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve, the FDIC or other regulators around the world. Any future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual incentive compensation paid to our senior employees has in recent years taken the form of long-term equity awards. Therefore, the ultimate value of this compensation depends on the price of our common stock when the awards vest. If we are unable to continue to attract and retain qualified individuals, our business prospects and competitive position could be adversely affected.
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
Project New BAC is a two-phase, enterprise-wide initiative to simplify and streamline workflows and processes, align businesses and costs more closely with our overall strategic plan and operating principles, and increase revenues. Phase 1 focuses on the consumer businesses, including Deposits, Card Services and CRES, and related support, technology and operations functions. Phase 2 focuses on Global Banking, Global Markets and GWIM, and related support, technology and operations functions not subject to evaluation in Phase 1. All aspects of Phase 1 of Project New BAC are currently expected to be implemented by the end of 2013, with the full cost savings impact expected to be realized in 2014, while Phase 2 is expected to be fully implemented by mid-2015.
We may be unable to fully realize the cost savings and other anticipated benefits from our cost saving initiatives or in accordance with currently anticipated timeframes.
Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business.
Our business model is based on a diversified mix of business that provides a broad range of financial products and services, delivered through multiple distribution channels. Our success depends on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competitors to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or sufficiently developing and maintaining loyal customers.
Risks Related to Risk Management
Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and increases in the overall complexity of our operations, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
For additional information about our risk management policies and procedures, see Managing Risk in the MD&A on page 66.
A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
Our businesses are highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. The potential for operational risk exposure exists throughout our organization and is not limited to operations functions. Operational risk exposures can impact our results of operations, such as losses resulting from unauthorized trades by employees, and their impact may extend beyond financial losses.
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

Bank of America 2012 17

Information security risks for large financial institutions like us have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our banking, brokerage, investment advisory and capital markets businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. For example, our websites have been subject to a series of distributed denial of service cyber security incidents. Although these incidents have not had a material impact on Bank of America, nor have they resulted in unauthorized access to our or our customers’ confidential, proprietary or other information, because of our prominence, we believe that such incidents may continue.
Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale and our role in the financial services industry, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, the continued uncertain global economic environment, threats of cyberterrorism, and system and customer account conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both individual and industry-wide bases, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses, and could have an adverse impact on our liquidity, financial condition and results of operations.
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in the loss of customers and business opportunities, significant business disruption to the Corporation’s operations and business, misappropriation of the Corporation’s confidential information and/or that of its customers, or damage to the Corporation’s computers or systems and/or those of its customers and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Corporation’s security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs.
For more information on operational risks and our operational risk management, see Operational Risk Management in the MD&A on page 120.
Risk of Being an International Business
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate.
We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments, and changes in legislation. These risks are especially acute in emerging markets. Many non-U.S. jurisdictions in which we do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery, others continue to experience increasing levels of stress. In addition, the increasing potential risk of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one country can affect our operations in another country or countries, including our operations in the U.S. As a result, any such unfavorable conditions or developments could have an adverse impact on our company.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally.

18 Bank of America 2012

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
In addition to non-U.S. legislation, our international operations are also subject to U.S. legal requirements. For example, our international operations are subject to U.S. laws on foreign corrupt practices, the Office of Foreign Assets Control, and anti-money laundering regulations. Additionally, we are subject to Section 13(r) of the Securities Exchange Act of 1934, which requires a registrant to provide disclosure in its periodic reports and file a notice with the SEC if it or its affiliates knowingly engage in certain activities identified under the Iran Threat Reduction and Syria Human Rights Act of 2012. The SEC is required to report any such disclosure to the U.S. President and certain Congressional committees. The President thereafter is required to initiate an investigation into the reported activity and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. If we are required to report any such activities, whether or not any sanctions are actually imposed on us or our affiliates as a result of these activities, our reputation could be harmed and our results of operations could be adversely impacted.
We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response thereto and/or military conflicts, that could adversely affect business and economic conditions abroad as well as in the U.S.
For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A on page 105.
Risk from Accounting Changes
Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board (FASB), the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation needing to revise and republish prior period financial statements.
The FASB issued on December 20, 2012 a proposed standard on accounting for expected credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected credit loss” model. The FASB announced it will establish the effective date when it issues the final standard. We cannot predict whether or when a final standard will be issued, when it will be effective or what its final provisions will be. It is possible that the final standard could have a material adverse impact on our results of operations once it is issued and becomes effective.
For more information on some of our critical accounting policies and standards and recent accounting changes, see Complex Accounting Estimates in the MD&A on page 121 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Item 1B. Unresolved Staff Comments
None

Bank of America 2012 19

Item 2. Properties
As of December 31, 2012, our principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,200,392
One Bryant Park	New York, NY	54 Story Building	Global Banking, Global Markets and GWIM	Leased (2)	1,798,373
Bank of America Home Loans	Calabasas, CA	3 Story Building	CRES	Owned	245,000
Merrill Lynch Financial Centre	London, UK	4 Building Campus	Global Banking, Global Markets and GWIM	Leased	568,256
Nihonbashi 1-Chome Building	Tokyo, Japan	24 Story Building	Global Banking and Global Markets	Leased	208,498

(1)	For leased properties, property square feet represents the square footage occupied by the Corporation.

(2)	The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 108.8 million square feet in 24,014 locations globally, including approximately 101.9 million square feet in the U.S. (all 50 U.S. states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico) and approximately 6.9 million square feet in more than 40 countries.
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
Item 3. Legal Proceedings
See Litigation and Regulatory Matters in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None

20 Bank of America 2012

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

	Quarter	High	Low
2011	first	$15.25	$13.33
	second	13.72	10.50
	third	11.09	6.06
	fourth	7.35	4.99
2012	first	9.93	5.80
	second	9.68	6.83
	third	9.55	7.04
	fourth	11.61	8.93
As of February 25, 2013, there were 226,396 registered shareholders of common stock. During 2011 and 2012, we paid dividends on the common stock on a quarterly basis.

The table below sets forth dividends paid per share of our common stock for the periods indicated:

	Quarter	Dividend
2011	first	$0.01
	second	0.01
	third	0.01
	fourth	0.01
2012	first	0.01
	second	0.01
	third	0.01
	fourth	0.01
For additional information regarding our ability to pay dividends, see Note 14 – Shareholders’ Equity and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated herein by reference.
For information on our equity compensation plans, see Note 19 – Stock-based Compensation Plans to the Consolidated Financial Statements and Item 12 on page 285 of this report, which are incorporated herein by reference.
The table below presents share repurchase activity for the three months ended December 31, 2012. We did not have any unregistered sales of our equity securities in 2012.

	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority
(Dollars in millions, except per share information; shares in thousands)				Amounts	Shares
October 1 - 31, 2012	549	$9.03	—	$—	—
November 1 - 30, 2012	83	9.28	—	—	—
December 1 - 31, 2012	104	9.31	—	—	—
Three months ended December 31, 2012	736	9.10

(1)
Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures from terminations of employment related to awards under equity incentive plans.

Item 6. Selected Financial Data
See Table 7 in the MD&A on page 33 and Table XII of the Statistical Tables in the MD&A on page 140, which are incorporated herein by reference.

Bank of America 2012 21

Item 7. Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout the MD&A, we use certain acronyms and
abbreviations which are defined in the Glossary.

22 Bank of America 2012

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-K, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, and future business and economic conditions more generally, including statements concerning: expectations regarding actions to be taken by the Federal Reserve; transfers of servicing rights scheduled to occur in stages over the course of 2013 with the delinquent loans scheduled to be transferred after the current loans; that the criteria for inclusion in the Legacy Assets & Servicing portfolios will continue to be evaluated over time; the expectation that approximately $200 million in servicing fees recognized per quarter related to servicing transferred will decrease throughout 2013 as the servicing is transferred and that over time the impact on earnings will be negligible as expenses are expected to also decrease after servicing is transferred, especially the loans which are 60 days or more past due; the expectation that liability management actions taken in the fourth quarter of 2012 will result in pre-tax net interest income benefit of approximately $350 million in 2013; effects of the FNMA Settlement and 2013 IFR Acceleration Agreement; the achievement of cost savings in certain noninterest expense categories as workflows continue to be streamlined, processes simplified and expenses aligned with the overall strategic plan and operating principles; projected New BAC Phase 1 annualized cost savings of more than $5 billion by the fourth quarter of 2013 with the full impact expected to be realized in 2014; the expectation that New BAC Phase 2 will result in an additional $3 billion of annualized cost savings by mid-2015; that the Corporation may conduct additional redemptions, tender offers, exercises and other transactions in the future depending on prevailing market conditions, liquidity, regulatory and other factors; the expectation that the Corporation would record a charge to income tax expense of approximately $800 million if the income tax rate were reduced to 21 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance; the goal to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital; that the sale of the GWIM international wealth management business and the Japanese brokerage joint venture are not expected to have a significant impact on the Corporation’s balance sheet, results of operations or capital ratios; the expectation that the Corporation will make at least $319 million of contributions to pension plans during 2013; the expectation that unresolved repurchase claims related to private-label securitization trustees and third-party securitization sponsors will continue to increase; the resolution of representations and warranties repurchase and other claims; the final resolution of the BNY Mellon Settlement; the estimates of liability and range of possible loss for representations and warranties repurchase claims; the possibility that future representations and warranties losses may occur in excess of the amounts recorded for those exposures; that the expiration and mutual non-renewal of certain contractual delivery commitments and variances with Fannie Mae will not have a material impact on our CRES business, as the Corporation expects to rely on other sources of liquidity to actively extend mortgage credit to customers including continuing to deliver such products into Freddie Mac mortgage-backed securities pools; that there will likely be additional requests from monolines for loan files in the future leading to repurchase claims; the belief that increases in requests for loan files from certain private-label securitization trustees and requests for tolling agreements to toll the applicable statutes of limitation related to representations and warranties repurchase claims will likely lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims; the disposition and resolution of servicing matters; that implementation of uniform servicing standards is expected to contribute to elevated costs associated with the servicing process but is not expected to result in material delays or dislocation in the performance of the mortgage servicing obligations including the completion of foreclosures; beliefs and expectations concerning the impact of the National Mortgage Settlement; the Corporation’s belief that the decline in default-related servicing costs will continue to accelerate in 2013; that swap dealers will continue to become subject to additional CFTC rules as and when such rules take effect; that the proposed rule regarding credit risk retention would likely have an adverse impact on the Corporation’s ability to engage in many types of the MBS and ABS securitizations conducted in CRES, Global Markets and other business segments, impose additional operational and compliance costs and negatively influence the value, liquidity and transferability of ABS or MBS, loans and other assets; that the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) will continue to have a significant and negative impact on earnings through fee reductions, higher costs and new restrictions as well as reductions to available capital; the substance and timing of the final rules implementing Basel 3; the expectation that the Corporation will comply with the final Basel 3 rules when issued and effective; that estimates under the Basel 3 Advanced Approach will be refined over time as a result of further rulemaking or clarification by U.S. banking regulators and as its understanding and interpretation of the rules evolve; that the final rules when adopted and fully implemented are likely to influence regulatory capital and liquidity planning processes and may impose additional operational and compliance costs on the Corporation; the expectation that the Liquidity Coverage Ratio requirement will be implemented in January 2015 and the Net Stable Funding Ratio requirement in January 2018, following an observation period that began in 2011; the goal to seek to maintain safety and soundness at all times, including under adverse conditions, to take advantage of organic growth opportunities, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for the Corporation’s subsidiaries, and satisfy current and future regulatory capital requirements; the goal of mitigating refinancing risk by actively managing the amount of borrowings that will likely mature within any month or quarter; the objective of maintaining high-quality credit ratings; that, if the Corporation’s analytical models for capital measurement under Basel 3 are not approved by the U.S. regulatory

Bank of America 2012 23

agencies, it would likely lead to an increase in the Corporation’s risk-weighted assets, which in some cases could be significant; that the Market Risk Final Rule and the Basel 3 Advanced Approach, if adopted as proposed, are expected to substantially increase the Corporation’s capital requirements; that results from using stress scenario assumptions provided by the Federal Reserve will be received from the Federal Reserve on March 14, 2013; that funding trading activities in broker/dealer subsidiaries is more cost-efficient and less sensitive to changes in credit ratings than unsecured financing; that VaR model results will be supplemented if risks associated with positions that are illiquid and/or unobservable are material; the cost and availability of unsecured funding; the Corporation’s belief that it can quickly obtain cash for certain securities even in stressed market conditions, through repurchase agreements or outright sales; the Corporation’s belief that a portion of structured liability obligations will remain outstanding beyond the earliest put or redemption date; the Corporation’s anticipation that debt levels will continue to decline, primarily due to maturities, through 2013; that, of the loans in the pay option portfolio at December 31, 2012 that have not already experienced a payment reset, one percent are expected to reset in 2013 and approximately 23 percent thereafter, and that seven percent are expected to prepay and 69 percent are expected to default prior to being reset, most of which were severely delinquent as of December 31, 2012; effects of the ongoing debt crisis in Europe, including the expectation of continued volatility as long as challenges remain, the expectation that the Corporation will continue to support client activities in the region and that exposures may vary over time as the Corporation monitors the situation and manages its risk profile; the expectation that, absent unexpected deterioration in the economy, reductions in the allowance for loan and lease losses, excluding the valuation allowance for PCI loans, will continue in the near term, though at a slower pace than in 2012; the goal of mitigating market risk exposures by using techniques that encompass a variety of financial instruments in both the cash and derivatives markets; the accuracy of forward-looking forecasts of net interest income used in interest rate risk management; and other matters relating to the Corporation and the securities that it may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of this report and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s ability to resolve representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more of the monolines or private-label and other investors; the Corporation’s resolution of remaining differences with the government-sponsored enterprises regarding representations and warranties repurchase claims, including in some cases with respect to mortgage insurance rescissions and foreclosure delays if future representations and warranties losses occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; uncertainties about the financial stability of several countries in the EU, the increasing risk that those countries may default on their sovereign debt or exit the EU and related stresses on financial markets, the Euro and the EU and the Corporation’s exposures to such risks, including direct, indirect and operational; the uncertainty regarding the timing and final substance of any capital or liquidity standards, including the final Basel 3 requirements and their implementation for U.S. banks through rulemaking by the Federal Reserve, including anticipated requirements to hold higher levels of regulatory capital, liquidity and meet higher regulatory capital ratios as a result of final Basel 3 or other capital or liquidity standards; the negative impact of the Financial Reform Act on the Corporation’s businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation’s actions to mitigate such impacts; the Corporation’s satisfaction of its borrower assistance programs under the National Mortgage Settlement with federal agencies and state Attorneys General and under the acceleration agreement with the OCC and the Federal Reserve; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings; the Corporation’s ability to fully realize the cost savings and other anticipated benefits from Project New BAC, including in accordance with currently anticipated timeframes; and other similar matters.
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

24 Bank of America 2012

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in

All Other. At December 31, 2012, the Corporation had approximately $2.2 trillion in assets and approximately 267,000 full-time equivalent employees.
As of December 31, 2012, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and we serve more than 53 million consumer and small business relationships with approximately 5,500 banking centers, 16,300 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to more than three million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Table 1 provides selected consolidated financial data for 2012 and 2011.

Table 1	Selected Financial Data

(Dollars in millions, except per share information)		2012	2011
Income statement
Revenue, net of interest expense (FTE basis) (1)		$84,235	$94,426
Net income		4,188	1,446
Net income, excluding goodwill impairment charges (2)		4,188	4,630
Diluted earnings per common share		0.25	0.01
Diluted earnings per common share, excluding goodwill impairment charges (2)		0.25	0.32
Dividends paid per common share		0.04	0.04
Performance ratios
Return on average assets		0.19%	0.06%
Return on average assets, excluding goodwill impairment charges (2)		0.19	0.20
Return on average tangible shareholders’ equity (1)		2.60	0.96
Return on average tangible shareholders’ equity, excluding goodwill impairment charges (1, 2)		2.60	3.08
Efficiency ratio (FTE basis) (1)		85.59	85.01
Efficiency ratio (FTE basis), excluding goodwill impairment charges (1, 2)		85.59	81.64
Asset quality
Allowance for loan and lease losses at December 31		$24,179	$33,783
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (3)		2.69%	3.68%
Nonperforming loans, leases and foreclosed properties at December 31 (3)		$23,555	$27,708
Net charge-offs (4)		14,908	20,833
Net charge-offs as a percentage of average loans and leases outstanding (3, 4)		1.67%	2.24%
Net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (3)		1.73	2.32
Net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (3, 5)		1.99	2.24
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (4)		1.62	1.62
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs, excluding the purchased credit-impaired loan portfolio		1.25	1.22
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and purchased credit-impaired write-offs (5)		1.36	1.62
Balance sheet at year end
Total loans and leases		$907,819	$926,200
Total assets		2,209,974	2,129,046
Total deposits		1,105,261	1,033,041
Total common shareholders’ equity		218,188	211,704
Total shareholders’ equity		236,956	230,101
Capital ratios at year end
Tier 1 common capital		11.06%	9.86%
Tier 1 capital		12.89	12.40
Total capital		16.31	16.75
Tier 1 leverage		7.37	7.53

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, see Supplemental Financial Data on page 35, and for a corresponding reconciliation to GAAP financial measures, see Statistical Table XV.

(2)
Net income, diluted earnings per common share, return on average assets, return on average tangible shareholders’ equity and the efficiency ratio have been calculated excluding the impact of the goodwill impairment charges of $3.2 billion in 2011, and accordingly, these are non-GAAP financial measures. For additional information on these measures and ratios, see Supplemental Financial Data on page 35, and for a corresponding reconciliation to GAAP financial measures, see Statistical Table XV.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 93 and corresponding Table 37, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 46.

(4)
Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity purchased credit-impaired loan portfolio for 2012. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For information on purchased credit-impaired write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(5)	There were no write-offs of purchased credit-impaired loans in 2011.

Bank of America 2012 25

2012 Economic and Business Environment
The U.S. economy began 2012 with momentum in consumer spending, led by stronger vehicle sales and supported by larger private payroll gains. However, over the course of the year, consumer spending slowed and business spending continued to weaken following the expiration of 2011 tax incentives and ongoing uncertainties surrounding fiscal issues in the U.S. and Europe. Payroll gains steadied to a moderate pace, while business profits and cash flows continued to rise throughout the year. The unemployment rate ended the year at 7.8 percent. Equity markets were volatile but finished with appreciable gains in 2012. The housing sector improved as new and existing home sales rose, home prices increased and residential building activity ended the year with its seventh consecutive quarterly rise.
After briefly rising early in the year, bond yields fell as the U.S. economy slowed and economic uncertainties in Europe intensified. The low bond yields also reflected the Board of Governors of the Federal Reserve System’s (Federal Reserve) monetary easing and related efforts to keep bond yields low. In December 2012, the Federal Reserve announced that it would purchase an additional $45 billion per month of long-term U.S. Treasury securities, in addition to its $40 billion per month in mortgage-backed securities (MBS) purchases, and that any policy rate increase would be tied to a 6.5 percent unemployment rate target as long as inflation did not exceed 2.5 percent.
Europe experienced financial market turmoil, numerous policy interventions and spreading recession in 2012. The European Central Bank’s (ECB) long-term refinancing operations helped calm markets for a time but proved insufficient as emerging stresses generated renewed turmoil. In response to sharply rising sovereign bond yields, the ECB announced its willingness to intervene in sovereign debt markets under specified conditions which calmed markets and pushed down sovereign bond yields. Near year end, the benefits of structural reform, such as lower labor costs and smaller structural budget deficits, were becoming evident in select nations while sovereign spreads stabilized at lower levels. However, widespread recession persisted.
Although the Asian economy continued to expand in 2012, several key nations slowed during the year. China’s economic growth remained subdued in 2012, adversely impacting international trade and overall Asian economic performance. Japan’s economy expanded in the first half of the year but returned to recession in the second half of the year.
Recent Events
Fannie Mae Settlement
On January 6, 2013, we entered into an agreement with Fannie Mae (FNMA) to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated and sold directly to FNMA from January 1, 2000 through December 31, 2008 by entities related to legacy Countrywide Financial Corporation (Countrywide) and Bank of America, N.A. (BANA).
This agreement covers loans with an aggregate original principal balance of approximately $1.4 trillion. Unresolved repurchase claims submitted by FNMA for alleged breaches of selling representations and warranties with respect to these loans totaled $12.2 billion at December 31, 2012. This agreement extinguished substantially all of those unresolved repurchase claims, as well as substantially all future representations and warranties repurchase claims associated with the loans, subject to certain exceptions which we do not expect to be material.
In January 2013, we made a cash payment to FNMA of $3.6 billion and also repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which we have valued at less than the purchase price.
This agreement also clarified the parties’ obligations with respect to mortgage insurance, including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers.
In addition, pursuant to a separate agreement, we settled substantially all of FNMA’s outstanding and future claims for compensatory fees arising out of past foreclosure delays.
Collectively, these agreements are the FNMA Settlement. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Independent Foreclosure Review Acceleration Agreement
On January 7, 2013, Bank of America and other mortgage servicing institutions entered into an agreement with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve to cease the Independent Foreclosure Review (IFR) that had commenced pursuant to a consent order entered into by Bank of America with the Federal Reserve and by BANA with the OCC on April 13, 2011 (2011 OCC Consent Order) and replace it with an accelerated remediation process (2013 IFR Acceleration Agreement). Under the 2013 IFR Acceleration Agreement, the mortgage servicing institutions agreed to make aggregate cash payments totaling $3.8 billion and provide $6.0 billion of other assistance to help borrowers, such as loan modifications and forgiveness of deficiency judgments. The 2013 IFR Acceleration Agreement requires us to make a cash payment of $1.1 billion and provide $1.8 billion of borrower assistance in the form of loan modifications and other foreclosure prevention actions. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61.
Sales of Mortgage Servicing Rights
On January 6, 2013, Bank of America entered into definitive agreements with two different counterparties, and on February 19, 2013 with an additional counterparty to sell the servicing rights on certain residential mortgage loans serviced for FNMA, Freddie Mac (FHLMC), the Government National Mortgage Association (GNMA) and private-label securitizations, with an aggregate unpaid principal balance of approximately $317 billion. The sales involve approximately 2.1 million loans currently serviced by us, including approximately 234,000 residential mortgage loans and approximately 24,000 home equity loans that were 60 days or more past due at December 31, 2012.
The transfers of servicing rights are scheduled to occur in stages throughout 2013 and are subject to the approval or consent of certain third parties. There is no assurance that all the required approvals and consents will be obtained, and accordingly, some of these transfers may not be consummated. We may conduct additional sales of mortgage servicing rights (MSRs) in the future.

26 Bank of America 2012

At December 31, 2012, we included a positive $342 million in the valuation of our MSRs based on information in the offers we had received on portions of our MSR portfolio. We will recognize as gain on sale any additional increases over the book value of the MSR asset in future periods at the time of the servicing transfers. Our ability to recognize such expected additional increases is subject to the consummation of these servicing transfers and the amount of such benefit will be dependent upon certain factors such as interest rates.
Capital and Liquidity Related Matters
In the fourth quarter of 2012, we repurchased certain of our debt and trust preferred securities with an aggregate carrying value of $5.2 billion for $5.3 billion in cash resulting in a loss of $110 million upon redemption, partially offset by a related pre-tax net interest income benefit of $57 million. We expect that these liability management actions will result in a pre-tax net interest income benefit of approximately $350 million in 2013.
We may conduct additional redemptions, tender offers, exercises and other transactions in the future depending on prevailing market conditions, capital, liquidity and other factors.
Performance Overview
Net income was $4.2 billion, or $0.25 per diluted share in 2012 compared to $1.4 billion, or $0.01 per diluted share in 2011.
Net interest income on a fully taxable-equivalent (FTE) basis decreased $4.0 billion to $41.6 billion for 2012 compared to 2011. The most significant driver of the decline was lower consumer loan balances and yields partially offset by ongoing reductions in long-term debt.
Noninterest income decreased $6.2 billion to $42.7 billion. The most significant drivers of the decline included a decrease of $5.3 billion in equity investment income, negative fair value adjustments of $5.1 billion on structured liabilities in 2012 compared to positive fair value adjustments of $3.3 billion in 2011 and debit valuation adjustment (DVA) losses on derivatives of $2.5 billion, net of hedges, compared to DVA gains on derivatives of $1.0 billion, net of hedges, in 2012 and 2011, respectively. These declines were partially offset by significantly lower representations and warranties provision of $3.9 billion in 2012 compared to $15.6 billion in 2011.
The provision for credit losses decreased $5.2 billion in 2012 to $8.2 billion. The decline was primarily in the home loans portfolio due to improved portfolio trends and increasing home prices.
Noninterest expense decreased $8.2 billion to $72.1 billion. The most significant drivers of the decline were the absence of goodwill impairment charges in 2012 compared to $3.2 billion in 2011, and declines of $1.4 billion and $1.3 billion in litigation and personnel expenses, respectively. These declines were partially offset by a provision of $1.1 billion in 2012 related to the 2013 IFR Acceleration Agreement.
Included in the income tax benefit for 2012 was a $1.7 billion tax benefit related to the recognition of certain foreign tax credits.
For summary information on the Corporation’s results, see Executive Summary – Financial Highlights below and Business Segment Results on page 32.

Table 2	Summary Income Statement

(Dollars in millions)		2012	2011
Net interest income (FTE basis) (1)		$41,557	$45,588
Noninterest income		42,678	48,838
Total revenue, net of interest expense (FTE basis) (1)		84,235	94,426
Provision for credit losses		8,169	13,410
Goodwill impairment		—	3,184
All other noninterest expense		72,093	77,090
Income before income taxes		3,973	742
Income tax benefit (FTE basis) (1)		(215)	(704)
Net income		4,188	1,446
Preferred stock dividends		1,428	1,361
Net income applicable to common shareholders		$2,760	$85

Per common share information
Earnings		$0.26	$0.01
Diluted earnings		0.25	0.01

(1)
FTE basis is a non-GAAP financial measure. For additional information on this measure, see Supplemental Financial Data on page 35, and for a corresponding reconciliation to a GAAP financial measure, see Statistical Table XV.

Financial Highlights
Net Interest Income
Net interest income on a FTE basis decreased $4.0 billion to $41.6 billion for 2012 compared to 2011. The decline was primarily due to lower consumer loan balances and yields, the asset and liability management (ALM) portfolio recouponing to a lower yield and decreased commercial loan yields. Lower trading-related net interest income also negatively impacted 2012 results. These were partially offset by ongoing reductions in long-term debt and lower rates paid on deposits. The net interest yield on a FTE basis decreased 13 basis points (bps) to 2.35 percent for 2012 compared to 2011 as the yield continued to be under pressure due to the aforementioned items and the low rate environment.
Noninterest Income

Table 3	Noninterest Income

(Dollars in millions)		2012	2011
Card income		$6,121	$7,184
Service charges		7,600	8,094
Investment and brokerage services		11,393	11,826
Investment banking income		5,299	5,217
Equity investment income		2,070	7,360
Trading account profits		5,870	6,697
Mortgage banking income (loss)		4,750	(8,830)
Insurance income (loss)		(195)	1,346
Gains on sales of debt securities		1,662	3,374
Other income (loss)		(1,839)	6,869
Net impairment losses recognized in earnings on AFS debt securities		(53)	(299)
Total noninterest income		$42,678	$48,838

Bank of America 2012 27

Noninterest income decreased $6.2 billion to $42.7 billion for 2012 compared to 2011. The following highlights the significant changes.

•	Card income decreased $1.1 billion primarily driven by the implementation of interchange fee rules under the Durbin Amendment, which became effective on October 1, 2011.

•	Service charges decreased $494 million primarily due to the impact of lower accretion on acquired portfolios and reduced reimbursed merchant processing fees.

•	Investment and brokerage services income decreased $433 million primarily driven by lower transactional volumes.

•
Equity investment income decreased $5.3 billion. The results for 2012 included $1.6 billion of gains which primarily related to the sales of certain equity and strategic investments. The results for 2011 included $6.5 billion of gains on the sale of China Construction Bank (CCB) shares, $836 million of CCB dividends and a $377 million gain on the sale of our investment in BlackRock, Inc. (BlackRock), partially offset by $1.1 billion of impairment charges on our merchant services joint venture.

•
Trading account profits decreased $827 million. Net DVA losses on derivatives were $2.5 billion in 2012 compared to net DVA gains of $1.0 billion in 2011. Excluding net DVA, trading account profits increased $2.7 billion in 2012 compared to 2011 due to an improved market environment.

•
Mortgage banking income increased $13.6 billion primarily due to an $11.7 billion decrease in the representations and warranties provision. The 2012 results included $2.5 billion in provision related to the FNMA Settlement, a $500 million provision for obligations to FNMA related to mortgage insurance rescissions, partially offset by an increase in servicing income of $1.1 billion due to improved MSR results. The 2011 results included $15.6 billion in representations and warranties provision related to the agreement to resolve nearly all legacy Countrywide-issued first-lien non-government-sponsored enterprise (GSE) residential mortgage-backed securities (RMBS) repurchase exposures and other non-GSE exposures.

•
Insurance income decreased $1.5 billion driven by the impact of the sale of the Balboa Insurance Company’s lender-placed insurance business (Balboa) in 2011 and an increase to the provision related to payment protection insurance in the U.K. in 2012.

•
Other income decreased $8.7 billion due to negative fair value adjustments on our structured liabilities of $5.1 billion compared to positive fair value adjustments of $3.3 billion in 2011. In addition, 2012 included $1.6 billion of gains related to debt repurchases and exchanges of trust preferred securities compared to gains of $1.2 billion in the prior year. The prior year also included a net gain of $752 million on the sale of Balboa.

Provision for Credit Losses
The provision for credit losses decreased $5.2 billion to $8.2 billion for 2012 compared to 2011. The provision for credit losses was $6.7 billion lower than net charge-offs for 2012, resulting in a reduction in the allowance for credit losses driven by improved portfolio trends and increasing home prices in consumer real estate products, lower bankruptcy filings and delinquencies affecting the Card Services portfolio, and improvement in overall credit quality within the core commercial portfolio (total commercial products excluding U.S. small business). Absent unexpected deterioration in the economy, we expect reductions in the allowance for credit losses, excluding the valuation allowance for purchase credit-impaired (PCI) loans, to continue in the near term, though at a slower pace than in 2012. For more information on the provision for credit losses, see Provision for Credit Losses on page 109.
Net charge-offs totaled $14.9 billion, or 1.67 percent of average loans and leases for 2012 compared to $20.8 billion, or 2.24 percent for 2011. Included in 2012 net charge-offs was $596 million related to the impact of new regulatory guidance regarding the treatment of loans discharged in Chapter 7 bankruptcy and $435 million related to loans forgiven as a part of the National Mortgage Settlement. The decrease in net charge-offs was primarily driven by fewer delinquent loans and lower bankruptcy filings in the Card Services portfolio, as well as lower net charge-offs in the consumer real estate and core commercial portfolios in 2012.
Noninterest Expense

Table 4	Noninterest Expense

(Dollars in millions)		2012	2011
Personnel		$35,648	$36,965
Occupancy		4,570	4,748
Equipment		2,269	2,340
Marketing		1,873	2,203
Professional fees		3,574	3,381
Amortization of intangibles		1,264	1,509
Data processing		2,961	2,652
Telecommunications		1,660	1,553
Other general operating		18,274	21,101
Goodwill impairment		—	3,184
Merger and restructuring charges		—	638
Total noninterest expense		$72,093	$80,274
Noninterest expense decreased $8.2 billion to $72.1 billion for 2012 compared to 2011 with the decrease primarily driven by the absence of goodwill impairment charges in 2012 compared to $3.2 billion in 2011, a $2.8 billion decrease in other general operating expense primarily related to lower litigation expense and mortgage-related assessments, waivers and similar costs related to foreclosure delays, partially offset by a provision of $1.1 billion in 2012 related to the 2013 IFR Acceleration Agreement. Personnel expense decreased $1.3 billion in 2012 as we continued to streamline processes and achieve cost savings. Partially offsetting the decreases were increases in professional fees and data processing expenses due to continuing default management activities in Legacy Assets & Servicing. The prior year also included $638 million in merger and restructuring charges.
In connection with Project New BAC, we expect to continue to achieve cost savings in certain noninterest expense categories as we continue to further streamline workflows, simplify processes and align expenses with our overall strategic plan and operating principles. During 2012, we continued implementation of Phase 1 initiatives, completed Phase 2 evaluations and began implementation of certain Phase 2 initiatives. With regard to Phase 1, we expect to realize more than $5 billion of annualized cost savings by the fourth quarter of 2013 with the full impact expected to be realized in 2014. We expect that Phase 2 will result in an additional $3 billion of annualized cost savings by mid-2015.

28 Bank of America 2012

Income Tax Benefit
The income tax benefit was $1.1 billion on pre-tax income of $3.1 billion for 2012 compared to an income tax benefit of $1.7 billion on the pre-tax loss of $230 million for 2011.
Included in the income tax benefit for 2012 was a $1.7 billion tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain subsidiaries over the related U.S. tax liability. Also included in the income tax benefit was a $788 million charge to reduce the carrying value of certain U.K. deferred tax assets due to the two percent U.K. corporate income tax rate reduction enacted in 2012. Our effective tax rate for 2012 excluding these two items was a benefit of seven percent and differed from the statutory rate due to the impact of our recurring tax preference items (e.g., affordable housing credits and tax-exempt income) on the level of pre-tax earnings.
The income tax benefit for 2011 was driven by our recurring tax preference items, a $1.0 billion benefit from the release of the remaining valuation allowance applicable to the Merrill Lynch &

Co., Inc. (Merrill Lynch) capital loss carryover deferred tax asset and a benefit of $823 million for planned realization of previously unrecognized deferred tax assets related to the tax basis in certain subsidiaries. These benefits were partially offset by a $782 million charge for the two percent U.K. corporate income tax rate reduction enacted in 2011. The $3.2 billion of goodwill impairment charges recorded during 2011 were non-deductible.
On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23 percent. The first one percent reduction was effective April 1, 2012 and the second will be effective April 1, 2013. These reductions favorably affect income tax expense on future U.K. earnings, but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. If the corporate income tax rate were to be reduced to 21 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense of approximately $800 million in the period of enactment, which we expect to be in 2013.

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31		Average Balance
(Dollars in millions)		2012	2011	2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell		$219,924	$211,183	$236,042	$245,069
Trading account assets		237,226	169,319	182,359	187,340
Debt securities		336,387	311,416	337,653	337,120
Loans and leases		907,819	926,200	898,768	938,096
Allowance for loan and lease losses		(24,179)	(33,783)	(29,843)	(37,623)
All other assets		532,797	544,711	566,377	626,320
Total assets		$2,209,974	$2,129,046	$2,191,356	$2,296,322
Liabilities
Deposits		$1,105,261	$1,033,041	$1,047,782	$1,035,802
Federal funds purchased and securities loaned or sold under agreements to repurchase		293,259	214,864	281,899	272,375
Trading account liabilities		73,587	60,508	78,554	84,689
Commercial paper and other short-term borrowings		30,731	35,698	36,501	51,894
Long-term debt		275,585	372,265	316,393	421,229
All other liabilities		194,595	182,569	194,550	201,238
Total liabilities		1,973,018	1,898,945	1,955,679	2,067,227
Shareholders’ equity		236,956	230,101	235,677	229,095
Total liabilities and shareholders’ equity		$2,209,974	$2,129,046	$2,191,356	$2,296,322
At December 31, 2012, total assets were $2.2 trillion, an increase of $80.9 billion, or four percent, from December 31, 2011. Average total assets decreased $105.0 billion, or five percent, in 2012 compared to 2011. At December 31, 2012, total liabilities were $2.0 trillion, an increase of $74.1 billion, or four percent, from December 31, 2011. Average total liabilities decreased $111.5 billion, or five percent, in 2012 compared to 2011.
Year-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and for our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these activities requires the use of balance sheet and capital-related limits including spot, average and risk-weighted asset limits, particularly within the market-making activities of our trading businesses. One of our key regulatory metrics, Tier 1 leverage ratio, is calculated based on adjusted quarterly average total assets.

Bank of America 2012 29

Assets
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed and securities purchased under agreements to resell are utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. Year-end federal funds sold and securities borrowed under agreements to resell increased $8.7 billion due to increases in client short positions and increased collateral requirements. Average federal funds sold and securities borrowed or purchased under agreements to resell decreased $9.0 billion attributable to changes in the investment composition of excess liquidity.
Trading Account Assets
Trading account assets consist primarily of fixed-income securities including government and corporate debt, and equity and convertible instruments. Year-end trading account assets increased $67.9 billion primarily due to a strategic decision to increase U.S. Treasuries and agency securities.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, MBS, principally agency MBS, foreign bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create more economically attractive returns on these investments. Year-end balances of debt securities increased $25.0 billion primarily due to net purchases of agency MBS. For additional information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.
Loans and Leases
Year-end and average loans and leases decreased $18.4 billion and $39.3 billion. The decreases were primarily due to continued run-off in targeted portfolios partially offset by growth in non-U.S. commercial and U.S. commercial loans. For a more detailed discussion of the loan portfolio, see Credit Risk Management on page 79.
Allowance for Loan and Lease Losses
Year-end and average allowance for loan and lease losses decreased $9.6 billion and $7.8 billion primarily due to the impact of the improving economy and reserve reductions in the PCI portfolio mostly related to the National Mortgage Settlement. For a more detailed discussion, see Allowance for Credit Losses on page 109.
All Other Assets
Year-end other assets decreased $11.9 billion driven by lower cash and cash equivalent balances. Average other assets decreased $59.9 billion primarily driven by asset sales, lower derivative dealer assets and a reduction in loans held-for-sale (LHFS).

Liabilities
Deposits
Year-end and average deposits increased $72.2 billion and $12.0 billion. The increases were attributable to growth in our noninterest-bearing deposits driven by higher client balances.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned and securities sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Year-end and average federal funds purchased and securities loaned or sold under agreements to repurchase increased $78.4 billion and $9.5 billion primarily due to funding of trading inventory resulting from customer demand.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in fixed-income securities including government and corporate debt, equity and convertible instruments. Year-end trading account liabilities increased $13.1 billion primarily due to higher trading activity in equity securities. Average trading account liabilities decreased $6.1 billion primarily due to a decrease in basis trading on government debt.
Commercial Paper and Other Short-term Borrowings
Commercial paper and other short-term borrowings provide an additional funding source. Year-end and average commercial paper and other short-term borrowings decreased $5.0 billion and $15.4 billion due to planned reductions in wholesale borrowings. For additional information on Commercial Paper and Other Short-term Borrowings, see Note 11 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements.
Long-term Debt
Year-end and average long-term debt decreased $96.7 billion and $104.8 billion. The decreases were attributable to planned reductions in long-term debt. For additional information on long-term debt, see Note 12 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
Year-end all other liabilities increased $12.0 billion primarily driven by an increase in customer margin credits. Average all other liabilities decreased $6.7 billion primarily driven by decreases in bank acceptances outstanding and accrued interest payable.
Shareholders’ Equity
Year-end and average shareholders’ equity increased $6.9 billion and $6.6 billion. The increases were primarily driven by earnings, an increase in unrealized gains on available-for-sale (AFS) debt securities in other comprehensive income (OCI), and common stock issued under employee plans and in connection with exchanges of preferred stock and trust preferred securities.

30 Bank of America 2012

Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the AFS securities portfolio and other short-term investments. Our financing activities reflect cash flows primarily related to increased customer deposits and net long-term debt reductions.
Cash and cash equivalents decreased $9.4 billion during 2012 due to net purchases of debt securities and planned reductions in long-term debt partially offset by higher federal funds purchased and securities loaned or sold under agreements to repurchase and growth in our deposits. Cash and cash equivalents increased $11.7 billion during 2011 due to sales of non-core assets and net sales of debt securities partially offset by repayment and maturities of certain long-term debt.
During 2012, net cash used in operating activities was $13.9 billion. The more significant adjustments to net income to arrive at cash used in operating activities included the net increase in trading and derivative instruments and the provision for credit losses. During 2011, net cash provided by operating activities was $64.4 billion. The more significant adjustments to net income to arrive at cash provided by operating activities included the net decrease in trading and derivative instruments and the provision for credit losses.
During 2012, net cash used in investing activities was $37.2 billion primarily driven by net purchases of debt securities. During 2011, net cash provided by investing activities was $52.4 billion primarily driven by net sales of debt securities.
During 2012, net cash provided by financing activities of $42.4 billion primarily reflected an increase in federal funds purchased and securities loaned or sold under agreements to repurchase and growth in deposits partially offset by planned reductions in long-term debt as maturities outpaced new issuances. During 2011, the net cash used in financing activities of $104.7 billion primarily reflected planned reductions in long-term debt as maturities outpaced new issuances as well as the decrease in federal funds purchased and securities loaned or sold under agreements to repurchase partially offset by growth in deposits.

Bank of America 2012 31

Business Segment Results
The following discussion provides an overview of the results of our business segments and All Other for 2012 compared to 2011. For additional information on these results, see Business Segment Operations on page 37.

Table 6	Business Segment Results

	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Consumer & Business Banking	$29,023	$32,880	$3,941	$3,490	$16,793	$17,719	$5,321	$7,447
Consumer Real Estate Services	8,759	(3,154)	1,442	4,524	17,306	21,791	(6,507)	(19,465)
Global Banking	17,207	17,312	(103)	(1,118)	8,308	8,884	5,725	6,046
Global Markets	13,519	14,798	3	(56)	10,839	12,244	1,054	988
Global Wealth & Investment Management	16,517	16,495	266	398	12,755	13,383	2,223	1,718
All Other	(790)	16,095	2,620	6,172	6,092	6,253	(3,628)	4,712
Total FTE basis	84,235	94,426	8,169	13,410	72,093	80,274	4,188	1,446
FTE adjustment	(901)	(972)	—	—	—	—	—	—
Total Consolidated	$83,334	$93,454	$8,169	$13,410	$72,093	$80,274	$4,188	$1,446

(1)
Total revenue is net of interest expense and is on a FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure, see Supplemental Financial Data on page 35, and for a corresponding reconciliation to a GAAP financial measure, see Statistical Table XVI.

CBB net income decreased compared to the prior year. Revenue decreased driven by lower average loan balances, the continued low rate environment, the full-year impact of the Durbin Amendment, lower gains on sales of portfolios and the impact of charges related to our consumer protection products. The provision for credit losses increased as portfolio trends stabilized during 2012. Noninterest expense declined due to lower Federal Deposit Insurance Corporation (FDIC) and operating expenses, partially offset by an increase in litigation expense.
CRES net loss decreased compared to the prior year. Revenue increased due to a significantly lower representations and warranties provision, an increase in servicing income and core production income, partially offset by a decrease in insurance income. The provision for credit losses decreased due to improved portfolio trends and increasing home prices in both the non-PCI and PCI home equity loan portfolios. Noninterest expense decreased due to a decline in litigation expense, the absence of a goodwill impairment charge and lower mortgage-related assessments, waivers and similar costs related to foreclosure delays, partially offset by higher default-related servicing costs and a provision for the 2013 IFR Acceleration Agreement.
Global Banking net income decreased compared to the prior year. Revenue decreased primarily driven by lower investment banking fees, lower net interest income as a result of spread compression and the benefit in the prior year from higher accretion on acquired portfolios, partially offset by the impact of higher average loan and deposit balances and gains from certain legacy portfolios. The provision for credit losses increased as a result of stabilization of asset quality, core commercial loan growth and the impact of a higher volume of loan resolutions in the commercial real estate portfolio in the prior year. Noninterest expense decreased primarily due to lower personnel and operating expenses.
Global Markets net income increased compared to the prior year. Sales and trading revenue decreased due to net DVA losses compared to net DVA gains in the prior year. Excluding net DVA, sales and trading revenue increased primarily driven by our fixed income, currencies and commodities (FICC) business as a result of improved performance in our rates and currencies, and credit-related businesses due to an improved global economic climate, and a gain on the sale of an equity investment. Noninterest expense decreased largely due to a reduction in personnel-related expenses.
GWIM net income increased compared to the prior year. Revenue was relatively unchanged as higher asset management fees were offset by lower transactional revenue and lower net interest income driven by the impact of the continued low rate environment. The provision for credit losses decreased driven by lower delinquencies and improving portfolio trends within the residential mortgage portfolio. Noninterest expense decreased due to lower FDIC expense, lower litigation costs and other expense reductions, partially offset by higher production-related expenses.
All Other decreased to a net loss compared to net income in the prior year. The change was primarily due to negative fair value adjustments on structured liabilities compared to positive fair value adjustments in the prior year, a decrease in equity investment income and lower gains on sales of debt securities. Partially offsetting these items were a reduction in the provision for credit losses, net gains resulting from the repurchase of certain debt and trust preferred securities and a net income tax benefit related to the recognition of certain foreign tax credits.

32 Bank of America 2012

Table 7	Five Year Summary of Selected Financial Data

(In millions, except per share information)		2012	2011	2010	2009	2008
Income statement
Net interest income		$40,656	$44,616	$51,523	$47,109	$45,360
Noninterest income		42,678	48,838	58,697	72,534	27,422
Total revenue, net of interest expense		83,334	93,454	110,220	119,643	72,782
Provision for credit losses		8,169	13,410	28,435	48,570	26,825
Goodwill impairment		—	3,184	12,400	—	—
Merger and restructuring charges		—	638	1,820	2,721	935
All other noninterest expense (1)		72,093	76,452	68,888	63,992	40,594
Income (loss) before income taxes		3,072	(230)	(1,323)	4,360	4,428
Income tax expense (benefit)		(1,116)	(1,676)	915	(1,916)	420
Net income (loss)		4,188	1,446	(2,238)	6,276	4,008
Net income (loss) applicable to common shareholders		2,760	85	(3,595)	(2,204)	2,556
Average common shares issued and outstanding		10,746	10,143	9,790	7,729	4,592
Average diluted common shares issued and outstanding (2)		10,841	10,255	9,790	7,729	4,596
Performance ratios
Return on average assets		0.19%	0.06%	n/m	0.26%	0.22%
Return on average common shareholders’ equity		1.27	0.04	n/m	n/m	1.80
Return on average tangible common shareholders’ equity (3)		1.94	0.06	n/m	n/m	4.72
Return on average tangible shareholders’ equity (3)		2.60	0.96	n/m	4.18	5.19
Total ending equity to total ending assets		10.72	10.81	10.08%	10.38	9.74
Total average equity to total average assets		10.75	9.98	9.56	10.01	8.94
Dividend payout		15.86	n/m	n/m	n/m	n/m
Per common share data
Earnings (loss)		$0.26	$0.01	$(0.37)	$(0.29)	$0.54
Diluted earnings (loss) (2)		0.25	0.01	(0.37)	(0.29)	0.54
Dividends paid		0.04	0.04	0.04	0.04	2.24
Book value		20.24	20.09	20.99	21.48	27.77
Tangible book value (3)		13.36	12.95	12.98	11.94	10.11
Market price per share of common stock
Closing		$11.61	$5.56	$13.34	$15.06	$14.08
High closing		11.61	15.25	19.48	18.59	45.03
Low closing		5.80	4.99	10.95	3.14	11.25
Market capitalization		$125,136	$58,580	$134,536	$130,273	$70,645

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Due to a net loss applicable to common shareholders for 2010 and 2009, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 35 and Statistical Table XV on page 145.

(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 80.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 93 and corresponding Table 37, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 46.

(7)
Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(9)	There were no write-offs of PCI loans in 2011, 2010, 2009 and 2008.
n/m = not meaningful

Bank of America 2012 33

Table 7	Five Year Summary of Selected Financial Data (continued)

(Dollars in millions)	2012	2011	2010	2009	2008
Average balance sheet
Total loans and leases	$898,768	$938,096	$958,331	$948,805	$910,871
Total assets	2,191,356	2,296,322	2,439,606	2,443,068	1,843,985
Total deposits	1,047,782	1,035,802	988,586	980,966	831,157
Long-term debt	316,393	421,229	490,497	446,634	231,235
Common shareholders’ equity	216,996	211,709	212,686	182,288	141,638
Total shareholders’ equity	235,677	229,095	233,235	244,645	164,831
Asset quality (4)
Allowance for credit losses (5)	$24,692	$34,497	$43,073	$38,687	$23,492
Nonperforming loans, leases and foreclosed properties (6)	23,555	27,708	32,664	35,747	18,212
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	2.69%	3.68%	4.47%	4.16%	2.49%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	107	135	136	111	141
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	82	101	116	99	136
Amounts included in allowance that are excluded from nonperforming loans and leases (7)	$12,021	$17,490	$22,908	$17,690	$11,679
Allowance as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance that are excluded from nonperforming loans and leases (7)	54%	65%	62%	58%	70%
Net charge-offs (8)	$14,908	$20,833	$34,334	$33,688	$16,231
Net charge-offs as a percentage of average loans and leases outstanding (6, 8)	1.67%	2.24%	3.60%	3.58%	1.79%
Net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	1.73	2.32	3.73	3.71	1.83
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6, 9)	1.99	2.24	3.60	3.58	1.79
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	2.52	2.74	3.27	3.75	1.77
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	2.62	3.01	3.48	3.98	1.96
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (8)	1.62	1.62	1.22	1.10	1.42
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs, excluding the PCI loan portfolio	1.25	1.22	1.04	1.00	1.38
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs (9)	1.36	1.62	1.22	1.10	1.42
Capital ratios (year end)
Risk-based capital:
Tier 1 common	11.06%	9.86%	8.60%	7.81%	4.80%
Tier 1	12.89	12.40	11.24	10.40	9.15
Total	16.31	16.75	15.77	14.66	13.00
Tier 1 leverage	7.37	7.53	7.21	6.88	6.44
Tangible equity (3)	7.62	7.54	6.75	6.40	5.11
Tangible common equity (3)	6.74	6.64	5.99	5.56	2.93
For footnotes see page 33.

34 Bank of America 2012

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
The aforementioned supplemental data and performance measures are presented in Table 7 and Statistical Table XII. In addition, in Table 8 and Statistical Table XIV, we have excluded the impact of goodwill impairment charges of $3.2 billion and $12.4 billion recorded in 2011 and 2010 when presenting certain of these metrics. Accordingly, these are non-GAAP financial measures.
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
In 2009, Common Equivalent Securities (CES) were reflected in our reconciliations given the expectation that the underlying Common Equivalent Junior Preferred Stock, Series S would convert into common stock following shareholder approval of additional authorized shares. Shareholders approved the increase in the number of authorized shares of common stock and the Common Equivalent Stock converted into common stock on February 24, 2010.
Statistical Tables XV, XVI and XVII on pages 145, 146 and 148 provide reconciliations of these non-GAAP financial measures with GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8	Five Year Supplemental Financial Data

(Dollars in millions, except per share information)		2012	2011	2010	2009	2008
Fully taxable-equivalent basis data
Net interest income		$41,557	$45,588	$52,693	$48,410	$46,554
Total revenue, net of interest expense		84,235	94,426	111,390	120,944	73,976
Net interest yield		2.35%	2.48%	2.78%	2.65%	2.98%
Efficiency ratio		85.59	85.01	74.61	55.16	56.14
Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings			$0.32	$0.87
Diluted earnings			0.32	0.86
Efficiency ratio (FTE basis)			81.64%	63.48%
Return on average assets			0.20	0.42
Return on average common shareholders’ equity			1.54	4.14
Return on average tangible common shareholders’ equity			2.46	7.03
Return on average tangible shareholders’ equity			3.08	7.11

(1)	Performance ratios are calculated excluding the impact of goodwill impairment charges of $3.2 billion and $12.4 billion recorded during 2011 and 2010.

Bank of America 2012 35

Net Interest Income Excluding Trading-related Net Interest Income
We manage net interest income on a FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 48, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 9 provides additional clarity in assessing our results.

Table 9	Net Interest Income Excluding Trading-related Net Interest Income

(Dollars in millions)	2012	2011
Net interest income (FTE basis)
As reported (1)	$41,557	$45,588
Impact of trading-related net interest income (2)	(3,308)	(3,690)
Net interest income excluding trading-related net interest income (3)	$38,249	$41,898
Average earning assets
As reported	$1,769,969	$1,834,659
Impact of trading-related earning assets (2)	(449,660)	(445,574)
Average earning assets excluding trading-related earning assets (3)	$1,320,309	$1,389,085
Net interest yield contribution (FTE basis)
As reported (1)	2.35%	2.48%
Impact of trading-related activities (2)	0.55	0.54
Net interest yield on earning assets excluding trading-related activities (3)	2.90%	3.02%

(1)
For 2012 and 2011, net interest income and net interest yield include fees earned on overnight deposits placed with the Federal Reserve and, for 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, of $189 million and $186 million.

(2)	Represents the impact of trading-related amounts included in Global Markets.

(3)	Represents a non-GAAP financial measure.

Net interest income excluding trading-related net interest income decreased $3.6 billion to $38.2 billion for 2012 compared to 2011. The decline was primarily due to lower consumer loan balances and yields, the ALM portfolio recouponing to a lower yield and decreased commercial loan yields, partially offset by ongoing reductions in long-term debt and lower interest rates paid on deposits.
Average earning assets excluding trading-related earning assets decreased $68.8 billion to $1,320.3 billion for 2012 compared to 2011. The decrease was primarily due to declines in consumer loans, securities purchased under agreement to resell, time deposits placed and LHFS, partially offset by an increase in commercial loans.
Net interest yield on earning assets excluding trading-related activities decreased 12 bps to 2.90 percent for 2012 compared to 2011 primarily due to the factors noted above for net interest income. The yield curve flattened significantly in 2012 with long-term rates near historical lows. This has resulted in net interest yield compression as assets have repriced down and liability yields have declined less significantly due to the absolute low level of short-end rates.

36 Bank of America 2012

Business Segment Operations
Segment Description and Basis of Presentation
We report the results of our operations through five business segments: CBB, CRES, Global Banking, Global Markets and GWIM, with the remaining operations recorded in All Other.
We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 35.
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
We allocate economic capital to the business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. See Managing Risk on page 66 and Strategic Risk Management on page 70 for more information on the nature of these risks. A business segment’s allocated equity includes this economic capital allocation and also includes the portion of goodwill and intangibles specifically assigned to the business segment. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The risk-adjusted methodology is periodically refined and such refinements are reflected as changes to allocated equity in each segment.
For more information on the business segments and reconciliations to consolidated total revenue, net income (loss) and year-end total assets, see Note 26 – Business Segment Information to the Consolidated Financial Statements.

Bank of America 2012 37

Consumer & Business Banking

	Deposits		Card Services		Business Banking		Total Consumer & Business Banking
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$7,857	$8,472	$10,047	$11,502	$1,221	$1,404	$19,125	$21,378	(11)%
Noninterest income:
Card income	—	—	5,261	6,286	—	—	5,261	6,286	(16)
Service charges	3,922	4,000	1	—	361	524	4,284	4,524	(5)
All other income (loss)	276	224	(54)	328	131	140	353	692	(49)
Total noninterest income	4,198	4,224	5,208	6,614	492	664	9,898	11,502	(14)
Total revenue, net of interest expense (FTE basis)	12,055	12,696	15,255	18,116	1,713	2,068	29,023	32,880	(12)

Provision for credit losses	208	173	3,452	3,072	281	245	3,941	3,490	13
Noninterest expense	10,409	10,600	5,496	5,961	888	1,158	16,793	17,719	(5)
Income before income taxes	1,438	1,923	6,307	9,083	544	665	8,289	11,671	(29)
Income tax expense (FTE basis)	521	706	2,246	3,272	201	246	2,968	4,224	(30)
Net income	$917	$1,217	$4,061	$5,811	$343	$419	$5,321	$7,447	(29)

Net interest yield (FTE basis)	1.81%	2.02%	8.93%	9.04%	2.68%	3.23%	3.88%	4.45%
Return on average allocated equity	3.77	5.13	19.73	27.50	3.92	5.20	9.92	14.07
Return on average economic capital	14.35	21.10	40.20	55.30	5.16	7.03	23.01	33.52
Efficiency ratio (FTE basis)	86.34	83.49	36.03	32.90	51.81	56.09	57.86	53.89

Balance Sheet

Average
Total loans and leases	n/m	n/m	$111,642	$126,083	$23,764	$26,889	$136,171	$153,641	(11)
Total earning assets (1)	$433,908	$419,996	112,489	127,258	45,549	43,542	492,965	480,590	3
Total assets (1)	460,074	446,475	118,763	130,254	52,690	51,553	532,546	518,076	3
Total deposits	434,261	421,106	n/m	n/m	42,837	40,679	477,440	462,087	3
Allocated equity	24,329	23,734	20,578	21,127	8,739	8,047	53,646	52,908	1
Economic capital	6,405	5,786	10,131	10,538	6,642	5,949	23,178	22,273	4

Year end
Total loans and leases	n/m	n/m	$110,380	$120,668	$23,396	$25,006	$134,657	$146,378	(8)
Total earning assets (1)	$455,999	$419,215	110,831	121,991	44,712	46,516	514,521	480,972	7
Total assets (1)	482,339	446,274	117,904	127,623	51,655	53,950	554,878	521,097	6
Total deposits	455,871	421,871	n/m	n/m	42,382	41,519	498,669	464,264	7

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
The Federal Reserve adopted a final rule with respect to the Durbin Amendment, which became effective October 1, 2011, that established the maximum allowable interchange fees a bank can receive for a debit card transaction. The interchange fee rules resulted in a reduction of debit card revenue of approximately $1.7 billion in 2012 compared to a $430 million reduction in 2011. For more information on the Durbin Amendment and the final interchange rules, see Regulatory Matters on page 64.

CBB Results
Net income for CBB decreased $2.1 billion to $5.3 billion in 2012 compared to 2011 primarily due to lower revenue and higher provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $2.3 billion to $19.1 billion due to lower average loan balances primarily in Card Services as well as compressed deposit spreads due to the continued low rate environment. Noninterest income decreased $1.6 billion to $9.9 billion primarily due to a decline in Card Services. The provision for credit losses increased $451 million to $3.9 billion with the increase largely in Card Services. Noninterest expense decreased $926 million to $16.8 billion primarily due to lower FDIC and operating expenses, partially offset by an increase in litigation expense.
The return on average economic capital decreased primarily due to lower net income. For more information regarding economic capital, see Supplemental Financial Data on page 35.

38 Bank of America 2012

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
Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at clients with less than $250,000 in investable assets. Merrill Edge provides investment advice and guidance, brokerage services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s network of banking centers and ATMs. Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 50.
Net income for Deposits decreased $300 million to $917 million in 2012 primarily driven by lower net interest income, partially offset by lower noninterest expense. Net interest income declined $615 million to $7.9 billion driven by compressed deposit spreads due to the continued low rate environment, partially offset by growth in deposit balances, a customer shift to higher spread liquid products and continued pricing discipline. Noninterest income of $4.2 billion remained relatively unchanged. Noninterest expense decreased $191 million to $10.4 billion as lower FDIC expense was partially offset by higher operating and litigation expenses.
Average deposits increased $13.2 billion to $434.3 billion in 2012 driven by a customer shift to more liquid products in a low rate environment as checking, traditional savings and money market savings grew $23.9 billion. Growth in liquid products was partially offset by a decline in average time deposits of $10.7 billion. As a result of the shift in the mix of deposits and our continued pricing discipline, the rate paid on average deposits declined by seven bps to 20 bps.

Key Statistics

	2012	2011
Total deposit spreads (excludes noninterest costs) (1)	1.81%	2.12%

Year end
Client brokerage assets (in millions)	$75,946	$66,576
Online banking active accounts (units in thousands)	29,638	29,870
Mobile banking active accounts (units in thousands)	12,013	9,166
Banking centers	5,478	5,702
ATMs	16,347	17,756

(1)	Total deposit spreads include the Deposits and Business Banking businesses.

Mobile banking customers increased 2.8 million in 2012 reflecting a change in our customers’ banking preferences. The number of banking centers declined 224 and ATMs declined 1,409 as we continue to improve our cost-to-serve and optimize our consumer banking network.
Card Services
Card Services is one of the leading issuers of credit and debit cards to consumers and small businesses in the U.S. In addition to earning net interest spread revenue on its lending activities, Card Services generates interchange revenue from credit and debit card transactions as well as annual credit card fees and other miscellaneous fees.
Net income for Card Services decreased $1.8 billion to $4.1 billion in 2012 primarily driven by a decrease in revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $1.5 billion to $10.0 billion driven by lower average loan balances and yields. The net interest yield decreased 11 bps to 8.93 percent due to charge-offs and paydowns of higher interest rate products. Noninterest income decreased $1.4 billion to $5.2 billion primarily due to lower interchange fees as a result of implementing the Durbin Amendment, lower gains on sales of portfolios and the impact of charges related to our consumer protection products.
The provision for credit losses increased $380 million to $3.5 billion in 2012 as portfolio trends stabilized during 2012. For more information, see Provision for Credit Losses on page 109. Noninterest expense decreased $465 million to $5.5 billion primarily due to lower personnel and operating expenses.
Average loans decreased $14.4 billion to $111.6 billion in 2012 driven by the impact of portfolio sales, charge-offs and continued run-off of non-core portfolios.

Key Statistics

(Dollars in millions)	2012	2011
U.S. credit card
Gross interest yield	10.02%	10.25%
Risk-adjusted margin	7.54	5.81
New accounts (in thousands)	3,258	3,035
Purchase volumes	$193,500	$192,358
Debit card purchase volumes	258,363	250,545
During 2012, the U.S. credit card risk-adjusted margin increased 173 bps due to a decrease in net charge-offs driven by an improvement in credit quality. U.S. credit card new accounts grew by approximately 223,000 accounts to 3.3 million. During 2012, U.S. credit card purchase volumes increased $1.1 billion to $193.5 billion reflecting higher levels of consumer spending, partially offset by the impact of portfolio sales. Debit card purchase volumes increased $7.8 billion to $258.4 billion reflecting higher levels of consumer spending.

Bank of America 2012 39

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
Net income for Business Banking decreased $76 million to $343 million in 2012 primarily driven by lower revenue and an increase in the provision for credit losses, largely offset by lower noninterest expense. Net interest income decreased $183 million to $1.2 billion driven by lower average loan balances. Noninterest income decreased $172 million to $492 million primarily due to the transfer of certain processing activities to our merchant services joint venture in 2012. The provision for credit losses increased $36 million to $281 million primarily driven by a slower pace of improvement in credit quality than in the prior year. Noninterest expense decreased $270 million to $888 million driven by lower FDIC and merchant processing expenses.
Average loans decreased $3.1 billion to $23.8 billion in 2012 primarily driven by the net transfer of certain loans to other businesses, higher prepayments and continued run-off of non-core portfolios. Average deposits increased $2.2 billion to $42.8 billion in 2012 due to the current client preference for liquidity and the net transfer of certain deposits from other businesses.

40 Bank of America 2012

Consumer Real Estate Services

	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$1,361	$1,828	$1,598	$1,379	$2,959	$3,207	(8)%
Noninterest income:
Mortgage banking income (loss)	3,284	2,312	2,247	(10,505)	5,531	(8,193)	(168)
Insurance income	6	750	—	—	6	750	(99)
All other income (loss)	(5)	971	268	111	263	1,082	(76)
Total noninterest income (loss)	3,285	4,033	2,515	(10,394)	5,800	(6,361)	(191)
Total revenue, net of interest expense (FTE basis)	4,646	5,861	4,113	(9,015)	8,759	(3,154)	n/m

Provision for credit losses	72	233	1,370	4,291	1,442	4,524	(68)
Goodwill impairment	—	—	—	2,603	—	2,603	(100)
All other noninterest expense	3,171	4,563	14,135	14,625	17,306	19,188	(10)
Income (loss) before income taxes	1,403	1,065	(11,392)	(30,534)	(9,989)	(29,469)	(66)
Income tax expense (benefit) (FTE basis)	511	396	(3,993)	(10,400)	(3,482)	(10,004)	(65)
Net income (loss)	$892	$669	$(7,399)	$(20,134)	$(6,507)	$(19,465)	(67)

Net interest yield (FTE basis)	2.41%	2.59%	2.45%	1.63%	2.43%	2.07%
Efficiency ratio (FTE basis)	68.25	77.85	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$50,023	$54,663	$54,731	$65,157	$104,754	$119,820	(13)
Total earning assets	56,581	70,488	65,288	84,402	121,869	154,890	(21)
Total assets	57,550	71,508	89,055	118,859	146,605	190,367	(23)
Allocated equity	n/a	n/a	n/a	n/a	13,687	16,202	(16)
Economic capital	n/a	n/a	n/a	n/a	13,687	14,852	(8)

Year end
Total loans and leases	$47,742	$52,371	$48,230	$59,988	$95,972	$112,359	(15)
Total earning assets	54,394	58,819	53,892	73,562	108,286	132,381	(18)
Total assets	55,463	59,647	76,925	104,065	132,388	163,712	(19)
n/m = not meaningful
n/a = not applicable
CRES operations include Home Loans and Legacy Assets & Servicing. Home Loans is responsible for ongoing loan production activities and the CRES home equity loan portfolio not selected for inclusion in the Legacy Assets & Servicing owned portfolio. Legacy Assets & Servicing is responsible for all of our mortgage servicing activities related to loans serviced for others and loans held by the Corporation, including loans that have been designated as the Legacy Assets & Servicing Portfolios. The Legacy Assets & Servicing Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively, (together, the Legacy Portfolios), and as further defined below, include those loans that would not have been originated under our underwriting standards as of December 31, 2010. For additional information on our Legacy Portfolios, see page 43. In addition, Legacy Assets & Servicing is responsible for managing legacy exposures related to CRES (e.g., representations and warranties). This alignment allows CRES management to lead the ongoing Home Loans business while also providing greater focus on legacy mortgage issues and servicing activities.
CRES, primarily through Home Loans operations, generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products offered by Home Loans include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOCs) and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while we generally retain MSRs and the Bank of America customer relationships, or are held on the balance sheet in All Other for ALM purposes. Home Loans is compensated for loans held for ALM purposes on a management accounting basis with the corresponding offset in All Other. Newly originated HELOCs and home equity loans are retained on the CRES balance sheet in Home Loans.
CRES includes the impact of transferring customers and their related loan balances between GWIM and CRES. For more information on the migration of customer balances, see GWIM on page 50.
CRES Results
The net loss for CRES decreased $13.0 billion to $6.5 billion for 2012 compared to 2011 primarily driven by mortgage banking income of $5.5 billion in 2012 compared to a loss of $8.2 billion in 2011. Also contributing to the decrease in the net loss was lower provision for credit losses and a decline in noninterest expense, partially offset by lower insurance income and other income. Mortgage banking income increased $13.7 billion due to an $11.7 billion decrease in representations and warranties provision, and higher servicing income and core production revenue. The provision for credit losses decreased $3.1 billion driven by improved portfolio trends and increasing home prices in

Bank of America 2012 41

both the non-PCI and PCI home equity loan portfolios. Noninterest expense decreased $4.5 billion primarily due to a decline in litigation expense, the absence of a goodwill impairment charge in 2012 compared to $2.6 billion in 2011, a decline in production and insurance expenses in Home Loans and a reduction in Legacy Assets & Servicing expenses.
Average economic capital decreased eight percent primarily due to a reduction in operational risk driven by the sale of Balboa and a reduction in credit risk. For more information regarding economic capital, see Supplemental Financial Data on page 35.
Home Loans
Home Loans products are available to our customers through our retail network of approximately 5,500 banking centers, mortgage loan officers in 375 locations and a sales force offering our customers direct telephone and online access to our products. These products were also offered through our correspondent lending channel which we exited in the second half of 2011 and the reverse mortgage origination business which we exited in the first half of 2011. These strategic changes were made to allow greater focus on our direct-to-consumer channels, deepen relationships with existing customers and use mortgage products to acquire new relationships.
Home Loans also included the Balboa insurance operations through June 30, 2011, when the ongoing insurance business was transferred to CBB following the sale of Balboa.
Net income for Home Loans increased $223 million to $892 million primarily driven by a decrease in noninterest expense and lower provision for credit losses, partially offset by a decline in revenue.
The $1.2 billion decline in revenue was the result of a decrease of $744 million in insurance income as a result of the Balboa sale in 2011 and a $467 million decline in net interest income primarily driven by lower LHFS balances due to our exit from the correspondent lending channel and lower home equity balances. In addition, a net gain of $752 million on the sale of Balboa in 2011 contributed to the decline in revenue. These declines were partially offset by an increase of $972 million in mortgage banking income as higher retail margins more than offset lower originations.
The $161 million decline in the provision for credit losses was driven by improved portfolio trends and increasing home prices. The $1.4 billion decline in noninterest expense was primarily due to lower insurance expense as a result of the sale of Balboa, lower production expense driven by lower retail originations and our exit from the correspondent lending channel.
Legacy Assets & Servicing
Legacy Assets & Servicing is responsible for all of our servicing activities related to the residential, home equity and discontinued real estate loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represents 39 percent, 42 percent and 49 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at December 31, 2012, 2011 and 2010, respectively.
Legacy Assets & Servicing results reflect the net cost of legacy exposures that are included in the results of CRES, including representations and warranties provision, litigation costs, financial results of the CRES home equity portfolio selected as part of the Legacy Owned Portfolio, the financial results of the servicing operations and the results of MSR activities, including net hedge results. The financial results of the servicing operations reflect certain revenues and expenses on loans serviced for others, including owned loans serviced for Home Loans, GWIM and All Other.
Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervising foreclosures and property dispositions. In an effort to help our customers avoid foreclosure, Legacy Assets & Servicing evaluates various workout options prior to foreclosure sales which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. Although we have resumed foreclosure proceedings in all states, there continues to be significant inventory levels in judicial states. For additional information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61.
The net loss for Legacy Assets & Servicing decreased $12.7 billion to $7.4 billion driven by an improvement in mortgage banking income, a decrease in noninterest expense and a decrease in the provision for credit losses. The $12.8 billion increase in mortgage banking income was primarily due to a decrease of $11.7 billion in representations and warranties provision. The 2012 representations and warranties provision of $3.9 billion included $2.5 billion in provision related to the FNMA Settlement and $500 million for obligations to FNMA related to mortgage insurance rescissions. The 2011 representations and warranties provision of $15.6 billion included $8.6 billion in provision and other costs related to the settlement with Bank of New York Mellon (BNY Mellon Settlement) to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE repurchase exposures, and $7.0 billion in provision related to other non-GSE, and to a lesser extent, GSE exposures. The provision for credit losses decreased $2.9 billion due to improved portfolio trends and increasing home prices in both the non-PCI and PCI home equity loan portfolios.
Noninterest expense decreased $3.1 billion primarily due to a $3.0 billion decline in litigation expense, the absence of a goodwill impairment charge in 2012 compared to $2.6 billion in 2011, and $1.0 billion lower mortgage-related assessments, waivers and similar costs related to foreclosure delays. These declines were partially offset by an increase of $2.4 billion in default-related servicing expenses and a $1.1 billion provision for the 2013 IFR Acceleration Agreement. For more information on the 2013 IFR Acceleration Agreement, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 61. The increase in default-related servicing expenses was due to resources needed to implement new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and costs due to delayed foreclosures.

42 Bank of America 2012

Legacy Portfolios
The Legacy Portfolios (both owned and serviced) include those loans that would not have been originated under our underwriting standards at December 31, 2010. The Countrywide PCI portfolio as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Portfolios. Since determining the pool of loans to be included in the Legacy Portfolios as of January 1, 2011, the criteria have not changed for these portfolios, but will continue to be evaluated over time.
Legacy Owned Portfolio
The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. The home equity loan portfolio is held on the balance sheet of Legacy Assets & Servicing; whereas, the residential mortgage and discontinued real estate loan portfolios are held on the balance sheet of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. During 2012, the total loans in the Legacy Owned Portfolio decreased $23.8 billion to $131.1 billion at December 31, 2012, of which $48.2 billion was reflected on the Legacy Assets & Servicing balance sheet and the remainder was held on the balance sheet of All Other. The decline was primarily related to paydowns and payoffs, but also reflects forgiveness of loans in connection with the National Mortgage Settlement, and charge-offs recorded on loans discharged in Chapter 7 bankruptcy under new regulatory guidance implemented during 2012. For more information on the National Mortgage Settlement and the new regulatory guidance, see Consumer Portfolio Credit Risk Management on page 80.
Legacy Serviced Portfolio
The Legacy Serviced Portfolio includes the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The following table summarizes the balances of the residential mortgage and discontinued real estate loans included in the Legacy Serviced Portfolio (collectively, the Legacy Residential Mortgage Serviced Portfolio) representing 39 percent, 41 percent and 48 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, of $1.2 trillion, $1.6 trillion and $1.9 trillion at December 31, 2012, 2011 and 2010, respectively. The decline in the Legacy Residential Mortgage Serviced Portfolio was primarily related to servicing transfers, paydowns and payoffs.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)

	December 31
(Dollars in billions)	2012	2011	2010
Unpaid principal balance
Residential mortgage loans (2)
Total	$467	$659	$912
60 days or more past due	137	235	312

Number of loans serviced (in thousands)
Residential mortgage loans (2)
Total	2,542	3,440	4,660
60 days or more past due	649	1,061	1,373

(1)	Excludes $57 billion, $84 billion and $99 billion of home equity loans and HELOCs at December 31, 2012, 2011 and 2010, respectively.

(2)	Includes discontinued real estate loans.

Non-Legacy Portfolio
As discussed above, Legacy Assets & Servicing is responsible for all of our servicing activities. The following table summarizes the balances of the residential mortgage and discontinued real estate loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 61 percent, 59 percent and 52 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at December 31, 2012, 2011 and 2010, respectively. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily related to servicing transfers, paydowns and payoffs.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)

	December 31
(Dollars in billions)	2012	2011	2010
Unpaid principal balance
Residential mortgage loans (2)
Total	$744	$953	$977
60 days or more past due	22	17	1

Number of loans serviced (in thousands)
Residential mortgage loans (2)
Total	4,764	5,731	5,773
60 days or more past due	124	95	—

(1)	Excludes $64 billion, $67 billion and $69 billion of home equity loans and HELOCs at December 31, 2012, 2011 and 2010, respectively.

(2)	Includes discontinued real estate loans.
Mortgage Banking Income
CRES mortgage banking income (loss) is categorized into production and servicing income. Core production income is comprised of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and LHFS, the related secondary market execution, and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans. Ongoing costs related to representations and warranties and other obligations that were incurred in the sales of mortgage loans in prior periods are also included in production income.
Servicing income includes income earned in connection with servicing activities and MSR valuation adjustments, net of results from risk management activities used to hedge certain market risks of the MSRs. The costs associated with our servicing activities are included in noninterest expense.

Bank of America 2012 43

The table below summarizes the components of mortgage banking income (loss).

Mortgage Banking Income (Loss)

(Dollars in millions)	2012	2011
Production income (loss):
Core production revenue	$3,730	$2,797
Representations and warranties provision	(3,939)	(15,591)
Total production loss	(209)	(12,794)
Servicing income:
Servicing fees	4,734	6,035
Impact of customer payments (1)	(1,484)	(2,621)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	1,845	655
Other servicing-related revenue	645	532
Total net servicing income	5,740	4,601
Total CRES mortgage banking income (loss)	5,531	(8,193)
Eliminations (3)	(781)	(637)
Total consolidated mortgage banking income (loss)	$4,750	$(8,830)

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the year.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

CRES first mortgage loan originations declined $80.8 billion, or 58 percent, primarily as a result of our exit from the correspondent lending channel in 2011. CRES retail first mortgage loan originations were $58.5 billion in 2012 compared to $67.8 billion in 2011, excluding correspondent lending, reflecting a drop in estimated retail market share as the overall market for mortgages increased. Our decline in market share was primarily due to our decision to price loan products in order to manage our fulfillment capacity. Core production revenue increased $933 million to $3.7 billion as the impact of our exit from the correspondent lending channel and the decline in retail originations were more than offset by higher retail margins. On an industry-wide basis margins increased as historically low mortgage rates drove strong consumer demand for refinance transactions at a time when most lenders had capacity constraints which, combined with our pricing strategy, contributed to higher retail margins. In addition, a higher proportion of refinance transactions, particularly Home Affordable Refinance Programs (HARP), contributed to higher margins. During 2012, 84 percent of our first mortgage production volume was for refinance originations and 16 percent was for purchase originations compared to 60 percent and 40 percent in 2011.

The representations and warranties provision decreased $11.7 billion to $3.9 billion as described earlier in this section.
Net servicing income increased $1.1 billion to $5.7 billion primarily due to $1.2 billion in improved MSR results, net of hedges, and $1.1 billion in reduced impact of customer payments driven by a lower MSR asset, partially offset by a $1.3 billion decrease in servicing fees primarily due to a reduction in the size of the servicing portfolio. For additional information, see Note 24 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Key Statistics

(Dollars in millions, except as noted)	2012		2011
Loan production
Total Corporation (1):
First mortgage	$75,074		$151,756
First mortgage (excluding correspondent lending)	75,074		80,300
Home equity	3,585		4,388
CRES:
First mortgage	$58,518		$139,273
First mortgage (excluding correspondent lending)	58,518		67,817
Home equity	2,832		3,694

Year end
Mortgage serviced portfolio (in billions) (2, 3)	$1,332		$1,763
Mortgage loans serviced for investors (in billions)	1,045		1,379
Mortgage servicing rights:
Balance	5,716		7,378
Capitalized mortgage servicing rights (% of loans serviced for investors)	55	bps	54	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, HELOCs, home equity loans and discontinued real estate mortgage loans.

(3)	The mortgage serviced portfolio at December 31, 2010 was $2,057 billion.

Retail first mortgage loan originations for the total Corporation were $75.1 billion for 2012 compared to $80.3 billion for 2011, excluding correspondent lending. The decrease was primarily driven by our decision to price loan products in order to manage our fulfillment capacity.
Home equity production was $3.6 billion for 2012 compared to $4.4 billion for 2011 primarily due to our decision to exit the reverse mortgage business.

44 Bank of America 2012

Mortgage Servicing Rights
At December 31, 2012, the consumer MSR balance was $5.7 billion, which represented 55 bps of the related unpaid principal balance compared to $7.4 billion or 54 bps of the related unpaid principal balance at December 31, 2011. The consumer MSR balance decreased $1.7 billion during 2012 primarily driven by lower mortgage rates, which resulted in higher forecasted prepayment speeds and the change in the MSR asset value due to customer payments received during the period. During 2012, the fair value changes of MSRs, net of results from risk management activities used to hedge certain market risks of the MSRs, were a positive $1.8 billion as the positive hedge results more than offset the impact of the market valuation decline on the MSR balance. The hedges outperformed the MSRs due to significant upward price movements in the MBS market in the later part of 2012. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 61. For additional information on MSRs, see Note 24 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Sales of Mortgage Servicing Rights
On January 6, 2013, Bank of America entered into definitive agreements with two different counterparties, and on February 19, 2013 with an additional counterparty to sell the servicing rights on certain residential mortgage loans serviced for others, with an aggregate unpaid principal balance of approximately $317 billion. The sales involve approximately 2.1 million loans currently serviced by us, including approximately 234,000 residential mortgage loans and approximately 24,000 home equity loans that were 60 days or more past due at December 31, 2012. The transfers of servicing rights are scheduled to occur in stages throughout 2013 with the delinquent loans scheduled to be transferred after the current loans. Currently, we recognize approximately $200 million in servicing revenues per quarter associated with these loans, which is expected to decrease throughout 2013 as we transfer the servicing rights. Over time we expect the impact on earnings to be negligible as we expect expenses to also decrease after we transfer the servicing rights, especially for loans that are 60 days or more past due. For additional information on servicing sales, see Recent Events – Sale of Mortgage Servicing Rights on page 26.

Bank of America 2012 45

Global Banking

(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$9,225	$9,490	(3)%
Noninterest income:
Service charges	3,168	3,420	(7)
Investment banking fees	2,787	3,061	(9)
All other income	2,027	1,341	51
Total noninterest income	7,982	7,822	2
Total revenue, net of interest expense (FTE basis)	17,207	17,312	(1)

Provision for credit losses	(103)	(1,118)	(91)
Noninterest expense	8,308	8,884	(6)
Income before income taxes	9,002	9,546	(6)
Income tax expense (FTE basis)	3,277	3,500	(6)
Net income	$5,725	$6,046	(5)

Net interest yield (FTE basis)	3.01%	3.26%
Return on average allocated equity	12.47	12.76
Return on average economic capital	27.21	26.59
Efficiency ratio (FTE basis)	48.28	51.31

Balance Sheet

Average
Total loans and leases	$272,625	$265,568	3
Total earning assets	306,724	290,797	5
Total assets	352,969	337,337	5
Total deposits	249,317	237,312	5
Allocated equity	45,907	47,384	(3)
Economic capital	21,053	22,761	(8)

Year end
Total loans and leases	$288,261	$278,177	4
Total earning assets	315,638	301,662	5
Total assets	362,797	348,773	4
Total deposits	269,738	246,360	9
Global Banking, which includes Global Corporate and Global Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and direct/indirect consumer loans. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also work with our clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships, not-for-profit companies, federal and state governments, and municipalities. Global Corporate Banking includes large global corporations, financial institutions and leasing clients.
Net income for Global Banking decreased $321 million to $5.7 billion in 2012 compared to 2011 driven by an increase in the provision for credit losses, partially offset by lower noninterest expense.

Revenue decreased $105 million in 2012 primarily due to lower investment banking fees, lower net interest income as a result of spread compression and the benefit in the prior year from higher accretion on acquired portfolios, partially offset by the impact of higher average loan and deposit balances and gains from certain legacy portfolios.
The provision for credit losses was a benefit of $103 million in 2012 compared to a benefit of $1.1 billion in 2011. The $1.0 billion reduction in benefit was primarily as a result of stabilization of asset quality, core commercial loan growth and the impact of a higher volume of loan resolutions in the commercial real estate portfolio in the prior year.
Noninterest expense decreased $576 million in 2012 primarily due to lower personnel and operating expenses.
Average loans and leases increased $7.1 billion in 2012 primarily driven by growth in U.S. and non-U.S. commercial and industrial loans in large corporate and middle-market segments, specialized industries and trade finance, partially offset by managed reductions in commercial real estate. Average deposits increased $12.0 billion in 2012 as balances continued to grow from client liquidity, growth in international balances and limited alternative investment options.
The return on average economic capital increased in 2012 as a decrease in average economic capital was partially offset by lower net income. Average economic capital decreased primarily due to a reduction in credit risk driven by decreases in reservable

46 Bank of America 2012

criticized balances and NPAs. For more information regarding economic capital, see Supplemental Financial Data on page 35.
Global Corporate and Global Commercial Banking
Global Corporate and Global Commercial Banking includes Global Treasury Services and Business Lending activities. Global Treasury Services includes deposits, treasury management, credit card,

foreign exchange, short-term investment and custody solutions to corporate and commercial banking clients. Business Lending includes various loan-related products and services including commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and direct/indirect consumer loans. The table below presents a summary of Global Corporate and Global Commercial Banking results.

Global Corporate and Global Commercial Banking

	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Revenue
Business Lending	$3,202	$3,240	$4,585	$4,996	$7,787	$8,236
Global Treasury Services	2,629	2,507	3,561	3,489	6,190	5,996
Total revenue, net of interest expense	$5,831	$5,747	$8,146	$8,485	$13,977	$14,232

Average
Total loans and leases	$110,109	$101,956	$161,951	$162,526	$272,060	$264,482
Total deposits	114,185	108,749	135,096	128,513	249,281	237,262

Year end
Total loans and leases	$116,234	$113,978	$172,018	$163,256	$288,252	$277,234
Total deposits	131,181	110,898	138,517	135,423	269,698	246,321
Global Corporate and Global Commercial Banking revenue decreased $255 million to $14.0 billion in 2012 compared to 2011 primarily due to lower revenue in Business Lending that was partially offset by an increase in Global Treasury Services revenue.
Global Treasury Services revenue increased $122 million in Global Corporate Banking and $72 million in Global Commercial Banking in 2012 as growth in U.S. and non-U.S. deposit balances and higher service charges offset the impact of the low rate environment.
Business Lending revenue in Global Corporate Banking remained relatively unchanged in 2012 compared to 2011 as lower net interest income impacted by the low rate environment and lower accretion on acquired portfolios was offset by growth in the loan portfolio and gains on fair value option loans. Business Lending revenue decreased $411 million in Global Commercial Banking as managed reductions of commercial real estate criticized assets, run-off of a liquidating auto loan portfolio and lower accretion on acquired portfolios were partially offset by increases in the commercial and industrial loan portfolio.
Average loans and leases in Global Corporate and Global Commercial Banking increased three percent in 2012 driven by growth in U.S. and non-U.S. commercial and industrial loans from greater client demand, partially offset by managed reductions of commercial real estate criticized assets and run-off of a liquidating auto loan portfolio. Average deposits in Global Corporate and Global Commercial Banking increased five percent in 2012 compared to 2011 as balances continued to grow due to client liquidity, international growth and limited alternative investment options.

Investment Banking
Client teams and product specialists underwrite and distribute debt, equity and other loan products, and provide advisory services and tailored risk management solutions. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by and involvement of each segment. To provide a complete discussion of our consolidated investment banking fees, the table below presents total Corporation investment banking fees as well as the portion attributable to Global Banking.

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2012	2011	2012	2011
Products
Advisory	$995	$1,183	$1,066	$1,248
Debt issuance	1,385	1,287	3,362	2,878
Equity issuance	407	591	1,026	1,459
Gross investment banking fees	$2,787	$3,061	$5,454	$5,585
Self-led	(42)	(164)	(155)	(368)
Total investment banking fees	$2,745	$2,897	$5,299	$5,217
Total Corporation investment banking fees, excluding self-led deals remained relatively unchanged in 2012 compared to 2011 as higher debt issuance fees partially offset lower equity issuance and advisory fees.

Bank of America 2012 47

Global Markets

(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$3,310	$3,682	(10)%
Noninterest income:
Investment and brokerage services	1,820	2,249	(19)
Investment banking fees	2,214	2,214	—
Trading account profits	5,706	6,417	(11)
All other income	469	236	99
Total noninterest income	10,209	11,116	(8)
Total revenue, net of interest expense (FTE basis)	13,519	14,798	(9)

Provision for credit losses	3	(56)	n/m
Noninterest expense	10,839	12,244	(11)
Income before income taxes	2,677	2,610	3
Income tax expense (FTE basis)	1,623	1,622	—
Net income	$1,054	$988	7

Return on average allocated equity	5.99%	4.36%
Return on average economic capital	8.20	5.54
Efficiency ratio (FTE basis)	80.18	82.75

Balance Sheet

Average
Total trading-related assets (1)	$466,045	$472,446	(1)
Total earning assets (1)	449,660	445,574	1
Total assets	588,459	590,474	—
Allocated equity	17,595	22,671	(22)
Economic capital	12,956	18,046	(28)

Year end
Total trading-related assets (1)	$465,836	$397,876	17
Total earning assets (1)	474,335	372,894	27
Total assets	615,297	501,867	23

(1)	Trading-related assets include assets which are not considered earning assets (i.e., derivative assets).
n/m = not meaningful
Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS, commodities and asset-backed securities (ABS). In addition, the economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For additional information on investment banking fees on a consolidated basis, see page 47.

Net income for Global Markets increased $66 million to $1.1 billion in 2012 compared to 2011. In 2012, net DVA losses were $2.4 billion compared to net DVA gains of $1.0 billion in 2011. Excluding net DVA, net income increased $2.2 billion to $2.6 billion primarily driven by higher sales and trading revenue. Noninterest expense decreased $1.4 billion to $10.8 billion due to a reduction in personnel-related expenses, brokerage, clearing and exchange fees, and other operating expenses. The income tax expense in 2012 included a $781 million charge for remeasurement of certain deferred tax assets due to decreases in the U.K. corporate tax rate compared to a similar charge of $774 million in 2011.
Year-end assets increased $113.4 billion in 2012 to $615.3 billion at December 31, 2012 largely driven by increased client-facing activity in the equity business as well as increases in trading-related assets and securities borrowed transactions.
Average economic capital decreased due to a decline in the risk composition of trading-related balances. The return on average economic capital increased primarily due to higher net income and a decline in average economic capital. For more information regarding economic capital, see Supplemental Financial Data on page 35.

48 Bank of America 2012

Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. The table below and related discussion present total sales and trading revenue, substantially all of which is in Global Markets with the remainder in Global Banking. Sales and trading revenue is segregated into fixed income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, RMBS and collateralized debt obligations (CDOs)), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equity income from equity-linked derivatives and cash equity activity.

Sales and Trading Revenue (1, 2)

(Dollars in millions)	2012	2011
Sales and trading revenue
Fixed income, currencies and commodities	$8,812	$8,897
Equities	3,014	3,957
Total sales and trading revenue	$11,826	$12,854

Sales and trading revenue, excluding net DVA (3)
Fixed income, currencies and commodities	$11,007	$8,103
Equities	3,267	3,750
Total sales and trading revenue, excluding net DVA	$14,274	$11,853

(1)	Includes FTE adjustments of $219 million and $204 million for 2012 and 2011. For additional information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $521 million and $270 million for 2012 and 2011.

(3)
Sales and trading revenue, excluding DVA is a non-GAAP financial measure. Net DVA losses included in FICC revenue and equities revenue were $2.2 billion and $253 million in 2012 compared to net DVA gains of $794 million and $207 million in 2011.

FICC revenue, including net DVA, remained relatively unchanged in 2012 compared to 2011. Excluding net DVA, FICC revenue increased $2.9 billion to $11.0 billion driven by our rates and currencies business as a result of stronger client flows and improved positioning, a gain on the sale of an equity investment, an improved global economic climate resulting in tightening of spreads in credit markets as well as higher trading volume reflecting an increase in investor confidence. This was partially offset by our exit from the stand-alone proprietary trading business in June 2011. Equities revenue, including net DVA, decreased $943 million to $3.0 billion. Excluding net DVA, equities revenue decreased $483 million to $3.3 billion as equity market volumes remained at low levels impacting commissions. Sales and trading revenue included total commissions and brokerage fee revenue of $1.8 billion in 2012 compared to $2.2 billion in 2011, substantially all from equities in both years. The $429 million decrease in commissions and brokerage fee revenue was primarily due to lower equity market volumes.

Bank of America 2012 49

Global Wealth & Investment Management

(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$5,827	$5,885	(1)%
Noninterest income:
Investment and brokerage services	8,849	8,750	1
All other income	1,841	1,860	(1)
Total noninterest income	10,690	10,610	1
Total revenue, net of interest expense (FTE basis)	16,517	16,495	—

Provision for credit losses	266	398	(33)
Noninterest expense	12,755	13,383	(5)
Income before income taxes	3,496	2,714	29
Income tax expense (FTE basis)	1,273	996	28
Net income	$2,223	$1,718	29

Net interest yield (FTE basis)	2.34%	2.26%
Return on average allocated equity	12.53	9.90
Return on average economic capital	30.52	25.46
Efficiency ratio (FTE basis)	77.22	81.13

Balance Sheet

Average
Total loans and leases	$100,456	$96,974	4
Total earning assets	249,368	260,479	(4)
Total assets	268,490	279,815	(4)
Total deposits	242,384	241,535	—
Allocated equity	17,739	17,352	2
Economic capital	7,359	6,866	7

Year end
Total loans and leases	$105,928	$98,654	7
Total earning assets	277,107	253,407	9
Total assets	297,330	273,106	9
Total deposits	266,188	240,540	11
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and U.S. Trust, Bank of America Private Wealth Management (U.S. Trust).
MLGWM’s advisory business provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet our clients’ needs through a full set of brokerage, banking and retirement products.
U.S. Trust, together with MLGWM’s Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to wealthy and ultra-wealthy clients with investable assets of more than $5 million, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
In 2012, the Corporation entered into an agreement to sell the GWIM International Wealth Management (IWM) businesses based outside of the U.S., subject to regulatory approval in multiple jurisdictions, and the first of a series of closings occurred in February 2013. Also, in late 2012, the Corporation sold its investment in a Japanese brokerage joint venture which resulted in a gain of approximately $370 million. The IWM businesses and the Japanese brokerage joint venture had combined client balances of approximately $115 billion. These transactions will not have a significant impact on the Corporation’s balance sheet, results of operations or capital ratios. As a result of these actions, the results of these businesses were moved to All Other and the prior periods have been reclassified.
Net income increased $505 million to $2.2 billion in 2012 compared to 2011 driven by lower noninterest expense and lower provision for credit losses. Revenue was relatively unchanged as higher asset management fees due to long-term assets under management (AUM) flows and higher market levels were offset by lower transactional revenue and lower net interest income driven by the impact of the continued low rate environment. The provision for credit losses decreased $132 million to $266 million driven by lower delinquencies and improving portfolio trends within the residential mortgage portfolio. Noninterest expense decreased $628 million to $12.8 billion due to lower FDIC expense, lower litigation costs and other expense reductions, partially offset by higher production-related expenses.
In 2012, revenue from MLGWM was $13.8 billion, up one percent, due to higher noninterest income. Revenue from U.S. Trust was $2.6 billion, down four percent, driven by lower net interest income.
The return on average economic capital increased as higher net income offset the increase in average economic capital. Average economic capital was higher primarily due to loan growth. For more information regarding economic capital, see Supplemental Financial Data on page 35.

50 Bank of America 2012

Migration Summary
GWIM results are impacted by the migration of clients and their related deposit and loan balances to or from CBB, CRES and the ALM portfolio, as presented in the table below. Migration in 2011 included the movement of balances to Merrill Edge, which is included in CBB. Subsequent to the date of the migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Migration Summary

(Dollars in millions)	2012	2011
Average
Total deposits – GWIM from / (to) CBB	$407	$(2,032)
Total loans – GWIM to CRES and the ALM portfolio	(225)	(174)
Year end
Total deposits – GWIM from / (to) CBB	$1,170	$(2,918)
Total loans – GWIM to CRES and the ALM portfolio	(335)	(299)

Client Balances
The table below presents client balances which consist of AUM, brokerage assets, assets in custody, deposits, and loans and leases.

Client Balances by Type

	December 31
(Dollars in millions)	2012	2011
Assets under management	$698,095	$635,570
Brokerage assets	975,388	944,532
Assets in custody	117,686	107,982
Deposits	266,188	240,540
Loans and leases (1)	109,305	101,844
Total client balances	$2,166,662	$2,030,468

(1)	Includes margin receivables which are classified in customer and other receivables on the Corporation’s Consolidated Balance Sheet.

The increase of $136.2 billion, or seven percent, in client balances was primarily driven by higher market levels and inflows into long-term AUM, as well as increases in deposits and loans.

Bank of America 2012 51

All Other

(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$1,111	$1,946	(43)%
Noninterest income:
Card income	360	465	(23)
Equity investment income	1,135	7,105	(84)
Gains on sales of debt securities	1,510	3,097	(51)
All other income (loss)	(4,906)	3,482	n/m
Total noninterest income (loss)	(1,901)	14,149	n/m
Total revenue, net of interest expense (FTE basis)	(790)	16,095	n/m

Provision for credit losses	2,620	6,172	(58)
Goodwill impairment	—	581	(100)
Merger and restructuring charges	—	638	(100)
All other noninterest expense	6,092	5,034	21
Income (loss) before income taxes	(9,502)	3,670	n/m
Income tax benefit (FTE basis)	(5,874)	(1,042)	n/m
Net income (loss)	$(3,628)	$4,712	n/m

Balance Sheet

Average
Loans and leases:
Residential mortgage	$213,715	$227,698	(6)
Non-U.S. credit card	13,549	24,049	(44)
Discontinued real estate	10,223	12,106	(16)
Other	20,525	25,157	(18)
Total loans and leases	258,012	289,010	(11)
Total assets (1)	302,287	380,253	(21)
Total deposits	43,083	62,582	(31)
Allocated equity (2)	87,103	72,578	20

Year end
Loans and leases:
Residential mortgage	$201,727	$224,657	(10)
Non-U.S. credit card	11,697	14,418	(19)
Discontinued real estate	9,892	11,095	(11)
Other	17,351	22,215	(22)
Total loans and leases	240,667	272,385	(12)
Total assets (1)	247,284	320,491	(23)
Total deposits	36,061	45,532	(21)

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated equity. Such allocated assets were $520.5 billion and $496.1 billion for 2012 and 2011, and $554.4 billion and $492.3 billion at December 31, 2012 and 2011.

(2)
Represents the economic capital assigned to All Other as well as the remaining portion of equity not specifically allocated to the business segments. Allocated equity increased due to the disposition of certain assets, as previously disclosed.

n/m = not meaningful
All Other consists of ALM activities, equity investments, liquidating businesses and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, and the impact of certain allocation methodologies and accounting hedge ineffectiveness. For more information on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 117. Equity investments include Global Principal Investments (GPI) which is comprised of a diversified portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Equity investments also include strategic investments, which include our investment in CCB in which we currently hold approximately one percent of the outstanding common shares, and certain other investments. Other includes certain residential mortgage and discontinued real estate loans that are managed by Legacy Assets & Servicing. In 2012, the Corporation entered into an agreement to sell the GWIM IWM businesses based outside of the U.S. and sold its Japanese brokerage joint venture. As a result of these actions, the IWM businesses and the Japanese brokerage joint venture results were moved from GWIM to All Other and the prior periods have been reclassified.

52 Bank of America 2012

The net loss for All Other of $3.6 billion in 2012 compared to net income of $4.7 billion in 2011 was primarily due to negative fair value adjustments on structured liabilities of $5.1 billion related to the improvement in our credit spreads during 2012 compared to $3.3 billion of positive fair value adjustments in 2011, a $6.0 billion decrease in equity investment income and $1.6 billion of lower gains on sales of debt securities. Partially offsetting these items were a $3.6 billion reduction in the provision for credit losses, $1.6 billion of net gains resulting from repurchases of certain debt and trust preferred securities in 2012 and a net income tax benefit of $1.7 billion related to the recognition of certain foreign tax credits. Equity investment income decreased as 2011 included a $6.5 billion gain on the sale of a portion of our investment in CCB, an $836 million CCB dividend and a $377 million gain on the sale of our investment in BlackRock. Partially offsetting these items were an impairment write-down of $1.1 billion on our merchant services joint venture in 2011 and a $370 million gain related to the sale of the Japanese brokerage joint venture in 2012.
The provision for credit losses decreased $3.6 billion to $2.6 billion in 2012 primarily driven by continued improvement in credit quality in the residential mortgage portfolio and reserve reductions in 2012 compared to reserve additions in 2011 in the Countrywide PCI discontinued real estate and residential mortgage portfolios driven by an improved home price outlook.
All other noninterest expense increased $1.1 billion to $6.1 billion due to higher litigation expense primarily related to the costs associated with the settlement of a class action lawsuit during 2012 brought on behalf of investors who purchased or held Bank of America equity securities at the time we announced plans to acquire Merrill Lynch and other litigation, partially offset by a decrease in personnel expense. Excluding litigation expense, all other noninterest expense decreased compared to 2011. There were no merger and restructuring expenses for 2012 compared to $638 million in 2011. A goodwill impairment charge of $581 million was recorded during 2011 as a result of a change in the estimated value of the European consumer card business.
The income tax benefit was $5.9 billion in 2012 compared to a benefit of $1.0 billion in 2011. Included in the income tax benefit for 2012 was a $1.7 billion tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain subsidiaries over the related U.S. tax liability, and 2011 included the release of a valuation allowance applicable to a Merrill Lynch capital loss carryforward deferred tax asset.

The tables below present the components of equity investments in All Other at December 31, 2012 and 2011, and also a reconciliation to the total consolidated equity investment income for 2012 and 2011.

Equity Investments

	December 31
(Dollars in millions)	2012	2011
Global Principal Investments	$3,470	$5,659
Strategic and other investments	2,038	1,439
Total equity investments included in All Other	$5,508	$7,098

Equity Investment Income

(Dollars in millions)	2012	2011
Global Principal Investments	$589	$399
Strategic and other investments	546	6,706
Total equity investment income included in All Other	1,135	7,105
Total equity investment income included in the business segments	935	255
Total consolidated equity investment income	$2,070	$7,360
Equity investments included in All Other decreased $1.6 billion to $5.5 billion during 2012, with the decrease due to sales in the GPI portfolio. In connection with the Corporation’s strategy to reduce risk-weighted assets, we sold certain investments, including related commitments. GPI had unfunded equity commitments of $224 million at December 31, 2012 compared to $710 million at December 31, 2011. The increase in equity investment income in the business segments for 2012 was primarily driven by gains on the sale of an equity investment in Global Markets.
At December 31, 2012 and 2011, we owned 2.0 billion shares representing approximately one percent of CCB. Sales restrictions on these shares continue until August 2013. Because the sales restrictions on these shares will expire within one year, these securities are accounted for as AFS marketable equity securities and are carried at fair value with the after-tax unrealized gain reflected in accumulated OCI. As a result, a pre-tax unrealized gain of $718 million, or $452 million after-tax, was reflected in accumulated OCI. At December 31, 2012, the cost basis was $716 million and the carrying value and the fair value were $1.4 billion. During 2011, we sold 23.6 billion common shares of our investment in CCB and recorded a pre-tax gain of $6.5 billion. For additional information, see Note 4 – Securities to the Consolidated Financial Statements.

Bank of America 2012 53

Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. Included in purchase obligations are commitments to purchase loans of $1.3 billion and vendor contracts of $23.2 billion. The most significant vendor contracts include communication services, processing services and software contracts. Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans (collectively, the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2012 and 2011, we contributed $381 million and $287 million to the Plans, and we expect to make at least $319 million of contributions during 2013.
Debt, lease, equity and other obligations are more fully discussed in Note 12 – Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. The Plans are more fully discussed in Note 18 – Employee Benefit Plans to the Consolidated Financial Statements.
We enter into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. For a summary of the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date, see the table in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
Table 10 includes certain contractual obligations at December 31, 2012.

Table 10	Contractual Obligations

	December 31, 2012
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
Long-term debt and capital leases	$55,197	$73,009	$63,909	$83,470	$275,585
Operating lease obligations	2,984	4,573	3,202	6,237	16,996
Purchase obligations	6,719	8,420	5,834	4,208	25,181
Time deposits	110,157	11,598	2,554	2,671	126,980
Other long-term liabilities	898	1,037	795	1,133	3,863
Estimated interest expense on long-term debt and time deposits (1)	5,703	9,260	7,894	11,647	34,504
Total contractual obligations	$181,658	$107,897	$84,188	$109,366	$483,109

(1)	Represents estimated, forecasted net interest expense on long-term debt and time deposits. Forecasts are based on the contractual maturity dates of each liability, and are net of derivative hedges.
Representations and Warranties
We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by GNMA in the case of the Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that we may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor, where the contract so provides. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer or other financial guarantor (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required.
For additional information about accounting for representations and warranties and our representations and warranties repurchase claims and exposures, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements and Item 1A. Risk Factors.

54 Bank of America 2012

Representations and Warranties Bulk Settlement Actions
We have settled, or entered into agreements to settle, certain bulk representations and warranties claims (1) with a trustee (the Trustee) for certain legacy Countrywide private-label securitization trusts (the BNY Mellon Settlement); (2) with two monoline insurers, Assured Guaranty Ltd. and subsidiaries (the Assured Guaranty Settlement), and Syncora Guarantee Inc. and Syncora Holdings, Ltd. (the Syncora Settlement), (3) with each of the GSEs in 2010 (2010 GSE Agreements), and (4) with FNMA pursuant to the FNMA Settlement in 2013.
We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with the above-referenced counterparties in lieu of a loan-by-loan review process. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements can be relied upon to predict the terms of future settlements. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material. For a summary of the larger bulk settlement actions taken in the past few years and the related impact on the representations and warranties provision and liability, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
FNMA Settlement and 2010 GSE Agreements
On January 6, 2013, we entered into the FNMA Settlement to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated and sold directly to FNMA from January 1, 2000 through December 31, 2008 by entities related to legacy Countrywide and BANA.
The FNMA Settlement covers loans with an aggregate original principal balance of approximately $1.4 trillion and an aggregate outstanding principal balance of approximately $300 billion. Unresolved repurchase claims submitted by FNMA for alleged breaches of selling representations and warranties with respect to these loans totaled $12.2 billion of unpaid principal balance at December 31, 2012. The FNMA Settlement extinguished substantially all of those unresolved repurchase claims, as well as substantially all future representations and warranties repurchase claims associated with such loans, subject to certain exceptions which we do not expect to be material.
In January 2013, we made a cash payment to FNMA of $3.6 billion and also repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which we have valued at less than the purchase price.
The FNMA Settlement also clarified the parties’ obligations with respect to MI including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. For additional information, see Open Mortgage Insurance Rescission Notices on page 57.

In addition, we settled substantially all of FNMA’s outstanding and future claims for compensatory fees arising out of past foreclosure delays. For additional information, see Other Mortgage-related Matters – Impact of Foreclosure Delays on page 63.
On December 31, 2010, we entered into the 2010 GSE Agreements, which extinguished certain claims arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to the GSEs. The FHLMC agreement extinguished all such claims for loans sold to FHLMC through 2008, subject to certain exceptions, while the FNMA agreement substantially resolved the existing pipeline of such claims outstanding as of September 20, 2010.
Monoline Settlements
On July 17, 2012, we entered into a settlement with a monoline insurer, Syncora Guarantee Inc. and Syncora Holdings, Ltd. (Syncora), to resolve all of Syncora’s outstanding and potential claims related to alleged representations and warranties breaches involving eight first- and six second-lien private-label securitization trusts where it provided financial guarantee insurance. The settlement covers private-label securitization trusts that had an original principal balance of first-lien mortgages of approximately $9.6 billion and second-lien mortgages of approximately $7.7 billion. The settlement provided for a cash payment of $375 million to Syncora and other transactions to terminate certain other relationships among the parties.
On April 14, 2011, Bank of America, including our legacy Countrywide affiliates, entered into an agreement with Assured Guaranty Ltd. and subsidiaries (Assured Guaranty), to resolve all of the monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 21 first- and eight second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance.
BNY Mellon Settlement
The BNY Mellon Settlement is subject to final court approval and certain other conditions. On August 10, 2012, the Court issued an order setting a schedule for discovery and other proceedings, and setting May 30, 2013 as the date for the final court hearing on the settlement to begin. We are not a party to the proceeding.
If final court approval is not obtained by December 31, 2015, we and legacy Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if trusts among the 525 legacy Countrywide first-lien and five second-lien non-GSE securitization trusts (Covered Trusts) holding loans with an unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, we and legacy Countrywide have the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement.
It is not currently possible to predict how many parties will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

Bank of America 2012 55

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not withdraw from the settlement. If final court approval is not obtained or if we and legacy Countrywide withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors.
Unresolved Claims Status
Unresolved Repurchase Claims
Prior to the FNMA Settlement on January 6, 2013, the total notional amount of our unresolved representations and warranties repurchase claims was approximately $28.3 billion at December 31, 2012 compared to $12.6 billion at December 31, 2011. These repurchase claims do not include any repurchase claims related to the Covered Trusts. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty or the claim is otherwise resolved. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution.
The notional amount of unresolved GSE repurchase claims totaled $13.5 billion at December 31, 2012 compared to $6.2 billion at December 31, 2011. As a result of the FNMA Settlement, $12.2 billion of GSE repurchase claims outstanding at December 31, 2012 were resolved in January 2013.
The notional amount of unresolved monoline repurchase claims totaled $2.4 billion at December 31, 2012 compared to $3.1 billion at December 31, 2011. The decrease in unresolved repurchase claims was driven by resolution of claims through the Syncora Settlement. We have had limited loan-level repurchase claims experience with monoline insurers due to ongoing litigation. We have reviewed and declined to repurchase substantially all of the unresolved repurchase claims at December 31, 2012 based on an assessment of whether a breach exists that materially and adversely affected the insurer’s interest in the mortgage loan. Further, in our experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation.
The notional amount of unresolved repurchase claims from private-label securitization trustees, third-party securitization sponsors, whole-loan investors and others increased to $12.3 billion at December 31, 2012 compared to $3.3 billion at December 31, 2011. The increase in the notional amount of unresolved repurchase claims is primarily due to increases in the submission of claims by private-label securitization trustees and a third-party securitization sponsor; the level of detail, support and analysis which impacts overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our representations and warranties liability at that time. We expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and third-party securitization sponsors and there is not an established process for the ultimate resolution of claims on which there is a disagreement.
During 2012, we received $22.4 billion in new repurchase claims, including $10.3 billion submitted by FNMA and covered by the FNMA Settlement, $2.3 billion submitted by the GSEs for both legacy Countrywide and legacy Bank of America originations not covered by the 2010 GSE Agreements or the FNMA Settlement, $8.0 billion submitted by private-label securitization trustees, $1.5 billion from whole-loan investors, primarily third-party securitization sponsors, and $295 million submitted by monolines. During 2012, $6.6 billion in claims were resolved, primarily with the GSEs and through the Syncora Settlement. Of the resolved claims, $4.6 billion were resolved through rescissions and $2.0 billion were resolved through mortgage repurchases and make-whole payments. For more information on repurchase claims received from the GSEs, monoline insurers, private-label securitization trustees, whole-loan investors and others, the resolution of such claims and for a table of unresolved repurchase claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
In addition to the total unresolved repurchase claims, we have received repurchase demands from private-label securitization investors and a master servicer where we believe the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.6 billion and $1.7 billion at December 31, 2012 and 2011. At December 31, 2011, the $1.7 billion of demands outstanding were related to Covered Trusts in the BNY Mellon Settlement of which $1.4 billion were subsequently resolved through the July 2012 dismissal of a lawsuit brought by Walnut Place (11 entities with the common name Walnut Place, including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC). Additional demands totaling $1.3 billion were received during 2012. We do not believe that the $1.6 billion in demands outstanding at December 31, 2012 are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

56 Bank of America 2012

Open Mortgage Insurance Rescission Notices
In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the number of such notices has remained elevated. By way of background, mortgage insurance compensates lenders or investors for certain losses resulting from borrower default on a mortgage loan. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation between the mortgage insurance company and the Corporation are generally necessary to reach a resolution on an individual notice. The level of engagement of the mortgage insurance companies varies and ongoing litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits our ability to engage in constructive dialogue leading to resolution.
For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), when we receive a MI rescission notice from a mortgage insurance company, it may give rise to a claim for breach of the applicable representations and warranties from the GSEs or private-label securitization trusts, depending on the governing sales contracts. In those cases where the governing contract contains MI-related representations and warranties, which upon rescission require us to repurchase the affected loan or indemnify the investor for the related loss, we realize the loss without the benefit of MI. See below for a discussion of the impact of the FNMA Settlement. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments as a result of alleged foreclosure delays, which if successful, would reduce the MI proceeds available to reduce the loss on the loan.
At December 31, 2012, we had approximately 110,000 open MI rescission notices compared to 90,000 at December 31, 2011, including 49,000 pertaining principally to first-lien mortgages serviced for others, 11,000 pertaining to loans held-for-investment (HFI), and 50,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 27,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to FNMA. As of December 31, 2012, 32 percent of the MI rescission notices received have been resolved. Of those resolved, 20 percent were resolved through our acceptance of the MI rescission, 58 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 22 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of December 31, 2012, 68 percent of the MI rescission notices we have received have not yet been resolved. Of those not yet resolved, 46 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve our legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. We are in the process of reviewing 37 percent of the remaining open MI rescission notices, and we have reviewed and are contesting the MI rescission with respect to 63 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 40 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.
In addition to the discussion above, the FNMA Settlement resolved significant representations and warranties exposures including unresolved and potential repurchase claims from FNMA resulting solely from MI rescission notices relating to loans covered by the FNMA Settlement. Our pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices increased to $2.3 billion at December 31, 2012 from $1.2 billion at December 31, 2011. The FNMA Settlement resolved approximately $1.9 billion of such unresolved repurchase claims. In 2011, FNMA issued an announcement requiring servicers to report all MI rescission notices with respect to loans sold to FNMA and confirmed FNMA’s view of its position that a mortgage insurance company’s issuance of a MI rescission notice in and of itself constitutes a breach of the lender’s representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA’s loss even if the lender is contesting the MI rescission notice. We had informed FNMA that we did not believe that the new policy was valid under our contracts with FNMA. The parties resolved this and other MI-related issues as part of the FNMA Settlement, which clarified the parties’ obligations with respect to MI including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. As a result, we will be required to remit to FNMA the amount of certain MI coverage as a result of MI claims rescissions in advance of collection from the mortgage insurance companies and, in certain cases, we may not ultimately collect all such amounts from the mortgage insurance companies. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Representations and Warranties Liability
The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet and the related provision is included in mortgage banking income (loss). Our estimate of the liability for representations and warranties exposure and the corresponding range of possible loss is based on currently available information, significant judgment and a number of factors and assumptions that are subject to change. For additional information, see the Estimated Range of Possible Loss section below and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties on page 126.
The liability for obligations under representations and warranties and the corresponding estimated range of possible loss for these representations and warranties exposures do not consider any losses related to litigation matters, including litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in the aggregate range of possible

Bank of America 2012 57

loss for litigation and regulatory matters disclosed in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements; however, such loss could be material.
At December 31, 2012 and 2011, the liability for representations and warranties and corporate guarantees was $19.0 billion and $15.9 billion. For 2012, the provision for representations and warranties and corporate guarantees was $3.9 billion compared to $15.6 billion for 2011. The provision in 2012 included $2.5 billion in provision related to the FNMA Settlement and $500 million for obligations to FNMA related to MI rescissions. The provision in 2011 included $8.6 billion in provision and other expenses related to the BNY Mellon Settlement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE repurchase exposures, and $7.0 billion in provision related to other non-GSE, and to a lesser extent, GSE exposures.
Estimated Range of Possible Loss
Our estimated liability at December 31, 2012 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions.
In the case of non-GSE exposures, including private-label securitizations, our estimate of the representations and warranties liability and the corresponding range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Where relevant, we also take into account more recent experience, such as increased claims and other facts and circumstances, such as bulk settlements, as we believe appropriate.
The representations and warranties liability represents our best estimate of probable incurred losses as of December 31, 2012. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have little to no claim experience. We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over accruals at December 31, 2012 compared to up to $5 billion over accruals at December 31, 2011 for only non-GSE representations and warranties exposures. The range of possible loss at December 31, 2012 reflects the impact of the FNMA Settlement and, as a result, addresses principally non-GSE exposures. The reduction in the range of possible loss from December 31, 2011 is the net impact of, among other changes, updated assumptions and other developments. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. For additional information about the methodology used to estimate the representations and warranties liability and the corresponding range of possible loss, see Note 8 –

Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. For additional information regarding these issues, see MBIA litigation in Litigation and Regulatory Matters in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.
Government-sponsored Enterprises Experience
Prior to the FNMA Settlement, our repurchase claims experience with the GSEs had been concentrated in the 2004 through 2008 vintages where we believed that our exposure to representations and warranties liability was most significant. Our repurchase claims experience related to loans originated prior to 2004 has not been significant and we believe that changes made to our operations and underwriting policies reduced our exposure related to loans originated after 2008.
Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of December 31, 2012, 12 percent of the original funded balance of loans in these vintages had defaulted or were 180 days or more past due (severely delinquent). As of December 31, 2012, we had received $43.5 billion in repurchase claims associated with these vintages, representing approximately four percent of the original funded balance of loans sold to the GSEs in these vintages. Prior to the FNMA Settlement, we had resolved $29.6 billion of these claims with a net loss experience of approximately 29 percent, after considering the effect of collateral. Our collateral loss severity rate on approved repurchases had averaged approximately 55 percent. The FNMA Settlement in January 2013 resolved an additional $12.2 billion in repurchase claims outstanding at December 31, 2012, primarily related to loans originated from 2004 through 2008.

58 Bank of America 2012

We and our subsidiaries have an established history of working with the GSEs on repurchase claims. In 2012, we continued to experience elevated levels of claims from FNMA, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans that defaulted more than 18 months prior to the repurchase request. The FNMA Settlement resolved substantially all of the claims with respect to loans originated and sold to FNMA between January 1, 2000 and December 31, 2008, as well as substantially all future representations and warranties repurchase claims associated with these loans.
Table 11 highlights our experience with the GSEs related to loans originated from 2004 through 2008.

Table 11	Overview of GSE Balances – 2004-2008 Originations

	Legacy Originator
(Dollars in billions)	Countrywide	Other	Total	Percent of Total
Original funded balance	$846	$272	$1,118
Principal payments	(508)	(177)	(685)
Defaults	(77)	(14)	(91)
Total outstanding balance at December 31, 2012	$261	$81	$342
Outstanding principal balance 180 days or more past due (severely delinquent)	$34	$8	$42
Defaults plus severely delinquent	111	22	133
Payments made by borrower
Less than 13			$15	11%
13-24			31	23
25-36			34	26
More than 36			53	40
Total payments made by borrower			$133	100%
Unresolved GSE representations and warranties repurchase claims (all vintages)
As of December 31, 2011			$6.2
As of December 31, 2012			13.5
As of December 31, 2012 (pro forma reflecting the FNMA Settlement)			1.3
Cumulative GSE representations and warranties losses (2004-2008 vintages)			9.8
Beginning in February 2012, we stopped delivering purchase money and non-Making Home Affordable (MHA) refinance first-lien residential mortgage products into FNMA MBS pools because of the expiration and mutual non-renewal of certain contractual delivery commitments and variances that permit efficient delivery of such loans to FNMA. While we continue to have a valid agreement with FNMA permitting the delivery of purchase money and non-MHA refinance first-lien residential mortgage products without such contractual variances, the delivery of such products without contractual delivery commitments and variances would involve time and expense to implement the necessary operational and systems changes and otherwise presents practical operational issues. We do not expect this change to have a material impact on our CRES business, as we expect to rely on other sources of liquidity to actively extend mortgage credit to our customers including continuing to deliver such products into FHLMC MBS pools. Additionally, we continue to deliver MHA refinancing products into FNMA MBS pools.
Experience with Investors Other than Government-sponsored Enterprises
In prior years, legacy companies and certain subsidiaries sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $530 billion in principal has been paid and $244 billion has defaulted or is severely delinquent at December 31, 2012.
As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable). We believe that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitizations are loans that have already defaulted and those that are currently severely delinquent. Additionally, only counterparties with the contractual right to demand repurchase of a loan can present valid repurchase claims (in the case of private-label securitization trust investors, they generally have to meet certain contractual thresholds in order to require trustees to present repurchase claims). While we believe the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of the comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.
Any amounts paid related to repurchase claims from a monoline insurer are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents, which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has

Bank of America 2012 59

not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims; although in those circumstances, trustees can bring repurchase claims, including at the direction of investors if contractual thresholds are met.
Table 12 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of December 31, 2012. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of December 31, 2012, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and of this amount $112 billion was defaulted or severely delinquent at December 31, 2012.

Table 12	Overview of Non-Agency Securitization and Whole Loan Balances

	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions) By Entity	Original Principal Balance	Outstanding Principal Balance December 31, 2012	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
Bank of America	$100	$22	$4	$6	$10	$1	$2	$2	$5
Countrywide	716	204	58	131	189	25	46	46	72
Merrill Lynch	65	16	4	13	17	3	4	3	7
First Franklin	82	18	5	23	28	5	6	5	12
Total (1, 2)	$963	$260	$71	$173	$244	$34	$58	$56	$96
By Product
Prime	$302	$83	$11	$23	$34	$2	$6	$7	$19
Alt-A	172	58	15	35	50	8	12	12	18
Pay option	150	43	19	37	56	5	14	16	21
Subprime	245	63	24	58	82	17	20	17	28
Home Equity	88	12	—	18	18	2	5	4	7
Other	6	1	2	2	4	—	1	—	3
Total	$963	$260	$71	$173	$244	$34	$58	$56	$96

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.
Monoline Insurers
Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 12, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $48.9 billion of the first-lien mortgages and $51.8 billion of the second-lien mortgages have been paid in full and $35.1 billion of the first-lien mortgages and $17.6 billion of the second-lien mortgages have defaulted or are severely delinquent at December 31, 2012. At least 25 payments have been made on approximately 56 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines insured one or more securities.
As of December 31, 2012, we have received $6.0 billion of representations and warranties repurchase claims associated with these vintages from the monoline insurers related to the monoline-insured transactions, predominately second-lien transactions. Of these repurchase claims, $2.4 billion were resolved through the Assured Guaranty and Syncora Settlements, $816 million were resolved through repurchase or indemnification with losses of $649 million, and $302 million were rescinded by the monoline insurers or paid in full. Our limited experience with most of the monoline insurers has varied in terms of process, and experience with these counterparties has not been predictable. Our limited claims experience with the monoline insurers in the repurchase process is a result of these monoline insurers having instituted litigation against legacy Countrywide and/or Bank of America, which impacts our ability to enter into constructive dialogue with these monolines to resolve the open claims.
At December 31, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $2.4 billion, substantially all of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists. At December 31, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $5.3 billion, excluding loans that had been paid in full or resolved through settlements. Of these file requests, $4.0 billion are aged and subject to ongoing litigation. There will likely be additional requests for loan files in the future leading to repurchase claims. In addition, we have received claims from private-label securitization trustees and a third-party securitization sponsor related to first-lien third-party sponsored securitizations that include monoline insurance.

60 Bank of America 2012

It is not possible at this time to reasonably estimate probable future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no representations and warranties liability has been recorded in connection with these monolines, other than a liability for repurchase claims where we have determined that there are valid loan defects and determined that there is a breach of a representation and warranty and that any other requirements for repurchase have been met. Outside of the standard quality control process that is an integral part of our loan origination process, we do not generally review loan files until we receive a repurchase claim, including with respect to monoline exposures. Our estimated range of possible loss related to representations and warranties exposures as of December 31, 2012 does not include possible losses related to these monoline insurers. For additional information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
Whole Loans and Private-label Securitizations
Legacy entities, and to a lesser extent Bank of America, sold loans to investors as whole loans or via private-label securitizations. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The loans sold with a total principal balance of $778.2 billion, included in Table 12, were originated between 2004 and 2008, of which $429.0 billion have been paid in full and $191.4 billion are defaulted or severely delinquent at December 31, 2012. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $19.4 billion of representations and warranties repurchase claims from whole-loan investors, including third-party sponsors, and private-label securitization investors and trustees related to these vintages, including $10.5 billion from private-label securitization trustees, $8.0 billion from whole-loan investors and $815 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Recent increases in new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties repurchase claims, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims.
We have resolved $7.3 billion of the claims received from whole-loan investors and private-label securitization investors and trustees with losses of $1.6 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $2.9 billion of these claims were resolved through repurchase or indemnification and $4.4 billion were rescinded by the investor. At December 31, 2012, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $12.2 billion. We have performed an initial review with respect to $10.9 billion of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $1.3 billion of these claims.
Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and subsequent activity with certain counterparties led to the determination that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations but did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable; and therefore, no representations and warranties liability has been recorded in connection with these transactions. Until we receive a repurchase claim, we generally have not reviewed loan files related to private-label securitizations sponsored by third-party whole-loan investors (and are not required by the governing documents to do so). Our estimated range of possible loss related to representations and warranties exposures as of December 31, 2012 included possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.
Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. We have received repurchase demands totaling $1.6 billion from private-label securitization investors and a master servicer where in each case we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that the demands are otherwise procedurally or substantively invalid.
Other Mortgage-related Matters
Servicing Matters and Foreclosure Processes
We service a large portion of the loans we or our subsidiaries have securitized and also service loans on behalf of third-party securitization vehicles and other investors. Our servicing obligations are set forth in servicing agreements with the applicable counterparty. These obligations may include, but are not limited to, loan repurchase requirements in certain circumstances, indemnifications, payment of fees, advances for foreclosure costs that are not reimbursable, or responsibility for losses in excess of guarantees for VA loans.
Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically claims the right to demand that the servicer repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, the GSEs’ first-lien mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond

Bank of America 2012 61

the control of the servicer; although, we believe that the governing contracts, our course of dealing, and collective past practices and understandings should inform resolution of these matters. In addition, many non-agency RMBS and whole-loan servicing agreements state that the servicer may be liable for failure to perform its servicing obligations in keeping with industry standards or for acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties.
It is not possible to reasonably estimate our liability with respect to potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material.
In October 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states) and stopped foreclosure sales in all states in order to complete an assessment of related business processes. We have resumed foreclosure sales in all states, but our progress on foreclosure sales in judicial states has been much slower than in states where foreclosure does not require a court order (non-judicial states).
2011 OCC Consent Order and 2013 IFR Acceleration Agreement
We entered into the 2011 OCC Consent Order on April 13, 2011. This consent order required servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes, adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the 2011 OCC Consent Order required that we retain an independent consultant, approved by the OCC, to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010 and submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. On January 7, 2013, we and other mortgage servicing institutions entered into the 2013 IFR Acceleration Agreement with the Federal Reserve and the OCC to cease the case-by-case IFR program created by the 2011 OCC Consent Order and replace it with an accelerated remediation process. The 2013 IFR Acceleration Agreement requires us to make a cash payment of $1.1 billion and provide $1.8 billion of borrower assistance in the form of loan modifications and other foreclosure prevention actions. The borrower assistance program is not expected to result in any incremental credit provision, as we believe that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs.
National Mortgage Settlement
In March 2012, we entered into settlement agreements (collectively, the National Mortgage Settlement) with (1) the U.S. Department of Justice, various federal regulatory agencies and 49 state Attorneys General to resolve federal and state investigations into certain residential mortgage origination, servicing and foreclosure practices, (2) HUD to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily by Countrywide prior to and for a period following our acquisition of that lender, and (3) each of the Federal Reserve and the OCC regarding civil monetary penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011. The National Mortgage Settlement was entered by the court as a consent judgment on April 5, 2012. The National Mortgage Settlement provided for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, credits earned for principal reduction, short sales, deeds-in-lieu of foreclosure and approximately $1.0 billion of credits earned for interest rate reduction modifications. In addition, the settlement with HUD provided for an upfront cash payment of $500 million to settle certain claims related to FHA-insured loans. We will also be obligated to provide additional cash payments of up to $850 million if we fail to earn an additional $850 million of credits stemming from incremental first-lien principal reductions over a three-year period.
The borrower assistance program did not result in any incremental credit provision during 2012, as we believe that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs. The interest rate modification program consisted of interest rate reductions on first-lien loans originated prior to January 1, 2009 that have a current loan-to-value (LTV) ratio greater than 100 percent and that meet certain eligibility criteria, including the requirement that all payments due for the last twelve months have been made in a timely manner. This program commits us to forego future interest payments that we may not otherwise have agreed to forego, and no loss has been recognized in the financial statements related to such forgone interest. Modifications of approximately 7,500 loans with an aggregate unpaid principal balance of $2.1 billion providing for an average interest rate reduction of approximately two percent were completed as of December 31, 2012, resulting in an estimated decrease in fair value of the modified loans of approximately $242 million. The interest rate modification program is expected to include approximately 20,000 to 25,000 loans with an aggregate unpaid principal balance of $5.4 billion to $6.8 billion. Assuming an average interest rate reduction of approximately two percent, the modifications are expected to result in a reduction of annual interest income of approximately $100 million to $130 million when the program is complete. Assuming a weighted-average loan life of approximately eight years, the fair value of loans in the program is expected to decrease by approximately $600 million to $800 million as a result of the interest rate reductions. The financial impact will vary depending on final terms of modifications offered and the rate of borrower acceptance. We do not expect loans modified under the program to be accounted for as troubled debt restructurings (TDRs). If the program is expanded to include loans that do not meet specified underwriting criteria, such as maximum debt-to-income ratios or minimum FICO scores, the modifications of such loans will be accounted for as TDRs.
We could be required to make additional payments if we fail to meet our borrower assistance and rate reduction modification commitments over a three-year period, in an amount equal to 125 percent to 140 percent of the shortfall, dependent on the two- and three-year commitment target. We also entered into agreements with several states under which we committed to perform certain

62 Bank of America 2012

minimum levels of principal reduction and related activities within those states in connection with the National Mortgage Settlement, and under which we could be required to make additional payments if we fail to meet such minimum levels.
We believe that it is likely that we will meet all borrower assistance, rate reduction modification and principal reduction commitments required under the National Mortgage Settlement and, therefore, do not expect to be required to make additional cash payments. Although it is possible that the cost of fulfilling the commitments could increase, leading to an incremental credit provision, the amount of any such incremental provision is not reasonably estimable. Although we may incur additional operating costs such as servicing costs to implement parts of the National Mortgage Settlement in future periods, we do not expect that those costs will be material.
Under the terms of the National Mortgage Settlement, the federal and participating state governments agreed to release us from further liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies. In settling origination issues related to FHA-guaranteed loans originated on or before April 30, 2009, we received a release from further liability for all origination claims with respect to such loans if an insurance claim had been submitted to the FHA prior to January 1, 2012 and a release of multiple damages and penalties, but not single damages, if no such claim had been submitted. In addition, provided we meet our assistance and remediation commitments, the OCC agreed not to assess, and we will not be obligated to pay to the Federal Reserve, any civil monetary penalties.
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
Additionally, we continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing and foreclosure activities, including those claims not covered by the National Mortgage Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny may subject us to inquiries or investigations that could significantly adversely affect our reputation and result in material costs to us.
Mortgage Electronic Registration Systems, Inc.
Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgage loans. There has been significant public commentary regarding the common industry practice of recording mortgages in the name of MERS, as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors or securitization trusts. A component of the OCC consent order requires significant changes in the manner in which we service loans that identify MERS as the mortgagee. Additionally, certain local and state governments have commenced legal actions against us, MERS and other MERS members, questioning the validity of the MERS model. Other challenges have also been made to the process for transferring mortgage loans to securitization trusts, asserting that having a mortgagee of record that is different than the holder of the mortgage note could “break the chain of title” and cloud the ownership of the loan. In order to foreclose on a mortgage loan, in certain cases it may be necessary or prudent for an assignment of the mortgage to be made to the holder of the note, which in the case of a mortgage held in the name of MERS as nominee would need to be completed by a MERS signing officer. As such, our practice is to obtain assignments of mortgages from MERS prior to instituting foreclosure. If certain required documents are missing or defective, or if the use of MERS is found not to be valid, we could be obligated to cure certain defects or in some circumstances be subject to additional costs and expenses. Our use of MERS as nominee for the mortgage may also create reputational risks for us.
Impact of Foreclosure Delays
Foreclosure delays impact our default-related servicing costs. We believe default-related servicing costs peaked during the third quarter of 2012 and began to decline in the fourth quarter of 2012, and we anticipate that this decline will accelerate in 2013. However, unexpected foreclosure delays in 2013 could impact the rate of decline. Default-related servicing costs include costs related to resources needed for implementing new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and operational costs due to delayed foreclosures and do not include mortgage-related assessments, waivers and similar costs related to foreclosure delays.
Other areas of our operations are also impacted by foreclosure delays. In 2012, we recorded $867 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays, including $258 million related to compensatory fees as part of the FNMA Settlement. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances, and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. Accordingly, the ultimate resolution of disagreements with counterparties, delays in foreclosure sales beyond those currently anticipated, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.
Mortgage-related Settlements – Servicing Matters
In connection with the BNY Mellon Settlement, BANA has agreed to implement certain servicing changes. The Trustee and BANA have agreed to clarify and conform certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement clarifies that it is permissible to apply the same loss mitigation strategies to the Covered Trusts as are applied to BANA affiliates’

Bank of America 2012 63

HFI portfolios. This portion of the agreement was effective in the second quarter of 2011 and is not conditioned on final court approval.
BANA also agreed to transfer the servicing rights related to certain high-risk loans to qualified subservicers on a schedule that began with the signing of the BNY Mellon Settlement. This servicing transfer protocol will reduce the servicing fees payable to BANA in the future. Upon final court approval of the BNY Mellon Settlement, failure to meet the established benchmarking standards for loans not in subservicing arrangements can trigger the payment of agreed-upon fees. Additionally, we and legacy Countrywide have agreed to work to resolve with the Trustee certain mortgage documentation issues related to the enforceability of mortgages in foreclosure and to reimburse the related Covered Trust for any loss if BANA is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of these issues. These agreements will terminate if final court approval of the BNY Mellon Settlement is not obtained, although we could still have exposure under the pooling and servicing agreements related to the mortgages in the Covered Trusts for these issues.
In connection with the National Mortgage Settlement, BANA has agreed to implement certain additional servicing changes. The uniform servicing standards established under the National Mortgage Settlement are broadly consistent with the residential mortgage servicing practices imposed by the 2011 OCC Consent Order; however, they are more prescriptive and cover a broader range of our residential mortgage servicing activities. These standards are intended to strengthen procedural safeguards and documentation requirements associated with foreclosure, bankruptcy, and loss mitigation activities, as well as addressing the imposition of fees and the integrity of documentation, with a goal of ensuring greater transparency for borrowers. These uniform servicing standards also obligate us to implement compliance processes reasonably designed to provide assurance of the achievement of these objectives. Compliance with the uniform servicing standards will be assessed by a monitor based on the measurement of outcomes with respect to these objectives. Implementation of these uniform servicing standards is expected to contribute to elevated costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures.
Regulatory Matters
See Item 1A. Risk Factors and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements for additional information regarding regulatory matters and risks.
Financial Reform Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act), which was signed into law on July 21, 2010, enacted sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking and will take effect over several years, making it difficult to anticipate the precise impact on the Corporation, our customers or the financial services industry.

Debit Interchange Fees
On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment effective on October 1, 2011 which, among other things, established a regulatory cap for many types of debit interchange transactions to equal no more than 21 cents plus five bps of the value of the transaction. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements, with which we are currently in compliance. The Federal Reserve also approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which became effective April 1, 2012. For additional information on the impact to revenue, see CBB on page 38.
Limitations on Proprietary Trading; Sponsorship and Investment in Hedge Funds and Private Equity Funds
On October 11, 2011, the Federal Reserve, OCC, FDIC and Securities and Exchange Commission (SEC), representing four of the five regulatory agencies charged with promulgating regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the Volcker Rule) established by the Financial Reform Act, released for comment proposed implementing regulations. On January 11, 2012, the Commodity Futures Trading Commission (CFTC), the fifth agency, released for comment its proposed regulations under the Volcker Rule. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. However, in light of the complexity of the proposed regulations and the large volume of comments received (the proposal requested comments on over 1,300 questions on 400 different topics), it is not possible to predict the content of the final regulations or when they will be issued.
The statutory provisions of the Volcker Rule became effective on July 21, 2012 and gave financial institutions two years from the effective date, with the possibility for extensions for certain investments, to bring activities and investments into compliance with the statutory provisions and final regulations. Although Global Markets exited its stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and to further our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain as the regulations implementing the Volcker Rule are not final. However, based on the contents of the proposed regulations, it is possible the Volcker Rule implementation could limit or restrict our remaining trading activities. If exemptions in the Volcker Rule and the proposed regulations are not available, the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds, commodity pools and other subsidiary operations. Additionally, the Volcker Rule could increase our operational and compliance costs, reduce our trading revenues, and adversely affect our results of operations. The date on which final regulations will be issued is currently uncertain. For additional information about our trading business, see Global Markets on page 48.

64 Bank of America 2012

Derivatives
The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain over-the-counter (OTC) derivatives. The Financial Reform Act grants the CFTC and the SEC substantial new authority and requires numerous rulemakings by these agencies. Swap dealers conducting dealing activity with U.S. persons above a specified dollar threshold were required to register with the CFTC on or before December 31, 2012. We registered BANA, Merrill Lynch Commodities Inc., Merrill Lynch Capital Services Inc., Merrill Lynch Financial Markets Inc., Merrill Lynch International and Merrill Lynch International Bank Limited as swap dealers on December 31, 2012. Upon registration, swap dealers became subject to additional CFTC rules relating to business conduct and reporting, and will continue to become subject to additional CFTC rules as and when such rules take effect. Those rules include, but are not limited to, measures that require clearing and exchange trading of certain derivatives, new capital and margin requirements for certain market participants, and additional reporting requirements for derivatives under the jurisdiction of the CFTC. The CFTC also granted relief from some of the rules that would have become effective during the fourth quarter of 2012, either completely suspending or delaying the application of some requirements.
While the CFTC has provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity, there remains some uncertainty as to how the derivatives requirements of the Financial Reform Act will apply to non-U.S. derivatives activity because the CFTC has not yet adopted final cross-border guidance. The CFTC has completed much of its other rulemakings, with the exception of final margin, capital and exchange trading rules, while the SEC has finalized a small number of clearing-related rules. The ultimate impact of the derivatives regulations that have not yet been finalized and the time it will take to comply remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and may negatively impact our results of operations.
FDIC Deposit Insurance Assessments
The FDIC has broad discretionary authority to increase assessments on large and highly complex institutions on a case by case basis. Any future increases in required deposit insurance premiums or other bank industry fees could have an adverse impact on our financial condition and results of operations.
Resolution Planning
The Federal Reserve and the FDIC require that the Corporation and other bank holding companies (BHCs) with assets of $50 billion or more, as well as companies designated as systemically important by the Financial Stability Oversight Council, submit annually their plans for a rapid and orderly resolution in the event of material financial distress or failure.
A resolution plan is intended to be a detailed roadmap for the orderly resolution of the BHC and material entities pursuant to the U.S. Bankruptcy Code under one or more hypothetical scenarios assuming no extraordinary government assistance. If the FDIC and the Federal Reserve determine that our plan is not credible and we fail to cure the deficiencies in a timely manner, the FDIC and the Federal Reserve may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Corporation. We submitted our initial plan in 2012, which is to be updated annually.
Similarly, in the U.K., the Financial Services Authority (FSA) has issued proposed rules requiring the submission of significant information about certain U.K. incorporated subsidiaries and other financial institutions, as well as branches of non-U.K. banks located in the U.K. (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the FSA to develop resolution plans. As a result of the FSA review, we could be required to take certain actions over the next several years which could impose operational costs and potentially result in the restructuring of certain business and subsidiaries.
Orderly Liquidation Authority
Under the Financial Reform Act, when a systemically important financial institution such as the Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such systemically important financial institution. In the event of such appointment, the FDIC could invoke a new form of resolution authority, the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. The orderly liquidation authority is modeled in part on the Federal Deposit Insurance Act, but also adopts certain concepts from the U.S. Bankruptcy Code.
The orderly liquidation authority contains certain differences from the U.S. Bankruptcy Code. Macroprudential systemic protection is the primary objective of the orderly liquidation authority, subject to minimum threshold protections for creditors. Accordingly, in certain circumstances under the orderly liquidation authority, the FDIC could permit payment of obligations it determines to be systemically significant (e.g., short-term creditors or operating creditors) in lieu of paying other obligations (e.g., long-term creditors) without the need to obtain creditors’ consent or prior court review. The insolvency and resolution process could also lead to a large reduction or total elimination of the value of a BHC’s outstanding equity. For example, the FDIC could follow a “single point of entry” approach and replace a distressed BHC with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity is held solely for the benefit of creditors of the original BHC. Additionally, under the orderly liquidation authority, amounts owed to the U.S. government generally receive a statutory payment priority.
Credit Risk Retention
On March 29, 2011, federal regulators jointly issued a proposed rule regarding credit risk retention that would, among other things, require sponsors to retain at least five percent of the credit risk of the assets underlying certain ABS and MBS securitizations and would limit the ability to transfer or hedge that credit risk. The proposed rule as currently written would likely have an adverse impact on our ability to engage in many types of the MBS and ABS securitizations conducted in CRES, Global Markets and other business segments, impose additional operational and compliance costs on us, and negatively influence the value, liquidity and transferability of ABS or MBS, loans and other assets. However, it remains unclear what requirements will be included in

Bank of America 2012 65

the final rule and what the ultimate impact of the final rule will be on our CRES, Global Markets and other business segments or on our results of operations.
The Consumer Financial Protection Bureau
The Financial Reform Act established the Consumer Financial Protection Bureau (CFPB), which principally regulates the offering of consumer financial products or services under federal consumer financial laws, and which has commenced its supervisory oversight. Certain federal consumer financial laws to which the Corporation is subject including, but not limited to, the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund Transfers Act, Fair Credit Reporting Act, Truth in Lending and Truth in Savings Acts are enforced by the CFPB, subject to certain statutory limitations. Through its rulemaking authority, the CFPB has promulgated several proposed and final rules that will affect our consumer businesses. Among these initiatives is a recently-issued final rule implementing sections of the Financial Reform Act establishing “ability to repay” and “qualified mortgage” standards under the Truth in Lending Act. In addition, the CFPB issued a final rule establishing mortgage loan servicing standards through amendments to the Real Estate Settlement Procedures Act. The CFPB has also proposed rules addressing items such as remittance transfer services, appraisal requirements and loan originator compensation requirements. The Corporation is evaluating the various CFPB rules and proposals and devoting substantial compliance, legal and operational business resources to facilitate compliance with these rules by their respective effective dates. In addition, the Corporation has cooperated with the CFPB on several industry-related information collection requests involving consumer financial products and services, including overdraft fees and practices.
Certain Other Provisions
The Financial Reform Act also expands the role of state regulators in enforcing consumer protection requirements over banks and disqualifies trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of the provisions under the Financial Reform Act have only begun to be implemented or remain to be implemented in the future and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. For additional information regarding regulatory capital and other rules proposed by federal regulators, see Capital Management – Regulatory Capital Changes on page 72.
The Financial Reform Act will continue to have an adverse impact on our earnings through fee reductions, higher costs and imposition of new restrictions on us. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our businesses will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative impact of certain provisions.
Transactions with Affiliates
The terms of certain of our OTC derivative contracts and other trading agreements of the Corporation provide that upon the occurrence of certain specified events, such as a change in our credit ratings, Merrill Lynch and other non-bank affiliates may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements. In the event of further downgrades of the credit ratings of the Corporation and other non-bank affiliates, we may engage in discussions with certain derivative and other counterparties regarding their rights under these agreements, including potentially naming new counterparties. Our ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
Other Matters
The Corporation has established guidelines and policies for managing capital across its subsidiaries. The guidance for the Corporation’s subsidiaries with regulatory capital requirements, including branch operations of banking subsidiaries, requires each entity to maintain satisfactory capital levels. This includes setting internal capital targets for the U.S. bank subsidiaries to exceed “well-capitalized” levels. The U.K. has adopted increased capital and liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. BHCs and other financial institutions as well as branches of non-U.K. banks located in the U.K. In addition, the U.K. has proposed the creation and production of recovery and resolution plans, commonly referred to as living wills, by significant regulated legal entities.
Managing Risk
Overview
Risk is inherent in every material business activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risks. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings.
Strategic risk is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution, and/or other inherent risks of the business including reputational risk. Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rate movements. Liquidity risk is the inability to meet contractual and contingent financial obligations, on- or off-balance sheet, as they come due. Compliance risk is the risk that arises from the failure to adhere to laws, rules, regulations, or internal policies and procedures. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events. Reputational risk is the potential that negative publicity regarding an organization’s conduct or business practices will adversely affect its profitability, operations or customer base, or result in costly litigation or require other measures. Reputational risk is evaluated along with all of the risk categories and throughout the risk management process, and as such is not discussed separately herein. The following sections, Strategic Risk

66 Bank of America 2012

Management and Capital Management both on page 70, Liquidity Risk on page 75, Credit Risk Management on page 79, Market Risk Management on page 113, Compliance Risk Management and Operational Risk Management both on page 120, address in more detail the specific procedures, measures and analyses of the major categories of risk that we manage.
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
Executive management assesses, with Board oversight, the risk-adjusted returns of each business segment. Management reviews and approves strategic and financial operating plans, and recommends to the Board for approval a financial plan annually. By allocating economic capital to and establishing a risk appetite for a business segment, we seek to effectively manage the ability to take on risk. Economic capital is assigned to each business segment using a risk-adjusted methodology incorporating each segment’s stand-alone credit, market, interest rate and operational risk components, and is used to measure risk-adjusted returns. We regularly evaluate these allocations as part of our overall governance processes as the businesses and the economic environment in which we operate continue to evolve.
In addition to reputational considerations, businesses operate within their credit, market, compliance and operational risk standards and limits in order to adhere to the risk appetite. These limits are based on analyses of risk and reward in each business. Executive management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. The Board, and its committees when appropriate, monitor financial performance, execution of the strategic and financial operating plans, compliance with the risk appetite and the adequacy of internal controls.
The Board has completed its review of the Risk Framework and the Risk Appetite Statement for the Corporation, and both the Risk Framework and Risk Appetite Statement were approved in January 2013. The Risk Framework defines the accountability of the Corporation and its employees and the Risk Appetite Statement defines the parameters under which we will take risk. Both documents are intended to enable us to maximize our long-term results and ensure the integrity of our assets and the quality of our earnings. The Risk Framework is designed to be used by our employees to understand risk management activities, including their individual roles and accountabilities. It also defines how risk management is integrated into our core business processes, and it defines the risk management governance structure, including management’s involvement. The risk management responsibilities of the businesses, governance and control functions, and Corporate Audit are also clearly defined. The risk management process includes four critical elements: identify and measure risk, mitigate and control risk, monitor and test risk, and report and review risk, and is applied across all business activities to enable an integrated and comprehensive review of risk consistent with the Risk Appetite Statement.
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
Governance and control functions are comprised of Global Risk Management, Global Compliance, Legal and the enterprise control functions and are tasked with independently overseeing and managing risk activities. Global Compliance (which includes Regulatory Relations) and Legal report to the Chief Legal, Compliance and Regulatory Relations Executive. Enterprise control functions consist of the Chief Financial Officer (CFO) Group, Global Technology and Operations, Global Human Resources, and Global Marketing and Corporate Affairs.
Global Risk Management is led by the Chief Risk Officer (CRO). The CRO leads senior management in managing risk, is independent from the Corporation’s businesses and enterprise control functions, and maintains sufficient autonomy to develop and implement meaningful risk management measures. This position serves to protect the Corporation and its shareholders. The CRO reports to the Chief Executive Officer (CEO) and is the management team lead or a participant in Board-level risk governance committees. The CRO has the mandate to ensure that appropriate risk management practices are in place, and are effective and consistent with our overall business strategy and risk appetite. Global Risk Management is comprised of two types of risk teams, Enterprise risk teams and independent business risk teams, which report to the CRO and are independent from the business and enterprise control functions.

Bank of America 2012 67

Enterprise risk teams are responsible for setting and establishing enterprise policies, programs and standards, assessing program adherence, providing enterprise-level risk oversight, and reporting and monitoring systemic and emerging risk issues. In addition, the enterprise risk teams are responsible for monitoring and ensuring that risk limits are reasonable and consistent with the risk appetite. These risk teams also carry out risk-based oversight of the enterprise control functions.
Independent business risk teams are responsible for establishing policies, limits, standards, controls, metrics and thresholds within the defined corporate standards for the businesses to which they are aligned. The independent business risk teams are also responsible for ensuring that risk limits and standards are reasonable and consistent with the risk appetite.
Enterprise control functions are independent of the businesses and have risk governance and control responsibilities for enterprise programs. In this role, they are responsible for setting policies, standards and limits; providing risk reporting; monitoring systemic risk issues including existing and emerging; and implementing procedures and controls at the enterprise and business levels for their respective control functions.
The Corporate Audit function maintains independence from the businesses and governance and control functions by reporting directly to the Audit Committee of the Board. Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. Corporate Audit also provides an independent assessment of the Corporation’s management and internal control systems. Corporate Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees’ actions are in compliance with the Corporation’s policies, standards, procedures, and applicable laws and regulations.
To assist the Corporation in achieving its goals and objectives, risk appetite, and business and risk strategies, we utilize a risk management process that is applied across the execution of all business activities. This risk management process, which is an integral part of our Risk Framework, enables the Corporation to review risk in an integrated and comprehensive manner across all risk categories and make strategic and business decisions based on that comprehensive view. Corporate goals and objectives are established by management, and management reflects these goals and objectives in our risk appetite which is approved by the Board and serves as a key driver for setting business and risk strategy.
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
Enterprise-wide Stress Testing
As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand balance sheet, earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide illustrative hypothetical potential impacts from our risk profile on our balance sheet, earnings, capital and liquidity and serve as a key component of our capital, liquidity and risk management practices. Scenarios are selected by the Asset Liability and Market Risk Committee (ALMRC) and approved by the CFO and the CRO. Impacts to each business from each scenario are then determined and analyzed, primarily by leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Chief Financial Officer Risk Committee (CFORC), ALMRC and the Board’s Enterprise Risk Committee.
Contingency Planning Routines
We have developed and maintain contingency plans that prepare us in advance to respond in the event of potential adverse outcomes and scenarios. These contingency planning routines include capital contingency planning, liquidity contingency funding plans, recovery planning and enterprise resiliency, and provide for monitoring, escalation routines, and response plans. Contingency response plans are designed to enable us to increase capital, access funding sources, and reduce risk through consideration of potential actions that includes asset sales, business sales, capital or debt issuances, and other de-risking strategies.
Board Oversight of Risk
The Board, comprised of a substantial majority of independent directors, including an independent Chairman of the Board, oversees the management of the Corporation through a governance structure that includes Board committees and management committees. The Board’s standing committees that oversee the management of the majority of the risks faced by the Corporation include the Audit and Enterprise Risk Committees, comprised of independent directors, and the Credit Committee, comprised of non-management directors. This governance structure is designed to align the interests of the Board and management with those of our stockholders and to foster integrity throughout the Corporation.

68 Bank of America 2012

The chart below illustrates the inter-relationship among the Board, Board committees and management committees with the majority of risk oversight responsibilities for the Corporation.

Board of Directors (1)
Board Level Governance Committees
Credit Committee
Enterprise Risk Committee
Audit Committee
Corporate Governance Committee
Compensation and Benefits Committee
Executive Committee
Management Level Governance Committees
Insider Oversight and Monitoring Committee
Compliance and Operational Risk Committee (2)
Disclosure Committee (3)
Corporate Benefits Committee
Credit Risk Committee
Asset Liability Market Risk Committee
Management Compensation Committee
Management Level Governance Subcommittees
Allowance for Credit Losses Committee
CFO Risk Committee
Ethics Oversight Committee
Country Credit Risk Committee
Enterprise Model Risk and Control Committee
Financial Crimes Governance Committee
Enterprise Credit Risk Policy Committee
Global Markets Risk Committee
Global Compliance Committee
Risk Rating Executive Oversight Committee
Mortgage Risk Committee
International Governance and Control Committee
Operational Risk Leadership Committee

(1)	Chart is not comprehensive; there may be additional subcommittees not represented in this chart. This presentation does not include committees for other legal entities.

(2)	Reports through the Audit Committee for compliance and through the Enterprise Risk Committee for operational and reputational risk.

(3)	Reports to the CEO and CFO with oversight by the Audit Committee.
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

Our Enterprise Risk Committee oversees, among other things, our identification of, management of and planning for material risks on an enterprise-wide basis, including market risk, interest rate risk, liquidity risk, operational risk and reputational risk. Our Enterprise Risk Committee also oversees our capital management and liquidity planning.
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
Executive management develops for Board approval the Corporation’s Risk Framework, Risk Appetite Statement and financial operating plans. Management monitors, and the Board oversees, through the Credit, Enterprise Risk and Audit Committees, financial performance, execution of the strategic and financial operating plans, compliance with the risk appetite and the adequacy of internal controls.

Bank of America 2012 69

Strategic Risk Management
Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and/or other inherent risks of the business. Other inherent risks of the business include reputational and operational risk. In the financial services industry, strategic risk is elevated due to changing customer, competitive and regulatory environments. Our appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully considered in the context of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the CEO and executive management team. Significant strategic actions, such as material acquisitions or capital actions, require review and approval by the Board.
Executive management approves a strategic plan each year. Annually, executive management develops a financial operating plan that implements the strategic goals for that year, which is reviewed and approved by the Board. With oversight by the Board, executive management ensures consistency is applied while executing the Corporation’s strategic plan, core operating tenets and risk appetite. The following are assessed in their reviews: forecasted earnings and returns on capital, the current risk profile, current capital and liquidity requirements, staffing levels and changes required to support the plan, stress testing results, and other qualitative factors such as market growth rates and peer analysis. At the business level, as we introduce new products, we monitor their performance to evaluate expectations (e.g., for earnings and returns on capital). With oversight by the Board, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize between achieving the targeted risk appetite, shareholder returns and maintaining the targeted financial strength.
We use proprietary models to measure the capital requirements for credit, country, market, operational and strategic risks. The economic capital assigned to each business is based on its unique risk exposures. With oversight by the Board, executive management assesses the risk-adjusted returns of each business in approving strategic and financial operating plans. The businesses use economic capital to define business strategies, price products and transactions, and evaluate client profitability. For additional information on how this measure is calculated, see Supplemental Financial Data on page 35.
Capital Management
The Corporation manages its capital position to maintain sufficient capital to support our business activities and maintain capital, risk and risk appetite commensurate with one another. Additionally, we seek to maintain safety and soundness at all times including under adverse conditions, take advantage of organic growth opportunities, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for our subsidiaries, and satisfy current and future regulatory capital requirements.

To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from key stakeholders including investors, rating agencies and regulators. Based upon this analysis, we set guidelines for capital ratios to maintain an adequate capital position, including in severe adverse economic scenarios. Management and the Board annually approve a comprehensive capital plan which documents the ICAAP and related results, analysis and support for the capital guidelines, and planned capital actions.
The ICAAP incorporates capital forecasts, stress test results, economic capital, qualitative risk assessments and assessment of regulatory changes. Throughout the year, we generate regulatory capital and economic capital forecasts that are aligned to the most recent earnings, balance sheet and risk forecasts. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, capital and liquidity of a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in the forecasts, stress tests or economic capital. We regularly assess the capital impacts of proposed changes to regulatory capital requirements. Management regularly assesses ICAAP results and provides documented quarterly assessments of the adequacy of the capital guidelines and capital position to the Board or its committees.
Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analyses at the business unit, client relationship and transaction levels.
Regulatory Capital
As a financial services holding company, we are subject to the risk-based capital guidelines (Basel 1) issued by federal banking regulators. At December 31, 2012, we operated banking activities primarily under two charters: BANA and FIA Card Services, N.A. (FIA). Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.
Tier 1 capital is calculated as the sum of “core capital elements,” the principal components of which are qualifying common shareholders’ equity and qualifying non-cumulative perpetual preferred stock. Also included in Tier 1 capital are qualifying trust preferred securities (Trust Securities), hybrid securities and qualifying noncontrolling interest in subsidiaries which are subject to the rules governing “restricted core capital elements.” Goodwill, other disallowed intangible assets, disallowed deferred tax assets and the cumulative changes in fair value of all financial liabilities accounted for under the fair value option that are included in retained earnings and are attributable to changes in the company’s own creditworthiness are deducted from the sum of the core capital elements. Total capital is the sum of Tier 1 plus supplementary Tier 2 capital elements such as qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, and a portion of net unrealized gains on AFS marketable equity securities. Tier 1 common capital is not

70 Bank of America 2012

an official regulatory ratio, but was introduced by the Federal Reserve during the Supervisory Capital Assessment Program in 2009. Tier 1 common capital is Tier 1 capital less preferred stock, Trust Securities, hybrid securities and qualifying noncontrolling interest in subsidiaries.
Risk-weighted assets are calculated for credit risk for all on- and off-balance sheet credit exposures and for market risk on trading assets and liabilities, including derivative exposures. Credit risk-weighted assets are calculated by assigning a prescribed risk-weight to all on-balance sheet assets and to the credit equivalent amount of certain off-balance sheet exposures. The risk-weight is defined in the regulatory rules based upon the obligor or guarantor type and collateral if applicable. Off-balance sheet exposures include financial guarantees, unfunded lending commitments, letters of credit and derivatives. Market risk-weighted assets are calculated using risk models for the trading account positions, including all foreign exchange and commodity positions regardless of the applicable accounting guidance. Under Basel 1 there are no risk-weighted assets calculated for operational risk. Any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets consistent with regulatory guidance.
Certain corporate-sponsored trust companies which issue Trust Securities are not consolidated. In accordance with Federal Reserve guidance effective March 31, 2011, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, the Corporation includes Trust Securities in Basel 1 Tier 1 capital. The Financial Reform Act includes a provision under which Trust Securities will no longer qualify as Tier 1 capital. Under one of three notices of proposed rulemaking on Basel 3 issued by U.S. banking regulatory agencies, the Corporation’s previously issued and outstanding Trust Securities in the aggregate qualifying amount of $6.2 billion (approximately 51 bps of Tier 1 capital) at December 31, 2012, will not qualify as Tier 1 capital. While not yet final, the proposed rules provide a three-year transition period in which the exclusion of Trust Securities from Tier 1 capital will be phased in incrementally each year.
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR). The CCAR is the central element to the Federal Reserve’s approach to ensuring large BHCs have adequate capital and robust processes for managing their capital. In January 2012, we submitted our 2012 capital plan, and received results on March 13, 2012. The Federal Reserve’s stress scenario projections for the Corporation, based on the 2012 capital plan, estimated a minimum Basel 1 Tier 1 common capital ratio of 5.9 percent under severe adverse economic conditions with all proposed capital actions through the end of 2013, exceeding the five percent reference rate for all institutions involved in the CCAR. The capital plan submitted by the Corporation to the Federal Reserve did not include a request to return capital to stockholders in 2012 above the current dividend rate. The Federal Reserve did not object to our 2012 capital plan. On January 7, 2013, we submitted our 2013 capital plan and related supervisory stress tests. The Federal Reserve has announced its intention to notify the 2013 CCAR participants of the supervisory stress test results on March 7, 2013 and the capital plan on March 14, 2013.
For additional information on these and other regulatory requirements, see Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Capital Composition and Ratios
Under Basel 1, Tier 1 common capital increased $6.7 billion in 2012 to $133.4 billion at December 31, 2012. The increase was primarily driven by earnings eligible to be included in capital, which positively impacted the Tier 1 common capital ratio by approximately 59 bps, including the impact of repurchases of certain of our debt and Trust Securities. The Tier 1 common capital ratio also benefited seven bps from the issuance of common stock in lieu of cash for a portion of employee incentive compensation. Total capital decreased $18.4 billion in 2012 to $196.7 billion at December 31, 2012 primarily due to a reduction in subordinated debt as a result of redemptions and a reduction in Trust Securities from redemptions and exchanges.
Risk-weighted assets decreased $78.5 billion in 2012 to $1,206 billion at December 31, 2012. The decrease was primarily driven by decreases in derivatives, letters of credit and other assets. These decreases positively impacted Tier 1 common, Tier 1 and Total capital ratios by 64 bps, 78 bps and 102 bps, respectively. The Tier 1 leverage ratio decreased 16 bps in 2012 primarily driven by the decrease in Tier 1 capital.
Table 13 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 1 at December 31, 2012 and 2011.

Table 13	Bank of America Corporation Regulatory Capital

	December 31
(Dollars in billions)	2012	2011
Tier 1 common capital ratio	11.06%	9.86%
Tier 1 capital ratio	12.89	12.40
Total capital ratio	16.31	16.75
Tier 1 leverage ratio	7.37	7.53
Risk-weighted assets	$1,206	$1,284
Adjusted quarterly average total assets (1)	2,111	2,114

(1)	Reflects adjusted average total assets for the three months ended December 31, 2012 and
2011.

Bank of America 2012 71

Table 14 presents the capital composition at December 31, 2012 and 2011.

Table 14	Capital Composition

		December 31
(Dollars in millions)		2012	2011
Total common shareholders’ equity		$218,188	$211,704
Goodwill		(69,976)	(69,967)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)		(4,994)	(5,848)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax		(2,036)	682
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax		4,456	4,391
Fair value adjustment related to structured liabilities (1)		4,084	944
Disallowed deferred tax asset		(17,940)	(16,799)
Other		1,621	1,583
Total Tier 1 common capital		133,403	126,690
Qualifying preferred stock		15,851	15,479
Trust preferred securities		6,207	16,737
Noncontrolling interests		—	326
Total Tier 1 capital		155,461	159,232
Long-term debt qualifying as Tier 2 capital		24,287	38,165
Allowance for loan and lease losses		24,179	33,783
Reserve for unfunded lending commitments		513	714
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets		(9,459)	(18,159)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities		329	1
Other		1,370	1,365
Total capital		$196,680	$215,101

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.
Regulatory Capital Changes
At December 31, 2012, we measured and reported our capital ratios and related information in accordance with Basel 1. We manage regulatory capital to adhere to internal capital guidelines and regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted. See Capital Management on page 70 for additional information.
In June 2012, U.S. banking regulators issued the Market Risk Final Rule that amends the Basel 1 Market Risk rules (Market Risk Final Rule) effective January 1, 2013. The Market Risk Final Rule introduces new measures of market risk, a charge related to a stressed Value-at-Risk (VaR), an incremental risk charge and a comprehensive risk measure, as well as other technical modifications. As of December 31, 2012, the estimated impact of the Market Risk Final Rule would have been a 68 bps decrease in the Tier 1 common capital ratio to 10.38 percent as a result of a $78.8 billion increase in risk-weighted assets for market risk exposures.
The regulatory capital rules continue to expand and evolve. In December 2007, U.S. banking regulators published final Basel 2 rules (Basel 2). We measure and report our capital ratios and related information under Basel 2 on a confidential basis to U.S. banking regulators during the required parallel period, during which we provide the U.S. banking regulators both Basel 1 and Basel 2 related information in parallel. The parallel period will continue until we receive regulatory approval to exit parallel reporting and subsequently begin publicly reporting our Basel 2 regulatory capital results and related disclosures.
In June 2012, U.S. banking regulators issued three notices of proposed rulemaking (collectively, the Basel 3 NPRs) which, if adopted as proposed, would materially change Tier 1 common, Tier 1 and Total capital calculations. The Basel 3 NPRs also introduce new minimum capital ratios and buffer requirements, expand and modify the calculation of risk-weighted assets for credit and market risk (the Advanced Approach) and introduce a Standardized Approach for the calculation of risk-weighted assets, which would replace Basel 1 and provide a floor for minimum, adequately capitalized regulatory capital requirements under the Prompt Corrective Action framework. The Prompt Corrective Action framework establishes categories of capitalization, including “well-capitalized,” based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization. No mandatory actions are required under the Prompt Corrective Action framework for “well-capitalized” banking entities.
Under the Basel 3 NPRs, Trust Securities will be phased out of Tier 1 capital in equal annual installments over a three-year transition period. Many of the changes to the composition of regulatory capital are subject to a transition period where the impact is recognized in 20 percent increments, phased in incrementally each year over a five-year period. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur from the effective date of the Basel 3 NPRs through 2019. On November 9, 2012, U.S. banking regulators announced that they did not expect any of the Basel 3 NPRs to become effective January 1, 2013. Final rules for Basel 3 have not yet been issued by U.S. banking regulators.
Under the Basel 3 NPRs we will be subject to the Advanced Approach for measuring risk-weighted assets (Basel 3 Advanced Approach) when finalized and implemented. The Basel 3 Advanced Approach also requires approval by the U.S. regulatory agencies of analytical models used as part of capital measurement. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant. The Basel 3 Advanced Approach, if adopted as proposed, is expected to substantially increase our capital requirements as discussed below.

72 Bank of America 2012

In 2011, the Basel Committee on Banking Supervision (the Basel Committee) issued proposed guidance on capital requirements for global, systemically important financial institutions, of which we are one, including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which the guidance will be phased in. As proposed, the SIFI buffer would increase minimum capital requirements for Tier 1 common capital from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. As of December 31, 2012, we estimate our SIFI buffer would have been 1.5 percent, in line with the Financial Stability Board’s report, “Update of Group of Global Systemically Important Banks,” issued on November 1, 2012. U.S. banking regulators have not yet issued proposed or final rules related to the SIFI buffer.
On December 20, 2011, the Federal Reserve issued proposed rules to implement enhanced supervisory and prudential requirements, and the early remediation requirements established under the Financial Reform Act. The enhanced standards include liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for certain companies determined to pose a threat to financial stability. The final rules, when adopted and fully implemented, are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
Preparing for the implementation of the new capital rules is a top strategic priority, and we expect to comply with the final rules when issued and effective. Based on Basel 2, the Market Risk Final Rule and our current understanding of the Basel 3 Advanced Approach issued by U.S. banking regulators, we estimated our Basel 3 Advanced Approach Tier 1 common capital ratio, on a fully phased-in basis, to be 9.25 percent at December 31, 2012. As of December 31, 2012, we estimated that our Tier 1 common capital would be $128.6 billion and total risk-weighted assets would be $1,391 billion, also on a fully phased-in basis. This assumes approval by U.S. banking regulators of our internal analytical models, but does not include the benefit of the removal of the surcharge applicable to the Comprehensive Risk Measure (CRM). The CRM is used to determine the risk-weighted assets for correlation trading positions. Under the Basel 3 NPRs, Tier 1 common capital includes components that exhibit heightened sensitivity to changes in interest rates, such as the cumulative change in the fair value of AFS debt securities and at least 10 percent of the fair value of MSRs recognized on the Corporation’s Consolidated Balance Sheet.
Important differences between Basel 1 and Basel 3 include capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on debt and equity securities recognized in accumulated OCI, each of which will be impacted by future changes in interest rates, overall earnings performance or other Corporate actions. Our estimates under the Basel 3 Advanced Approach will be refined over time as a result of further rulemaking or clarification by U.S. banking regulators and as our understanding and interpretation of the rules evolve.
Basel 3 regulatory capital metrics are non-GAAP measures until they are fully adopted and required by U.S. banking regulators. Table 15 presents a reconciliation of our Basel 1 Tier 1 common capital and risk-weighted assets to our Basel 3 estimates at December 31, 2012, assuming fully phased-in measures according to the Basel 3 Advanced Approach.
For additional information regarding Basel 2, the Market Risk Final Rule, Basel 3 and other proposed regulatory capital changes, see Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Table 15	Basel 1 to Basel 3 (fully phased-in) Reconciliation

		December 31
(Dollars in millions)		2012
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital		$155,461
Deduction of qualifying preferred stock and trust preferred securities		(22,058)
Basel 1 Tier 1 common capital		133,403
Deduction of defined benefit pension assets		(737)
Change in deferred tax assets and threshold deductions (deferred tax asset temporary differences, MSRs and significant investments)		(3,020)
Change in all other deductions, net		(1,020)
Basel 3 (fully phased-in) Tier 1 common capital		$128,626

Risk-weighted assets – Basel 1 to Basel 3 (fully phased-in)
Basel 1 risk-weighted assets		$1,205,976
Net change in credit and other risk-weighted assets		103,085
Increase due to Market Risk Final Rule		81,811
Basel 3 (fully phased-in) risk-weighted assets		$1,390,872

Tier 1 common capital ratios
Basel 1		11.06%
Basel 3 (fully phased-in)		9.25

Bank of America 2012 73

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
Table 16 presents regulatory capital information for BANA and FIA at December 31, 2012 and 2011.

Table 16		Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

	December 31
	2012		2011
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Tier 1
Bank of America, N.A.	12.44%	$118,431	11.74%	$119,881
FIA Card Services, N.A.	17.34	22,061	17.63	24,660
Total
Bank of America, N.A.	14.76	140,434	15.17	154,885
FIA Card Services, N.A.	18.64	23,707	19.01	26,594
Tier 1 leverage
Bank of America, N.A.	8.59	118,431	8.65	119,881
FIA Card Services, N.A.	13.67	22,061	14.22	24,660
BANA’s Tier 1 capital ratio increased 70 bps to 12.44 percent and the Total capital ratio decreased 41 bps to 14.76 percent at December 31, 2012 compared to December 31, 2011. The Tier 1 leverage ratio decreased six bps to 8.59 percent at December 31, 2012 compared to December 31, 2011. The increase in the Tier 1 capital ratio was driven by earnings eligible to be included in capital of $12.3 billion and a decrease in risk-weighted assets of $69.1 billion compared to the prior year, largely offset by dividends paid to the Corporation of $14.1 billion during 2012. The decrease in the Total capital ratio was driven by a $12.0 billion decrease in qualifying subordinated debt, partially offset by the net impact of earnings eligible to be included in capital and a decrease in risk-weighted assets. The decrease in the Tier 1 leverage ratio was driven by a decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets.
FIA’s Tier 1 capital ratio decreased 29 bps to 17.34 percent and the Total capital ratio decreased 37 bps to 18.64 percent at December 31, 2012 compared to December 31, 2011. The Tier 1 leverage ratio decreased 55 bps to 13.67 percent at December 31, 2012 compared to December 31, 2011. The decrease in the Tier 1 capital and Total capital ratios was driven by returns of capital of $6.6 billion to the Corporation during 2012, partially offset by earnings eligible to be included in capital of $4.2 billion and a decrease in risk-weighted assets primarily due to a decrease in loans. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets of $12.0 billion.
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
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At December 31,

2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.3 billion and exceeded the minimum requirement of $683 million by $9.7 billion. MLPCC’s net capital of $2.1 billion exceeded the minimum requirement of $236 million by $1.8 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At December 31, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Economic Capital
Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level. Economic capital is allocated to each business unit and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities. Economic capital allocation plans are incorporated into the Corporation’s financial plan which is approved by the Board on an annual basis.
Credit Risk Capital
Economic capital for credit risk captures two types of risks: default risk, which represents the loss of principal due to outright default or the borrower’s inability to repay an obligation in full, and migration risk, which represents potential loss in market value due to credit deterioration over a one-year capital time horizon. Credit risk is assessed and modeled for all on- and off-balance sheet credit exposures within sub-categories for commercial, retail, counterparty and investment securities. The economic capital methodology captures dimensions such as concentration and country risk and originated securitizations. The economic capital methodology is based on the probability of default, loss given default (LGD), exposure at default (EAD) and maturity for each credit exposure, and the portfolio correlations across exposures. See page 79 for more information on Credit Risk Management.

74 Bank of America 2012

Market Risk Capital
Market risk reflects the potential loss in the value of financial instruments or portfolios due to movements in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads, and other economic and business factors. The Corporation’s primary market risk exposures are in its trading portfolio, equity investments, MSRs and the interest rate exposure of our core balance sheet. Economic capital is determined by utilizing the same models we use to manage these risks including, for example, VaR, simulation, stress testing and scenario analysis. See page 113 for additional information on Market Risk Management.
Operational Risk Capital
We calculate operational risk capital at the business unit level using actuarial-based models and historical loss data. We supplement the calculations with scenario analysis and risk control assessments. See Operational Risk Management on page 120 for more information.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2012 and through February 28, 2013, see Note 14 – Shareholders’ Equity to the Consolidated Financial Statements.
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
The Enterprise Risk Committee approves the Corporation’s liquidity policy and contingency funding plan, including establishing liquidity risk tolerance levels. The ALMRC monitors our liquidity position and reviews the impact of strategic decisions on our liquidity. ALMRC is responsible for managing liquidity risks and maintaining exposures within the established tolerance levels. ALMRC delegates additional oversight responsibilities to the CFORC, which reports to the ALMRC. The CFORC reviews and monitors our liquidity position, cash flow forecasts, stress testing scenarios and results, and implements our liquidity limits and guidelines. For more information, see Board Oversight of Risk on page 68. Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining excess liquidity at the parent company and selected subsidiaries, including our bank and broker/dealer subsidiaries; determining what amounts of excess liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
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
Our Global Excess Liquidity Sources were $372 billion and $378 billion at December 31, 2012 and 2011 and were maintained as presented in Table 17.

Table 17	Global Excess Liquidity Sources

	December 31		Average for Three Months Ended December 31 2012
(Dollars in billions)	2012	2011
Parent company	$103	$125	$99
Bank subsidiaries	247	222	264
Broker/dealers	22	31	25
Total global excess liquidity sources	$372	$378	$388
As shown in Table 17, parent company Global Excess Liquidity Sources totaled $103 billion and $125 billion at December 31, 2012 and 2011. The decrease in parent company liquidity was primarily due to reductions in long-term debt, partially offset by dividends and capital repayments from subsidiaries. Typically, parent company cash is deposited overnight with BANA.
Global Excess Liquidity Sources available to our bank subsidiaries totaled $247 billion and $222 billion at December 31, 2012 and 2011. These amounts are distinct from the cash deposited by the parent company. The increase in liquidity available to our bank subsidiaries was primarily due to an increase in deposits, partially offset by capital returns to the parent company and reductions in debt. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold other unencumbered investment-grade securities that we believe could also be used to generate liquidity. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified

Bank of America 2012 75

eligible assets was approximately $194 billion and $189 billion at December 31, 2012 and 2011. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined by guidelines outlined by the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.
Global Excess Liquidity Sources available to our broker/dealer subsidiaries totaled $22 billion and $31 billion at December 31, 2012 and 2011. Our broker/dealers also held other unencumbered investment-grade securities and equities that we believe could also be used to generate additional liquidity. Liquidity held in a broker/dealer subsidiary is available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.
Table 18 presents the composition of Global Excess Liquidity Sources at December 31, 2012 and 2011.

Table 18	Global Excess Liquidity Sources Composition

	December 31
(Dollars in billions)	2012	2011
Cash on deposit	$65	$79
U.S. treasuries	21	48
U.S. agency securities and mortgage-backed securities	271	228
Non-U.S. government and supranational securities	15	23
Total global excess liquidity sources	$372	$378
Time to Required Funding and Stress Modeling
We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. The Corporation has established a target for Time to Required Funding of 21 months. Our Time to Required Funding was 33 months at December 31, 2012. For purposes of calculating Time to Required Funding at December 31, 2012, we have also included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain.

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
The types of potential contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals and reduced rollover of maturing term deposits by customers; increased draws on loan commitments, liquidity facilities and letters of credit, including Variable Rate Demand Notes; additional collateral that counterparties could call if our credit ratings were downgraded further; collateral, margin and subsidiary capital requirements arising from losses; and potential liquidity required to maintain businesses and finance customer activities. Changes in certain market factors, including, but not limited to, credit rating downgrades, could negatively impact potential contractual and contingent outflows and the related financial instruments, and in some cases these impacts could be material to our financial results.
We consider all sources of funds that we could access during each stress scenario and focus particularly on matching available sources with corresponding liquidity requirements by legal entity. We also use the stress modeling results to manage our asset-liability profile and establish limits and guidelines on certain funding sources and businesses.
Basel 3 Liquidity Standards
In December 2010, the Basel Committee proposed two measures of liquidity risk which are considered part of Basel 3. The first proposed liquidity measure is the Liquidity Coverage Ratio (LCR), which is calculated as the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The Basel Committee announced in January 2013 that an initial minimum LCR requirement of 60 percent will be implemented in January 2015, and will thereafter increase in 10 percent annual increments through January 2019. The second proposed liquidity measure is the Net Stable Funding Ratio (NSFR), which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee is currently reviewing the NSFR requirement and intends for the requirement to be implemented by January 2018, following an observation period that is currently underway. We continue to monitor the development and the potential impact of these proposals and assuming adoption by U.S. banking regulators, we expect to meet the final standards within the regulatory timelines.

76 Bank of America 2012

Diversified Funding Sources
We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.
We fund a substantial portion of our lending activities through our deposits, which were $1.11 trillion and $1.03 trillion at December 31, 2012 and 2011. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.
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
We issue the majority of our long-term unsecured debt at the parent company. During 2012, the parent company issued $17.6 billion of long-term unsecured debt, including structured liabilities of $9.2 billion. We may also issue long-term unsecured debt through BANA in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile, although there were no new issuances through BANA during 2012. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.
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

Table 19 presents our long-term debt by major currency at December 31, 2012 and 2011.

Table 19	Long-term Debt by Major Currency

	December 31
(Dollars in millions)	2012	2011
U.S. Dollar	$180,329	$255,262
Euro	58,985	68,799
Japanese Yen	12,749	19,568
British Pound	11,126	12,554
Canadian Dollar	3,560	4,621
Australian Dollar	2,760	4,900
Swiss Franc	1,917	2,268
Other	4,159	4,293
Total long-term debt	$275,585	$372,265
Total long-term debt decreased $96.7 billion, or 26 percent, in 2012, primarily driven by maturities and liability management actions. This reflects our ongoing initiative to reduce our debt balances over time and we anticipate that debt levels will continue to decline from maturities through 2013. We may, from time to time, purchase outstanding debt securities in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our broker/dealer subsidiaries may make markets in our debt instruments to provide liquidity for investors. For additional information on long-term debt funding, see Note 12 – Long-term Debt to the Consolidated Financial Statements.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 117.
We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $51.7 billion and $50.9 billion at December 31, 2012 and 2011.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

Bank of America 2012 77

Prior to 2010, we participated in the FDIC’s Temporary Liquidity Guarantee Program (TLGP), which allowed us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. At December 31, 2012, there were no outstanding borrowings under the TLGP and we no longer issue debt under this program. At December 31, 2011, we had $23.9 billion outstanding and all of the debt issued under the TLGP matured by June 30, 2012.
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
Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time and they provide no assurances that they will maintain our ratings at current levels.
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
On December 20, 2012, Standard & Poor’s Ratings Services (S&P) published a full credit analysis report on the Corporation, leaving the credit ratings for the company and its subsidiaries unchanged as of that date. On October 10, 2012, Fitch Ratings (Fitch) announced the results of its periodic review of its ratings for 12 large, complex securities trading and universal banks, including the Corporation. As part of this action, Fitch affirmed the

Corporation’s credit ratings. On June 21, 2012, Moody’s Investors Service Inc. (Moody’s) completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including our ratings. The Corporation’s long-term debt rating and BANA’s long-term and short-term debt ratings were downgraded one notch as part of this action. The Moody’s downgrade has not had a material impact on our financial condition, results of operations or liquidity. Each of the three major rating agencies, Moody’s, S&P and Fitch, downgraded the ratings for the Corporation and its rated subsidiaries in late 2011.
Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (negative) by Moody’s, A-/A-2 (negative) by S&P, and A/F1 (stable) by Fitch. BANA’s long-term/short-term senior debt ratings and outlooks are as follows: A3/P-2 (stable) by Moody’s, A/A-1 (negative) by S&P, and A/F1 (stable) by Fitch. The credit ratings of Merrill Lynch from the three major credit rating agencies are the same as those of the Corporation. The major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are the Corporation’s credit ratings. MLPF&S’s long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International’s long-term/short-term senior debt rating is A/A-1 (negative) by S&P.
The major rating agencies have each indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments.
A further reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of further downgrades of our or our rated subsidiaries’ credit ratings, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our parent company, bank or broker/dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing and the effect on our incremental cost of funds could be material.
At December 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $3.3 billion comprised of $2.9 billion for BANA and $418 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $4.4 billion in additional incremental collateral comprised of $455 million for BANA and $4.0 billion for Merrill Lynch and certain of its subsidiaries would have been required.

78 Bank of America 2012

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was $3.8 billion, against which $3.0 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was an incremental $1.7 billion, against which $1.1 billion of collateral has been posted.
While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For additional information on potential impacts of credit rating downgrades, see Time to Required Funding and Stress Modeling on page 76.
For information regarding the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Item 1A. Risk Factors.
On June 8, 2012, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. On July 10, 2012, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. Moody’s also rates the U.S. government AAA with a negative outlook. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.
Credit Risk Management
Credit quality improved during 2012 due in part to improving economic conditions. Our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across most portfolios and risk ratings improved in the commercial portfolios. For more information, see Executive Summary – 2012 Economic and Business Environment on page 26.
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivative and credit extension commitments, see Note 3 – Derivatives and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
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
In January 2013, in connection with the FNMA Settlement, we repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which we have valued at less than the purchase price. The majority of these repurchased loans will be included in our PCI portfolio. For additional information on the FNMA Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
During 2012, new regulatory guidance issued regarding the treatment of loans discharged in Chapter 7 bankruptcy and regulatory interagency guidance issued on junior-lien consumer real estate loans adversely impacted the consumer portfolio’s nonperforming loan and net charge-off statistics. In addition, the National Mortgage Settlement adversely impacted net charge-offs but resulted in a corresponding reduction in nonperforming loans. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.
Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. For additional information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 105 and Item 1A. Risk Factors.
For information on our Credit Risk Management activities, see Consumer Portfolio Credit Risk Management on page 80, Commercial Portfolio Credit Risk Management on page 95, Non-U.S. Portfolio on page 105, Provision for Credit Losses and Allowance for Credit Losses both on page 109, Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Bank of America 2012 79

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
Since January 2008, and through 2012, Bank of America and Countrywide have completed approximately 1.2 million loan modifications with customers. During 2012, we completed more than 156,000 customer loan modifications with a total unpaid principal balance of approximately $34 billion, including approximately 41,400 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in 2012, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and/or capitalization of past due amounts which represented 54 percent of the volume of modifications completed in 2012, while principal forbearance represented 18 percent, principal reductions and forgiveness represented 17 percent and capitalization of past due amounts represented seven percent. For modified loans on our balance sheet, these modification types are generally considered TDRs. For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 93 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Consumer Credit Portfolio
Improvement in the U.S. economy, labor markets and home prices during 2012 resulted in lower credit losses across all major consumer portfolios. Although home prices have shown signs of improvement, the declines over the past several years continued to adversely impact the home loans portfolio.
Improved credit quality across the consumer portfolio and the impact of the National Mortgage Settlement, as discussed in the following section, drove an $8.6 billion decrease in the consumer allowance for loan and lease losses to $21.1 billion at December 31, 2012. For more information, see Allowance for Credit Losses on page 109.
As a result of the National Mortgage Settlement in 2012, which among other things provided for borrower assistance, we recorded charge-offs of $435 million related to fully forgiven non-PCI loans in the home equity portfolio, which resulted in reductions of the same amount in nonperforming loans. Associated with the National Mortgage Settlement in 2012, we also fully forgave home equity loans in the Countrywide PCI portfolio with a carrying value before reserves of $2.5 billion and an unpaid principal balance of $2.9 billion which resulted in a decrease in the corresponding allowance for loan and lease losses. These items had no impact on the provision for credit losses as these loans were fully reserved. For more information on the National Mortgage Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61.
In 2012, new regulatory guidance was issued addressing consumer real estate loans that have been discharged in Chapter 7 bankruptcy. In accordance with this new guidance, we now classify consumer real estate and other secured consumer loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. We continue to have a lien on the underlying collateral. Previously, such loans were classified as TDRs only if there had been a change in contractual payment terms that represented a concession to the borrower. The net impact upon implementation to the consumer real estate and other secured consumer portfolios of adopting this new regulatory guidance was a $551 million increase in net charge-offs as these loans were written-down to collateral value, and the full-year impact was a $596 million increase in net charge-offs in 2012. This also resulted in an increase of $3.6 billion in TDRs and $1.2 billion in net new nonperforming loans upon implementation, of which $1.1 billion of such loans were included in nonperforming loans at December 31, 2012. Of the $1.1 billion, $1.0 billion, or 92 percent, were current on their contractual payments. Of these contractually current nonperforming loans, more than 70 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 40 percent were discharged 24 months or more ago. As subsequent cash payments are received, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is generally recorded as a reduction in the carrying value of the loan. For more information on the impacts to consumer loans as a result of this new regulatory guidance, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
In 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, we now classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, we reclassified $1.9 billion of performing home equity loans to nonperforming upon implementation, and $1.5 billion of such loans were included in nonperforming loans at December 31, 2012. The regulatory interagency guidance had no impact on our allowance for loan and lease losses or provision for credit losses as the delinquency status of the underlying first-lien was already considered in our reserving process. For more information, see Consumer Portfolio Credit Risk Management – Home Equity on page 87 and Table 21.
For further information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

80 Bank of America 2012

Table 20 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were recorded at fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 20, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. For additional information, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio on page 90 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio, but continue to be classified as PCI loans as shown in Table 20.

Table 20	Consumer Loans

		December 31
		Outstandings		Countrywide Purchased Credit-impaired Loan Portfolio
(Dollars in millions)		2012	2011	2012	2011
Residential mortgage (1)		$243,181	$262,290	$8,737	$9,966
Home equity		107,996	124,699	8,547	11,978
Discontinued real estate (2)		9,892	11,095	8,834	9,857
U.S. credit card		94,835	102,291	n/a	n/a
Non-U.S. credit card		11,697	14,418	n/a	n/a
Direct/Indirect consumer (3)		83,205	89,713	n/a	n/a
Other consumer (4)		1,628	2,688	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option		552,434	607,194	26,118	31,801
Loans accounted for under the fair value option (5)		1,005	2,190	n/a	n/a
Total consumer loans		$553,439	$609,384	$26,118	$31,801

(1)	Outstandings include non-U.S. residential mortgage loans of $93 million and $85 million at December 31, 2012 and 2011.

(2)	Outstandings include $8.8 billion and $9.9 billion of pay option loans and $1.1 billion and $1.2 billion of subprime loans at December 31, 2012 and 2011. We no longer originate these products.

(3)
Outstandings include dealer financial services loans of $35.9 billion and $43.0 billion, consumer lending loans of $4.7 billion and $8.0 billion, U.S. securities-based lending margin loans of $28.3 billion and $23.6 billion, student loans of $4.8 billion and $6.0 billion, non-U.S. consumer loans of $8.3 billion and $7.6 billion and other consumer loans of $1.2 billion and $1.5 billion at December 31, 2012 and 2011.

(4)
Outstandings include consumer finance loans of $1.4 billion and $1.7 billion, other non-U.S. consumer loans of $5 million and $929 million and consumer overdrafts of $177 million and $103 million at December 31, 2012 and 2011.

(5)
Consumer loans accounted for under the fair value option include residential mortgage loans of $147 million and $906 million and discontinued real estate loans of $858 million and $1.3 billion at December 31, 2012 and 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 93 and Note 22 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

Bank of America 2012 81

Table 21 presents the impact of the National Mortgage Settlement, the impact of the new regulatory guidance on loans discharged in Chapter 7 bankruptcy and the impact of regulatory interagency guidance on nonaccrual status for junior-lien consumer real estate loans for the Core and Legacy Assets & Servicing portfolios within the home loans portfolio and other secured consumer portfolio within direct/indirect consumer. These impacts are included in the following consumer credit discussions.

Table 21	Impact of the National Mortgage Settlement and Regulatory Agency Guidance

	National Mortgage Settlement		New Regulatory Guidance on Treatment of Bankruptcies		Regulatory Interagency Guidance (1)
	Nonperforming	Net Charge-offs (2)	Nonperforming	Net Charge-offs (3)	Nonperforming
(Dollars in millions)	December 31 2012	2012	December 31 2012	2012	December 31 2012
Core portfolio
Residential mortgage	$—	$—	$190	$11	$—
Home equity	(91)	91	170	66	457
Total Core portfolio	(91)	91	360	77	457
Legacy Assets & Servicing portfolio
Residential mortgage	—	—	382	64	—
Home equity	(344)	344	308	408	1,000
Discontinued real estate	—	—	14	—	—
Total Legacy Assets & Servicing portfolio	(344)	344	704	472	1,000
Home loans portfolio
Residential mortgage	—	—	572	75	—
Home equity	(435)	435	478	474	1,457
Discontinued real estate	—	—	14	—	—
Total home loans portfolio	(435)	435	1,064	549	1,457
Direct/Indirect consumer portfolio	n/a	n/a	58	47	n/a
Total consumer portfolio	$(435)	$435	$1,122	$596	$1,457

(1)	In 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans.

(2)
Net charge-offs exclude $2.5 billion of write-offs in the Countrywide home equity PCI loan portfolio in connection with the National Mortgage Settlement in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(3)
Net charge-offs include $551 million of current or less than 60 days past due loans charged off as a result of the completion of implementation of new regulatory guidance on loans discharged in Chapter 7 bankruptcy and $45 million of loans charged off subsequent to the implementation.

n/a = not applicable

82 Bank of America 2012

Table 22 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (excluding those loans discharged in Chapter 7 bankruptcy) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term stand-by agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily related to our purchases of delinquent FHA loans pursuant to our servicing agreements. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due. For additional information on FHA loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61.

Table 22	Consumer Credit Quality

		December 31
		Accruing Past Due 90 Days or More		Nonperforming
(Dollars in millions)		2012	2011	2012 (1)	2011
Residential mortgage (2)		$22,157	$21,164	$14,808	$15,970
Home equity		—	—	4,281	2,453
Discontinued real estate		—	—	248	290
U.S. credit card		1,437	2,070	n/a	n/a
Non-U.S. credit card		212	342	n/a	n/a
Direct/Indirect consumer		545	746	92	40
Other consumer		2	2	2	15
Total (3)		$24,353	$24,324	$19,431	$18,768
Consumer loans as a percentage of outstanding consumer loans (3)		4.41%	4.01%	3.52%	3.09%
Consumer loans as a percentage of outstanding loans excluding Countrywide PCI and fully-insured loan portfolios (3)		0.50	0.66	4.46	3.90

(1)
Nonperforming loans include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(2)
Balances accruing past due 90 days or more are fully-insured loans. These balances include $17.8 billion and $17.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured and $4.4 billion and $4.2 billion of loans on which interest was still accruing at December 31, 2012 and 2011.

(3)
Balances exclude consumer loans accounted for under the fair value option. At December 31, 2012 and 2011, $391 million and $713 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable
Table 23 presents net charge-offs and related ratios for consumer loans and leases.

Table 23	Consumer Net Charge-offs and Related Ratios (1)

		Net Charge-offs (2)		Net Charge-off Ratios (2, 3)
(Dollars in millions)		2012	2011	2012	2011
Residential mortgage		$3,053	$3,832	1.21%	1.45%
Home equity		4,237	4,473	3.62	3.42
Discontinued real estate		63	92	0.61	0.75
U.S. credit card		4,632	7,276	4.88	6.90
Non-U.S. credit card		581	1,169	4.29	4.86
Direct/Indirect consumer		763	1,476	0.90	1.64
Other consumer		232	202	9.85	7.32
Total		$13,561	$18,520	2.36	2.94

(1)
Net charge-offs and related ratios for 2012 include the impacts of the National Mortgage Settlement and new regulatory guidance on loans discharged in Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(2)
Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Net charge-off ratios, excluding the Countrywide PCI and fully-insured loan portfolios, were 2.02 percent and 2.27 percent for residential mortgage, 3.98 percent and 3.77 percent for home equity, 6.10 percent and 7.14 percent for discontinued real estate and 2.99 percent and 3.62 percent for the total consumer portfolio for 2012 and 2011. These are the only product classifications impacted by the Countrywide PCI and fully-insured loan portfolios for 2012 and 2011.

Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. The net charge-off ratio including the PCI write-offs for home equity was 6.02 percent in 2012. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

Bank of America 2012 83

Table 24 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing, see page 41.

Table 24	Home Loans Portfolio

	December 31
	Outstandings		Nonperforming		Net Charge-offs (1)
(Dollars in millions)	2012	2011	2012 (2)	2011	2012 (2)	2011
Core portfolio
Residential mortgage	$170,116	$178,337	$3,190	$2,414	$544	$348
Home equity	60,851	67,055	1,265	439	811	501
Total Core portfolio	230,967	245,392	4,455	2,853	1,355	849
Legacy Assets & Servicing portfolio
Residential mortgage (3)	73,065	83,953	11,618	13,556	2,509	3,484
Home equity	47,145	57,644	3,016	2,014	3,426	3,972
Discontinued real estate (3)	9,892	11,095	248	290	63	92
Total Legacy Assets & Servicing portfolio	130,102	152,692	14,882	15,860	5,998	7,548
Home loans portfolio
Residential mortgage	243,181	262,290	14,808	15,970	3,053	3,832
Home equity	107,996	124,699	4,281	2,453	4,237	4,473
Discontinued real estate	9,892	11,095	248	290	63	92
Total home loans portfolio	$361,069	$398,084	$19,337	$18,713	$7,353	$8,397

			December 31
			Allowance for loan and lease losses (4)		Provision for loan and lease losses
			2012	2011	2012	2011
Core portfolio
Residential mortgage			$829	$850	$523	$450
Home equity			1,269	2,054	256	386
Total Core portfolio			2,098	2,904	779	836
Legacy Assets & Servicing portfolio
Residential mortgage			4,175	4,865	1,842	4,003
Home equity			6,576	11,040	1,492	4,296
Discontinued real estate			2,084	2,270	(40)	1,165
Total Legacy Assets & Servicing portfolio			12,835	18,175	3,294	9,464
Home loans portfolio
Residential mortgage			5,004	5,715	2,365	4,453
Home equity			7,845	13,094	1,748	4,682
Discontinued real estate			2,084	2,270	(40)	1,165
Total home loans portfolio			$14,933	$21,079	$4,073	$10,300

(1)	Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012 which is included in the Legacy Assets & Servicing portfolio.

(2)
Nonperforming loans and net charge-offs include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(3)
Balances exclude consumer loans accounted for under the fair value option of $147 million and $906 million of residential mortgage loans and $858 million and $1.3 billion of discontinued real estate loans at December 31, 2012 and 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 93 and Note 22 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(4)
The $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012 decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolios on page 90.
Residential Mortgage
The residential mortgage portfolio, which for purposes of the consumer credit portfolio discussion and related tables excludes the discontinued real estate portfolio acquired from Countrywide, makes up the largest percentage of our consumer loan portfolio at 44 percent of consumer loans at December 31, 2012. Approximately 17 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio, excluding $147 million of loans accounted for under the fair value option, decreased $19.1 billion in 2012 as paydowns, charge-offs

84 Bank of America 2012

and transfers to foreclosed properties more than offset new origination volume retained on our balance sheet.
At December 31, 2012 and 2011, the residential mortgage portfolio included $90.9 billion and $93.9 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At December 31, 2012 and 2011, $66.6 billion and $69.5 billion had FHA insurance and $24.3 billion and $24.4 billion were protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses with respect to these loans.
At December 31, 2012 and 2011, $25.5 billion and $24.0 billion of the FHA-insured loan population were delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA.
In addition to the long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. At December 31, 2012 and 2011, the synthetic securitization vehicles referenced principal balances of $17.6 billion and $23.9 billion of residential mortgage loans and provided loss protection up to $500 million and $783 million. At December 31, 2012 and 2011, the Corporation had a receivable of $305 million and $359 million from these vehicles for reimbursement of losses. The

Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the Countrywide PCI and fully-insured loan portfolios, for 2012 would have been reduced by nine bps, and 13 bps for 2011.
Synthetic securitizations and the long-term stand-by agreements with FNMA and FHLMC together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At December 31, 2012 and 2011, these programs had the cumulative effect of reducing our risk-weighted assets by $7.2 billion and $7.9 billion, increasing our Tier 1 capital ratio by eight bps for both periods, and our Tier 1 common capital ratio by seven bps and six bps.
Table 25 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the Countrywide PCI loan portfolio, fully-insured loan portfolio and loans accounted for under the fair value option. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the Countrywide PCI loan portfolio, see page 90.

Table 25	Residential Mortgage – Key Credit Statistics

	December 31
	Reported Basis (1)		Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	2012	2011	2012	2011
Outstandings	$243,181	$262,290	$143,590	$158,470
Accruing past due 30 days or more	28,780	28,688	3,082	3,950
Accruing past due 90 days or more	22,157	21,164	n/a	n/a
Nonperforming loans (2)	14,808	15,970	14,808	15,970
Percent of portfolio
Refreshed LTV greater than 90 but less than 100	16%	15%	10%	11%
Refreshed LTV greater than 100	28	33	20	26
Refreshed FICO below 620	22	21	14	15
2006 and 2007 vintages (3)	24	27	34	37
Net charge-off ratio (2, 4)	1.21	1.45	2.02	2.27

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $147 million and $906 million of residential mortgage loans accounted for under the fair value option at December 31, 2012 and 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 93 and Note 22 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
Nonperforming loans at December 31, 2012 and net charge-off ratios for 2012 include the impact of new regulatory guidance on loans discharged in Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(3)
These vintages of loans account for 60 percent and 63 percent of nonperforming residential mortgage loans at December 31, 2012 and 2011, and 72 percent and 73 percent of residential mortgage net charge-offs in 2012 and 2011.

(4)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
n/a = not applicable
Nonperforming residential mortgage loans decreased $1.2 billion in 2012 as paydowns, charge-offs and returns to performing status, outpaced new inflows. In addition, nonperforming residential mortgage loan balances at December 31, 2012 included $572 million due to new regulatory guidance related to loans less than 60 days past due that were discharged in Chapter 7 bankruptcy. At December 31, 2012, borrowers were current on contractual payments with respect to $3.5 billion, or 24 percent of nonperforming residential mortgage loans, and $8.7 billion, or

59 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Accruing loans past due 30 days or more decreased $868 million in 2012.
Net charge-offs decreased $779 million to $3.1 billion in 2012, or 2.02 percent of total average residential mortgage loans, compared to $3.8 billion, or 2.27 percent, for 2011. This decrease in net charge-offs for 2012 was primarily driven by decreased write-

Bank of America 2012 85

downs on loans greater than 180 days past due which were written down to the estimated fair value of the collateral less estimated costs to sell, and favorable delinquency trends. In addition, 2012 included $75 million in net charge-offs related to loans discharged in Chapter 7 bankruptcy that were written down to the underlying collateral value as a result of new regulatory guidance. For more information on the new regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Consumer Portfolio Credit Risk Management on page 80 and Table 21. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.
Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised four percent and six percent of the residential mortgage portfolio at December 31, 2012 and 2011, and accounted for 20 percent of the residential mortgage net charge-offs in 2012, and 23 percent in 2011.
Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 10 percent and 11 percent of the residential mortgage portfolio at December 31, 2012 and 2011. Loans with a refreshed LTV greater than 100 percent represented 20 percent and 26 percent of the residential mortgage loan portfolio at December 31, 2012 and 2011. Of the loans with a refreshed LTV greater than 100 percent, 92 percent were performing at both December 31, 2012 and 2011. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 14 percent and 15 percent of the residential mortgage portfolio at December 31, 2012 and 2011.
Of the $143.6 billion and $158.5 billion in total residential mortgage loans outstanding at December 31, 2012 and 2011, as shown in Table 26, 41 percent and 40 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $13.7 billion, or 23 percent, at December 31, 2012. Residential mortgage loans that have entered the amortization period have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. As of December 31, 2012, $368 million, or three percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $3.1 billion, or two percent of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at December 31, 2012, $2.1 billion, or 16 percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming compared to $14.8 billion, or 10 percent of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.
Table 26 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent of outstandings at both December 31, 2012 and 2011. Loans within this MSA comprised only eight percent and seven percent of net charge-offs for 2012 and 2011.

Table 26	Residential Mortgage State Concentrations

	December 31
	Outstandings (1)		Nonperforming (1)		Net Charge-offs
(Dollars in millions)	2012	2011	2012 (2)	2011	2012 (2)	2011
California	$48,281	$54,203	$4,510	$5,606	$1,117	$1,326
New York (3)	11,240	11,539	956	838	79	106
Florida (3)	10,994	12,338	1,729	1,900	372	595
Texas	6,885	7,525	488	425	51	55
Virginia	5,067	5,709	404	399	50	64
Other U.S./Non-U.S.	61,123	67,156	6,721	6,802	1,384	1,686
Residential mortgage loans (4)	$143,590	$158,470	$14,808	$15,970	$3,053	$3,832
Fully-insured loan portfolio	90,854	93,854
Countrywide purchased credit-impaired residential mortgage loan portfolio	8,737	9,966
Total residential mortgage loan portfolio	$243,181	$262,290

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $147 million and $906 million of residential mortgage loans accounted for under the fair value option at December 31, 2012 and 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 93 and Note 22 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
Nonperforming loans and net charge-offs include the impact of new regulatory guidance on loans discharged in Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the Countrywide PCI residential mortgage and fully-insured loan portfolios.
The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At December 31, 2012 and 2011, our CRA portfolio was

$11.3 billion and $12.5 billion, or eight percent of the residential mortgage loan balances for both periods. The CRA portfolio included $2.5 billion of nonperforming loans at both December 31, 2012 and 2011 representing 17 percent and 15 percent of

86 Bank of America 2012

total nonperforming residential mortgage loans. Net charge-offs related to the CRA portfolio were $643 million and $732 million for 2012 and 2011, or 21 percent and 19 percent of total net charge-offs for the residential mortgage portfolio.
For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Home Equity
The home equity portfolio makes up 20 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages. As of December 31, 2012, our HELOC portfolio had an outstanding balance of $91.3 billion, or 85 percent of the total home equity portfolio. HELOCs generally have an initial draw period of 10 years with approximately nine percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.
As of December 31, 2012, our home equity loan portfolio had an outstanding balance of $15.3 billion, or 14 percent of the total home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and 51 percent of these loans have 25 to 30-year terms.
As of December 31, 2012, our reverse mortgage portfolio had an outstanding balance of $1.4 billion, or one percent of the total home equity portfolio. In 2011, we exited the reverse mortgage origination business.

At December 31, 2012, 88 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $16.7 billion in 2012 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. In addition, in 2012, $2.9 billion of loans, including $2.5 billion of Countrywide PCI loans in the home equity portfolio, were forgiven in connection with the National Mortgage Settlement. Of the total home equity portfolio at December 31, 2012 and 2011, $21.1 billion, or 20 percent, and $24.5 billion, or 20 percent, were in first-lien positions (21 percent and 22 percent excluding the Countrywide PCI home equity portfolio at December 31, 2012 and 2011). As of December 31, 2012, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $29.8 billion, or 30 percent of our total home equity portfolio excluding the Countrywide PCI loan portfolio.
Unused HELOCs totaled $60.9 billion at December 31, 2012 compared to $67.5 billion at December 31, 2011. This decrease was primarily due to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 60 percent at December 31, 2012 compared to 61 percent at December 31, 2011.
Table 27 presents certain home equity portfolio key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.

Table 27	Home Equity – Key Credit Statistics

	December 31
	Reported Basis		Excluding Countrywide Purchased Credit-impaired Loans
(Dollars in millions)	2012	2011	2012	2011
Outstandings	$107,996	$124,699	$99,449	$112,721
Accruing past due 30 days or more (1)	1,098	1,658	1,098	1,658
Nonperforming loans (1, 2)	4,281	2,453	4,281	2,453
Percent of portfolio
Refreshed combined LTV greater than 90 but less than 100	10%	10%	10%	11%
Refreshed combined LTV greater than 100	31	36	29	32
Refreshed FICO below 620 (3)	9	11	8	9
2006 and 2007 vintages (4)	48	50	46	46
Net charge-off ratio (2, 5)	3.62	3.42	3.98	3.77

(1)
Accruing past due 30 days or more includes $321 million and $609 million and nonperforming loans includes $824 million and $703 million of loans where we serviced the underlying first-lien at December 31, 2012 and 2011.

(2)
Nonperforming loans at December 31, 2012 and net charge-off ratios for 2012 include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(3)
Beginning in 2012, home equity FICO metrics reflected an updated scoring model that is more representative of the credit risk of our borrowers. Prior period amounts were adjusted to reflect these updates.

(4)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 51 percent and 54 percent of nonperforming home equity loans at December 31, 2012 and 2011, and accounted for 60 percent and 65 percent of net charge-offs in 2012 and 2011.

(5)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans.
The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.
Nonperforming outstanding balances in the home equity portfolio increased $1.8 billion in 2012 due to the reclassification to nonperforming of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due which resulted in a $1.5 billion increase as of December 31, 2012, and the reclassification to nonperforming of loans less than 60 days past due that were discharged in Chapter 7 bankruptcy which resulted in an increase of $478 million at December 31, 2012, in both cases pursuant to new regulatory guidance.

Bank of America 2012 87

These additions to nonperforming loans were partially offset by the $435 million of loans forgiven related to the National Mortgage Settlement. Excluding the impact of these items, nonperforming loans increased compared to December 31, 2011 as inflows outpaced outflows in 2012. At December 31, 2012, on $2.0 billion, or 46 percent of nonperforming home equity loans, the borrowers were current on contractual payments and $1.2 billion, or 28 percent of nonperforming home equity loans, were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Outstanding balances accruing past due 30 days or more decreased $560 million during 2012 driven in part by the reclassification of junior-lien home equity loans to nonperforming in accordance with regulatory interagency guidance. For more information on the changes as a result of regulatory guidance and the National Mortgage Settlement, see Consumer Portfolio Credit Risk Management on page 80.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio in which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. At December 31, 2012, we estimate that $2.6 billion of current and $559 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $958 million of these combined amounts, with the remaining $2.2 billion serviced by third parties. Of the $3.2 billion current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $1.5 billion had first-lien loans that were 90 days or more past due.
Net charge-offs decreased $236 million to $4.2 billion, or 3.98 percent of the total average home equity portfolio, for 2012 compared to $4.5 billion, or 3.77 percent, for 2011 primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy partially offset by $435 million in net charge-offs associated with the National Mortgage Settlement and $474 million in net charge-offs related to loans discharged in Chapter 7 bankruptcy that were written down to the underlying collateral value due to new regulatory guidance. Net charge-off ratios were further impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.
There are certain characteristics of the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007, and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised eight percent and 10 percent of the total home equity portfolio at December 31, 2012 and 2011, and accounted for 24 percent of the home equity net charge-offs in 2012 compared to 28 percent in 2011.
Outstanding balances in the home equity portfolio with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 10 percent and 11 percent of the home equity portfolio at December 31, 2012 and 2011. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 29 percent and 32 percent of the home equity portfolio at December 31, 2012 and 2011. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current at December 31, 2012 and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at December 31, 2012. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented eight percent and nine percent of the home equity portfolio at December 31, 2012 and 2011.
Of the $99.4 billion and $112.7 billion in total home equity portfolio outstandings at December 31, 2012 and 2011, 79 percent and 78 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $2.1 billion, or two percent of total HELOCs, at December 31, 2012. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. As of December 31, 2012, $72 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $972 million, or one percent of outstanding accruing past due 30 days or more for the entire HELOC portfolio. In addition, at December 31, 2012, $131 million, or six percent of outstanding HELOCs that had entered the amortization period were nonperforming compared to $3.7 billion, or four percent of outstandings that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During 2012, approximately 50 percent of these customers did not pay any principal on their HELOCs.
Table 28 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both December 31, 2012 and 2011. This MSA comprised eight percent and seven percent of net charge-offs in

88 Bank of America 2012

2012 and 2011. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both December 31, 2012 and 2011. This MSA comprised 11 percent and 12 percent of net charge-offs in 2012 and 2011.

For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 28	Home Equity State Concentrations

	December 31
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	2012	2011	2012 (1)	2011	2012 (1, 2)	2011
California	$28,728	$32,398	$1,127	$627	$1,333	$1,481
Florida (3)	11,898	13,450	706	411	602	853
New Jersey (3)	6,788	7,483	312	175	210	164
New York (3)	6,734	7,423	419	242	222	196
Massachusetts	4,381	4,919	140	67	91	71
Other U.S./Non-U.S.	40,920	47,048	1,577	931	1,779	1,708
Home equity loans (4)	$99,449	$112,721	$4,281	$2,453	$4,237	$4,473
Countrywide purchased credit-impaired home equity portfolio	8,547	11,978
Total home equity loan portfolio	$107,996	$124,699

(1)
Nonperforming loans and net charge-offs include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(2)
Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the Countrywide PCI home equity loan portfolio.
Discontinued Real Estate
The discontinued real estate portfolio, excluding $858 million of loans accounted for under the fair value option, totaled $9.9 billion at December 31, 2012 and consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At December 31, 2012, the Countrywide PCI loan portfolio was $8.8 billion, or 89 percent of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio on page 90 for more information on the discontinued real estate portfolio. At December 31, 2012, the purchased discontinued real estate portfolio that was not credit-impaired was $1.1 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 32 percent of the portfolio and those with refreshed FICO scores below 620 represented 41 percent of the portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at December 31, 2012.
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
At December 31, 2012, the unpaid principal balance of pay option loans was $9.4 billion, with a carrying amount of $8.8 billion, including $8.1 billion of loans that were credit-impaired upon acquisition, and accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $6.4 billion including $464 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, 17 percent and 22 percent at December 31, 2012 and 2011 elected to make only the minimum payment on option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation including prepayment and default rates. Of the loans in the pay option portfolio at December 31, 2012 that have not already experienced a payment reset, one percent are expected to reset in 2013 and approximately 23 percent thereafter. In addition, seven percent are expected to prepay and 69 percent are expected to default prior to being reset, most of which were severely delinquent as of December 31, 2012.

Bank of America 2012 89

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
PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is considered as if it were one loan for purposes of applying the accounting guidance for PCI loans. An individual loan is removed from a PCI loan pool if it is sold, foreclosed, forgiven or the expectation of any future proceeds is remote. When a loan is removed from a PCI loan pool and the foreclosure or recovery value of the loan is less than the loan’s carrying value, the difference is first applied against the PCI pool’s nonaccretable difference. If the nonaccretable difference has been fully utilized, only then is the PCI pool’s basis applicable to that loan written-off against its valuation reserve; however, the integrity of the pool is maintained and it continues to be accounted for as if it were one loan.
Table 29 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio.

Table 29	Countrywide Purchased Credit-impaired Loan Portfolio

	December 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$8,898	$8,737	$1,061	$7,676	86.27%
Home equity	8,324	8,547	2,428	6,119	73.51
Discontinued real estate	9,281	8,834	2,047	6,787	73.13
Total Countrywide purchased credit-impaired loan portfolio	$26,503	$26,118	$5,536	$20,582	77.66

	December 31, 2011
Residential mortgage	$10,426	$9,966	$1,111	$8,855	84.93%
Home equity	12,516	11,978	5,129	6,849	54.72
Discontinued real estate	11,891	9,857	2,219	7,638	64.23
Total Countrywide purchased credit-impaired loan portfolio	$34,833	$31,801	$8,459	$23,342	67.01
The total Countrywide PCI unpaid principal balance decreased $8.3 billion, or 24 percent, in 2012 to $26.5 billion at December 31, 2012 primarily driven by liquidations, paydowns and payoffs. In addition, the decline includes loans with an unpaid principal balance of $2.9 billion within the home equity portfolio that were forgiven in connection with the National Mortgage Settlement of which 92 percent were 180 days or more past due. For more information on the National Mortgage Settlement, see Consumer Portfolio Credit Risk Management on page 80.
Of the unpaid principal balance of $26.5 billion at December 31, 2012, $7.3 billion was 180 days or more past due, including $6.5 billion of first-lien and $795 million of home equity loans. Of the $19.2 billion that was less than 180 days past due, $17.1 billion, or 89 percent of the total unpaid principal balance, was current based on the contractual terms while $1.3 billion, or seven percent, was in early stage delinquency. The home equity 180 days or more past due balances declined $2.9 billion, or 79 percent, during 2012, due primarily to the loans forgiven as discussed above.
During 2012, we recorded a provision benefit of $103 million for the Countrywide PCI loan portfolio including a benefit of $88 million for discontinued real estate, a benefit of $27 million for residential mortgage loans and a provision expense of $12 million for home equity. This compared to a total provision of $2.1 billion in 2011. The decline in provision in 2012 was primarily driven by an improvement in our home price outlook.

The Countrywide PCI allowance declined $2.9 billion during 2012 driven by a $2.7 billion reduction in the Countrywide PCI home equity allowance primarily as a result of liquidations including the forgiveness of $2.5 billion of fully reserved home equity loans in connection with the National Mortgage Settlement. For further information on the Countrywide PCI loan portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
In January 2013, in connection with the FNMA Settlement, we repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which we have valued at less than the purchase price. The majority of these loans were classified as PCI loans when they were recorded in January 2013. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54.
Additional information on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios is provided in the following sections.
Purchased Credit-impaired Residential Mortgage Loan Portfolio
The Countrywide PCI residential mortgage loan portfolio comprised 33 percent of the total Countrywide PCI loan portfolio at December 31, 2012. Those loans to borrowers with a refreshed FICO score below 620 represented 37 percent of the Countrywide

90 Bank of America 2012

PCI residential mortgage loan portfolio at December 31, 2012. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 60 percent of the Countrywide PCI residential mortgage loan portfolio and 80 percent based on the unpaid principal balance at December 31, 2012. Those loans that were originally classified as Countrywide PCI discontinued real estate loans upon acquisition and have been subsequently modified are now included in the Countrywide PCI residential mortgage outstandings. Table 30 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 30	Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations

	December 31
(Dollars in millions)	2012	2011
California	$4,762	$5,509
Florida (1)	693	779
Virginia	479	535
Maryland	239	262
Texas	107	130
Other U.S./Non-U.S.	2,457	2,751
Total	$8,737	$9,966

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).
Purchased Credit-impaired Home Equity Loan Portfolio
The Countrywide PCI home equity portfolio comprised 33 percent of the total Countrywide PCI loan portfolio at December 31, 2012. Those loans with a refreshed FICO score below 620 represented 23 percent of the Countrywide PCI home equity portfolio at December 31, 2012. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 76 percent of the Countrywide PCI home equity portfolio and 77 percent based on the unpaid principal balance at December 31, 2012. Table 31 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 31	Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations

	December 31
(Dollars in millions)	2012	2011
California	$2,614	$4,051
Florida (1)	509	840
Virginia	380	467
Arizona	294	422
Colorado	260	335
Other U.S./Non-U.S.	4,490	5,863
Total	$8,547	$11,978

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).
Purchased Credit-impaired Discontinued Real Estate Loan Portfolio
The Countrywide PCI discontinued real estate loan portfolio comprised 34 percent of the total Countrywide PCI loan portfolio at December 31, 2012. Those loans to borrowers with a refreshed

FICO score below 620 represented 62 percent of the Countrywide PCI discontinued real estate loan portfolio at December 31, 2012. Loans with a refreshed LTV, or CLTV in the case of second-liens, greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 42 percent of the Countrywide PCI discontinued real estate loan portfolio and 81 percent based on the unpaid principal balance at December 31, 2012. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool. Table 32 presents outstandings net of purchase accounting adjustments and before the related valuation adjustment, by certain state concentrations.

Table 32	Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations

	December 31
(Dollars in millions)	2012	2011
California	$4,492	$5,285
Florida (1)	1,119	1,041
Washington	282	311
Virginia	240	273
Arizona	202	241
Other U.S./Non-U.S.	2,499	2,706
Total	$8,834	$9,857

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).
U.S. Credit Card
The U.S. credit card portfolio is managed in CBB. Outstandings in the U.S. credit card portfolio decreased $7.5 billion in 2012 due to higher payments, charge-offs and portfolio sales. Net charge-offs decreased $2.6 billion to $4.6 billion in 2012 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment, account management on higher risk accounts and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $1.1 billion while loans 90 days or more past due and still accruing interest decreased $633 million in 2012 due to improvement in the U.S. economy. Table 33 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 33	U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2012	2011
Outstandings	$94,835	$102,291
Accruing past due 30 days or more	2,748	3,823
Accruing past due 90 days or more	1,437	2,070

	2012	2011
Net charge-offs	$4,632	$7,276
Net charge-off ratios (1)	4.88%	6.90%

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans.
Unused lines of credit for U.S. credit card totaled $335.5 billion and $368.1 billion at December 31, 2012 and 2011. The $32.6 billion decrease was driven by closure of inactive accounts and account management initiatives on higher risk accounts.

Bank of America 2012 91

Table 34 presents certain state concentrations for the U.S. credit card portfolio.

Table 34	U.S. Credit Card State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2012	2011	2012	2011	2012	2011
California	$14,101	$15,246	$235	$352	$840	$1,402
Florida	7,469	7,999	149	221	512	838
Texas	6,448	6,885	92	131	290	429
New York	5,746	6,156	91	126	263	403
New Jersey	3,959	4,183	60	86	178	275
Other U.S.	57,112	61,822	810	1,154	2,549	3,929
Total U.S. credit card portfolio	$94,835	$102,291	$1,437	$2,070	$4,632	$7,276
Non-U.S. Credit Card
Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $2.7 billion in 2012 due to transfers to LHFS, lower origination volume and charge-offs. Net charge-offs decreased $588 million to $581 million in 2012 due to the sale of the Canadian consumer credit card portfolio in 2011 and improvement in delinquencies.
Unused lines of credit for non-U.S. credit card decreased $1.1 billion to $35.7 billion in 2012 driven by a decline in the number of outstanding accounts primarily offset by strengthening of the British Pound against the U.S. Dollar.
Table 35 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 35	Non-U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2012	2011
Outstandings	$11,697	$14,418
Accruing past due 30 days or more	403	610
Accruing past due 90 days or more	212	342

	2012	2011
Net charge-offs	$581	$1,169
Net charge-off ratios (1)	4.29%	4.86%

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases.
Direct/Indirect Consumer
At December 31, 2012, approximately 43 percent of the direct/indirect portfolio was included in Global Banking (dealer financial services - automotive, marine, aircraft and recreational vehicle loans), 39 percent was included in GWIM (principally securities-based lending margin loans and unsecured personal loans), 12 percent was included in All Other (the IWM business based outside of the U.S. that was moved from GWIM and student loans) and the remaining portion was in CBB (consumer personal loans).
Outstanding loans and leases decreased $6.5 billion in 2012 due to run-off of an auto loan portfolio, an auto loan sale and securitization within the dealer financial services portfolio and lower outstandings in the unsecured consumer lending portfolio partially offset by growth in securities-based lending. For 2012, net charge-offs decreased $713 million to $763 million, or 0.90 percent of total average direct/indirect loans compared to 1.64 percent for 2011. This decrease was primarily driven by improvements in delinquencies, collections and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings. Partially offsetting this decline was $47 million of net charge-offs related to other secured consumer loans discharged in Chapter 7 bankruptcy as a result of new regulatory guidance. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.
Net charge-offs in the unsecured consumer lending portfolio decreased $610 million to $485 million in 2012, or 7.68 percent of total average unsecured consumer lending loans compared to 10.93 percent for 2011. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $537 million to $1.4 billion in 2012 due to improvements in both the unsecured consumer lending and dealer financial services portfolios.
Table 36 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 36	Direct/Indirect State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2012	2011	2012	2011	2012	2011
California	$10,793	$11,152	$53	$81	$102	$222
Florida	7,363	7,456	37	55	88	148
Texas	7,239	7,882	41	54	64	117
New York	4,794	5,160	28	40	43	79
Georgia	2,491	2,828	31	38	30	61
Other U.S./Non-U.S.	50,525	55,235	355	478	436	849
Total direct/indirect loan portfolio	$83,205	$89,713	$545	$746	$763	$1,476

92 Bank of America 2012

Other Consumer
At December 31, 2012, approximately 87 percent of the $1.6 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited and non-U.S. consumer loan portfolios that are included in All Other. The remainder is primarily deposit overdrafts included in CBB.
Consumer Loans Accounted for Under the Fair Value Option
Outstanding consumer loans accounted for under the fair value option were $1.0 billion at December 31, 2012 and included $858 million of discontinued real estate loans and $147 million of residential mortgage loans in consolidated variable interest entities (VIEs). During 2012, we recorded gains of $57 million resulting from changes in the fair value of the loan portfolio. These were offset by losses recorded on the related long-term debt.
Nonperforming Consumer Loans and Foreclosed Properties Activity
Table 37 presents nonperforming consumer loans and foreclosed properties activity during 2012 and 2011. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (excluding those loans discharged in Chapter 7 bankruptcy), as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Nonperforming loans increased $663 million in 2012 to $19.4 billion. During 2012, we reclassified to nonperforming $1.9 billion of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due and $1.2 billion of loans less than 60 days past due that were discharged in Chapter 7 bankruptcy upon implementation of new regulatory guidance. These additions to nonperforming loans were partially offset by $435 million of nonperforming loans forgiven in connection with the National Mortgage Settlement. Excluding the impact of these items, nonperforming loans declined in 2012 as outflows outpaced new inflows which continued to improve due to favorable delinquency trends. For more information on the impacts related to the National Mortgage Settlement and guidance issued by regulatory agencies, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.
The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the estimated property value for estimated costs to sell, is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At December 31, 2012, $10.7 billion, or 54 percent, of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less estimated costs to sell, including $10.1 billion of nonperforming loans 180 days or more past due and $650 million of foreclosed properties.
Foreclosed properties decreased $1.3 billion in 2012 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Countrywide PCI related foreclosed properties decreased $322 million in 2012. Not included in foreclosed properties at December 31, 2012 was $2.5 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For additional information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61.

Bank of America 2012 93

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

Table 37	Nonperforming Consumer Loans and Foreclosed Properties Activity (1)

(Dollars in millions)	2012	2011
Nonperforming loans, January 1	$18,768	$20,854
Additions to nonperforming loans:
New nonperforming loans	13,084	15,723
Implementation of change in treatment of loans discharged in bankruptcies (2)	1,162	n/a
Implementation of regulatory interagency guidance (3)	1,853	n/a
Reductions to nonperforming loans:
Paydowns and payoffs	(3,801)	(3,318)
Sales	(47)	—
Returns to performing status (4)	(4,203)	(4,741)
Charge-offs (5)	(6,544)	(8,095)
Transfers to foreclosed properties (6)	(841)	(1,655)
Total net additions (reductions) to nonperforming loans	663	(2,086)
Total nonperforming loans, December 31 (7)	19,431	18,768
Foreclosed properties, January 1 (8)	1,991	1,249
Additions to foreclosed properties:
New foreclosed properties (6)	1,129	2,996
Reductions to foreclosed properties:
Sales	(2,283)	(1,993)
Write-downs	(187)	(261)
Total net additions (reductions) to foreclosed properties	(1,341)	742
Total foreclosed properties, December 31	650	1,991
Nonperforming consumer loans and foreclosed properties, December 31	$20,081	$20,759
Nonperforming consumer loans as a percentage of outstanding consumer loans (9)	3.52%	3.09%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties (9)	3.63	3.41

(1)
Balances do not include nonperforming LHFS of $676 million and $659 million and nonaccruing TDRs removed from the Countrywide PCI portfolio prior to January 1, 2010 of $521 million and $477 million at December 31, 2012 and 2011 as well as loans accruing past due 90 days or more as presented in Table 22 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)
In 2012, we added $1.2 billion to nonperforming loans as a result of new regulatory guidance on loans discharged in Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

(3)
As a result of the regulatory interagency guidance, we reclassified $1.9 billion of performing home equity loans to nonperforming during 2012. For more information, see Consumer Portfolio Credit Risk Management on page 80.

(4)
Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(5)
Our policy is to not classify consumer credit card and non-bankruptcy related consumer loans not secured by real estate as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.

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

(7)	At December 31, 2012, 52 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 62 percent of the unpaid principal balance.

(8)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $2.5 billion and $1.4 billion at December 31, 2012 and 2011.

(9)	Outstanding consumer loans exclude loans accounted for under the fair value option.
n/a = not applicable
Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value are recorded in noninterest expense. New foreclosed properties included in Table 37 are net of $261 million and $352 million of charge-offs for 2012 and 2011, recorded during the first 90 days after transfer.
In 2012, new regulatory guidance was issued addressing secured consumer loans that have been discharged in Chapter 7 bankruptcy, and as a result, $3.6 billion of loans were included in TDRs at December 31, 2012, of which $1.2 billion were current or less than 60 days past due upon implementation. Of the $3.6 billion of TDRs, approximately 27 percent, 41 percent and 32 percent had been discharged in Chapter 7 bankruptcy in 2012, 2011 and prior years, respectively. For more information, see Consumer Portfolio Credit Risk Management on page 80 and Table 21.

94 Bank of America 2012

Table 38 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans in Table 37.

Table 38	Home Loans Troubled Debt Restructurings

	December 31
	2012			2011
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$27,758	$8,806	$18,952	$19,287	$5,034	$14,253
Home equity (3)	2,125	1,242	883	1,776	543	1,233
Discontinued real estate (4)	367	234	133	399	214	185
Total home loans troubled debt restructurings	$30,250	$10,282	$19,968	$21,462	$5,791	$15,671

(1)
Residential mortgage TDRs deemed collateral dependent totaled $9.1 billion and $5.3 billion, and included $6.2 billion and $2.2 billion of loans classified as nonperforming and $2.9 billion and $3.1 billion of loans classified as performing at December 31, 2012 and 2011.

(2)	Residential mortgage performing TDRs included $11.9 billion and $7.0 billion of loans that were fully-insured at December 31, 2012 and 2011.

(3)
Home equity TDRs deemed collateral dependent totaled $1.4 billion and $824 million, and included $1.0 billion and $282 million of loans classified as nonperforming and $348 million and $542 million of loans classified as performing at December 31, 2012 and 2011.

(4)
Discontinued real estate TDRs deemed collateral dependent totaled $253 million and $230 million, and included $170 million and $118 million of loans classified as nonperforming and $83 million and $112 million as performing at December 31, 2012 and 2011.

We work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all of our credit card and other consumer loan modifications involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, both of which are considered to be TDRs (the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is generally excluded from Table 37 as substantially all of the loans remain on accrual status until either charged off or paid in full. The renegotiated TDR portfolio included $58 million of non-real estate-secured loans at December 31, 2012 that were discharged in Chapter 7 bankruptcy as a result of new regulatory guidance and classified as nonperforming loans. At December 31, 2012 and 2011, our renegotiated TDR portfolio was $3.9 billion and $7.1 billion, of which $3.1 billion and $5.5 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower new program enrollments. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
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
Management of Commercial Credit Risk
Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 43, 48, 56 and 57 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.
As part of our ongoing risk mitigation initiatives, we attempt to work with clients experiencing financial difficulty to modify their loans to terms that better align with their current ability to pay. In situations where an economic concession has been granted to a borrower experiencing financial difficulty, we identify these loans as TDRs.

Bank of America 2012 95

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
Commercial Credit Portfolio
Table 39 presents our commercial loans and leases, and related credit quality information at December 31, 2012 and 2011.

Table 39	Commercial Loans and Leases

	December 31
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	2012	2011	2012	2011	2012	2011
U.S. commercial	$197,126	$179,948	$1,484	$2,174	$65	$75
Commercial real estate (1)	38,637	39,596	1,513	3,880	29	7
Commercial lease financing	23,843	21,989	44	26	15	14
Non-U.S. commercial	74,184	55,418	68	143	—	—
	333,790	296,951	3,109	6,223	109	96
U.S. small business commercial (2)	12,593	13,251	115	114	120	216
Commercial loans excluding loans accounted for under the fair value option	346,383	310,202	3,224	6,337	229	312
Loans accounted for under the fair value option (3)	7,997	6,614	11	73	—	—
Total commercial loans and leases	$354,380	$316,816	$3,235	$6,410	$229	$312

(1)	Includes U.S. commercial real estate loans of $37.2 billion and $37.8 billion and non-U.S. commercial real estate loans of $1.5 billion and $1.8 billion at December 31, 2012 and 2011.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.3 billion and $2.2 billion, and non-U.S. commercial loans of $5.7 billion and $4.4 billion at December 31, 2012 and 2011. See Note 22 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

Outstanding commercial loans and leases increased $37.6 billion in 2012, primarily in non-U.S. commercial and U.S. commercial. During 2012, credit quality in the commercial loan portfolio continued to show improvement relative to the prior year. Reservable criticized balances and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined during 2012 and the declines were primarily in the commercial real estate and U.S. commercial portfolios. Commercial real estate continued to show improvement in both the residential and non-residential portfolios. The reduction in reservable criticized U.S. commercial loans was driven by broad-based improvements in terms of clients, industries and businesses. Most other credit indicators across the remaining commercial portfolios also improved in 2012. The allowance for loan and lease losses declined $1.0 billion from December 31, 2011 to $3.1 billion at December 31, 2012 due to improvements in the core commercial portfolio (total commercial products excluding U.S. small business). For more information, see Allowance for Credit Losses on page 109.
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases was 0.91 percent and 2.02 percent (0.93 percent and 2.04 percent excluding loans accounted for under the fair value option) at December 31, 2012 and 2011. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases was 0.06 percent and 0.10 percent at December 31, 2012 and 2011.
Table 40 presents net charge-offs and related ratios for our commercial loans and leases for 2012 and 2011. Improving portfolio trends drove lower charge-offs across most of the portfolio.

Table 40	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2012	2011	2012	2011
U.S. commercial	$242	$195	0.13%	0.11%
Commercial real estate	384	947	1.01	2.13
Commercial lease financing	(6)	24	(0.03)	0.11
Non-U.S. commercial	28	152	0.05	0.36
	648	1,318	0.21	0.46
U.S. small business commercial	699	995	5.46	7.12
Total commercial	$1,347	$2,313	0.43	0.77

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

96 Bank of America 2012

Table 41 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs and financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure increased $16.5 billion in 2012 primarily driven by increases in loans and LHFS, partially offset by decreases in derivative assets, and SBLCs and financial guarantees.

Total commercial utilized credit exposure increased $5.2 billion in 2012 primarily driven by the same factors as total commercial committed exposure as described in the previous paragraph. The decrease in derivatives relates primarily to a lower valuation of existing trades due to interest rate decreases along with reduced trading volume. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers’ acceptances was 58 percent and 57 percent at December 31, 2012 and 2011.

Table 41	Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Loans and leases	$354,380	$316,816	$281,915	$276,195	$636,295	$593,011
Derivative assets (4)	53,497	73,023	—	—	53,497	73,023
Standby letters of credit and financial guarantees	41,036	55,384	2,119	1,592	43,155	56,976
Debt securities and other investments	10,937	11,108	6,914	5,147	17,851	16,255
Loans held-for-sale	7,928	5,006	3,763	229	11,691	5,235
Commercial letters of credit	2,065	2,411	564	832	2,629	3,243
Bankers’ acceptances	185	797	3	28	188	825
Foreclosed properties and other (5)	1,699	1,964	—	—	1,699	1,964
Total	$471,727	$466,509	$295,278	$284,023	$767,005	$750,532

(1)
Total commercial utilized exposure at December 31, 2012 and 2011 includes loans and issued letters of credit and is comprised of loans outstanding of $8.0 billion and $6.6 billion and commercial letters of credit with a notional value of $672 million and $1.3 billion accounted for under the fair value option.

(2)	Total commercial unfunded exposure at December 31, 2012 and 2011 includes loan commitments with a notional value of $17.6 billion and $24.4 billion accounted for under the fair value option.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $58.1 billion and $58.9 billion at December 31, 2012 and 2011. Not reflected in utilized and committed exposure is additional derivative collateral held of $18.7 billion and $16.1 billion which consists primarily of other marketable securities.

(5)	Includes $1.3 billion of monoline exposure at both December 31, 2012 and 2011, as discussed in Monoline Exposure on page 103.
Table 42 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $11.3 billion, or 42 percent, in 2012 primarily in commercial real estate and U.S.

commercial property types driven largely by continued paydowns, rating upgrades, charge-offs and sales outpacing downgrades. At December 31, 2012, approximately 82 percent of commercial utilized reservable criticized exposure was secured compared to 85 percent at December 31, 2011.

Table 42	Commercial Utilized Reservable Criticized Exposure

	December 31
	2012		2011
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$8,631	3.72%	$11,731	5.16%
Commercial real estate	3,782	9.24	11,525	27.13
Commercial lease financing	969	4.06	1,140	5.18
Non-U.S. commercial	1,614	2.02	1,524	2.44
	14,996	3.98	25,920	7.32
U.S. small business commercial	940	7.45	1,327	10.01
Total commercial utilized reservable criticized exposure	$15,936	4.10	$27,247	7.41

(1)
Total commercial utilized reservable criticized exposure at December 31, 2012 and 2011 includes loans and leases of $14.6 billion and $25.3 billion and commercial letters of credit of $1.3 billion and $1.9 billion.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

Bank of America 2012 97

U.S. Commercial
At December 31, 2012, 68 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 10 percent in Global Markets, 10 percent in CBB and the remainder primarily in GWIM (business-purpose loans for wealthy clients). U.S. commercial loans, excluding loans accounted for under the fair value option, increased $17.2 billion, or 10 percent, in 2012 primarily due to greater client demand in middle-market segments, dealer financing and specialized industries, and growth in certain asset-backed lending products. Reservable criticized balances and nonperforming loans and leases declined $3.1 billion and $690 million in 2012. The declines were broad-based in terms of clients and industries and were driven by improved client credit profiles and liquidity. Net charge-offs increased $47 million in 2012 due primarily to lower recoveries compared to 2011.
Commercial Real Estate
The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans decreased $959 million, or two percent, in 2012 due to paydowns outpacing new originations and renewals.
The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent and 20 percent of commercial real estate loans and leases at December 31, 2012 and 2011.
Commercial real estate credit quality improved significantly during 2012. Nonperforming commercial real estate loans and foreclosed properties decreased $2.7 billion, or 61 percent, in 2012 primarily in the non-residential portfolio. Reservable criticized balances decreased $7.7 billion, or 67 percent, primarily due to declines in the non-residential portfolio. Net charge-offs declined $563 million in 2012 compared to 2011 due to improvement in both the residential and non-residential portfolios.
Table 43 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 43	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2012	2011
By Geographic Region
California	$8,792	$7,957
Northeast	7,315	6,554
Southwest	4,612	5,243
Southeast	4,440	4,844
Midwest	3,421	4,051
Florida	2,148	2,502
Midsouth	1,980	1,751
Illinois	1,700	1,871
Northwest	1,553	1,574
Non-U.S.	1,483	1,824
Other (1)	1,193	1,425
Total outstanding commercial real estate loans	$38,637	$39,596
By Property Type
Non-residential
Office	$9,324	$7,571
Multi-family rental	5,893	6,105
Shopping centers/retail	5,780	5,985
Industrial/warehouse	3,839	3,988
Hotels/motels	3,095	2,653
Multi-use	2,186	3,218
Land and land development	1,157	1,599
Other	5,722	6,050
Total non-residential	36,996	37,169
Residential	1,641	2,427
Total outstanding commercial real estate loans	$38,637	$39,596

(1)
Includes unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

During 2012, we continued to see improvements in both the residential and non-residential portfolios; however, portions of the non-residential portfolio in certain markets may be subject to additional risk. We use a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including ongoing refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

98 Bank of America 2012

Tables 44 and 45 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 43, 44 and 45 includes condominiums and other residential real estate. Other property types in Tables 43, 44 and 45 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 44	Commercial Real Estate Credit Quality Data

	December 31
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	2012	2011	2012	2011
Non-residential
Office	$295	$807	$914	$2,375
Multi-family rental	109	339	375	1,604
Shopping centers/retail	230	561	464	1,378
Industrial/warehouse	160	521	324	1,317
Hotels/motels	45	173	202	716
Multi-use	123	345	309	971
Land and land development	321	530	359	749
Other	87	223	301	997
Total non-residential	1,370	3,499	3,248	10,107
Residential	393	993	534	1,418
Total commercial real estate	$1,763	$4,492	$3,782	$11,525

(1)	Includes commercial foreclosed properties of $250 million and $612 million at December 31, 2012 and 2011.

(2)	Includes loans, SBLCs and bankers’ acceptances and excludes loans accounted for under the fair value option.

Table 45	Commercial Real Estate Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2012	2011	2012	2011
Non-residential
Office	$106	$126	1.36%	1.51%
Multi-family rental	13	36	0.23	0.52
Shopping centers/retail	57	184	1.00	2.69
Industrial/warehouse	49	88	1.31	1.94
Hotels/motels	11	23	0.39	0.86
Multi-use	66	61	2.46	1.63
Land and land development	(23)	152	(1.73)	7.58
Other	31	19	0.51	0.33
Total non-residential	310	689	0.86	1.67
Residential	74	258	3.74	8.00
Total commercial real estate	$384	$947	1.01	2.13

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
At December 31, 2012, total committed non-residential exposure was $54.5 billion compared to $53.1 billion at December 31, 2011, of which $37.0 billion and $37.2 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties were $1.4 billion and $3.5 billion at December 31, 2012 and 2011, which represented 3.68 percent and 9.29 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases in the office, industrial/warehouse, shopping centers/retail and multi-family rental property types. Non-residential utilized reservable criticized exposure decreased to $3.2 billion, or 8.27 percent of non-residential utilized reservable exposure, at December 31, 2012 compared to $10.1 billion, or 25.34 percent, at December 31, 2011 primarily driven by repayments and an overall improvement in credit quality. The decrease in reservable criticized exposure was primarily driven by office, multi-family rental, industrial/warehouse and shopping centers/retail property types in the non-residential portfolio. For the non-residential portfolio, net charge-offs decreased $379 million in 2012 compared to 2011 primarily due to improving appraisal values, improved borrower credit profiles and higher recoveries.
At December 31, 2012, total committed residential exposure was $3.2 billion compared to $3.9 billion at December 31, 2011, of which $1.6 billion and $2.4 billion were funded secured loans. The decline in residential committed exposure was due to repayments, net charge-offs, and continued risk reduction and mitigation initiatives in line with our portfolio strategy. Residential nonperforming loans and foreclosed properties decreased $600 million in 2012 due to repayments, a decline in the volume of loans being downgraded to nonaccrual status and net charge-offs. Residential utilized reservable criticized exposure decreased $884 million to $534 million due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 23.33 percent and 31.56 percent at December 31, 2012 compared to 38.89 percent and 54.65 percent at December 31, 2011. Net charge-offs for the residential portfolio decreased $184 million in 2012 compared to 2011.

Bank of America 2012 99

At December 31, 2012 and 2011, the commercial real estate loan portfolio included $6.7 billion and $10.9 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The decline in construction and land development loans was driven by repayments, net charge-offs, continued risk mitigation initiatives and a reduced emphasis on new originations. This portfolio is mostly secured and diversified across property types and geographic regions but faces continuing challenges in the housing markets. Reservable criticized construction and land development loans totaled $1.5 billion and $4.9 billion, and nonperforming construction and land development loans and foreclosed properties totaled $730 million and $2.1 billion at December 31, 2012 and 2011. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans generally continue to be classified as construction loans until operating cash flows reach appropriate levels or the loans are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Non-U.S. Commercial
At December 31, 2012, 72 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 28 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $18.8 billion in 2012 primarily due to increased client financing activity, structured lending and trade finance exposures. Net charge-offs decreased $124 million in 2012 compared to 2011. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 105.
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card and small business loans managed in CBB. Card-related products were 45 percent and 46 percent of the U.S.

small business commercial portfolio at December 31, 2012 and 2011. U.S. small business commercial net charge-offs decreased $296 million in 2012 compared to 2011 driven by improvements in delinquencies, collections and bankruptcies resulting from an improved economic environment as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 58 percent were credit card-related products in 2012 compared to 74 percent in 2011.
Commercial Loans Accounted for Under the Fair Value Option
The portfolio of commercial loans accounted for under the fair value option is managed primarily in Global Banking. Outstanding commercial loans accounted for under the fair value option increased $1.4 billion to an aggregate fair value of $8.0 billion at December 31, 2012 primarily due to increased corporate borrowings under bank credit facilities. We recorded net gains of $213 million in 2012 compared to net losses of $174 million in 2011 resulting from changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.
In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $528 million and $1.2 billion at December 31, 2012 and 2011 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $18.3 billion and $25.7 billion at December 31, 2012 and 2011. We recorded net gains of $704 million from changes in the fair value of commitments and letters of credit during 2012 compared to net losses of $429 million in 2011 resulting from maturities and terminations at par value and changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

100 Bank of America 2012

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 46 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2012 and 2011. Nonperforming commercial loans and leases decreased $3.1 billion to $3.2 billion at December 31, 2012 driven by paydowns, charge-offs and sales outpacing new nonperforming loans. Approximately 94 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 45 percent are contractually current. Commercial nonperforming loans are carried at approximately 76 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less estimated costs to sell.

Table 46	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2012	2011
Nonperforming loans and leases, January 1	$6,337	$9,836
Additions to nonperforming loans and leases:
New nonperforming loans and leases	2,334	4,656
Advances	85	157
Reductions to nonperforming loans and leases:
Paydowns	(2,372)	(3,457)
Sales	(840)	(1,153)
Returns to performing status (3)	(808)	(1,183)
Charge-offs (4)	(1,164)	(1,576)
Transfers to foreclosed properties (5)	(302)	(774)
Transfers to loans held-for-sale	(46)	(169)
Total net reductions to nonperforming loans and leases	(3,113)	(3,499)
Total nonperforming loans and leases, December 31	3,224	6,337
Foreclosed properties, January 1	612	725
Additions to foreclosed properties:
New foreclosed properties (5)	222	507
Reductions to foreclosed properties:
Sales	(516)	(539)
Write-downs	(68)	(81)
Total net reductions to foreclosed properties	(362)	(113)
Total foreclosed properties, December 31	250	612
Nonperforming commercial loans, leases and foreclosed properties, December 31	$3,474	$6,949
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (6)	0.93%	2.04%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (6)	1.00	2.24

(1)	Balances do not include nonperforming LHFS of $437 million and $1.1 billion at December 31, 2012 and 2011.

(2)	Includes U.S. small business commercial activity.

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
Table 47 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For additional information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 47	Commercial Troubled Debt Restructurings

	December 31
	2012			2011
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
U.S. commercial	$1,328	$565	$763	$1,329	$531	$798
Commercial real estate	1,391	740	651	1,675	1,076	599
Non-U.S. commercial	100	15	85	54	38	16
U.S. small business commercial	202	—	202	389	—	389
Total commercial troubled debt restructurings	$3,021	$1,320	$1,701	$3,447	$1,645	$1,802

Bank of America 2012 101

Industry Concentrations
Table 48 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total committed commercial credit exposure increased $16.5 billion, or two percent, to $767.0 billion at December 31, 2012. The increase in commercial committed exposure was concentrated in food, beverage and tobacco, banking, energy, diversified financials, and real estate, partially offset by lower exposure to government and public education.
Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.
Diversified financials, our largest industry concentration, experienced an increase in committed exposure of $4.7 billion, or five percent, in 2012 primarily driven by increases in margin loans and certain asset-backed lending products, partially offset by a decrease in derivative exposure.
Real estate, our second largest industry concentration, experienced an increase in committed exposure of $3.1 billion, or five percent, in 2012 primarily due to new originations and renewals outpacing paydowns and sales. Real estate construction and land development exposure represented 14 percent of the total real estate industry committed exposure at December 31, 2012, down from 20 percent at December 31, 2011. For more information on commercial real estate and related portfolios, see Commercial Real Estate on page 98.
Committed exposure in the food, beverage and tobacco industry increased $6.8 billion, or 22 percent, in 2012 primarily related to short-term acquisition financing. Government and public education committed exposure decreased $6.7 billion, or 12 percent, in 2012 primarily driven by decreases in loans and SBLCs. Banking committed exposure increased $6.5 billion, or 17 percent, in 2012 primarily driven by loans to mortgage finance companies and trade finance activity with non-U.S. banks. Energy committed exposure increased $6.4 billion, or 20 percent, in 2012 reflecting loan growth in the exploration and production, and integrated oil sectors.
Our committed state and municipal exposure of $38.0 billion at December 31, 2012 consisted of $30.9 billion of commercial utilized exposure (including $17.6 billion of funded loans, $8.9 billion of SBLCs and $3.6 billion of derivative assets) and unfunded commercial exposure of $7.2 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 48. While the slow economic recovery continues to pressure budgets, most U.S. state and local governments have implemented offsetting fiscal adjustments and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated to maintain exposure levels and are in compliance with established concentration guidelines.

102 Bank of America 2012

Table 48	Commercial Credit Exposure by Industry (1)

	December 31
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	2012	2011	2012	2011
Diversified financials	$66,201	$64,957	$99,673	$94,969
Real estate (2)	47,479	48,138	65,639	62,566
Government and public education	41,449	43,090	50,285	57,021
Capital goods	25,071	24,025	49,196	48,013
Retailing	28,065	25,478	47,719	46,290
Healthcare equipment and services	29,396	31,298	45,488	48,141
Banking	40,245	35,231	45,238	38,735
Materials	21,809	19,384	40,493	38,070
Energy	17,684	15,151	38,464	32,074
Food, beverage and tobacco	14,738	15,904	37,344	30,501
Consumer services	23,093	24,445	36,367	38,498
Commercial services and supplies	19,020	20,089	30,257	30,831
Utilities	8,410	8,102	23,432	24,552
Media	13,091	11,447	21,705	21,158
Transportation	13,791	12,683	20,255	19,036
Individuals and trusts	13,916	14,993	17,801	19,001
Insurance, including monolines	8,519	10,090	14,145	16,157
Software and services	5,549	4,304	12,125	9,579
Pharmaceuticals and biotechnology	3,854	4,141	11,409	11,328
Technology hardware and equipment	5,118	5,247	11,108	12,173
Telecommunication services	4,029	4,297	10,297	10,424
Religious and social organizations	6,850	8,536	9,107	11,160
Consumer durables and apparel	4,246	4,505	8,438	8,965
Automobiles and components	3,312	2,813	7,675	7,178
Food and staples retailing	3,528	3,273	6,838	6,476
Other	3,264	4,888	6,507	7,636
Total commercial credit exposure by industry	$471,727	$466,509	$767,005	$750,532
Net credit default protection purchased on total commitments (3)			$(14,657)	$(19,356)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. See Risk Mitigation on page 104 for additional information.
Monoline Exposure
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
We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 49 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment.

Table 49	Derivative Credit Exposures

	December 31
(Dollars in millions)	2012	2011
Notional amount of monoline exposure	$13,547	$21,070

Mark-to-market	$898	$1,766
Counterparty credit valuation adjustment	(118)	(417)
Net mark-to-market	$780	$1,349

	2012	2011
Gains (losses) from credit valuation changes	$213	$(1,000)
The notional amount of monoline exposure at December 31, 2012 decreased $7.5 billion from December 31, 2011 due to terminations, paydowns and maturities of monoline contracts. In addition, $1.3 billion of monoline exposure with a single counterparty ($4.9 billion gross receivable less impairment) was included in other assets at December 31, 2012 and 2011. The contracts are no longer considered to be derivative trading instruments because of the inherent default risk and they no longer

Bank of America 2012 103

provide a hedge benefit. We also have potential representations and warranties exposure with the same counterparty.
Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.
At December 31, 2012 and 2011, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $14.7 billion and $19.4 billion. The mark-to-market effects resulted in net losses of $1.0 billion in 2012 compared to net gains of $121 million in 2011. The gains and losses related to these instruments are offset by gains and losses on the exposures. Table 50 presents the average VaR for these derivatives. See Trading Risk Management on page 114 for a description of our VaR calculation for the market-based trading portfolio.

Table 50	Credit Derivative Value-at-Risk

(Dollars in millions)	2012	2011
Average	$52	$60
Credit exposure average	79	74
Combined average (1)	24	38

(1)	Reflects the diversification effect between net credit default protection hedging our credit exposure and the related credit exposure.
Tables 51 and 52 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2012 and 2011.

Table 51	Net Credit Default Protection by Maturity

	December 31
	2012	2011
Less than or equal to one year	21%	16%
Greater than one year and less than or equal to five years	75	77
Greater than five years	4	7
Total net credit default protection	100%	100%

Table 52	Net Credit Default Protection by Credit Exposure Debt Rating

	December 31
	2012		2011
(Dollars in millions)	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
Ratings (2, 3)
AAA	$(120)	0.8%	$(32)	0.2%
AA	(474)	3.2	(779)	4.0
A	(5,861)	40.0	(7,184)	37.1
BBB	(6,067)	41.4	(7,436)	38.4
BB	(1,101)	7.5	(1,527)	7.9
B	(937)	6.4	(1,534)	7.9
CCC and below	(247)	1.7	(661)	3.4
NR (4)	150	(1.0)	(203)	1.1
Total net credit default protection	$(14,657)	100.0%	$(19,356)	100.0%

(1)	Represents net credit default protection (purchased) sold.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	“NR” is comprised of names that have not been rated.
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

104 Bank of America 2012

Table 53 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts and collateral with that counterparty. The contract/notional amounts of credit derivatives decreased primarily due to portfolio optimization and increased utilization of clearinghouses in relation to certain regulatory initiatives and refinement of risk mitigation activities. For information on written credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.
The credit risk amounts discussed above and presented in Table 53 take into consideration the effects of legally enforceable master netting agreements, while amounts disclosed in Note 3 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 53	Credit Derivatives

	December 31
	2012		2011
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,559,472	$8,987	$1,944,764	$14,163
Total return swaps/other	43,489	402	17,519	776
Total purchased credit derivatives	$1,602,961	$9,389	$1,962,283	$14,939
Written credit derivatives:
Credit default swaps	$1,531,504	n/a	$1,885,944	n/a
Total return swaps/other	68,811	n/a	17,838	n/a
Total written credit derivatives	$1,600,315	n/a	$1,903,782	n/a
n/a = not applicable
Counterparty Credit Risk Valuation Adjustments
We record counterparty credit risk valuation adjustments (CVA) on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. Table 54 presents credit valuation gains (losses), net of hedges, for 2012 and 2011. In 2012, we refined our methodology for CVA on derivatives on a prospective basis. We no longer consider the probability of default for both the counterparty and the Corporation when calculating the counterparty CVA and now only consider the probability of the counterparty defaulting for CVA. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements. The effect of this change in estimate on CVA is reflected in the table below. Credit valuation gains for 2012 were due to improved counterparty creditworthiness, partially offset by hedge results. For information on our monoline counterparty credit risk, see Monoline Exposure on page 103.

Table 54	Credit Valuation Gains and Losses

	2012			2011
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation gains (losses)	$1,022	$(731)	$291	$(1,863)	$1,257	$(606)
Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. Management oversight of country risk, including cross-border risk, is provided by the Country Credit Risk Committee, a subcommittee of the CRC. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (for example, related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance, rather than through the country risk governance.
Table 55 presents our total non-U.S. exposure broken out by region at December 31, 2012 and 2011. Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S. Risk assignments by country can be adjusted for externally guaranteed loans outstanding and certain collateral types. Exposures which are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities.

Table 55	Total Non-U.S. Exposure by Region

	December 31
(Dollars in millions)	2012	2011
Europe	$137,778	$121,778
Asia Pacific	92,412	75,828
Latin America	21,246	15,133
Middle East and Africa	8,200	5,533
Other (1)	22,014	18,795
Total	$281,650	$237,067

(1)	Other includes Canada exposure of $20.3 billion and $16.9 billion at December 31, 2012 and 2011.

Bank of America 2012 105

Our total non-U.S. exposure was $281.7 billion at December 31, 2012, an increase of $44.6 billion from December 31, 2011. The increase in non-U.S. exposure was driven by our strategy to grow non-U.S. business in select countries and diversify risk globally. Our non-U.S. exposure remained concentrated in Europe which accounted for $137.8 billion, or 49 percent of total non-U.S. exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries. Select European countries are further detailed in Table 57. Asia Pacific was our second largest non-U.S. exposure at $92.4 billion, or 33 percent of total non-U.S. exposure. Latin America accounted for $21.2 billion, or eight percent of total non-U.S. exposure. Middle East and Africa accounted for $8.2 billion, or three percent of total non-U.S. exposure. Other non-U.S. exposure accounted for $22.0 billion or approximately seven percent of total non-U.S. exposure. For information on country specific exposures, see Tables 56 and 57.
Funded loans and loan equivalents include loans, leases and other extensions of credit or funds including letters of credit and due from placements, which have not been reduced by collateral or credit default protection. Funded loans are reported net of charge-offs but prior to any allowance for loan and lease losses. Unfunded commitments are the undrawn portion of legally binding commitments related to loans and loan equivalents.
Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with credit default swaps (CDS) and secured financing transactions. Derivative exposures are reported net of collateral, which is predominantly cash, pledged under legally enforceable netting agreements. Secured financing transaction exposures have been reduced by eligible cash or securities pledged as collateral. Counterparty exposure has not been reduced by hedges or credit default protection.
Securities and other investments are marked-to-market and long positions are netted against short positions with the same underlying issuer to, but not below, zero (i.e., negative issuer exposures are reported as zero). Other investments includes our GPI portfolio and strategic investments.
Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold. We hedge certain of our country exposures with credit default protection primarily in the form of single-name, as well as index and tranche CDS. The exposures associated with these hedges represent the amount that would be realized upon the isolated default of an individual issuer in the relevant country assuming a zero recovery rate for that individual issuer, and are calculated based on the CDS notional amount less any fair value receivable or payable. Changes in the assumption of an isolated default can produce different results in a particular tranche.
Table 56 presents our 20 largest, non-U.S. country exposures. These exposures accounted for 89 percent of our total non-U.S. exposure at December 31, 2012 compared to 88 percent at December 31, 2011.

Table 56	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2012	Hedges and Credit Default Protection	Net Country Exposure at December 31 2012	Increase (Decrease) from December 31 2011
United Kingdom	$28,820	$10,593	$4,823	$6,082	$50,318	$(3,126)	$47,192	$(613)
Japan	16,939	488	2,156	6,150	25,733	(1,894)	23,839	6,760
Canada	6,197	7,298	1,772	5,074	20,341	(1,365)	18,976	3,082
France	6,723	6,295	1,332	4,616	18,966	(2,675)	16,291	4,504
India	8,696	604	342	4,330	13,972	(254)	13,718	2,444
Brazil	8,251	494	517	3,617	12,879	(376)	12,503	4,548
Germany	4,407	5,392	3,008	3,334	16,141	(5,121)	11,020	6,020
Netherlands	6,177	2,257	614	2,850	11,898	(1,216)	10,682	6,054
Singapore	3,003	5,112	434	1,725	10,274	(100)	10,174	4,379
Australia	4,816	2,905	646	2,109	10,476	(747)	9,729	578
China	6,864	329	707	2,382	10,282	(1,095)	9,187	634
South Korea	4,766	691	319	2,618	8,394	(1,245)	7,149	(735)
Switzerland	2,476	3,199	509	605	6,789	(969)	5,820	1,450
Hong Kong	3,770	550	147	1,084	5,551	(108)	5,443	735
Russian Federation	3,187	1,398	87	678	5,350	(438)	4,912	3,297
Italy	2,858	2,825	2,295	521	8,499	(3,661)	4,838	(17)
Mexico	2,335	596	181	1,080	4,192	(533)	3,659	567
Taiwan	2,012	64	159	999	3,234	(12)	3,222	445
United Arab Emirates	2,134	412	186	116	2,848	(96)	2,752	1,217
Spain	1,899	1,018	192	604	3,713	(1,059)	2,654	117
Total top 20 non-U.S. countries exposure	$126,330	$52,520	$20,426	$50,574	$249,850	$(26,090)	$223,760	$45,466

106 Bank of America 2012

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. In the fourth quarter of 2012, European policymakers continued to make incremental progress toward greater fiscal and monetary unity; however, fundamental issues of competitiveness, growth and fiscal solvency remain as challenges. As a result, volatility is expected to continue. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Table 57 presents our direct sovereign and non-sovereign exposures in these countries at December 31, 2012. Our total sovereign and non-sovereign exposure to these countries was $14.5 billion at December 31, 2012 compared to $15.2 billion at December 31, 2011. The total exposure to these countries, net of all hedges, was $9.5 billion at December 31, 2012 compared to $10.3 billion at December 31, 2011, of which $280 million and $362 million was sovereign exposure. At December 31, 2012 and 2011, the value of hedges and credit default protection purchased, net of credit default protection sold, was $5.1 billion and $4.9 billion.

Table 57	Select European Countries

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure (1)	Securities/Other Investments (2)	Country Exposure at December 31 2012	Hedges and Credit Default Protection (3)	Net Country Exposure at December 31 2012	Increase (Decrease) from December 31 2011
Greece
Sovereign	$—	$—	$—	$2	$2	$—	$2	$(27)
Financial institutions	—	—	—	6	6	(11)	(5)	(2)
Corporates	173	139	19	2	333	(24)	309	(125)
Total Greece	$173	$139	$19	$10	$341	$(35)	$306	$(154)
Ireland
Sovereign	$19	$—	$27	$22	$68	$(10)	$58	$(63)
Financial institutions	437	31	106	40	614	(22)	592	(206)
Corporates	587	300	32	33	952	(23)	929	(566)
Total Ireland	$1,043	$331	$165	$95	$1,634	$(55)	$1,579	$(835)
Italy
Sovereign	$14	$—	$1,843	$58	$1,915	$(1,885)	$30	$(184)
Financial institutions	1,373	18	200	85	1,676	(599)	1,077	(654)
Corporates	1,471	2,807	252	378	4,908	(1,177)	3,731	821
Total Italy	$2,858	$2,825	$2,295	$521	$8,499	$(3,661)	$4,838	$(17)
Portugal
Sovereign	$—	$—	$31	$—	$31	$(68)	$(37)	$(28)
Financial institutions	4	—	1	49	54	(16)	38	34
Corporates	194	43	4	8	249	(164)	85	24
Total Portugal	$198	$43	$36	$57	$334	$(248)	$86	$30
Spain
Sovereign	$35	$—	$64	$182	$281	$(54)	$227	$220
Financial institutions	42	7	69	162	280	(122)	158	(504)
Corporates	1,822	1,011	59	260	3,152	(883)	2,269	401
Total Spain	$1,899	$1,018	$192	$604	$3,713	$(1,059)	$2,654	$117
Total
Sovereign	$68	$—	$1,965	$264	$2,297	$(2,017)	$280	$(82)
Financial institutions	1,856	56	376	342	2,630	(770)	1,860	(1,332)
Corporates	4,247	4,300	366	681	9,594	(2,271)	7,323	555
Total select European exposure	$6,171	$4,356	$2,707	$1,287	$14,521	$(5,058)	$9,463	$(859)

(1)
Net counterparty exposure includes the fair value of derivatives including the counterparty risk associated with credit default protection and secured financing transactions. Derivatives are presented net of $3.1 billion in collateral, predominantly in cash, pledged under legally enforceable netting agreements. Secured financing transactions are presented net of eligible cash or securities pledged. The notional amount of reverse repurchase transactions was $1.3 billion at December 31, 2012. Counterparty exposure is not presented net of hedges or credit default protection.

(2)
Long securities exposures have been netted on a single-name basis to, but not below, zero by short positions of $6.5 billion and net CDS purchased of $1.8 billion, consisting of $2.0 billion of net single-name CDS purchased and $207 million of net index and tranched CDS sold.

(3)
Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the Corporation’s risk to country exposures as listed, including $2.7 billion, consisting of $3.0 billion in net single-name CDS purchased and $346 million in net index and tranched CDS sold, to hedge loans and securities, $2.3 billion in additional credit default protection purchased to hedge derivative assets and $60 million in other short positions.

The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties. We work to limit mismatches in maturities between our exposures and the CDS we use to hedge them. However, there may be instances where the protection purchased has a different maturity from the exposure for which the protection was purchased, in which case, those exposures and hedges are subject to more active monitoring and management.

Bank of America 2012 107

Table 58 presents the notional and fair value amounts of single-name CDS purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain. Table 58 includes only single-name CDS netted at the counterparty level, whereas, Table 57 includes single-name, indexed and tranched CDS positions netted by the reference asset that they are intended to hedge; therefore, CDS purchased and sold information is not comparable between tables.

Table 58	Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain (1)

	December 31, 2012
	Notional		Fair Value
(Dollars in billions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$1.8	$1.7	$0.2	$0.2
After legally netting (2)	0.4	0.4	0.1	0.1
Ireland
Aggregate	3.0	2.8	0.2	0.2
After legally netting (2)	1.4	1.2	0.1	0.1
Italy
Aggregate	47.4	42.1	3.5	2.8
After legally netting (2)	11.0	5.7	1.3	0.5
Portugal
Aggregate	8.1	8.0	0.5	0.5
After legally netting (2)	1.3	1.2	0.1	0.1
Spain
Aggregate	22.7	22.3	1.0	1.0
After legally netting (2)	4.0	3.7	0.2	0.2

(1)	The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are primarily with non-Eurozone counterparties.

(2)	Amounts listed are after consideration of legally enforceable counterparty master netting agreements.
Losses could result even if there is credit default protection purchased because the purchased credit protection contracts only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS.

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
Table 59 presents countries where total cross-border exposure exceeded one percent of our total assets. Cross-border exposures are calculated using FFIEC guidelines and not our internal risk management view; therefore, exposures are not comparable between tables. Exposure includes cross-border claims by our non-U.S. offices including loans, acceptances, time deposits placed, trading account assets, securities, derivative assets, other interest-earning investments and other monetary assets. Amounts also include unfunded commitments, letters of credit and financial guarantees, and the notional value of cash lent under secured financing transactions. Sector definitions are consistent with FFIEC reporting requirements for preparing the Country Exposure Report. At December 31, 2012, the United Kingdom, France and Canada were the only countries where total cross-border exposure exceeded one percent of our total assets. No other countries had exposure exceeding 0.75 percent of our total assets.

Table 59		Total Cross-border Exposure Exceeding One Percent of Total Assets

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percentage of Total Assets
United Kingdom	2012	$95	$5,656	$31,595	$37,346	1.69%
	2011	6,401	4,424	18,056	28,881	1.36
France (1)	2012	2,556	3,215	17,639	23,410	1.06
Canada (2)	2012	1,325	3,314	18,427	23,066	1.04

(1)	At December 31, 2011, total cross-border exposure for France was $16.1 billion, representing 0.75 percent of total assets.

(2)	At December 31, 2011, total cross-border exposure for Canada was $16.9 billion, representing 0.79 percent of total assets.

108 Bank of America 2012

Provision for Credit Losses
The provision for credit losses decreased $5.2 billion to $8.2 billion for 2012 compared to 2011. The provision for credit losses was $6.7 billion lower than net charge-offs for 2012, resulting in a reduction in the allowance for credit losses due to improved portfolio trends and increasing home prices in the consumer real estate portfolios, lower bankruptcy filings and delinquencies affecting the Card Services portfolio, and improvement in overall credit quality within the core commercial portfolio (total commercial products excluding U.S. small business). Absent unexpected deterioration in the economy, we expect reductions in the allowance for credit losses, excluding the valuation allowance for PCI loans, to continue in the near term, though at a slower pace than in 2012.
The provision for credit losses for the consumer portfolio decreased $6.4 billion to $8.0 billion for 2012 compared to 2011. The improvement was primarily in the consumer real estate loan portfolios due to improved portfolio trends and an improved home price outlook in our PCI portfolios. The provision for credit losses related to the PCI loan portfolios was a provision benefit of $103 million in 2012 as the home price outlook improved, compared to a provision expense of $2.2 billion in 2011.
The provision for credit losses for the commercial portfolio, including the unfunded lending commitments, increased $1.1 billion to $197 million in 2012 compared to 2011 due to stabilization of credit quality, loan growth and a higher volume of loan resolutions in the prior year, all within the core commercial portfolio.
Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is comprised of two components. The first component covers nonperforming commercial loans and TDRs. The second component covers loans and leases on which there are incurred losses that are not yet individually identifiable, as well as incurred losses that may not be represented in the loss forecast models. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components, each of which is described in more detail below. The allowance for loan and lease losses excludes LHFS and loans accounted for under the fair value option as the fair value reflects a credit risk component.
The first component of the allowance for loan and lease losses covers both the nonperforming commercial loans and all TDRs within the consumer and commercial portfolios. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan’s original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan’s observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.
The second component of the allowance for loan and lease

losses covers the remaining consumer and commercial loans and leases that have incurred losses which are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of December 31, 2012, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor’s liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of December 31, 2012, updates to the loan risk ratings and portfolio composition resulted in reductions in the allowance for the commercial real estate, U.S. commercial and commercial lease financing portfolios.
Also included within the second component of the allowance for loan and lease losses are reserves to cover losses that are incurred but, in our assessment, may not be adequately represented in the historical loss data used in the loss forecast models. For example, factors that we consider include, among others, changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and size of the portfolio, changes in the volume and severity of past due loans and nonaccrual loans and the effect of external factors such as competition, and legal and regulatory requirements. We also consider factors that are applicable to unique portfolio segments. For example, we consider the risk of uncertainty in our loss forecasting models related to junior-lien home equity loans that are current, but have first-lien loans that we do not service that are 30 days or more past due. In addition, we consider the inherent uncertainty in mathematical models that are built upon historical data.

Bank of America 2012 109

During 2012, the factors that impacted the allowance for loan and lease losses included significant overall improvements in the credit quality of the portfolios driven by improvements in the U.S. economy and labor markets, proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs, specifically in the home loans portfolios, has impacted the amount of reserve needed in that portfolio. Evidencing the improvements in the U.S. economy and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs and returns to performing status and upgrades out of criticized continued to outpace new nonaccrual consumer loans and reservable criticized commercial loans, but such loans remained elevated relative to levels experienced prior to the financial crisis.
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
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 61, was $21.1 billion at December 31, 2012, a decrease of $8.6 billion from December 31, 2011. The decrease in the home equity and residential mortgage allowance was primarily driven by improved delinquencies and home prices as evidenced by improving LTV statistics as presented in Tables 25 and 27. In addition, the home equity allowance declined due to reduced exposures to current junior-lien loans that we estimate had a first-lien loan that was 90 days or more past due. Also, the home equity allowance related to the PCI portfolio declined $2.7 billion primarily due to the forgiveness of fully reserved home equity loans in connection with the National Mortgage Settlement.
The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $2.7 billion at December 31, 2012 from $3.8 billion (to 2.90 percent from 3.74 percent of outstanding U.S. credit card loans) at December 31, 2011, and accruing loans 90 days or more past due decreased to $1.4 billion at December 31, 2012 from $2.1 billion (to 1.52 percent from 2.02 percent of outstanding U.S. credit card loans) over the same period. See Tables 22, 23, 25, 27, 33 and 35 for additional details on key consumer credit statistics.
The allowance for loan and lease losses for the commercial portfolio as presented in Table 61 was $3.1 billion at December 31, 2012, a decrease of $1.0 billion from December 31, 2011. The decrease was driven by continued improvement in the credit quality of the core commercial portfolio. For example, the commercial utilized reservable criticized exposure decreased to $15.9 billion at December 31, 2012 from $27.2 billion (to 4.10 percent from 7.41 percent of total commercial utilized reservable exposure) at December 31, 2011. Similarly, nonperforming commercial loans declined to $3.2 billion at December 31, 2012 from $6.3 billion (to 0.93 percent from 2.04 percent of outstanding commercial loans) at December 31, 2011. See Tables 39, 40 and 42 for additional details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.69 percent at December 31, 2012 compared to 3.68 percent at December 31, 2011. The decrease in the ratio was largely due to improved credit quality driven by improved economic conditions and the home equity PCI loans that were forgiven which led to the reduction in the allowance for credit losses discussed above. The December 31, 2012 and 2011 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.14 percent at December 31, 2012 compared to 2.86 percent at December 31, 2011.

110 Bank of America 2012

Table 60 presents a rollforward of the allowance for credit losses for 2012 and 2011.

Table 60	Allowance for Credit Losses

(Dollars in millions)		2012	2011
Allowance for loan and lease losses, January 1		$33,783	$41,885
Loans and leases charged off
Residential mortgage		(3,211)	(4,195)
Home equity		(4,566)	(4,990)
Discontinued real estate		(72)	(106)
U.S. credit card		(5,360)	(8,114)
Non-U.S. credit card		(835)	(1,691)
Direct/Indirect consumer		(1,258)	(2,190)
Other consumer		(274)	(252)
Total consumer charge-offs		(15,576)	(21,538)
U.S. commercial (1)		(1,309)	(1,690)
Commercial real estate		(719)	(1,298)
Commercial lease financing		(32)	(61)
Non-U.S. commercial		(36)	(155)
Total commercial charge-offs		(2,096)	(3,204)
Total loans and leases charged off		(17,672)	(24,742)
Recoveries of loans and leases previously charged off
Residential mortgage		158	363
Home equity		329	517
Discontinued real estate		9	14
U.S. credit card		728	838
Non-U.S. credit card		254	522
Direct/Indirect consumer		495	714
Other consumer		42	50
Total consumer recoveries		2,015	3,018
U.S. commercial (2)		368	500
Commercial real estate		335	351
Commercial lease financing		38	37
Non-U.S. commercial		8	3
Total commercial recoveries		749	891
Total recoveries of loans and leases previously charged off		2,764	3,909
Net charge-offs		(14,908)	(20,833)
Provision for loan and lease losses		8,310	13,629
Write-offs of home equity PCI loans		(2,820)	—
Other (3)		(186)	(898)
Allowance for loan and lease losses, December 31		24,179	33,783
Reserve for unfunded lending commitments, January 1		714	1,188
Provision for unfunded lending commitments		(141)	(219)
Other (4)		(60)	(255)
Reserve for unfunded lending commitments, December 31		513	714
Allowance for credit losses, December 31		$24,692	$34,497

(1)	Includes U.S. small business commercial charge-offs of $799 million and $1.1 billion in 2012 and 2011.

(2)	Includes U.S. small business commercial recoveries of $100 million and $106 million in 2012 and 2011.

(3)
Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments. In addition, the 2011 amount includes a $449 million reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS.

(4)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

Bank of America 2012 111

Table 60	Allowance for Credit Losses (continued)

(Dollars in millions)		2012	2011
Loan and allowance ratios:
Loans and leases outstanding at December 31 (5)		$898,817	$917,396
Allowance for loan and lease losses as a percentage of total loans and leases and outstanding at December 31 (5)		2.69%	3.68%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (6)		3.81	4.88
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (7)		0.90	1.33
Average loans and leases outstanding (5)		$890,337	$929,661
Net charge-offs as a percentage of average loans and leases outstanding (5, 8)		1.67%	2.24%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5, 9)		1.99	2.24
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 10)		107	135
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (8)		1.62	1.62
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs (9)		1.36	1.62
Amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (11)		$12,021	$17,490
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (11)		54%	65%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (12)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)		2.14%	2.86%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (6)		2.95	3.68
Net charge-offs as a percentage of average loans and leases outstanding (5)		1.73	2.32
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 10)		82	101
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		1.25	1.22

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $9.0 billion and $8.8 billion at December 31, 2012 and 2011. Average loans accounted for under the fair value option were $8.4 billion in both 2012 and 2011.

(6)	Excludes consumer loans accounted for under the fair value option of $1.0 billion and $2.2 billion at December 31, 2012 and 2011.

(7)	Excludes commercial loans accounted for under the fair value option of $8.0 billion and $6.6 billion at December 31, 2012 and 2011.

(8)
Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(9)	There were no write-offs of PCI loans in 2011.

(10)	For more information on our definition of nonperforming loans, see pages 93 and 101.

(11)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(12)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 61 presents our allocation by product type.

Table 61	Allocation of the Allowance for Credit Losses by Product Type

	December 31, 2012			December 31, 2011
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$5,004	20.69%	2.06%	$5,715	16.92%	2.18%
Home equity	7,845	32.45	7.26	13,094	38.76	10.50
Discontinued real estate	2,084	8.62	21.07	2,270	6.72	20.46
U.S. credit card	4,718	19.51	4.97	6,322	18.71	6.18
Non-U.S. credit card	600	2.48	5.13	946	2.80	6.56
Direct/Indirect consumer	718	2.97	0.86	1,153	3.41	1.29
Other consumer	104	0.43	6.40	148	0.44	5.50
Total consumer	21,073	87.15	3.81	29,648	87.76	4.88
U.S. commercial (2)	1,885	7.80	0.90	2,441	7.23	1.26
Commercial real estate	846	3.50	2.19	1,349	3.99	3.41
Commercial lease financing	78	0.32	0.33	92	0.27	0.42
Non-U.S. commercial	297	1.23	0.40	253	0.75	0.46
Total commercial (3)	3,106	12.85	0.90	4,135	12.24	1.33
Allowance for loan and lease losses	24,179	100.00%	2.69	33,783	100.00%	3.68
Reserve for unfunded lending commitments	513			714
Allowance for credit losses (4)	$24,692			$34,497

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $147 million and $906 million and discontinued real estate of $858 million and $1.3 billion at December 31, 2012 and 2011. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.3 billion and $2.2 billion and non-U.S. commercial loans of $5.7 billion and $4.4 billion at December 31, 2012 and 2011.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $642 million and $893 million at December 31, 2012 and 2011.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $330 million and $545 million at December 31, 2012 and 2011.

(4)	Includes $5.5 billion and $8.5 billion of valuation allowance presented with the allowance for credit losses related to PCI loans at December 31, 2012 and 2011.

112 Bank of America 2012

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
The reserve for unfunded lending commitments at December 31, 2012 was $513 million, $201 million lower than December 31, 2011 driven by improved credit quality in the unfunded portfolio and accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions.
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
Our traditional banking loan and deposit products are nontrading positions and are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, these positions are still subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. The risk of adverse changes in the economic value of our nontrading positions is managed through our ALM activities. We have elected to account for certain assets and liabilities under the fair value option. For further information on the fair value of certain financial assets and liabilities, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements.
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
Mortgage Risk
Mortgage risk represents exposures to changes in the value of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including CDOs using mortgages as underlying collateral. Second, we originate a variety of MBS which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage origination activities. See Note 1 – Summary of Significant Accounting Principles and Note 24 – Mortgage Servicing Rights to the Consolidated Financial Statements for additional information on MSRs. Hedging instruments used to mitigate this risk include contracts and derivatives such as options, swaps, futures and forwards.
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

Bank of America 2012 113

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
Market Liquidity Risk
Market liquidity risk represents the risk that the level of expected market activity changes dramatically and, in certain cases, may even cease. This exposes us to the risk that we will not be able to transact business and execute trades in an orderly manner which may impact our results. This impact could be further exacerbated if expected hedging or pricing correlations are compromised by disproportionate demand or lack of demand for certain instruments. We utilize various risk mitigating techniques as discussed in more detail in Trading Risk Management.

Trading Risk Management
Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.
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

114 Bank of America 2012

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2012 and 2011. During 2012, positive trading-related revenue was recorded for 98 percent, or 243 of the 249 trading days of which 80 percent (199 days) were daily trading gains of over $25 million, less than one percent (1 day) of the trading days had losses greater than $25 million and the largest loss was $50 million. This is compared to 2011, where positive trading-related revenue was recorded for 86 percent, or 214 of the 250 trading days of which 66 percent (165 days) were daily trading gains of over $25 million, five percent (12 days) of the trading days had losses greater than $25 million and the largest loss was $119 million.

Histogram of Daily Trading-related Revenue
120
100
80
60
40
20
0
Number of Days
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Year Ended December 31, 2012
Year Ended December 31, 2011

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
A VaR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss the portfolio is expected to experience within a given confidence level based on historical data. With any VaR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VaR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VaR model may require additional modeling assumptions for new products that do not have extensive historical price data or for illiquid positions for which accurate daily prices are not consistently available.

A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model. Our VaR model utilizes three years of historical data. This time period was chosen to ensure that VaR reflects both a broad range of market movements as well as being sensitive to recent changes in market volatility. In addition, certain types of risks associated with positions that are illiquid and/or unobservable are not included in VaR. If these risks are determined to be material, the VaR model results will be supplemented.

Bank of America 2012 115

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
We use one VaR model that uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year. The number of actual backtesting excesses observed is dependent on current market performance relative to historic market volatility. Actual losses did not exceed daily trading VaR in 2012 or 2011. The graph below shows daily trading-related revenue and VaR for 2012. The large gains in daily trading-related revenue reflected near the end of the year, are due in part to above average activity in the markets leading up to news about the fiscal cliff.

Table 62 presents average, high and low daily trading VaR for 2012 and 2011.

Table 62	Market Risk VaR for Trading Activities

	2012			2011
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$21.4	$34.3	$11.5	$20.0	$48.6	$5.6
Interest rate	46.3	75.3	29.8	50.6	82.7	29.2
Credit	49.5	80.7	31.1	109.9	155.3	54.8
Real estate/mortgage	34.1	45.0	27.6	80.0	139.5	31.5
Equities	27.8	54.8	14.6	50.5	88.9	25.1
Commodities	13.0	17.7	7.2	18.9	33.8	8.4
Portfolio diversification	(117.1)	—	—	(163.1)	—	—
Total market-based trading portfolio	$75.0	$128.1	$41.9	$166.8	$318.6	$75.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

116 Bank of America 2012

The $92 million decrease in average VaR during 2012 was driven by reduced risk across most asset classes, with the largest reductions coming from the credit, real estate/mortgage and equities asset classes. In addition, volatile market data from 2008, which was a material contribution to the 2011 average, was no longer included in the three-year historical dataset for the 2012 average.
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
Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited lookback window, we also stress test our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from pre-defined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. For example, we currently include stress tests that contemplate a full or partial break-up of the Eurozone. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 68.
Interest Rate Risk Management for Nontrading Activities
The following discussion presents net interest income excluding the impact of trading-related activities.
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
The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. Our overall goal is to manage interest rate risk so that movements in interest rates do not significantly adversely affect core net interest income and capital.
The spot and 12-month forward rates used in our baseline forecast at December 31, 2012 and 2011 are presented in Table 63.

Table 63	Forward Rates

		December 31, 2012
		Federal Funds	Three-Month LIBOR	10-Year Swap
Spot rates		0.25%	0.31%	1.84%
12-month forward rates		0.25	0.37	2.10

		December 31, 2011
Spot rates		0.25%	0.58%	2.03%
12-month forward rates		0.25	0.75	2.29

Bank of America 2012 117

Table 64 shows the pre-tax dollar impact to forecasted net interest income over the next 12 months from December 31, 2012 and 2011, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For more information, see Net Interest Income Excluding Trading-related Net Interest Income on page 36.

Table 64			Estimated Net Interest Income Excluding Trading-related Net Interest Income

(Dollars in millions)	Short Rate (bps)	Long Rate (bps)	December 31
Curve Change			2012	2011
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$4,232	$2,883
-50 bps instantaneous shift	--50	--50	(2,250)	(1,795)
Flatteners
Short end instantaneous change	+100	—	2,159	979
Long end instantaneous change	—	--50	(1,597)	(1,319)
Steepeners
Short end instantaneous change	--50	—	(655)	(464)
Long end instantaneous change	—	+100	2,091	1,935
The sensitivity analysis in Table 64 assumes that we take no action in response to these rate shocks. Our net interest income was asset sensitive to a parallel move in interest rates at both December 31, 2012 and 2011. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
Securities
The securities portfolio is an integral part of our ALM positioning and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At December 31, 2012 and 2011, we held AFS debt securities with a fair value of $286.9 billion and $276.2 billion. During 2012 and 2011, we purchased AFS debt and other securities of $164.5 billion and $99.5 billion, sold $72.4 billion and $116.8 billion, and had maturities and received paydowns of $71.5 billion and $56.7 billion. We realized $1.7 billion and $3.4 billion in net gains on sales of debt securities during 2012 and 2011. At December 31, 2012 and 2011, we held $49.5 billion and $35.3 billion of held-to-maturity securities and $14.5 billion of other securities classified as other assets. There were no securities classified as other assets during 2011.
Accumulated OCI included after-tax net unrealized gains of $4.4 billion and $3.1 billion on AFS debt securities and $462 million and $3 million on AFS marketable equity securities at December 31, 2012 and 2011. For additional information on accumulated OCI, see Note 15 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The amount of pre-tax net unrealized gains on AFS debt securities increased $2.1 billion during 2012 to $7.0 billion, primarily due to the impact of lower rates. For additional information on our securities portfolio, see Note 4 – Securities to the Consolidated Financial Statements.

We recognized $53 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in 2012 compared to $299 million in 2011. The recognition of OTTI is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.
Residential Mortgage Portfolio
At December 31, 2012 and 2011, our residential mortgage portfolio was $243.2 billion and $262.3 billion which excluded $9.9 billion and $11.1 billion of discontinued real estate loans and $1.0 billion and $2.2 billion of consumer loans accounted for under the fair value option. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 93. The $19.1 billion decrease in 2012 was due to paydowns, charge-offs and transfers to foreclosed properties which more than offset new origination volume and repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.
During 2012, CRES and GWIM originated $35.4 billion in first-lien mortgages that we retained compared to $45.5 billion in 2011. Additionally, we repurchased $8.2 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA compared to repurchases of $7.8 billion in 2011. We received paydowns of $53.0 billion in 2012 compared to paydowns of $42.3 billion in 2011. There were no purchases of residential mortgages related to ALM activities in 2012 compared to $72 million in 2011. We sold $305 million of residential mortgages in 2012 compared to $109 million in 2011, all of which were originated residential mortgages. Gains recognized on the sales of residential mortgages in both periods were minimal.
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
Changes to the composition of our derivatives portfolio during 2012 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, the asset sensitivity of our balance sheet and the relative mix of our cash and derivative positions.

118 Bank of America 2012

Table 65 presents derivatives utilized in our ALM activities including those designated as accounting and market risk hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at December 31, 2012 and 2011. These amounts do not include derivative hedges on our MSRs.

Table 65	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2012
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$10,491								5.30
Notional amount		$85,899	$7,175	$7,604	$11,785	$11,362	$19,693	$28,280
Weighted-average fixed-rate		4.12%	4.06%	3.79%	3.56%	3.98%	3.89%	4.67%
Pay-fixed interest rate swaps (1, 2)	(4,903)								15.47
Notional amount		$26,548	$27	$3,989	$520	$1,025	$1,527	$19,460
Weighted-average fixed-rate		3.09%	6.91%	0.79%	2.30%	1.65%	1.84%	3.75%
Same-currency basis swaps (3)	45
Notional amount		$213,458	$82,716	$54,534	$19,995	$20,361	$13,542	$22,310
Foreign exchange basis swaps (2, 4, 5)	431
Notional amount		191,925	32,590	44,732	27,569	15,965	20,134	50,935
Option products (6)	(147)
Notional amount (7)		4,218	4,000	—	—	—	—	218
Foreign exchange contracts (2, 5, 8)	5,636
Notional amount (7)		(1,200)	(23,438)	8,615	1,303	582	6,183	5,555
Futures and forward rate contracts	24
Notional amount (7)		(11,595)	(11,595)	—	—	—	—	—
Net ALM contracts	$11,577

		December 31, 2011
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$13,989								5.99
Notional amount		$105,938	$22,422	$8,144	$7,604	$10,774	$11,660	$45,334
Weighted-average fixed-rate		4.09%	2.65%	3.70%	3.79%	4.01%	3.96%	4.98%
Pay-fixed interest rate swaps (1, 2)	(13,561)								12.17
Notional amount		$77,985	$2,150	$1,496	$1,750	$15,026	$8,951	$48,612
Weighted-average fixed-rate		3.29%	1.45%	2.68%	1.80%	2.35%	3.13%	3.76%
Same-currency basis swaps (3)	61
Notional amount		$222,641	$44,898	$83,248	$35,678	$14,134	$17,113	$27,570
Foreign exchange basis swaps (2, 4, 5)	3,409
Notional amount		262,428	60,359	49,161	55,111	20,401	43,360	34,036
Option products (6)	(1,875)
Notional amount (7)		10,413	1,500	2,950	600	300	458	4,605
Foreign exchange contracts (2, 5, 8)	2,522
Notional amount (7)		52,328	20,470	3,556	10,165	2,071	2,603	13,463
Futures and forward rate contracts	153
Notional amount (7)		12,160	12,160	—	—	—	—	—
Net ALM contracts	$4,698

(1)
At December 31, 2011, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and which will not be effective until their respective contractual start dates totaled $1.7 billion compared to none at December 31, 2012. The forward starting pay-fixed swap positions at December 31, 2012 and 2011 were $520 million and $8.8 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged using derivatives designated as fair value hedging instruments that substantially offset the fair values of these derivatives.

(3)
At December 31, 2012 and 2011, the notional amount of same-currency basis swaps consisted of $213.5 billion and $222.6 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $4.2 billion at December 31, 2012 were comprised of $18 million in purchased caps/floors and $4.2 billion in swaptions. Option products of $10.4 billion at December 31, 2011 were comprised of $30 million in purchased caps/floors and $10.4 billion in swaptions.

(7)	Reflects the net of long and short positions.

(8)
The notional amount of foreign exchange contracts of $(1.2) billion at December 31, 2012 was comprised of $41.9 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $10.5 billion in foreign currency-denominated pay-fixed swaps, and $(32.6) billion in net foreign currency forward rate contracts. Foreign exchange contracts of $52.3 billion at December 31, 2011 were comprised of $40.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $647 million in foreign currency-denominated pay-fixed swaps and $12.4 billion in net foreign currency forward rate contracts.

Bank of America 2012 119

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI, net-of-tax, were $2.9 billion and $3.8 billion at December 31, 2012 and 2011. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at December 31, 2012, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.0 billion, or 22 percent within the next year, 58 percent in years two through five, and 13 percent in years six through ten, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated non-U.S. entities at December 31, 2012.
Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used to hedge certain market risks of IRLCs and residential first mortgage LHFS. At December 31, 2012 and 2011, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $31.1 billion and $14.7 billion.
MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as MBS and U.S. Treasuries to hedge certain market risks of MSRs. The notional amounts of the derivative contracts and principal value of other securities hedging the MSRs were $2.5 trillion and $31.3 billion at December 31, 2012 compared to $2.6 trillion and $46.3 billion at December 31, 2011. In 2012, we recorded gains in mortgage banking income of $2.3 billion related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs compared to $6.3 billion for 2011. For additional information on MSRs, see Note 24 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 41.
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure to comply with requirements applicable to banking and financial services laws, rules and regulations. Compliance is at the core of the Corporation’s culture and is a key component of risk management discipline.
The Global Compliance organization is responsible for driving a culture of compliance; establishing compliance program requirements and related policies; executing the monitoring and testing of business controls; performing risk assessments on the businesses’ adherence to laws, rules and regulations as well as the effectiveness of business controls; overseeing remediation of compliance risks and issues executed by the businesses and supporting the identification, escalation and reporting of current, emerging and reputational compliance risk matters to senior management and the Board (or appropriate committee). Global Compliance is also responsible for facilitating processes to effectively manage regulatory changes and maintain constructive relationships with regulators.
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
Under the advanced measurement rules of the Basel 2 Framework, an operational loss event is an event that results in a loss and is associated with any of the following seven operational loss event categories: internal fraud; external fraud; employment practices and workplace safety; clients, products and business practices; damage to physical assets; business disruption and system failures; and execution, delivery and process management. Specific examples of loss events include robberies, credit card fraud, processing errors and physical losses from natural disasters.

120 Bank of America 2012

We approach operational risk management from two perspectives to manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. The Operational Risk Management Program incorporates the overarching processes for identifying, measuring, mitigating, controlling, monitoring, testing, reviewing operational risk, and reporting operational risk information to management and the Board. A sound internal governance structure enhances the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the CRO and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the Compliance and Operational Risk Committee (CORC) oversees the Corporation’s policies and processes for sound operational risk management. The CORC also serves as an escalation point for critical operational risk matters within the Corporation. The CORC reports operational risk activities to the Enterprise Risk Committee of the Board.
Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to businesses, enterprise control functions, senior management, governance committees and the Board.
Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. An annual Audit Plan ensures that coverage activities address the significant aspects of the Corporation’s risk profile. Risk assessments incorporating operational risk are completed within the audit planning process.
The business and enterprise control functions are responsible for managing all the risks within their units, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and RCSAs, operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each business and enterprise control function. Examples of these include personnel management practices; data reconciliation processes; fraud management units; transaction processing, monitoring and analysis; business recovery planning; and new product introduction processes. The business and enterprise control functions are also responsible for consistently implementing, and monitoring adherence to, corporate practices.
Business and enterprise control function management uses the enterprise RCSA process to identify and evaluate the status of risk and control issues, including mitigation plans, as appropriate. The goals of this process are to assess changing market and business conditions, evaluate key risks impacting each business and enterprise control function and assess the controls in place to mitigate the risks. The RCSA process is documented at periodic intervals. Key operational risk indicators for these risks have been developed and are used to help identify trends and issues on an enterprise, business and enterprise control function level. Independent review and challenge to the Corporation’s overall operational risk management framework is performed by the Corporate Operational Risk Validation Team.

Enterprise control functions have risk governance and control responsibilities for their enterprise programs (e.g., Global Technology and Operations Group, Chief Financial Officer Group, Global Marketing and Corporate Affairs, Global Human Resources). They provide insights on day-to-day risk activities throughout the Company by overseeing and managing the performance of their functions against Company-wide expectations. The enterprise control functions participate in the operational risk management process in two ways. First, these organizations manage risk in their functional department. Second, they provide specialized risk management services (e.g., information management, vendor management) within their area of expertise to the enterprise, businesses and other enterprise control functions they support. These groups also work with business and risk executives to develop and guide appropriate strategies, policies, practices, controls and monitoring tools for each business and enterprise control function relative to these programs.
Additionally, where appropriate, insurance policies are purchased to mitigate the impact of operational losses. These insurance policies are explicitly incorporated in the structural features of operational risk evaluation. As insurance recoveries, especially given recent market events, are subject to legal and financial uncertainty, the inclusion of these insurance policies is subject to reductions in their expected mitigating benefits.
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
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s loan portfolio excluding those loans accounted for under the fair value option. Changes to the allowance for credit losses are reported in the Corporation’s Consolidated Statement of Income in the provision for credit

Bank of America 2012 121

losses. Our process for determining the allowance for credit losses is discussed in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. We evaluate our allowance at the portfolio segment level and our portfolio segments are Home Loans, Credit Card and Other Consumer, and Commercial. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, countries, and borrowers’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.
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
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our Home Loans and Credit Card and Other Consumer portfolio segments, as well as our U.S. small business commercial portfolio within the Commercial portfolio segment. For each one percent increase in the loss rates on loans collectively evaluated for impairment in our Home Loans portfolio segment, excluding PCI loans, coupled with a one percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2012 would have increased by $147 million. PCI loans within our Home Loans portfolio segment are initially recorded at fair value. Applicable accounting guidance prohibits carry-over or creation of valuation allowances in the initial accounting. However, subsequent decreases in the expected cash flows from the date of acquisition result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan and lease losses. We subject our PCI portfolio to stress scenarios to evaluate the potential impact given certain events. A one percent decrease in the expected cash flows could result in a $208 million impairment of the portfolio, of which $99 million would be related to our discontinued real estate portfolio. For each one percent increase in the loss rates on loans collectively evaluated for impairment within our Credit Card and Other Consumer portfolio segment and U.S. small business commercial portfolio coupled with a one percent decrease in the expected cash flows on those loans individually evaluated for impairment within the portfolio segment and the U.S. small business commercial portfolio, the allowance for loan and lease losses at December 31, 2012 would have increased by $60 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within the Commercial portfolio segment (excluding the U.S. small business commercial portfolio). Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already risk-rated Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased by $2.2 billion at December 31, 2012.

The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2012 was 2.69 percent and these hypothetical increases in the allowance would raise the ratio to 2.98 percent.
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
Mortgage Servicing Rights
MSRs are nonfinancial assets that are created when a mortgage loan is sold and we retain the right to service the loan. We account for consumer MSRs at fair value with changes in fair value recorded in the Corporation’s Consolidated Statement of Income in mortgage banking income (loss). Commercial and residential reverse mortgage MSRs are accounted for using the amortization method, lower of cost or market value, with impairment recognized as a reduction of mortgage banking income (loss). At December 31, 2012, our total MSR balance was $5.9 billion.
We determine the fair value of our consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates key economic assumptions including estimates of prepayment rates and resultant weighted-average lives of the MSRs, and the option-adjusted spread levels. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. These assumptions are subjective in nature and changes in these assumptions could materially affect our operating results. For example, decreasing the prepayment rate assumption used in the valuation of our consumer MSRs by 10 percent while keeping all other assumptions unchanged could have resulted in an estimated increase of $510 million in MSRs and mortgage banking income (loss) at December 31, 2012. This impact does not reflect any hedge strategies that may be undertaken to mitigate such risk.
We manage potential changes in the fair value of MSRs through a comprehensive risk management program. The intent is to mitigate the effects of changes in the fair value of MSRs through the use of risk management instruments. To reduce the sensitivity of earnings to interest rate and market value fluctuations, securities including MBS and U.S. Treasuries, as well as certain derivatives such as options and interest rate swaps may be used to hedge certain market risks of the MSRs, but are not designated as accounting hedges. These instruments are carried at fair value with changes in fair value recognized in mortgage banking income (loss). For more information, see Mortgage Banking Risk Management on page 120.
For additional information on MSRs, including the sensitivity of weighted-average lives and the fair value of MSRs to changes in modeled assumptions, see Note 24 – Mortgage Servicing Rights to the Consolidated Financial Statements.

122 Bank of America 2012

Fair Value of Financial Instruments
We classify the fair values of financial instruments based on the fair value hierarchy under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. We carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and equity securities, certain MSRs and certain other assets at fair value. Also, we account for certain loans and loan commitments, LHFS, other short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt under the fair value option. For more information, see Note 21 – Fair Value Measurements and Note 22 – Fair Value Option to the Consolidated Financial Statements.
The fair values of assets and liabilities may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls that include: a model validation policy that requires review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs which can and do include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is tempered by the knowledge of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business.
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
Trading account profits, which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VaR modeling, which estimates a potential daily loss that we do not expect to exceed with a specified confidence level, to measure and manage market risk. For more information on VaR, see Trading Risk Management on page 114.
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

Bank of America 2012 123

Table 66	Level 3 Asset and Liability Summary

		December 31, 2012			December 31, 2011
(Dollars in millions)		Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets		$9,559	26.13%	0.43%	$11,455	22.21%	0.54%
Derivative assets		8,073	22.06	0.37	14,366	27.85	0.67
AFS debt securities		5,091	13.91	0.23	8,012	15.53	0.38
All other Level 3 assets at fair value		13,865	37.90	0.63	17,744	34.41	0.83
Total Level 3 assets at fair value (1)		$36,588	100.00%	1.66%	$51,577	100.00%	2.42%
		Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities		$6,605	73.51%	0.33%	$8,500	73.46%	0.45%
Long-term debt		2,301	25.61	0.12	2,943	25.43	0.15
All other Level 3 liabilities at fair value		79	0.88	0.01	128	1.11	0.01
Total Level 3 liabilities at fair value (1)		$8,985	100.00%	0.46%	$11,571	100.00%	0.61%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.
During 2012, we recognized net gains of $136 million on Level 3 assets and liabilities. The net gains were primarily gains on trading account assets, LHFS, and loans and leases, offset by losses on MSRs, long-term debt and net derivative assets. Unrealized gains on trading account assets were primarily due to mark-to-market gains on collateralized loan obligation positions due to strong market conditions, as well as mark-to-market gains on secondary loan positions held in inventory. Unrealized gains on LHFS were due to improved market conditions for mortgage whole loans in EMEA. Unrealized gains on loans and leases were due to an overall improvement in housing prices and lower loss severity. Unrealized losses on MSRs were primarily due to the impact of the decline in interest rates on forecasted prepayments. Unrealized losses on long-term debt were the result of improved credit spreads throughout the year. Losses on net derivative assets were primarily due to tightening spreads on credit derivatives and in the RMBS indices, as well as mark-to-market movement in various equity instruments, offset by mortgage production gains. There were net unrealized gains of $65 million in accumulated OCI on Level 3 assets and liabilities at December 31, 2012. For additional information on the components of net realized and unrealized gains and losses during 2012, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements.
Level 3 financial instruments, such as our consumer MSRs, may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources.
We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For additional information on the significant transfers into and out of Level 3 during 2012, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements.

Global Principal Investments
GPI is included within Equity Investments in All Other on page 52. GPI is comprised of a diversified portfolio of private equity, real estate and other alternative investments in both privately-held and publicly-traded companies. These investments are made either directly in a company or held through a fund. At December 31, 2012, this portfolio totaled $3.5 billion including $2.2 billion of non-public investments.
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
Accrued Income Taxes and Deferred Tax Assets
Accrued income taxes, reported as a component of accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet, represent the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 jurisdictions and consider many factors, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.

124 Bank of America 2012

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
Net deferred tax assets, reported as a component of other assets on the Corporation’s Consolidated Balance Sheet, represent the net decrease in taxes expected to be paid in the future because of net operating loss (NOL) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. NOL and tax credit carryforwards result in reductions to future tax liabilities, and many of these attributes can expire if not utilized within certain periods. We consider the need for valuation allowances to reduce net deferred tax assets to the amounts we estimate are more-likely-than-not to be realized.
While we have established some valuation allowances for certain state and non-U.S. deferred tax assets, we have concluded that our various estimates of future taxable income will be sufficient to realize all U.S. federal and U.K. deferred tax assets, including NOL and tax credit carryforwards, that are not subject to any special limitations (such as change-in-control limitations) prior to any expiration. The majority of our U.K. net deferred tax assets, which consist primarily of NOLs, are realizable by subsidiaries that have a recent history of cumulative losses. These deferred tax assets related to NOLs will be realized over an extended number of years. Significant decreases to our estimates of future taxable income could materially change our conclusions about how much of our tax attributes and other deferred tax assets are more-likely-than-not to be realized prior to their expiration. See Note 20 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information.
Goodwill and Intangible Assets
Background
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.
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
The Corporation’s common stock price remained low during 2012 and 2011. During these periods, our market capitalization remained below our recorded book value. We estimate that the fair value of all reporting units with assigned goodwill in aggregate as of the June 30, 2012 annual goodwill impairment test was $219.5 billion and the aggregate carrying value of all reporting units with assigned goodwill, as measured by allocated equity was $138.4 billion. The common stock market capitalization of the Corporation at June 30, 2012 was $88.2 billion ($125.1 billion at December 31, 2012). As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.
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

Bank of America 2012 125

In 2012, the IWM businesses within GWIM, including $230 million of goodwill, were moved to All Other in connection with the agreement we entered into during 2012 to sell these businesses. Prior periods have been reclassified.
2012 Annual Impairment Test
During the three months ended September 30, 2012, we completed our annual goodwill impairment test as of June 30, 2012 for all of our reporting units which had goodwill. Additionally, we also evaluated the U.K. Card business within All Other as the U.K. Card business comprises the majority of the goodwill included in All Other. In performing the first step of the annual goodwill impairment test, we compared the fair value of each reporting unit to its estimated carrying value as measured by allocated equity, including goodwill. To determine fair value, we utilized a combination of the market approach and income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premium used in the June 30, 2012 annual goodwill impairment test was 35 percent for all reporting units. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2012 annual goodwill impairment test ranged from 11 percent to 14 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from (0.2) percent to 7.2 percent. For certain revenue and expense items that have been significantly affected by the current economic environment, management developed separate long-term forecasts.
Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their respective fair values exceeded their carrying values indicating there was no impairment.
2011 Impairment Tests
During the three months ended December 31, 2011, a goodwill impairment test was performed for the European consumer card businesses reporting unit within All Other as it was likely that the carrying amount of the reporting unit exceeded the fair value due to a decrease in estimated future growth projections. We concluded that goodwill was impaired, and accordingly, recorded a goodwill impairment charge of $581 million.
During the three months ended June 30, 2011, as a consequence of the BNY Mellon Settlement entered into by the Corporation on June 28, 2011, the adverse impact of the incremental mortgage-related charges and the continued economic slowdown in the mortgage business, we performed a goodwill impairment test for the CRES reporting unit. We concluded that the remaining balance of goodwill of $2.6 billion was impaired, and accordingly, recorded a goodwill impairment charge to reduce the carrying value of the goodwill in CRES to zero.
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
The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests, and other relevant facts and circumstances. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $850 million or decrease of approximately $750 million in the representations and warranties liability as of December 31, 2012, excluding amounts related to the FNMA Settlement. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
For additional information on representations and warranties exposure and the corresponding range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54, as well as Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

126 Bank of America 2012

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
For a limited number of the matters disclosed in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, we are able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. For other disclosed matters for which a loss is probable or reasonably possible, such an estimate is not possible. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, the estimated range of possible loss represents what we believe to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies.

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

Bank of America 2012 127

2011 Compared to 2010
The following discussion and analysis provides a comparison of our results of operations for 2011 and 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 7 and 8 contain financial data to supplement this discussion.
Overview
Net Income (Loss)
Net income was $1.4 billion in 2011 compared to a net loss of $2.2 billion in 2010. Including preferred stock dividends, the net income applicable to common shareholders was $85 million, or $0.01 per diluted share. Those results compared to a net loss applicable to common shareholders of $3.6 billion, or $0.37 per diluted share for 2010.
Net Interest Income
Net interest income on a FTE basis was $45.6 billion for 2011, a decrease of $7.1 billion compared to 2010. The decline was primarily due to lower consumer loan balances and yields and decreased investment security yields, including the acceleration of purchase premium amortization from an increase in modeled prepayment expectations, and increased hedge ineffectiveness. Lower trading-related net interest income also negatively impacted 2011 results. These decreases were partially offset by ongoing reductions in our debt footprint and lower interest rates paid on deposits. The net interest yield on a FTE basis was 2.48 percent for 2011, a decrease of 30 bps compared to 2010 as the yield continued to be under pressure due to the aforementioned items and the low rate environment.
Noninterest Income
Noninterest income was $48.8 billion in 2011, a decrease of $9.9 billion compared to 2010.

•
Card income decreased $924 million primarily due to the implementation of new interchange fee rules under the Durbin Amendment, which became effective on October 1, 2011 and the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) provisions that were implemented during 2010.

•	Service charges decreased $1.3 billion largely due to the impact of overdraft policy changes in conjunction with Regulation E, which became effective in the third quarter of 2010.

•
Equity investment income increased $2.1 billion. The results for 2011 included $6.5 billion of gains on the sale of CCB shares, partially offset by $1.1 billion of impairment charges on our merchant services joint venture. The prior year included $2.5 billion of net gains which included the sales of certain strategic investments, $2.3 billion of gains in our GPI portfolio and $535 million of CCB dividends.

•
Trading account profits decreased $3.4 billion primarily due to adverse market conditions and extreme volatility in the credit markets compared to the prior year. Net DVA gains on derivatives were $1.0 billion in 2011 compared to $262 million in 2010 as a result of a widening of our credit spreads. Proprietary trading revenue was $434 million for the six months ended June 30, 2011 compared to $1.4 billion for 2010 due to Global Markets exiting its stand-alone proprietary trading business as of June 30, 2011.

•
Mortgage banking income decreased $11.6 billion primarily due to an $8.8 billion increase in the representations and warranties provision which was largely related to the BNY Mellon Settlement. Also contributing to the decline was lower production income due to a reduction in new loan origination volumes partially offset by an increase in servicing income.

•
Other income increased $4.5 billion primarily due to positive fair value adjustments of $3.3 billion related to widening of our own credit spreads on structured liabilities compared to $18 million in 2010. In addition, 2011 included a $771 million gain on the sale of Balboa as well as $1.2 billion of gains on the exchange of certain trust preferred securities for common stock and debt.

Provision for Credit Losses
The provision for credit losses was $13.4 billion for 2011, a decrease of $15.0 billion compared to 2010. The provision for credit losses was $7.4 billion lower than net charge-offs for 2011, resulting in a reduction in the allowance for credit losses primarily driven by lower delinquencies, improved collection rates and fewer bankruptcy filings across the U.S. credit card and unsecured consumer lending portfolios, and improvement in overall credit quality in the commercial real estate portfolio partially offset by additions to consumer PCI loan portfolio reserves. This compared to a $5.9 billion reduction in the allowance for credit losses in 2010.
Net charge-offs totaled $20.8 billion, or 2.24 percent of average loans and leases for 2011 compared to $34.3 billion, or 3.60 percent for 2010. The decrease in net charge-offs was primarily driven by improvements in general economic conditions that resulted in lower delinquencies, improved collection rates and fewer bankruptcy filings across the U.S. credit card and unsecured consumer lending portfolios, as well as lower losses in the home equity portfolio primarily driven by fewer delinquent loans.
Noninterest Expense
Noninterest expense was $80.3 billion for 2011, a decrease of $2.8 billion compared to 2010. Goodwill impairment charges were $3.2 billion for 2011 compared to $12.4 billion in the prior year. Personnel expense increased $1.8 billion for 2011 attributable to personnel costs related to the continued build-out of certain businesses, technology costs as well as increases in default-related servicing. Additionally, professional fees increased $686 million related to consulting fees for regulatory initiatives as well as higher legal expenses. Other general operating expenses increased $4.9 billion largely as a result of a $3.0 billion increase in litigation expense, primarily mortgage-related, and an increase of $1.6 billion in mortgage-related assessments and waivers costs. Merger and restructuring expenses decreased $1.2 billion in 2011.
Income Tax Expense
The income tax benefit was $1.7 billion on the pre-tax loss of $230 million for 2011 compared to income tax expense of $915 million on the pre-tax loss of $1.3 billion for 2010. These amounts are before FTE adjustments. The income tax benefit for 2011 was driven by recurring tax preference items, a $1.0 billion benefit from the release of the remaining valuation allowance applicable to the Merrill Lynch capital loss carryover deferred tax asset, and a benefit of $823 million for planned realization of previously unrecognized deferred tax assets related to the tax basis in certain

128 Bank of America 2012

subsidiaries. These benefits were partially offset by the $782 million tax charge related to the enactment of a two percent reduction in the U.K. corporate income tax rate. The effective tax rate for 2010 excluding goodwill impairment charges was 8.3 percent. In addition to our recurring tax preference items, this rate was driven by a $1.7 billion benefit from the release of a portion of the valuation allowance applicable to the Merrill Lynch capital loss carryover deferred tax asset, partially offset by the $392 million charge from a one percent reduction to the U.K. corporate income tax rate enacted during 2010.
Business Segment Operations
Consumer & Business Banking
CBB recorded net income of $7.4 billion in 2011 compared to a net loss of $5.1 billion in 2010 primarily due to a $10.4 billion goodwill impairment charge in 2010 and a decrease in the provision for credit losses, partially offset by a decline in revenue. The decline in revenue was primarily driven by lower average loan balances and yields, lower service charges reflecting the impact of overdraft policy changes in conjunction with Regulation E that were fully implemented during the third quarter of 2010, the implementation of the Durbin Amendment in the fourth quarter of 2011, the gain on the sale of our MasterCard position in 2010 and the implementation of the CARD Act. The provision for credit losses decreased $8.2 billion to $3.5 billion reflecting improving economic conditions and lower loan balances. Noninterest expense decreased $10.9 billion to $17.7 billion primarily due to the goodwill impairment charge in 2010 and lower litigation and operating expenses, partially offset by an increase in FDIC expense.
Consumer Real Estate Services
CRES recorded a net loss of $19.5 billion in 2011 compared to $8.9 billion in 2010 primarily due to an increase in representations and warranties provision, lower core production income, a decrease in insurance income due to the sale of Balboa in 2011, and an increase in noninterest expense. Mortgage banking income declined driven by the increased representations and warranties provision and lower core production income due to a drop in market share combined with the decline in the overall market demand for mortgages in 2011. The provision for credit losses decreased $4.0 billion to $4.5 billion primarily driven by improving portfolio trends, including lower reserve additions in the Countrywide PCI home equity portfolio. Noninterest expense increased $7.0 billion to $21.8 billion due to higher litigation expense, increased mortgage-related assessments and waivers costs, higher default-related and other loss mitigation expenses and a higher goodwill impairment charge, partially offset by lower insurance and production expenses.
Global Banking
Global Banking recorded net income of $6.0 billion in 2011 compared to $4.9 billion in 2010 primarily driven by lower provision for credit losses, partially offset by lower revenue. Revenue decreased $432 million to $17.3 billion primarily driven by lower net interest income related to ALM activities and lower accretion on acquired portfolios, partially offset by the impact of higher average loan and deposit balances. The provision for credit losses improved $2.4 billion to a benefit of $1.1 billion driven by the positive impact of the economic environment on the credit portfolio and an accelerated rate of loan resolutions in the commercial real estate portfolio. Noninterest expense increased $215 million to $8.9 billion as higher FDIC expense was partially offset by lower personnel and occupancy expenses.
Global Markets
Global Markets recorded net income of $1.0 billion in 2011 compared to $4.3 billion in 2010 driven by a decline in sales and trading revenue due to a challenging market environment, partially offset by net DVA gains. Sales and trading revenue, excluding net DVA, was $11.8 billion in 2011 compared to $16.4 billion in 2010. Noninterest expense increased $470 million to $12.2 billion primarily driven by increased costs related to investments in infrastructure. Income tax expense included a $774 million charge to reduce the carrying value of the deferred tax assets as a result of a reduction in the U.K. corporate income tax rate enacted during 2011 compared to a charge of $388 million for a rate reduction enacted in 2010.
Global Wealth & Investment Management
GWIM recorded net income of $1.7 billion in 2011 compared to $1.3 billion in 2010 driven by higher asset management fees, higher net interest income and lower credit costs, partially offset by higher noninterest expense. Net interest income increased $338 million to $5.9 billion as the impact of higher average deposit balances more than offset the impact of a lower rate environment. Noninterest income increased $774 million to $10.6 billion primarily due to higher asset management fees driven by higher average markets levels in 2011 compared to 2010 and continued long-term AUM flows. The provision for credit losses decreased $248 million to $398 million driven by improving portfolio trends. Noninterest expense increased $1.1 billion to $13.4 billion due primarily to higher volume-driven expenses and personnel costs associated with the continued investment in the business.
All Other
All Other recorded net income of $4.7 billion in 2011 compared to $1.3 billion in 2010 primarily due to higher noninterest income and lower merger and restructuring charges. Noninterest income increased $7.3 billion to $14.1 billion due to positive fair value adjustments related to our own credit spreads on structured liabilities of $3.3 billion in 2011 compared to $18 million in 2010. Equity investment income increased $2.5 billion as a result of a $6.5 billion gain from the sale of CCB shares partially offset by $1.1 billion of impairment charges on our merchant services joint venture and a decrease of $1.9 billion in GPI income. A goodwill impairment charge of $581 million was recorded during 2011 as a result of a change in the estimated value of the European consumer card business. The prior year included $1.2 billion of gains on the sales of certain strategic investments. The provision for credit losses decreased $152 million to $6.2 billion primarily due to divestitures, improvements in the non-U.S. credit card portfolio and run-off, partially offset by the impact of a continuing decline in home prices.

Bank of America 2012 129

Statistical Tables

Table I Average Balances and Interest Rates – FTE Basis

	2012			2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$22,888	$237	1.03%	$28,242	$366	1.29%	$27,419	$292	1.06%
Federal funds sold and securities borrowed or purchased under agreements to resell	236,042	1,502	0.64	245,069	2,147	0.88	256,943	1,832	0.71
Trading account assets	182,359	5,306	2.91	187,340	6,142	3.28	213,745	7,050	3.30
Debt securities (2)	337,653	8,798	2.61	337,120	9,602	2.85	323,946	11,850	3.66
Loans and leases (3):
Residential mortgage (4)	253,050	9,470	3.74	265,546	11,096	4.18	245,727	11,736	4.78
Home equity	117,197	4,418	3.77	130,781	5,041	3.85	145,860	5,990	4.11
Discontinued real estate	11,256	383	3.40	14,730	501	3.40	13,830	527	3.81
U.S. credit card	94,863	9,504	10.02	105,478	10,808	10.25	117,962	12,644	10.72
Non-U.S. credit card	13,549	1,572	11.60	24,049	2,656	11.04	28,011	3,450	12.32
Direct/Indirect consumer (5)	84,424	2,900	3.44	90,163	3,716	4.12	96,649	4,753	4.92
Other consumer (6)	2,359	140	5.95	2,760	176	6.39	2,927	186	6.34
Total consumer	576,698	28,387	4.92	633,507	33,994	5.37	650,966	39,286	6.04
U.S. commercial	201,352	6,979	3.47	192,524	7,360	3.82	195,895	7,909	4.04
Commercial real estate (7)	37,982	1,332	3.51	44,406	1,522	3.43	59,947	2,000	3.34
Commercial lease financing	21,879	874	4.00	21,383	1,001	4.68	21,427	1,070	4.99
Non-U.S. commercial	60,857	1,594	2.62	46,276	1,382	2.99	30,096	1,091	3.62
Total commercial	322,070	10,779	3.35	304,589	11,265	3.70	307,365	12,070	3.93
Total loans and leases	898,768	39,166	4.36	938,096	45,259	4.82	958,331	51,356	5.36
Other earning assets	92,259	3,103	3.36	98,792	3,506	3.55	117,189	3,919	3.34
Total earning assets (8)	1,769,969	58,112	3.28	1,834,659	67,022	3.65	1,897,573	76,299	4.02
Cash and cash equivalents (1)	115,739	189		112,616	186		174,621	368
Other assets, less allowance for loan and lease losses	305,648			349,047			367,412
Total assets	$2,191,356			$2,296,322			$2,439,606
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,453	$45	0.11%	$40,364	$100	0.25%	$36,649	$157	0.43%
NOW and money market deposit accounts	466,096	693	0.15	470,519	1,060	0.23	441,589	1,405	0.32
Consumer CDs and IRAs	95,559	693	0.73	110,922	1,045	0.94	142,648	1,723	1.21
Negotiable CDs, public funds and other deposits	20,928	128	0.61	17,227	120	0.70	17,683	226	1.28
Total U.S. interest-bearing deposits	624,036	1,559	0.25	639,032	2,325	0.36	638,569	3,511	0.55
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	14,644	94	0.64	20,563	138	0.67	18,102	144	0.80
Governments and official institutions	1,019	4	0.35	1,985	7	0.35	3,349	10	0.28
Time, savings and other	53,411	333	0.62	61,851	532	0.86	55,059	332	0.60
Total non-U.S. interest-bearing deposits	69,074	431	0.62	84,399	677	0.80	76,510	486	0.64
Total interest-bearing deposits	693,110	1,990	0.29	723,431	3,002	0.42	715,079	3,997	0.56
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	318,400	3,572	1.12	324,269	4,599	1.42	430,329	3,699	0.86
Trading account liabilities	78,554	1,763	2.24	84,689	2,212	2.61	91,669	2,571	2.80
Long-term debt	316,393	9,419	2.98	421,229	11,807	2.80	490,497	13,707	2.79
Total interest-bearing liabilities (8)	1,406,457	16,744	1.19	1,553,618	21,620	1.39	1,727,574	23,974	1.39
Noninterest-bearing sources:
Noninterest-bearing deposits	354,672			312,371			273,507
Other liabilities	194,550			201,238			205,290
Shareholders’ equity	235,677			229,095			233,235
Total liabilities and shareholders’ equity	$2,191,356			$2,296,322			$2,439,606
Net interest spread			2.09%			2.26%			2.63%
Impact of noninterest-bearing sources			0.25			0.21			0.13
Net interest income/yield on earning assets (1)		$41,368	2.34%		$45,402	2.47%		$52,325	2.76%

(1)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. In addition, for 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, which are included in the time deposits placed and other short-term investments line in prior periods, have been included in the cash and cash equivalents line. Net interest income and net interest yield are calculated excluding these fees.

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

(4)	Includes non-U.S. residential mortgage loans of $90 million, $91 million and $410 million in 2012, 2011 and 2010, respectively.

(5)	Includes non-U.S. consumer loans of $7.8 billion, $8.5 billion and $7.9 billion in 2012, 2011 and 2010, respectively.

(6)
Includes consumer finance loans of $1.5 billion, $1.8 billion and $2.1 billion; other non-U.S. consumer loans of $699 million, $878 million and $731 million; and consumer overdrafts of $128 million, $93 million and $111 million in 2012, 2011 and 2010, respectively.

(7)
Includes U.S. commercial real estate loans of $36.4 billion, $42.1 billion and $57.3 billion; and non-U.S. commercial real estate loans of $1.6 billion, $2.3 billion and $2.7 billion in 2012, 2011 and 2010, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $754 million, $2.6 billion and $1.4 billion in 2012, 2011 and 2010, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $2.3 billion, $2.6 billion and $3.5 billion in 2012, 2011 and 2010, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 117.

130 Bank of America 2012

Table II Analysis of Changes in Net Interest Income – FTE Basis

	From 2011 to 2012			From 2010 to 2011
	Due to Change in (1)			Due to Change in (1)
(Dollars in millions)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income
Time deposits placed and other short-term investments (2)	$(71)	$(58)	$(129)	$7	$67	$74
Federal funds sold and securities borrowed or purchased under agreements to resell	(70)	(575)	(645)	(92)	407	315
Trading account assets	(161)	(675)	(836)	(868)	(40)	(908)
Debt securities	21	(825)	(804)	489	(2,737)	(2,248)
Loans and leases:
Residential mortgage	(519)	(1,107)	(1,626)	957	(1,597)	(640)
Home equity	(529)	(94)	(623)	(615)	(334)	(949)
Discontinued real estate	(118)	—	(118)	34	(60)	(26)
U.S. credit card	(1,085)	(219)	(1,304)	(1,337)	(499)	(1,836)
Non-U.S. credit card	(1,160)	76	(1,084)	(487)	(307)	(794)
Direct/Indirect consumer	(238)	(578)	(816)	(317)	(720)	(1,037)
Other consumer	(25)	(11)	(36)	(11)	1	(10)
Total consumer			(5,607)			(5,292)
U.S. commercial	332	(713)	(381)	(131)	(418)	(549)
Commercial real estate	(219)	29	(190)	(517)	39	(478)
Commercial lease financing	23	(150)	(127)	(3)	(66)	(69)
Non-U.S. commercial	438	(226)	212	584	(293)	291
Total commercial			(486)			(805)
Total loans and leases			(6,093)			(6,097)
Other earning assets	(231)	(172)	(403)	(619)	206	(413)
Total interest income			$(8,910)			$(9,277)
Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$4	$(59)	$(55)	$17	$(74)	$(57)
NOW and money market deposit accounts	12	(379)	(367)	101	(446)	(345)
Consumer CDs and IRAs	(147)	(205)	(352)	(381)	(297)	(678)
Negotiable CDs, public funds and other deposits	26	(18)	8	(5)	(101)	(106)
Total U.S. interest-bearing deposits			(766)			(1,186)
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	(40)	(4)	(44)	21	(27)	(6)
Governments and official institutions	(3)	—	(3)	(4)	1	(3)
Time, savings and other	(73)	(126)	(199)	39	161	200
Total non-U.S. interest-bearing deposits			(246)			191
Total interest-bearing deposits			(1,012)			(995)
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	(78)	(949)	(1,027)	(910)	1,810	900
Trading account liabilities	(162)	(287)	(449)	(200)	(159)	(359)
Long-term debt	(2,948)	560	(2,388)	(1,955)	55	(1,900)
Total interest expense			(4,876)			(2,354)
Net decrease in interest income (2)			$(4,034)			$(6,923)

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.

(2)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. In addition, for 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, which are included in the time deposits placed and other short-term investments line in prior periods, have been included in the cash and cash equivalents line. Net interest income in the table is calculated excluding these fees.

Bank of America 2012 131

Table III Preferred Stock Cash Dividend Summary (as of February 28, 2013)

	December 31, 2012
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	January 23, 2013	April 11, 2013	April 25, 2013	7.00%	$1.75
		October 24, 2012	January 11, 2013	January 25, 2013	7.00	1.75
		July 11, 2012	October 11, 2012	October 25, 2012	7.00	1.75
		April 11, 2012	July 11, 2012	July 25, 2012	7.00	1.75
		January 11, 2012	April 11, 2012	April 25, 2012	7.00	1.75
Series D (2)	$654	January 3, 2013	February 28, 2013	March 14, 2013	6.204%	$0.38775
		October 1, 2012	November 30, 2012	December 14, 2012	6.204	0.38775
		July 3, 2012	August 31, 2012	September 14, 2012	6.204	0.38775
		April 3, 2012	May 31, 2012	June 14, 2012	6.204	0.38775
		January 4, 2012	February 29, 2012	March 14, 2012	6.204	0.38775
Series E (2)	$317	January 3, 2013	January 31, 2013	February 15, 2013	Floating	$0.25556
		October 1, 2012	October 31, 2012	November 15, 2012	Floating	0.25556
		July 3, 2012	July 31, 2012	August 15, 2012	Floating	0.25556
		April 3, 2012	April 30, 2012	May 15, 2012	Floating	0.25000
		January 4, 2012	January 31, 2012	February 15, 2012	Floating	0.25556
Series F	$141	January 3, 2013	February 28, 2013	March 15, 2013	Floating	$1,000.00
		October 1, 2012	November 30, 2012	December 17, 2012	Floating	1,011.11
		July 3, 2012	August 31, 2012	September 17, 2012	Floating	1,022.22
		April 3, 2012	May 31, 2012	June 15, 2012	Floating	1,022.22
Series G	$493	January 3, 2013	February 28, 2013	March 15, 2013	Adjustable	$1,000.00
		October 1, 2012	November 30, 2012	December 17, 2012	Adjustable	1,011.11
		July 3, 2012	August 31, 2012	September 17, 2012	Adjustable	1,022.22
		April 3, 2012	May 31, 2012	June 15, 2012	Adjustable	1,022.22
Series H (2)	$2,862	January 3, 2013	January 15, 2013	February 1, 2013	8.20%	$0.51250
		October 1, 2012	October 15, 2012	November 1, 2012	8.20	0.51250
		July 3, 2012	July 15, 2012	August 1, 2012	8.20	0.51250
		April 3, 2012	April 15, 2012	May 1, 2012	8.20	0.51250
		January 4, 2012	January 15, 2012	February 1, 2012	8.20	0.51250
Series I (2)	$365	January 3, 2013	March 15, 2013	April 1, 2013	6.625%	$0.41406
		October 1, 2012	December 15, 2012	January 2, 2013	6.625	0.41406
		July 3, 2012	September 15, 2012	October 1, 2012	6.625	0.41406
		April 3, 2012	June 15, 2012	July 2, 2012	6.625	0.41406
		January 4, 2012	March 15, 2012	April 2, 2012	6.625	0.41406
Series J (2)	$951	January 3, 2013	January 15, 2013	February 1, 2013	7.25%	$0.45312
		October 1, 2012	October 15, 2012	November 1, 2012	7.25	0.45312
		July 3, 2012	July 15, 2012	August 1, 2012	7.25	0.45312
		April 3, 2012	April 15, 2012	May 1, 2012	7.25	0.45312
		January 4, 2012	January 15, 2012	February 1, 2012	7.25	0.45312
Series K (3, 4)	$1,544	January 3, 2013	January 15, 2013	January 30, 2013	Fixed-to-floating	$40.00
		July 3, 2012	July 15, 2012	July 30, 2012	Fixed-to-floating	40.00
		January 4, 2012	January 15, 2012	January 30, 2012	Fixed-to-floating	40.00
Series L	$3,080	December 17, 2012	January 1, 2013	January 30, 2013	7.25%	$18.125
		September 17, 2012	October 1, 2012	October 30, 2012	7.25	18.125
		June 15, 2012	July 1, 2012	July 30, 2012	7.25	18.125
		March 16, 2012	April 1, 2012	April 30, 2012	7.25	18.125
Series M (3, 4)	$1,310	October 1, 2012	October 31, 2012	November 15, 2012	Fixed-to-floating	$40.625
		April 3, 2012	April 30, 2012	May 15, 2012	Fixed-to-floating	40.625
Series T (1)	$5,000	December 17, 2012	December 31, 2012	January 10, 2013	6.00%	$1,500.00
		September 17, 2012	September 24, 2012	October 10, 2012	6.00	1,500.00
		June 15, 2012	June 25, 2012	July 10, 2012	6.00	1,500.00
		March 16, 2012	March 26, 2012	April 10, 2012	6.00	1,500.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

132 Bank of America 2012

Table III Preferred Stock Cash Dividend Summary (as of February 28, 2013) (continued)

	December 31, 2012
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (5)	$98	January 3, 2013	February 15, 2013	February 28, 2013	Floating	$0.18750
		October 1, 2012	November 15, 2012	November 28, 2012	Floating	0.18750
		July 3, 2012	August 15, 2012	August 28, 2012	Floating	0.18750
		April 3, 2012	May 15, 2012	May 29, 2012	Floating	0.18750
		January 4, 2012	February 15, 2012	February 28, 2012	Floating	0.19167
Series 2 (5)	$299	January 3, 2013	February 15, 2013	February 28, 2013	Floating	$0.19167
		October 1, 2012	November 15, 2012	November 28, 2012	Floating	0.19167
		July 3, 2012	August 15, 2012	August 28, 2012	Floating	0.19167
		April 3, 2012	May 15, 2012	May 29, 2012	Floating	0.18750
		January 4, 2012	February 15, 2012	February 28, 2012	Floating	0.19167
Series 3 (5)	$653	January 3, 2013	February 15, 2013	February 28, 2013	6.375%	$0.39843
		October 1, 2012	November 15, 2012	November 28, 2012	6.375	0.39843
		July 3, 2012	August 15, 2012	August 28, 2012	6.375	0.39843
		April 3, 2012	May 15, 2012	May 29, 2012	6.375	0.39843
		January 4, 2012	February 15, 2012	February 28, 2012	6.375	0.39843
Series 4 (5)	$210	January 3, 2013	February 15, 2013	February 28, 2013	Floating	$0.25556
		October 1, 2012	November 15, 2012	November 28, 2012	Floating	0.25556
		July 3, 2012	August 15, 2012	August 28, 2012	Floating	0.25556
		April 3, 2012	May 15, 2012	May 29, 2012	Floating	0.25000
		January 4, 2012	February 15, 2012	February 28, 2012	Floating	0.25556
Series 5 (5)	$422	January 3, 2013	February 1, 2013	February 21, 2013	Floating	$0.25556
		October 1, 2012	November 1, 2012	November 21, 2012	Floating	0.25556
		July 3, 2012	August 1, 2012	August 21, 2012	Floating	0.25556
		April 3, 2012	May 1, 2012	May 21, 2012	Floating	0.25000
		January 4, 2012	February 1, 2012	February 21, 2012	Floating	0.25556
Series 6 (6)	$59	January 3, 2013	March 15, 2013	March 29, 2013	6.70%	$0.41875
		October 1, 2012	December 14, 2012	December 28, 2012	6.70	0.41875
		July 3, 2012	September 14, 2012	September 28, 2012	6.70	0.41875
		April 3, 2012	June 15, 2012	June 29, 2012	6.70	0.41875
		January 4, 2012	March 15, 2012	March 30, 2012	6.70	0.41875
Series 7 (6)	$17	January 3, 2013	March 15, 2013	March 29, 2013	6.25%	$0.39062
		October 1, 2012	December 14, 2012	December 28, 2012	6.25	0.39062
		July 3, 2012	September 14, 2012	September 28, 2012	6.25	0.39062
		April 3, 2012	June 15, 2012	June 29, 2012	6.25	0.39062
		January 4, 2012	March 15, 2012	March 30, 2012	6.25	0.39062
Series 8 (5)	$2,673	January 3, 2013	February 15, 2013	February 28, 2013	8.625%	$0.53906
		October 1, 2012	November 15, 2012	November 28, 2012	8.625	0.53906
		July 3, 2012	August 15, 2012	August 28, 2012	8.625	0.53906
		April 3, 2012	May 15, 2012	May 29, 2012	8.625	0.53906
		January 4, 2012	February 15, 2012	February 28, 2012	8.625	0.53906

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

Bank of America 2012 133

Table IV Outstanding Loans and Leases

	December 31
(Dollars in millions)	2012 (1)	2011 (1)	2010 (1)	2009	2008
Consumer
Residential mortgage (2)	$243,181	$262,290	$257,973	$242,129	$248,063
Home equity	107,996	124,699	137,981	149,126	152,483
Discontinued real estate (3)	9,892	11,095	13,108	14,854	19,981
U.S. credit card	94,835	102,291	113,785	49,453	64,128
Non-U.S. credit card	11,697	14,418	27,465	21,656	17,146
Direct/Indirect consumer (4)	83,205	89,713	90,308	97,236	83,436
Other consumer (5)	1,628	2,688	2,830	3,110	3,442
Total consumer loans	552,434	607,194	643,450	577,564	588,679
Consumer loans accounted for under the fair value option (6)	1,005	2,190	—	—	—
Total consumer	553,439	609,384	643,450	577,564	588,679
Commercial
U.S. commercial (7)	209,719	193,199	190,305	198,903	219,233
Commercial real estate (8)	38,637	39,596	49,393	69,447	64,701
Commercial lease financing	23,843	21,989	21,942	22,199	22,400
Non-U.S. commercial	74,184	55,418	32,029	27,079	31,020
Total commercial loans	346,383	310,202	293,669	317,628	337,354
Commercial loans accounted for under the fair value option (6)	7,997	6,614	3,321	4,936	5,413
Total commercial	354,380	316,816	296,990	322,564	342,767
Total loans and leases	$907,819	$926,200	$940,440	$900,128	$931,446

(1)	2012, 2011 and 2010 periods are presented in accordance with consolidation guidance that was effective January 1, 2010.

(2)
Includes non-U.S. residential mortgage loans of $93 million, $85 million, $90 million and $552 million at December 31, 2012, 2011, 2010 and 2009, respectively. There were no material non-U.S. residential mortgage loans prior to January 1, 2009.

(3)
Includes $8.8 billion, $9.9 billion, $11.8 billion, $13.4 billion and $18.2 billion of pay option loans, and $1.1 billion, $1.2 billion, $1.3 billion, $1.5 billion and $1.8 billion of subprime loans at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. We no longer originate these products.

(4)
Includes dealer financial services loans of $35.9 billion, $43.0 billion, $43.3 billion, $41.6 billion and $40.1 billion, consumer lending loans of $4.7 billion, $8.0 billion, $12.4 billion, $19.7 billion and $28.2 billion, U.S. securities-based lending margin loans of $28.3 billion, $23.6 billion, $16.6 billion, $12.9 billion and $0, student loans of $4.8 billion, $6.0 billion, $6.8 billion, $10.8 billion and $8.3 billion, non-U.S. consumer loans of $8.3 billion, $7.6 billion, $8.0 billion, $8.0 billion and $1.8 billion, and other consumer loans of $1.2 billion, $1.5 billion, $3.2 billion, $4.2 billion and $5.0 billion at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(5)
Includes consumer finance loans of $1.4 billion, $1.7 billion, $1.9 billion, $2.3 billion and $2.6 billion, other non-U.S. consumer loans of $5 million, $929 million, $803 million, $709 million and $618 million, and consumer overdrafts of $177 million, $103 million, $88 million, $144 million and $211 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(6)
Consumer loans accounted for under the fair value option were residential mortgage loans of $147 million and $906 million, discontinued real estate loans of $858 million and $1.3 billion at December 31, 2012 and 2011. There were no consumer loans accounted for under the fair value option prior to 2011. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.3 billion, $2.2 billion, $1.6 billion, $3.0 billion and $3.5 billion, commercial real estate loans of $0, $0, $79 million, $90 million and $203 million, and non-U.S. commercial loans of $5.7 billion, $4.4 billion, $1.7 billion, $1.9 billion and $1.7 billion at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(7)
Includes U.S. small business commercial loans, including card-related products, of $12.6 billion, $13.3 billion, $14.7 billion, $17.5 billion and $19.1 billion at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(8)
Includes U.S. commercial real estate loans of $37.2 billion, $37.8 billion, $46.9 billion, $66.5 billion and $63.7 billion, and non-U.S. commercial real estate loans of $1.5 billion, $1.8 billion, $2.5 billion, $3.0 billion and $979 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

134 Bank of America 2012

Table V Nonperforming Loans, Leases and Foreclosed Properties (1)

	December 31
(Dollars in millions)	2012	2011	2010	2009	2008
Consumer
Residential mortgage	$14,808	$15,970	$17,691	$16,596	$7,057
Home equity	4,281	2,453	2,694	3,804	2,637
Discontinued real estate	248	290	331	249	77
Direct/Indirect consumer	92	40	90	86	26
Other consumer	2	15	48	104	91
Total consumer (2)	19,431	18,768	20,854	20,839	9,888
Commercial
U.S. commercial	1,484	2,174	3,453	4,925	2,040
Commercial real estate	1,513	3,880	5,829	7,286	3,906
Commercial lease financing	44	26	117	115	56
Non-U.S. commercial	68	143	233	177	290
	3,109	6,223	9,632	12,503	6,292
U.S. small business commercial	115	114	204	200	205
Total commercial (3)	3,224	6,337	9,836	12,703	6,497
Total nonperforming loans and leases	22,655	25,105	30,690	33,542	16,385
Foreclosed properties	900	2,603	1,974	2,205	1,827
Total nonperforming loans, leases and foreclosed properties	$23,555	$27,708	$32,664	$35,747	$18,212

(1)
Balances do not include PCI loans even though the customer may be contractually past due. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan. In addition, balances do not include foreclosed properties that are insured by the FHA of $2.5 billion and $1.4 billion at December 31, 2012 and 2011.

(2)
In 2012, $2.7 billion in interest income was estimated to be contractually due on consumer loans and leases classified as nonperforming at December 31, 2012 provided that these loans and leases had been paying according to their terms and conditions, including TDRs of which $20.0 billion were performing at December 31, 2012 and not included in the table above. Approximately $1.2 billion of the estimated $2.7 billion in contractual interest was received and included in earnings for 2012.

(3)
In 2012, $266 million in interest income was estimated to be contractually due on commercial loans and leases classified as nonperforming at December 31, 2012 provided that these loans and leases had been paying according to their terms and conditions, including TDRs of which $1.7 billion were performing at December 31, 2012 and not included in the table above. Approximately $106 million of the estimated $266 million in contractual interest was received and included in earnings for 2012.

Table VI Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2012	2011	2010	2009	2008
Consumer
Residential mortgage (2)	$22,157	$21,164	$16,768	$11,680	$372
U.S. credit card	1,437	2,070	3,320	2,158	2,197
Non-U.S. credit card	212	342	599	515	368
Direct/Indirect consumer	545	746	1,058	1,488	1,370
Other consumer	2	2	2	3	4
Total consumer	24,353	24,324	21,747	15,844	4,311
Commercial
U.S. commercial	65	75	236	213	381
Commercial real estate	29	7	47	80	52
Commercial lease financing	15	14	18	32	23
Non-U.S. commercial	—	—	6	67	7
	109	96	307	392	463
U.S. small business commercial	120	216	325	624	640
Total commercial	229	312	632	1,016	1,103
Total accruing loans and leases past due 90 days or more (3)	$24,582	$24,636	$22,379	$16,860	$5,414

(1)
Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option as referenced in footnote 3.

(2)	Balances are fully-insured loans.

(3)
Balances exclude loans accounted for under the fair value option. At December 31, 2012, 2011, 2010 and 2008, there were no loans accounted for under the fair value option that were past due 90 days or more and still accruing interest. At December 31, 2009, approximately $87 million of loans accounted for under the fair value option were past due 90 days or more and still accruing interest.

Bank of America 2012 135

Table VII Allowance for Credit Losses

(Dollars in millions)	2012	2011	2010	2009	2008
Allowance for loan and lease losses, January 1 (1)	$33,783	$41,885	$47,988	$23,071	$11,588
Loans and leases charged off
Residential mortgage	(3,211)	(4,195)	(3,779)	(4,436)	(964)
Home equity	(4,566)	(4,990)	(7,059)	(7,205)	(3,597)
Discontinued real estate	(72)	(106)	(77)	(104)	(19)
U.S. credit card	(5,360)	(8,114)	(13,818)	(6,753)	(4,469)
Non-U.S. credit card	(835)	(1,691)	(2,424)	(1,332)	(639)
Direct/Indirect consumer	(1,258)	(2,190)	(4,303)	(6,406)	(3,777)
Other consumer	(274)	(252)	(320)	(491)	(461)
Total consumer charge-offs	(15,576)	(21,538)	(31,780)	(26,727)	(13,926)
U.S. commercial (2)	(1,309)	(1,690)	(3,190)	(5,237)	(2,567)
Commercial real estate	(719)	(1,298)	(2,185)	(2,744)	(895)
Commercial lease financing	(32)	(61)	(96)	(217)	(79)
Non-U.S. commercial	(36)	(155)	(139)	(558)	(199)
Total commercial charge-offs	(2,096)	(3,204)	(5,610)	(8,756)	(3,740)
Total loans and leases charged off	(17,672)	(24,742)	(37,390)	(35,483)	(17,666)
Recoveries of loans and leases previously charged off
Residential mortgage	158	363	109	86	39
Home equity	329	517	278	155	101
Discontinued real estate	9	14	9	3	3
U.S. credit card	728	838	791	206	308
Non-U.S. credit card	254	522	217	93	88
Direct/Indirect consumer	495	714	967	943	663
Other consumer	42	50	59	63	62
Total consumer recoveries	2,015	3,018	2,430	1,549	1,264
U.S. commercial (3)	368	500	391	161	118
Commercial real estate	335	351	168	42	8
Commercial lease financing	38	37	39	22	19
Non-U.S. commercial	8	3	28	21	26
Total commercial recoveries	749	891	626	246	171
Total recoveries of loans and leases previously charged off	2,764	3,909	3,056	1,795	1,435
Net charge-offs	(14,908)	(20,833)	(34,334)	(33,688)	(16,231)
Provision for loan and lease losses	8,310	13,629	28,195	48,366	26,922
Write-offs of home equity PCI loans	(2,820)	—	—	—	—
Other (4)	(186)	(898)	36	(549)	792
Allowance for loan and lease losses, December 31	24,179	33,783	41,885	37,200	23,071
Reserve for unfunded lending commitments, January 1	714	1,188	1,487	421	518
Provision for unfunded lending commitments	(141)	(219)	240	204	(97)
Other (5)	(60)	(255)	(539)	862	—
Reserve for unfunded lending commitments, December 31	513	714	1,188	1,487	421
Allowance for credit losses, December 31	$24,692	$34,497	$43,073	$38,687	$23,492

(1)	The 2010 balance includes $10.8 billion of allowance for loan and lease losses related to the adoption of consolidation guidance that was effective January 1, 2010.

(2)	Includes U.S. small business commercial charge-offs of $799 million, $1.1 billion, $2.0 billion, $3.0 billion and $2.0 billion in 2012, 2011, 2010, 2009 and 2008, respectively.

(3)	Includes U.S. small business commercial recoveries of $100 million, $106 million, $107 million, $65 million and $39 million in 2012, 2011, 2010, 2009 and 2008, respectively.

(4)
The 2012 and 2011 amounts primarily represent the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments. In addition, the 2011 amount includes a $449 million reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS. The 2009 amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for $7.8 billion in held-to-maturity debt securities that were issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation. The 2008 amount includes the $1.2 billion addition to the Countrywide allowance for loan losses as of July 1, 2008.

(5)
The 2012, 2011 and 2010 amounts primarily represent accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions. The 2009 amount includes the remaining balance of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions.

136 Bank of America 2012

Table VII Allowance for Credit Losses (continued)

(Dollars in millions)	2012	2011	2010	2009	2008
Loan and allowance ratios:
Loans and leases outstanding at December 31 (6)	$898,817	$917,396	$937,119	$895,192	$926,033
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (6)	2.69%	3.68%	4.47%	4.16%	2.49%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (7)	3.81	4.88	5.40	4.81	2.83
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (8)	0.90	1.33	2.44	2.96	1.90
Average loans and leases outstanding (6)	$890,337	$929,661	$954,278	$941,862	$905,944
Net charge-offs as a percentage of average loans and leases outstanding (6, 9)	1.67%	2.24%	3.60%	3.58%	1.79%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6, 10)	1.99	2.24	3.60	3.58	1.79
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (6, 11)	107	135	136	111	141
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (9)	1.62	1.62	1.22	1.10	1.42
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs (10)	1.36	1.62	1.22	1.10	1.42
Amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (12)	$12,021	$17,490	$22,908	$17,690	$11,679
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (12)	54%	65%	62%	58%	70%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (13)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (6)	2.14%	2.86%	3.94%	3.88%	2.53%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (7)	2.95	3.68	4.66	4.43	2.91
Net charge-offs as a percentage of average loans and leases outstanding (6)	1.73	2.32	3.73	3.71	1.83
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (6, 11)	82	101	116	99	136
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.25	1.22	1.04	1.00	1.38

(6)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $9.0 billion, $8.8 billion, $3.3 billion, $4.9 billion and $5.4 billion at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Average loans accounted for under the fair value option were $8.4 billion, $8.4 billion, $4.1 billion, $6.9 billion and $4.9 billion for 2012, 2011, 2010, 2009 and 2008, respectively.

(7)
Excludes consumer loans accounted for under the fair value option of $1.0 billion and $2.2 billion at December 31, 2012 and 2011. There were no consumer loans accounted for under the fair value option prior to 2011.

(8)
Excludes commercial loans accounted for under the fair value option of $8.0 billion, $6.6 billion, $3.3 billion, $4.9 billion and $5.4 billion at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(9)
Net charge-offs exclude $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio for 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(10)	There were no write-offs of PCI loans in 2011, 2010, 2009 and 2008.

(11)	For more information on our definition of nonperforming loans, see pages 93 and 101.

(12)	Primarily includes amounts allocated to the U.S. credit card and unsecured lending portfolios in CBB, PCI loans and the non-U.S. credit portfolio in All Other.

(13)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 2012 137

Table VIII Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2012		2011		2010		2009		2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$5,004	20.69%	$5,715	16.92%	$4,923	11.76%	$4,692	12.61%	$1,382	5.99%
Home equity	7,845	32.45	13,094	38.76	12,887	30.77	10,116	27.19	5,385	23.34
Discontinued real estate	2,084	8.62	2,270	6.72	1,442	3.44	948	2.55	658	2.85
U.S. credit card	4,718	19.51	6,322	18.71	10,876	25.97	6,017	16.18	3,947	17.11
Non-U.S. credit card	600	2.48	946	2.80	2,045	4.88	1,581	4.25	742	3.22
Direct/Indirect consumer	718	2.97	1,153	3.41	2,381	5.68	4,227	11.36	4,341	18.81
Other consumer	104	0.43	148	0.44	161	0.38	204	0.55	203	0.88
Total consumer	21,073	87.15	29,648	87.76	34,715	82.88	27,785	74.69	16,658	72.20
U.S. commercial (1)	1,885	7.80	2,441	7.23	3,576	8.54	5,152	13.85	4,339	18.81
Commercial real estate	846	3.50	1,349	3.99	3,137	7.49	3,567	9.59	1,465	6.35
Commercial lease financing	78	0.32	92	0.27	126	0.30	291	0.78	223	0.97
Non-U.S. commercial	297	1.23	253	0.75	331	0.79	405	1.09	386	1.67
Total commercial (2)	3,106	12.85	4,135	12.24	7,170	17.12	9,415	25.31	6,413	27.80
Allowance for loan and lease losses	24,179	100.00%	33,783	100.00%	41,885	100.00%	37,200	100.00%	23,071	100.00%
Reserve for unfunded lending commitments	513		714		1,188		1,487		421
Allowance for credit losses (3)	$24,692		$34,497		$43,073		$38,687		$23,492

(1)
Includes allowance for loan and lease losses for U.S. small business commercial loans of $642 million, $893 million, $1.5 billion, $2.4 billion and $2.4 billion at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
Includes allowance for loan and lease losses for impaired commercial loans of $330 million, $545 million, $1.1 billion, $1.2 billion and $691 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(3)
Includes $5.5 billion, $8.5 billion, $6.4 billion, $3.9 billion and $750 million of valuation allowance presented with the allowance for credit losses related to PCI loans at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

138 Bank of America 2012

Table IX Selected Loan Maturity Data (1, 2)

	December 31, 2012
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
U.S. commercial	$60,018	$108,191	$43,760	$211,969
U.S. commercial real estate	9,043	23,037	5,075	37,155
Non-U.S. and other (3)	63,326	12,605	5,482	81,413
Total selected loans	$132,387	$143,833	$54,317	$330,537
Percent of total	40%	44%	16%	100%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$10,531	$27,378
Floating or adjustable interest rates		133,302	26,939
Total		$143,833	$54,317

(1)	Loan maturities are based on the remaining maturities under contractual terms.

(2)	Includes loans accounted for under the fair value option.

(3)	Loan maturities include non-U.S. commercial and commercial real estate loans.

Table X Non-exchange Traded Commodity Contracts

	December 31, 2012
(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2012	$5,508	$4,585
Effects of legally enforceable master netting agreements	8,399	8,399
Gross fair value of contracts outstanding, January 1, 2012	13,907	12,984
Contracts realized or otherwise settled	(8,755)	(7,926)
Fair value of new contracts	4,364	4,294
Other changes in fair value	(365)	(265)
Gross fair value of contracts outstanding, December 31, 2012	9,151	9,087
Effects of legally enforceable master netting agreements	(5,110)	(5,110)
Net fair value of contracts outstanding, December 31, 2012	$4,041	$3,977

Table XI Non-exchange Traded Commodity Contract Maturities

	December 31, 2012
(Dollars in millions)	Asset Positions	Liability Positions
Less than one year	$5,494	$5,229
Greater than or equal to one year and less than three years	2,103	2,383
Greater than or equal to three years and less than five years	603	519
Greater than or equal to five years	951	956
Gross fair value of contracts outstanding	9,151	9,087
Effects of legally enforceable master netting agreements	(5,110)	(5,110)
Net fair value of contracts outstanding	$4,041	$3,977

Bank of America 2012 139

Table XII Selected Quarterly Financial Data

	2012 Quarters				2011 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$10,324	$9,938	$9,548	$10,846	$10,701	$10,490	$11,246	$12,179
Noninterest income	8,336	10,490	12,420	11,432	14,187	17,963	1,990	14,698
Total revenue, net of interest expense	18,660	20,428	21,968	22,278	24,888	28,453	13,236	26,877
Provision for credit losses	2,204	1,774	1,773	2,418	2,934	3,407	3,255	3,814
Goodwill impairment	—	—	—	—	581	—	2,603	—
Merger and restructuring charges	—	—	—	—	101	176	159	202
All other noninterest expense (1)	18,360	17,544	17,048	19,141	18,840	17,437	20,094	20,081
Income (loss) before income taxes	(1,904)	1,110	3,147	719	2,432	7,433	(12,875)	2,780
Income tax expense (benefit)	(2,636)	770	684	66	441	1,201	(4,049)	731
Net income (loss)	732	340	2,463	653	1,991	6,232	(8,826)	2,049
Net income (loss) applicable to common shareholders	367	(33)	2,098	328	1,584	5,889	(9,127)	1,739
Average common shares issued and outstanding	10,777	10,776	10,776	10,651	10,281	10,116	10,095	10,076
Average diluted common shares issued and outstanding (2)	10,885	10,776	11,556	10,762	11,125	10,464	10,095	10,181
Performance ratios
Return on average assets	0.13%	0.06%	0.45%	0.12%	0.36%	1.07%	n/m	0.36%
Four quarter trailing return on average assets (3)	0.19	0.25	0.51	n/m	0.06	n/m	n/m	n/m
Return on average common shareholders’ equity	0.67	n/m	3.89	0.62	3.00	11.40	n/m	3.29
Return on average tangible common shareholders’ equity (4)	1.01	n/m	5.95	0.95	4.72	18.30	n/m	5.28
Return on average tangible shareholders’ equity (4)	1.77	0.84	6.16	1.67	5.20	17.03	n/m	5.54
Total ending equity to total ending assets	10.72	11.02	10.92	10.66	10.81	10.37	9.83%	10.15
Total average equity to total average assets	10.79	10.86	10.73	10.63	10.34	9.66	10.05	9.87
Dividend payout	29.33	n/m	5.60	34.97	6.60	1.73	n/m	6.06
Per common share data
Earnings (loss)	$0.03	$0.00	$0.19	$0.03	$0.15	$0.58	$(0.90)	$0.17
Diluted earnings (loss) (2)	0.03	0.00	0.19	0.03	0.15	0.56	(0.90)	0.17
Dividends paid	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Book value	20.24	20.40	20.16	19.83	20.09	20.80	20.29	21.15
Tangible book value (4)	13.36	13.48	13.22	12.87	12.95	13.22	12.65	13.21
Market price per share of common stock
Closing	$11.61	$8.83	$8.18	$9.57	$5.56	$6.12	$10.96	$13.33
High closing	11.61	9.55	9.68	9.93	7.35	11.09	13.72	15.25
Low closing	8.93	7.04	6.83	5.80	4.99	6.06	10.50	13.33
Market capitalization	$125,136	$95,163	$88,155	$103,123	$58,580	$62,023	$111,060	$135,057

(1)	Excludes goodwill impairment charges and merger and restructuring charges.

(2)
Due to a net loss applicable to common shareholders for the third quarter of 2012 and the second quarter of 2011, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)	Calculated as total net income (loss) for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(4)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 35 and Statistical Table XVII.

(5)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 80.

(6)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(7)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 93 and corresponding Table 37, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 46.

(8)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(9)
Net charge-offs exclude $1.1 billion and $1.7 billion of write-offs in the Countrywide home equity PCI loan portfolio for the fourth and third quarters of 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For information on PCI write-offs, see Countrywide Purchased Credit-impaired Loan Portfolio on page 90.

(10)	There were no write-offs of PCI loans in the second and first quarters of 2012, and in each of the quarters in 2011.
n/m = not meaningful

140 Bank of America 2012

Table XII Selected Quarterly Financial Data (continued)

	2012 Quarters				2011 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Average balance sheet
Total loans and leases	$893,166	$888,859	$899,498	$913,722	$932,898	$942,032	$938,513	$938,966
Total assets	2,210,365	2,173,312	2,194,563	2,187,174	2,207,567	2,301,454	2,339,110	2,338,538
Total deposits	1,078,076	1,049,697	1,032,888	1,030,112	1,032,531	1,051,320	1,035,944	1,023,140
Long-term debt	277,894	291,684	333,173	363,518	389,557	420,273	435,144	440,511
Common shareholders’ equity	219,744	217,273	216,782	214,150	209,324	204,928	218,505	214,206
Total shareholders’ equity	238,512	236,039	235,558	232,566	228,235	222,410	235,067	230,769
Asset quality (5)
Allowance for credit losses (6)	$24,692	$26,751	$30,862	$32,862	$34,497	$35,872	$38,209	$40,804
Nonperforming loans, leases and foreclosed properties (7)	23,555	24,925	25,377	27,790	27,708	29,059	30,058	31,643
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (7)	2.69%	2.96%	3.43%	3.61%	3.68%	3.81%	4.00%	4.29%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (7)	107	111	127	126	135	133	135	135
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	82	81	90	91	101	101	105	108
Amounts included in allowance that are excluded from nonperforming loans and leases (8)	$12,021	$13,978	$16,327	$17,006	$17,490	$18,317	$19,935	$22,110
Allowance as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance that are excluded from nonperforming loans and leases (8)	54%	52%	59%	60%	65%	63%	63%	60%
Net charge-offs (9)	$3,104	$4,122	$3,626	$4,056	$4,054	$5,086	$5,665	$6,028
Annualized net charge-offs as a percentage of average loans and leases outstanding (7, 9)	1.40%	1.86%	1.64%	1.80%	1.74%	2.17%	2.44%	2.61%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (7)	1.44	1.93	1.69	1.87	1.81	2.25	2.54	2.71
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (7, 10)	1.90	2.63	1.64	1.80	1.74	2.17	2.44	2.61
Nonperforming loans and leases as a percentage of total loans and leases outstanding (7)	2.52	2.68	2.70	2.85	2.74	2.87	2.96	3.19
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (7)	2.62	2.81	2.87	3.10	3.01	3.15	3.22	3.40
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (9)	1.96	1.60	2.08	1.97	2.10	1.74	1.64	1.63
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	1.51	1.17	1.46	1.43	1.57	1.33	1.28	1.31
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs (10)	1.44	1.13	2.08	1.97	2.10	1.74	1.64	1.63
Capital ratios (period end)
Risk-based capital:
Tier 1 common	11.06%	11.41%	11.24%	10.78%	9.86%	8.65%	8.23%	8.64%
Tier 1	12.89	13.64	13.80	13.37	12.40	11.48	11.00	11.32
Total	16.31	17.16	17.51	17.49	16.75	15.86	15.65	15.98
Tier 1 leverage	7.37	7.84	7.84	7.79	7.53	7.11	6.86	7.25
Tangible equity (4)	7.62	7.85	7.73	7.48	7.54	7.16	6.63	6.85
Tangible common equity (4)	6.74	6.95	6.83	6.58	6.64	6.25	5.87	6.10
For footnotes see page 140.

Bank of America 2012 141

Table XIII Quarterly Average Balances and Interest Rates – FTE Basis

	Fourth Quarter 2012			Third Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$16,967	$50	1.14%	$15,849	$58	1.47%
Federal funds sold and securities borrowed or purchased under agreements to resell	241,950	329	0.54	234,955	353	0.60
Trading account assets	195,800	1,362	2.77	177,075	1,243	2.80
Debt securities (2)	339,779	2,123	2.50	340,773	2,036	2.39
Loans and leases (3):
Residential mortgage (4)	245,879	2,202	3.58	250,505	2,317	3.70
Home equity	110,105	1,067	3.86	116,184	1,097	3.77
Discontinued real estate	10,850	91	3.36	10,956	95	3.45
U.S. credit card	92,849	2,336	10.01	93,292	2,353	10.04
Non-U.S. credit card	13,081	383	11.66	13,329	385	11.48
Direct/Indirect consumer (5)	82,583	662	3.19	82,635	704	3.39
Other consumer (6)	1,602	19	4.57	2,654	40	6.03
Total consumer	556,949	6,760	4.84	569,555	6,991	4.89
U.S. commercial	209,496	1,729	3.28	201,072	1,752	3.47
Commercial real estate (7)	38,192	341	3.55	36,929	329	3.54
Commercial lease financing	22,839	184	3.23	21,545	202	3.75
Non-U.S. commercial	65,690	433	2.62	59,758	401	2.67
Total commercial	336,217	2,687	3.18	319,304	2,684	3.35
Total loans and leases	893,166	9,447	4.21	888,859	9,675	4.34
Other earning assets	101,274	849	3.34	92,764	792	3.40
Total earning assets (8)	1,788,936	14,160	3.16	1,750,275	14,157	3.22
Cash and cash equivalents (1)	111,671	42		122,716	48
Other assets, less allowance for loan and lease losses	309,758			300,321
Total assets	$2,210,365			$2,173,312
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,294	$6	0.06%	$41,581	$11	0.10%
NOW and money market deposit accounts	479,130	146	0.12	465,679	173	0.15
Consumer CDs and IRAs	91,256	156	0.68	94,140	172	0.73
Negotiable CDs, public funds and other deposits	19,904	27	0.54	19,587	30	0.61
Total U.S. interest-bearing deposits	631,584	335	0.21	620,987	386	0.25
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	11,964	22	0.71	13,883	19	0.56
Governments and official institutions	876	1	0.29	1,019	1	0.31
Time, savings and other	53,655	80	0.60	52,175	78	0.59
Total non-U.S. interest-bearing deposits	66,495	103	0.62	67,077	98	0.58
Total interest-bearing deposits	698,079	438	0.25	688,064	484	0.28
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	336,341	855	1.01	325,023	893	1.09
Trading account liabilities	80,084	420	2.09	77,528	418	2.14
Long-term debt	277,894	1,934	2.77	291,684	2,243	3.07
Total interest-bearing liabilities (8)	1,392,398	3,647	1.04	1,382,299	4,038	1.16
Noninterest-bearing sources:
Noninterest-bearing deposits	379,997			361,633
Other liabilities	199,458			193,341
Shareholders’ equity	238,512			236,039
Total liabilities and shareholders’ equity	$2,210,365			$2,173,312
Net interest spread			2.12%			2.06%
Impact of noninterest-bearing sources			0.22			0.25
Net interest income/yield on earning assets (1)		$10,513	2.34%		$10,119	2.31%

(1)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. In addition, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, which are included in the time deposits placed and other short-term investments line in prior periods, have been included in the cash and cash equivalents line. Net interest income and net interest yield are calculated excluding these fees.

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

(4)
Includes non-U.S. residential mortgage loans of $93 million, $92 million, $89 million and $86 million in the fourth, third, second and first quarters of 2012, and $88 million in the fourth quarter of 2011, respectively.

(5)
Includes non-U.S. consumer loans of $8.1 billion, $7.8 billion, $7.8 billion and $7.5 billion in the fourth, third, second and first quarters of 2012, and $8.4 billion in the fourth quarter of 2011, respectively.

(6)
Includes consumer finance loans of $1.4 billion, $1.5 billion, $1.6 billion and $1.6 billion in the fourth, third, second and first quarters of 2012, and $1.7 billion in the fourth quarter of 2011, respectively; other non-U.S. consumer loans of $4 million, $997 million, $895 million and $903 million in the fourth, third, second and first quarters of 2012, and $959 million in the fourth quarter of 2011, respectively; and consumer overdrafts of $156 million, $158 million, $108 million and $90 million in the fourth, third, second and first quarters of 2012, and $107 million in the fourth quarter of 2011, respectively.

(7)
Includes U.S. commercial real estate loans of $36.7 billion, $35.4 billion, $36.0 billion and $37.4 billion in the fourth, third, second and first quarters of 2012, and $38.7 billion in the fourth quarter of 2011, respectively; and non-U.S. commercial real estate loans of $1.5 billion, $1.5 billion, $1.6 billion and $1.8 billion in the fourth, third, second and first quarters of 2012, and $1.9 billion in the fourth quarter of 2011, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $146 million, $136 million, $366 million and $106 million in the fourth, third, second and first quarters of 2012, and $427 million in the fourth quarter of 2011, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $598 million, $454 million, $591 million and $658 million in the fourth, third, second and first quarters of 2012, and $763 million in the fourth quarter of 2011, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 117.

142 Bank of America 2012

Table XIII Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Second Quarter 2012			First Quarter 2012			Fourth Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$27,476	$64	0.94%	$31,404	$65	0.83%	$27,688	$85	1.19%
Federal funds sold and securities borrowed or purchased under agreements to resell	234,148	360	0.62	233,061	460	0.79	237,453	449	0.75
Trading account assets	180,694	1,302	2.89	175,778	1,399	3.19	161,848	1,354	3.33
Debt securities (2)	342,244	1,907	2.23	327,758	2,732	3.33	332,990	2,245	2.69
Loans and leases (3):
Residential mortgage (4)	255,349	2,462	3.86	260,573	2,489	3.82	266,144	2,596	3.90
Home equity	119,657	1,090	3.66	122,933	1,164	3.80	126,251	1,207	3.80
Discontinued real estate	11,144	94	3.36	12,082	103	3.42	14,073	128	3.65
U.S. credit card	95,018	2,356	9.97	98,334	2,459	10.06	102,241	2,603	10.10
Non-U.S. credit card	13,641	396	11.68	14,151	408	11.60	15,981	420	10.41
Direct/Indirect consumer (5)	84,198	733	3.50	88,321	801	3.65	90,861	863	3.77
Other consumer (6)	2,565	41	6.41	2,617	40	6.24	2,751	41	6.14
Total consumer	581,572	7,172	4.95	599,011	7,464	5.00	618,302	7,858	5.06
U.S. commercial	199,644	1,742	3.51	195,111	1,756	3.62	196,778	1,798	3.63
Commercial real estate (7)	37,627	323	3.46	39,190	339	3.48	40,673	343	3.34
Commercial lease financing	21,446	216	4.02	21,679	272	5.01	21,278	204	3.84
Non-U.S. commercial	59,209	369	2.50	58,731	391	2.68	55,867	395	2.80
Total commercial	317,926	2,650	3.35	314,711	2,758	3.52	314,596	2,740	3.46
Total loans and leases	899,498	9,822	4.38	913,722	10,222	4.49	932,898	10,598	4.52
Other earning assets	88,508	719	3.26	86,382	743	3.46	91,109	904	3.95
Total earning assets (8)	1,772,568	14,174	3.21	1,768,105	15,621	3.55	1,783,986	15,635	3.49
Cash and cash equivalents (1)	116,025	52		112,512	47		94,287	36
Other assets, less allowance for loan and lease losses	305,970			306,557			329,294
Total assets	$2,194,563			$2,187,174			$2,207,567
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$42,394	$14	0.13%	$40,543	$14	0.14%	$39,609	$16	0.16%
NOW and money market deposit accounts	460,788	188	0.16	458,649	186	0.16	454,249	192	0.17
Consumer CDs and IRAs	96,858	171	0.71	100,044	194	0.78	103,488	220	0.84
Negotiable CDs, public funds and other deposits	21,661	35	0.65	22,586	36	0.64	22,413	34	0.60
Total U.S. interest-bearing deposits	621,701	408	0.26	621,822	430	0.28	619,759	462	0.30
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	14,598	25	0.69	18,170	28	0.62	20,454	29	0.55
Governments and official institutions	895	1	0.37	1,286	1	0.41	1,466	1	0.36
Time, savings and other	52,584	85	0.65	55,241	90	0.66	57,814	124	0.85
Total non-U.S. interest-bearing deposits	68,077	111	0.65	74,697	119	0.64	79,734	154	0.77
Total interest-bearing deposits	689,778	519	0.30	696,519	549	0.32	699,493	616	0.35
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	318,909	943	1.19	293,056	881	1.21	284,766	921	1.28
Trading account liabilities	84,728	448	2.13	71,872	477	2.67	70,999	411	2.29
Long-term debt	333,173	2,534	3.05	363,518	2,708	2.99	389,557	2,764	2.80
Total interest-bearing liabilities (8)	1,426,588	4,444	1.25	1,424,965	4,615	1.30	1,444,815	4,712	1.29
Noninterest-bearing sources:
Noninterest-bearing deposits	343,110			333,593			333,038
Other liabilities	189,307			196,050			201,479
Shareholders’ equity	235,558			232,566			228,235
Total liabilities and shareholders’ equity	$2,194,563			$2,187,174			$2,207,567
Net interest spread			1.96%			2.25%			2.20%
Impact of noninterest-bearing sources			0.24			0.25			0.24
Net interest income/yield on earning assets (1)		$9,730	2.20%		$11,006	2.50%		$10,923	2.44%
For footnotes see page 142.

Bank of America 2012 143

Table XIV Quarterly Supplemental Financial Data (1)

	2012 Quarters				2011 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data
Net interest income	$10,555	$10,167	$9,782	$11,053	$10,959	$10,739	$11,493	$12,397
Total revenue, net of interest expense	18,891	20,657	22,202	22,485	25,146	28,702	13,483	27,095
Net interest yield (2)	2.35%	2.32%	2.21%	2.51%	2.45%	2.32%	2.50%	2.67%
Efficiency ratio	97.19	84.93	76.79	85.13	77.64	61.37	n/m	74.86
Performance ratios, excluding goodwill impairment charges (3)
Per common share information
Earnings (loss)					$0.21		$(0.65)
Diluted earnings (loss)					0.20		(0.65)
Efficiency ratio (FTE basis)					75.33%		n/m
Return on average assets					0.46		n/m
Four quarter trailing return on average assets (4)					0.20		n/m
Return on average common shareholders’ equity					4.10		n/m
Return on average tangible common shareholders’ equity					6.46		n/m
Return on average tangible shareholders’ equity					6.72		n/m

(1)
Supplemental financial data on a FTE basis and performance measures and ratios excluding the impact of goodwill impairment charges are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these performance measures and ratios, see Supplemental Financial Data on page 35 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVII.

(2)
Calculation includes fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks of $42 million, $48 million, $52 million and $47 million for the fourth, third, second and first quarters of 2012, and $36 million, $38 million, $49 million and $63 million for the fourth, third, second and first quarters of 2011, respectively.

(3)	Performance ratios are calculated excluding the impact of the goodwill impairment charges of $581 million and $2.6 billion recorded during the fourth and second quarters of 2011.

(4)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
n/m = not meaningful

144 Bank of America 2012

Table XV Five Year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2012	2011	2010	2009	2008
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$40,656	$44,616	$51,523	$47,109	$45,360
Fully taxable-equivalent adjustment	901	972	1,170	1,301	1,194
Net interest income on a fully taxable-equivalent basis	$41,557	$45,588	$52,693	$48,410	$46,554
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$83,334	$93,454	$110,220	$119,643	$72,782
Fully taxable-equivalent adjustment	901	972	1,170	1,301	1,194
Total revenue, net of interest expense on a fully taxable-equivalent basis	$84,235	$94,426	$111,390	$120,944	$73,976
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$72,093	$80,274	$83,108	$66,713	$41,529
Goodwill impairment charges	—	(3,184)	(12,400)	—	—
Total noninterest expense, excluding goodwill impairment charges	$72,093	$77,090	$70,708	$66,713	$41,529
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(1,116)	$(1,676)	$915	$(1,916)	$420
Fully taxable-equivalent adjustment	901	972	1,170	1,301	1,194
Income tax expense (benefit) on a fully taxable-equivalent basis	$(215)	$(704)	$2,085	$(615)	$1,614
Reconciliation of net income (loss) to net income, excluding goodwill impairment charges
Net income (loss)	$4,188	$1,446	$(2,238)	$6,276	$4,008
Goodwill impairment charges	—	3,184	12,400	—	—
Net income, excluding goodwill impairment charges	$4,188	$4,630	$10,162	$6,276	$4,008
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$2,760	$85	$(3,595)	$(2,204)	$2,556
Goodwill impairment charges	—	3,184	12,400	—	—
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$2,760	$3,269	$8,805	$(2,204)	$2,556
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$216,996	$211,709	$212,686	$182,288	$141,638
Common Equivalent Securities	—	—	2,900	1,213	—
Goodwill	(69,974)	(72,334)	(82,600)	(86,034)	(79,827)
Intangible assets (excluding MSRs)	(7,366)	(9,180)	(10,985)	(12,220)	(9,502)
Related deferred tax liabilities	2,593	2,898	3,306	3,831	1,782
Tangible common shareholders’ equity	$142,249	$133,093	$125,307	$89,078	$54,091
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$235,677	$229,095	$233,235	$244,645	$164,831
Goodwill	(69,974)	(72,334)	(82,600)	(86,034)	(79,827)
Intangible assets (excluding MSRs)	(7,366)	(9,180)	(10,985)	(12,220)	(9,502)
Related deferred tax liabilities	2,593	2,898	3,306	3,831	1,782
Tangible shareholders’ equity	$160,930	$150,479	$142,956	$150,222	$77,284
Reconciliation of year-end common shareholders’ equity to year-end tangible common shareholders’ equity
Common shareholders’ equity	$218,188	$211,704	$211,686	$194,236	$139,351
Common Equivalent Securities	—	—	—	19,244	—
Goodwill	(69,976)	(69,967)	(73,861)	(86,314)	(81,934)
Intangible assets (excluding MSRs)	(6,684)	(8,021)	(9,923)	(12,026)	(8,535)
Related deferred tax liabilities	2,428	2,702	3,036	3,498	1,854
Tangible common shareholders’ equity	$143,956	$136,418	$130,938	$118,638	$50,736
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity
Shareholders’ equity	$236,956	$230,101	$228,248	$231,444	$177,052
Goodwill	(69,976)	(69,967)	(73,861)	(86,314)	(81,934)
Intangible assets (excluding MSRs)	(6,684)	(8,021)	(9,923)	(12,026)	(8,535)
Related deferred tax liabilities	2,428	2,702	3,036	3,498	1,854
Tangible shareholders’ equity	$162,724	$154,815	$147,500	$136,602	$88,437
Reconciliation of year-end assets to year-end tangible assets
Assets	$2,209,974	$2,129,046	$2,264,909	$2,230,232	$1,817,943
Goodwill	(69,976)	(69,967)	(73,861)	(86,314)	(81,934)
Intangible assets (excluding MSRs)	(6,684)	(8,021)	(9,923)	(12,026)	(8,535)
Related deferred tax liabilities	2,428	2,702	3,036	3,498	1,854
Tangible assets	$2,135,742	$2,053,760	$2,184,161	$2,135,390	$1,729,328
Reconciliation of year-end common shares outstanding to year-end tangible common shares outstanding
Common shares outstanding	10,778,264	10,535,938	10,085,155	8,650,244	5,017,436
Assumed conversion of common equivalent shares (2)	—	—	—	1,286,000	—
Tangible common shares outstanding	10,778,264	10,535,938	10,085,155	9,936,244	5,017,436

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 35.

(2)	On February 24, 2010, the common equivalent shares converted into common shares.

Bank of America 2012 145

Table XVI Two Year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions)	2012	2011
Consumer & Business Banking
Reported net income	$5,321	$7,447
Adjustment related to intangibles (2)	13	20
Adjusted net income	$5,334	$7,467

Average allocated equity	$53,646	$52,908
Adjustment related to goodwill and a percentage of intangibles	(30,468)	(30,635)
Average economic capital	$23,178	$22,273

Consumer Real Estate Services
Reported net loss	$(6,507)	$(19,465)
Adjustment related to intangibles (2)	—	—
Goodwill impairment charge	—	2,603
Adjusted net loss	$(6,507)	$(16,862)

Average allocated equity	$13,687	$16,202
Adjustment related to goodwill and a percentage of intangibles (excluding MSRs)	—	(1,350)
Average economic capital	$13,687	$14,852

Global Banking
Reported net income	$5,725	$6,046
Adjustment related to intangibles (2)	4	6
Adjusted net income	$5,729	$6,052

Average allocated equity	$45,907	$47,384
Adjustment related to goodwill and a percentage of intangibles	(24,854)	(24,623)
Average economic capital	$21,053	$22,761

Global Markets
Reported net income	$1,054	$988
Adjustment related to intangibles (2)	9	12
Adjusted net income	$1,063	$1,000

Average allocated equity	$17,595	$22,671
Adjustment related to goodwill and a percentage of intangibles	(4,639)	(4,625)
Average economic capital	$12,956	$18,046

Global Wealth & Investment Management
Reported net income	$2,223	$1,718
Adjustment related to intangibles (2)	23	30
Adjusted net income	$2,246	$1,748

Average allocated equity	$17,739	$17,352
Adjustment related to goodwill and a percentage of intangibles	(10,380)	(10,486)
Average economic capital	$7,359	$6,866

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 35.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

146 Bank of America 2012

Table XVI Two Year Reconciliations to GAAP Financial Measures (continued) (1)

(Dollars in millions)	2012	2011
Consumer & Business Banking
Deposits
Reported net income	$917	$1,217
Adjustment related to intangibles (2)	1	3
Adjusted net income	$918	$1,220

Average allocated equity	$24,329	$23,734
Adjustment related to goodwill and a percentage of intangibles	(17,924)	(17,948)
Average economic capital	$6,405	$5,786

Card Services
Reported net income	$4,061	$5,811
Adjustment related to intangibles (2)	12	17
Adjusted net income	$4,073	$5,828

Average allocated equity	$20,578	$21,127
Adjustment related to goodwill and a percentage of intangibles	(10,447)	(10,589)
Average economic capital	$10,131	$10,538

Business Banking
Reported net income	$343	$419
Adjustment related to intangibles (2)	—	—
Adjusted net income	$343	$419

Average allocated equity	$8,739	$8,047
Adjustment related to goodwill and a percentage of intangibles	(2,097)	(2,098)
Average economic capital	$6,642	$5,949
For footnotes see page 146.

Bank of America 2012 147

Table XVII Quarterly Reconciliations to GAAP Financial Measures (1)

	2012 Quarters				2011 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,324	$9,938	$9,548	$10,846	$10,701	$10,490	$11,246	$12,179
Fully taxable-equivalent adjustment	231	229	234	207	258	249	247	218
Net interest income on a fully taxable-equivalent basis	$10,555	$10,167	$9,782	$11,053	$10,959	$10,739	$11,493	$12,397
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$18,660	$20,428	$21,968	$22,278	$24,888	$28,453	$13,236	$26,877
Fully taxable-equivalent adjustment	231	229	234	207	258	249	247	218
Total revenue, net of interest expense on a fully taxable-equivalent basis	$18,891	$20,657	$22,202	$22,485	$25,146	$28,702	$13,483	$27,095
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$18,360	$17,544	$17,048	$19,141	$19,522	$17,613	$22,856	$20,283
Goodwill impairment charges	—	—	—	—	(581)	—	(2,603)	—
Total noninterest expense, excluding goodwill impairment charges	$18,360	$17,544	$17,048	$19,141	$18,941	$17,613	$20,253	$20,283
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(2,636)	$770	$684	$66	$441	$1,201	$(4,049)	$731
Fully taxable-equivalent adjustment	231	229	234	207	258	249	247	218
Income tax expense (benefit) on a fully taxable-equivalent basis	$(2,405)	$999	$918	$273	$699	$1,450	$(3,802)	$949
Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$732	$340	$2,463	$653	$1,991	$6,232	$(8,826)	$2,049
Goodwill impairment charges	—	—	—	—	581	—	2,603	—
Net income (loss), excluding goodwill impairment charges	$732	$340	$2,463	$653	$2,572	$6,232	$(6,223)	$2,049
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$367	$(33)	$2,098	$328	$1,584	$5,889	$(9,127)	$1,739
Goodwill impairment charges	—	—	—	—	581	—	2,603	—
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$367	$(33)	$2,098	$328	$2,165	$5,889	$(6,524)	$1,739
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$219,744	$217,273	$216,782	$214,150	$209,324	$204,928	$218,505	$214,206
Goodwill	(69,976)	(69,976)	(69,976)	(69,967)	(70,647)	(71,070)	(73,748)	(73,922)
Intangible assets (excluding MSRs)	(6,874)	(7,194)	(7,533)	(7,869)	(8,566)	(9,005)	(9,394)	(9,769)
Related deferred tax liabilities	2,490	2,556	2,626	2,700	2,775	2,852	2,932	3,035
Tangible common shareholders’ equity	$145,384	$142,659	$141,899	$139,014	$132,886	$127,705	$138,295	$133,550

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 35.

148 Bank of America 2012

Table XVII Quarterly Reconciliations to GAAP Financial Measures (1) (continued)

	2012 Quarters				2011 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$238,512	$236,039	$235,558	$232,566	$228,235	$222,410	$235,067	$230,769
Goodwill	(69,976)	(69,976)	(69,976)	(69,967)	(70,647)	(71,070)	(73,748)	(73,922)
Intangible assets (excluding MSRs)	(6,874)	(7,194)	(7,533)	(7,869)	(8,566)	(9,005)	(9,394)	(9,769)
Related deferred tax liabilities	2,490	2,556	2,626	2,700	2,775	2,852	2,932	3,035
Tangible shareholders’ equity	$164,152	$161,425	$160,675	$157,430	$151,797	$145,187	$154,857	$150,113
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$218,188	$219,838	$217,213	$213,711	$211,704	$210,772	$205,614	$214,314
Goodwill	(69,976)	(69,976)	(69,976)	(69,976)	(69,967)	(70,832)	(71,074)	(73,869)
Intangible assets (excluding MSRs)	(6,684)	(7,030)	(7,335)	(7,696)	(8,021)	(8,764)	(9,176)	(9,560)
Related deferred tax liabilities	2,428	2,494	2,559	2,628	2,702	2,777	2,853	2,933
Tangible common shareholders’ equity	$143,956	$145,326	$142,461	$138,667	$136,418	$133,953	$128,217	$133,818
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$236,956	$238,606	$235,975	$232,499	$230,101	$230,252	$222,176	$230,876
Goodwill	(69,976)	(69,976)	(69,976)	(69,976)	(69,967)	(70,832)	(71,074)	(73,869)
Intangible assets (excluding MSRs)	(6,684)	(7,030)	(7,335)	(7,696)	(8,021)	(8,764)	(9,176)	(9,560)
Related deferred tax liabilities	2,428	2,494	2,559	2,628	2,702	2,777	2,853	2,933
Tangible shareholders’ equity	$162,724	$164,094	$161,223	$157,455	$154,815	$153,433	$144,779	$150,380
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,209,974	$2,166,162	$2,160,854	$2,181,449	$2,129,046	$2,219,628	$2,261,319	$2,274,532
Goodwill	(69,976)	(69,976)	(69,976)	(69,976)	(69,967)	(70,832)	(71,074)	(73,869)
Intangible assets (excluding MSRs)	(6,684)	(7,030)	(7,335)	(7,696)	(8,021)	(8,764)	(9,176)	(9,560)
Related deferred tax liabilities	2,428	2,494	2,559	2,628	2,702	2,777	2,853	2,933
Tangible assets	$2,135,742	$2,091,650	$2,086,102	$2,106,405	$2,053,760	$2,142,809	$2,183,922	$2,194,036
For footnote see page 148.

Bank of America 2012 149

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
Debit Valuation Adjustment (DVA) – A portfolio adjustment required to properly reflect the Corporation’s own credit risk exposure as part of the fair value of derivative instruments.
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

150 Bank of America 2012

Net Interest Yield – Net interest income divided by average total interest-earning assets.
Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (TDRs). Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans secured by personal property (except for certain secured consumer loans, including those that have been modified in a troubled debt restructuring), and consumer loans secured by real estate that are insured by the FHA or through long-term credit protection agreements with FNMA and FHLMC (fully-insured loan portfolio), are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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

Troubled Debt Restructurings (TDRs) – Loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Certain consumer loans for which a binding offer to restructure has been extended are also classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance, loans discharged in bankruptcy or other actions intended to maximize collection. Secured consumer loans that have been discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrower are classified as TDRs at the time of discharge from bankruptcy. TDRs are generally reported as nonperforming loans and leases while on nonaccrual status. Nonperforming TDRs may be returned to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they would be placed on nonaccrual status and reported as nonperforming TDRs.
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

Bank of America 2012 151

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
BHC	Bank holding company
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CORC	Compliance and Operational Risk Committee
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
EAD	Exposure at default
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GMRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HELOC	Home equity lines of credit
HFI	Held-for-investment
HUD	U.S. Department of Housing and Urban Development
IPO	Initial public offering
LCR	Liquidity coverage ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MSA	Metropolitan statistical area
NSFR	Net stable funding ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PPI	Payment protection insurance
RMBS	Residential mortgage-backed securities
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
TLGP	Temporary Liquidity Guarantee Program
VA	U.S. Department of Veterans Affairs

152 Bank of America 2012

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk Management on page 113 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data

Bank of America 2012 153

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.
The Corporation’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012.

Brian T. Moynihan
Chief Executive Officer and President

Bruce R. Thompson
Chief Financial Officer

154 Bank of America 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation:
In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Charlotte, North Carolina
February 28, 2013

Bank of America 2012 155

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(Dollars in millions, except per share information)	2012	2011	2010
Interest income
Loans and leases	$38,880	$44,966	$50,996
Debt securities	8,776	9,521	11,667
Federal funds sold and securities borrowed or purchased under agreements to resell	1,502	2,147	1,832
Trading account assets	5,094	5,961	6,841
Other interest income	3,148	3,641	4,161
Total interest income	57,400	66,236	75,497

Interest expense
Deposits	1,990	3,002	3,997
Short-term borrowings	3,572	4,599	3,699
Trading account liabilities	1,763	2,212	2,571
Long-term debt	9,419	11,807	13,707
Total interest expense	16,744	21,620	23,974
Net interest income	40,656	44,616	51,523

Noninterest income
Card income	6,121	7,184	8,108
Service charges	7,600	8,094	9,390
Investment and brokerage services	11,393	11,826	11,622
Investment banking income	5,299	5,217	5,520
Equity investment income	2,070	7,360	5,260
Trading account profits	5,870	6,697	10,054
Mortgage banking income (loss)	4,750	(8,830)	2,734
Insurance income (loss)	(195)	1,346	2,066
Gains on sales of debt securities	1,662	3,374	2,526
Other income (loss)	(1,839)	6,869	2,384
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(57)	(360)	(2,174)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	4	61	1,207
Net impairment losses recognized in earnings on available-for-sale debt securities	(53)	(299)	(967)
Total noninterest income	42,678	48,838	58,697
Total revenue, net of interest expense	83,334	93,454	110,220

Provision for credit losses	8,169	13,410	28,435

Noninterest expense
Personnel	35,648	36,965	35,149
Occupancy	4,570	4,748	4,716
Equipment	2,269	2,340	2,452
Marketing	1,873	2,203	1,963
Professional fees	3,574	3,381	2,695
Amortization of intangibles	1,264	1,509	1,731
Data processing	2,961	2,652	2,544
Telecommunications	1,660	1,553	1,416
Other general operating	18,274	21,101	16,222
Goodwill impairment	—	3,184	12,400
Merger and restructuring charges	—	638	1,820
Total noninterest expense	72,093	80,274	83,108
Income (loss) before income taxes	3,072	(230)	(1,323)
Income tax expense (benefit)	(1,116)	(1,676)	915
Net income (loss)	$4,188	$1,446	$(2,238)
Preferred stock dividends	1,428	1,361	1,357
Net income (loss) applicable to common shareholders	$2,760	$85	$(3,595)

Per common share information
Earnings (loss)	$0.26	$0.01	$(0.37)
Diluted earnings (loss)	0.25	0.01	(0.37)
Dividends paid	0.04	0.04	0.04
Average common shares issued and outstanding (in thousands)	10,746,028	10,142,625	9,790,472
Average diluted common shares issued and outstanding (in thousands)	10,840,854	10,254,824	9,790,472

See accompanying Notes to Consolidated Financial Statements.

156 Bank of America 2012

Bank of America Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2012	2011	2010
Net income (loss)	$4,188	$1,446	$(2,238)
Other comprehensive income, net-of-tax:
Net change in available-for-sale debt and marketable equity securities	1,802	(4,270)	5,872
Net change in derivatives	916	(549)	(701)
Employee benefit plan adjustments	(65)	(444)	145
Net change in foreign currency translation adjustments	(13)	(108)	237
Other comprehensive income (loss)	2,640	(5,371)	5,553
Comprehensive income (loss)	$6,828	$(3,925)	$3,315

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2012 157

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2012	2011
Assets
Cash and cash equivalents	$110,752	$120,102
Time deposits placed and other short-term investments	18,694	26,004
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $98,670 and $87,453 measured at fair value)	219,924	211,183
Trading account assets (includes $115,821 and $80,130 pledged as collateral)	237,226	169,319
Derivative assets	53,497	73,023
Debt securities:
Available-for-sale (includes $63,342 and $69,021 pledged as collateral)	286,906	276,151
Held-to-maturity, at cost (fair value – $50,270 and $35,442; $22,461 and $24,009 pledged as collateral)	49,481	35,265
Total debt securities	336,387	311,416
Loans and leases (includes $9,002 and $8,804 measured at fair value and $50,289 and $73,463 pledged as collateral)	907,819	926,200
Allowance for loan and lease losses	(24,179)	(33,783)
Loans and leases, net of allowance	883,640	892,417
Premises and equipment, net	11,858	13,637
Mortgage servicing rights (includes $5,716 and $7,378 measured at fair value)	5,851	7,510
Goodwill	69,976	69,967
Intangible assets	6,684	8,021
Loans held-for-sale (includes $11,659 and $7,630 measured at fair value)	19,413	13,762
Customer and other receivables	71,467	66,999
Other assets (includes $40,983 and $37,084 measured at fair value)	164,605	145,686
Total assets	$2,209,974	$2,129,046

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$7,906	$8,595
Derivative assets	333	1,634
Loans and leases	123,227	140,194
Allowance for loan and lease losses	(3,658)	(5,066)
Loans and leases, net of allowance	119,569	135,128
Loans held-for-sale	1,969	1,635
All other assets	4,654	4,769
Total assets of consolidated variable interest entities	$134,431	$151,761

See accompanying Notes to Consolidated Financial Statements.

158 Bank of America 2012

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

	December 31
(Dollars in millions)	2012	2011
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$372,546	$332,228
Interest-bearing (includes $2,262 and $3,297 measured at fair value)	654,332	624,814
Deposits in non-U.S. offices:
Noninterest-bearing	7,573	6,839
Interest-bearing	70,810	69,160
Total deposits	1,105,261	1,033,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $42,639 and $34,235 measured at fair value)	293,259	214,864
Trading account liabilities	73,587	60,508
Derivative liabilities	46,016	59,520
Commercial paper and other short-term borrowings (includes $4,074 and $6,558 measured at fair value)	30,731	35,698
Accrued expenses and other liabilities (includes $16,594 and $15,743 measured at fair value and $513 and $714 of reserve for unfunded lending commitments)	148,579	123,049
Long-term debt (includes $49,161 and $46,239 measured at fair value)	275,585	372,265
Total liabilities	1,973,018	1,898,945
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities, Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 13 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,685,410 and 3,689,084 shares	18,768	18,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,778,263,628 and 10,535,937,957 shares	158,142	156,621
Retained earnings	62,843	60,520
Accumulated other comprehensive income (loss)	(2,797)	(5,437)
Total shareholders’ equity	236,956	230,101
Total liabilities and shareholders’ equity	$2,209,974	$2,129,046

Liabilities of consolidated variable interest entities included in total liabilities above
Commercial paper and other short-term borrowings (includes $872 and $650 of non-recourse liabilities)	$3,731	$5,777
Long-term debt (includes $29,476 and $44,976 of non-recourse debt)	34,256	49,054
All other liabilities (includes $149 and $225 of non-recourse liabilities)	360	1,116
Total liabilities of consolidated variable interest entities	$38,347	$55,947

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2012 159

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount

Balance, December 31, 2009	$37,208	8,650,244	$128,734	$71,233	$(5,619)	$(112)	$231,444
Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities				(6,154)	(116)		(6,270)
Credit-related notes				(229)	229
Net loss				(2,238)			(2,238)
Net change in available-for-sale debt and marketable equity securities					5,759		5,759
Net change in derivatives					(701)		(701)
Employee benefit plan adjustments					145		145
Net change in foreign currency translation adjustments					237		237
Dividends paid:
Common				(405)			(405)
Preferred				(1,357)			(1,357)
Common stock issued under employee plans and related tax effects		98,557	1,385			103	1,488
Mandatory convertible preferred stock conversion	(1,542)	50,354	1,542
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244
Other	140			(1)		7	146
Balance, December 31, 2010	16,562	10,085,155	150,905	60,849	(66)	(2)	228,248
Net income				1,446			1,446
Net change in available-for-sale debt and marketable equity securities					(4,270)		(4,270)
Net change in derivatives					(549)		(549)
Employee benefit plan adjustments					(444)		(444)
Net change in foreign currency translation adjustments					(108)		(108)
Dividends paid:
Common				(413)			(413)
Preferred				(1,325)			(1,325)
Issuance of preferred stock and warrants	2,918		2,082				5,000
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(1,083)	400,000	2,754	(36)			1,635
Common stock issued under employee plans and related tax effects		50,783	880			2	882
Other				(1)			(1)
Balance, December 31, 2011	18,397	10,535,938	156,621	60,520	(5,437)	—	230,101
Net income				4,188			4,188
Net change in available-for-sale debt and marketable equity securities					1,802		1,802
Net change in derivatives					916		916
Employee benefit plan adjustments					(65)		(65)
Net change in foreign currency translation adjustments					(13)		(13)
Dividends paid:
Common				(437)			(437)
Preferred				(1,472)			(1,472)
Net issuance of preferred stock	667						667
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(296)	49,867	412	44			160
Common stock issued under employee plans and related tax effects		192,459	1,109				1,109
Balance, December 31, 2012	$18,768	10,778,264	$158,142	$62,843	$(2,797)	$—	$236,956

See accompanying Notes to Consolidated Financial Statements.

160 Bank of America 2012

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2012	2011	2010
Operating activities
Net income (loss)	$4,188	$1,446	$(2,238)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	8,169	13,410	28,435
Goodwill impairment	—	3,184	12,400
Gains on sales of debt securities	(1,662)	(3,374)	(2,526)
Fair value adjustments on structured liabilities	5,107	(3,320)	(18)
Depreciation and premises improvements amortization	1,774	1,976	2,181
Amortization of intangibles	1,264	1,509	1,731
Deferred income taxes	(2,735)	(1,949)	608
Net (increase) decrease in trading and derivative instruments	(48,225)	20,230	20,775
Net (increase) decrease in other assets	(13,330)	50,230	5,213
Net increase (decrease) in accrued expenses and other liabilities	24,061	(18,124)	14,069
Other operating activities, net	7,531	(770)	1,911
Net cash provided by (used in) operating activities	(13,858)	64,448	82,541
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	7,310	105	(2,154)
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(8,741)	(1,567)	(19,683)
Proceeds from sales of available-for-sale and other debt securities	74,068	120,125	100,047
Proceeds from paydowns and maturities of available-for-sale and other debt securities	71,509	56,732	70,868
Purchases of available-for-sale and other debt securities	(164,491)	(99,536)	(199,159)
Proceeds from maturities of held-to-maturity debt securities	6,261	602	11
Purchases of held-to-maturity debt securities	(20,991)	(35,552)	(100)
Proceeds from sales of loans and leases	1,673	2,409	8,046
Other changes in loans and leases, net	(6,457)	(6,059)	(2,550)
Net sales (purchases) of premises and equipment	5	(1,307)	(987)
Proceeds from sales of foreclosed properties	2,799	2,532	3,107
Cash received due to impact of adoption of consolidation guidance	—	—	2,807
Proceeds from sales of investments	198	14,840	10,856
Other investing activities, net	(320)	(895)	(1,456)
Net cash provided by (used in) investing activities	(37,177)	52,429	(30,347)
Financing activities
Net increase in deposits	72,220	22,611	36,598
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	78,395	(30,495)	(9,826)
Net decrease in commercial paper and other short-term borrowings	(5,017)	(24,264)	(31,698)
Proceeds from issuance of long-term debt	22,200	26,001	52,215
Retirement of long-term debt	(124,389)	(101,814)	(110,919)
Proceeds from issuance of preferred stock and warrants	667	5,000	—
Cash dividends paid	(1,909)	(1,738)	(1,762)
Excess tax benefits on share-based payments	13	42	53
Other financing activities, net	236	3	5
Net cash provided by (used in) financing activities	42,416	(104,654)	(65,334)
Effect of exchange rate changes on cash and cash equivalents	(731)	(548)	228
Net increase (decrease) in cash and cash equivalents	(9,350)	11,675	(12,912)
Cash and cash equivalents at January 1	120,102	108,427	121,339
Cash and cash equivalents at December 31	$110,752	$120,102	$108,427
Supplemental cash flow disclosures
Interest paid	$18,268	$25,207	$21,166
Income taxes paid	1,372	1,653	1,465
Income taxes refunded	(338)	(781)	(7,783)
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
During 2010, the Corporation securitized $2.4 billion of residential mortgage loans into mortgage-backed securities which were retained by the Corporation. There were no residential mortgage loans securitized into mortgage-backed securities which were retained by the Corporation during 2012 and 2011.
During 2010, the Corporation sold First Republic Bank in a non-cash transaction that reduced assets and liabilities by $19.5 billion and $18.1 billion.

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2012 161

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Principles
Bank of America Corporation (together with its consolidated subsidiaries, the Corporation), a bank holding company (BHC) and a financial holding company, provides a diverse range of financial services and products throughout the U.S. and in certain international markets. The term “the Corporation” as used herein may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates.
The Corporation conducts its activities through banking and nonbanking subsidiaries. The Corporation operates its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A. or BANA) and FIA Card Services, National Association (FIA Card Services, N.A. or FIA).
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
New Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions on January 1, 2012. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial position or results of operations.

Effective January 1, 2012, the Corporation adopted amendments from the FASB to the fair value accounting guidance. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of “blockage factors” in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments also prescribe additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial position or results of operations. For the related disclosures, see Note 21 – Fair Value Measurements and Note 23 – Fair Value of Financial Instruments.
Effective January 1, 2012, the Corporation adopted new accounting guidance from the FASB on the presentation of comprehensive income in financial statements. The Corporation adopted the new guidance by reporting the components of comprehensive income in two separate but consecutive statements. For the new statement and related information, see the Consolidated Statement of Comprehensive Income and Note 15 – Accumulated Other Comprehensive Income (Loss).
Effective January 1, 2013, the Corporation will be required to retrospectively adopt new accounting guidance from the FASB requiring additional disclosures on the effect of netting arrangements on an entity’s financial position. The disclosures relate to derivatives and securities financing agreements that are either offset on the balance sheet under existing accounting guidance or are subject to a legally enforceable master netting or similar agreement. This new guidance addresses only disclosures, and accordingly, will have no impact on the Corporation’s consolidated financial position or results of operations.
In December 2012, the FASB issued a proposed standard on accounting for expected credit losses. It would replace multiple existing impairment models, including an “incurred loss” model for loans, with an “expected credit loss” model. The FASB announced it would establish the effective date when it issues the final standard. The Corporation cannot predict at this time whether or when a final standard will be issued, when it will be effective or what its final provisions will be. It is possible that the final standard could have a material adverse impact on the Corporation’s results of operations once it is issued and becomes effective.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank.
Securities Financing Agreements
Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase (securities financing agreements) are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired or sold plus accrued interest, except for certain securities financing agreements that the Corporation accounts for under the fair value option. Changes in the fair value of securities financing agreements that are accounted for under the fair value option are recorded in trading

162 Bank of America 2012

account profits in the Consolidated Statement of Income. For more information on securities financing agreements that the Corporation accounts for under the fair value option, see Note 22 – Fair Value Option.
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
In repurchase transactions, typically, the termination date for a repurchase agreement is before the maturity date of the underlying security. However, in certain situations, the Corporation may enter into repurchase agreements where the termination date of the repurchase transaction is the same as the maturity date of the underlying security and these transactions are referred to as “repo-to-maturity” (RTM) transactions. In accordance with applicable accounting guidance, the Corporation accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, the Corporation removes or recognizes the securities from the Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss, where applicable, in the Consolidated Statement of Income. At December 31, 2012 and 2011, the Corporation had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.
Collateral
The Corporation accepts securities as collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2012 and 2011, the fair value of this collateral was $513.2 billion and $393.9 billion of which $362.0 billion and $287.7 billion was sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. The Corporation also pledges firm-owned securities and loans as collateral in transactions that include repurchase agreements, securities loaned, public and trust deposits, U.S. Treasury tax and loan notes, and other short-term borrowings. This collateral, which in some cases can be sold or repledged by the counterparties to the transactions, is parenthetically disclosed on the Consolidated Balance Sheet.
In certain cases, the Corporation has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These assets are included on the Consolidated Balance Sheet in Assets of Consolidated VIEs.
In addition, the Corporation obtains collateral in connection with its derivative contracts. Required collateral levels vary depending on the credit risk rating and the type of counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. Based on provisions contained in master netting agreements, the Corporation nets cash collateral received against derivative assets. The Corporation also pledges collateral on its own derivative positions which can be applied against derivative liabilities.
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
Derivatives and Hedging Activities
Derivatives are entered into on behalf of customers, and for trading or risk management activities. Derivatives used in risk management activities include derivatives that are both designated in qualifying accounting hedge relationships and derivatives used to hedge market risks in relationships that are not designated in qualifying accounting hedge relationships (referred to as other risk management activities). Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a date in the future. Option agreements can be transacted on organized exchanges or directly between parties.
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
Valuations of derivative assets and liabilities reflect the value of the instrument including counterparty credit risk. These values also take into account the Corporation’s own credit standing.

Bank of America 2012 163

Trading Derivatives and Other Risk Management Activities
Derivatives held for trading purposes are included in derivative assets or derivative liabilities on the Consolidated Balance Sheet with changes in fair value included in trading account profits.
Derivatives used for other risk management activities are included in derivative assets or derivative liabilities. Derivatives used in other risk management activities have not been designated in a qualifying accounting hedge relationship because they did not qualify or the risk that is being mitigated pertains to an item that is reported at fair value through earnings so that the effect of measuring the derivative instrument and the asset or liability to which the risk exposure pertains will offset in the Consolidated Statement of Income to the extent effective. The changes in the fair value of derivatives that serve to mitigate certain risks associated with mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in mortgage banking income (loss). Changes in the fair value of derivatives that serve to mitigate interest rate risk and foreign currency risk are included in other income (loss). Credit derivatives are also used by the Corporation to protect the Corporation from various credit exposures. The changes in the fair value of these derivatives are included in other income (loss).
Derivatives Used For Hedge Accounting Purposes (Accounting Hedges)
For accounting hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Corporation primarily uses regression analysis at the inception of a hedge and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of a hedged item or forecasted transaction. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.
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
Interest Rate Lock Commitments
The Corporation enters into IRLCs in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value recorded in mortgage banking income (loss), typically resulting in recognition of a gain when the Corporation enters into IRLCs.
In estimating the fair value of an IRLC, the Corporation assigns a probability that the loan commitment will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time. Changes from the expected future cash flows related to the customer relationship are excluded from the valuation of IRLCs.
Outstanding IRLCs expose the Corporation to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To manage this risk, the Corporation utilizes forward loan sales commitments and other derivative instruments, including interest rate swaps and options, to economically hedge the risk of potential changes in the value of the loans that would result from the commitments. The changes in the fair value of these derivatives are recorded in mortgage banking income (loss).
Securities
Debt securities are recorded on the Consolidated Balance Sheet as of their trade date. Debt securities bought principally with the intent to buy and sell in the short term as part of the Corporation’s trading activities are reported at fair value in trading account assets with unrealized gains and losses included in trading

164 Bank of America 2012

account profits (losses). Debt securities purchased for longer term investment purposes, as part of asset and liability management (ALM) and other strategic activities are generally reported at fair value as available-for-sale (AFS) securities with net unrealized gains and losses included in accumulated OCI. Certain debt securities purchased for ALM and other strategic purposes are reported in other assets at fair value with unrealized gains and losses reported in other income (loss). Debt securities which management has the intent and ability to hold to maturity (HTM) are reported at amortized cost. Other debt securities purchased for use in other risk management activities, such as hedging certain market risks related to MSRs, are reported in other assets at fair value with unrealized gains and losses reported in the same line item as the item being hedged.
The Corporation regularly evaluates each AFS and HTM debt security where the value has declined below amortized cost to assess whether the decline in fair value is other than temporary. In determining whether an impairment is other than temporary, the Corporation considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Corporation either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. If the impairment of the AFS or HTM debt security is credit-related, an other-than-temporary impairment (OTTI) is recorded in earnings. For AFS debt securities, the non-credit-related impairment is recognized in accumulated OCI. If the Corporation intends to sell an AFS debt security or believes it will more-likely-than-not be required to sell a security, the Corporation records the full amount of the impairment as an OTTI.
Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses from the sales of debt securities are determined using the specific identification method.
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
Certain equity investments held by Global Principal Investments (GPI), the Corporation’s diversified equity investor in private equity, real estate and other alternative investments, are subject to investment company accounting under applicable accounting guidance, and accordingly, are carried at fair value with changes in fair value reported in equity investment income. These investments are included in other assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly-traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flow analyses, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors that may influence changes in fair value include but are not limited to recapitalizations, subsequent rounds of financing and offerings in the equity or debt capital markets. For fund investments, the Corporation generally records the fair value of its proportionate interest in the fund’s capital as reported by the respective fund managers. Other investments held by GPI are accounted for under either the equity method or at cost, depending on the Corporation’s ownership interest, and are reported in other assets.
Loans and Leases
Loans measured at historical cost are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. The Corporation elects to account for certain consumer and commercial loans under the fair value option with changes in fair value reported in other income (loss).
Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s three portfolio segments are Home Loans, Credit Card and Other Consumer, and Commercial. The classes within the Home Loans portfolio segment are core portfolio residential mortgage, Legacy Assets & Servicing residential mortgage, Countrywide Financial Corporation (Countrywide) residential mortgage purchased credit-impaired (PCI), core portfolio home equity, Legacy Assets & Servicing home equity, Countrywide home equity PCI, Legacy Assets & Servicing discontinued real estate and Countrywide discontinued real estate PCI. The classes within the Credit Card and Other Consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the Commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial.
Purchased Credit-impaired Loans
The Corporation purchases loans with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (LTV) ratios, some of which are not

Bank of America 2012 165

immediately available as of the purchase date. Purchased loans with evidence of credit quality deterioration for which it is probable that the Corporation will not receive all contractually required payments receivable are accounted for as PCI loans. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance for PCI loans. An individual loan is removed from a PCI loan pool if it is sold, foreclosed, forgiven or the expectation of any future proceeds is remote. When a loan is removed from a PCI loan pool and the foreclosure or recovery value of the loan is less than the loan’s carrying value, the difference is first applied against the PCI pool’s nonaccretable difference. If the nonaccretable difference has been fully utilized, only then is the PCI pool’s basis applicable to that loan written-off against its valuation reserve; however, the integrity of the pool is maintained and it continues to be accounted for as if it was one loan.
The Corporation continues to estimate cash flows expected to be collected over the life of the PCI loans using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Corporation determines it is probable that the present value of the expected cash flows has decreased, the PCI loan is considered to be further impaired resulting in a charge to the provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Corporation reduces any remaining valuation allowance. If there is no remaining valuation allowance, the Corporation recalculates the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indices.
Leases
The Corporation provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property less unearned income. Leveraged leases, which are a form of financing leases, are carried net of non-recourse debt. Unearned income on leveraged and direct financing leases is accreted to interest income over the lease terms using methods that approximate the interest method.
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The allowance for loan and lease losses and the reserve for unfunded lending commitments exclude amounts for loans and unfunded lending commitments accounted for under the fair value option as the fair values of these instruments reflect a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable, other than billed interest and fees on credit card receivables, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses represents the estimated probable credit losses on funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Lending-related credit exposures deemed to be uncollectible, excluding loans carried at fair value, are charged against these accounts. Write-offs on PCI loans on which there is a valuation allowance are written-off against the valuation allowance. For additional information, see Purchased Credit-impaired Loans. Cash recovered on previously charged off amounts is recorded as a recovery to these accounts. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the allowance for loan and lease losses and the reserve for unfunded lending commitments.
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
The Corporation’s Home Loans portfolio segment is comprised primarily of large groups of homogeneous consumer loans secured by residential real estate. The amount of losses incurred in the homogeneous loan pools is estimated based upon how many of the loans will default and the loss in the event of default. Using modeling methodologies, the Corporation estimates how many of the homogeneous loans will default based on the individual loans’ attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate default include refreshed LTV or in the case of a subordinated lien, refreshed combined loan-to-value (CLTV), borrower credit score, months since origination (referred to as vintage) and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). This estimate is based on the Corporation’s historical experience with the loan portfolio. The estimate is adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default on a loan is based on an analysis of the movement of loans with the measured attributes from either current or any of the delinquency categories

166 Bank of America 2012

to default over a twelve-month period. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
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
The remaining portfolios, including nonperforming commercial loans, as well as consumer and commercial loans modified in a troubled debt restructuring (TDR) are reviewed in accordance with applicable accounting guidance on impaired loans and TDRs. If necessary, a specific allowance is established for these loans if they are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and/or interest, in accordance with the contractual terms of the agreement, and once a loan has been identified as impaired, management measures impairment. Impaired loans and TDRs are primarily measured based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate, excluding promotionally priced loans, in effect prior to restructuring. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses unless these are secured consumer loans that are solely dependent on the collateral for repayment, in which case the initial amount that exceeds the fair value of the collateral is charged off.
Generally, when determining the fair value of the collateral securing consumer real estate-secured loans that are solely dependent on the collateral for repayment, prior to performing a detailed property valuation including a walk-through of a property, the Corporation initially estimates the fair value of the collateral securing these consumer loans using an automated valuation method (AVM). An AVM is a tool that estimates the value of a property by reference to market data including sales of comparable properties and price trends specific to the Metropolitan Statistical Area in which the property being valued is located. In the event that an AVM value is not available, the Corporation utilizes publicized indices or if these methods provide less reliable valuations, the Corporation uses appraisals or broker price opinions to estimate the fair value of the collateral. While there is inherent imprecision in these valuations, the Corporation believes that they are representative of the portfolio in the aggregate.
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
Nonperforming Loans and Leases, Charge-offs and Delinquencies
Nonperforming loans and leases generally include loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases.
In accordance with the Corporation’s policies, consumer real estate-secured loans, including residential mortgages and home equity loans, are generally placed on nonaccrual status and classified as nonperforming at 90 days past due unless repayment of the loan is insured by the Federal Housing Administration (FHA) or through individually insured long-term standby agreements with Fannie Mae (FNMA) or Freddie Mac (FHLMC) (the fully-insured portfolio). Residential mortgage loans in the fully-insured portfolio are not placed on nonaccrual status and, therefore, are not reported as nonperforming loans. Junior-lien home equity loans are placed on nonaccrual status and classified as nonperforming when the underlying first-lien mortgage loan becomes 90 days past due even if the junior-lien loan is current. Accrued interest receivable is reversed when a consumer loan is placed on nonaccrual status. Interest collections on nonaccruing consumer loans for which the ultimate collectability of principal is uncertain are generally applied as principal reductions; otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The outstanding balance of real estate-secured loans that is in excess of the estimated property value, less estimated costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless the loan is fully insured. The estimated property value, less estimated costs to sell, is determined using the same process as described for impaired loans in the Allowance for Credit Losses section of this Note.
Consumer loans secured by personal property, credit card loans and other unsecured consumer loans are not placed on nonaccrual status prior to charge-off and, therefore, are not reported as nonperforming loans, except for certain secured consumer loans, including those that have been modified in a TDR. Personal property-secured loans are charged off to collateral value no later than the end of the month in which the account becomes 120

Bank of America 2012 167

days past due or, for loans in bankruptcy, 60 days past due. Credit card and other unsecured consumer loans are charged off no later than the end of the month in which the account becomes 180 days past due or within 60 days after receipt of notification of death or bankruptcy.
Commercial loans and leases, excluding business card loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status and classified as nonperforming unless well-secured and in the process of collection.
Accrued interest receivable is reversed when commercial loans and leases are placed on nonaccrual status. Interest collections on nonaccruing commercial loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans and leases may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Business card loans are charged off no later than the end of the month in which the account becomes 180 days past due or 60 days after receipt of notification of death or bankruptcy filing. These loans are not placed on nonaccrual status prior to charge-off and, therefore, are not reported as nonperforming loans. Other commercial loans and leases are generally charged off when all or a portion of the principal amount is determined to be uncollectible.
The entire balance of a consumer loan or commercial loan or lease is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Interest and fees continue to accrue on past due loans and leases until the date the loan is placed on nonaccrual status, if applicable.
PCI loans are recorded at fair value at the acquisition date. Although the PCI loans may be contractually delinquent, the Corporation does not classify these loans as nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. In addition, reported net charge-offs exclude write-offs on PCI loans as the fair value already considers the estimated credit losses.
Troubled Debt Restructurings
Consumer loans and commercial loans and leases whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties are classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance, or other actions designed to maximize collections. Secured consumer loans that have been discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrower are classified as TDRs at the time of discharge. Consumer real estate-secured loans for which a binding offer to restructure has been extended are also classified as TDRs. Loans classified as TDRs are considered impaired loans. Loans that are carried at fair value, LHFS and PCI loans are not classified as TDRs.

Secured consumer loans whose contractual terms have been modified in a TDR and are current at the time of restructuring generally remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on nonaccrual status and reported as nonperforming, except for the fully-insured loans, until there is sustained repayment performance for a reasonable period, generally six months. If accruing consumer TDRs cease to perform in accordance with their modified contractual terms, they are placed on nonaccrual status and reported as nonperforming TDRs. Consumer TDRs that bear a below-market rate of interest are generally reported as TDRs throughout their remaining lives. Secured consumer loans that have been discharged in Chapter 7 bankruptcy are placed on nonaccrual status and written down to the collateral value, less estimated costs to sell, no later than the time of discharge. Interest collections on these loans are generally recorded in interest income on a cash basis. Credit card and other unsecured consumer loans that have been renegotiated in a TDR are not placed on nonaccrual status. Credit card and other unsecured consumer loans that have been renegotiated and placed on a fixed payment plan after July 1, 2012 are generally charged off no later than the end of the month in which the account becomes 120 days past due.
Commercial loans and leases whose contractual terms have been modified in a TDR are typically placed on nonaccrual status and reported as nonperforming until the loans or leases have performed for an adequate period of time under the restructured agreement, generally six months. If the borrower had demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the modified terms, the loan may remain on accrual status. Accruing commercial TDRs are reported as performing TDRs through the end of the calendar year in which the loans are returned to accrual status. In addition, if accruing commercial TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they are placed on nonaccrual status and reported as nonperforming TDRs.
A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.
Loans Held-for-sale
Loans that are intended to be sold in the foreseeable future, including residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, are reported as LHFS and are carried at the lower of aggregate cost or fair value. The Corporation accounts for certain LHFS, including first mortgage LHFS, under the fair value option. Mortgage loan origination costs related to LHFS that the Corporation accounts for under the fair value option are recognized in noninterest expense when incurred. Mortgage loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans. LHFS that are on nonaccrual status and are reported as nonperforming, as defined in the policy herein, are reported separately from nonperforming loans and leases.

168 Bank of America 2012

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
Mortgage Servicing Rights
The Corporation accounts for consumer-related MSRs at fair value with changes in fair value recorded in mortgage banking income (loss), while commercial-related and residential reverse mortgage MSRs are accounted for using the amortization method (lower of amortized cost or fair value) with impairment recognized as a reduction in mortgage banking income (loss). To reduce the volatility of earnings related to interest rate and market value fluctuations, U.S. Treasury securities, mortgage-backed securities (MBS) and derivatives such as options and interest rate swaps may be used as risk management derivatives to hedge certain market risks of the MSRs, but are not designated as qualifying accounting hedges. These instruments are carried at fair value with changes in fair value recognized in mortgage banking income (loss).
The Corporation estimates the fair value of consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income and, when available, quoted prices from independent parties. The present value calculation is accomplished through an option-adjusted spread (OAS) valuation approach that factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in MSR valuations include weighted-average lives of the MSRs and the OAS levels. The OAS represents the spread that is added to the discount rate so that the sum of the discounted cash flows equals the market price; therefore, it is a measure of the extra yield over the reference discount factor that the Corporation expects to earn by holding the asset.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. The goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill as measured by allocated equity. In certain circumstances, the first step may be performed using a qualitative assessment. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.
The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, as described herein. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Balance Sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.
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

Bank of America 2012 169

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
Retained interests in securitized assets are initially recorded at fair value. In addition, the Corporation may invest in debt securities issued by unconsolidated VIEs. Fair values of these debt securities, which are AFS debt securities or trading account assets, are based primarily on quoted market prices. Generally, quoted market prices for retained residual interests are not available; therefore, the Corporation estimates fair values based on the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. Retained residual interests in unconsolidated securitization trusts are classified in trading account assets or other assets with changes in fair value recorded in income. The Corporation may also enter into derivatives with unconsolidated VIEs, which are carried at fair value with changes in fair value recorded in income.
Fair Value
The Corporation measures the fair values of its financial instruments in accordance with accounting guidance that requires an entity to base fair value on exit price. A three-level hierarchy for inputs is utilized in measuring fair value which maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used to determine the exit price when available. Under applicable accounting guidance, the Corporation categorizes its financial instruments, based on the priority of inputs to the valuation technique, into this three-level hierarchy, as described below. Trading account assets and liabilities, derivative assets and liabilities, AFS debt and equity securities, MSRs and certain other assets are carried at fair value in accordance with applicable accounting guidance. The Corporation has also elected to account for certain assets and liabilities under the fair value option, including certain commercial and consumer loans and loan commitments, LHFS, other short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt. The following describes the three-level hierarchy.

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

170 Bank of America 2012

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
Income Taxes
There are two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss (NOL) carryforwards and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized.
Income tax benefits are recognized and measured based upon a two-step model: first, a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and second, the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). The Corporation records income tax-related interest and penalties, if applicable, within income tax expense.
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
In connection with a redesign of the retirement plans, on January 24, 2012, the Corporation froze benefits earned in the

Qualified Pension Plans effective June 30, 2012. As a result of this action, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred as of January 24, 2012. For additional information, see Note 18 – Employee Benefit Plans.
Accumulated Other Comprehensive Income
The Corporation records unrealized gains and losses on AFS debt and marketable equity securities, gains and losses on cash flow accounting hedges, certain employee benefit plan adjustments, foreign currency translation adjustments and related hedges of net investments in foreign operations and the cumulative adjustment related to certain accounting changes in accumulated OCI, net-of-tax. Unrealized gains and losses on AFS debt and marketable equity securities are reclassified to earnings as the gains or losses are realized upon sale of the securities. Unrealized losses on AFS securities deemed to represent OTTI are reclassified to earnings at the time of the impairment charge. For AFS debt securities that the Corporation does not intend to sell or it is not more-likely-than-not that it will be required to sell, only the credit component of an unrealized loss is reclassified to earnings. Gains or losses on derivatives accounted for as cash flow hedges are reclassified to earnings when the hedged transaction affects earnings. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.
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

Bank of America 2012 171

Earnings Per Common Share
Earnings per common share (EPS) is computed by dividing net income (loss) allocated to common shareholders by the weighted-average common shares outstanding, except that it does not include unvested common shares subject to repurchase or cancellation. Net income (loss) allocated to common shareholders represents net income (loss) applicable to common shareholders which is net income (loss) adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end, less income allocated to participating securities (see below for additional information). Diluted EPS is computed by dividing income (loss) allocated to common shareholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units (RSUs), outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable. Certain warrants may be exercised, at the option of the holder, through tendering of the Corporation’s 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock) or cash. Because it is currently more economical for the warrant holder to tender the Series T preferred stock, the common shares underlying these warrants are considered outstanding and the dividends on the preferred stock are added to income (loss) allocable to common shareholders in computing diluted EPS, unless the effect is antidilutive.
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

Foreign Currency Translation
Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. The resulting unrealized gains or losses as well as gains and losses from certain hedges, are reported as a component of accumulated OCI, net-of-tax. When the foreign entity’s functional currency is determined to be the U.S. dollar, the resulting remeasurement currency gains or losses on foreign currency-denominated assets or liabilities are included in earnings.
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

172 Bank of America 2012

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

Accounting Policies
All significant accounting policies are discussed either in this Note or included in the Notes herein listed below.

NOTE 2 Trading Account Assets and Liabilities
The table below presents the components of trading account assets and liabilities at December 31, 2012 and 2011.

	December 31
(Dollars in millions)	2012	2011
Trading account assets
U.S. government and agency securities (1)	$86,974	$52,613
Corporate securities, trading loans and other	37,900	36,571
Equity securities	43,315	23,674
Non-U.S. sovereign debt	52,197	42,946
Mortgage trading loans and asset-backed securities	16,840	13,515
Total trading account assets	$237,226	$169,319
Trading account liabilities
U.S. government and agency securities	$23,430	$20,710
Equity securities	22,492	14,594
Non-U.S. sovereign debt	20,244	17,440
Corporate securities and other	7,421	7,764
Total trading account liabilities	$73,587	$60,508

(1)	Includes $30.6 billion and $27.3 billion of government-sponsored enterprise obligations at December 31, 2012 and 2011.

Bank of America 2012 173

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting

Principles. The following tables present derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2012 and 2011. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

		December 31, 2012
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$34,667.4	$1,075.4	$13.8	$1,089.2	$1,062.6	$4.7	$1,067.3
Futures and forwards	11,950.5	2.8	—	2.8	2.7	—	2.7
Written options	2,343.5	—	—	—	106.0	—	106.0
Purchased options	2,162.6	105.5	—	105.5	—	—	—
Foreign exchange contracts
Swaps	2,489.0	47.4	1.4	48.8	53.2	1.8	55.0
Spot, futures and forwards	3,023.0	31.5	0.4	31.9	30.5	0.8	31.3
Written options	363.3	—	—	—	7.3	—	7.3
Purchased options	321.8	6.5	—	6.5	—	—	—
Equity contracts
Swaps	127.1	1.6	—	1.6	2.0	—	2.0
Futures and forwards	58.4	1.0	—	1.0	1.0	—	1.0
Written options	295.3	—	—	—	20.2	—	20.2
Purchased options	271.0	20.4	—	20.4	—	—	—
Commodity contracts
Swaps	60.5	2.5	0.1	2.6	4.0	—	4.0
Futures and forwards	498.9	4.8	—	4.8	2.7	—	2.7
Written options	166.4	—	—	—	7.4	—	7.4
Purchased options	168.2	7.1	—	7.1	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,559.5	35.6	—	35.6	22.1	—	22.1
Total return swaps/other	43.5	2.5	—	2.5	2.9	—	2.9
Written credit derivatives:
Credit default swaps	1,531.5	23.0	—	23.0	32.6	—	32.6
Total return swaps/other	68.8	0.2	—	0.2	0.3	—	0.3
Gross derivative assets/liabilities		$1,367.8	$15.7	$1,383.5	$1,357.5	$7.3	$1,364.8
Less: Legally enforceable master netting agreements				(1,271.9)			(1,271.9)
Less: Cash collateral received/paid				(58.1)			(46.9)
Total derivative assets/liabilities				$53.5			$46.0

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

174 Bank of America 2012

		December 31, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$40,473.7	$1,490.7	$15.9	$1,506.6	$1,473.0	$12.3	$1,485.3
Futures and forwards	12,105.8	2.9	0.2	3.1	3.4	—	3.4
Written options	2,534.0	—	—	—	117.8	—	117.8
Purchased options	2,467.2	120.0	—	120.0	—	—	—
Foreign exchange contracts
Swaps	2,381.6	48.3	2.6	50.9	58.9	2.2	61.1
Spot, futures and forwards	2,548.8	37.2	1.3	38.5	39.2	0.3	39.5
Written options	368.5	—	—	—	9.4	—	9.4
Purchased options	341.0	9.0	—	9.0	—	—	—
Equity contracts
Swaps	75.5	1.5	—	1.5	1.7	—	1.7
Futures and forwards	52.1	1.8	—	1.8	1.5	—	1.5
Written options	367.1	—	—	—	17.7	—	17.7
Purchased options	360.2	19.6	—	19.6	—	—	—
Commodity contracts
Swaps	73.8	4.9	0.1	5.0	5.9	—	5.9
Futures and forwards	470.5	5.3	—	5.3	3.2	—	3.2
Written options	142.3	—	—	—	9.5	—	9.5
Purchased options	141.3	9.5	—	9.5	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,944.8	95.8	—	95.8	13.8	—	13.8
Total return swaps/other	17.5	0.6	—	0.6	0.3	—	0.3
Written credit derivatives:
Credit default swaps	1,885.9	14.1	—	14.1	90.5	—	90.5
Total return swaps/other	17.8	0.5	—	0.5	0.7	—	0.7
Gross derivative assets/liabilities		$1,861.7	$20.1	$1,881.8	$1,846.5	$14.8	$1,861.3
Less: Legally enforceable master netting agreements				(1,749.9)			(1,749.9)
Less: Cash collateral received/paid				(58.9)			(51.9)
Total derivative assets/liabilities				$73.0			$59.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.
ALM and Risk Management Derivatives
The Corporation’s ALM and risk management activities include the use of derivatives to mitigate risk to the Corporation including derivatives designated in qualifying hedge accounting relationships and derivatives used in other risk management activities. Interest rate, foreign exchange, equity, commodity and credit contracts are utilized in the Corporation’s ALM and risk management activities.
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
Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures to hedge certain market risks of MSRs. For additional information on MSRs, see Note 24 – Mortgage Servicing Rights.
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

Bank of America 2012 175

commodity contracts and physical inventories of commodities expose the Corporation to earnings volatility. Cash flow and fair value accounting hedges provide a method to mitigate a portion of this earnings volatility.
The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps (CDS), total return swaps and swaptions. These derivatives are recorded on the Corporation’s Consolidated Balance Sheet at fair value with changes in fair value recorded in other income (loss).
Derivatives Designated as Accounting Hedges
The Corporation uses various types of interest rate, commodity and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates, commodity prices and exchange rates (fair value hedges). The Corporation also uses these types of contracts and equity derivatives to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts and cross-currency basis swaps, and by issuing foreign currency-denominated debt (net investment hedges).
Fair Value Hedges
The table below summarizes certain information related to fair value hedges for 2012, 2011 and 2010, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated. At redesignation, the fair value of the derivatives was negative. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness may occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges

Gains (losses)	2012
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(195)	$(770)	$(965)
Interest rate and foreign currency risk on long-term debt (1)	(1,482)	1,225	(257)
Interest rate risk on AFS securities (2)	(4)	91	87
Commodity price risk on commodity inventory (3)	(6)	6	—
Total	$(1,687)	$552	$(1,135)

	2011
Interest rate risk on long-term debt (1)	$4,384	$(4,969)	$(585)
Interest rate and foreign currency risk on long-term debt (1)	780	(1,057)	(277)
Interest rate risk on AFS securities (2)	(11,386)	10,490	(896)
Commodity price risk on commodity inventory (3)	16	(16)	—
Total	$(6,206)	$4,448	$(1,758)

	2010
Interest rate risk on long-term debt (1)	$2,952	$(3,496)	$(544)
Interest rate and foreign currency risk on long-term debt (1)	(463)	130	(333)
Interest rate risk on AFS securities (2)	(2,577)	2,667	90
Commodity price risk on commodity inventory (3)	19	(19)	—
Total	$(69)	$(718)	$(787)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

176 Bank of America 2012

Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for 2012, 2011 and 2010. During the next 12 months, net losses in accumulated OCI of $981 million ($618 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.
Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude pre-tax losses of $7 million, and pre-tax gains of $82 million and $192 million related to long-term debt designated as a net investment hedge for 2012, 2011 and 2010, respectively.

Derivatives Designated as Cash Flow and Net Investment Hedges

	2012
(Dollars in millions, amounts pre-tax)	Gains (losses) Recognized in Accumulated OCI on Derivatives	Gains (losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable rate portfolios	$10	$(957)	$—
Price risk on restricted stock awards	420	(78)	—
Total	$430	$(1,035)	$—
Net investment hedges
Foreign exchange risk	$(771)	$(26)	$(269)

	2011
Cash flow hedges
Interest rate risk on variable rate portfolios	$(2,079)	$(1,392)	$(8)
Commodity price risk on forecasted purchases and sales	(3)	6	(3)
Price risk on restricted stock awards	(408)	(231)	—
Total	$(2,490)	$(1,617)	$(11)
Net investment hedges
Foreign exchange risk	$1,055	$384	$(572)

	2010
Cash flow hedges
Interest rate risk on variable rate portfolios	$(1,876)	$(410)	$(30)
Commodity price risk on forecasted purchases and sales	32	25	11
Price risk on restricted stock awards	(97)	(33)	—
Price risk on equity investments included in AFS securities	186	(226)	—
Total	$(1,755)	$(644)	$(19)
Net investment hedges
Foreign exchange risk	$(482)	$—	$(315)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.
The Corporation enters into equity total return swaps to hedge a portion of RSUs granted to certain employees as part of their compensation. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances, and certain awards may be settled in cash. These RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense driven by fluctuations in the share price of the common stock during the vesting period of any RSUs that may be granted, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are other risk management derivatives and changes in fair value are recorded in personnel expense. For more information on RSUs and related hedges, see Note 19 – Stock-based Compensation Plans.

Bank of America 2012 177

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for 2012, 2011 and 2010. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives

Gains (losses)

(Dollars in millions)	2012	2011	2010
Price risk on mortgage banking production income (1, 2)	$3,022	$2,852	$9,109
Market-related risk on mortgage banking servicing income (1)	2,000	3,612	3,878
Credit risk on loans (3)	(95)	30	(121)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	424	(48)	(2,080)
Price risk on restricted stock awards (5)	1,008	(610)	(151)
Other	58	281	42
Total	$6,417	$6,117	$10,677

(1)	Net gains on these derivatives are recorded in mortgage banking income (loss).

(2)
Includes net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $3.0 billion, $3.8 billion and $8.7 billion for 2012, 2011 and 2010, respectively.

(3)	Net gains (losses) on these derivatives are recorded in other income (loss).

(4)
The majority of the balance is related to the revaluation of derivatives used to mitigate risk related to foreign currency-denominated debt which is recorded in other income (loss). The offsetting revaluation of the foreign currency-denominated debt, while not included in the table above, is also recorded in other income (loss).

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
Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in other income (loss). Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, all revenue is included in trading account profits. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income (loss).
Gains (losses) on certain instruments, primarily loans, that the Global Markets business segment shares with Global Banking are not considered trading instruments and are excluded from sales and trading revenue in their entirety.

178 Bank of America 2012

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2012, 2011 and 2010. The difference between total trading account profits in the table below and in the Corporation’s Consolidated Statement of Income represents trading activities in business segments other than Global Markets. Global Markets results in Note 26 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on a FTE basis.

Sales and Trading Revenue

	2012
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$580	$1,040	$(5)	$1,615
Foreign exchange risk	909	5	7	921
Equity risk	1,181	(57)	1,890	3,014
Credit risk	2,496	2,321	961	5,778
Other risk	540	(219)	(42)	279
Total sales and trading revenue	$5,706	$3,090	$2,811	$11,607

	2011
Interest rate risk	$2,118	$923	$(63)	$2,978
Foreign exchange risk	1,088	8	(10)	1,086
Equity risk	1,482	128	2,346	3,956
Credit risk	1,096	2,604	553	4,253
Other risk	633	(184)	(72)	377
Total sales and trading revenue	$6,417	$3,479	$2,754	$12,650

	2010
Interest rate risk	$2,032	$659	$38	$2,729
Foreign exchange risk	903	—	(9)	894
Equity risk	1,650	16	2,447	4,113
Credit risk	4,592	3,557	266	8,415
Other risk	447	(172)	(4)	271
Total sales and trading revenue	$9,624	$4,060	$2,738	$16,422

(1)
Represents amounts in investment and brokerage services and other income (loss) that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $1.8 billion, $2.2 billion and $2.3 billion for 2012, 2011 and 2010, respectively, primarily included in equity risk.

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

Bank of America 2012 179

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at December 31, 2012 and 2011 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

Credit Derivative Instruments

	December 31, 2012
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$52	$757	$5,595	$2,903	$9,307
Non-investment grade	923	4,403	7,030	10,959	23,315
Total	975	5,160	12,625	13,862	32,622
Total return swaps/other:
Investment grade	39	—	—	—	39
Non-investment grade	57	104	39	37	237
Total	96	104	39	37	276
Total credit derivatives	$1,071	$5,264	$12,664	$13,899	$32,898
Credit-related notes: (1)
Investment grade	$4	$12	$441	$3,849	$4,306
Non-investment grade	116	161	314	1,425	2,016
Total credit-related notes	$120	$173	$755	$5,274	$6,322
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$260,177	$349,125	$500,038	$90,453	$1,199,793
Non-investment grade	79,861	99,043	110,248	42,559	331,711
Total	340,038	448,168	610,286	133,012	1,531,504
Total return swaps/other:
Investment grade	43,536	15	—	—	43,551
Non-investment grade	5,566	11,028	7,631	1,035	25,260
Total	49,102	11,043	7,631	1,035	68,811
Total credit derivatives	$389,140	$459,211	$617,917	$134,047	$1,600,315

	December 31, 2011
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$795	$5,011	$17,271	$7,325	$30,402
Non-investment grade	4,236	11,438	18,072	26,339	60,085
Total	5,031	16,449	35,343	33,664	90,487
Total return swaps/other:
Investment grade	—	—	30	1	31
Non-investment grade	522	2	33	128	685
Total	522	2	63	129	716
Total credit derivatives	$5,553	$16,451	$35,406	$33,793	$91,203
Credit-related notes: (1)
Investment grade	$—	$7	$208	$2,947	$3,162
Non-investment grade	127	85	132	1,732	2,076
Total credit-related notes	$127	$92	$340	$4,679	$5,238
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$182,137	$401,914	$477,924	$127,570	$1,189,545
Non-investment grade	133,624	228,327	186,522	147,926	696,399
Total	315,761	630,241	664,446	275,496	1,885,944
Total return swaps/other:
Investment grade	—	—	9,116	—	9,116
Non-investment grade	305	2,023	4,918	1,476	8,722
Total	305	2,023	14,034	1,476	17,838
Total credit derivatives	$316,066	$632,264	$678,480	$276,972	$1,903,782

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

180 Bank of America 2012

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
The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at December 31, 2012 was $20.7 billion and $1.1 trillion compared to $48.0 billion and $1.0 trillion at December 31, 2011.
Credit-related notes in the table on page 180 include investments in securities issued by CDO, collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 174, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
A majority of the Corporation’s derivative contracts contain credit risk related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2012 and 2011, the Corporation held cash and securities collateral of $85.6 billion and $87.7 billion, and posted cash and securities collateral of $74.1 billion and $86.5 billion in the normal course of business under derivative agreements.

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
At December 31, 2012, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.2 billion, comprised of $721 million for BANA and $1.5 billion for Merrill Lynch & Co., Inc. (Merrill Lynch) and certain of its subsidiaries.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2012, the current liability recorded for these derivative contracts was $1.7 billion, against which the Corporation and certain subsidiaries had posted approximately $1.6 billion of collateral.
At December 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $3.3 billion comprised of $2.9 billion for BANA and $418 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $4.4 billion in additional incremental collateral comprised of $455 million for BANA and $4.0 billion for Merrill Lynch and certain of its subsidiaries would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was $3.8 billion, against which $3.0 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was an incremental $1.7 billion, against which $1.1 billion of collateral has been posted.
Valuation Adjustments on Derivatives
The Corporation records credit risk valuation adjustments on derivatives in order to properly reflect the credit quality of the counterparties and its own credit quality. The Corporation calculates valuation adjustments on derivatives based on a modeled expected exposure that incorporates current market risk factors. The exposure also takes into consideration credit mitigants such as enforceable master netting agreements and collateral. CDS spread data is used to estimate the default probabilities and severities that are applied to the exposures. Where no observable credit default data is available for counterparties, the Corporation uses proxies and other market data to estimate default probabilities and severity.
Valuation adjustments on derivatives are affected by changes in market spreads, non-credit related market factors such as

Bank of America 2012 181

interest rate and currency changes that affect the expected exposure, and other factors like changes in collateral arrangements and partial payments. Credit spread changes and non-credit factors can move independently. For example, for an interest rate swap, changes in interest rates may increase the expected exposure which would increase the counterparty credit valuation adjustment (CVA). Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.
The Corporation may enter into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS and often hedges the other market risks in both CVA and debit valuation adjustments (DVA) primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

During 2012, the Corporation refined its methodology for calculating valuation adjustments on derivatives on a prospective basis. The Corporation no longer considers the probability of default for both the counterparty and the Corporation when calculating the counterparty CVA and DVA and now only considers the probability of the counterparty defaulting for CVA and the Corporation defaulting for DVA.
The table below presents CVA and DVA gains (losses) for the Corporation on a gross and net of hedge basis, which are recorded in trading account profits.

Valuation Adjustments on Derivatives

	2012		2011
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$1,022	$291	$(1,863)	$(606)
Derivative liabilities (DVA) (2)	(2,212)	(2,477)	1,385	1,000

(1)	At December 31, 2012 and 2011, the cumulative CVA reduced the derivative assets balance by $2.4 billion and $2.8 billion.

(2)	At December 31, 2012 and 2011, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $807 million and $2.4 billion.

182 Bank of America 2012

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of debt and marketable equity securities at December 31, 2012 and 2011.

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$24,232	$324	$(84)	$24,472
Mortgage-backed securities:
Agency	183,247	5,048	(146)	188,149
Agency-collateralized mortgage obligations	36,329	1,427	(218)	37,538
Non-agency residential (1)	9,231	391	(128)	9,494
Non-agency commercial	3,576	348	—	3,924
Non-U.S. securities	5,574	50	(6)	5,618
Corporate/Agency bonds	1,415	51	(16)	1,450
Other taxable securities, substantially all asset-backed securities	12,089	54	(15)	12,128
Total taxable securities	275,693	7,693	(613)	282,773
Tax-exempt securities	4,167	13	(47)	4,133
Total available-for-sale debt securities	279,860	7,706	(660)	286,906
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	49,481	815	(26)	50,270
Total debt securities	$329,341	$8,521	$(686)	$337,176
Available-for-sale marketable equity securities (2)	$780	$732	$—	$1,512

	December 31, 2011
Available-for-sale debt securities
U.S. Treasury and agency securities	$43,433	$242	$(811)	$42,864
Mortgage-backed securities:
Agency	138,073	4,511	(21)	142,563
Agency-collateralized mortgage obligations	44,392	774	(167)	44,999
Non-agency residential (1)	14,948	301	(482)	14,767
Non-agency commercial	4,894	629	(1)	5,522
Non-U.S. securities	4,872	62	(14)	4,920
Corporate/Agency bonds	2,993	79	(37)	3,035
Other taxable securities, substantially all asset-backed securities	12,889	49	(60)	12,878
Total taxable securities	266,494	6,647	(1,593)	271,548
Tax-exempt securities	4,678	15	(90)	4,603
Total available-for-sale debt securities	271,172	6,662	(1,683)	276,151
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	35,265	181	(4)	35,442
Total debt securities	$306,437	$6,843	$(1,687)	$311,593
Available-for-sale marketable equity securities (2)	$65	$10	$(7)	$68

(1)	At December 31, 2012 and 2011, includes approximately 91 percent and 89 percent prime, six percent and nine percent Alt-A, and three percent and two percent subprime.

(2)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.

Bank of America 2012 183

At December 31, 2012, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $4.4 billion, net of the related income tax expense of $2.6 billion. At December 31, 2012 and 2011, the Corporation had nonperforming AFS debt securities of $91 million and $140 million.
The Corporation recorded OTTI losses on AFS debt securities for 2012, 2011 and 2010 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment loss is recorded in the Corporation’s Consolidated Statement of Income. For debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Corporation’s Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI. Balances in the table below exclude $5 million, $9 million and $51 million of unrealized gains recorded in accumulated OCI related to these securities for 2012, 2011 and 2010, respectively.

Net Impairment Losses Recognized in Earnings

	2012
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Non-U.S. Securities	Corporate Bonds	Other Taxable Securities	Total
Total OTTI losses (unrealized and realized)	$(50)	$(7)	$—	$—	$—	$(57)
Unrealized OTTI losses recognized in accumulated OCI	4	—	—	—	—	4
Net impairment losses recognized in earnings	$(46)	$(7)	$—	$—	$—	$(53)

	2011
Total OTTI losses (unrealized and realized)	$(348)	$(10)	$—	$—	$(2)	$(360)
Unrealized OTTI losses recognized in accumulated OCI	61	—	—	—	—	61
Net impairment losses recognized in earnings	$(287)	$(10)	$—	$—	$(2)	$(299)

	2010
Total OTTI losses (unrealized and realized)	$(1,305)	$(19)	$(276)	$(6)	$(568)	$(2,174)
Unrealized OTTI losses recognized in accumulated OCI	817	15	16	2	357	1,207
Net impairment losses recognized in earnings	$(488)	$(4)	$(260)	$(4)	$(211)	$(967)
The Corporation’s net impairment losses recognized in earnings consist of write-downs to fair value on AFS securities the Corporation has the intent to sell or will more-likely-than-not be required to sell and all credit losses. The table below presents a rollforward of the credit losses recognized in earnings in 2012, 2011 and 2010 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized

(Dollars in millions)	2012	2011	2010
Balance, January 1	$310	$2,148	$3,155
Additions for credit losses recognized on debt securities that had no previous impairment losses	7	72	487
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	46	149	421
Reductions for debt securities sold or intended to be sold	(120)	(2,059)	(1,915)
Balance, December 31	$243	$310	$2,148
The Corporation estimates the portion of a loss on a security that is attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used for the underlying loans that support the MBS can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. Based on these assumptions, the Corporation then determines how the underlying collateral cash flows will be distributed to each MBS issued from the applicable special purpose entity. Expected principal and interest cash flows on an impaired AFS debt security are discounted using the effective yield of each individual impaired AFS debt security.

184 Bank of America 2012

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at December 31, 2012.

Significant Assumptions

		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	12.9%	3.1%	29.7%
Loss severity	49.5	24.2	63.1
Life default rate	52.4	2.4	98.2

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 45.8 percent for prime, 50.6 percent for Alt-A and 55.9 percent for subprime at December 31, 2012. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 39.5 percent for prime, 63.5 percent for Alt-A and 41.8 percent for subprime at December 31, 2012.
The table below presents the fair value and the associated gross unrealized losses on AFS securities with gross unrealized losses at December 31, 2012 and 2011, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

Temporarily Impaired and Other-than-temporarily Impaired Securities

	December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$—	$—	$5,608	$(84)	$5,608	$(84)
Mortgage-backed securities:
Agency	15,593	(133)	735	(13)	16,328	(146)
Agency-collateralized mortgage obligations	5,135	(121)	4,994	(97)	10,129	(218)
Non-agency residential	592	(13)	1,555	(110)	2,147	(123)
Non-U.S. securities	1,715	(1)	563	(5)	2,278	(6)
Corporate/Agency bonds	—	—	277	(16)	277	(16)
Other taxable securities	1,678	(1)	1,436	(14)	3,114	(15)
Total taxable securities	24,713	(269)	15,168	(339)	39,881	(608)
Tax-exempt securities	1,609	(9)	1,072	(38)	2,681	(47)
Total temporarily impaired available-for-sale debt securities	26,322	(278)	16,240	(377)	42,562	(655)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	14	(1)	74	(4)	88	(5)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$26,336	$(279)	$16,314	$(381)	$42,650	$(660)

	December 31, 2011
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$—	$—	$38,269	$(811)	$38,269	$(811)
Mortgage-backed securities:
Agency	4,679	(13)	474	(8)	5,153	(21)
Agency-collateralized mortgage obligations	11,448	(134)	976	(33)	12,424	(167)
Non-agency residential	2,112	(59)	3,950	(350)	6,062	(409)
Non-agency commercial	55	(1)	—	—	55	(1)
Non-U.S. securities	1,008	(13)	165	(1)	1,173	(14)
Corporate/Agency bonds	415	(29)	111	(8)	526	(37)
Other taxable securities	4,210	(41)	1,361	(19)	5,571	(60)
Total taxable securities	23,927	(290)	45,306	(1,230)	69,233	(1,520)
Tax-exempt securities	1,117	(25)	2,754	(65)	3,871	(90)
Total temporarily impaired available-for-sale debt securities	25,044	(315)	48,060	(1,295)	73,104	(1,610)
Temporarily impaired available-for-sale marketable equity securities	31	(1)	6	(6)	37	(7)
Total temporarily impaired available-for-sale securities	25,075	(316)	48,066	(1,301)	73,141	(1,617)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	158	(28)	489	(45)	647	(73)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$25,233	$(344)	$48,555	$(1,346)	$73,788	$(1,690)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in OCI.

(2)	At December 31, 2012 and 2011, the amortized cost of approximately 2,600 and 3,800 AFS securities exceeded their fair value by $660 million and $1.7 billion.

Bank of America 2012 185

The amortized cost and fair value of the Corporation’s investment in AFS and HTM debt securities from FNMA, the Government National Mortgage Association (GNMA), FHLMC and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at December 31, 2012 and 2011 are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders’ Equity

	December 31
	2012		2011
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government National Mortgage Association	$124,348	$127,541	$102,960	$106,200
Fannie Mae	121,522	123,933	87,898	89,243
Freddie Mac	22,995	23,502	26,617	27,129
U.S. Treasury securities	21,269	21,305	39,946	39,164
The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at December 31, 2012 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Debt Securities Maturities

	December 31, 2012
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$548	0.57%	$855	2.12%	$1,884	5.30%	$20,945	2.80%	$24,232	3.00%
Mortgage-backed securities:
Agency	7	4.70	59,880	3.10	123,075	2.90	285	2.60	183,247	2.90
Agency-collateralized mortgage obligations	11	6.31	12,876	1.20	23,427	3.10	15	1.10	36,329	2.40
Non-agency residential	750	4.50	5,112	4.30	2,767	4.00	602	6.70	9,231	4.40
Non-agency commercial	456	5.70	3,080	5.90	22	3.70	18	4.03	3,576	5.90
Non-U.S. securities	4,247	1.46	1,169	6.10	158	2.20	—	—	5,574	2.65
Corporate/Agency bonds	315	2.40	808	2.80	185	4.52	107	0.90	1,415	2.92
Other taxable securities	2,501	1.10	4,926	1.10	3,803	1.82	859	1.10	12,089	1.37
Total taxable securities	8,835	1.84	88,706	2.91	155,321	2.95	22,831	2.83	275,693	2.86
Tax-exempt securities	43	2.63	1,524	1.40	1,185	2.02	1,415	1.10	4,167	1.68
Total amortized cost of AFS debt securities	$8,878	1.84	$90,230	2.88	$156,506	2.95	$24,246	2.72	$279,860	2.84
Total amortized cost of held-to-maturity debt securities (2)	$6	5.00	$8,616	2.30	$40,836	2.40	$23	4.40	$49,481	2.40
Fair value of AFS debt securities
U.S. Treasury and agency securities	$549		$883		$2,072		$20,968		$24,472
Mortgage-backed securities:
Agency	7		61,234		126,619		289		188,149
Agency-collateralized mortgage obligations	11		12,827		24,684		16		37,538
Non-agency residential	749		5,239		2,841		665		9,494
Non-agency commercial	477		3,405		24		18		3,924
Non-U.S. securities	4,244		1,211		163		—		5,618
Corporate/Agency bonds	320		826		207		97		1,450
Other taxable securities	2,502		4,947		3,825		854		12,128
Total taxable securities	8,859		90,572		160,435		22,907		282,773
Tax-exempt securities	43		1,526		1,184		1,380		4,133
Total fair value of AFS debt securities	$8,902		$92,098		$161,619		$24,287		$286,906
Total fair value of held-to-maturity debt securities (2)	$6		$8,790		$41,451		$23		$50,270

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency mortgage-backed securities.

186 Bank of America 2012

The gross realized gains and losses on sales of AFS debt securities for 2012, 2011 and 2010 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2012	2011	2010
Gross gains	$2,128	$3,685	$3,995
Gross losses	(466)	(311)	(1,469)
Net gains on sales of AFS debt securities	$1,662	$3,374	$2,526
Income tax expense attributable to realized net gains on sales of AFS debt securities	$615	$1,248	$935
Certain Corporate and Strategic Investments
At December 31, 2012 and 2011, the Corporation owned 2.0 billion shares representing approximately one percent of China

Construction Bank Corporation (CCB). Sales restrictions on these shares continue until August 2013. Because the sales restrictions on these shares will expire within one year, these securities are accounted for as AFS marketable equity securities and are carried at fair value with the after-tax unrealized gain included in accumulated OCI. At December 31, 2011, this investment was accounted for at cost. The carrying value of the investment at December 31, 2012 and 2011 was $1.4 billion and $716 million, and the cost basis and the fair value were $716 million and $1.4 billion for both periods. There is a strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas.
The Corporation’s 49 percent investment in a merchant services joint venture had a carrying value of $3.3 billion and $3.4 billion at December 31, 2012 and 2011. For additional information, see Note 13 – Commitments and Contingencies.

Bank of America 2012 187

NOTE 5 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Corporation’s Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2012 and 2011.

	December 31, 2012
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,274	$806	$6,227	$9,307	$160,809			$170,116
Home equity	273	146	591	1,010	59,841			60,851
Legacy Assets & Servicing portfolio
Residential mortgage	2,891	1,696	26,494	31,081	33,247	$8,737		73,065
Home equity	607	356	1,444	2,407	36,191	8,547		47,145
Discontinued real estate (6)	48	19	234	301	757	8,834		9,892
Credit card and other consumer
U.S. credit card	729	582	1,437	2,748	92,087			94,835
Non-U.S. credit card	106	85	212	403	11,294			11,697
Direct/Indirect consumer (7)	569	239	573	1,381	81,824			83,205
Other consumer (8)	48	19	4	71	1,557			1,628
Total consumer loans	7,545	3,948	37,216	48,709	477,607	26,118		552,434
Consumer loans accounted for under the fair value option (9)							$1,005	1,005
Total consumer	7,545	3,948	37,216	48,709	477,607	26,118	1,005	553,439
Commercial
U.S. commercial	323	133	639	1,095	196,031			197,126
Commercial real estate (10)	79	144	983	1,206	37,431			38,637
Commercial lease financing	84	79	30	193	23,650			23,843
Non-U.S. commercial	2	—	—	2	74,182			74,184
U.S. small business commercial	101	75	168	344	12,249			12,593
Total commercial loans	589	431	1,820	2,840	343,543			346,383
Commercial loans accounted for under the fair value option (9)							7,997	7,997
Total commercial	589	431	1,820	2,840	343,543		7,997	354,380
Total loans and leases	$8,134	$4,379	$39,036	$51,549	$821,150	$26,118	$9,002	$907,819
Percentage of outstandings	0.90%	0.48%	4.30%	5.68%	90.45%	2.88%	0.99%

(1)
Home loans 30-59 days past due includes $2.3 billion of fully-insured loans and $702 million of nonperforming loans. Home loans 60-89 days past due includes $1.3 billion of fully-insured loans and $558 million of nonperforming loans.

(2)	Home loans includes $22.2 billion of fully-insured loans.

(3)	Home loans includes $5.5 billion and direct/indirect consumer includes $63 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgage loans of $93 million.

(6)	Total outstandings includes $8.8 billion of pay option loans and $1.1 billion of subprime loans. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $35.9 billion, consumer lending loans of $4.7 billion, U.S. securities-based lending margin loans of $28.3 billion, student loans of $4.8 billion, non-U.S. consumer loans of $8.3 billion and other consumer loans of $1.2 billion.

(8)	Total outstandings includes consumer finance loans of $1.4 billion, other non-U.S. consumer loans of $5 million and consumer overdrafts of $177 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $147 million and discontinued real estate loans of $858 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.3 billion and non-U.S. commercial loans of $5.7 billion. For additional information, see Note 21 – Fair Value Measurements and Note 22 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $37.2 billion and non-U.S. commercial real estate loans of $1.5 billion.

188 Bank of America 2012

	December 31, 2011
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,151	$751	$3,017	$5,919	$172,418			$178,337
Home equity	260	155	429	844	66,211			67,055
Legacy Assets & Servicing portfolio
Residential mortgage	3,195	2,174	32,167	37,536	36,451	$9,966		83,953
Home equity	845	508	1,735	3,088	42,578	11,978		57,644
Discontinued real estate (6)	65	24	351	440	798	9,857		11,095
Credit card and other consumer
U.S. credit card	981	772	2,070	3,823	98,468			102,291
Non-U.S. credit card	148	120	342	610	13,808			14,418
Direct/Indirect consumer (7)	805	338	779	1,922	87,791			89,713
Other consumer (8)	55	21	17	93	2,595			2,688
Total consumer loans	8,505	4,863	40,907	54,275	521,118	31,801		607,194
Consumer loans accounted for under the fair value option (9)							$2,190	2,190
Total consumer	8,505	4,863	40,907	54,275	521,118	31,801	2,190	609,384
Commercial
U.S. commercial	352	166	866	1,384	178,564			179,948
Commercial real estate (10)	288	118	1,860	2,266	37,330			39,596
Commercial lease financing	78	15	22	115	21,874			21,989
Non-U.S. commercial	24	—	—	24	55,394			55,418
U.S. small business commercial	150	106	272	528	12,723			13,251
Total commercial loans	892	405	3,020	4,317	305,885			310,202
Commercial loans accounted for under the fair value option (9)							6,614	6,614
Total commercial	892	405	3,020	4,317	305,885		6,614	316,816
Total loans and leases	$9,397	$5,268	$43,927	$58,592	$827,003	$31,801	$8,804	$926,200
Percentage of outstandings	1.02%	0.57%	4.74%	6.33%	89.29%	3.43%	0.95%

(1)
Home loans 30-59 days past due includes $2.2 billion of fully-insured loans and $372 million of nonperforming loans. Home loans 60-89 days past due includes $1.4 billion of fully-insured loans and $398 million of nonperforming loans.

(2)	Home loans includes $21.2 billion of fully-insured loans.

(3)	Home loans includes $1.8 billion and direct/indirect consumer includes $7 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgage loans of $85 million.

(6)	Total outstandings includes $9.9 billion of pay option loans and $1.2 billion of subprime loans. The Corporation no longer originates these products.

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

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $906 million and discontinued real estate loans of $1.3 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $4.4 billion. For additional information, see Note 21 – Fair Value Measurements and Note 22 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $37.8 billion and non-U.S. commercial real estate loans of $1.8 billion.

Bank of America 2012 189

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgage loans owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $500 million and $783 million at December 31, 2012 and 2011. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles, and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At December 31, 2012 and 2011, the Corporation had a receivable of $305 million and $359 million from these vehicles for reimbursement of losses, and principal of $17.6 billion and $23.9 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.
In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $24.3 billion and $24.4 billion at December 31, 2012 and 2011, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases
In 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, the Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, an incremental $1.5 billion was included in nonperforming loans at December 31, 2012. The regulatory interagency guidance had no impact on the Corporation’s allowance for loan and lease losses or provision for credit losses as the delinquency status of the underlying first-lien loans was already considered in the Corporation’s reserving process.
In 2012, new regulatory guidance was issued addressing certain consumer real estate loans that have been discharged in Chapter 7 bankruptcy. In accordance with this new guidance, the Corporation classifies consumer real estate and other secured consumer loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. Previously, such loans were classified as TDRs only if there had been a change in contractual payment terms that represented a concession to the borrower. The net impact upon implementation to the consumer loan portfolio of adopting this new regulatory guidance was $1.2 billion in net new nonperforming loans, and $1.1 billion of such loans were included in nonperforming loans at December 31, 2012. Of the $1.1 billion, $1.0 billion, or 92 percent, were current on their contractual payments. Of these contractually current nonperforming loans, more than 70 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 40 percent were discharged 24 months or more ago. As subsequent cash payments are received, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is generally recorded as a reduction in the carrying value of the loan.

190 Bank of America 2012

The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs and loans accruing past due 90 days or more at December 31, 2012 and 2011. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. See Note 1 – Summary of Significant Accounting Principles for further information on the criteria for classification as nonperforming.

Credit Quality

	December 31
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	2012	2011	2012	2011
Home loans
Core portfolio
Residential mortgage (2)	$3,190	$2,414	$3,984	$883
Home equity	1,265	439	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	11,618	13,556	18,173	20,281
Home equity	3,016	2,014	—	—
Discontinued real estate	248	290	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	1,437	2,070
Non-U.S. credit card	n/a	n/a	212	342
Direct/Indirect consumer	92	40	545	746
Other consumer	2	15	2	2
Total consumer	19,431	18,768	24,353	24,324
Commercial
U.S. commercial	1,484	2,174	65	75
Commercial real estate	1,513	3,880	29	7
Commercial lease financing	44	26	15	14
Non-U.S. commercial	68	143	—	—
U.S. small business commercial	115	114	120	216
Total commercial	3,224	6,337	229	312
Total consumer and commercial	$22,655	$25,105	$24,582	$24,636

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI portfolio prior to January 1, 2010 of $521 million and $477 million at December 31, 2012 and 2011.

(2)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2012 and 2011, residential mortgage includes $17.8 billion and $17.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.4 billion and $4.2 billion of loans on which interest is still accruing.

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

Bank of America 2012 191

The following tables present certain credit quality indicators for the Corporation’s Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2012 and 2011.

Home Loans – Credit Quality Indicators (1)

	December 31, 2012
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$80,585	$19,904	$3,516	$44,971	$15,907	$2,050	$719	$5,093
Greater than 90 percent but less than 100 percent	8,891	5,000	1,312	5,825	4,507	788	102	1,067
Greater than 100 percent	12,984	16,226	3,909	10,055	18,184	5,709	237	2,674
Fully-insured loans (4)	67,656	23,198	—	—	—	—	—	—
Total home loans	$170,116	$64,328	$8,737	$60,851	$38,598	$8,547	$1,058	$8,834
Refreshed FICO score
Less than 620	$6,366	$13,900	$3,249	$2,586	$5,408	$1,930	$429	$5,471
Greater than or equal to 620 and less than 680	8,561	6,006	1,381	4,500	5,885	1,500	160	1,359
Greater than or equal to 680 and less than 740	25,141	8,411	1,886	12,625	10,387	2,278	206	1,106
Greater than or equal to 740	62,392	12,813	2,221	41,140	16,918	2,839	263	898
Fully-insured loans (4)	67,656	23,198	—	—	—	—	—	—
Total home loans	$170,116	$64,328	$8,737	$60,851	$38,598	$8,547	$1,058	$8,834

(1)	Excludes $1.0 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	December 31, 2012
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$6,188	$—	$1,896	$668
Greater than or equal to 620 and less than 680	13,947	—	3,367	301
Greater than or equal to 680 and less than 740	37,167	—	9,592	232
Greater than or equal to 740	37,533	—	25,164	212
Other internal credit metrics (2, 3, 4)	—	11,697	43,186	215
Total credit card and other consumer	$94,835	$11,697	$83,205	$1,628

(1)	87 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $36.5 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $4.8 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2012, 97 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and two percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)

	December 31, 2012
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$189,602	$34,968	$22,874	$72,688	$1,690
Reservable criticized	7,524	3,669	969	1,496	573
Refreshed FICO score (3)
Less than 620					400
Greater than or equal to 620 and less than 680					580
Greater than or equal to 680 and less than 740					1,553
Greater than or equal to 740					2,496
Other internal credit metrics (3, 4)					5,301
Total commercial	$197,126	$38,637	$23,843	$74,184	$12,593

(1)	Excludes $8.0 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $366 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2012, 98 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

192 Bank of America 2012

Home Loans – Credit Quality Indicators (1)

	December 31, 2011
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Hone Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$80,032	$20,450	$3,821	$46,646	$17,354	$2,253	$895	$5,953
Greater than 90 percent but less than 100 percent	11,838	5,847	1,468	6,988	4,995	1,077	122	1,191
Greater than 100 percent	17,673	22,630	4,677	13,421	23,317	8,648	221	2,713
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857
Refreshed FICO score (5)
Less than 620	$7,020	$17,337	$3,924	$2,843	$7,293	$4,140	$548	$6,275
Greater than or equal to 620 and less than 680	9,331	6,537	1,381	4,704	6,866	1,969	175	1,279
Greater than or equal to 680 and less than 740	26,569	9,439	2,036	13,561	11,798	2,538	228	1,223
Greater than or equal to 740	66,623	15,614	2,625	45,947	19,709	3,331	287	1,080
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

(5)
During 2012, refreshed home equity FICO metrics reflected an updated scoring model that is more representative of the credit risk of the Corporation’s borrowers. Prior period amounts were adjusted to reflect these updates.

Credit Card and Other Consumer – Credit Quality Indicators

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

Commercial – Credit Quality Indicators (1)

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

Bank of America 2012 193

Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 201.
Home Loans
Impaired home loans within the Home Loans portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of home loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of home loans are done in accordance with the government’s Making Home Affordable Program (modifications under government programs) or the Corporation’s proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof. In 2012, the Corporation implemented a borrower assistance program that provides forgiveness of principal balances in connection with the settlement agreement among the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice (DOJ), the U.S. Department of Housing and Urban Development (HUD) and other federal agencies, and 49 state Attorneys General concerning the terms of a global settlement resolving investigations into certain origination, servicing and foreclosure practices (National Mortgage Settlement).
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
In 2012, new regulatory guidance was issued addressing certain home loans that have been discharged in Chapter 7 bankruptcy, and as a result, an additional $3.5 billion of home loans were included in TDRs at December 31, 2012, of which $1.2 billion were current or less than 60 days past due. Of the $3.5 billion of home loan TDRs, approximately 27 percent, 42 percent and 31 percent had been discharged in Chapter 7 bankruptcy in 2012, 2011 and prior years, respectively. For more information on the new regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
In accordance with applicable accounting guidance, a home loan, excluding PCI loans which are reported separately, is not classified as impaired unless it is a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Home loan TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan’s original effective interest rate, as discussed in the paragraph below. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification or as a result of being discharged in Chapter 7 bankruptcy) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification had been charged off to their net realizable value before they were modified as TDRs in accordance with established policy. Therefore, modifications of home loans that are 180 days or more past due as TDRs do not have an impact on the allowance for loan and lease losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after they have been modified in a TDR.
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
At December 31, 2012 and 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $650 million and $2.0 billion at December 31, 2012 and 2011.

194 Bank of America 2012

The table below presents impaired loans in the Corporation’s Home Loans portfolio segment at and for the years ended December 31, 2012 and 2011 and includes primarily loans managed by Legacy Assets & Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans – Home Loans

	December 31, 2012			2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$19,758	$14,707	n/a	$10,697	$358
Home equity	2,624	1,103	n/a	734	49
Discontinued real estate	468	260	n/a	240	8
With an allowance recorded
Residential mortgage	14,080	13,051	$1,233	11,439	417
Home equity	1,256	1,022	448	1,145	44
Discontinued real estate	143	107	19	136	6
Total
Residential mortgage	$33,838	$27,758	$1,233	$22,136	$775
Home equity	3,880	2,125	448	1,879	93
Discontinued real estate	611	367	19	376	14

	December 31, 2011			2011
With no recorded allowance
Residential mortgage	$10,907	$8,168	n/a	$6,285	$233
Home equity	1,747	479	n/a	442	23
Discontinued real estate	421	240	n/a	222	8
With an allowance recorded
Residential mortgage	12,296	11,119	$1,295	9,379	319
Home equity	1,551	1,297	622	1,357	34
Discontinued real estate	213	159	29	173	6
Total
Residential mortgage	$23,203	$19,287	$1,295	$15,664	$552
Home equity	3,298	1,776	622	1,799	57
Discontinued real estate	634	399	29	395	14

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

Bank of America 2012 195

The table below presents the December 31, 2012 and 2011 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during 2012 and 2011, and net charge-offs that were recorded during the period in which the modification occurred. The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing.

Home Loans – TDRs Entered into During 2012 and 2011 (1)

	December 31, 2012				2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-modification Interest Rate	Post-modification Interest Rate	Net Charge-offs
Residential mortgage	$14,929	$12,143	5.52%	4.70%	$507
Home equity	1,721	858	5.22	4.39	716
Discontinued real estate	159	85	5.21	4.35	16
Total	$16,809	$13,086	5.49	4.66	$1,239

	December 31, 2011				2011
Residential mortgage	$11,623	$9,903	5.94%	5.16%	$299
Home equity	1,112	556	6.58	5.25	239
Discontinued real estate	141	88	6.68	5.08	9
Total	$12,876	$10,547	6.01	5.17	$547

(1)
TDRs entered into during 2012 include principal forgiveness as follows: residential mortgage modifications of $755 million, home equity modifications of $9 million and discontinued real estate modifications of $23 million. Prior to 2012, the principal forgiveness amount was not significant.

The table below presents the December 31, 2012 and 2011 carrying value for home loans that were modified in TDRs during 2012 and 2011 by type of modification.

Home Loans – Modification Programs

	TDRs Entered into During 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$638	$78	$4	$720
Principal and/or interest forbearance	49	31	2	82
Other modifications (1)	37	1	—	38
Total modifications under government programs	724	110	6	840
Modifications under proprietary programs
Contractual interest rate reduction	3,343	44	7	3,394
Capitalization of past due amounts	143	—	1	144
Principal and/or interest forbearance	415	16	9	440
Other modifications (1)	97	21	—	118
Total modifications under proprietary programs	3,998	81	17	4,096
Trial modifications	4,505	69	42	4,616
Loans discharged in Chapter 7 bankruptcy (2)	2,916	598	20	3,534
Total modifications	$12,143	$858	$85	$13,086

	TDRs Entered into During 2011
Modifications under government programs
Contractual interest rate reduction	$984	$189	$10	$1,183
Principal and/or interest forbearance	187	36	2	225
Other modifications (1)	64	5	—	69
Total modifications under government programs	1,235	230	12	1,477
Modifications under proprietary programs
Contractual interest rate reduction	3,508	101	23	3,632
Capitalization of past due amounts	408	1	2	411
Principal and/or interest forbearance	936	49	10	995
Other modifications (1)	439	34	2	475
Total modifications under proprietary programs	5,291	185	37	5,513
Trial modifications	3,377	141	39	3,557
Total modifications	$9,903	$556	$88	$10,547

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans newly classified as TDRs in accordance with new regulatory guidance on loans discharged in Chapter 7 bankruptcy that was issued in 2012.

196 Bank of America 2012

The table below presents the carrying value of loans that entered into payment default during 2012 and 2011 and that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans – TDRs Entering Payment Default That Were Modified During the Preceding Twelve Months

	2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs	$200	$8	$2	$210
Modifications under proprietary programs	933	14	9	956
Loans discharged in Chapter 7 bankruptcy (1)	1,216	53	12	1,281
Trial modifications	2,323	20	28	2,371
Total modifications	$4,672	$95	$51	$4,818

	2011
Modifications under government programs	$350	$2	$2	$354
Modifications under proprietary programs	2,086	42	12	2,140
Trial modifications	1,094	17	7	1,118
Total modifications	$3,530	$61	$21	$3,612

(1)	Includes loans classified as TDRs at December 31, 2012 due to loans discharged in Chapter 7 bankruptcy in 2012 or 2011.
Credit Card and Other Consumer
Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs (the renegotiated credit card and other consumer TDR portfolio collectively referred to as the renegotiated TDR portfolio). The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal laws and guidelines. Substantially all of the Corporation’s credit card and other consumer loan modifications involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In all cases, the customer’s available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs).
In 2012, new regulatory guidance was issued addressing certain consumer real estate loans that have been discharged in Chapter 7 bankruptcy. The Corporation applies this guidance to other secured consumer loans that have been discharged in Chapter 7 bankruptcy, and such loans are classified as TDRs, written down to collateral value and placed on nonaccrual status no later than the time of discharge.
All credit card and substantially all other consumer loans that have been modified in TDRs remain on accrual status until the loan is either paid in full or charged off, which occurs no later than the end of the month in which the loan becomes 180 days past due or 120 days past due for a loan that was placed on a fixed payment plan after July 1, 2012.
The allowance for impaired credit card loans is based on the present value of projected cash flows, which incorporates the Corporation’s historical payment default and loss experience on modified loans, discounted using the portfolio’s average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, delinquencies, economic trends and credit scores.

Bank of America 2012 197

The table below provides information on the Corporation’s renegotiated TDR portfolio at and for the years ended December 31, 2012 and 2011.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

	December 31, 2012			2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$2,856	$2,871	$719	$4,085	$253
Non-U.S. credit card	311	316	198	464	10
Direct/Indirect consumer	633	636	210	929	50
Without an allowance recorded
Direct/Indirect consumer	105	58	—	58	—
Total
U.S. credit card	$2,856	$2,871	$719	$4,085	$253
Non-U.S. credit card	311	316	198	464	10
Direct/Indirect consumer	738	694	210	987	50

	December 31, 2011			2011
With an allowance recorded
U.S. credit card	$5,272	$5,305	$1,570	$7,211	$433
Non-U.S. credit card	588	597	435	759	6
Direct/Indirect consumer	1,193	1,198	405	1,582	85

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio at December 31, 2012 and 2011.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type

	December 31
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
U.S. credit card	$1,887	$3,788	$953	$1,436	$31	$81	$2,871	$5,305	81.48%	78.97%
Non-U.S. credit card	99	218	38	113	179	266	316	597	43.71	54.02
Direct/Indirect consumer	405	784	225	392	64	22	694	1,198	83.11	80.01
Total renegotiated TDRs	$2,391	$4,790	$1,216	$1,941	$274	$369	$3,881	$7,100	78.69	77.05

198 Bank of America 2012

At December 31, 2012 and 2011, the Corporation had a renegotiated TDR portfolio of $3.9 billion and $7.1 billion of which $3.1 billion was current or less than 30 days past due under the modified terms at December 31, 2012.
The table below provides information on the Corporation’s

renegotiated TDR portfolio including the unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during 2012 and 2011, and net charge-offs that were recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During 2012 and 2011

	December 31, 2012				2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-modification Interest Rate	Post-modification Interest Rate	Net Charge-offs
U.S. credit card	$396	$400	17.59%	6.36%	$45
Non-U.S. credit card	196	206	26.19	1.15	190
Direct/Indirect consumer	160	113	9.59	5.72	52
Total	$752	$719	18.79	4.77	$287

	December 31, 2011				2011
U.S. credit card	$890	$902	19.04%	6.16%	$106
Non-U.S. credit card	305	322	26.32	1.04	291
Direct/Indirect consumer	198	199	15.63	5.22	23
Total	$1,393	$1,423	20.20	4.87	$420

(1)	Includes accrued interest and fees.
The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during 2012 and 2011.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type

	Renegotiated TDRs Entered into During 2012
	December 31, 2012
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$248	$152	$—	$400
Non-U.S. credit card	112	94	—	206
Direct/Indirect consumer	36	19	58	113
Total renegotiated TDR loans	$396	$265	$58	$719

	Renegotiated TDRs Entered into During 2011
	December 31, 2011
U.S. credit card	$492	$407	$3	$902
Non-U.S. credit card	163	158	1	322
Direct/Indirect consumer	112	87	—	199
Total renegotiated TDR loans	$767	$652	$4	$1,423
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan losses for impaired credit card and other consumer loans. At December 31, 2012, the allowance for loan and lease losses on the Corporation’s renegotiated portfolio was 29.04 percent of the carrying value of these loans. Loans that entered into payment default during 2012 and 2011 that had been modified in a TDR during the 12 months preceding payment default were $203 million and $863 million for U.S. credit card, $298 million and $409 million for non-U.S. credit card and $35 million and $180 million for direct/indirect consumer.
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

Bank of America 2012 199

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
At December 31, 2012 and 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $250 million and $612 million at December 31, 2012 and 2011.
The table below presents impaired loans in the Corporation’s Commercial loan portfolio segment at and for the years ended December 31, 2012 and 2011. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	December 31, 2012			2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
U.S. commercial	$1,220	$1,109	n/a	$1,089	$32
Commercial real estate	1,003	902	n/a	1,496	16
Non-U.S. commercial	240	120	n/a	129	2
With an allowance recorded
U.S. commercial	1,782	1,138	$68	1,603	32
Commercial real estate	2,287	1,262	147	1,749	16
Non-U.S. commercial	280	33	18	52	2
U.S. small business commercial (2)	361	317	97	409	13
Total
U.S. commercial	$3,002	$2,247	$68	$2,692	$64
Commercial real estate	3,290	2,164	147	3,245	32
Non-U.S. commercial	520	153	18	181	4
U.S. small business commercial (2)	361	317	97	409	13

	December 31, 2011			2011
With no recorded allowance
U.S. commercial	$1,482	$985	n/a	$774	$7
Commercial real estate	2,587	2,095	n/a	1,994	7
Non-U.S. commercial	216	101	n/a	101	—
With an allowance recorded
U.S. commercial	2,654	1,987	$232	2,422	13
Commercial real estate	3,329	2,384	135	3,309	19
Non-U.S. commercial	308	58	6	76	3
U.S. small business commercial (2)	531	503	172	666	23
Total
U.S. commercial	$4,136	$2,972	$232	$3,196	$20
Commercial real estate	5,916	4,479	135	5,303	26
Non-U.S. commercial	524	159	6	177	3
U.S. small business commercial (2)	531	503	172	666	23

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.
n/a = not applicable

200 Bank of America 2012

The table below presents the December 31, 2012 and 2011 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during 2012 and 2011, and net charge-offs that were recorded during the period in which the modification occurred.

Commercial – TDRs Entered into During 2012 and 2011

	December 31, 2012		2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$590	$558	$34
Commercial real estate	793	721	20
Non-U.S. commercial	90	89	1
U.S. small business commercial (1)	22	22	5
Total	$1,495	$1,390	$60

	December 31, 2011		2011
U.S. commercial	$1,381	$1,211	$74
Commercial real estate	1,604	1,333	152
Non-U.S. commercial	44	44	—
U.S. small business commercial (1)	58	59	10
Total	$3,087	$2,647	$236

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan losses. TDRs that were in payment default at December 31, 2012 and 2011 had a carrying value of $130 million and $164 million for U.S. commercial, $455 million and $446 million for commercial real estate and $18 million and $68 million for U.S. small business commercial.

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

Rollforward of Accretable Yield

(Dollars in millions)
Accretable yield, January 1, 2011	$5,481
Accretion	(1,285)
Disposals/transfers	(118)
Reclassifications from nonaccretable difference	912
Accretable yield, December 31, 2011	4,990
Accretion	(1,034)
Disposals/transfers	(109)
Reclassifications from nonaccretable difference	797
Accretable yield, December 31, 2012	$4,644
See Note 1 – Summary of Significant Accounting Principles for further information on PCI loans and Note 6 – Allowance for Credit Losses for the carrying value and valuation allowance for Countrywide PCI loans.
Loans Held-for-sale
The Corporation had LHFS of $19.4 billion and $13.8 billion at December 31, 2012 and 2011. Proceeds from sales, securitizations and paydowns of LHFS were $55.9 billion, $147.5 billion and $281.7 billion for 2012, 2011 and 2010, respectively. Amounts used for originations and purchases of LHFS were $59.8 billion, $118.2 billion and $263.0 billion for 2012, 2011 and 2010, respectively.

Bank of America 2012 201

NOTE 6 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for 2012, 2011 and 2010.

	2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total Allowance
Allowance for loan and lease losses, January 1	$21,079	$8,569	$4,135	$33,783
Loans and leases charged off	(7,849)	(7,727)	(2,096)	(17,672)
Recoveries of loans and leases previously charged off	496	1,519	749	2,764
Net charge-offs	(7,353)	(6,208)	(1,347)	(14,908)
Provision for loan and lease losses	4,073	3,899	338	8,310
Write-offs of home equity PCI loans	(2,820)	—	—	(2,820)
Other	(46)	(120)	(20)	(186)
Allowance for loan and lease losses, December 31	14,933	6,140	3,106	24,179
Reserve for unfunded lending commitments, January 1	—	—	714	714
Provision for unfunded lending commitments	—	—	(141)	(141)
Other	—	—	(60)	(60)
Reserve for unfunded lending commitments, December 31	—	—	513	513
Allowance for credit losses, December 31	$14,933	$6,140	$3,619	$24,692

	2011
Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(9,291)	(12,247)	(3,204)	(24,742)
Recoveries of loans and leases previously charged off	894	2,124	891	3,909
Net charge-offs	(8,397)	(10,123)	(2,313)	(20,833)
Provision for loan and lease losses	10,300	4,025	(696)	13,629
Other	(76)	(796)	(26)	(898)
Allowance for loan and lease losses, December 31	21,079	8,569	4,135	33,783
Reserve for unfunded lending commitments, January 1	—	—	1,188	1,188
Provision for unfunded lending commitments	—	—	(219)	(219)
Other	—	—	(255)	(255)
Reserve for unfunded lending commitments, December 31	—	—	714	714
Allowance for credit losses, December 31	$21,079	$8,569	$4,849	$34,497

	2010
Allowance for loan and lease losses, January 1	$16,329	$22,243	$9,416	$47,988
Loans and leases charged off	(10,915)	(20,865)	(5,610)	(37,390)
Recoveries of loans and leases previously charged off	396	2,034	626	3,056
Net charge-offs	(10,519)	(18,831)	(4,984)	(34,334)
Provision for loan and lease losses	13,335	12,115	2,745	28,195
Other	107	(64)	(7)	36
Allowance for loan and lease losses, December 31	19,252	15,463	7,170	41,885
Reserve for unfunded lending commitments, January 1	—	—	1,487	1,487
Provision for unfunded lending commitments	—	—	240	240
Other	—	—	(539)	(539)
Reserve for unfunded lending commitments, December 31	—	—	1,188	1,188
Allowance for credit losses, December 31	$19,252	$15,463	$8,358	$43,073
In 2012, for the PCI loan portfolio, the Corporation recorded a benefit of $103 million in provision for credit losses with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. This compared to $2.2 billion in provision for credit losses and a corresponding increase in the valuation allowance in both 2011 and 2010. In 2012, there were $2.8 billion of write-offs in the Countrywide home equity PCI loan portfolio primarily related to the National Mortgage Settlement with a corresponding decrease in the PCI valuation allowance. These write-offs had no impact on the provision for credit losses as these loans were fully reserved. The valuation allowance associated with the PCI loan portfolio was $5.5 billion,

$8.5 billion and $6.4 billion at December 31, 2012, 2011 and 2010, respectively.
The “other” amount under allowance for loan and lease losses primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments. The 2011 amount includes a $449 million reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS.
The “other” amount under the reserve for unfunded lending commitments for 2012, 2011 and 2010 primarily represents accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

202 Bank of America 2012

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2012 and 2011.

Allowance and Carrying Value by Portfolio Segment

	December 31, 2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,700	$1,127	$330	$3,157
Carrying value (3)	30,250	3,881	4,881	39,012
Allowance as a percentage of carrying value	5.62%	29.04%	6.76%	8.09%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$7,697	$5,013	$2,776	$15,486
Carrying value (3, 4)	304,701	187,484	341,502	833,687
Allowance as a percentage of carrying value (4)	2.53%	2.67%	0.81%	1.86%
Purchased credit-impaired loans
Valuation allowance	$5,536	n/a	n/a	$5,536
Carrying value gross of valuation allowance	26,118	n/a	n/a	26,118
Valuation allowance as a percentage of carrying value	21.20%	n/a	n/a	21.20%
Total
Allowance for loan and lease losses	$14,933	$6,140	$3,106	$24,179
Carrying value (3, 4)	361,069	191,365	346,383	898,817
Allowance as a percentage of carrying value (4)	4.14%	3.21%	0.90%	2.69%

	December 31, 2011
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,946	$2,410	$545	$4,901
Carrying value (3)	21,462	7,100	8,113	36,675
Allowance as a percentage of carrying value	9.07%	33.94%	6.71%	13.36%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$10,674	$6,159	$3,590	$20,423
Carrying value (3, 4)	344,821	202,010	302,089	848,920
Allowance as a percentage of carrying value (4)	3.10%	3.05%	1.19%	2.41%
Purchased credit-impaired loans
Valuation allowance	$8,459	n/a	n/a	$8,459
Carrying value gross of valuation allowance	31,801	n/a	n/a	31,801
Valuation allowance as a percentage of carrying value	26.60%	n/a	n/a	26.60%
Total
Allowance for loan and lease losses	$21,079	$8,569	$4,135	$33,783
Carrying value (3, 4)	398,084	209,110	310,202	917,396
Allowance as a percentage of carrying value (4)	5.30%	4.10%	1.33%	3.68%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Commercial impaired allowance for loan and lease losses includes $97 million and $172 million of renegotiated TDR loans related to U.S. small business commercial at December 31, 2012 and 2011.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $9.0 billion and $8.8 billion at December 31, 2012 and 2011.
n/a = not applicable

Bank of America 2012 203

NOTE 7 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For additional information on the Corporation’s utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles.
The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2012 and 2011, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2012 and 2011 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 2 – Trading Account Assets and Liabilities and Note 4 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities.

For additional information, see Note 12 – Long-term Debt. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 5 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2012 or 2011 that it was not previously contractually required to provide, nor does it intend to do so.
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
The table below summarizes select information related to first-lien mortgage securitizations for 2012 and 2011.

First-lien Mortgage Securitizations

	Residential Mortgage
	Agency		Non-agency		Commercial Mortgage
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Cash proceeds from new securitizations (1)	$39,526	$142,910	$—	$36	$903	$4,468
Loss on securitizations, net of hedges (2)	(212)	(373)	—	—	—	—

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During 2012 and 2011, the Corporation recognized $1.9 billion and $2.9 billion of gains on these LHFS, net of hedges.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $28 million and $545 million in connection with first-lien mortgage securitizations, principally residential agency securitizations, in 2012 and 2011. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During 2012 and 2011, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $4.7 billion and $5.8 billion in 2012 and 2011. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $23.2 billion and $26.0 billion at December 31, 2012 and 2011. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During 2012 and 2011, $9.2 billion and $9.0 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA

204 Bank of America 2012

securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $186 million and $152 million at December 31,

2012 and 2011. For additional information on MSRs, see Note 24 – Mortgage Servicing Rights.
The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2012 and 2011.

First-lien VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31		December 31						December 31
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Unconsolidated VIEs
Maximum loss exposure (1)	$28,591	$37,519	$2,038	$2,375	$410	$289	$367	$506	$702	$981
On-balance sheet assets
Senior securities held (2):
Trading account assets	$619	$8,744	$16	$94	$14	$3	$—	$343	$12	$21
Available-for-sale debt securities	25,492	28,775	1,388	2,001	210	174	128	163	581	846
Subordinate securities held (2):
Trading account assets	—	—	—	—	3	30	—	—	13	3
Available-for-sale debt securities	—	—	21	26	9	30	—	—	—	—
Residual interests held	—	—	18	8	9	9	—	—	40	43
All other assets (3)	2,480	—	64	—	1	—	239	—	—	—
Total retained positions	$28,591	$37,519	$1,507	$2,129	$246	$246	$367	$506	$646	$913
Principal balance outstanding (4)	$797,315	$1,198,766	$45,819	$61,207	$53,822	$73,949	$71,990	$101,622	$56,733	$76,645

Consolidated VIEs
Maximum loss exposure (1)	$46,959	$50,648	$104	$450	$390	$419	$—	$—	$—	$—
On-balance sheet assets
Loans and leases	$45,991	$50,159	$283	$1,298	$722	$892	$—	$—	$—	$—
Allowance for loan and lease losses	(4)	(6)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	914	622	—	—	—	—
All other assets	972	495	10	63	91	59	—	—	—	—
Total assets	$46,959	$50,648	$293	$1,361	$1,727	$1,573	$—	$—	$—	$—
On-balance sheet liabilities
Other short-term borrowings	$—	$—	$—	$—	$741	$650	$—	$—	$—	$—
Long-term debt	—	—	212	1,360	941	911	—	—	—	—
All other liabilities	—	—	—	—	—	57	—	—	—	—
Total liabilities	$—	$—	$212	$1,360	$1,682	$1,618	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For more information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 24 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $12.1 billion and $11.0 billion, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $12.1 billion and $11.0 billion, representing the principal amount that would be payable to the securitization vehicles if the Corporation were to exercise the repurchase option, at December 31, 2012 and 2011.

(4)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.
During 2012, the Corporation deconsolidated several prime residential mortgage trusts with total assets of $1.2 billion following the transfer of servicing to a third party.
As a result of a settlement agreement with Assured Guaranty Ltd. and its subsidiaries (Assured Guaranty) in 2011, the Corporation entered into a loss-sharing reinsurance arrangement involving 21 first-lien RMBS trusts. This obligation is a variable interest that could potentially be significant to the trusts. To the extent that the Corporation services all or a majority of the loans in any of the 21 trusts, the Corporation is the primary beneficiary. At December 31, 2012, four of these trusts with total assets of $900 million were consolidated. Assets and liabilities of the consolidated trusts and the Corporation’s maximum loss exposure to consolidated and unconsolidated trusts are included in the table above as non-agency prime and subprime trusts. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees.

Bank of America 2012 205

Home Equity Loans
The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 8 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during 2012 and 2011. All of the home equity trusts have entered the rapid amortization phase, and accordingly, there were no collections reinvested in revolving period securitizations in 2012 and 2011.
The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at December 31, 2012 and 2011.

Home Equity Loan VIEs

	December 31
	2012			2011
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$2,004	$6,707	$8,711	$2,672	$7,563	$10,235
On-balance sheet assets
Trading account assets	$—	$8	$8	$—	$5	$5
Available-for-sale debt securities	—	14	14	—	13	13
Loans and leases	2,197	—	2,197	2,975	—	2,975
Allowance for loan and lease losses	(193)	—	(193)	(303)	—	(303)
Total	$2,004	$22	$2,026	$2,672	$18	$2,690
On-balance sheet liabilities
Long-term debt	$2,331	$—	$2,331	$3,081	$—	$3,081
All other liabilities	92	—	92	66	—	66
Total	$2,423	$—	$2,423	$3,147	$—	$3,147
Principal balance outstanding	$2,197	$12,644	$14,841	$2,975	$14,422	$17,397

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. The Corporation then transfers the newly generated receivables into the securitization vehicles and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on monoline insurers’ policies, which protect the bondholders in the securitization, exceed a certain level, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. The Corporation evaluates each of these securitizations for potential losses due to non-recoverable advances by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and potential cash flow shortfalls during rapid amortization. This evaluation, which includes the number of loans still in revolving status, the amount of available credit and when those loans will lose revolving status, is also used to determine whether the Corporation has a variable interest that is more than insignificant and must consolidate the trust. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At December 31, 2012 and 2011, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $9.0 billion and $10.7 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $196 million and $460 million at December 31, 2012 and 2011, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At December 31, 2012 and 2011, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $51 million and $69 million.
The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $59 million and $62 million of servicing fee income related to home equity loan securitizations during 2012 and 2011. The Corporation repurchased $87 million and $28 million of loans from home equity securitization trusts in order to perform modifications during 2012 and 2011.

206 Bank of America 2012

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
The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at December 31, 2012 and 2011.

Credit Card VIEs

	December 31
(Dollars in millions)	2012	2011
Consolidated VIEs
Maximum loss exposure	$42,487	$38,282
On-balance sheet assets
Derivative assets	$323	$788
Loans and leases (1)	66,427	74,793
Allowance for loan and lease losses	(3,445)	(4,742)
All other assets (2)	1,567	723
Total	$64,872	$71,562
On-balance sheet liabilities
Long-term debt	$22,291	$33,076
All other liabilities	94	204
Total	$22,385	$33,280

(1)	At December 31, 2012 and 2011, loans and leases included $33.5 billion and $28.7 billion of seller’s interest and $124 million and $1.0 billion of discount receivables.

(2)	At December 31, 2012 and 2011, all other assets included restricted cash and short-term investment accounts and unbilled accrued interest and fees.
The Corporation holds subordinate securities with a notional principal amount of $10.1 billion and $11.9 billion at December 31, 2012 and 2011 and a stated interest rate of zero percent issued by certain credit card securitization trusts. In addition, during 2010 and 2009, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller’s interest to the investors’ interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts.
During 2012, the Corporation transferred $553 million of credit card receivables to a third-party sponsored securitization vehicle. The Corporation no longer services the credit card receivables and does not consolidate the vehicle. At December 31, 2012, the Corporation held a senior interest of $309 million in these receivables, classified as loans on the Corporation’s Consolidated Balance Sheet, that is not included in the table above.

Bank of America 2012 207

Other Asset-backed Securitizations
Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at December 31, 2012 and 2011.

Other Asset-backed VIEs

	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
	December 31		December 31		December 31
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Unconsolidated VIEs
Maximum loss exposure	$20,715	$31,140	$3,341	$3,752	$122	$93
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,281	$2,595	$12	$228	$37	$—
Available-for-sale debt securities	19,343	27,616	540	—	74	81
Subordinate securities held (1, 2):
Available-for-sale debt securities	75	544	—	—	—	—
Residual interests held (3)	16	385	—	—	—	—
All other assets	—	—	—	—	11	12
Total retained positions	$20,715	$31,140	$552	$228	$122	$93
Total assets of VIEs (4)	$42,818	$60,459	$4,980	$5,964	$1,890	$668

Consolidated VIEs
Maximum loss exposure	$126	$—	$2,505	$3,901	$1,255	$1,087
On-balance sheet assets
Trading account assets	$220	$—	$2,505	$3,901	$—	$—
Loans and leases	—	—	—	—	2,523	4,923
Allowance for loan and lease losses	—	—	—	—	(2)	(7)
All other assets	—	—	—	—	250	168
Total assets	$220	$—	$2,505	$3,901	$2,771	$5,084
On-balance sheet liabilities
Other short-term borrowings	$—	$—	$2,859	$5,127	$—	$—
Long-term debt	94	—	—	—	1,513	3,992
All other liabilities	—	—	—	—	82	90
Total liabilities	$94	$—	$2,859	$5,127	$1,595	$4,082

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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
The Corporation resecuritized $45.6 billion of securities in 2012 and $33.6 billion in 2011. All of the securities transferred into resecuritization vehicles during 2012 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. Gains on sale of $909 million were recorded in 2011. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinate securities issued by non-agency trusts, the Corporation does not consolidate the trust.
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

208 Bank of America 2012

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
During 2012 and 2011, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $879 million and $733 million. At December 31, 2012 and 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $1.4 billion and $2.5 billion.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.8 billion and $3.5 billion at December 31, 2012 and 2011. The weighted-average remaining life of bonds held in the trusts at December 31, 2012 was 8.4 years. There were no material write-downs or downgrades of assets or issuers during 2012 and 2011.
Automobile and Other Securitization Trusts
The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. During 2012, the Corporation transferred automobile loans into an unconsolidated automobile trust, receiving cash proceeds of $2.4 billion and recording a loss on sale of $7 million. At December 31, 2012, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $4.7 billion, including trusts collateralized by automobile loans of $3.5 billion, student loans of $897 million and other loans of $290 million. At December 31, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $5.8 billion, including trusts collateralized by automobile loans of $3.9 billion, student loans of $1.2 billion and other loans of $668 million.
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
The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at December 31, 2012 and 2011.

CDO Vehicle VIEs

	December 31
	2012			2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,201	$1,376	$3,577	$1,695	$2,272	$3,967
On-balance sheet assets
Trading account assets	$2,191	$258	$2,449	$1,392	$461	$1,853
Derivative assets	10	301	311	452	678	1,130
All other assets	—	76	76	—	96	96
Total	$2,201	$635	$2,836	$1,844	$1,235	$3,079
On-balance sheet liabilities
Derivative liabilities	$—	$9	$9	$—	$11	$11
Long-term debt	2,806	2	2,808	2,712	2	2,714
Total	$2,806	$11	$2,817	$2,712	$13	$2,725
Total assets of VIEs	$2,201	$26,985	$29,186	$1,844	$32,903	$34,747
The Corporation’s maximum loss exposure of $3.6 billion at December 31, 2012 included $2.2 billion of exposure to CDO financing facilities, $138 million of super senior CDO exposure and $1.3 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at December 31, 2012 totaled $2.8 billion, all of which has recourse to the general credit of the Corporation. For unconsolidated CDO vehicles in the table above, the Corporation’s maximum loss exposure is significantly less than the total assets of the VIEs because the Corporation typically has exposure to only a portion of the total assets.
At December 31, 2012, the Corporation had $1.5 billion of aggregate liquidity exposure to CDOs. This amount includes $108 million of commitments to CDOs to provide funding for super senior exposures and $1.4 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. See Note 13 – Commitments and Contingencies for additional information. The Corporation’s liquidity exposure to CDOs at December 31, 2012 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant

Bank of America 2012 209

compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.
Customer Vehicles
Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles,

which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.
The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at December 31, 2012 and 2011.

Customer Vehicle VIEs

	December 31
	2012			2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,994	$1,401	$4,395	$3,264	$2,116	$5,380
On-balance sheet assets
Trading account assets	$2,882	$98	$2,980	$3,302	$211	$3,513
Derivative assets	—	516	516	—	905	905
Loans and leases	523	—	523	—	—	—
Loans held-for-sale	950	—	950	907	—	907
All other assets	763	—	763	1,452	—	1,452
Total	$5,118	$614	$5,732	$5,661	$1,116	$6,777
On-balance sheet liabilities
Derivative liabilities	$26	$7	$33	$4	$42	$46
Other short-term borrowings	131	—	131	—	—	—
Long-term debt	3,179	—	3,179	3,912	—	3,912
All other liabilities	3	382	385	1	448	449
Total	$3,339	$389	$3,728	$3,917	$490	$4,407
Total assets of VIEs	$5,118	$4,055	$9,173	$5,661	$5,302	$10,963
Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into CDS or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles of $742 million and $824 million at December 31, 2012 and 2011.
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

210 Bank of America 2012

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2012 and 2011.

Other VIEs

	December 31
	2012			2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$5,608	$6,492	$12,100	$7,429	$7,286	$14,715
On-balance sheet assets
Trading account assets	$108	$—	$108	$—	$—	$—
Derivative assets	—	460	460	394	440	834
Available-for-sale debt securities	—	39	39	—	62	62
Loans and leases	4,561	67	4,628	5,154	357	5,511
Allowance for loan and lease losses	(14)	—	(14)	(8)	(1)	(9)
Loans held-for-sale	105	157	262	106	598	704
All other assets	1,001	5,768	6,769	1,809	5,823	7,632
Total	$5,761	$6,491	$12,252	$7,455	$7,279	$14,734
On-balance sheet liabilities
Derivative liabilities	$—	$9	$9	$—	$—	$—
Long-term debt	889	—	889	10	—	10
All other liabilities	63	1,683	1,746	694	1,705	2,399
Total	$952	$1,692	$2,644	$704	$1,705	$2,409
Total assets of VIEs	$5,761	$8,660	$14,421	$7,455	$11,055	$18,510
Investment Vehicles
The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2012 and 2011, the Corporation’s consolidated investment vehicles had total assets of $1.3 billion and $2.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $3.0 billion and $5.5 billion at December 31, 2012 and 2011. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $2.1 billion and $4.4 billion at December 31, 2012 and 2011 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $4.4 billion and $4.8 billion at December 31, 2012 and 2011. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.
Real Estate Vehicles
The Corporation held investments in unconsolidated real estate vehicles of $5.4 billion at both December 31, 2012 and 2011, which primarily consist of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.
Other Asset-backed Financing Arrangements
The Corporation transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At December 31, 2012 and 2011, the Corporation’s maximum loss exposure under these financing arrangements was $2.5 billion and $4.7 billion, substantially all of which were classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.
NOTE 8 Representations and Warranties Obligations and Corporate Guarantees
Background
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

Bank of America 2012 211

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
Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor, where the contract so provides. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer or other financial guarantor (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon in which repurchase claims are typically brought has lengthened primarily due to a significant increase in GSE claims related to loans where the borrower made at least 25 payments and to loans that had defaulted more than 18 months prior to the claim.
The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened condition, and the Corporation’s ability to recover on valid claims is therefore impacted, or eliminated accordingly. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. At December 31, 2012, approximately 26 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 28 percent at December 31, 2011. During 2012, the Corporation continued to recover repurchase losses from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties.
The estimate of the liability for representations and warranties exposures and the corresponding estimated range of possible loss is based upon currently available information, significant judgment, and a number of factors and assumptions, including those discussed under Liability for Representations and Warranties and Corporate Guarantees in this Note, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on the Corporation’s results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.
Settlement Actions
The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. The following provides a summary of the larger bulk settlement actions during the past few years.
Fannie Mae Settlement
On January 6, 2013, the Corporation entered into an agreement with FNMA to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated and sold directly to FNMA from January 1, 2000 through December 31, 2008 by entities related to legacy Countrywide and BANA.
This agreement covers loans with an aggregate original principal balance of approximately $1.4 trillion and an aggregate outstanding principal balance of approximately $300 billion. Unresolved repurchase claims submitted by FNMA for alleged breaches of selling representations and warranties with respect to these loans totaled $12.2 billion of unpaid principal balance at December 31, 2012. This agreement extinguished substantially all of those unresolved repurchase claims, as well as any future representations and warranties repurchase claims associated with such loans, subject to certain exceptions which the Corporation does not expect to be material.
In January 2013, the Corporation made a cash payment to FNMA of $3.6 billion and also repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which the Corporation has valued at less than the purchase price.
This agreement also clarified the parties’ obligations with respect to MI including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with

212 Bank of America 2012

mortgage insurers. For additional information, see Mortgage Insurance Rescission Notices in this Note.
In addition, pursuant to a separate agreement, the Corporation settled substantially all of FNMA’s outstanding and future claims for compensatory fees arising out of past foreclosure delays.
Collectively, these agreements are the FNMA Settlement.
Monoline Settlements
Syncora Settlement
On July 17, 2012, the Corporation entered into a settlement with a monoline insurer, Syncora Guarantee Inc. and Syncora Holdings, Ltd. (Syncora), to resolve all of Syncora’s outstanding and potential claims related to alleged representations and warranties breaches involving eight first- and six second-lien private-label securitization trusts where it provided financial guarantee insurance. The settlement covers private-label securitization trusts that had an original principal balance of first-lien mortgages of approximately $9.6 billion and second-lien mortgages of approximately $7.7 billion. The settlement provided for a cash payment of $375 million to Syncora and other transactions to terminate certain other relationships among the parties.
Settlement with Assured Guaranty
On April 14, 2011, the Corporation, including its legacy Countrywide affiliates, entered into a settlement with Assured Guaranty to resolve all of Assured Guaranty’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 21 first- and eight second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance. The settlement resolves historical loan servicing issues and other potential liabilities with respect to those trusts. The settlement covers RMBS trusts that had an original principal balance of approximately $35.8 billion and total unpaid principal balance of approximately $20.2 billion as of April 14, 2011. The settlement provided for cash payments totaling approximately $1.1 billion to Assured Guaranty, a loss-sharing reinsurance arrangement with an expected value of approximately $470 million at the time of the settlement and other terms, including termination of certain derivative contracts. As a result of the settlement, the Corporation recorded consumer loans and the related trust debt on its Consolidated Balance Sheet due to the establishment of reinsurance contracts at the time of the settlement. The amount of these consumer loans and the related trust debt was $900 million and $2.2 billion at December 31, 2012 and 2011.
Settlement with the Bank of New York Mellon, as Trustee
On June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which was subsequently merged with and into BANA in July 2011), and its legacy Countrywide affiliates entered into a settlement agreement with Bank of New York Mellon (BNY Mellon) as trustee (the Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) containing loans principally originated between 2004 and 2008 for which BNY Mellon acts as trustee or indenture trustee (BNY Mellon Settlement). The Covered Trusts had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and total outstanding principal and unpaid principal balance of loans that had defaulted (collectively unpaid principal balance) of approximately $220 billion at June 28, 2011, of which $217 billion was originated between 2004 and 2008. The BNY Mellon Settlement is supported by a group of 22 institutional investors (the Investor Group) and is subject to final court approval and certain other conditions.
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
The BNY Mellon Settlement does not cover a small number of legacy Countrywide-issued first-lien non-GSE RMBS transactions with loans originated principally between 2004 and 2008 for various reasons, including for example, six legacy Countrywide-issued first-lien non-GSE RMBS transactions in which BNY Mellon is not the trustee. The BNY Mellon Settlement also does not cover legacy Countrywide-issued second-lien securitization transactions in which a monoline insurer or other financial guarantor provides financial guaranty insurance. In addition, because the settlement is with the Trustee on behalf of the Covered Trusts and releases rights under the governing agreements for the Covered Trusts, the settlement does not release investors’ securities law or fraud claims based upon disclosures made in connection with their decision to purchase, sell or hold securities issued by the Covered Trusts. To date, various investors, including certain members of the Investor Group, are pursuing securities law or fraud claims related to one or more of the Covered Trusts. The Corporation is not able to determine whether any additional securities law or fraud claims will be made by investors in the Covered Trusts. For information about mortgage-related securities law or fraud claims, see Litigation and Regulatory Matters in Note 13 – Commitments and Contingencies. For those Covered Trusts where a monoline insurer or other financial guarantor has an independent right to assert repurchase claims directly, the BNY Mellon Settlement does not release such insurer’s or guarantor’s repurchase claims.
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

Bank of America 2012 213

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
It is not currently possible to predict how many parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. On August 10, 2012, the Court issued an order setting a schedule for discovery and other proceedings, and setting May 30, 2013 as the date for the final court hearing on the settlement to begin. However, there may be changes to the schedule for the final court hearing and any appeals could take a substantial period of time. Accordingly, it is not possible to predict when the court approval process will be completed.
If final court approval is not obtained by December 31, 2015, the Corporation and legacy Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if Covered Trusts holding loans with an unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, the Corporation and legacy Countrywide have the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement.
There can be no assurance that final court approval of the settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that the Corporation and legacy Countrywide will not withdraw from the settlement. If final court approval is not obtained or if the Corporation and legacy Countrywide withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described under Whole Loan Sales and Private-label Securitizations Experience on page 219.
2010 Government-sponsored Enterprise Agreements
On December 31, 2010, the Corporation reached agreements with FHLMC and FNMA, under which the Corporation paid $2.8 billion to resolve certain repurchase claims involving first-lien residential mortgage loans sold directly to the GSEs by entities related to legacy Countrywide (the 2010 GSE Agreements). The agreement with FHLMC extinguished all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FHLMC through 2008, subject to certain exceptions. The agreement with FNMA substantially resolved the existing pipeline of repurchase claims outstanding as of September 20, 2010 arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FNMA. The 2010 GSE Agreements did not cover outstanding and potential mortgage repurchase claims arising out of any alleged breaches of selling representations and warranties related to legacy Bank of America first-lien residential mortgage loans sold directly to the GSEs or other loans sold directly to the GSEs other than described above, loan servicing obligations, other contractual obligations or loans contained in private-label securitizations.
Unresolved Repurchase Claims
Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution.
The table below presents unresolved repurchase claims at December 31, 2012 and 2011. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has a basis to submit claims. For additional information, see Whole Loan Sales and Private-label Securitizations Experience in this Note and Note 13 – Commitments and Contingencies. These repurchase claims do not include any repurchase claims related to the BNY Mellon Settlement regarding the Covered Trusts.

Unresolved Repurchase Claims by Counterparty and Product Type

	December 31
(Dollars in millions)	2012	2011
By counterparty (1, 2)
GSEs (3)	$13,530	$6,221
Monolines	2,449	3,082
Whole-loan investors, private-label securitization trustees, third-party securitization sponsors and other	12,299	3,304
Total unresolved repurchase claims by counterparty (3)	$28,278	$12,607
By product type (1, 2)
Prime loans	$8,793	$3,925
Alt-A	5,428	2,286
Home equity	2,394	2,872
Pay option	5,884	1,993
Subprime	3,687	891
Other	2,092	640
Total unresolved repurchase claims by product type (3)	$28,278	$12,607

(1)
Excludes certain MI rescission notices. However, at December 31, 2012 and 2011, included $2.3 billion and $1.2 billion of repurchase requests received from the GSEs that have resulted solely from MI rescission notices. For additional information, see Mortgage Insurance Rescission Notices in this Note.

(2)
At December 31, 2012 and 2011, unresolved repurchase claims did not include repurchase demands of $1.6 billion and $1.7 billion where the Corporation believes the claimants have not satisfied the contractual thresholds as noted on page 215.

(3)	As a result of the FNMA Settlement, $12.2 billion of these claims were resolved in January 2013.
During 2012, the Corporation received $22.4 billion in new repurchase claims, including $10.3 billion submitted by FNMA and covered by the FNMA Settlement, $2.3 billion submitted by the GSEs for both legacy Countrywide and legacy Bank of America originations not covered by the 2010 GSE Agreements or the FNMA Settlement, $8.0 billion submitted by private-label securitization trustees, $1.5 billion from whole-loan investors, primarily third-

214 Bank of America 2012

party securitization sponsors, and $295 million submitted by monolines. During 2012, $6.6 billion in claims were resolved, primarily with the GSEs and through the Syncora Settlement. Of the resolved claims, $4.6 billion were resolved through rescissions and $2.0 billion were resolved through mortgage repurchases and make-whole payments.
The notional amount of unresolved GSE repurchase claims totaled $13.5 billion at December 31, 2012 compared to $6.2 billion at December 31, 2011. As a result of the FNMA Settlement, $12.2 billion of GSE repurchase claims outstanding at December 31, 2012 were resolved in January 2013. For further discussion of the Corporation’s experience with the GSEs, see Government-sponsored Enterprises Experience in this Note.
The notional amount of unresolved monoline repurchase claims totaled $2.4 billion at December 31, 2012 compared to $3.1 billion at December 31, 2011. The decrease in unresolved repurchase claims was driven by resolution of claims through the Syncora Settlement. The Corporation has had limited loan-level repurchase claims experience with monoline insurers due to ongoing litigation. The Corporation has reviewed and declined to repurchase substantially all of the unresolved repurchase claims at December 31, 2012 based on an assessment of whether a breach exists that materially and adversely affected the insurer’s interest in the mortgage loan. Further, in the Corporation’s experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation. For further discussion of the Corporation’s practices regarding litigation accruals and range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note.
The notional amount of unresolved repurchase claims from private-label securitization trustees, third-party securitization sponsors, whole-loan investors and others increased to $12.3 billion at December 31, 2012 compared to $3.3 billion at December 31, 2011. The increase in the notional amount of unresolved repurchase claims is primarily due to increases in the submission of claims by private-label securitization trustees and a third-party securitization sponsor; the level of detail, support and analysis which impacts overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. The Corporation anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in the Corporation’s representations and warranties liability at that time. The Corporation expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and third-party securitization sponsors, and there is not an established process for the ultimate resolution of claims on which there is a disagreement. For further discussion of the Corporation’s experience with whole loans and private-label securitizations, see Whole Loan Sales and Private-label Securitizations Experience in this Note.
In addition to the total unresolved repurchase claims, the Corporation has received repurchase demands from private-label securitization investors and a master servicer where it believes the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.6 billion and $1.7 billion at December 31, 2012 and 2011. At December 31, 2011, the $1.7 billion of demands outstanding were related to Covered Trusts in the BNY Mellon Settlement of which $1.4 billion were subsequently resolved through the July 2012 dismissal of a lawsuit brought by Walnut Place (11 entities with the common name Walnut Place, including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC). Additional demands totaling $1.3 billion were received during 2012. The Corporation does not believe that the $1.6 billion in demands outstanding at December 31, 2012 are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.
Mortgage Insurance Rescission Notices
In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the number of such notices has remained elevated. By way of background, MI compensates lenders or investors for certain losses resulting from borrower default on a mortgage loan. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation between the mortgage insurance company and the Corporation are generally necessary to reach a resolution on an individual notice. The level of engagement of the mortgage insurance companies varies and ongoing litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits the ability of the Corporation to engage in constructive dialogue leading to resolution.
For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), when the Corporation receives a MI rescission notice from a mortgage insurance company, it may give rise to a claim for breach of the applicable representations and warranties from the GSEs or private-label securitization trusts, depending on the governing sales contracts. In those cases where the governing contract contains MI-related representations and warranties, which upon rescission requires the Corporation to repurchase the affected loan or indemnify the investor for the related loss, the Corporation realizes the loss without the benefit of MI. See below for a discussion of the impact of the FNMA Settlement. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments as a result of alleged foreclosure delays, which if successful, would reduce the MI proceeds available to reduce the loss on the loan.
At December 31, 2012, the Corporation had approximately 110,000 open MI rescission notices compared to 90,000 at December 31, 2011, including 49,000 pertaining principally to first-lien mortgages serviced for others, 11,000 pertaining to loans held-for-investment, and 50,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 27,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to FNMA. As of December 31, 2012, 32 percent of the MI rescission notices received have been resolved. Of those resolved, 20 percent were resolved through the Corporation’s acceptance of the MI rescission, 58 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 22 percent were resolved on an aggregate basis through settlement, policy

Bank of America 2012 215

commutation or similar arrangement. As of December 31, 2012, 68 percent of the MI rescission notices the Corporation has received have not yet been resolved. Of those not yet resolved, 46 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation’s legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. The Corporation is in the process of reviewing 37 percent of the remaining open MI rescission notices, and it has reviewed and is contesting the MI rescission with respect to 63 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 40 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.
In addition to the discussion above, the FNMA Settlement resolved significant representations and warranties exposures including unresolved and potential repurchase claims from FNMA resulting solely from MI rescission notices relating to loans covered by the FNMA Settlement. The Corporation’s pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices increased to $2.3 billion at December 31, 2012 from $1.2 billion at December 31, 2011. The FNMA Settlement resolved approximately $1.9 billion of such unresolved repurchase claims. In 2011, FNMA issued an announcement requiring servicers to report all MI rescission notices with respect to loans sold to FNMA and confirmed FNMA’s view of its position that a mortgage insurance company’s issuance of a MI rescission notice in and of itself constitutes a breach of the lender’s representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA’s loss even if the lender is contesting the MI rescission notice. The Corporation had informed FNMA that it did not believe that the new policy was valid under its contracts with FNMA. The parties resolved this and other MI-related issues as part of the FNMA Settlement, which clarified the parties’ obligations with respect to MI including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. As a result, the Corporation will be required to remit to FNMA the amount of certain MI coverage as a result of MI claims rescissions in advance of collection from the mortgage insurance companies and, in certain cases, it may not ultimately collect all such amounts from the mortgage insurance companies.
Cash Settlements
As presented in the table below, during 2012 and 2011, the Corporation paid $1.8 billion and $5.2 billion to resolve $2.1 billion and $6.2 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $847 million and $3.5 billion. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers. The amounts shown in the table below do not include $1.8 billion in payments to settle monoline claims. The table below presents first-lien and home equity loan repurchases and indemnification payments for 2012 and 2011.

Loan Repurchases and Indemnification Payments

	December 31
	2012			2011
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$1,184	$1,273	$389	$2,713	$3,067	$1,346
Indemnification payments	831	425	425	3,329	2,026	2,026
Total first-lien	2,015	1,698	814	6,042	5,093	3,372
Home equity
Repurchases	24	24	—	28	28	14
Indemnification payments	36	33	33	99	99	99
Total home equity	60	57	33	127	127	113
Total first-lien and home equity	$2,075	$1,755	$847	$6,169	$5,220	$3,485
Liability for Representations and Warranties and Corporate Guarantees
The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet and the related provision is included in mortgage banking income (loss). The liability for representations and warranties is established when those obligations are both probable and reasonably estimable.
The Corporation’s estimated liability at December 31, 2012 for obligations under representations and warranties given to the

216 Bank of America 2012

GSEs and the corresponding estimated range of possible loss is primarily driven by the FNMA Settlement and also considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation’s experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors. See the Estimated Range of Possible Loss section below for a discussion of the representations and warranties liability and the corresponding estimated range of possible loss.
The Corporation’s estimate of the non-GSE representations and warranties liability and the corresponding range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claims and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.
Additional factors that impact the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures include: (1) contractual material adverse effect requirements; (2) the representations and warranties provided; and (3) the requirement to meet certain presentation thresholds. The first factor is based on the Corporation’s belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer or other financial guarantor (as applicable), in a securitization trust and, accordingly, the Corporation believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is based on the differences in the types of representations and warranties given in non-GSE securitizations from those provided to the GSEs. The Corporation believes the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to certain presentation thresholds that need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, other claimants have come forward and the Corporation believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations.
The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees

(Dollars in millions)	2012	2011
Liability for representations and warranties and corporate guarantees, January 1	$15,858	$5,438
Additions for new sales	28	20
Charge-offs	(804)	(5,191)
Provision	3,939	15,591
Liability for representations and warranties and corporate guarantees, December 31	$19,021	$15,858
For 2012, the provision for representations and warranties and corporate guarantees was $3.9 billion compared to $15.6 billion for 2011. The provision in 2012 included $2.5 billion in provision related to the FNMA Settlement and $500 million for obligations to FNMA related to MI rescissions. The provision in 2011 included $8.6 billion in provision and other expenses related to the BNY Mellon Settlement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE repurchase exposures, and $7.0 billion in provision related to other non-GSE, and to a lesser extent, GSE exposures.
Estimated Range of Possible Loss
The representations and warranties liability represents the Corporation’s best estimate of probable incurred losses as of December 31, 2012. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has little to no claim experience. The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion

Bank of America 2012 217

over accruals at December 31, 2012 compared to up to $5 billion over accruals at December 31, 2011 for only non-GSE representations and warranties exposures. The range of possible loss at December 31, 2012 reflects the impact of the FNMA Settlement and, as a result, addresses principally non-GSE exposures. The reduction in the range of possible loss from December 31, 2011 is the net impact of, among other changes, updated assumptions and other developments. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions, including those set forth below, that are subject to change.
Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in its predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with the Corporation’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.
The liability for obligations and representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon Settlement), potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against the Corporation, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 13 – Commitments and Contingencies; however, such loss could be material.

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
The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. In 2012, the Corporation continued to experience elevated levels of claims from FNMA, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans that defaulted more than 18 months prior to the repurchase request. The FNMA Settlement resolved substantially all of the claims with respect to loans originated and sold to FNMA between January 1, 2000 and December 31, 2008, as well as substantially all future representations and warranties repurchase claims associated with these loans.
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
To the extent there are repurchase claims based on valid identified loan defects and the Corporation has determined that there is a breach of a representation and warranty and that any other requirements for repurchase have been met, a liability for representations and warranties is established. Outside of the standard quality control process that is an integral part of the Corporation’s loan origination process, the Corporation does not generally review loan files until a repurchase claim is received, including with respect to monoline exposures. In view of the inherent difficulty of predicting the outcome of those repurchase claims where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of

218 Bank of America 2012

unasserted claims to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome through the repurchase process. As a result, a liability for representations and warranties has not been established related to repurchase claims where a valid defect has not been identified, or in the case of any unasserted claims to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. For additional information related to the monolines, see Note 13 – Commitments and Contingencies.
At December 31, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $2.4 billion, substantially all of which the Corporation has reviewed and declined to repurchase based on an assessment of whether a material breach exists. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through bulk settlement, repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At December 31, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $5.3 billion, excluding loans that had been paid in full or resolved through settlements. Of these file requests, $4.0 billion are aged and subject to ongoing litigation. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guarantee policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.
Whole Loan Sales and Private-label Securitizations Experience
The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation’s denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. As of December 31, 2012, 15 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 44 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Recent increases in new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties repurchase claims, and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. For additional information on repurchase demands, see Unresolved Repurchase Claims on page 214.
At December 31, 2012, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $12.2 billion. The Corporation has performed an initial review with respect to $10.9 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $1.3 billion of these claims.

Bank of America 2012 219

NOTE 9 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2012 and 2011. The reporting units utilized for goodwill impairment tests are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2012	2011
Consumer & Business Banking	$29,986	$29,986
Global Banking	24,802	24,802
Global Markets	4,451	4,442
Global Wealth & Investment Management	9,698	9,718
All Other	1,039	1,019
Total goodwill	$69,976	$69,967
In 2012, the International Wealth Management (IWM) businesses within GWIM, including $230 million of goodwill, were moved to All Other in connection with the Corporation’s agreement during 2012 to sell these businesses. Prior periods have been reclassified.
2012 Annual Impairment Test
During the three months ended September 30, 2012, the Corporation completed its annual goodwill impairment test as of June 30, 2012 for all reporting units. Based on the results of step one of the annual goodwill impairment test, the Corporation determined that step two was not required for any of the reporting units as their respective fair values exceeded their carrying values indicating there was no impairment.
2011 Impairment Tests
During the three months ended December 31, 2011, a goodwill impairment test was performed for the European consumer card businesses reporting unit within All Other as it was likely that the carrying amount of the businesses exceeded the fair value due to a decrease in estimated future growth projections. The Corporation concluded that goodwill was impaired, and accordingly, recorded a goodwill impairment charge of $581 million.
During the three months ended June 30, 2011, as a consequence of the BNY Mellon Settlement entered into by the Corporation on June 28, 2011, the adverse impact of the incremental mortgage-related charges, and the continued economic slowdown in the mortgage business, the Corporation performed a goodwill impairment test for the Consumer Real Estate Services (CRES) reporting unit. The Corporation concluded that the remaining balance of goodwill of $2.6 billion was impaired, and accordingly, recorded a goodwill impairment charge to reduce the carrying value of the goodwill in CRES to zero.

Intangible Assets
The table below presents the gross carrying amount and accumulated amortization for intangible assets at December 31, 2012 and 2011.

Intangible Assets (1)

	December 31
	2012		2011
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,184	$4,494	$6,948	$4,775
Core deposit intangibles	3,592	2,858	3,903	2,915
Customer relationships	4,025	1,884	4,081	1,532
Affinity relationships	1,572	1,087	1,569	966
Other intangibles	2,139	505	2,476	768
Total intangible assets	$17,512	$10,828	$18,977	$10,956

(1)	Excludes fully amortized intangible assets.
At December 31, 2012 and 2011, none of the intangible assets were impaired. Amortization of intangibles expense was $1.3 billion, $1.5 billion and $1.7 billion in 2012, 2011 and 2010, respectively. The Corporation estimates aggregate amortization expense will be approximately $1.1 billion, $950 million, $840 million, $770 million and $670 million for 2013 through 2017, respectively.

220 Bank of America 2012

NOTE 10 Deposits
The Corporation had U.S. certificates of deposit and other U.S. time deposits of $100 thousand or more totaling $41.9 billion and $50.8 billion at December 31, 2012 and 2011. Non-U.S. certificates of deposit and other non-U.S. time deposits of $100 thousand or more totaled $29.1 billion and $34.0 billion at December 31, 2012 and 2011. The table below presents the contractual maturities for time deposits of $100 thousand or more at December 31, 2012.

Time Deposits of $100 Thousand or More

(Dollars in millions)	Three Months or Less	Over Three Months to Twelve Months	Thereafter	Total
U.S. certificates of deposit and other time deposits	$16,140	$19,349	$6,434	$41,923
Non-U.S. certificates of deposit and other time deposits	27,995	927	200	29,122
The scheduled contractual maturities for total time deposits at December 31, 2012 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2013	$80,720	$29,437	$110,157
Due in 2014	8,356	865	9,221
Due in 2015	2,319	58	2,377
Due in 2016	1,407	28	1,435
Due in 2017	1,116	3	1,119
Thereafter	2,671	—	2,671
Total time deposits	$96,589	$30,391	$126,980

Bank of America 2012 221

NOTE 11 Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings
The table below presents federal funds sold and securities borrowed or purchased under agreements to resell and short-term borrowings which include federal funds purchased, securities loaned or sold under agreements to repurchase, commercial paper and other short-term borrowings.

	2012		2011		2010
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds sold and securities borrowed or purchased under agreements to resell
At December 31	$219,924	0.92%	$211,183	0.76%	$209,616	0.85%
Average during year	236,042	0.64	245,069	0.88	256,943	0.71
Maximum month-end balance during year	253,535	n/a	270,473	n/a	314,932	n/a
Federal funds purchased
At December 31	1,151	0.17	243	0.06	1,458	0.14
Average during year	384	0.11	1,658	0.08	4,718	0.15
Maximum month-end balance during year	1,211	n/a	4,133	n/a	8,320	n/a
Securities loaned or sold under agreements to repurchase
At December 31	292,108	1.11	214,621	1.08	243,901	1.15
Average during year	281,515	0.98	270,718	1.31	348,936	0.74
Maximum month-end balance during year	319,401	n/a	293,519	n/a	458,532	n/a
Commercial paper
At December 31	100	0.19	23	1.70	15,093	0.65
Average during year	49	0.30	8,897	0.53	25,923	0.56
Maximum month-end balance during year	172	n/a	21,212	n/a	36,236	n/a
Other short-term borrowings
At December 31	30,631	3.14	35,675	2.35	44,869	2.02
Average during year	36,452	2.23	42,996	2.31	50,752	1.88
Maximum month-end balance during year	40,129	n/a	47,087	n/a	63,081	n/a
n/a = not applicable
Bank of America, N.A. maintains a global program to offer up to a maximum of $75 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $3.9 billion and $6.3 billion at December 31, 2012 and 2011. These short-term bank notes, along with Federal Home Loan Bank (FHLB) advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in commercial paper and other short-term borrowings on the Corporation’s Consolidated Balance Sheet. See Note 12 – Long-term Debt for information regarding the long-term notes that have been issued under the $75 billion bank note program.

222 Bank of America 2012

NOTE 12 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2012 and 2011, and the related contractual rates and maturity dates as of December 31, 2012.

	December 31
(Dollars in millions)	2012	2011
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted-average rate of 5.26%, ranging from 1.50% to 7.63%, due 2013 to 2043	$79,575	$95,199
Floating, with a weighted-average rate of 1.15%, ranging from 0.16% to 5.21%, due 2013 to 2041	13,439	28,064
Senior structured notes	21,936	18,920
Subordinated notes:
Fixed, with a weighted-average rate of 5.39%, ranging from 2.40% to 10.20%, due 2013 to 2038	14,787	24,509
Floating, with a weighted-average rate of 1.38%, ranging from 0.11% to 3.66%, due 2016 to 2019	449	704
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.79%, ranging from 5.25% to 11.45%, due 2027 to 2036	3,186	12,859
Floating, with a weighted-average rate of 1.03%, ranging from 0.89% to 3.69%, due 2027 to 2056	567	1,165
Total notes issued by Bank of America Corporation	133,939	181,420
Notes issued by Merrill Lynch & Co., Inc. and subsidiaries
Senior notes:
Fixed, with a weighted-average rate of 5.79%, ranging from 1.63% to 15.00%, due 2013 to 2034	35,064	41,103
Floating, with a weighted-average rate of 0.67%, ranging from 0.12% to 5.06%, due 2013 to 2044	11,964	18,480
Senior structured notes	27,288	27,578
Subordinated notes:
Fixed, with a weighted-average rate of 5.98%, ranging from 2.61% to 8.13%, due 2016 to 2038	9,331	11,454
Floating, with a weighted-average rate of 0.89%, ranging from 0.73% to 2.88%, due 2017 to 2026	1,318	1,207
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.91%, ranging from 6.45% to 7.38%, due 2017 to 2067	3,809	3,600
Other long-term debt	992	701
Total notes issued by Merrill Lynch & Co., Inc. and subsidiaries	89,766	104,123
Notes issued by Bank of America, N.A. and other subsidiaries
Senior notes:
Fixed, with a weighted-average rate of 7.00%, due 2014	178	164
Floating, with a weighted-average rate of 0.53%, ranging from 0.39% to 0.75%, due 2026 to 2051	2,686	8,029
Subordinated notes:
Fixed, with a weighted-average rate of 5.68%, ranging from 5.30% to 6.10%, due 2016 to 2036	5,230	5,273
Floating, with a weighted-average rate of 0.60%, ranging from 0.36% to 0.61%, due 2016 to 2019	1,401	1,401
Total notes issued by Bank of America, N.A. and other subsidiaries	9,495	14,867
Other debt
Senior structured notes	864	1,187
Subordinated notes	—	983
Advances from Federal Home Loan Banks:
Fixed, with a weighted-average rate of 4.87%, ranging from 0.01% to 7.72%, due 2013 to 2034	6,277	18,798
Other	988	1,833
Total other debt	8,129	22,801
Total long-term debt excluding consolidated VIEs	241,329	323,211
Long-term debt of consolidated VIEs	34,256	49,054
Total long-term debt	$275,585	$372,265
Bank of America Corporation, Merrill Lynch & Co., Inc. and subsidiaries, and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2012 and 2011, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $95.3 billion and $117.0 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.

At December 31, 2012, long-term debt of consolidated VIEs in the table above included credit card, automobile, home equity and other VIEs of $22.3 billion, $713 million, $2.3 billion and $8.9 billion, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs. For more information, see Note 7 – Securitizations and Other Variable Interest Entities.

Bank of America 2012 223

At December 31, 2012 and 2011, Bank of America Corporation had approximately $154.9 billion and $69.8 billion of authorized, but unissued corporate debt and other securities under its existing U.S. shelf registration statements. At December 31, 2012 and 2011, Bank of America, N.A. had approximately $65.5 billion and $62.4 billion of authorized, but unissued bank notes under its existing $75 billion bank note program. Long-term bank notes issued and outstanding under the program totaled $5.6 billion and $6.3 billion at December 31, 2012 and 2011. At both December 31, 2012 and 2011, Bank of America, N.A. had approximately $20.6 billion of authorized, but unissued mortgage notes under its $30.0 billion mortgage bond program.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 4.71 percent, 5.52 percent and 0.93 percent, respectively, at December 31, 2012 and 4.35 percent, 5.17 percent and 1.38 percent, respectively, at December 31, 2011. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
The weighted-average interest rate for debt, excluding senior structured notes, issued by Merrill Lynch & Co., Inc. and subsidiaries was 4.73 percent and 4.74 percent at December 31, 2012 and 2011. As of December 31, 2012, the Corporation has not assumed or guaranteed the $89.0 billion of long-term debt that was issued or guaranteed by Merrill Lynch & Co., Inc. or its subsidiaries prior to the acquisition of Merrill Lynch by the Corporation. All existing Merrill Lynch & Co., Inc. guarantees of securities issued by certain Merrill Lynch subsidiaries under various non-U.S. securities offering programs will remain in full force and effect as long as those securities are outstanding, and the Corporation has not assumed any of those prior Merrill Lynch & Co., Inc. guarantees or otherwise guaranteed such securities.
Certain senior structured notes are accounted for under the fair value option. For more information on these senior structured notes, see Note 22 – Fair Value Option.
The table below shows the carrying value for aggregate annual maturities of long-term debt at December 31, 2012.

Long-term Debt by Maturity

(Dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Bank of America Corporation	$12,457	$20,888	$16,812	$20,401	$19,575	$43,806	$133,939
Merrill Lynch & Co., Inc. and subsidiaries	24,000	18,207	5,156	3,542	8,886	29,975	89,766
Bank of America, N.A. and other subsidiaries	62	1	—	1,095	6,472	1,865	9,495
Other debt	4,858	1,547	204	15	17	1,488	8,129
Total long-term debt excluding consolidated VIEs	41,377	40,643	22,172	25,053	34,950	77,134	241,329
Long-term debt of consolidated VIEs	13,820	8,734	1,460	2,091	1,815	6,336	34,256
Total long-term debt	$55,197	$49,377	$23,632	$27,144	$36,765	$83,470	$275,585
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
In 2012, in a combination of tender offers, calls and open-market transactions, the Corporation purchased senior and subordinated long-term debt with a carrying value of $12.4 billion and recorded net gains of $1.3 billion in connection with these transactions.
Trust Preferred and Hybrid Securities
Trust preferred securities (Trust Securities) are primarily issued by trust companies (the Trusts) that are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts generally are junior subordinated deferrable interest notes of the Corporation or its subsidiaries (the Notes). The Trusts generally are 100 percent-owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the long-term debt table on page 223.

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

224 Bank of America 2012

In 2012, as described in Note 14 – Shareholders’ Equity, the Corporation entered into various agreements with certain Trust Securities holders pursuant to which the Corporation issued 19 million shares of common stock valued at $159 million and paid $9.4 billion in cash in exchange for $9.8 billion aggregate liquidation amount of previously issued Trust Securities. Upon the exchange, the Corporation immediately surrendered the Trust Securities to the unconsolidated Trusts for cancellation, resulting in the cancellation of an equal amount of junior subordinated notes that had a carrying value of $9.9 billion, resulting in a gain on extinguishment of debt of $282 million.
During 2012, the Corporation remarketed the remaining outstanding $141 million in aggregate principal amount of its BAC Capital Trust XIII Floating-Rate Preferred Hybrid Income Term Securities (HITS) and the remaining outstanding $493 million in aggregate principal amount of its BAC Capital Trust XIV Fixed-to-Floating Rate Preferred HITS. The Corporation repurchased and retired all of the remarketable notes in the remarketings. The net proceeds from the remarketing of the BAC Capital Trust XIII Floating-Rate Preferred HITS were used to satisfy the obligations of Trust XIII under a stock purchase contract agreement, pursuant to which Trust XIII was obligated to purchase, and the Corporation was obligated to sell, 1,409 shares of the Corporation’s Series F Floating Rate Non-Cumulative Preferred Stock (Series F Preferred Stock). The net proceeds from the remarketing of the BAC Capital Trust XIV Fixed-to-Floating Rate Preferred HITS were used to satisfy the obligations of Trust XIV under a stock purchase contract agreement, pursuant to which Trust XIV was obligated to purchase, and the Corporation was obligated to sell, 4,926 shares of the Corporation’s Series G Adjustable Rate Non-Cumulative Preferred Stock (Series G Preferred Stock). Following the remarketing of the notes and the subsequent purchase of the Corporation’s preferred stock under the stock purchase contracts, the preferred stock constitutes the sole asset of the applicable trust.
In 2011, the Corporation issued 282 million shares of common stock valued at $1.6 billion and senior notes valued at $1.5 billion in exchange for $3.8 billion aggregate liquidation amount of previously issued Trust Securities. Upon the exchange, the Corporation immediately surrendered the Trust Securities to the unconsolidated Trusts for cancellation, resulting in the cancellation of an equal amount of junior subordinated notes that had a carrying value of $4.3 billion, resulting in a gain on extinguishment of debt of $1.2 billion. In addition, the Corporation issued 26 million shares of common stock valued at $138 million and senior notes valued at $505 million in exchange for $917 million aggregate liquidation amount of HITS. Upon the exchange, the Corporation immediately surrendered the HITS to the unconsolidated Trusts for cancellation, resulting in the cancellation of an equal amount of junior subordinated notes that had a carrying value of $915 million, and the cancellation of a corresponding amount of the underlying stock purchase contract, resulting in a $12 million loss on extinguishment of debt and an increase to additional paid-in capital of $284 million.

The table below lists each series of Trust Securities or HITS, and the corresponding aggregate liquidation preference covered by the Exchange Agreements described in Note 14 – Shareholders’ Equity, and other redemption activity.

Negotiated Exchanges

	2012 Aggregate Liquidation Amount Exchanged	2011 Aggregate Liquidation Amount Exchanged	Total Aggregate Liquidation Amount Exchanged

(Dollars in millions)
HITS
Trust XIII	$—	$559	$559
Trust XIV	—	358	358
Trust Securities
Bank of America Capital Trust I	574	1	575
Bank of America Capital Trust II	898	2	900
Bank of America Capital Trust III	499	1	500
Bank of America Capital Trust IV	367	8	375
Bank of America Capital Trust V	514	4	518
Bank of America Capital Trust VI	141	823	964
Bank of America Capital Trust VII (1)	212	1,114	1,326
Bank of America Capital Trust VIII	2	4	6
Bank of America Capital Trust X	891	9	900
Bank of America Capital Trust XI	144	198	342
Bank of America Capital Trust XII	863	—	863
Bank of America Capital Trust XV	50	446	496
NationsBank Capital Trust II	289	76	365
NationsBank Capital Trust III	98	269	367
NationsBank Capital Trust IV	427	73	500
BankAmerica Capital II	450	—	450
BankAmerica Capital III	68	226	294
BankAmerica Institutional Capital A	450	—	450
BankAmerica Institutional Capital B	300	—	300
Barnett Capital III	186	—	186
Fleet Capital Trust II	203	47	250
Fleet Capital Trust V	29	142	171
Fleet Capital Trust VIII	534	—	534
Fleet Capital Trust IX	175	—	175
BankBoston Capital Trust III	59	136	195
BankBoston Capital Trust IV	52	96	148
Progress Capital Trust I	9	—	9
Progress Capital Trust III	10	—	10
MBNA Capital Trust A	250	—	250
MBNA Capital Trust B	45	165	210
MBNA Capital Trust D	300	—	300
MBNA Capital Trust E	200	—	200
LaSalle Series I	455	—	455
LaSalle Series J	67	—	67
Total exchanged	$9,811	$4,757	$14,568

(1)	Notes were denominated in British Pound. Presentation currency is U.S. Dollar.

Bank of America 2012 225

On May 25, 2012, the Corporation completed the repurchase of $134 million aggregate liquidation amount of capital securities of BAC Capital Trust VI, pursuant to a previously announced tender offer for such securities, and the related cancellation and retirement of the underlying 5.625% Junior Subordinated Notes, due 2035 of the Corporation issued to and held by BAC Capital Trust VI. As a result of this repurchase of capital securities and the related cancellation and retirement of the underlying 5.625% Junior Subordinated Notes, the series of covered debt benefiting from the Corporation’s replacement capital covenant, executed February 16, 2007 in connection with the issuance by BAC Capital Trust XIV of its 5.63% Fixed-to-Floating Rate Preferred Hybrid Income Term Securities (the Replacement Capital Covenant), was redesignated. Effective as of May 25, 2012, the 5.625% Junior

Subordinated Notes ceased being the covered debt under the Replacement Capital Covenant. Also effective as of May 25, 2012, the Corporation’s 6.875% Junior Subordinated Notes, due 2055 underlying the capital securities of BAC Capital Trust XII, became the covered debt with respect to and in accordance with the terms of the Replacement Capital Covenant.
The Trust Securities Summary table details the outstanding Trust Securities and the related Notes previously issued which remained outstanding at December 31, 2012, as originated by Bank of America Corporation and its predecessor companies and subsidiaries. For additional information on Trust Securities for regulatory capital purposes, see Note 17 – Regulatory Requirements and Restrictions.

Trust Securities Summary

(Dollars in millions)
Issuer	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Trust Securities	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
Bank of America
Capital Trust VI	March 2005	$36	$37	March 2035	5.63%	3/8,9/8	Any time
Capital Trust VII (1)	August 2005	9	9	August 2035	5.25	2/10,8/10	Any time
Capital Trust VIII	August 2005	524	540	August 2035	6.00	2/25,5/25,8/25,11/25	On or after 8/25/10
Capital Trust XI	May 2006	658	678	May 2036	6.63	5/23,11/23	Any time
Capital Trust XV	May 2007	4	4	June 2056	3-mo. LIBOR +80 bps	3/1,6/1,9/1,12/1	On or after 6/01/37
NationsBank
Capital Trust III	February 1997	133	137	January 2027	3-mo. LIBOR +55 bps	1/15,4/15,7/15,10/15	On or after 1/15/07
BankAmerica
Capital III	January 1997	106	109	January 2027	3-mo. LIBOR +57 bps	1/15,4/15,7/15,10/15	On or after 1/15/02
Barnett
Capital III	January 1997	64	66	February 2027	3-mo. LIBOR +62.5 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Fleet
Capital Trust V	December 1998	79	82	December 2028	3-mo. LIBOR +100 bps	3/18,6/18,9/18,12/18	On or after 12/18/03
BankBoston
Capital Trust III	June 1997	55	57	June 2027	3-mo. LIBOR +75 bps	3/15,6/15,9/15,12/15	On or after 6/15/07
Capital Trust IV	June 1998	102	106	June 2028	3-mo. LIBOR +60 bps	3/8,6/8,9/8,12/8	On or after 6/08/03
Progress
Capital Trust II	July 2000	6	6	July 2030	11.45	1/19,7/19	On or after 7/19/10
Capital Trust IV	December 2002	5	5	January 2033	3-mo. LIBOR +335 bps	1/7,4/7,7/7,10/7	On or after 1/07/08
MBNA
Capital Trust B	January 1997	70	73	February 2027	3-mo. LIBOR +80 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
ABN AMRO North America
Series I	May 2001	77	77	Perpetual	3-mo. LIBOR +275 bps	2/15,5/15,8/15,11/15	On or after 11/08/12
Series II	May 2001	77	77	Perpetual	3-mo. LIBOR +275 bps	3/15,6/15,9/15,12/15	On or after 11/08/12
Series III	May 2001	77	77	Perpetual	3-mo. LIBOR +275 bps	1/15,4/15,7/15,10/15	On or after 11/08/12
Series IV	May 2001	77	77	Perpetual	3-mo. LIBOR +275 bps	2/28,5/30,8/30,11/30	On or after 11/08/12
Series V	May 2001	77	77	Perpetual	3-mo. LIBOR +275 bps	3/30,6/30,9/30,12/30	On or after 11/08/12
Series VI	May 2001	77	77	Perpetual	3-mo. LIBOR +275 bps	1/30,4/30,7/30,10/30	On or after 11/08/12
Series VII	May 2001	88	88	Perpetual	3-mo. LIBOR +275 bps	3/15,6/15,9/15,12/15	On or after 11/08/12
Series IX	June 2001	70	70	Perpetual	3-mo. LIBOR +275 bps	3/5,6/5,9/5,12/5	On or after 11/08/12
Series X	June 2001	53	53	Perpetual	3-mo. LIBOR +275 bps	3/12,6/12,9/12,12/12	On or after 11/08/12
Series XI	June 2001	27	27	Perpetual	3-mo. LIBOR +275 bps	3/26,6/26,9/26,12/26	On or after 11/08/12
Series XII	June 2001	80	80	Perpetual	3-mo. LIBOR +275 bps	1/10,4/10,7/10,10/10	On or after 11/08/12
Series XIII	June 2001	70	70	Perpetual	3-mo. LIBOR +275 bps	1/24,4/24,7/24,10/24	On or after 11/08/12
LaSalle
Series I	August 2000	36	36	Perpetual	3-mo. LIBOR +105.5 bps	3/15,6/15,9/15,12/15	On or after 9/15/10
Series J	September 2000	27	27	Perpetual	3-mo. LIBOR +105.5 bps	3/15,6/15,9/15,12/15	On or after 9/15/10
Countrywide
Capital III	June 1997	200	206	June 2027	8.05	6/15,12/15	Only under special event
Capital IV	April 2003	500	515	April 2033	6.75	1/1,4/1,7/1,10/1	On or after 4/11/08
Capital V	November 2006	1,495	1,496	November 2036	7.00	2/1,5/1,8/1,11/1	On or after 11/01/11
Merrill Lynch
Preferred Capital Trust III	January 1998	750	901	Perpetual	7.00	3/30,6/30,9/30,12/30	On or after 3/08
Preferred Capital Trust IV	June 1998	400	480	Perpetual	7.12	3/30,6/30,9/30,12/30	On or after 6/08
Preferred Capital Trust V	November 1998	850	1,021	Perpetual	7.28	3/30,6/30,9/30,12/30	On or after 9/08
Capital Trust I	December 2006	1,050	1,051	December 2066	6.45	3/15,6/15,9/15,12/15	On or after 12/11
Capital Trust II	May 2007	950	951	June 2062	6.45	3/15,6/15,9/15,12/15	On or after 6/12
Capital Trust III	August 2007	750	751	September 2062	7.375	3/15,6/15,9/15,12/15	On or after 9/12
Total		$9,709	$10,194

(1)	Notes were denominated in British Pound. Presentation currency is U.S. Dollar.

226 Bank of America 2012

NOTE 13 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The Credit Extension Commitments table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $23.9 billion and $27.1 billion at December 31, 2012 and 2011. At

December 31, 2012, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $534 million, including deferred revenue of $21 million and a reserve for unfunded lending commitments of $513 million. At December 31, 2011, the comparable amounts were $741 million, $27 million and $714 million, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet.
The table below also includes the notional amount of commitments of $18.3 billion and $25.7 billion at December 31, 2012 and 2011 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $528 million and $1.2 billion on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 22 – Fair Value Option.

Credit Extension Commitments

	December 31, 2012
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$103,791	$83,885	$130,805	$19,942	$338,423
Home equity lines of credit	2,134	13,584	23,344	21,856	60,918
Standby letters of credit and financial guarantees (1)	24,593	11,387	3,094	4,751	43,825
Letters of credit	2,003	70	10	546	2,629
Legally binding commitments	132,521	108,926	157,253	47,095	445,795
Credit card lines (2)	414,044	—	—	—	414,044
Total credit extension commitments	$546,565	$108,926	$157,253	$47,095	$859,839

	December 31, 2011
Notional amount of credit extension commitments
Loan commitments	$96,291	$85,413	$120,770	$15,009	$317,483
Home equity lines of credit	1,679	7,765	20,963	37,066	67,473
Standby letters of credit and financial guarantees (1)	26,965	18,932	6,433	5,505	57,835
Letters of credit	2,828	27	5	383	3,243
Legally binding commitments	127,763	112,137	148,171	57,963	446,034
Credit card lines (2)	449,097	—	—	—	449,097
Total credit extension commitments	$576,860	$112,137	$148,171	$57,963	$895,131

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $31.5 billion and $11.6 billion at December 31, 2012, and $39.2 billion and $17.8 billion at December 31, 2011. Amounts include consumer SBLCs of $669 million and $859 million at December 31, 2012 and 2011.

(2)	Includes business card unused lines of credit.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
Global Principal Investments and Other Equity Investments
At December 31, 2012 and 2011, the Corporation had unfunded equity investment commitments of $307 million and $772 million. In light of proposed Basel regulatory capital changes related to unfunded commitments, over the past three years, the Corporation has actively reduced these commitments in a series of sale transactions involving its private equity fund investments.

Other Commitments
At December 31, 2012 and 2011, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $1.3 billion and $2.5 billion, which upon settlement will be included in loans or LHFS.
At December 31, 2012 and 2011, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $67.3 billion and $67.0 billion and commitments to enter into forward-dated repurchase and securities lending agreements of $42.3 billion and $42.0 billion. All of these commitments expire within the next 12 months.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $3.0 billion, $2.5 billion, $2.1 billion, $1.7 billion and $1.5 billion for 2013 through 2017, respectively, and $6.2 billion in the aggregate for all years thereafter.

Bank of America 2012 227

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2012 and 2011, the notional amount of these guarantees totaled $13.4 billion and $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $3.0 billion and $3.4 billion with estimated maturity dates between 2030 and 2040. The net fair value including the fee receivable associated with these guarantees was $52 million and $48 million at December 31, 2012 and 2011 and reflects the probability of surrender as well as the multiple structural protection features in the contracts.
Employee Retirement Protection
The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to make qualified withdrawals after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the investment manager will either terminate the contract or convert the portfolio into a high-quality fixed-income portfolio, typically all government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with significant structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2012 and 2011, the notional amount of these guarantees totaled $18.4 billion and $28.8 billion with estimated maturity dates up to 2015 if the exit option is exercised on all deals. As of December 31, 2012, the Corporation had not made a payment under these products.
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
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. In 2012 and 2011, the sponsored entities processed and settled $604.2 billion and $460.4 billion of transactions and recorded losses of $10 million and $11 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At December 31, 2012 and 2011, the sponsored merchant processing servicers held as collateral $202 million and $238 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.
The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2012 and 2011, the maximum potential exposure for sponsored transactions totaled $263.9 billion and $236.0 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
Other Derivative Contracts
The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At December 31, 2012 and 2011, the total notional amount of these derivative contracts was $2.9 billion and $3.2 billion with commercial banks and $1.4 billion and $1.8 billion with VIEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

228 Bank of America 2012

Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.1 billion and $3.7 billion at December 31, 2012 and 2011. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.
In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.
Payment Protection Insurance Claims Matter
In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer’s loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $510 million and $476 million at December 31, 2012 and 2011. The Corporation recorded expense of $692 million and $77 million in 2012 and 2011. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.
Identity Theft Protection
The Corporation has received inquiries from and has been in discussions with regulatory authorities concerning activities related to identity theft protection services, including customers who may have paid for but did not receive certain of such services from third-party vendors of the Corporation, and whether appropriate oversight existed.
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
In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the FSA and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $4.2 billion was recognized for 2012 compared to $5.6 billion for 2011.
For a limited number of the matters disclosed in this Note for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $3.1 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly

Bank of America 2012 229

from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
Auction Rate Securities Litigation
Since October 2007, the Corporation, Merrill Lynch and certain affiliates have been named as defendants in a variety of lawsuits and other proceedings brought by customers, both individual and institutional investors, and issuers regarding auction rate securities (ARS). These actions generally allege that defendants: (i) misled plaintiffs into believing that there was a deeply liquid market for ARS, and (ii) failed to adequately disclose their or their affiliates’ practice of placing their own bids to support ARS auctions. Plaintiffs assert that ARS auctions started failing from August 2007 through February 2008 when defendants and other broker/dealers stopped placing those “support bids.” In addition to the matters described in more detail below, arbitrations and individual lawsuits have been filed against the Corporation, Merrill Lynch and certain affiliates by parties who purchased ARS and are seeking relief that includes compensatory and punitive damages and rescission, among other relief.
Antitrust Actions
On September 4, 2008, two putative antitrust class actions were filed against the Corporation, Merrill Lynch and other financial institutions in the U.S. District Court for the Southern District of New York. Plaintiffs in both actions assert federal antitrust claims under Section 1 of the Sherman Act based on allegations that defendants conspired to restrain trade in ARS by placing support bids in ARS auctions, only to collectively withdraw those bids in February 2008, which allegedly caused ARS auctions to fail. In the first action, Mayor and City Council of Baltimore, Maryland v. Citigroup, Inc., et al., plaintiff seeks to represent a class of issuers of ARS that defendants underwrote between May 12, 2003 and February 13, 2008. This issuer action seeks to recover, among other relief, the alleged above-market interest payments that ARS issuers allegedly have had to make after defendants allegedly stopped placing “support bids” in ARS auctions. In the second action, Mayfield, et al. v. Citigroup, Inc., et al., plaintiff seeks to represent a class of investors that purchased ARS from defendants and held those securities when ARS auctions failed on February 13, 2008. Plaintiff seeks to recover, among other relief, unspecified damages for losses in the ARS’ market value, and rescission of the investors’ ARS purchases. Both actions also seek treble damages and attorneys’ fees under the Sherman Act’s private civil remedy. On January 25, 2010, the court dismissed both actions with prejudice and plaintiffs’ respective appeals are currently pending in the U.S. Court of Appeals for the Second Circuit.
Countrywide Bond Insurance Litigation
The Corporation, Countrywide and other Countrywide entities are subject to claims from several monoline bond insurance companies. These claims generally relate to bond insurance policies provided by the insurers on securitized pools of home equity line of credit (HELOC) and fixed-rate second-lien mortgage loans. Plaintiffs in these cases generally allege that they have paid claims as a result of defaults in the underlying loans and assert that the Countrywide defendants misrepresented the characteristics of the underlying loans and breached certain contractual representations and warranties regarding the underwriting and servicing of the loans. Plaintiffs also allege that the Corporation is liable based on successor liability theories.
Ambac
The Corporation, Countrywide and other Countrywide entities are named as defendants in an action filed on September 29, 2010 by Ambac Assurance Corporation (Ambac) entitled Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., et al. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by Ambac on certain securitized pools of first-lien HELOC and fixed-rate second-lien mortgage loans. Damages sought by Ambac include the amount of payments for current and future claims it has paid or will pay under the policies, increasing over time as it pays claims under relevant policies.
FGIC
The Corporation, Countrywide and other Countrywide entities are named as defendants in an action filed on December 11, 2009 by Financial Guaranty Insurance Company (FGIC) entitled Financial Guaranty Insurance Co. v. Countrywide Home Loans, Inc. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by FGIC on securitized pools of HELOC and fixed-rate second-lien mortgage loans. Damages sought by FGIC include the amount of payments for current and future claims it has paid or will pay under the policies, increasing over time as it pays claims under relevant policies.
MBIA
The Corporation, Countrywide and other Countrywide entities are named as defendants in two actions filed by MBIA Insurance Corporation (MBIA). The first action, MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al., filed on September 30, 2008 is pending in New York Supreme Court, New York County. Damages sought by MBIA include the amount of payments for current and future claims it has paid or will pay under the policies, increasing over time as it pays claims under relevant policies.
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

230 Bank of America 2012

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
On September 19, 2012, Countrywide moved for summary judgment on MBIA’s fraud, indemnification and punitive damages claims and for partial summary judgment on MBIA’s breach of contract claim. On that same date, MBIA moved for summary judgment on its insurance breach and repurchase breach claims. The court heard oral argument on the motions on December 12 and 13, 2012.
On September 28, 2012, the Corporation moved for summary judgment with respect to MBIA’s successor liability claims. On the same day, MBIA moved for summary judgment in its favor with respect to such claims. The motions were argued to the court on January 9 and 10, 2013.
The second MBIA action, MBIA Insurance Corporation, Inc. v. Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc., Countrywide Securities Corporation, et al., filed on July 10, 2009, is pending in California Superior Court, Los Angeles County. MBIA purports to bring this action as subrogee to the note holders for certain securitized pools of HELOC and fixed-rate second-lien mortgage loans and seeks unspecified damages and declaratory relief. On May 17, 2010, the court dismissed the claims against the Countrywide defendants with leave to amend, but denied the request to dismiss MBIA’s successor liability claims against the Corporation. On June 21, 2010, MBIA filed an amended complaint re-asserting its previously dismissed claims against the Countrywide defendants, re-asserting the successor liability claim against the Corporation and adding Countrywide Capital Markets, LLC as a defendant. The Countrywide defendants filed a demurrer to the amended complaint, but the court declined to rule on the demurrer and instead entered an order staying the case until August 2011. On August 18, 2011, the court ordered a partial lifting of the stay to permit certain limited discovery to proceed. The stay otherwise remains in effect.
FIRREA and False Claims Act Litigation
On February 24, 2012, Edward O’Donnell filed a sealed qui tam complaint against the Corporation, individually, and as successor to Countrywide, Countrywide Home Loans, Inc. (CHL), and Full Spectrum Lending. On October 24, 2012, the U.S. DOJ filed a complaint-in-intervention to join the matter, adding BANA, Countrywide and CHL as defendants. The action is entitled United States of America, ex rel, Edward O’Donnell, appearing Qui Tam v. Bank of America Corp et al., and was filed in the U.S. District Court for the Southern District of New York. The complaint-in-intervention asserts certain fraud claims in connection with the sale of loans to FNMA and FHLMC by a Countrywide business division known as Full Spectrum Lending and by the Corporation and BANA from 2006 continuing through 2009 and also asserts successor liability against the Corporation and BANA. Plaintiff seeks, among other relief, civil penalties pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and treble damages pursuant to the False Claims Act. On January 11, 2013, the government filed an amended complaint which added Countrywide Bank, FSB and a former officer of the Corporation as defendants.
Fontainebleau Las Vegas Litigation
On June 9, 2009, Fontainebleau Las Vegas, LLC (FBLV), then a Chapter 11 debtor-in-possession, commenced an adversary proceeding entitled Fontainebleau Las Vegas, LLC v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (FBLV action) against a group of lenders, including BANA and Merrill Lynch Capital Corporation (MLCC). The action was originally filed in the U.S. Bankruptcy Court, Southern District of Florida, but was transferred to the U.S. District Court for the Southern District of Florida. The complaint alleges, among other things, that defendants breached an agreement to lend their respective committed amounts under an $800 million revolving loan facility, of which BANA and MLCC had each committed $100 million, in connection with the construction of a resort and casino development. The complaint seeks damages in excess of $3 billion and a “turnover” order under Section 542 of the Bankruptcy Code requiring the lenders to fund their respective commitments. On May 10, 2012, the revolving lender group and the trustee agreed to settle all outstanding issues (including the original breach of commitment claims), and the settlement was approved by the court on June 12, 2012; the Corporation’s share of this settlement was not material to the Corporation’s results of operations.
On June 9, 2009, a related lawsuit, Avenue CLO Fund Ltd., et al. v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (the Avenue action), was filed in the U.S. District Court for the District of Nevada by certain project lenders. On September 21, 2009, another related lawsuit, ACP Master, Ltd., et al. v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (the ACP action), was filed in the U.S. District Court for the Southern District of New York by the purported successors-in-interest to certain project lenders. These two actions were subsequently transferred by the U.S. Judicial Panel on Multidistrict Litigation (JPML) to the U.S. District Court for the Southern District of Florida for coordinated pretrial proceedings with the FBLV action. Plaintiffs in the Avenue and ACP actions (the Term Lenders) repeat FBLV’s allegations that BANA, MLCC and the other defendants breached their revolving loan facility commitments to FBLV. In addition, they allege that BANA breached its duties as disbursement agent under a separate agreement governing the disbursement of loaned funds to FBLV. The Term Lenders seek unspecified money damages on their claims.
On May 28, 2010, the district court in the Avenue action and the ACP action granted defendants’ motion to dismiss the revolving loan facility commitment claims, but denied BANA’s motion to dismiss the disbursement agent claims. On January 13, 2011, the district court granted the Term Lenders’ motion for entry of a partial final judgment on their revolving loan facility commitment claims. By decision dated February 20, 2013, the U.S. Court of Appeals for the 11th Circuit affirmed the dismissal, holding that the Term Lenders lacked standing to enforce the lending commitments.

Bank of America 2012 231

On April 19, 2011, the district court dismissed the disbursement agent claims against BANA in the ACP action after the Avenue action plaintiffs represented that they had acquired the claims belonging to the ACP action plaintiffs and would be pursuing those claims in the Avenue action. On March 19, 2012, the district court granted BANA’s motion for summary judgment on all causes of action against it in its capacity as disbursement agent in the Avenue Action, and denied plaintiffs’ motion for summary judgment on those claims. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit.
Interchange and Related Litigation
In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions. These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), named Visa, MasterCard and several banks and BHCs, including the Corporation, as defendants. Plaintiffs allege that defendants conspired to fix the level of default interchange rates, which represent the fee an issuing bank charges an acquiring bank on every transaction. Plaintiffs also challenged as unreasonable restraints of trade under Section 1 of the Sherman Act certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale. Plaintiffs sought unspecified damages and injunctive relief based on their assertion that interchange would be lower or eliminated absent the alleged conduct.
In addition, plaintiffs filed supplemental complaints against certain defendants, including the Corporation, relating to initial public offerings (the IPOs) of MasterCard and Visa. Plaintiffs alleged that the IPOs violated Section 7 of the Clayton Act and Section 1 of the Sherman Act. Plaintiffs also asserted that the MasterCard IPO was a fraudulent conveyance. Plaintiffs sought unspecified damages and to undo the IPOs.
On October 19, 2012, defendants entered an agreement to settle the class plaintiffs’ claims. The defendants also separately agreed to resolve the claims brought by a group of individual retailers that opted out of the class to pursue independent litigation. The settlement agreements provide for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) distribution to class merchants of an amount equal to 10 bps of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, to begin by July 29, 2013, which otherwise would have been paid to issuers and which effectively reduces credit interchange for that period of time; and (iii) modifications to Visa and MasterCard rules regarding merchant point of sale practices.
Subject to the loss-sharing agreements the Corporation and certain affiliates previously entered with Visa, MasterCard and other financial institutions, the Corporation will contribute a total of $738 million to the settlement of the class and individual actions. Of that amount, $539 million will be paid from the proceeds that Visa previously placed into an escrow fund pursuant to Visa’s Retrospective Responsibility Plan (the RRP) to cover the Corporation’s share of Visa-related claims.
The court granted preliminary approval of the class settlement agreement on November 9, 2012, over the objections of several class members. The objecting class members appealed to the U.S. Court of Appeals for the Second Circuit, which denied appellants’ motion for expedited appeal and deferred briefing until after final approval of the settlement. The final approval hearing is scheduled for September 12, 2013.
On March 28, 2011, an action entitled Watson v. Bank of America Corp. (Watson) was filed on in the Supreme Court of British Columbia, Canada, by a purported nationwide class of merchants that accept Visa and/or MasterCard credit cards in Canada. The action names as defendants Visa, MasterCard, and a number of other banks and BHCs, including the Corporation. The action alleges that defendants conspired to fix the merchant discount fees that merchants pay to acquiring banks on credit card transactions. It also alleges that defendants conspired to impose certain rules relating to merchant acceptance of credit cards at the point of sale. The action asserts claims under section 45 of the Competition Act and other common law claims, and seeks unspecified damages and injunctive relief based on the assertion that merchant discount fees would be lower absent the challenged conduct. The action is not covered by the RRP or loss-sharing agreements previously entered in connection with certain antitrust litigation, including Interchange. In addition to Watson, the Corporation has been named as a defendant in similar putative class action claims filed in other jurisdictions in Canada.
In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation
Beginning in January 2009, the Corporation, as well as certain current and former officers and directors, among others, were named as defendants in a variety of actions filed in state and federal courts in connection with securities filings by the Corporation. The securities filings contained information with respect to events that took place from September 2008 through January 2009 contemporaneous with the Corporation’s acquisition of Merrill Lynch (the Acquisition). These cases included class action and individual securities lawsuits, derivative actions, actions under the ERISA, and an action brought by the New York Attorney General (NYAG) under the Martin Act and the New York Executive Law. Certain federal court actions were consolidated and/or coordinated in the U.S. District Court for the Southern District of New York under the caption In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation (the Consolidated Action).
The claims in these actions generally concern alleged material misrepresentations and/or material omissions with respect to: (i) the Acquisition; (ii) the financial condition of and 2008 fourth-quarter losses experienced by the Corporation and Merrill Lynch; (iii) due diligence conducted in connection with the Acquisition; (iv) the terms of the Acquisition agreements regarding Merrill Lynch’s ability to pay bonuses to Merrill Lynch employees of up to $5.8 billion for the year 2008; (v) the Corporation’s discussions with government officials in December 2008 regarding the Corporation’s consideration of invoking the material adverse change clause in the Acquisition agreement; (vi) the Corporation’s discussions with government officials in December 2008 regarding the possibility of obtaining government assistance in completing the Acquisition; and/or (vii) the proxy statement and related materials for the Acquisition.
Consolidated Securities Class Action
Plaintiffs (Securities Plaintiffs) in the securities class action in the Consolidated Action (Consolidated Securities Class Action) asserted claims under Sections 14(a), 10(b) and 20(a) of the

232 Bank of America 2012

Securities Exchange Act of 1934 (the Exchange Act), and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the Securities Act) and asserted damages based on the drop in the stock price upon subsequent disclosures.
In February 2012, the court granted a motion for class certification. On November 30, 2012, the parties entered into a settlement agreement. The agreement, which is subject to court approval, provides for a payment by the Corporation of $2.4 billion, an amount that was fully accrued as of September 30, 2012, and the institution and/or continuation of certain corporate governance enhancements until the later of January 1, 2015 or 18 months following the court’s final approval of the settlement. In exchange, Securities Plaintiffs released their claims against all defendants and certain other persons or entities affiliated with defendants.
On December 4, 2012, the court issued an order granting preliminary approval of the settlement and scheduling a final settlement hearing for April 5, 2013.
Individual Securities Actions
Certain shareholders have opted to pursue their claims under the Exchange Act and/or Securities Act apart from the Consolidated Securities Class Action, and these individual actions were coordinated for pre-trial purposes in the Consolidated Action. These individual plaintiffs assert substantially the same facts and claims as the class action plaintiffs.
Derivative Actions
On October 9, 2009, plaintiffs in the derivative action in the Consolidated Action (Derivative Plaintiffs) filed a consolidated amended derivative and class action complaint. The amended complaint named as defendants certain of the Corporation’s current and former directors, officers and financial advisors, and certain of Merrill Lynch’s current and former directors and officers. The Corporation was named as a nominal defendant with respect to the derivative claims. Derivative Plaintiffs asserted claims for, among other things: (i) violation of federal securities laws; (ii) breach of fiduciary duties; (iii) the return of incentive compensation that is alleged to be inappropriate in view of the work performed and the results achieved by certain of the defendants; and (iv) contribution. On February 8, 2010, Derivative Plaintiffs voluntarily dismissed their claims against each of the former Merrill Lynch officers and directors without prejudice.
On June 19, 2012, the parties entered into a settlement agreement. On January 11, 2013, the district court granted final approval of the settlement.
The Corporation and certain current and former directors are also named as defendants in a consolidated derivative action in the Delaware Court of Chancery under the caption In re Bank of America Corporation Stockholder Derivative Litigation brought by shareholders alleging breaches of fiduciary duties and waste of corporate assets in connection with the Acquisition. The consolidated derivative complaint seeks, among other things, unspecified monetary damages, equitable remedies and other relief. On May 9, 2012, the court stayed the action pending the New York court’s consideration of the proposed settlement in the derivative action in the Consolidated Action. In the settlement of the derivative action in the Consolidated Action, plaintiffs in the Delaware action agreed to withdraw their claims.

ERISA Actions
On October 9, 2009, plaintiffs in the ERISA actions in the Consolidated Action (ERISA Plaintiffs) asserted claims on behalf of a purported class consisting of participants in certain of the Corporation’s 401(k) plans (collectively, the 401(k) Plans). ERISA Plaintiffs alleged violations of ERISA and sought unspecified monetary damages, equitable remedies and other relief. On August 27, 2010, the court dismissed the complaint and ERISA Plaintiffs appealed. On January 14, 2013, the parties stipulated to the withdrawal of the appeal with prejudice.
NYAG Action
On February 4, 2010, the NYAG filed a civil complaint in New York Supreme Court entitled People of the State of New York v. Bank of America, et al. The complaint names as defendants the Corporation and the Corporation’s former CEO and CFO, and alleges violations of Sections 352, 352-c(1)(a), 352-c(1)(c) and 353 of the Martin Act, and Section 63(12) of the New York Executive Law. The complaint seeks an unspecified amount in disgorgement, penalties, restitution, and damages and other equitable relief.
LIBOR and Other Reference Rate Inquiries and Litigation
The Corporation has received subpoenas and information requests from government authorities in North America, Europe and Asia, including the U.S. DOJ, the U.S. Commodity Futures Trading Commission and the U.K. FSA, concerning submissions made by panel banks in connection with the setting of London interbank offered rates (LIBOR) and European and other reference rates. The Corporation is cooperating with these inquiries.
In addition, the Corporation and BANA have been named as defendants along with most of the other LIBOR panel banks in a series of individual and class actions in various U.S. federal and state courts relating to defendants’ LIBOR contributions. All cases naming the Corporation have been or are in the process of being consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York by the JPML. The Corporation expects that any future cases naming the Corporation will similarly be consolidated for pre-trial purposes. Plaintiffs allege that they held or transacted in U.S. dollar LIBOR-based derivatives or other financial instruments and sustained losses as a result of collusion or manipulation by defendants regarding the setting of U.S. dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust and Racketeer Influenced and Corrupt Organizations claims and seek compensatory, treble and punitive damages, and injunctive relief.
Montgomery
The Corporation, several current and former officers and directors, Banc of America Securities LLC (BAS), Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and other unaffiliated underwriters have been named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York entitled Montgomery v. Bank of America, et al. Plaintiff filed an amended complaint on January 14, 2011. Plaintiff seeks to sue on behalf of all persons who acquired certain series of preferred stock offered by the Corporation pursuant to a shelf registration statement dated May 5, 2006. Plaintiff’s claims arise from three offerings dated January 24, 2008, January 28, 2008 and May 20, 2008, from which the Corporation allegedly received proceeds of $15.8 billion. The amended complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and alleges that the prospectus supplements associated with the

Bank of America 2012 233

offerings: (i) failed to disclose that the Corporation’s loans, leases, CDOs and commercial MBS were impaired to a greater extent than disclosed; (ii) misrepresented the extent of the impaired assets by failing to establish adequate reserves or properly record losses for its impaired assets; (iii) misrepresented the adequacy of the Corporation’s internal controls in light of the alleged impairment of its assets; (iv) misrepresented the Corporation’s capital base and Tier 1 leverage ratio for risk-based capital in light of the allegedly impaired assets; and (v) misrepresented the thoroughness and adequacy of the Corporation’s due diligence in connection with its acquisition of Countrywide. The amended complaint seeks rescission, compensatory and other damages. Defendants moved to dismiss for failure to state a claim. On February 9, 2012, the magistrate judge concluded that the amended complaint does not adequately plead claims under the Securities Act of 1933 and recommended that the district court dismiss the amended complaint in its entirety and deny plaintiffs’ request to amend the complaint without prejudice.
On March 15, 2012, plaintiffs moved to file a second amended complaint to add additional factual allegations. On March 16, 2012, the district court granted defendants’ motion to dismiss the first amended complaint and referred the motion to amend to the magistrate judge. On February 15, 2013, the magistrate judge issued an opinion and order denying the motion to amend.
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
These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trust’s title to the mortgage loans comprising the pool for that securitization (collectively, MBS Claims). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities have threatened legal actions against the Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates concerning MBS offerings. On January 11, 2013, the Corporation preliminarily agreed on a settlement amount with the National Credit Union Administration (NCUA) to resolve claims concerning certain MBS offerings that the NCUA had threatened to bring against the Corporation, Merrill Lynch,

Countrywide and certain of their affiliates. The agreement is subject to the negotiation and execution of mutually agreeable settlement documentation and approval by the NCUA board. The settlement amount would be covered by existing reserves.
On August 15, 2011, the JPML ordered multiple federal court cases involving Countrywide MBS consolidated for pretrial purposes in the U.S. District Court for the Central District of California, in a multi-district litigation entitled In re Countrywide Financial Corp. Mortgage-Backed Securities Litigation (the Countrywide RMBS MDL).
AIG Litigation
On August 8, 2011, American International Group, Inc. and certain of its affiliates (collectively, AIG) filed a complaint in New York Supreme Court, New York County, in a case entitled American International Group, Inc. et al. v. Bank of America Corporation et al. AIG has named the Corporation, Merrill Lynch, CHL and a number of related entities as defendants. AIG’s complaint asserts certain MBS Claims pertaining to 347 MBS offerings and two private placements in which it alleges that it purchased securities between 2005 and 2007. AIG seeks rescission of its purchases or a rescissory measure of damages or, in the alternative, compensatory damages of no less than $10 billion, punitive damages and other unspecified relief. Defendants removed the case to the U.S. District Court for the Southern District of New York. The district court denied AIG’s motion to remand the case to state court.
On December 21, 2011, the JPML transferred the Countrywide MBS claims to the Countrywide RMBS MDL in the Central District of California. The non-Countrywide MBS claims will be heard in the U.S. District Court for the Southern District of New York.
On April 24, 2012, the U.S. Court of Appeals for the Second Circuit granted plaintiffs’ petition for leave to appeal the ruling of the district court in the Southern District of New York denying plaintiffs’ motion to remand the case to the New York Supreme Court. The appeal is pending.
On May 23, 2012, the district court in the Central District of California dismissed with prejudice plaintiffs’ federal securities claims and certain of the state law common law claims. On August 31, 2012, AIG filed an amended complaint, which, among other things, added claims against the Corporation and certain related entities for constructive fraudulent conveyance and intentional fraudulent conveyance.
FHFA Litigation
The FHFA, as conservator for FNMA and FHLMC, filed an action on September 2, 2011 against the Corporation and related entities, Countrywide and related entities, certain former officers of these entities, and NB Holdings Corporation in New York Supreme Court, New York County, entitled Federal Housing Finance Agency v. Countrywide Financial Corporation, et al. (the FHFA Countrywide Litigation). FHFA’s complaint asserts certain MBS Claims in connection with allegations that FNMA and FHLMC purchased MBS issued by Countrywide-related entities in 86 MBS offerings between 2005 and 2008. The FHFA seeks among other relief, rescission of the consideration paid for the securities or alternatively damages allegedly incurred by FNMA and FHLMC, including consequential damages. The FHFA also seeks recovery of punitive damages.
On September 30, 2011, Countrywide removed the FHFA Countrywide Litigation from New York Supreme Court to the U.S.

234 Bank of America 2012

District Court for the Southern District of New York. On February 7, 2012, the JPML transferred the matter to the Countrywide RMBS MDL. On April 5, 2012, the court denied the FHFA’s motion to remand the FHFA Countrywide Litigation to New York Supreme Court. On October 18, 2012, the court dismissed as untimely FHFA’s Section 11 claims as to 24 of the 86 MBS allegedly purchased by FNMA and FHLMC, but otherwise denied the motion to dismiss on statute of limitations and statute of repose grounds.
Also on September 2, 2011, the FHFA, as conservator for FNMA and FHLMC, filed complaints in the U.S. District Court for the Southern District of New York against the Corporation and Merrill Lynch related entities, and certain current and former officers and directors of these entities. The actions are entitled Federal Housing Finance Agency v. Bank of America Corporation, et al. (the FHFA Bank of America Litigation) and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al. (the FHFA Merrill Lynch Litigation). The complaints assert certain MBS Claims relating to MBS issued and/or underwritten by the Corporation, Merrill Lynch and related entities in 23 MBS offerings and in 72 MBS offerings, respectively, between 2005 and 2008 and allegedly purchased by either FNMA or FHLMC in their investment portfolio. The FHFA seeks among other relief, rescission of the consideration paid for the securities or alternatively damages allegedly incurred by FNMA and FHLMC, including consequential damages. The FHFA also seeks recovery of punitive damages in the FHFA Merrill Lynch Litigation. The FHFA Bank of America Litigation and the FHFA Merrill Lynch Litigation, along with 14 other cases filed by the FHFA against other financial institutions, have been coordinated before a single judge in the U.S. District Court for the Southern District of New York. One action, FHFA v. UBS Americas, Inc., et al. (the UBS Action), was designated the lead action with respect to allegations and claims common to the pending FHFA cases. On May 4, 2012, the court denied in part and granted in part a motion to dismiss in the UBS Action. The court subsequently denied motions to dismiss in the FHFA Merrill Lynch Litigation and the FHFA Bank of America Litigation on November 8, 2012 and November 28, 2012, respectively. On August 14, 2012, the U.S. Court of Appeals for the Second Circuit granted the UBS defendants’ application for an interlocutory appeal of the district court’s ruling pertaining to the statute of repose on the federal and state securities law claims and the statute of limitations on the federal securities law claims asserted in the UBS Action. The FHFA has asserted similar claims in the FHFA Merrill Lynch Litigation and the FHFA Bank of America Litigation.
Federal Home Loan Bank Litigation
On January 18, 2011, the Federal Home Loan Bank of Atlanta (FHLB Atlanta) filed a complaint asserting certain MBS Claims against the Corporation, Countrywide and other Countrywide entities in Georgia State Court, Fulton County, entitled Federal Home Loan Bank of Atlanta v. Countrywide Financial Corporation, et al. FHLB Atlanta seeks rescission of its purchases or a rescissory measure of damages, unspecified punitive damages and other unspecified relief in connection with its alleged purchase of 16 MBS offerings issued and/or underwritten by Countrywide-related entities between 2004 and 2007.
On March 15, 2010, the Federal Home Loan Bank of San Francisco (FHLB San Francisco) filed an action in California Superior Court, San Francisco County, entitled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. FHLB San Francisco’s complaint asserts certain MBS Claims against BAS, Countrywide and several related entities in connection with its alleged purchase of 51 MBS offerings and one private placement issued and/or underwritten by those defendants between 2004 and 2007 and seeks rescission and unspecified damages. FHLB San Francisco dismissed the federal claims with prejudice on August 11, 2011. On September 8, 2011, the court denied defendants’ motions to dismiss the state law claims.
Luther Litigation and Related Actions
On November 14, 2007, David H. Luther and various pension funds (collectively, the Luther Plaintiffs) commenced a putative class action against Countrywide, several of its affiliates, MLPF&S and certain former officers of these in California Superior Court, Los Angeles County, entitled Luther v. Countrywide Financial Corporation, et al. (the Luther Action). The Luther Plaintiffs’ complaint asserts certain MBS Claims in connection with MBS issued by subsidiaries of Countrywide in 429 offerings between 2005 and 2007. The Luther Plaintiffs certified that they collectively purchased securities in 63 of 429 offerings for approximately $216 million. The Luther Plaintiffs seek compensatory and/or rescissory damages and other unspecified relief. On January 6, 2010, the court granted Countrywide’s motion to dismiss with prejudice due to lack of subject matter jurisdiction. On May 18, 2011, the California Court of Appeal reversed the dismissal and remanded to the Superior Court. On June 12, 2012, the Countrywide defendants removed the case from the California Superior Court to the U.S. District Court for the Central District of California. On August 31, 2012, the U.S. District Court for the Central District of California denied the plaintiffs’ motion to remand to the California Superior Court.
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
On November 4, 2010, the court granted Countrywide’s motion to dismiss the amended complaint in its entirety and held that the Maine Plaintiffs only have standing to sue over the 81 offerings in which they actually purchased MBS. The court also held that the applicable statute of limitations could be tolled by the filing of the Luther Action only with respect to the offerings in which the Luther Plaintiffs actually purchased MBS. As a result of these standing and tolling rulings, the number of offerings at issue in the Maine Action was reduced from 427 to 14. On December 6, 2010, the Maine Plaintiffs filed a second amended complaint that relates to 14 MBS offerings. On April 21, 2011, the court dismissed with prejudice the successor liability claims against the Corporation and NB Holdings Corporation. On May 6, 2011, the court held that the Maine Plaintiffs only have standing to sue over the specific MBS tranches that they purchased, and that the applicable statute of limitations could be tolled by the filing of the Luther Action only with respect to the specific tranches of MBS that the Luther Plaintiffs purchased. As a result of these tranche-specific standing and tolling rulings, the Maine Action was further reduced from 14 offerings to eight tranches. On June 6, 2011, the Maine Plaintiffs filed a third amended complaint that related to eight MBS tranches. On June 15, 2011, the court denied the Maine Plaintiffs’ motion

Bank of America 2012 235

to permit immediate interlocutory appeal of the court’s orders on standing, tolling of the statute of limitations and successor liability. On October 12, 2011, upon stipulation by the parties, the court certified a class consisting of eight subclasses, one for each of the eight MBS tranches at issue.
On November 17, 2010, Western Conference of Teamsters Pension Trust Fund (Western Teamsters) filed a putative class action against the same defendants named in the Maine Action in California Superior Court, Los Angeles County, entitled Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. Western Teamsters’ complaint asserts that Western Teamsters and other unspecified investors purchased MBS issued in the 428 offerings that were also at issue in the Luther Action and asserts substantially the same allegations as the Luther Action. Western Teamsters has been coordinated with the Luther Action. Western Teamsters seeks unspecified compensatory and/or rescissory damages and other unspecified relief. On June 12, 2012, the Countrywide defendants removed the case from the California Superior Court to the U.S. District Court for the Central District of California. On August 31, 2012, the U.S. District Court for the Central District of California denied the plaintiffs’ motion to remand to the California Superior Court.
On January 27, 2011, Putnam Bank filed a putative class action lawsuit against Countrywide, the Corporation and several related entities, among others, in the U.S. District Court for the District of Connecticut, entitled Putnam Bank v. Countrywide Financial Corporation, et al. Putnam Bank’s complaint asserts certain MBS Claims in connection with alleged purchases in eight MBS offerings issued by Countrywide subsidiaries between 2005 and 2007. Putnam Bank seeks rescission of its purchases or a rescissory measure of unspecified damages and/or compensatory damages and other unspecified relief. On August 15, 2011, the case was transferred to the Countrywide RMBS MDL. On March 9, 2012, the court dismissed the complaint in Putnam Bank v. Countrywide Financial Corporation, et al., as time-barred, with prejudice. On May 23, 2012, the court denied Putnam Bank’s motion to seek immediate interlocutory appeal of the court’s order dismissing the case, in its entirety and with prejudice, as time-barred.
Regulatory Investigations
The Corporation has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries, investigations and potential proceedings related to a number of transactions involving the Corporation’s underwriting and issuance of MBS and its participation in certain CDO offerings. These inquiries and investigations include, among others, an investigation by the SEC related to Merrill Lynch’s risk control, valuation, structuring, marketing and purchase of CDOs, and an investigation by the New York State Attorney General concerning the purchase, securitization and underwriting of mortgage loans and MBS. The Corporation has provided documents and testimony and continues to cooperate fully with these inquiries and investigations.
Bank of America, Merrill Lynch and Countrywide may also be subject to contractual indemnification obligations in the MBS matters discussed above.

Mortgage Repurchase Litigation
TMST, Inc. Litigation
On April 29, 2011, the Chapter 11 bankruptcy trustee for TMST, Inc. (formerly known as Thornburg Mortgage, Inc.) and for certain affiliated entities (collectively, Thornburg), along with Zuni Investors, LLC (ZI), filed an adversary proceeding in the U.S. Bankruptcy Court for the District of Maryland entitled In Re TMST, Inc., f/k/a Thornburg Mortgage, Inc. against CHL and the Corporation. Plaintiffs filed an amended complaint on July 29, 2011, in which they allege, among other things, that CHL sold residential mortgage loans to Thornburg pursuant to two agreements, and that CHL allegedly breached certain representations and warranties contained in those agreements concerning property appraisals, prudent and customary loan origination practices, accuracy of mortgage loan schedules and occupancy status. The complaint further alleges that those loans were deposited by Thornburg into a securitization trust, that ZI purchased certificates issued by that trust, and that the securitization trustee subsequently assigned to ZI and the bankruptcy trustee the right to pursue representation and warranty claims. Plaintiffs seek a court order requiring CHL to repurchase the mortgage loans at issue, or alternatively, unspecified damages for alleged breach of contract. CHL and the Corporation filed motions to dismiss the case, to withdraw the reference to the Bankruptcy Court, and for transfer of venue to the United States District Court for the Central District of California. On July 12, 2012, the case was transferred to the U.S. District Court for the District of Maryland, which on August 21, 2012, granted CHL’s and the Corporation’s motions to transfer venue to the United States District Court for the Central District of California. That court heard argument on CHL’s motion to dismiss on November 27, 2012. On February 26, 2013, the parties agreed to settle the case for an amount not material to the Corporation’s results of operations. The agreement is subject to, among other things, approval by the bankruptcy court overseeing the Thornburg bankruptcy. On February 26, 2013, the bankruptcy trustee filed a motion to approve the settlement. The motion is tentatively scheduled to be heard on March 20, 2013.
U.S. Bank Litigation
On August 29, 2011, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10 (the Trust), a mortgage pool backed by loans originated by CHL, filed a complaint in New York Supreme Court, New York County, in a case entitled U.S. Bank National Association, as Trustee for HarborView Mortgage Loan Trust, Series 2005-10 v. Countrywide Home Loans, Inc. (dba Bank of America Home Loans), Bank of America Corporation, Countrywide Financial Corporation, Bank of America, N.A., and NB Holdings Corporation. U.S. Bank asserts that, as a result of alleged misrepresentations by CHL in connection with its sale of the loans, defendants must repurchase all the loans in the pool, or in the alternative that it must repurchase a subset of those loans as to which U.S. Bank alleges that defendants have refused specific repurchase demands. U.S. Bank asserts claims for breach of contract and seeks specific performance of defendants’ alleged obligation to repurchase the entire pool of loans (alleged to have an original aggregate principal balance of $1.75 billion) or alternatively the aforementioned subset (alleged to have an aggregate principal balance of “over $100 million”), together with reimbursement of costs and expenses and other unspecified relief. Defendants removed the case to the U.S. District Court for

236 Bank of America 2012

the Southern District of New York, and the JPML issued an order transferring the case to the Countrywide RMBS MDL in the U.S. District Court for the Central District of California. On April 5, 2012, the U.S. District Court for the Central District of California remanded the case to New York Supreme Court.
Policemen’s Annuity Litigation
On April 11, 2012, the Policemen’s Annuity & Benefit Fund of the City of Chicago, on its own behalf and on behalf of a proposed class of purchasers of 41 RMBS trusts collateralized by Washington Mutual-originated (WaMu) mortgages, filed a proposed class action complaint in the United States District Court for the Southern District of New York, entitled Policemen’s Annuity and Benefit Fund of the City of Chicago v. Bank of America, NA and U.S. Bank National Association. BANA and U.S. Bank are named as defendants in their capacities as trustees, with BANA (formerly LaSalle Bank National Association) having served as the original trustee and U.S. Bank having replaced BANA as trustee. Plaintiff asserts claims under the federal Trust Indenture Act as well as state common law claims. Plaintiff alleges that, in light of the performance of the RMBS at issue, and in the wake of publicly-available information about the quality of loans originated by WaMu, the trustees were required to take certain steps to protect plaintiff’s interest in the value of the securities, and that plaintiff was damaged by defendants’ failures to notify it of deficiencies in the loans and of defaults under the relevant agreements, to ensure that the underlying mortgages could properly be foreclosed, and to enforce remedies available for loans that contained breaches of representations and warranties. Plaintiff seeks unspecified compensatory damages and/or equitable relief, and costs and expenses.
On December 7, 2012, the court granted in part and denied in part defendants’ motion to dismiss, and granted plaintiff leave to replead some of the dismissed claims. The court ruled, among other things, that plaintiff has standing to pursue claims on behalf of purchasers of certificates in certain tranches of five trusts. Plaintiffs filed a second amended complaint on January 13, 2013, which added plaintiffs and asserted claims concerning 19 trusts.
Ocala Litigation
Ocala Investor Actions
On November 25, 2009, BNP Paribas Mortgage Corporation and Deutsche Bank AG each filed claims (the 2009 Actions) against BANA in the U.S. District Court for the Southern District of New York entitled BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A. Plaintiffs allege that BANA failed to properly perform its duties as indenture trustee, collateral agent, custodian and depositary for Ocala Funding, LLC (Ocala), a home mortgage warehousing facility, resulting in the loss of plaintiffs’ investment in Ocala. Ocala was a wholly-owned subsidiary of Taylor, Bean & Whitaker Mortgage Corp. (TBW), a home mortgage originator and servicer which is alleged to have committed fraud that led to its eventual bankruptcy. Ocala provided funding for TBW’s mortgage origination activities by issuing notes, the proceeds of which were to be used by TBW to originate home mortgages. Such mortgages and other Ocala assets in turn were pledged to BANA, as collateral agent, to secure the notes. Plaintiffs lost most or all of their investment in Ocala when, as the result of the alleged fraud committed by TBW, Ocala was unable to repay the notes purchased by plaintiffs and there was insufficient collateral to satisfy Ocala’s debt obligations. Plaintiffs allege that

BANA breached its contractual, fiduciary and other duties to Ocala, thereby permitting TBW’s alleged fraud to go undetected. Plaintiffs seek compensatory damages and other relief from BANA, including interest and attorneys’ fees, in an unspecified amount, but which plaintiffs allege exceeds $1.6 billion.
On March 23, 2011, the U.S. District Court for the Southern District of New York issued an order granting in part and denying in part BANA’s motions to dismiss the 2009 Actions. The court dismissed plaintiffs’ claims against BANA in its capacity as custodian and depositary, as well as plaintiffs’ claims for contractual indemnification and other claims. The court retained the claims questioning BANA’s performance as indenture trustee and collateral agent. Finally, the court agreed with BANA that plaintiffs may not pursue claims based upon Ocala notes issued prior to July 20, 2009 (the date on which plaintiffs purchased the last issuance of Ocala notes).
On August 30, 2010, plaintiffs each filed new lawsuits (the 2010 Actions) against BANA in the U.S. District Court for the Southern District of Florida entitled BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A., which the parties agreed to transfer to the U.S. District Court for the Southern District of New York as related to the 2009 Actions. On December 29, 2011, plaintiffs voluntarily dismissed the 2010 Actions without prejudice and moved for leave to amend their complaints in the 2009 Actions to include additional contractual, tort and equitable claims. On June 5, 2012, the court granted plaintiffs’ motion. Plaintiffs filed amended complaints on October 1, 2012.
FDIC Action
On October 1, 2010, BANA filed suit in the U.S. District Court for the District of Columbia against the FDIC as receiver of Colonial Bank, TBW’s primary bank, and Platinum Community Bank (Platinum, a wholly-owned subsidiary of TBW) entitled Bank of America, National Association as indenture trustee, custodian and collateral agent for Ocala Funding, LLC v. Federal Deposit Insurance Corporation (the FDIC Action). The suit seeks judicial review of the FDIC’s denial of the administrative claims brought by BANA in the FDIC’s Colonial and Platinum receivership proceedings. BANA’s claims allege that Ocala’s losses were in whole or in part the result of Colonial and Platinum’s participation in TBW’s alleged fraud. BANA seeks a court order requiring the FDIC to allow BANA’s claims in an amount equal to Ocala’s losses and, accordingly, to permit BANA, as trustee, collateral agent, custodian and depositary for Ocala, to share appropriately in distributions of any receivership assets that the FDIC makes to creditors of the two failed banks.
On August 5, 2011, the FDIC answered and moved to dismiss the amended complaint, and asserted counterclaims against BANA in BANA’s individual capacity seeking approximately $900 million in damages. The counterclaims allege that Colonial sent 4,808 loans to BANA as bailee; that BANA converted the loans into Ocala collateral without first ensuring that Colonial was paid; and that Colonial was never paid for these loans. BANA filed an opposition to the FDIC’s motion to dismiss on October 21, 2011, along with a motion to dismiss the FDIC’s counterclaims.
On December 10, 2012, the U.S. District Court for the District of Columbia granted in part and denied in part the FDIC’s motion to dismiss BANA’s amended complaint. The court dismissed BANA’s claims to the extent they were brought on behalf of Ocala, holding that those claims were not administratively exhausted, and also dismissed three equitable claims, but allowed BANA to continue to pursue claims in its individual capacity and on behalf

Bank of America 2012 237

of Ocala’s secured parties, principally plaintiffs in the 2009 Actions. The court also granted in part and denied in part BANA’s motion to dismiss the FDIC’s counterclaims, allowing all but one of the FDIC’s 16 counterclaims to go forward.
Ocala Bankruptcy
On July 10, 2012, Ocala filed a pre-arranged voluntary Chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Middle District of Florida, pursuant to an agreement among Ocala, BANA, BNP Paribas Mortgage Corporation, Deutsche Bank AG, the FDIC and Ocala’s owner, TBW. Among other things, the proposed bankruptcy plan and certain side agreements would permit the Ocala bankruptcy trustee to pursue litigation against third parties to mitigate BANA’s potential losses in the FDIC Action and the 2009 Actions. Certain agreements embodied by that plan, including an agreement among the parties to allow BANA to assign claims held in its representative capacities to the Ocala bankruptcy estate, were approved by the Court on August 23, 2012. The remainder of the proposed plan is subject to approval by the bankruptcy court.
NOTE 14 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock

Declaration Date	Record Date	Payment Date	Dividend Per Share

January 23, 2013	March 1, 2013	March 22, 2013	$0.01
October 24, 2012	December 7, 2012	December 28, 2012	0.01
July 11, 2012	September 7, 2012	September 28, 2012	0.01
April 11, 2012	June 1, 2012	June 22, 2012	0.01
January 11, 2012	March 2, 2012	March 23, 2012	0.01
In 2012 and 2011, in connection with the exchanges described in Preferred Stock in this Note, the Corporation issued 50 million and 400 million shares of common stock.
On September 1, 2011, the Corporation closed the sale to Berkshire Hathaway, Inc. (Berkshire) of 50,000 shares of the Series T Preferred Stock and a warrant (the Warrant) to purchase 700 million shares of the Corporation’s common stock for an aggregate purchase price of $5.0 billion in cash. Of the $5.0 billion in cash proceeds, $2.9 billion was allocated to preferred stock and $2.1 billion to the Warrant on a relative fair value basis. The discount on the Series T Preferred Stock is not subject to accretion. The portion of proceeds allocated to the Warrant was recorded as additional paid-in capital. The Warrant is exercisable at the holder’s option at any time, in whole or in part, until September 1, 2021, at an exercise price of $7.142857 per share of common stock. The Warrant may be settled in cash or by exchanging all or a portion of the Series T Preferred Stock. For additional information on the Berkshire investment and Series T Preferred Stock, see Preferred Stock in this Note.
At December 31, 2012, the Corporation had warrants outstanding and exercisable to purchase 121.8 million shares of common stock at an exercise price of $30.79 per share expiring on October 28, 2018, and warrants outstanding and exercisable to purchase 150.4 million shares of common stock at an exercise price of $13.30 per share expiring on January 16, 2019. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2010 and are listed on the New York Stock Exchange.
In connection with employee stock plans, in 2012, the Corporation issued approximately 297 million shares and repurchased approximately 104 million shares of its common stock to satisfy tax withholding obligations. At December 31, 2012, the Corporation had reserved 1.9 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
Preferred Stock
The dividends declared on preferred stock were $1.4 billion for 2012, 2011 and 2010.
In 2012, the Corporation entered into various agreements with certain preferred stock and Trust Securities holders pursuant to which the Corporation and the holders of these securities agreed to exchange shares of various series of non-convertible preferred stock with a carrying value of $296 million and Trust Securities with a carrying value of $760 million for 50 million shares of the Corporation’s common stock with a fair value of $412 million, and $398 million in cash. The $246 million difference between the carrying value of the preferred stock and Trust Securities retired and the fair value of consideration issued was recorded in retained earnings as a $44 million reduction to preferred stock dividends and a $202 million gain in noninterest income.
In 2012, the Corporation issued shares of the Corporation’s Series F Preferred Stock and Series G Preferred Stock for $633 million under stock purchase contracts. For additional information, see Preferred Stock Summary in this Note and Note 12 – Long-term Debt.
In 2011, the Corporation entered into separate agreements with certain institutional preferred stock and Trust Securities holders (the Exchange Agreements) pursuant to which the Corporation and the holders of these securities agreed to exchange shares, or depository shares representing fractional interests in shares, of various series of the Corporation’s preferred stock, par value $0.01 per share, or Trust Securities for an aggregate of 400 million shares of the Corporation’s common stock valued at $2.2 billion and $2.3 billion aggregate principal amount of senior notes. The Exchange Agreements related to Trust Securities are described in Note 12 – Long-term Debt and the Exchange Agreements related to preferred stock are described below.
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
Additionally, as a part of the Exchange Agreements, a portion of the Series L 7.25% Non-Cumulative Perpetual Convertible Preferred Stock (Series L Preferred Stock) with an aggregate liquidation preference and carrying value of $269 million was exchanged for 20 million common shares valued at $123 million and senior notes valued at $129 million. The $17 million difference between the carrying value of the Series L Preferred Stock and the fair value of the consideration issued to holders of the Series L

238 Bank of America 2012

Preferred Stock was reclassified from preferred stock to common stock and additional paid-in capital. Because the number of common shares issued to the Series L Preferred Stock holders was in excess of the number of common shares issuable pursuant to the original conversion terms, the $220 million fair value of consideration transferred to the Series L Preferred Stock holders in excess of the $32 million fair value of securities issuable pursuant to the original conversion terms was recorded as a non-cash preferred stock dividend. The dividend did not impact total shareholders’ equity since it reduced retained earnings and increased common stock and additional paid-in capital by the same amount.
The table below lists the aggregate liquidation value of each series of preferred stock exchanged in 2012 and 2011.

Preferred Stock Exchanged

	Preferred Shares Exchanged	Liquidation Value (1, 2)
(Dollars in millions, actual shares)
Non-convertible
Series D	260	$7
Series E	6,800	170
Series J	1,058	26
Series K	4,929	123
Series M	4,958	124
Series 1	1,587	47
Series 2	7,579	227
Series 3	563	17
Series 4	5,965	179
Series 5	6,134	185
Series 6	5,612	6
Total non-convertible	45,445	1,111
Convertible
Series L	269,139	269
Total exchanged	314,584	$1,380

(1)	Amounts shown are before third-party issuance costs.

(2)	Carrying value of preferred stock exchanged was $1,379 million.

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

Bank of America 2012 239

The table below presents a summary of perpetual preferred stock previously issued by the Corporation and outstanding at December 31, 2012.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period
Series B (2)	7% Cumulative Redeemable	June 1997	7,571	$100	$1	7.00%	n/a
Series D (3, 8)	6.204% Non-Cumulative	September 2006	26,174	25,000	654	6.204%	On or after September 14, 2011
Series E (3, 8)	Floating Rate Non-Cumulative	November 2006	12,691	25,000	317	3-mo. LIBOR + 35 bps (6)	On or after November 15, 2011
Series F (3, 8)	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (6)	On or after March 15, 2012
Series G (3, 8)	Adjustable Rate Non-Cumulative	March 2012	4,926	100,000	493	3-mo. LIBOR + 40 bps (6)	On or after March 15, 2012
Series H (3, 8)	8.20% Non-Cumulative	May 2008	114,483	25,000	2,862	8.20%	On or after May 1, 2013
Series I (3, 8)	6.625% Non-Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017
Series J (3, 8)	7.25% Non-Cumulative	November 2007	38,053	25,000	951	7.25%	On or after November 1, 2012
Series K (3, 9)	Fixed-to-Floating Rate Non-Cumulative	January 2008	61,773	25,000	1,544	8.00% through 1/29/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	n/a
Series M (3, 9)	Fixed-to-Floating Rate Non-Cumulative	April 2008	52,399	25,000	1,310	8.125% through 5/14/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018
Series T	6% Cumulative	September 2011	50,000	100,000	2,918	6.00%	See description in Preferred Stock in this Note
Series 1 (3, 4)	Floating Rate Non-Cumulative	November 2004	3,275	30,000	98	3-mo. LIBOR + 75 bps (5)	On or after November 28, 2009
Series 2 (3, 4)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (5)	On or after November 28, 2009
Series 3 (3, 4)	6.375% Non-Cumulative	November 2005	21,773	30,000	653	6.375%	On or after November 28, 2010
Series 4 (3, 4)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (6)	On or after November 28, 2010
Series 5 (3, 4)	Floating Rate Non-Cumulative	March 2007	14,056	30,000	422	3-mo. LIBOR + 50 bps (6)	On or after May 21, 2012
Series 6 (3, 7)	6.70% Non-Cumulative Perpetual	September 2007	59,388	1,000	59	6.70%	On or after February 3, 2009
Series 7 (3, 7)	6.25% Non-Cumulative Perpetual	September 2007	16,596	1,000	17	6.25%	On or after March 18, 2010
Series 8 (3, 4)	8.625% Non-Cumulative	April 2008	89,100	30,000	2,673	8.625%	On or after May 28, 2013
Total			3,685,410		$19,067

(1)	Amounts shown are before third-party issuance costs and other Merrill Lynch purchase accounting related adjustments of $299 million.

(2)	Series B Preferred Stock does not have early redemption/call rights.

(3)	The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends.

(4)	Ownership is held in the form of depositary shares, each representing a 1/1,200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(5)	Subject to 3.00% minimum rate per annum.

(6)	Subject to 4.00% minimum rate per annum.

(7)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(8)	Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(9)
Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the redemption date adjusts to a quarterly cash dividend, if and when declared, thereafter.

n/a = not applicable

240 Bank of America 2012

Series L Preferred Stock listed in the Preferred Stock Summary table does not have early redemption/call rights. Each share of the Series L Preferred Stock may be converted at any time, at the option of the holder, into 20 shares of the Corporation’s common stock plus cash in lieu of fractional shares. The Corporation may cause some or all of the Series L Preferred Stock, at its option, at any time or from time to time, to be converted into shares of common stock at the then-applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of the Series L Preferred Stock. If a conversion of Series L Preferred Stock occurs subsequent to a dividend record date but prior to the dividend payment date, the Corporation will still pay any accrued dividends payable.
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

Bank of America 2012 241

NOTE 15 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2010, 2011 and 2012.

(Dollars in millions)	Available-for- Sale Debt Securities	Available-for- Sale Marketable Equity Securities	Derivatives	Employee Benefit Plans (1)	Foreign Currency (2)	Total
Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Net change	1,342	4,530	(701)	145	237	5,553
Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change	2,386	(6,656)	(549)	(444)	(108)	(5,371)
Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)
Net change	1,343	459	916	(65)	(13)	2,640
Balance, December 31, 2012	$4,443	$462	$(2,869)	$(4,456)	$(377)	$(2,797)

(1)	Net change in fair value represents after-tax adjustments based on the final year-end actuarial valuations. For more information on employee benefit plans, see Note 18 – Employee Benefit Plans.

(2)	Net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations, and related hedges.
The table below presents the before- and after-tax changes in accumulated OCI for 2012, 2011 and 2010.

	2012			2011			2010
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities	$—	$—	$—	$—	$—	$—	$(184)	$68	$(116)
Credit-related notes	—	—	—	—	—	—	364	(135)	229
Net change in fair value recorded in accumulated OCI	3,676	(1,319)	2,357	6,925	(2,594)	4,331	3,541	(1,331)	2,210
Net realized (gains) losses reclassified into earnings	(1,609)	595	(1,014)	(3,087)	1,142	(1,945)	(1,557)	576	(981)
Net change	2,067	(724)	1,343	3,838	(1,452)	2,386	2,164	(822)	1,342
Available-for-sale marketable equity securities:
Net change in fair value recorded in accumulated OCI	748	(277)	471	(4,114)	1,575	(2,539)	9,029	(3,372)	5,657
Net realized (gains) losses reclassified into earnings	(19)	7	(12)	(6,501)	2,384	(4,117)	(1,789)	662	(1,127)
Net change	729	(270)	459	(10,615)	3,959	(6,656)	7,240	(2,710)	4,530
Derivatives:
Net change in fair value recorded in accumulated OCI	430	(166)	264	(2,490)	923	(1,567)	(1,755)	647	(1,108)
Net realized (gains) losses reclassified into earnings	1,035	(383)	652	1,617	(599)	1,018	644	(237)	407
Net change	1,465	(549)	916	(873)	324	(549)	(1,111)	410	(701)
Employee benefit plans:
Net change in fair value recorded in accumulated OCI	(1,891)	660	(1,231)	(1,171)	457	(714)	(162)	58	(104)
Net realized (gains) losses reclassified into earnings	490	(192)	298	437	(167)	270	396	(147)	249
Settlements and curtailments	1,378	(510)	868	—	—	—	—	—	—
Net change	(23)	(42)	(65)	(734)	290	(444)	234	(89)	145
Foreign currency:
Net change in fair value recorded in accumulated OCI	(226)	233	7	145	(179)	(34)	(204)	160	(44)
Net realized (gains) losses reclassified into earnings	(30)	10	(20)	(65)	(9)	(74)	446	(165)	281
Net change	(256)	243	(13)	80	(188)	(108)	242	(5)	237
Total other comprehensive income (loss)	$3,982	$(1,342)	$2,640	$(8,304)	$2,933	$(5,371)	$8,769	$(3,216)	$5,553

242 Bank of America 2012

NOTE 16 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2012, 2011 and 2010 is presented below. See Note 1 – Summary of Significant Accounting Principles for additional information on the calculation of EPS.

(Dollars in millions, except per share information; shares in thousands)	2012	2011	2010
Earnings (loss) per common share
Net income (loss)	$4,188	$1,446	$(2,238)
Preferred stock dividends	(1,428)	(1,361)	(1,357)
Net income (loss) applicable to common shareholders	2,760	85	(3,595)
Dividends and undistributed earnings allocated to participating securities	(2)	(1)	(4)
Net income (loss) allocated to common shareholders	$2,758	$84	$(3,599)
Average common shares issued and outstanding	10,746,028	10,142,625	9,790,472
Earnings (loss) per common share	$0.26	$0.01	$(0.37)

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$2,760	$85	$(3,595)
Dividends and undistributed earnings allocated to participating securities	(2)	(1)	(4)
Net income (loss) allocated to common shareholders	$2,758	$84	$(3,599)
Average common shares issued and outstanding	10,746,028	10,142,625	9,790,472
Dilutive potential common shares (1)	94,826	112,199	—
Total diluted average common shares issued and outstanding	10,840,854	10,254,824	9,790,472
Diluted earnings (loss) per common share	$0.25	$0.01	$(0.37)

(1)	Includes incremental shares from RSUs, restricted stock, stock options and warrants.
For 2012 and 2011, 62 million and 66 million average dilutive potential common shares associated with the Series L Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2010, 107 million average dilutive potential common shares associated with the Series L Preferred Stock, and the mandatory convertible Preferred Stock Series 2 and Series 3 of Merrill Lynch were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2012 and 2011, 700 million and 234 million average dilutive potential common shares associated with the Series T Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2012, 2011 and 2010, average options to purchase 163 million, 217 million and 271 million shares, respectively, of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For 2012, 2011 and 2010, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method.
Due to the net loss applicable to common shareholders for 2010, no dilutive potential common shares were included in the calculation of diluted EPS because they would have been antidilutive.
In 2012 and 2011, in connection with the exchanges described in Note 14 – Shareholders’ Equity, the Corporation recorded a $44 million reduction to preferred stock dividends and a net $36 million non-cash preferred stock dividend which are included in the calculation of net income allocated to common shareholders.

NOTE 17 Regulatory Requirements and Restrictions
The Corporation manages regulatory capital to adhere to internal capital guidelines and regulatory standards of capital adequacy based on its current understanding of the rules and the application of such rules to its business as currently conducted.
The Federal Reserve, OCC (Office of the Comptroller of the Currency) and FDIC (collectively, joint agencies) have in place regulatory capital guidelines for U.S. banking organizations. The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total capital consists of three tiers of capital. Tier 1 capital includes the sum of “core capital elements,” the principal components of which are qualifying common shareholders’ equity and qualifying non-cumulative perpetual preferred stock. Also included in Tier 1 capital are qualifying trust preferred securities (Trust Securities), hybrid securities and qualifying noncontrolling interests in subsidiaries which are subject to the rules governing “restricted core capital elements.” Goodwill, other disallowed intangible assets, disallowed deferred tax assets and the cumulative changes in fair value of all financial liabilities accounted for under the fair value option that are included in retained earnings and are attributable to changes in the company’s own creditworthiness are deducted from the sum of core capital elements. Tier 2 capital consists of qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, a portion of net unrealized gains on AFS marketable equity securities and other adjustments. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. Tier 3 capital can only be used to satisfy the Corporation’s market risk capital requirement and may not be used to support its credit risk requirement. At December 31, 2012 and 2011, the Corporation had no subordinated debt that qualified as

Bank of America 2012 243

Tier 3 capital. Total capital for the Corporation is Tier 1 capital plus supplementary Tier 2 capital.
To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of four percent and a Total capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. BHCs must have a minimum Tier 1 leverage ratio of at least four percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Corporation’s financial position. At December 31, 2012, the Corporation’s Tier 1 capital, Total capital and Tier 1 leverage ratios were 12.89 percent, 16.31 percent and 7.37 percent, respectively.

Current guidelines restrict certain core capital elements to 15 percent of total core capital elements for internationally active BHCs. Internationally active BHCs are those that have significant activities in non-U.S. markets with consolidated assets greater than $250 billion or on-balance sheet non-U.S. exposure greater than $10 billion, which includes the Corporation. In addition, the Federal Reserve revised the qualitative standards for capital instruments included in regulatory capital. At December 31, 2012, the Corporation’s restricted core capital elements comprised 3.6 percent of total core capital elements. The Corporation is and expects to remain in compliance with the revised guidelines.
Tier 1 common capital is not an official regulatory ratio, but was introduced by the Federal Reserve during the Supervisory Capital Assessment Program in 2009. Tier 1 common capital is Tier 1 capital less preferred stock, Trust Securities, hybrid securities and qualifying noncontrolling interests in subsidiaries. The Corporation’s Tier 1 common capital was $133.4 billion and $126.7 billion and the Tier 1 common capital ratio was 11.06 percent and 9.86 percent at December 31, 2012 and 2011.
The table below presents actual and minimum required regulatory capital amounts for 2012 and 2011.

Regulatory Capital

	December 31
	2012			2011
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Risk-based capital
Tier 1 common
Bank of America Corporation	11.06%	$133,403	n/a	9.86%	$126,690	n/a
Tier 1
Bank of America Corporation	12.89	155,461	$72,359	12.40	159,232	$77,068
Bank of America, N.A.	12.44	118,431	57,099	11.74	119,881	61,245
FIA Card Services, N.A.	17.34	22,061	7,632	17.63	24,660	8,393
Total
Bank of America Corporation	16.31	196,680	120,598	16.75	215,101	128,447
Bank of America, N.A.	14.76	140,434	95,165	15.17	154,885	102,076
FIA Card Services, N.A.	18.64	23,707	12,719	19.01	26,594	13,989
Tier 1 leverage
Bank of America Corporation	7.37	155,461	84,429	7.53	159,232	84,557
Bank of America, N.A.	8.59	118,431	68,957	8.65	119,881	69,318
FIA Card Services, N.A.	13.67	22,061	8,067	14.22	24,660	8,669

(1)	Dollar amount required to meet guidelines for well-capitalized institutions.
n/a = not applicable
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR). The CCAR is the central element of the Federal Reserve’s approach to ensuring large BHCs have adequate capital and robust processes for managing their capital. Requests for capital actions by a BHC must be reviewed on an annual basis by the Federal Reserve. In January 2012, the Corporation submitted its 2012 capital plan and the Federal Reserve did not object to the Corporation’s 2012 capital plan. On January 7, 2013, the Corporation submitted its 2013 capital plan and related supervisory stress tests. The Federal Reserve has announced its intention to notify the 2013 CCAR participants of the supervisory stress test results on March 7, 2013 and the capital plan on March 14, 2013.

Regulatory Capital Developments
At December 31, 2012, the Corporation measured and reported its capital ratios and related information in accordance with Basel 1 and the regulatory capital rules continue to expand and evolve. In June 2012, U.S. banking regulators issued the Market Risk Final Rule that amends the Basel 1 Market Risk rules (Market Risk Final Rule) which were effective January 1, 2013. The Market Risk Final Rule introduces new measures of market risk, a stressed Value-at-Risk charge, an incremental risk charge and a comprehensive risk measure, as well as other technical modifications.
In December 2007, U.S. banking regulators published final Basel 2 rules (Basel 2). Basel 2 provides detailed requirements for a new regulatory capital framework related to credit and operational risk, supervisory requirements and disclosure requirements. Under Basel 2, market risk is measured consistent with Basel 1 guidelines, in accordance with the Market Risk Final

244 Bank of America 2012

Rule. The Corporation measures and reports its capital ratios and related information under Basel 2 on a confidential basis to U.S. banking regulators during the required parallel period which will continue until the Corporation receives regulatory approval to exit parallel reporting and subsequently begin publicly reporting Basel 2 regulatory capital results and related disclosures.
In June 2012, U.S. banking regulators issued three notices of proposed rulemaking (collectively, the Basel 3 NPRs), which, if adopted as proposed, would materially change Tier 1 common, Tier 1 and Total capital calculations, introduce new minimum capital ratios and buffer requirements, expand and modify the calculation of risk-weighted assets for credit and market risk (the Advanced Approach) and introduce a Standardized Approach for the calculation of risk-weighted assets, which would replace Basel 1 and provide a floor for minimum, adequately capitalized regulatory capital requirements under the Prompt Corrective Action framework. The Prompt Corrective Action framework establishes categories of capitalization, including “well-capitalized,” based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization. No mandatory actions are required under the Prompt Corrective Action framework for “well-capitalized” banking entities.
Under the Basel 3 NPRs, Trust Securities will be phased out of Tier 1 capital in equal annual installments over a three-year transition period. Many of the changes to the composition of regulatory capital are subject to a transition period where the impact is recognized in 20 percent increments, phased in incrementally each year over a five-year period. The majority of the other aspects of the Advanced Approach were proposed to become effective on January 1, 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur from the effective date of the Basel 3 NPRs through 2019. U.S. banking regulators announced that they did not expect any of the Basel 3 NPRs to become effective January 1, 2013. Final rules for Basel 3 have not yet been issued by U.S. banking regulators.
Under the Basel 3 NPRs the Corporation will be subject to the Advanced Approach for measuring risk-weighted assets (Basel 3 Advanced Approach) when finalized and implemented. The Basel 3 Advanced Approach also requires approval by the U.S. regulatory agencies of analytical models used as part of capital measurement. If these models are not approved, it would likely lead to an increase in the Corporation’s risk-weighted assets, which in some cases could be significant. The Basel 3 Advanced Approach, if adopted as proposed, is expected to substantially increase the Corporation’s capital requirements.
In 2011, the Basel Committee on Banking Supervision issued guidance on capital requirements for global, systemically important financial institutions, including the methodology for measuring systemic importance (the SIFI buffer), and the arrangements by which the guidance will be phased in. As proposed, the SIFI buffer would increase minimum capital requirements for Tier 1 common capital from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. U.S. banking regulators have not yet issued proposed or final rules related to the SIFI buffer.
On December 20, 2011, the Federal Reserve issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for certain companies determined to pose a threat to financial stability. The final rules are likely to influence regulatory capital and liquidity planning processes, and may impose additional operational and compliance costs on the Corporation.
Other Regulatory Requirements
The Federal Reserve requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balances required by the Federal Reserve were $16.3 billion and $14.6 billion for 2012 and 2011. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the Federal Reserve amounted to $7.9 billion and $6.5 billion for 2012 and 2011. As of December 31, 2012, the Corporation had cash in the amount of $8.5 billion and securities with a fair value of $5.9 billion that were segregated in compliance with securities regulations or deposited with clearing organizations.
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its banking subsidiaries, BANA and FIA. In 2012, the Corporation received $14.1 billion in dividends from BANA and FIA, and returned capital of $6.6 billion to the Corporation. In 2013, BANA can declare and pay dividends to the Corporation equal to their retained net profits for 2013 up to the date of any dividend declaration. The other subsidiary national banks paid $1.6 billion in dividends to the Corporation in 2012 and can pay dividends in aggregate of $203 million in 2013 plus an additional amount equal to their retained net profits for 2013 up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period.
NOTE 18 Employee Benefit Plans
Pension and Postretirement Plans
The Corporation sponsors noncontributory trusteed pension plans, a number of noncontributory nonqualified pension plans, and postretirement health and life plans that cover eligible employees. As discussed below, certain of the pension plans were amended, effective June 30, 2012, to freeze benefits earned. The plans provide defined benefits based on an employee’s compensation and years of service. The Bank of America Pension Plan (the Pension Plan) provides participants with compensation credits, generally based on years of service. For account balances based on compensation credits prior to January 1, 2008, the Pension Plan allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. Participants may elect to modify earnings measure allocations on a periodic basis subject to the provisions of the Pension Plan. For account balances based on compensation credits subsequent to December 31, 2007, the account balance earnings rate is based on a benchmark rate. For eligible employees in the Pension Plan on or after January 1, 2008,

Bank of America 2012 245

the benefits become vested upon completion of three years of service. It is the policy of the Corporation to fund no less than the minimum funding amount required by ERISA.
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
In connection with a redesign of the Corporation’s retirement plans, on January 24, 2012, the Compensation and Benefits Committee of the Board approved amendments to freeze benefits earned in the Qualified Pension Plans effective June 30, 2012. As a result of freezing the Qualified Pension Plans, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred as of January 24, 2012. As of the remeasurement date, the plan assets had increased in value from the prior measurement date resulting in an increase in the funded status of the plan of $431 million. Additionally, the curtailment impact reduced the projected benefit obligation by $889 million. The combined impact resulted in a $1.3 billion increase to the net pension assets recognized in other assets and a corresponding decrease in unrecognized losses in accumulated OCI of $1.3 billion ($832 million after-tax). The impact of the immediate recognition of the prior service cost of $58 million was recorded in personnel expense as a curtailment loss in 2012. All economic assumptions were consistent with the prior year end including the weighted-average discount rate of 4.95 percent used for remeasurement of the qualified pension plans.
As a result of freezing the Qualified Pension Plans, the amortization period for actuarial gains and losses was changed from the average working life to the estimated average lifetime of benefits being paid. In addition, in 2013, the long-term expected return on asset assumption for the Qualified Pension Plans was reduced to 6.5 percent from 8.0 percent to reflect current market conditions and long-term financial goals. The reduction in net pension costs in 2013 due to these assumption changes is not expected to be significant.

The Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan (the Other Pension Plan), non-U.S. pension plans, nonqualified pension plans and postretirement plans. The non-U.S. pension plans vary based on the country and local practices.
The Corporation has an annuity contract, previously purchased by Merrill Lynch, that guarantees the payment of benefits vested under the Other Pension Plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2012 or 2011. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2012 and 2011. Amounts recognized at December 31, 2012 and 2011 are reflected in other assets, and accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet. The discount rate assumption is based on a cash flow matching technique and is subject to change each year. This technique utilizes yield curves that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans to produce the discount rate assumptions. The asset valuation method for the Qualified Pension Plans recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.
The Corporation’s best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2013 is $109 million, $103 million and $107 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plans in 2013.

246 Bank of America 2012

Pension and Postretirement Plans

	Qualified Pension Plans (1)		Non-U.S. Pension Plans (1)		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans (1)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Change in fair value of plan assets
Fair value, January 1	$15,070	$15,648	$2,022	$1,691	$3,061	$2,689	$91	$108
Actual return on plan assets	2,020	182	115	295	126	493	10	2
Company contributions	—	—	152	104	112	99	117	84
Plan participant contributions	—	—	3	3	—	—	139	133
Benefits paid	(816)	(760)	(77)	(63)	(236)	(220)	(290)	(255)
Plan transfer	—	—	—	10	—	—	—	—
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	19	19
Foreign currency exchange rate changes	n/a	n/a	91	(18)	n/a	n/a	—	—
Fair value, December 31	$16,274	$15,070	$2,306	$2,022	$3,063	$3,061	$86	$91
Change in projected benefit obligation
Projected benefit obligation, January 1	$14,891	$13,938	$1,984	$1,916	$3,137	$3,078	$1,619	$1,704
Service cost	236	423	40	43	1	3	13	15
Interest cost	681	746	97	99	138	152	71	80
Plan participant contributions	—	—	3	3	—	—	139	133
Plan amendments	—	(11)	2	2	—	—	—	(21)
Curtailment	(889)	—	—	—	—	—	—	—
Actuarial loss (gain)	1,552	555	328	(19)	294	124	(4)	(56)
Benefits paid	(816)	(760)	(77)	(63)	(236)	(220)	(290)	(255)
Plan transfer	—	—	—	15	—	—	—	—
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	19	19
Foreign currency exchange rate changes	n/a	n/a	83	(12)	—	—	7	—
Projected benefit obligation, December 31	$15,655	$14,891	$2,460	$1,984	$3,334	$3,137	$1,574	$1,619
Amount recognized, December 31	$619	$179	$(154)	$38	$(271)	$(76)	$(1,488)	$(1,528)
Funded status, December 31
Accumulated benefit obligation	$15,655	$13,968	$2,345	$1,883	$3,334	$3,135	n/a	n/a
Overfunded (unfunded) status of ABO	619	1,102	(39)	139	(271)	(74)	n/a	n/a
Provision for future salaries	—	923	115	101	—	2	n/a	n/a
Projected benefit obligation	15,655	14,891	2,460	1,984	3,334	3,137	$1,574	$1,619
Weighted-average assumptions, December 31
Discount rate	4.00%	4.95%	4.23%	4.87%	3.65%	4.65%	3.65%	4.65%
Rate of compensation increase	n/a	4.00	4.37	4.42	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
n/a = not applicable
Amounts recognized in the Corporation’s Consolidated Balance Sheet at December 31, 2012 and 2011 are presented in the table below.

Amounts Recognized on Consolidated Balance Sheet

	Qualified Pension Plans		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Other assets	$676	$246	$220	$342	$908	$1,096	$—	$—
Accrued expenses and other liabilities	(57)	(67)	(374)	(304)	(1,179)	(1,172)	(1,488)	(1,528)
Net amount recognized at December 31	$619	$179	$(154)	$38	$(271)	$(76)	$(1,488)	$(1,528)

Bank of America 2012 247

Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2012 and 2011 are presented in the table below. For the non-qualified plans not subject to ERISA or non-U.S. pension plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Qualified Pension Plans		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Plans with ABO in excess of plan assets
PBO	$7,171	$—	$883	$732	$1,182	$1,174
ABO	7,171	—	843	698	1,181	1,173
Fair value of plan assets	7,114	—	510	428	2	2
Plans with PBO in excess of plan assets
PBO	$7,171	$6,624	$896	$732	$1,182	$1,174
Fair value of plan assets	7,114	6,557	522	428	2	2
Net periodic benefit cost of the Corporation’s plans for 2012, 2011 and 2010 included the following components.

Components of Net Periodic Benefit Cost

	Qualified Pension Plans			Non-U.S. Pension Plans
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$236	$423	$397	$40	$43	$32
Interest cost	681	746	748	97	99	95
Expected return on plan assets	(1,246)	(1,296)	(1,263)	(137)	(115)	(97)
Amortization of prior service cost	9	20	28	—	—	—
Amortization of net actuarial loss (gain)	469	387	362	(9)	—	(1)
Recognized loss due to settlements and curtailments	58	—	—	—	—	—
Net periodic benefit cost (income)	$207	$280	$272	$(9)	$27	$29
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.95%	5.45%	5.75%	4.87%	5.32%	5.41%
Expected return on plan assets	8.00	8.00	8.00	6.65	6.58	6.60
Rate of compensation increase	4.00	4.00	4.00	4.42	4.85	4.67

	Nonqualified and Other Pension Plans (1)			Postretirement Health and Life Plans
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$1	$3	$3	$13	$15	$14
Interest cost	138	152	163	71	80	92
Expected return on plan assets	(152)	(141)	(138)	(8)	(9)	(9)
Amortization of transition obligation	—	—	—	32	31	31
Amortization of prior service cost (credits)	(3)	(8)	(8)	4	4	6
Amortization of net actuarial loss (gain)	8	16	10	(38)	(17)	(49)
Recognized loss due to settlements and curtailments	—	3	17	—	—	—
Net periodic benefit cost (income)	$(8)	$25	$47	$74	$104	$85
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.65%	5.20%	5.75%	4.65%	5.10%	5.75%
Expected return on plan assets	5.25	5.25	5.25	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.
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

The discount rate and expected return on plan assets impact the net periodic benefit cost (income) recorded for the plans. With all other assumptions held constant, a 25 bps decline in the discount rate would not have a significant impact while a 25 bps decline in the expected return on plan assets would result in an increase of approximately $33 million for the Qualified Pension Plans. For the Non-U.S. Pension Plans, the Nonqualified and Other

248 Bank of America 2012

Pension Plans, and Postretirement Health and Life Plans, the 25 bps decline in rates would not have a significant impact.
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans was 7.50 percent for 2013, reducing in steps to 5.00 percent in 2019 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs, and the benefit obligation by $3 million and $59 million in 2012. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs, and the benefit obligation by $3 million and $52 million in 2012.
Pre-tax amounts included in accumulated OCI for employee benefit plans at December 31, 2012 and 2011 are presented in the table below.

Pre-tax Amounts included in Accumulated OCI

	Qualified Pension Plans		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net actuarial loss (gain)	$6,164	$6,743	$144	$(212)	$718	$409	$(28)	$(59)	$6,998	$6,881
Transition obligation	—	—	—	—	—	—	—	32	—	32
Prior service cost (credits)	—	67	5	3	—	(7)	29	33	34	96
Amounts recognized in accumulated OCI	$6,164	$6,810	$149	$(209)	$718	$402	$1	$6	$7,032	$7,009
Pre-tax amounts recognized in OCI for employee benefit plans in 2012 included the following components.

Pre-tax Amounts Recognized in OCI

(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans	Total
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(110)	$347	$321	$(7)	$551
Amortization of actuarial gain (loss)	(469)	9	(12)	38	(434)
Current year prior service cost	—	2	—	—	2
Amortization of prior service credits (cost)	(67)	—	7	(4)	(64)
Amortization of transition obligation	—	—	—	(32)	(32)
Amounts recognized in OCI	$(646)	$358	$316	$(5)	$23
The estimated pre-tax amounts that will be amortized from accumulated OCI into expense in 2013 are presented in the table below.

Estimated Pre-tax Amounts from Accumulated OCI into Period Cost

(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans	Total
Net actuarial loss (gain)	$284	$4	$26	$(20)	$294
Prior service cost	—	1	—	4	5
Total amortized from accumulated OCI	$284	$5	$26	$(16)	$299

Bank of America 2012 249

Plan Assets
The Qualified Pension Plans have been established as retirement vehicles for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plans. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/return profile of the assets. Asset allocation ranges are established, periodically reviewed and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected earnings measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who elected to receive an earnings measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2013.
The assets of the Non-U.S. Pension Plans are primarily attributable to a U.K. pension plan. This U.K. pension plan’s assets are invested prudently so that the benefits promised to members are provided with consideration given to the nature and the duration of the plan’s liabilities. The current investment strategy was set following an asset-liability study and advice from the trustee’s investment advisors. The selected asset allocation strategy is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities.
The expected return on asset assumption was developed through analysis of historical market returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The expected return on asset assumption is determined using the calculated market-related value for the Qualified Pension Plans and the Other Pension Plan and the fair value for the Non-U.S. Pension Plans and Postretirement Health and Life Plans. The expected return on asset assumption represents a long-term average view of the performance of the assets in the Qualified Pension Plans, the Non-U.S. Pension Plans, the Other Pension Plan, and Postretirement Health and Life Plans, a return that may or may not be achieved during any one calendar year. The terminated U.S. Pension Plan is invested solely in an annuity contract which is primarily invested in fixed-income securities structured such that asset maturities match the duration of the plan’s obligations.
The target allocations for 2013 by asset category for the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

2013 Target Allocation Percentage

Asset Category	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans
Equity securities	50 – 80	10 – 60	0 – 5	50 – 75
Debt securities	25 – 50	20 – 65	95 – 100	25 – 45
Real estate	0 – 5	0 – 15	0 – 5	0 – 5
Other	0 – 10	5 – 40	0 – 5	0 – 5
Equity securities for the Qualified Pension Plans include common stock of the Corporation in the amounts of $156 million (0.96 percent of total plan assets) and $82 million (0.55 percent of total plan assets) at December 31, 2012 and 2011.

Fair Value Measurements
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 21 – Fair Value Measurements.

250 Bank of America 2012

Plan investment assets measured at fair value by level and in total at December 31, 2012 and 2011 are summarized in the Fair Value Measurements table.

Fair Value Measurements

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest-bearing cash	$1,404	$—	$—	$1,404
Cash and cash equivalent commingled/mutual funds	—	96	—	96
Fixed income
U.S. government and government agency securities	1,317	2,829	13	4,159
Corporate debt securities	—	1,062	—	1,062
Asset-backed securities	—	1,109	—	1,109
Non-U.S. debt securities	70	535	10	615
Fixed income commingled/mutual funds	99	1,432	—	1,531
Equity
Common and preferred equity securities	7,432	—	—	7,432
Equity commingled/mutual funds	290	2,316	—	2,606
Public real estate investment trusts	236	—	—	236
Real estate
Private real estate	—	—	110	110
Real estate commingled/mutual funds	—	10	324	334
Limited partnerships	—	110	231	341
Other investments (1)	22	543	129	694
Total plan investment assets, at fair value	$10,870	$10,042	$817	$21,729

	December 31, 2011
Cash and short-term investments
Money market and interest-bearing cash	$1,065	$—	$—	$1,065
Cash and cash equivalent commingled/mutual funds	—	30	—	30
Fixed income
U.S. government and government agency securities	1,197	2,899	13	4,109
Corporate debt securities	—	1,058	—	1,058
Asset-backed securities	—	907	—	907
Non-U.S. debt securities	53	479	10	542
Fixed income commingled/mutual funds	82	1,487	—	1,569
Equity
Common and preferred equity securities	6,862	—	—	6,862
Equity commingled/mutual funds	390	2,094	—	2,484
Public real estate investment trusts	200	—	—	200
Real estate
Private real estate	—	—	113	113
Real estate commingled/mutual funds	—	11	249	260
Limited partnerships	—	105	232	337
Other investments (1)	14	572	122	708
Total plan investment assets, at fair value	$9,863	$9,642	$739	$20,244

(1)
Other investments include interest rate swaps of $311 million and $467 million, participant loans of $76 million and $75 million, commodity and balanced funds of $239 million and $116 million and other various investments of $68 million and $50 million at December 31, 2012 and 2011.

Bank of America 2012 251

The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2012, 2011 and 2010.

Level 3 Fair Value Measurements

	2012
(Dollars in millions)	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers into/ (out of) Level 3	Balance December 31
Fixed income
U.S. government and government agency securities	$13	$—	$—	$—	$—	$13
Non-U.S. debt securities	10	(1)	1	(1)	1	10
Real estate
Private real estate	113	(2)	2	(3)	—	110
Real estate commingled/mutual funds	249	13	62	—	—	324
Limited partnerships	232	8	11	(20)	—	231
Other investments	122	7	4	(4)	—	129
Total	$739	$25	$80	$(28)	$1	$817

	2011
Fixed income
U.S. government and government agency securities	$14	$(1)	$—	$—	$—	$13
Non-U.S. debt securities	9	—	3	(2)	—	10
Real estate
Private real estate	110	—	3	—	—	113
Real estate commingled/mutual funds	215	26	9	(1)	—	249
Limited partnerships	230	(6)	13	(5)	—	232
Other investments	94	1	26	—	1	122
Total	$672	$20	$54	$(8)	$1	$739

	2010
Fixed income
U.S. government and government agency securities	$—	$—	$—	$—	$14	$14
Non-U.S. debt securities	6	1	—	—	2	9
Real estate
Private real estate	119	(9)	1	(1)	—	110
Real estate commingled/mutual funds	195	(4)	24	—	—	215
Limited partnerships	162	13	7	(5)	53	230
Other investments	188	—	18	(1)	(111)	94
Total	$670	$1	$50	$(7)	$(42)	$672
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

				Postretirement Health and Life Plans
(Dollars in millions)	Qualified Pension Plans (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Net Payments (3)	Medicare Subsidy
2013	$887	$63	$234	$147	$18
2014	931	67	238	147	18
2015	913	68	239	145	18
2016	900	73	240	141	18
2017	888	76	237	136	17
2018 – 2022	4,329	455	1,133	595	80

(1)	Benefit payments expected to be made from the plans’ assets.

(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

252 Bank of America 2012

Defined Contribution Plans
The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans. As a result of the Merrill Lynch acquisition, the Corporation also maintains the defined contribution plans of Merrill Lynch which include the 401(k) Savings & Investment Plan (SIP), the Retirement and Accumulation Plan and the Employee Stock Ownership Plan. In 2012, these plans were merged with the SIP being the successor plan and is closed to new participants with certain exceptions. The Corporation contributed $886 million, $723 million and $670 million in 2012, 2011 and 2010, respectively, in cash to the qualified defined contribution plans. In connection with the redesign of the Corporation’s retirement plans, an additional annual contribution will be made to certain of these plans. The expense in 2012 related to the additional annual contribution was $174 million. At December 31, 2012 and 2011, 235 million shares and 232 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $10 million, $9 million and $8 million in 2012, 2011 and 2010, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 19 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, including the Key Employee Stock Plan, the Key Associate Stock Plan and the Merrill Lynch Employee Stock Compensation Plan. Descriptions of the significant features of the equity compensation plans are below. Under these plans, the Corporation grants stock-based awards, including stock options, restricted stock and RSUs. Grants in 2012 include RSUs which generally vest in three equal annual installments beginning one year from the grant date, awards of restricted stock that were vested and released from restrictions on the grant date and certain awards which will vest subject to the attainment of specified performance goals.
For most awards, expense is generally recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For awards to employees that meet retirement eligibility criteria, the Corporation records the expense upon grant. For employees that become retirement eligible during the vesting period, the Corporation recognizes expense from the grant date to the date on which the employee becomes retirement eligible, net of estimated forfeitures. The compensation cost for the stock-based plans was $2.3 billion, $2.6 billion and $2.0 billion in 2012, 2011 and 2010, respectively. The related income tax benefit was $839 million, $969 million and $727 million for 2012, 2011 and 2010, respectively.
Key Employee Stock Plan
The Key Employee Stock Plan, as amended and restated, provided for different types of awards including stock options, restricted stock and RSUs. Under the plan, 10-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002 to certain employees at the closing market price on the respective grant dates. At December 31, 2012, there were no outstanding awards remaining under this plan and no further awards may be granted.

Key Associate Stock Plan
The Key Associate Stock Plan became effective January 1, 2003. It provides for different types of awards, including stock options, restricted stock and RSUs. As of December 31, 2012, the shareholders had authorized approximately 1.1 billion shares for grant under this plan. Additionally, any shares covered by awards under the Key Employee Stock Plan or certain legacy company plans that cancel, terminate, expire, lapse or settle in cash after a specified date may be re-granted under the Key Associate Stock Plan.
During 2012, the Corporation issued 290 million RSUs to certain employees under the Key Associate Stock Plan. Certain awards are earned based on the achievement of specified performance criteria. RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. In 2012, 7 million of these RSUs were authorized to be settled in shares of common stock with the remainder in cash only. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions, which in the aggregate represent substantially all of the awards in 2012, is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock.
From time to time, the Corporation enters into equity total return swaps to hedge a portion of RSUs granted to certain employees as part of their compensation in prior periods to minimize the change in the expense to the Corporation driven by fluctuations in the fair value of the RSUs. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are used to hedge the price risk of cash-settled awards with changes in fair value recorded in personnel expense.
At December 31, 2012, approximately 130 million options were outstanding under this plan. There were no options granted under this plan during 2012, 2011 or 2010.
Merrill Lynch Employee Stock Compensation Plan
The Corporation assumed the Merrill Lynch Employee Stock Compensation Plan with the acquisition of Merrill Lynch. Approximately 8 million RSUs were granted in 2011 which generally vest in three equal annual installments beginning one year from the grant date. There were no shares granted under this plan during 2012 or 2010. At December 31, 2012, there were approximately 5 million unvested shares outstanding.
Other Stock Plans
As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations of outstanding awards granted under the Merrill Lynch Financial Advisor Capital Accumulation Award Plan (FACAAP) and the Merrill Lynch Employee Stock Purchase Plan (ESPP). The FACAAP is no longer an active plan and no awards were granted in 2012, 2011 or 2010. Awards granted in 2003 and thereafter are generally payable eight years from the grant date in a fixed number of the Corporation’s common shares. For outstanding awards granted prior to 2003, payment is generally made 10 years from the grant date in a fixed number of the Corporation’s common shares unless the fair value of such shares

Bank of America 2012 253

is less than a specified minimum value, in which case the minimum value is paid in cash. At December 31, 2012, there were 11 million shares outstanding under this plan.
The ESPP was discontinued on March 31, 2012. The final discounted purchase was made on April 13, 2012. The ESPP allowed eligible employees to invest from one percent to 10 percent of eligible compensation to purchase the Corporation’s common stock, subject to legal limits. Purchases were made at a discount of five percent of the average high and low market price on the relevant purchase date and the maximum annual contribution per employee was $23,750 in 2012.
The weighted-average fair value of the ESPP stock purchase rights representing the five percent discount on the Corporation’s common stock purchases exercised by employees in 2012 was $0.39 per stock purchase right.
Restricted Stock/Units
The table below presents the status of the share-settled restricted stock/units at December 31, 2012 and changes during 2012.

Restricted Stock/Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2012	253,966,818	$13.46
Granted	196,979,019	7.78
Vested	(293,968,254)	9.80
Canceled	(9,407,186)	13.46
Outstanding at December 31, 2012	147,570,397	$13.18
Of the 197 million share-settled shares/units granted above, 190 million were granted as awards of restricted stock shares that vested and were released from restrictions on the grant date.
The table below presents the status at December 31, 2012 of the cash-settled RSUs granted under the Key Associate Stock Plan and changes during 2012.

Restricted Unit Details

Units
Outstanding at January 1, 2012	117,439,155
Granted	283,196,745
Vested	(53,912,279)
Canceled	(17,167,153)
Outstanding at December 31, 2012	329,556,468

At December 31, 2012, there was $1.7 billion of total unrecognized compensation cost related to share-based compensation arrangements for all awards and it is expected to be recognized over a period up to seven years, with a weighted-average period of .5 years. The total fair value of restricted stock vested in 2012, 2011 and 2010 was $2.9 billion, $1.7 billion and $2.4 billion, respectively. In 2012, 2011 and 2010 the amount of cash paid to settle equity-based awards for all equity compensation plans was $779 million, $489 million and $186 million, respectively.
Stock Options
The table below presents the status of all option plans at December 31, 2012 and changes during 2012. Outstanding options at December 31, 2012 include 130 million options under the Key Associate Stock Plan and 25 million options to employees of predecessor company plans assumed in mergers.

Stock Options

	Options	Weighted- average Exercise Price
Outstanding at January 1, 2012	208,269,549	$46.93
Forfeited	(53,345,926)	49.02
Outstanding at December 31, 2012	154,923,623	46.22
Options exercisable at December 31, 2012	154,922,583	46.22
Options vested and expected to vest (1)	154,923,623	46.22

(1)	Includes vested shares and nonvested shares after a forfeiture rate is applied.
At December 31, 2012, there was no aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest. The weighted-average remaining contractual term of options outstanding, exercisable, and vested and expected to vest was 2.4 years at December 31, 2012. These remaining contractual terms are the same because options have not been granted since 2008 and they generally vest over three years.

254 Bank of America 2012

NOTE 20 Income Taxes
The components of income tax expense (benefit) for 2012, 2011 and 2010 are presented in the table below.

Income Tax Expense (Benefit)

(Dollars in millions)	2012	2011	2010
Current income tax expense (benefit)
U.S. federal	$458	$(733)	$(666)
U.S. state and local	592	393	158
Non-U.S.	569	613	815
Total current expense	1,619	273	307
Deferred income tax expense (benefit)
U.S. federal	(3,433)	(2,673)	(287)
U.S. state and local	(55)	(584)	201
Non-U.S.	753	1,308	694
Total deferred expense (benefit)	(2,735)	(1,949)	608
Total income tax expense (benefit)	$(1,116)	$(1,676)	$915

Total income tax expense (benefit) does not reflect the deferred tax effects of unrealized gains and losses on AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives and employee benefit plan adjustments that are included in accumulated OCI. As a result of these tax effects, accumulated OCI decreased $1.3 billion and $3.2 billion in 2012 and 2010, and increased $2.9 billion in 2011. In addition, total income tax expense (benefit) does not reflect tax effects associated with the Corporation’s employee stock plans which decreased common stock and additional paid-in capital $277 million and $98 million in 2012 and 2010, and increased common stock and additional paid-in capital $19 million in 2011.
Income tax expense (benefit) for 2012, 2011 and 2010 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. A reconciliation of the expected U.S. federal income tax expense applying the federal statutory tax rate of 35 percent to the Corporation’s actual income tax expense (benefit) and resulting effective tax rate for 2012, 2011 and 2010 are presented in the Reconciliation of Income Tax Expense (Benefit) table.

Reconciliation of Income Tax Expense (Benefit)

	2012		2011		2010
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income tax expense (benefit)	$1,075	35.0%	$(81)	35.0%	$(463)	35.0%
Increase (decrease) in taxes resulting from:				(1)%
State tax expense (benefit), net of federal effect	349	11.4	(124)		233	(17.6)
Non-U.S. tax differential (1)	(1,968)	(64.1)	(383)		(190)	14.4
Low-income housing credits/other credits	(783)	(25.5)	(800)		(732)	55.4
Tax-exempt income, including dividends	(576)	(18.8)	(614)		(981)	74.2
Changes in prior period UTBs (including interest)	(198)	(6.4)	(239)		(349)	26.4
Non-U.S. statutory rate reductions	788	25.7	860		392	(29.7)
Nondeductible expenses	231	7.5	119		99	(7.5)
Leveraged lease tax differential	83	2.7	121		98	(7.4)
Change in federal and non-U.S. valuation allowances	41	1.3	(1,102)		(1,657)	125.4
Goodwill – impairment and other	—	—	1,420		4,508	(341.0)
Subsidiary sales and liquidations	—	—	(823)		—	—
Other	(158)	(5.1)	(30)		(43)	3.2
Total income tax expense (benefit)	$(1,116)	(36.3)%	$(1,676)	n/m	$915	(69.2)%

(1)
Includes in 2012, $1.7 billion income tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain non-U.S. subsidiaries over the related U.S. tax liability.

n/m = not meaningful
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2012	2011	2010
Beginning balance	$4,203	$5,169	$5,253
Increases related to positions taken during the current year	352	219	172
Increases related to positions taken during prior years (1)	142	879	755
Decreases related to positions taken during prior years (1)	(711)	(1,669)	(657)
Settlements	(205)	(277)	(305)
Expiration of statute of limitations	(104)	(118)	(49)
Ending balance	$3,677	$4,203	$5,169

(1)
The sum per year of positions taken during prior years differs from the $198 million, $239 million and $349 million in the Reconciliation of Income Tax Expense (Benefit) table due to temporary items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense (Benefit) table.

Bank of America 2012 255

At December 31, 2012, 2011 and 2010, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $3.1 billion, $3.3 billion and $3.4 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The Tax Examination Status table summarizes the status of significant examinations (U.S. federal unless otherwise noted) for the Corporation and various subsidiaries as of December 31, 2012.

Tax Examination Status

	Years under Examination	Status at December 31 2012
Bank of America Corporation – U.S.	2001 – 2009	See below
Bank of America Corporation – U.S.	2010 – 2011	Field examination
Bank of America Corporation – New York (1)	2004 – 2008	Field examination
Merrill Lynch – U.S.	2004 – 2008	See below
Various – U.K.	2011	Field examination

(1)	All tax years subsequent to the years shown remain open to examination.
During 2012, the Corporation and the IRS continued to make progress toward resolving all federal income tax examinations for Bank of America Corporation tax years through 2009 and Merrill Lynch tax years through 2008. While subject to final agreement, including review by the Joint Committee on Taxation of the U.S. Congress for certain years, the Corporation believes that these examinations may be concluded during 2013.
Considering all examinations, it is reasonably possible that the UTB balance may decrease by as much as $2.6 billion during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition. If such decrease were to occur, it likely would primarily result from outcomes consistent with management expectations.
During 2012, the Corporation recognized a $99 million expense and, in 2011, a benefit of $168 million for interest and penalties, net-of-tax, in income tax benefit. At December 31, 2012 and 2011, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $775 million and $787 million.

Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2012 and 2011 are presented in the Deferred Tax Assets and Liabilities table.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2012	2011
Deferred tax assets
Net operating loss carryforwards	$13,863	$14,307
Tax credit carryforwards	9,529	4,510
Allowance for credit losses	8,463	11,824
Accrued expenses	8,099	8,340
Employee compensation and retirement benefits	4,612	4,792
Security, loan and debt valuations	2,712	1,091
State income taxes	2,766	2,489
Other	725	1,654
Gross deferred tax assets	50,769	49,007
Valuation allowance	(2,211)	(1,796)
Total deferred tax assets, net of valuation allowance	48,558	47,211

Deferred tax liabilities
Equipment lease financing	3,371	3,042
Long-term borrowings	3,215	3,360
Available-for-sale securities	2,877	1,811
Mortgage servicing rights	1,986	1,993
Intangibles	1,708	1,894
Fee income	901	1,038
Other	1,462	2,074
Gross deferred tax liabilities	15,520	15,212
Net deferred tax assets	$33,038	$31,999
The table below summarizes the deferred tax assets and related valuation allowances recognized for the NOL and tax credit carryforwards at December 31, 2012.

Net Operating Loss and Tax Credit Carryforwards

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses – U.S.	$4,911	$—	$4,911	After 2027
Net operating losses – U.K.	8,483	—	8,483	None (1)
Net operating losses – other non-U.S.	469	(296)	173	Various
Net operating losses – U.S. states (2)	2,136	(932)	1,204	Various
General business credits	3,349	—	3,349	After 2027
Foreign tax credits	6,180	(271)	5,909	After 2017

(1)	The U.K. net operating losses may be carried forward indefinitely.

(2)	The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $3.3 billion and $1.4 billion.

256 Bank of America 2012

Management concluded that no valuation allowance is necessary to reduce the U.K. NOL carryforwards and U.S. NOL and general business credit carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. The majority of the Corporation’s U.K. net deferred tax assets, which consist primarily of NOLs, are realizable by certain subsidiaries that have a recent history of cumulative losses. For the deferred tax assets of those subsidiaries, the cessation of certain business activities, changes to capital and funding, forecasts of business volumes and the indefinite period to carry forward NOLs represent significant positive evidence supporting management’s conclusion. However, significant changes to those estimates, such as changes that would be caused by a substantial and prolonged worsening of the condition of Europe’s capital markets, could lead management to reassess its U.K. valuation allowance conclusions.
At December 31, 2012, U.S. federal income taxes had not been provided on $17.2 billion of undistributed earnings of non-U.S. subsidiaries that management has determined have been reinvested for an indefinite period of time. If the Corporation were to record a deferred tax liability associated with these undistributed earnings, the amount would be approximately $4.3 billion at December 31, 2012.
NOTE 21 Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 22 – Fair Value Option.
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
During 2012, there were no changes to the valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.
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

Bank of America 2012 257

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
Mortgage Servicing Rights
The fair values of MSRs are determined using models that rely on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the OAS levels. For more information on MSRs, see Note 24 – Mortgage Servicing Rights.
Loans Held-for-sale
The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Other Assets
The fair values of certain debt securities and AFS marketable equity securities are generally based on quoted market prices or market prices for similar assets. However, non-public investments are initially valued at the transaction price and subsequently adjusted when evidence is available to support such adjustments.
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
Long-term Debt
The Corporation issues structured liabilities that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair values of these structured liabilities are estimated using quantitative models for the combined derivative and debt portions of the notes. These models incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Corporation also considers the impact of its own credit spreads in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond market.
Asset-backed Secured Financings
The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

258 Bank of America 2012

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2012 and 2011, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2012
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$98,670	$—	$—	$98,670
Trading account assets:
U.S. government and agency securities	57,655	29,319	—	—	86,974
Corporate securities, trading loans and other	1,292	32,882	3,726	—	37,900
Equity securities	28,144	14,626	545	—	43,315
Non-U.S. sovereign debt	38,405	13,439	353	—	52,197
Mortgage trading loans and ABS	—	11,905	4,935	—	16,840
Total trading account assets	125,496	102,171	9,559	—	237,226
Derivative assets (3)	2,997	1,372,398	8,073	(1,329,971)	53,497
AFS debt securities:
U.S. Treasury securities and agency securities	21,514	2,958	—	—	24,472
Mortgage-backed securities:
Agency	—	188,149	—	—	188,149
Agency-collateralized mortgage obligations	—	37,538	—	—	37,538
Non-agency residential	—	9,494	—	—	9,494
Non-agency commercial	—	3,914	10	—	3,924
Non-U.S. securities	2,637	2,981	—	—	5,618
Corporate/Agency bonds	—	1,358	92	—	1,450
Other taxable securities	20	8,180	3,928	—	12,128
Tax-exempt securities	—	3,072	1,061	—	4,133
Total AFS debt securities	24,171	257,644	5,091	—	286,906
Loans and leases	—	6,715	2,287	—	9,002
Mortgage servicing rights	—	—	5,716	—	5,716
Loans held-for-sale	—	8,926	2,733	—	11,659
Other assets	19,026	18,828	3,129	—	40,983
Total assets	$171,690	$1,865,352	$36,588	$(1,329,971)	$743,659
Liabilities
Interest-bearing deposits in U.S. offices	$—	$2,262	$—	$—	$2,262
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	42,639	—	—	42,639
Trading account liabilities:
U.S. government and agency securities	22,351	1,079	—	—	23,430
Equity securities	19,852	2,640	—	—	22,492
Non-U.S. sovereign debt	18,875	1,369	—	—	20,244
Corporate securities and other	487	6,870	64	—	7,421
Total trading account liabilities	61,565	11,958	64	—	73,587
Derivative liabilities (3)	2,859	1,355,309	6,605	(1,318,757)	46,016
Other short-term borrowings	—	4,074	—	—	4,074
Accrued expenses and other liabilities	15,457	1,122	15	—	16,594
Long-term debt	—	46,860	2,301	—	49,161
Total liabilities	$79,881	$1,464,224	$8,985	$(1,318,757)	$234,333

(1)
During 2012, $2.0 billion and $350 million of assets and liabilities were transferred from Level 1 to Level 2, and $785 million and $40 million of assets and liabilities were transferred from Level 2 to Level 1. Of the asset transfers from Level 1 to Level 2, $940 million was due to a restriction that became effective for a private equity investment during 2012, while $535 million of the transfers from Level 2 to Level 1 was due to the lapse of this restriction during 2012. The remaining transfers were the result of additional information associated with certain equities, derivative contracts and private equity investments.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 3 – Derivatives.

Bank of America 2012 259

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

260 Bank of America 2012

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2012, 2011 and 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)

	2012
				Gross
(Dollars in millions)	Balance January 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2012
Trading account assets:
Corporate securities, trading loans and other (2)	$6,880	$195	$—	$2,798	$(4,556)	$—	$(1,077)	$436	$(950)	$3,726
Equity securities	544	31	—	201	(271)	—	27	90	(77)	545
Non-U.S. sovereign debt	342	8	—	388	(359)	—	(5)	—	(21)	353
Mortgage trading loans and ABS (2)	3,689	215	—	2,574	(1,536)	—	(678)	844	(173)	4,935
Total trading account assets	11,455	449	—	5,961	(6,722)	—	(1,733)	1,370	(1,221)	9,559
Net derivative assets (3)	5,866	(221)	—	893	(1,012)	—	(3,328)	(269)	(461)	1,468
AFS debt securities:
Mortgage-backed securities:
Agency	37	—	—	—	—	—	(4)	—	(33)	—
Non-agency residential	860	(69)	19	—	(306)	—	(2)	—	(502)	—
Non-agency commercial	40	—	—	—	(24)	—	(6)	—	—	10
Corporate/Agency bonds	162	(2)	—	(2)	—	—	(39)	—	(27)	92
Other taxable securities	4,265	23	26	3,196	(28)	—	(3,345)	—	(209)	3,928
Tax-exempt securities	2,648	61	20	—	(133)	—	(1,535)	—	—	1,061
Total AFS debt securities	8,012	13	65	3,194	(491)	—	(4,931)	—	(771)	5,091
Loans and leases (4, 5)	2,744	334	—	564	(1,520)	—	(274)	450	(11)	2,287
Mortgage servicing rights (5)	7,378	(430)	—	—	(122)	374	(1,484)	—	—	5,716
Loans held-for-sale (4)	3,387	352	—	794	(834)	—	(414)	80	(632)	2,733
Other assets (6)	4,235	(54)	—	109	(1,039)	270	(381)	—	(11)	3,129
Trading account liabilities – Corporate securities and other	(114)	4	—	116	(136)	—	80	(68)	54	(64)
Other short-term borrowings (4)	—	—	—	—	—	(232)	232	—	—	—
Accrued expenses and other liabilities (4)	(14)	(4)	—	8	—	(9)	—	—	4	(15)
Long-term debt (4)	(2,943)	(307)	—	290	(33)	(259)	1,239	(2,040)	1,752	(2,301)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)
During 2012, approximately $900 million was reclassified from Trading account assets - Corporate securities, trading loans and other to Trading account assets - Mortgage trading loans and ABS. In the table above, this reclassification is presented as a sale of Trading account assets - Corporate securities, trading loans and other and as a purchase of Trading account assets - Mortgage trading loans and ABS.

(3)	Net derivatives include derivative assets of $8.1 billion and derivative liabilities of $6.6 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(6)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.
During 2012, the transfers into Level 3 included $1.4 billion of trading account assets, $269 million of net derivative assets, $450 million of loans and leases, and $2.0 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans and updated information related to certain CLOs. Transfers into Level 3 for net derivative assets primarily related to decreased price observability for certain long-dated equity derivative liabilities due to a lack of independent pricing. Transfers into Level 3 for loans and leases were due to updated information related to certain commercial loans. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During 2012, the transfers out of Level 3 included $1.2 billion of trading account assets, $461 million of net derivative assets, $771 million of AFS debt securities, $632 million of LHFS and $1.8 billion of long-term debt. Transfers out of Level 3 for trading account assets primarily related to increased market liquidity for certain corporate and commercial real estate loans. Transfers out of Level 3 for net derivative assets primarily related to increased price observability (i.e., market comparables for the referenced instruments) for certain total return swaps and foreign exchange swaps. Transfers out of Level 3 for AFS debt securities primarily related to increased price observability for certain non-agency RMBS and ABS. Transfers out of Level 3 for LHFS primarily related to increased observable inputs, primarily liquid comparables. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Bank of America 2012 261

Level 3 – Fair Value Measurements (1)

	2011
					Gross
(Dollars in millions)	Balance January 1 2011	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2011
Trading account assets:
Corporate securities, trading loans and other	$7,751	$—	$490	$—	$5,683	$(6,664)	$—	$(1,362)	$1,695	$(713)	$6,880
Equity securities	557	—	49	—	335	(362)	—	(140)	132	(27)	544
Non-U.S. sovereign debt	243	—	87	—	188	(137)	—	(3)	8	(44)	342
Mortgage trading loans and ABS	6,908	—	442	—	2,222	(4,713)	—	(440)	75	(805)	3,689
Total trading account assets	15,459	—	1,068	—	8,428	(11,876)	—	(1,945)	1,910	(1,589)	11,455
Net derivative assets (2)	7,745	—	5,199	—	1,235	(1,553)	—	(7,779)	1,199	(180)	5,866
AFS debt securities:
Mortgage-backed securities:
Agency	4	—	—	—	14	(11)	—	—	34	(4)	37
Agency collateralized mortgage obligations	—	—	—	—	56	(56)	—	—	—	—	—
Non-agency residential	1,468	—	(158)	41	11	(307)	—	(568)	373	—	860
Non-agency commercial	19	—	—	—	15	—	—	—	6	—	40
Non-U.S. securities	3	—	—	—	—	—	—	—	88	(91)	—
Corporate/Agency bonds	137	—	(12)	(8)	304	(17)	—	—	7	(249)	162
Other taxable securities	13,018	—	26	21	3,876	(2,245)	—	(5,112)	2	(5,321)	4,265
Tax-exempt securities	1,224	—	21	(35)	2,862	(92)	—	(697)	38	(673)	2,648
Total AFS debt securities	15,873	—	(123)	19	7,138	(2,728)	—	(6,377)	548	(6,338)	8,012
Loans and leases (3, 4)	3,321	5,194	(55)	—	21	(2,644)	3,118	(1,830)	5	(4,386)	2,744
Mortgage servicing rights (4)	14,900	—	(5,661)	—	—	(896)	1,656	(2,621)	—	—	7,378
Loans held-for-sale (3)	4,140	—	36	—	157	(483)	—	(961)	565	(67)	3,387
Other assets (5)	6,922	—	140	—	1,932	(2,391)	—	(768)	375	(1,975)	4,235
Trading account liabilities – Corporate securities and other	(7)	—	4	—	133	(189)	—	—	(65)	10	(114)
Other short-term borrowings (3)	(706)	—	(30)	—	—	—	—	86	—	650	—
Accrued expenses and other liabilities (3)	(828)	—	61	—	—	(2)	(9)	3	—	761	(14)
Long-term debt (3)	(2,986)	—	(188)	—	520	(72)	(520)	838	(2,111)	1,576	(2,943)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives include derivative assets of $14.4 billion and derivative liabilities of $8.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.
During 2011, the transfers into Level 3 included $1.9 billion of trading account assets, $1.2 billion of net derivative assets and $2.1 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily certain CLOs, corporate loans and bonds that were transferred due to decreased market activity. Transfers into Level 3 for net derivative assets were the result of changes in the valuation methodology for certain total return swaps, in addition to increases in certain equity derivatives with significant unobservable inputs. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During 2011, the transfers out of Level 3 included $1.6 billion of trading account assets, $6.3 billion of AFS debt securities, $4.4 billion of loans and leases, $2.0 billion of other assets and $1.6 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily due to increased price observability on certain RMBS, commercial mortgage-backed securities (CMBS) and consumer ABS portfolios, as well as certain corporate bond positions due to increased trading volume. Transfers out of Level 3 for AFS debt securities primarily related to auto, credit card and student loan ABS portfolios due to increased trading volume in the secondary market for similar securities. Transfers out of Level 3 for loans and leases were due to increased observable inputs, primarily liquid comparables, for certain corporate loans. Transfers out of Level 3 for other assets were primarily the result of an IPO of an equity investment. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

262 Bank of America 2012

Level 3 – Fair Value Measurements (1)

	2010
(Dollars in millions)	Balance January 1 2010	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases, Issuances and Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2010
Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$848	$—	$(4,852)	$2,599	$(2,041)	$7,751
Equity securities	1,084	—	(81)	—	(342)	131	(169)	623
Non-U.S. sovereign debt	1,143	—	(138)	—	(157)	115	(720)	243
Mortgage trading loans and ABS	7,770	175	653	—	(1,659)	396	(427)	6,908
Total trading account assets	21,077	292	1,282	—	(7,010)	3,241	(3,357)	15,525
Net derivative assets (2)	7,863	—	8,118	—	(8,778)	1,067	(525)	7,745
AFS debt securities:
Mortgage-backed securities:
Agency	—	—	—	—	4	—	—	4
Non-agency residential	7,216	113	(646)	(169)	(6,767)	1,909	(188)	1,468
Non-agency commercial	258	—	(13)	(31)	(178)	71	(88)	19
Non-U.S. securities	468	—	(125)	(75)	(321)	56	—	3
Corporate/Agency bonds	927	—	(3)	47	(847)	32	(19)	137
Other taxable securities	9,854	5,603	(296)	44	(3,263)	1,119	(43)	13,018
Tax-exempt securities	1,623	—	(25)	(9)	(574)	316	(107)	1,224
Total AFS debt securities	20,346	5,716	(1,108)	(193)	(11,946)	3,503	(445)	15,873
Loans and leases (3)	4,936	—	(89)	—	(1,526)	—	—	3,321
Mortgage servicing rights	19,465	—	(4,321)	—	(244)	—	—	14,900
Loans held-for-sale (3)	6,942	—	482	—	(3,714)	624	(194)	4,140
Other assets (4)	7,821	—	1,946	—	(2,612)	—	(299)	6,856
Trading account liabilities:
Non-U.S. sovereign debt	(386)	—	23	—	(17)	—	380	—
Corporate securities and other	(10)	—	(5)	—	11	(52)	49	(7)
Total trading account liabilities	(396)	—	18	—	(6)	(52)	429	(7)
Other short-term borrowings (3)	(707)	—	(95)	—	96	—	—	(706)
Accrued expenses and other liabilities (3)	(891)	—	146	—	(83)	—	—	(828)
Long-term debt (3)	(4,660)	—	697	—	1,074	(1,881)	1,784	(2,986)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives include derivative assets of $18.8 billion and derivative liabilities of $11.0 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.
During 2010, the transfers into Level 3 included $3.2 billion of trading account assets, $3.5 billion of AFS debt securities, $1.1 billion of net derivative assets and $1.9 billion of long-term debt. Transfers into Level 3 for trading account assets were due to reduced price transparency as a result of lower levels of trading activity for certain municipal ARS and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts were primarily related to a lack of price observability for certain credit default and total return swaps. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.
During 2010, the transfers out of Level 3 included $3.4 billion of trading account assets and $1.8 billion of long-term debt. Transfers out of Level 3 for trading account assets were due to increased price verification of certain MBS, corporate debt and non-U.S. government and agency securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Bank of America 2012 263

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during 2012, 2011 and 2010. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$195	$—	$—	$195
Equity securities	—	31	—	—	31
Non-U.S. sovereign debt	—	8	—	—	8
Mortgage trading loans and ABS	—	215	—	—	215
Total trading account assets	—	449	—	—	449
Net derivative assets	—	(3,208)	2,987	—	(221)
AFS debt securities:
Non-agency residential MBS	—	—	—	(69)	(69)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	2	—	21	23
Tax-exempt securities	—	—	—	61	61
Total AFS debt securities	—	2	—	11	13
Loans and leases (2)	—	—	—	334	334
Mortgage servicing rights	—	—	(430)	—	(430)
Loans held-for-sale (2)	—	—	148	204	352
Other assets	97	—	(74)	(77)	(54)
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Accrued expenses and other liabilities (2)	—	—	—	(4)	(4)
Long-term debt (2)	—	(133)	—	(174)	(307)
Total	$97	$(2,886)	$2,631	$294	$136

	2011
Trading account assets:
Corporate securities, trading loans and other	$—	$490	$—	$—	$490
Equity securities	—	49	—	—	49
Non-U.S. sovereign debt	—	87	—	—	87
Mortgage trading loans and ABS	—	442	—	—	442
Total trading account assets	—	1,068	—	—	1,068
Net derivative assets	—	1,516	3,683	—	5,199
AFS debt securities:
Non-agency residential MBS	—	—	—	(158)	(158)
Corporate/Agency bonds	—	—	—	(12)	(12)
Other taxable securities	—	16	—	10	26
Tax-exempt securities	—	(3)	—	24	21
Total AFS debt securities	—	13	—	(136)	(123)
Loans and leases (2)	—	—	(13)	(42)	(55)
Mortgage servicing rights	—	—	(5,661)	—	(5,661)
Loans held-for-sale (2)	—	—	(108)	144	36
Other assets	242	—	(51)	(51)	140
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Other short-term borrowings (2)	—	—	(30)	—	(30)
Accrued expenses and other liabilities (2)	—	(10)	71	—	61
Long-term debt (2)	—	(106)	—	(82)	(188)
Total	$242	$2,485	$(2,109)	$(167)	$451

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

264 Bank of America 2012

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2010
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$848	$—	$—	$848
Equity securities	—	(81)	—	—	(81)
Non-U.S. sovereign debt	—	(138)	—	—	(138)
Mortgage trading loans and ABS	—	653	—	—	653
Total trading account assets	—	1,282	—	—	1,282
Net derivative assets	—	(1,257)	9,375	—	8,118
AFS debt securities:
Non-agency MBS:
Residential	—	—	(16)	(630)	(646)
Commercial	—	—	—	(13)	(13)
Non-U.S. securities	—	—	—	(125)	(125)
Corporate/Agency bonds	—	—	—	(3)	(3)
Other taxable securities	—	(295)	—	(1)	(296)
Tax-exempt securities	—	23	—	(48)	(25)
Total AFS debt securities	—	(272)	(16)	(820)	(1,108)
Loans and leases (2)	—	—	—	(89)	(89)
Mortgage servicing rights	—	—	(4,321)	—	(4,321)
Loans held-for-sale (2)	—	—	72	410	482
Other assets	1,967	—	(21)	—	1,946
Trading account liabilities:
Non-U.S. sovereign debt	—	23	—	—	23
Corporate securities and other	—	(5)	—	—	(5)
Total trading account liabilities	—	18	—	—	18
Other short-term borrowings (2)	—	—	(95)	—	(95)
Accrued expenses and other liabilities (2)	—	(26)	—	172	146
Long-term debt (2)	—	677	—	20	697
Total	$1,967	$422	$4,994	$(307)	$7,076

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Bank of America 2012 265

The following tables summarize changes in unrealized gains (losses) recorded in earnings during 2012, 2011 and 2010 for Level 3 assets and liabilities that were still held at December 31, 2012, 2011 and 2010. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$(19)	$—	$—	$(19)
Equity securities	—	17	—	—	17
Non-U.S. sovereign debt	—	20	—	—	20
Mortgage trading loans and ABS	—	36	—	—	36
Total trading account assets	—	54	—	—	54
Net derivative assets	—	(2,782)	2,020	—	(762)
AFS debt securities – Other taxable securities	—	2	—	—	2
Loans and leases (2)	—	—	—	291	291
Mortgage servicing rights	—	—	(1,100)	—	(1,100)
Loans held-for-sale (2)	—	—	121	168	289
Other assets	141	—	(71)	(74)	(4)
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Accrued expenses and other liabilities (2)	—	—	—	(2)	(2)
Long-term debt (2)	—	(136)	—	(173)	(309)
Total	$141	$(2,858)	$970	$210	$(1,537)

	2011
Trading account assets:
Corporate securities, trading loans and other	$—	$(86)	$—	$—	$(86)
Equity securities	—	(60)	—	—	(60)
Non-U.S. sovereign debt	—	101	—	—	101
Mortgage trading loans and ABS	—	30	—	—	30
Total trading account assets	—	(15)	—	—	(15)
Net derivative assets	—	1,430	1,351	—	2,781
AFS debt securities:
Non-agency residential MBS	—	—	—	(195)	(195)
Corporate/Agency bonds	—	—	—	(14)	(14)
Other taxable securities	—	—	—	13	13
Total AFS debt securities	—	—	—	(196)	(196)
Loans and leases (2)	—	—	—	(260)	(260)
Mortgage servicing rights	—	—	(6,958)	—	(6,958)
Loans held-for-sale (2)	—	—	(153)	5	(148)
Other assets	(309)	—	(53)	(51)	(413)
Trading account liabilities – Corporate securities and other	—	3	—	—	3
Long-term debt (2)	—	(107)	—	(94)	(201)
Total	$(309)	$1,311	$(5,813)	$(596)	$(5,407)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

266 Bank of America 2012

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2010
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$289	$—	$—	$289
Equity securities	—	(50)	—	—	(50)
Non-U.S. sovereign debt	—	(144)	—	—	(144)
Mortgage trading loans and ABS	—	227	—	—	227
Total trading account assets	—	322	—	—	322
Net derivative assets	—	(945)	676	—	(269)
Non-agency residential MBS AFS debt securities	—	—	(2)	(162)	(164)
Loans and leases (2)	—	—	—	(142)	(142)
Mortgage servicing rights	—	—	(5,740)	—	(5,740)
Loans held-for-sale (2)	—	10	(9)	258	259
Other assets	50	—	(22)	—	28
Trading account liabilities – Non-U.S. sovereign debt	—	52	—	—	52
Other short-term borrowings (2)	—	—	(46)	—	(46)
Accrued expenses and other liabilities (2)	—	—	—	(182)	(182)
Long-term debt (2)	—	585	—	43	628
Total	$50	$24	$(5,143)	$(185)	$(5,254)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.
The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in millions)	Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$4,478	Discounted cash flow, Market comparables	Yield	2% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	459	Prepayment speed	1% to 30% CPR	11%
Loans and leases	1,286	Default rate	0% to 44% CDR	8%
Loans held-for-sale	2,733	Loss severity	6% to 85%	36%
Instruments backed by commercial real estate assets	$1,910	Discounted cash flow	Yield	5%	n/a
Other assets	1,910	Loss severity	51% to 100%	88%
Commercial loans, debt securities and other	$10,778	Discounted cash flow, Market comparables	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	2,289	Enterprise value/EBITDA multiple	2x to 11x	5	x
Trading account assets – Mortgage trading loans and ABS	4,476	Prepayment speed	5% to 30%	20%
AFS debt securities – Other taxable securities	3,012	Default rate	1% to 5%	4%
Loans and leases	1,001	Loss severity	25% to 40%	35%
Auction rate securities	$3,414	Discounted cash flow, Market comparables	Discount rate	0% to 10%	4%
Trading account assets – Corporate securities, trading loans and other	1,437	Projected tender price/Re-financing level	50% to 100%	92%
AFS debt securities – Other taxable securities	916
AFS debt securities – Tax-exempt securities	1,061
Structured liabilities
Long-term debt (2)	$(2,301)	Industry standard derivative pricing (3)	Equity correlation	30% to 97%	n/m
Long-dated volatilities	20% to 70%	n/m

(1)
The categories are aggregated based on product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 261: Trading account assets – Corporate securities, trading loans and other of $3.7 billion, Trading account assets – Mortgage trading loans and ABS of $4.9 billion, AFS debt securities – Other taxable securities of $3.9 billion, AFS debt securities – Tax-exempt securities of $1.1 billion, Loans and leases of $2.3 billion, LHFS of $2.7 billion and Other assets of $1.9 billion.

(2)	For additional information on the ranges of inputs for equity correlation and long-dated volatilities, see the qualitative equity derivatives discussion on page 268.

(3)	Includes models such as Monte Carlo simulation and Black-Scholes.
n/a = not applicable
n/m = not meaningful
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
EBITDA = Earnings before interest, taxes, depreciation and amortization

Bank of America 2012 267

Quantitative Information about Level 3 Fair Value Measurements (continued)

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs
Net derivatives assets
Credit derivatives	$2,327	Discounted cash flow, Stochastic recovery correlation model	Yield	2% to 25%
			Credit spreads	58 bps to 615 bps
			Upfront points	25 points to 99 points
			Spread to index	-2,080 bps to 1,972 bps
			Credit correlation	19% to 75%
			Prepayment speed	3% to 30% CPR
			Default rate	0% to 8% CDR
			Loss severity	25% to 42%
Equity derivatives	$(1,295)	Industry standard derivative pricing (4)	Equity correlation	30% to 97%
			Long-dated volatilities	20% to 70%

Commodity derivatives	$(5)	Discounted cash flow	Long-term natural gas basis	-$0.30 to $0.30
Interest rate derivatives	$441	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 99%
			Correlation (FX/IR)	-65% to 50%
			Long-dated inflation rates	2% to 3%
			Long-dated inflation volatilities	0% to 1%
			Long-dated volatilities (FX)	5% to 36%
			Long-dated swap rates	8% to 10%
Total net derivative assets	$1,468
(4) Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
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
In addition to the instruments in the tables above, the Corporation holds $1.2 billion of instruments consisting primarily of certain direct private equity investments and private equity funds that are classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund’s general partner.
For information on the inputs and techniques used in the valuation of MSRs, see Note 24 – Mortgage Servicing Rights.
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
For credit derivatives, the range of credit spreads represents positions with varying levels of default risk to the underlying instruments. The lower end of the credit spread range typically represents shorter-dated instruments and those with better perceived credit risk. The higher end of the range comprises longer-dated instruments and those referencing debt issuances that are more likely to be impaired or nonperforming. The majority of inputs are concentrated in the lower end of the range. Similarly, the spread to index can vary significantly based on the risk of the instrument. The spread will be positive for instruments that have a higher risk of default than the index (which is based on a weighted average of its components) and negative for instruments that have a lower risk of default than the index. Inputs are distributed evenly throughout the range for spread to index. For yield and credit correlation, the majority of the inputs are concentrated in the center of the range. Inputs are concentrated in the middle to lower end of the range for upfront points. The range for loss severity reflects exposures that are concentrated in the middle to upper end of the range while the ranges for prepayment speed and default rates reflect exposures that are concentrated in the lower end of the range.
For equity derivatives, including those embedded in long-term debt, the range for equity correlation represents exposure primarily concentrated toward the upper end of the range. The range for long-dated volatilities represents exposure primarily concentrated toward the lower end of the range.
For interest rate derivatives, the diversity in the portfolio is reflected in wide ranges of inputs because the variety of currencies and tenors of the transactions requires the use of numerous foreign exchange and interest rate curves. Since foreign exchange

268 Bank of America 2012

and interest rate correlations are measured between curves and across the various tenors on the same curve, the range of potential values can include both negative and positive values. For the correlation (IR/IR) range, the exposure represents the valuation of interest rate correlations on less liquid pairings and is concentrated at the upper end of the range. For the correlation (FX/IR) range, the exposure is the sensitivity to a broad mix of interest rate and foreign exchange correlations and is distributed evenly throughout the range. For long-dated inflation rates and volatilities as well as long-dated volatilities (FX), the inputs are concentrated in the middle of the range.
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
For closed-end ARS, a significant increase in discount rates would result in a significantly lower fair value. For student loan and municipal ARS, a significant increase in projected tender price/refinancing levels would result in a significantly higher fair value.
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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (for example, impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during 2012, 2011 and 2010, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31
	2012		2011
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$5,692	$1,136	$2,662	$1,008
Loans and leases	21	9,184	9	10,629
Foreclosed properties (1)	33	1,918	—	2,531
Other assets	36	12	44	885

	Gains (Losses)
(Dollars in millions)	2012	2011	2010
Assets
Loans held-for-sale	$(8)	$(181)	$174
Loans and leases (2)	(3,116)	(4,813)	(6,074)
Foreclosed properties	(188)	(333)	(240)
Other assets	(16)	—	(50)

(1)
Amounts are included in other assets on the Corporation’s Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(2)	Losses represent charge-offs on real estate-secured loans.

Bank of America 2012 269

The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at December 31, 2012.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$9,932	Discounted cash flow, Market comparables	Yield	3% to 5%	3%
Loans held-for-sale	748		Prepayment speed	3% to 30%	15%
Loans and leases	9,184		Default rate	0% to 55%	7%
			Loss severity	6% to 66%	48%
			OREO discount	0% to 28%	15%
			Cost to sell	8%	n/a
Instruments backed by commercial real estate assets	$388	Discounted cash flow	Yield	4% to 13%	6%
Loans held-for-sale	388		Loss severity	24% to 88%	53%
n/a = not applicable

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
NOTE 22 Fair Value Option
Loans and Loan Commitments
The Corporation elects to account for certain consumer and commercial loans and loan commitments that exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income (loss). Electing the fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the credit derivatives at fair value. Of the changes in fair value for these loans, $1.2 billion was attributable to changes in borrower-specific credit risk.

Loans Held-for-sale
The Corporation elects to account for residential mortgage LHFS, commercial mortgage LHFS and other LHFS under the fair value option with interest income on these LHFS recorded in other interest income. These loans are actively managed and monitored and, as appropriate, certain market risks of the loans may be mitigated through the use of derivatives. The Corporation has elected not to designate the derivatives as qualifying accounting hedges and therefore they are carried at fair value with changes in fair value recorded in other income (loss). The changes in fair value of the loans are largely offset by changes in the fair value of the derivatives. Of the changes in fair value for these loans, $425 million was attributable to changes in borrower-specific credit risk. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The Corporation has not elected to account for other LHFS under the fair value option primarily because these loans are floating-rate loans that are not hedged using derivative instruments.
Loans Reported as Trading Account Assets
The Corporation elects to account for certain loans that are held for the purpose of trading and risk-managed on a fair value basis under the fair value option. An immaterial portion of the changes in fair value for these loans was attributable to changes in borrower-specific credit risk.
Other Assets
The Corporation elects to account for certain private equity investments that are not in an investment company under the fair value option as this measurement basis is consistent with applicable accounting guidance for similar investments that are in an investment company. The Corporation also elects to account for certain long-term fixed-rate margin loans that are hedged with derivatives under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the derivatives at fair value.

270 Bank of America 2012

Securities Financing Agreements
The Corporation elects to account for certain securities financing agreements, including resale and repurchase agreements, under the fair value option based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities are not accounted for under the fair value option as these contracts are generally short-dated and therefore the interest rate risk is not significant.
Long-term Deposits
The Corporation elects to account for certain long-term fixed-rate and rate-linked deposits that are hedged with derivatives and do not qualify for hedge accounting under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the derivatives at fair value. The Corporation did not elect to carry other long-term deposits at fair value because they were not hedged using derivatives.

Other Short-term Borrowings
The Corporation elects to account for certain other short-term borrowings under the fair value option because this debt is risk-managed on a fair value basis.
Long-term Debt
The Corporation elects to account for certain long-term debt, primarily structured liabilities, under the fair value option. This long-term debt is either risk-managed on a fair value basis or the related hedges do not qualify for hedge accounting.
Asset-backed Secured Financings
The Corporation elects to account for certain asset-backed secured financings, which are classified in other short-term borrowings, under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.
The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2012 and 2011.

Fair Value Option Elections

	December 31
	2012			2011
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets	$1,663	$2,879	$(1,216)	$1,151	$2,371	$(1,220)
Trading inventory - other	2,170	n/a	n/a	1,173	n/a	n/a
Consumer and commercial loans	9,002	9,576	(574)	8,804	10,823	(2,019)
Loans held-for-sale	11,659	12,676	(1,017)	7,630	9,673	(2,043)
Securities financing agreements	141,309	140,791	518	121,688	121,092	596
Other assets	453	270	183	251	n/a	n/a
Long-term deposits	2,262	2,046	216	3,297	3,035	262
Asset-backed secured financings	741	1,176	(435)	650	1,271	(621)
Unfunded loan commitments	528	n/a	n/a	1,249	n/a	n/a
Other short-term borrowings	3,333	3,333	—	5,908	5,909	(1)
Long-term debt (1)	49,161	50,792	(1,631)	46,239	55,854	(9,615)

(1)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at December 31, 2012 and 2011 relates to the impact of the Corporation’s credit spreads as well as the fair value of the embedded derivative, where applicable.

n/a = not applicable

Bank of America 2012 271

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Corporation’s Consolidated Statement of Income for 2012, 2011 and 2010.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	2012
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$232	$—	$—	$232
Consumer and commercial loans	17	—	542	559
Loans held-for-sale	75	2,116	190	2,381
Securities financing agreements	(90)	—	—	(90)
Other assets	—	—	12	12
Long-term deposits	—	—	29	29
Asset-backed secured financings	—	(180)	—	(180)
Unfunded loan commitments	—	—	704	704
Other short-term borrowings	1	—	—	1
Long-term debt (1)	(1,888)	—	(5,107)	(6,995)
Total	$(1,653)	$1,936	$(3,630)	$(3,347)

	2011
Loans reported as trading account assets	$73	$—	$—	$73
Consumer and commercial loans	15	—	(275)	(260)
Loans held-for-sale	(20)	4,137	148	4,265
Securities financing agreements	127	—	—	127
Other assets	—	—	196	196
Long-term deposits	—	—	(77)	(77)
Asset-backed secured financings	—	(30)	—	(30)
Unfunded loan commitments	—	—	(429)	(429)
Other short-term borrowings	261	—	—	261
Long-term debt (1)	2,149	—	3,320	5,469
Total	$2,605	$4,107	$2,883	$9,595

	2010
Loans reported as trading account assets	$157	$—	$—	$157
Commercial loans	2	—	82	84
Loans held-for-sale	—	9,091	493	9,584
Securities financing agreements	52	—	—	52
Other assets	—	—	107	107
Long-term deposits	—	—	(48)	(48)
Asset-backed secured financings	—	(95)	—	(95)
Unfunded loan commitments	—	—	23	23
Other short-term borrowings	(192)	—	—	(192)
Long-term debt (1)	(621)	—	18	(603)
Total	$(602)	$8,996	$675	$9,069

(1)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation’s credit spread.

NOTE 23 Fair Value of Financial Instruments
The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 21 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at December 31, 2012 and 2011 was carried at fair value on the Corporation’s Consolidated Balance Sheet.
Short-term Financial Instruments
The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed and other short-term investments, federal funds sold and purchased, resale and certain repurchase agreements, customer and other receivables, customer payables (within accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet), and other short-term borrowings approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation elected to account for certain repurchase agreements under the fair value option.
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

272 Bank of America 2012

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
Mortgage Servicing Rights
Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, are classified as Level 3. For additional information on MSRs, see Note 24 – Mortgage Servicing Rights.
Deposits
The fair value for certain deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of non-U.S. time deposits approximates fair value. For deposits with no stated maturities, the carrying value was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits that are hedged with derivatives on a risk management basis under the fair value option.
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

Fair Value of Financial Instruments

	December 31, 2012
		Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$859,875	$105,119	$772,761	$877,880
Loans held-for-sale	19,413	15,087	4,321	19,408
Financial liabilities
Deposits	1,105,261	1,105,669	—	1,105,669
Long-term debt	275,585	281,173	2,301	283,474
The carrying values and fair values of certain financial instruments where only a portion of the ending balance was carried at fair value are presented in the table below.

Fair Value of Financial Instruments

	December 31, 2011
(Dollars in millions)	Carrying Value	Fair Value
Financial assets
Loans	$870,520	$849,685
Financial liabilities
Deposits	1,033,041	1,033,248
Long-term debt	372,265	343,211
Commercial Unfunded Lending Commitments
Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.
The carrying values and fair values of the Corporation’s commercial unfunded lending commitments were $1.0 billion and $4.5 billion at December 31, 2012, and $2.0 billion and $7.1 billion at December 31, 2011. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet.
The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For additional information on commitments, see Note 13 – Commitments and Contingencies.

Bank of America 2012 273

NOTE 24 Mortgage Servicing Rights
The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Corporation’s Consolidated Statement of Income in mortgage banking income (loss). The Corporation manages the risk in these MSRs with securities including MBS and U.S. Treasuries, as well as certain derivatives such as options and interest rate swaps, which are not designated as accounting hedges. The securities used to manage the risk in the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income (loss).
The table below presents activity for residential first-lien MSRs for 2012 and 2011. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $135 million and $132 million at December 31, 2012 and 2011, and are not included in the tables in this Note.

Rollforward of Mortgage Servicing Rights

(Dollars in millions)	2012	2011
Balance, January 1	$7,378	$14,900
Additions	374	1,656
Sales	(122)	(896)
Impact of customer payments (1)	(1,484)	(2,621)
Impact of changes in interest rates and other market factors (2)	(867)	(4,890)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to (increases) decreases in costs to service loans (4)	443	(2,306)
Impact of changes in the Home Price Index	(112)	428
Impact of changes to the prepayment model	435	1,818
Other model changes	(329)	(711)
Balance, December 31	$5,716	$7,378
Mortgage loans serviced for investors (in billions)	$1,045	$1,379

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)	These amounts reflect periodic adjustments to the valuation model as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
As part of the MSR fair value estimation process, the Corporation increased its estimated cost to service during 2011 due to higher costs expected from foreclosure delays and procedures, the implementation of various loan modification programs, and compliance with new banking regulations. During 2012, the Corporation has continued to refine its estimates of cost to service and ancillary income to be consistent with market participants’ view which resulted in a decrease to the estimated cost to service.

The Corporation primarily uses an OAS valuation approach which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. In late 2012, the Corporation solicited and received multiple proposals from independent third parties for the purchase of a portion of the

MSRs. The Corporation used the prices in the proposals, as adjusted to exclude the portion of the pricing that was not specific to the MSRs, as a third-party pricing source in the valuation of the MSRs. Use of this pricing source had the effect of increasing the fair value of the MSRs by $342 million, which is included in Other model changes in the table above, to bring the fair value of the MSRs to an amount consistent with the third-party price discovery.
The significant economic assumptions used in determining the fair value of MSRs at December 31, 2012 and 2011 are presented below.

Significant Economic Assumptions

	December 31
	2012		2011
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.00%	6.63%	2.80%	5.61%
Weighted-average life, in years	3.65	2.10	3.78	2.10
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

Sensitivity Impacts

	December 31, 2012
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.31	years	0.20	years	$510
Impact of 20% decrease	0.67		0.43		1,094
Impact of 10% increase	(0.27)		(0.17)		(450)
Impact of 20% increase	(0.51)		(0.32)		(849)
OAS level
Impact of 100 bps decrease					$256
Impact of 200 bps decrease					535
Impact of 100 bps increase					(237)
Impact of 200 bps increase					(455)

274 Bank of America 2012

NOTE 25 Merger and Restructuring Activity
Merger and restructuring charges are recorded in the Corporation’s Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and its most recent acquisitions. These charges represent costs associated with these activities and do not represent ongoing costs of the fully integrated combined organization. The table below presents the components of merger and restructuring charges.

Merger and Restructuring Charges

(Dollars in millions)	2011	2010
Severance and employee-related charges	$226	$455
Systems integrations and related charges	285	1,137
Other	127	228
Total merger and restructuring charges	$638	$1,820
There were no merger and restructuring charges in 2012. For 2011, all merger-related charges related to the Merrill Lynch acquisition. For 2010, merger-related charges include $1.6 billion related to the Merrill Lynch acquisition and $202 million related to earlier acquisitions.
The table below presents the changes in restructuring reserves for 2012 and 2011. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the table. Substantially all of the amounts in the table relate to the Merrill Lynch acquisition.

Restructuring Reserves

(Dollars in millions)	2012	2011
Balance, January 1	$234	$336
Exit costs and restructuring charges	—	217
Cash payments and other	(234)	(319)
Balance, December 31	$—	$234
Amounts added to the restructuring reserves in 2011 related to severance and other employee-related costs.
NOTE 26 Business Segment Information
The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other.
Consumer & Business Banking
CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards in the U.S. to consumers and small businesses. Customers and clients have access to a franchise that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 5,500 banking centers, 16,300 ATMs, nationwide call centers, and online and mobile platforms. CBB also offers a wide range of lending-

related products and services, integrated working capital management and treasury solutions through a network of offices and client relationship teams along with various product partners to U.S.-based companies generally with annual sales of $1 million to $50 million. CBB results are impacted by the migration of clients and their deposit and loan balances between CBB and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.
Consumer Real Estate Services
CRES provides an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, HELOC and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while generally retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.
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
Global Banking
Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through the Corporation’s network of offices and client relationship teams along with various product partners. Global Banking’s lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and direct/indirect consumer loans. Global Banking’s treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also works with clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by, and involvement of each segment. Global Banking clients include middle-market companies, commercial real estate firms, auto dealerships, not-for-profit companies, federal and state governments, municipalities, large global corporations, financial institutions and leasing clients.

Bank of America 2012 275

Global Markets
Global Markets offers sales and trading services, including research, to institutional clients across fixed income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of market-making activities in these products, Global Markets may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS, commodities and ABS. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment.
Global Wealth & Investment Management
GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to the ultra-wealthy. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management, and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients. GWIM results are impacted by the migration of clients and their deposit and loan balances between GWIM and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated. In 2012, the Corporation entered into an agreement to sell the GWIM IWM businesses based outside of the U.S. and sold its Japanese brokerage joint venture. As a result of these actions, the IWM businesses and the Japanese brokerage joint venture results were moved to All Other and prior periods have been reclassified.
All Other
All Other consists of ALM activities, equity investments, liquidating businesses and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, and the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, All Other includes certain residential mortgage and discontinued real estate loans that are managed by CRES. In 2012, the IWM businesses and the Japanese brokerage joint venture results were moved to All Other from GWIM and prior periods have been reclassified.
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

276 Bank of America 2012

The following tables present total revenue, net of interest expense, on a FTE basis, and net income (loss) for 2012, 2011 and 2010, and total assets at December 31, 2012 and 2011 for each business segment, as well as All Other.

Business Segments

At and for the Year Ended December 31	Total Corporation (1)			Consumer & Business Banking			Consumer Real Estate Services
(Dollars in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net interest income (FTE basis)	$41,557	$45,588	$52,693	$19,125	$21,378	$24,299	$2,959	$3,207	$4,662
Noninterest income (loss)	42,678	48,838	58,697	9,898	11,502	13,888	5,800	(6,361)	5,667
Total revenue, net of interest expense (FTE basis)	84,235	94,426	111,390	29,023	32,880	38,187	8,759	(3,154)	10,329
Provision for credit losses	8,169	13,410	28,435	3,941	3,490	11,647	1,442	4,524	8,490
Amortization of intangibles	1,264	1,509	1,731	626	759	870	—	11	38
Goodwill impairment	—	3,184	12,400	—	—	10,400	—	2,603	2,000
Other noninterest expense	70,829	75,581	68,977	16,167	16,960	17,316	17,306	19,177	12,762
Income (loss) before income taxes	3,973	742	(153)	8,289	11,671	(2,046)	(9,989)	(29,469)	(12,961)
Income tax expense (benefit) (FTE basis)	(215)	(704)	2,085	2,968	4,224	3,089	(3,482)	(10,004)	(4,068)
Net income (loss)	$4,188	$1,446	$(2,238)	$5,321	$7,447	$(5,135)	$(6,507)	$(19,465)	$(8,893)
Year-end total assets	$2,209,974	$2,129,046		$554,878	$521,097		$132,388	$163,712

				Global Banking			Global Markets
				2012	2011	2010	2012	2011	2010
Net interest income (FTE basis)				$9,225	$9,490	$10,062	$3,310	$3,682	$4,332
Noninterest income				7,982	7,822	7,682	10,209	11,116	14,799
Total revenue, net of interest expense (FTE basis)				17,207	17,312	17,744	13,519	14,798	19,131
Provision for credit losses				(103)	(1,118)	1,298	3	(56)	30
Amortization of intangibles				79	102	121	64	66	66
Other noninterest expense				8,229	8,782	8,548	10,775	12,178	11,708
Income before income taxes				9,002	9,546	7,777	2,677	2,610	7,327
Income tax expense (FTE basis)				3,277	3,500	2,887	1,623	1,622	3,076
Net income				$5,725	$6,046	$4,890	$1,054	$988	$4,251
Year-end total assets				$362,797	$348,773		$615,297	$501,867

				Global Wealth & Investment Management			All Other
				2012	2011	2010	2012	2011	2010
Net interest income (FTE basis)				$5,827	$5,885	$5,547	$1,111	$1,946	$3,791
Noninterest income (loss)				10,690	10,610	9,836	(1,901)	14,149	6,825
Total revenue, net of interest expense (FTE basis)				16,517	16,495	15,383	(790)	16,095	10,616
Provision for credit losses				266	398	646	2,620	6,172	6,324
Amortization of intangibles				414	438	458	81	133	178
Goodwill impairment				—	—	—	—	581	—
Other noninterest expense				12,341	12,945	11,861	6,011	5,539	6,782
Income (loss) before income taxes				3,496	2,714	2,418	(9,502)	3,670	(2,668)
Income tax expense (benefit) (FTE basis)				1,273	996	1,076	(5,874)	(1,042)	(3,975)
Net income (loss)				$2,223	$1,718	$1,342	$(3,628)	$4,712	$1,307
Year-end total assets				$297,330	$273,106		$247,284	$320,491

(1)	There were no material intersegment revenues.

Bank of America 2012 277

The following tables present a reconciliation of the five business segments’ total revenue, net of interest expense, on a FTE basis, and net income (loss) to the Corporation’s Consolidated Statement of Income, and total assets to the Corporation’s Consolidated Balance Sheet. The adjustments presented in the following tables include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations

(Dollars in millions)	2012	2011	2010
Segments’ total revenue, net of interest expense (FTE basis)	$85,025	$78,331	$100,774
Adjustments:
ALM activities (1)	(2,412)	7,576	1,872
Equity investment income	1,135	7,105	4,629
Liquidating businesses	2,279	3,526	6,005
FTE basis adjustment	(901)	(972)	(1,170)
Other	(1,792)	(2,112)	(1,890)
Consolidated revenue, net of interest expense	$83,334	$93,454	$110,220
Segments’ net income (loss)	$7,816	$(3,266)	$(3,545)
Adjustments, net of taxes:
ALM activities	(4,088)	513	(2,480)
Equity investment income	715	4,476	2,916
Liquidating businesses	226	(263)	635
Merger and restructuring charges	—	(402)	(1,146)
Other	(481)	388	1,382
Consolidated net income (loss)	$4,188	$1,446	$(2,238)

		December 31
		2012	2011
Segments’ total assets		$1,962,690	$1,808,555
Adjustments:
ALM activities, including securities portfolio		622,722	611,793
Equity investments		5,508	7,098
Liquidating businesses		32,597	37,570
Elimination of segment excess asset allocations to match liabilities		(554,426)	(492,251)
Other		140,883	156,281
Consolidated total assets		$2,209,974	$2,129,046

(1)
Includes negative fair value adjustments on structured liabilities of $5.1 billion in 2012 and positive fair value adjustments on structured liabilities of $3.3 billion and $18 million in 2011 and 2010.

278 Bank of America 2012

NOTE 27 Parent Company Information
The following tables present the Parent Company-only financial information.

Condensed Statement of Income

(Dollars in millions)	2012	2011	2010
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$16,213	$10,277	$7,263
Nonbank companies and related subsidiaries	542	553	226
Interest from subsidiaries	627	869	999
Other income (loss) (1)	(304)	10,603	2,781
Total income	17,078	22,302	11,269
Expense
Interest on borrowed funds	5,376	6,234	4,484
Noninterest expense (2)	11,643	11,861	8,030
Total expense	17,019	18,095	12,514
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	59	4,207	(1,245)
Income tax benefit	(5,883)	(2,783)	(3,709)
Income before equity in undistributed earnings of subsidiaries	5,942	6,990	2,464
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	1,072	6,650	7,647
Nonbank companies and related subsidiaries	(2,826)	(12,194)	(12,349)
Total equity in undistributed losses of subsidiaries	(1,754)	(5,544)	(4,702)
Net income (loss)	$4,188	$1,446	$(2,238)
Net income (loss) applicable to common shareholders	$2,760	$85	$(3,595)

(1)	Includes $6.5 billion of gains related to the sale of the Corporation’s investment in CCB in 2011.

(2)
Includes, in aggregate, $4.1 billion, $6.9 billion and $3.5 billion in 2012, 2011 and 2010 of representations and warranties provision, which is presented as a component of mortgage banking income on the Corporation’s Consolidated Statement of Income, litigation expense and in 2012 an expense related to an agreement with the Federal Reserve and the OCC to cease the Independent Foreclosure Review and replace it with an accelerated remediation process. The Parent Company-only financial information is presented in accordance with bank regulatory reporting requirements.

Condensed Balance Sheet

	December 31
(Dollars in millions)	2012	2011
Assets
Cash held at bank subsidiaries	$101,831	$124,991
Securities	1,959	515
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	33,481	48,679
Nonbank companies and related subsidiaries	3,861	7,385
Investments in subsidiaries:
Bank holding companies and related subsidiaries	185,803	191,278
Nonbank companies and related subsidiaries	65,300	53,213
Other assets	15,208	11,720
Total assets	$407,443	$437,781
Liabilities and shareholders’ equity
Commercial paper and other short-term borrowings	$100	$401
Accrued expenses and other liabilities	34,364	22,419
Payables to subsidiaries:
Bank holding companies and related subsidiaries	1,396	2,925
Nonbank companies and related subsidiaries	688	515
Long-term debt	133,939	181,420
Shareholders’ equity	236,956	230,101
Total liabilities and shareholders’ equity	$407,443	$437,781

Bank of America 2012 279

Condensed Statement of Cash Flows

(Dollars in millions)	2012	2011	2010
Operating activities
Net income (loss)	$4,188	$1,446	$(2,238)
Reconciliation of net income (loss) to net cash provided by operating activities:
Equity in undistributed losses of subsidiaries	1,754	5,544	4,702
Other operating activities, net	(3,432)	6,716	(996)
Net cash provided by operating activities	2,510	13,706	1,468
Investing activities
Net sales of securities	13	8,444	5,972
Net payments from subsidiaries	12,973	5,780	3,531
Other investing activities, net	445	(8)	2,592
Net cash provided by investing activities	13,431	14,216	12,095
Financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	(616)	(13,172)	8,052
Proceeds from issuance of long-term debt	17,176	16,047	29,275
Retirement of long-term debt	(63,851)	(21,742)	(27,176)
Proceeds from issuance of preferred stock and warrants	667	5,000	—
Cash dividends paid	(1,909)	(1,738)	(1,762)
Other financing activities, net	9,432	(4,450)	3,280
Net cash provided by (used in) financing activities	(39,101)	(20,055)	11,669
Net increase (decrease) in cash held at bank subsidiaries	(23,160)	7,867	25,232
Cash held at bank subsidiaries at January 1	124,991	117,124	91,892
Cash held at bank subsidiaries at December 31	$101,831	$124,991	$117,124

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

		December 31	Year Ended December 31
(Dollars in millions)	Year	Total Assets (1)	Total Revenue, Net of Interest Expense (2)	Income (Loss) Before Income Taxes	Net Income (Loss)
U.S. (3)	2012	$1,902,946	$72,175	$1,867	$4,116
	2011	1,856,654	73,613	(9,261)	(3,471)
	2010		95,115	(5,676)	(4,727)
Asia (4)	2012	102,492	3,478	353	282
	2011	95,776	10,890	7,598	4,787
	2010		4,187	1,372	864
Europe, Middle East and Africa	2012	171,209	6,011	323	(543)
	2011	151,956	7,320	1,009	(137)
	2010		8,490	1,549	723
Latin America and the Caribbean	2012	33,327	1,670	529	333
	2011	24,660	1,631	424	267
	2010		2,428	1,432	902
Total Non-U.S.	2012	307,028	11,159	1,205	72
	2011	272,392	19,841	9,031	4,917
	2010		15,105	4,353	2,489
Total Consolidated	2012	$2,209,974	$83,334	$3,072	$4,188
	2011	2,129,046	93,454	(230)	1,446
	2010		110,220	(1,323)	(2,238)

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)
Includes the Corporation’s Canadian operations, which had total assets of $8.3 billion and $8.1 billion at December 31, 2012 and 2011; total revenue, net of interest expense of $317 million, $1.3 billion and $1.3 billion; income before income taxes of $202 million, $621 million and $458 million; and net income of $141 million, $528 million and $328 million for 2012, 2011 and 2010, respectively.

(4)	Amounts include pre-tax gains of $6.5 billion ($4.1 billion net-of-tax) on the sale of common shares of the Corporation’s investment in CCB during 2011.

280 Bank of America 2012

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

Bank of America 2012 281

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Bank of America Corporation:
We have examined, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, Bank of America Corporation’s (the “Corporation”) assertion, included under Item 9A, that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012 (“Management’s Assertion”). Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Corporation’s management is responsible for maintaining effective disclosure controls and procedures and for Management’s Assertion of the effectiveness of its disclosure controls and procedures. Our responsibility is to express an opinion on Management’s Assertion based on our examination.
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
In our opinion, Management’s Assertion that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Charlotte, North Carolina
February 28, 2013

282 Bank of America 2012

Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 154 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 155 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

Bank of America 2012 283

Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of The Registrant
The name, age, position and office, and business experience during the last five years of our current executive officers are:
David C. Darnell (60) Co-chief Operating Officer since September 2011; and President, Global Commercial Banking from July 2005 to September 2011. Mr. Darnell joined the Corporation in 1979 and served in a number of senior leadership roles prior to July 2005.
Terrence P. Laughlin (58) Chief Risk Officer since August 2011; Legacy Asset Servicing Executive from February 2011 to August 2011; Credit Loss Mitigation Strategies & Secondary Markets Executive from August 2010 to February 2011; Chief Executive Officer and President of OneWest Bank, FSB from March 2009 to July 2010; and Chairman of Merrill Lynch Bank & Trust Co., FSB, and Managing Director of Merrill Lynch & Co., Inc. from February 2005 to May 2008.
Gary G. Lynch (62) Global General Counsel and Head of Compliance and Regulatory Relations since September 2012; Global Chief of Legal, Compliance and Regulatory Relations from July 2011 to September 2012; Vice Chairman of Morgan Stanley from May 2009 to July 2011; and Chief Legal Officer of Morgan Stanley from October 2005 to September 2010.
Thomas K. Montag (56) Co-chief Operating Officer since September 2011; President, Global Banking and Markets from August 2009 to September 2011; President, Global Markets from January 2009 to August 2009; Executive Vice President and Head of Global Sales and Trading of Merrill Lynch & Co., Inc. from August 2008 to December 2008; Co-head, Global Securities of The Goldman Sachs Group, Inc. from 2006 to 2008; Member, Management Committee of The Goldman Sachs Group, Inc. from 2002 to 2008; and Member, Fixed Income, Currency and Commodities & Equities Executive Committee of The Goldman Sachs Group, Inc. from 2000 to 2008.

Brian T. Moynihan (53) President and Chief Executive Officer and member of the Board of Directors since January 2010; President, Consumer and Small Business Banking from August 2009 to December 2009; President, Global Banking and Wealth Management from January 2009 to August 2009; General Counsel from December 2008 to January 2009; and President, Global Corporate and Investment Banking from October 2007 to December 2008.
Bruce R. Thompson (48) Chief Financial Officer since June 2011; Chief Risk Officer from January 2010 to June 2011; Head of Global Capital Markets from July 2008 to January 2010; and Co-head of Capital Markets from October 2007 to July 2008.

Information included under the following captions in the Corporation’s proxy statement relating to its 2013 annual meeting of stockholders, scheduled to be held on May 8, 2013 (the 2013 Proxy Statement), is incorporated herein by reference:

•	“Proposal 1: Election of Directors – The Nominees”;

•	“Section 16(a) Beneficial Ownership Reporting Compliance”; and

•	“Corporate Governance – Additional Corporate Governance Information Available.”
Item 11. Executive Compensation

Information included under the following captions in the 2013 Proxy Statement is incorporated herein by reference:

•	“Proposal 2: An Advisory (Non-Binding) vote to Approve Executive Compensation – Compensation Discussion and Analysis”;

•	“– Executive Compensation”;

•	“– Compensation and Benefits Committee Report”; and

•	“Corporate Governance – Non-Management Director Compensation.”

284 Bank of America 2012

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2013 Proxy Statement is incorporated herein by reference:

•	“Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners.”
The table below presents information on equity compensation plans at December 31, 2012:

Plan Category (1, 2)	Number of Shares to be Issued Under Outstanding Options and Rights (3)	Weighted-Average Exercise Price of Outstanding Options (4)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by the Corporation’s shareholders	261,245,118	$44.18	273,528,943	(5)
Plans not approved by the Corporation’s shareholders (6)	21,885,428	54.82	115,311,552
Total	283,130,546	$45.38	388,840,495

(1)
This table does not include outstanding options to purchase 1,978,440 shares of the Corporation’s common stock that were assumed by the Corporation in connection with prior acquisitions, under whose plans the options were originally granted. The weighted-average option price of these assumed options was $108.19 at December 31, 2012. Also, at December 31, 2012 there were 148,272 vested deferred restricted stock units associated with these plans. No additional awards were granted under these plans following the respective dates of acquisition.

(2)
This table does not include outstanding options to purchase 6,047,487 shares of the Corporation’s common stock that were assumed by the Corporation in connection with the Merrill Lynch acquisition, which were originally issued under certain Merrill Lynch plans. The weighted-average option price of these assumed options was $46.20 at December 31, 2012. Also, at December 31, 2012 there were 11,146,796 outstanding restricted stock units and 1,373,950 vested deferred restricted stock units and stock option gain deferrals associated with such plans. These Merrill Lynch plans were frozen at the time of the acquisition and no additional awards may be granted under these plans. However, as previously approved by the Corporation’s shareholders, if any of the outstanding awards under these frozen plans subsequently are canceled, forfeited or settled in cash, the shares relating to such awards thereafter will be available for future awards issued under the Corporation’s Key Associate Stock Plan (KASP).

(3)
Includes 130,922,245 outstanding restricted stock units under plans approved by the Corporation’s shareholders and 5,310,605 outstanding restricted stock units under plans not approved by the Corporation’s shareholders.

(4)	Does not reflect restricted stock units included in the first column, which do not have an exercise price.

(5)
Includes 273,017,832 shares of common stock available for future issuance under the KASP (including 28,052,090 shares originally subject to awards outstanding under frozen Merrill Lynch plans at the time of the acquisition which subsequently have been canceled, forfeited or settled in cash and become available for issuance under the KASP, as described in footnote (2) above) and 511,111 shares of common stock which are available for future issuance under the Corporation’s Directors’ Stock Plan.

(6)
In connection with the Merrill Lynch acquisition, the Corporation assumed and has continued to issue awards in accordance with applicable NYSE listing standards under the Merrill Lynch Employee Stock Compensation Plan (ESCP). The ESCP was approved by Merrill Lynch’s shareholders prior to the acquisition, but has not been approved by the Corporation’s shareholders. The material features of the ESCP are described below under the heading “Description of Plans Not Approved by the Corporation’s Shareholders.”

Description of Plans Not Approved by the Corporation’s Shareholders
Merrill Lynch Employee Stock Compensation Plan (ESCP). The ESCP covers employees who were salaried key employees of Merrill Lynch or its subsidiaries immediately prior to the effective date of the Merrill Lynch acquisition, other than executive officers. Under the ESCP , the Corporation may award restricted shares, restricted units, incentive stock options, nonqualified stock options and stock appreciation rights. Awards of restricted shares and restricted units are subject to a vesting schedule specified in the grant documentation. Restricted shares and restricted units under the ESCP may generally be canceled prior to the vesting date in the event of (i) violation of covenants specified in the grant documentation (including, but not limited to, non-competition, non-solicitation, nondisparagement and confidentiality covenants) or (ii) termination of employment prior to the end of the vesting period (except in certain limited circumstances, such as death, disability and retirement). Options have an exercise price equal to the fair market value of the stock on the date of grant. Options granted under the ESCP expire not more than 10 years from the date of grant, and the applicable grant documentation specifies the extent to which options may be exercised during their respective terms, including in the event of an employee’s death, disability or termination of employment. Shares that are canceled, forfeited or settled in cash from an additional frozen Merrill Lynch plan also will become available for grant under the ESCP. The ESCP expired on February 24, 2013, after which date no additional awards may be granted thereunder.
For additional information on our equity compensation plans, see Note 19 – Stock-based Compensation Plans to the Consolidated Financial Statements which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2013 Proxy Statement is incorporated herein by reference:

•	“Corporate Governance – Review of Related Person and Certain Other Transactions”; and

•	“– Director Independence.”
Item 14. Principal Accounting Fees and Services
Information included under the following captions in the 2013 Proxy Statement is incorporated herein by reference:

•	“Proposal 3: Ratification of the Appointment of the Registered Independent Public Accounting Firm for 2013 – PwC’s 2012 and 2011 Fees”; and

•	“– Audit Committee Pre-Approval Policies and Procedures.”

Bank of America 2012 285

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheet at December 31, 2012 and 2011
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-4, including executive compensation plans and arrangements which are listed under Exhibit Nos. 10(a) through 10(aaa)).

With the exception of the information expressly incorporated herein by reference, the 2013 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

286 Bank of America 2012

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2013

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2013
Brian T. Moynihan

*/s/ Bruce R. Thompson	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
Bruce R. Thompson

*/s/ Neil A. Cotty	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
Neil A. Cotty

*/s/ Sharon L. Allen	Director	February 28, 2013
Sharon L. Allen

*/s/ Mukesh D. Ambani	Director	February 28, 2013
Mukesh D. Ambani

*/s/ Susan S. Bies	Director	February 28, 2013
Susan S. Bies

*/s/ Jack O. Bovender	Director	February 28, 2013
Jack O. Bovender

*/s/ Frank P. Bramble, Sr.	Director	February 28, 2013
Frank P. Bramble, Sr.

*/s/ Virgis W. Colbert	Director	February 28, 2013
Virgis W. Colbert

*/s/ Charles K. Gifford	Director	February 28, 2013
Charles K. Gifford

*/s/ Charles O. Holliday, Jr.	Director	February 28, 2013
Charles O. Holliday, Jr.

Bank of America 2012 287

	Signature	Title	Date

	*/s/ Linda P. Hudson	Director	February 28, 2013
Linda P. Hudson

	*/s/ Monica C. Lozano	Director	February 28, 2013
Monica C. Lozano

	*/s/ Thomas J. May	Director	February 28, 2013
Thomas J. May

	*/s/ Donald E. Powell	Director	February 28, 2013
Donald E. Powell

	*/s/ Charles O. Rossotti	Director	February 28, 2013
Charles O. Rossotti

	*/s/ Robert W. Scully	Director	February 28, 2013
Robert W. Scully

	*/s/ R. David Yost	Director	February 28, 2013
R. David Yost

*By	/s/ Lauren A. Mogensen
Lauren A. Mogensen Attorney-in-Fact

288 Bank of America 2012

Index to Exhibits

Exhibit No.	Description
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

(b)
Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company, incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form S-3 (Registration No. 333-07229).

(c)
Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(aaa) of registrant’s 2006 Annual Report on Form 10-K (File No. 1-6523) filed on February 28, 2007.

(d)	Form of Senior Registered Note, incorporated by reference to Exhibit 4.7 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006.
(e)	Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.13 of registrant’s Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012.
(f)
Form of Master Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.14 of registrant’s Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012.

Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request.

10(a)
Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2008 10-K; Amendment thereto dated December 18, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2009 Annual Report on Form 10-K (File No. 1-6523) filed on February 26, 2010 (the “2009 10-K”); Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K; and Amendment thereto dated June 29, 2012, filed herewith.*

(b)
NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of the 1992 10-K; Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K (File No. 1-6523) filed on March 29, 1996.*

(c)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2013, filed herewith.*
(d)
Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K; and Amendment thereto dated January 23, 2013, filed herewith.*

(e)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(g) of the 2006 10-K.*
(f)
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
• Form of Directors Stock Plan Restricted Stock Award Agreement for Non-Employee Chairman, incorporated by reference to Exhibit 10(b) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended September 30, 2009 filed on November 6, 2009;
• Form of Directors’ Stock Plan Restricted Stock Award Agreement for Non-U.S. Director incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2011 filed on May 5, 2011; and
• Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended June 30, 2011 filed on August 4, 2011.

Bank of America 2012 E-1

Exhibit No.	Description
(g)
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
• Form of Restricted Stock Units Award Agreement (February 2012 grant), incorporated by reference to Exhibit 10(i) of the 2011 10-K.*
• Form of Performance Contingent Restricted Stock Units Award Agreement (February 2012 grant), incorporated by reference to Exhibit 10(i) of the 2011 10-K.*
• Restricted Stock Units Award Agreement for Gary G. Lynch dated July 12, 2011, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended January 31, 2012 filed on May 3, 2012. *

(h)
Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K filed on March 1, 2004.*

(i)
FleetBoston Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999, Amendment Five thereto effective January 1, 2000, Amendment Six thereto effective October 10, 2001, Amendment Seven thereto effective February 19, 2002, Amendment Eight thereto effective October 15, 2002, Amendment Nine thereto effective January 1, 2003, Amendment Ten thereto effective October 21, 2003, and Amendment Eleven thereto effective December 31, 2004, incorporated by reference to Exhibit 10(r) of the 2004 10-K.*

(j)
FleetBoston Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective January 1, 2002, Amendment Four thereto effective October 15, 2002, Amendment Five thereto effective January 1, 2003, and Amendment Six thereto effective December 16, 2003, incorporated by reference to Exhibit 10(u) of the 2004 10-K.*

(k)
FleetBoston Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000, Amendment Two thereto effective January 1, 2002, Amendment Three thereto effective January 1, 2003, Amendment Four thereto effective January 1, 2003, and Amendment Five thereto effective December 31, 2004, incorporated by reference to Exhibit 10(v) of the 2004 10-K.*

(l)
Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(p) of the 2009 10-K; and Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K; and Amendment thereto dated June 29, 2012, filed herewith.*

(m)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2, incorporated by reference to Exhibit 10(x) of the 2004 10-K.
(n)	Trust Agreement for the FleetBoston Executive Supplemental Plan, incorporated by reference to Exhibit 10(y) of the 2004 10-K.*
(o)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(z) of the 2004 10-K.*
(p)
FleetBoston Directors Deferred Compensation and Stock Unit Plan, as amended by an amendment thereto effective as of July 1, 2000, a Second Amendment thereto effective as of January 1, 2003, a Third Amendment thereto dated April 14, 2003, and a Fourth Amendment thereto effective January 1, 2004, incorporated by reference to Exhibit 10(aa) of the 2004 10-K.*

(q)
BankBoston Corporation and its Subsidiaries Deferred Compensation Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto, an Instrument thereto (providing for the cessation of accruals effective December 31, 2000) and an Amendment thereto dated December 24, 2001, incorporated by reference to Exhibit 10(cc) of the 2004 10-K.*

(r)
BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment and a Fourth Amendment thereto, incorporated by reference to Exhibit 10(dd) of the 2004 10-K.*

(s)	Description of BankBoston Supplemental Life Insurance Plan, incorporated by reference to Exhibit 10(ee) of the 2004 10-K.*
(t)
BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment thereto (assumed by FleetBoston on October 1, 1999) and an Instrument thereto, incorporated by reference to Exhibit 10(ff) of the 2004 10-K.*

(u)	Description of BankBoston Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(gg) of the 2004 10-K.*
(v)	BankBoston Director Stock Award Plan, incorporated by reference to Exhibit 10(hh) of the 2004 10-K.*
(w)	BankBoston Directors Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(ii) of the 2004 10-K.*
(x)	BankBoston, N.A. Directors’ Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(jj) of the 2004 10-K.*
(y)	BankBoston 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001, incorporated by reference to Exhibit 10(kk) of the 2004 10-K.*
(z)	Description of BankBoston Director Retirement Benefits Exchange Program, incorporated by reference to Exhibit 10(ll) of the 2004 10-K.*
(aa)
Employment Agreement, dated as of March 14, 1999, between FleetBoston and Charles K. Gifford, as amended by an amendment thereto effective as of February 7, 2000, a Second Amendment thereto effective as of April 22, 2002, and a Third Amendment thereto effective as of October 1, 2002, incorporated by reference to Exhibit 10(mm) of the 2004 10-K.*

(bb)	Form of Change in Control Agreement entered into with Charles K. Gifford, incorporated by reference to Exhibit 10(nn) of the 2004 10-K.*

E-2 Bank of America 2012

Exhibit No.	Description
(cc)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment, incorporated by reference to Exhibit 10(oo) of the 2004 10-K.*
(dd)
Retirement Agreement dated January 26, 2005 between Bank of America Corporation and Charles K. Gifford, incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 26, 2005.*

(ee)
Merrill Lynch & Co., Inc. Employee Stock Compensation Plan, incorporated by reference to Exhibit 10(rr) of the 2008 10-K, and 2009 Restricted Stock Unit Award Agreement for Thomas K. Montag, incorporated by reference to Exhibit 10(qq) of the 2009 10-K.*

(ff)
Employment Agreement dated October 27, 2003 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10(d) of registrant’s Registration Statement on Form S-4 (Registration No. 333-110924) filed on December 4, 2003.*

(gg)
Cancellation Agreement dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on October 26, 2005.*

(hh)
Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on October 26, 2005.*

(ii)
Forms of Stock Unit Agreements for salary stock units awarded to certain executive officers in connection with registrant’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program, incorporated by reference to Exhibit 10(uu) of the 2009 10-K.*

(jj)	Bank of America Corporation Equity Incentive Plan amended and restated effective as of January 1, 2008, incorporated by reference to Exhibit 10(zz) of the 2009 10-K.*
(kk)
Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan amended as of January 1, 2009 and 2008 Restricted Units/Stock Option Grant Document for Thomas K. Montag, incorporated by reference to Exhibit 10(aaa) of the 2009 10-K.*

(ll)
Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage, incorporated by reference to Exhibit 10(bbb) of the 2009 10-K.*

(mm)
Form of Warrant to purchase common stock (expiring October 28, 2018), incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form 8-A (File No. 1-6523) filed on March 4, 2010.

(nn)
Form of Warrant to purchase common stock (expiring January 16, 2019), incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form 8-A (File No. 1-6523) filed on March 4, 2010.

(oo)	Retention Award Letter Agreement with Bruce R. Thompson dated January 26, 2009, incorporated by reference to Exhibit 10(ddd) of the 2010 10-K.*
(pp)
Offer letter between registrant and Charles H. Noski dated April 13, 2010, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on April 16, 2010.*

(qq)	Form of Cash-Settled Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 31, 2011.*
(rr)	Form of Cash-Settled Stock Unit Award Agreement (February 2011 grant), incorporated by reference to Exhibit 10(iii) of the 2010 10-K.*
(ss)	Aircraft Time Sharing Agreement (Multiple Aircraft) dated February 24, 2011 between Bank of America, N. A. and Brian T. Moynihan, incorporated by reference to Exhibit 10(jjj) of the 2010 10-K.*
(tt)	Form of Bank of America Corporation Long-Term Cash Award Agreement for non-executives (February 2009 EIP award), incorporated by reference to Exhibit 10(kkk) of the 2010 10-K.*
(uu)	Form of Bank of America Corporation Long-Term Cash Award Agreement for non-executives (February 2009 APP award), incorporated by reference to Exhibit 10(lll) of the 2010 10-K.*
(vv)
Bank of America Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan for Senior Management Employees effective as of January 1, 1989, reflecting the following amendments: Amendments thereto dated as of June 28, 1989, June 27, 1990, July 21, 1991, December 3, 1992, December 15, 1992, September 28, 1994, March 27, 1996, June 25, 1997, April 10, 1998, June 24, 1998, October 1, 1998, December 14, 1999, and March 28, 2001; and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(jjj) of the 2011 10-K.*

(ww)
Settlement Agreement dated as of June 28, 2011, among The Bank of New York Mellon, registrant, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, and Countrywide Home Loans, Inc., incorporated by reference to Exhibit 99.2 of registrant’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011.

(xx)
Institutional Investor Agreement dated as of June 28, 2011, among The Bank of New York Mellon, registrant, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, Countrywide Home Loans, Inc. and the other parties thereto, incorporated by reference to Exhibit 99.3 of registrant’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011.

(yy)
Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement), incorporated by reference to Exhibit 1.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on August 25, 2011.

(zz)
Long-Term Cash Award Agreement for Gary G. Lynch dated July 12, 2011, incorporated by reference to Exhibit 10(b) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended January 31, 2012 filed on May 3, 2012. *

(aaa)
Offer Letter between registrant and Gary G. Lynch dated April 14, 2011, incorporated by reference to Exhibit 10(c) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended January 31, 2012 filed on May 3, 2012. *

12	Ratio of Earnings to Fixed Charges, filed herewith.
Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.
21	List of Subsidiaries, filed herewith.
23(a)	Consent of PricewaterhouseCoopers LLP, filed herewith.
(b)	Consent of PricewaterhouseCoopers LLP, filed herewith.
24	Power of Attorney, filed herewith.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Bank of America 2012 E-3

Exhibit No.	Description
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99(a)
Resolution Agreement dated as of January 6, 2013 by and among Fannie Mae, Bank of America, National Association and Countrywide Home Loans, Inc., filed herewith. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. The schedules to this agreement were filed in paper on February 28, 2013, pursuant to a continuing hardship exemption.

(b)
Settlement Agreement dated as of December 31, 2010 by and between Federal Home Loan Mortgage Corporation, Bank of America, National Association, BAC Home Loans Servicing, L.P. and Countrywide Home Loans, Inc., filed herewith. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. Exhibits A-1, A-2 and C to this agreement were filed in paper on February 23, 2012, pursuant to a continuing hardship exemption.

(c)
Resolution Agreement with Respect to Certain Repurchase and Make-Whole Obligations and Claims dated as of December 31, 2010, by and among Fannie Mae, and Bank of America, N.A., BAC Home Loans Servicing LP and Countrywide Home Loans, Inc., incorporated by reference to Exhibit 99(a) of registrant’s 2011 Annual Report on Form 10-K (File No. 1-6523) filed on February 23, 2012.

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

E-4 Bank of America 2012