Form 10-Q
period 2013-06-30
BANK OF AMERICA CORP /DE/
filed 2013-08-01
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Yes     No ✓
On July 31, 2013, there were 10,743,127,450 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "expects," "anticipates," "believes," "estimates," "targets," "intends," "plans," "goal" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could." The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation's future results and revenues, and future business and economic conditions more generally, including statements concerning: expectations regarding European and certain Asian economies; the expectation that, if the pace of improvement in the economy continues, there will be reductions in the allowance for credit losses; expected levels of net charge-offs; expectations regarding the impact of interest rate increases on future net interest income, accumulated OCI and mortgage loan originations; expectations regarding the anticipated transfers of mortgage servicing rights; expectations regarding planned actions pursuant to the Corporation's capital plan; the expectation that borrower assistance programs will not result in any incremental credit provision and that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs; expectations of achieving cost savings as a result of Project New BAC of $8 billion per year on an annualized basis, or $2 billion per quarter, by mid-2015, with $1.5 billion in quarterly cost savings achieved by the fourth quarter of 2013; expectations regarding the impact of U.K. corporate income tax rate reductions on the Corporation's income tax expense and regulatory capital ratios; expectations that, in the fourth quarter of 2013, noninterest expense in Legacy Assets & Servicing (excluding litigation expense) will be below $2.0 billion and the number of 60 days or more past due residential mortgage loans in the Legacy and Non-Legacy Mortgage Serviced Portfolios will decline below 375,000; the expectation that unresolved repurchase claims related to private-label securitizations will continue to increase; the resolution of representation and warranties repurchase and other claims; the possibility of additional settlements in the future; the belief that there will likely be additional requests for loan files in the future leading to repurchase claims; the possibility that the Corporation may purchase common stock and outstanding debt securities depending on prevailing market conditions, liquidity and other factors; beliefs and expectations concerning the impact of the National Mortgage Settlement, including the impact of uniform servicing standards; predictions concerning the impact of possible foreclosure delays; the possibility that the Corporation will need to register additional entities as swap dealers and major swap participants; the possibility that the Corporation will be required to restructure certain businesses as a result of final derivatives regulations that impose additional operational and compliance costs; expectations regarding the planned merger of certain pension plans, including its effect on the Corporation's regulatory capital; expectations regarding capital requirements under proposed regulatory rulemaking, including the approved final Basel 3 rules, which have not yet been published in the Federal Register, and the possibility of capital distribution-related impacts of these requirements on the Corporation; expectations that the Corporation will meet proposed Basel 3 liquidity standards within the regulatory timelines; the expectation that, if the Corporation's analytical models for capital measurement under Basel 3 are not approved by the U.S. regulatory agencies, it would likely lead to an increase in the Corporation's risk-weighted assets, which in some cases could be significant; expectations regarding benefits to be obtained from the Corporation's centralized funding strategy; estimates concerning the Corporation's additional capital requirements as a global systemically important financial institution; beliefs that default-related servicing costs peaked in late 2012 and will continue to decline in 2013; expectations regarding preferred stock dividends; the Corporation's belief that it can quickly obtain cash for certain securities, even in stressed market conditions, through repurchase agreements or outright sales; the Corporation's belief that a portion of structured liability obligations will remain outstanding beyond the earliest put or redemption date; the Corporation's anticipation that debt levels will decline due to maturities through 2013; the estimation that lifetime losses on loans originated after 2008 will be significantly less than the losses experienced with respect to vintages prior to 2009; expectations regarding loans in the pay option portfolio; the possibility that the Corporation may add credit exposure within an industry, borrower or counterparty group by selling protection; effects of the ongoing debt crisis in certain European countries, including the expectation of continued market volatility, the expectation that the Corporation will continue to support client activities in the region and that exposures may vary over time as the Corporation monitors the situation and manages its risk profile; the expectation that net losses on derivative instruments that qualify as cash flow hedges will be reclassified into earnings during the next 12 months; the possibility that the Corporation may hedge debt securities with risk management derivatives; the expectation that the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months; expectations regarding the Corporation's contributions to pension plans; and other matters relating to the Corporation and the securities that it may offer from time to time or steps it may take to manage the risk of these securities. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K, and in any of the Corporation's subsequent Securities and Exchange Commission filings: the Corporation's ability to resolve representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more of the government-sponsored enterprises, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; the possible impact of a future FASB standard on accounting for credit losses; uncertainties about the financial stability of several countries in the EU, the risk that those countries may default on their sovereign debt or exit the EU and related stresses on financial markets, the Euro and the EU and the Corporation's exposures to such risks, including direct, indirect and operational; the possibility of future inquiries or investigations regarding pending or completed foreclosure activities; the negative impact of the Financial Reform Act on the Corporation's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation's actions to mitigate such impacts; the potential impact on debit card interchange fee revenue in connection with the U.S. District Court for the District of Columbia's ruling on July 31, 2013 regarding the Federal Reserve's rules implementing the Financial Reform Act's Durbin Amendment; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation's competitive practices; the impact of continued refund payments to customers and potential regulatory enforcement action relating to optional identity theft protection services; the impact of potential regulatory enforcement action relating to certain optional credit card debt cancellation products; unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings; the Corporation's ability to fully realize the cost savings and other anticipated benefits from Project New BAC, including in accordance with currently anticipated timeframes; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; and other similar matters.

Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Notes to the Consolidated Financial Statements referred to in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated by reference into the MD&A. Certain prior-period amounts have been reclassified to conform to current period presentation. Throughout the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. We operate our banking activities primarily under two national bank charters: Bank of America, National Association (Bank of America, N.A. or BANA) and FIA Card Services, National Association (FIA Card Services, N.A. or FIA). At June 30, 2013, the Corporation had approximately $2.1 trillion in assets and approximately 257,000 full-time equivalent employees.

As of June 30, 2013, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and we serve approximately 51 million consumer and small business relationships with approximately 5,300 banking centers, 16,350 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to more than three million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Table 1 provides selected consolidated financial data for the three and six months ended June 30, 2013 and 2012, and at June 30, 2013 and December 31, 2012.

Table 1
Selected Financial Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2013	2012	2013	2012
Income statement
Revenue, net of interest expense (FTE basis) (1)	$22,949	$22,202	$46,357	$44,687
Net income	4,012	2,463	5,495	3,116
Diluted earnings per common share	0.32	0.19	0.42	0.22
Dividends paid per common share	0.01	0.01	0.02	0.02
Performance ratios
Return on average assets	0.74%	0.45%	0.50%	0.29%
Return on average tangible shareholders' equity (1)	9.98	6.16	6.84	3.94
Efficiency ratio (FTE basis) (1)	69.80	76.79	76.62	80.98
Asset quality
Allowance for loan and lease losses at period end			$21,235	$30,288
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (2)			2.33%	3.43%
Nonperforming loans, leases and foreclosed properties at period end (2)			$21,280	$25,377
Net charge-offs (3)	$2,111	$3,626	4,628	7,682
Annualized net charge-offs as a percentage of average loans and leases outstanding (2, 3)	0.94%	1.64%	1.04%	1.72%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (2)	0.97	1.69	1.07	1.78
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (2, 4)	1.07	1.64	1.29	1.72
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (3)	2.51	2.08	2.28	1.96
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	2.04	1.46	1.85	1.38
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs (4)	2.18	2.08	1.82	1.96

			June 30 2013	December 31 2012
Balance sheet
Total loans and leases			$921,570	$907,819
Total assets			2,123,320	2,209,974
Total deposits			1,080,783	1,105,261
Total common shareholders' equity			216,791	218,188
Total shareholders' equity			231,032	236,956
Capital ratios (5)
Tier 1 common capital			10.83%	11.06%
Tier 1 capital			12.16	12.89
Total capital			15.27	16.31
Tier 1 leverage			7.49	7.37

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 18.

(2)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 41, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 110 and corresponding Table 50.

(3)
Net charge-offs exclude $313 million and $1.2 billion of write-offs in the purchased credit-impaired loan portfolio for the three and six months ended June 30, 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(4)	There were no write-offs of purchased credit-impaired loans in the three and six months ended June 30, 2012.

(5)	Presents capital ratios in accordance with the Basel 1 – 2013 Rules, which includes the Market Risk Final Rule at June 30, 2013. Basel 1 did not include the Basel 1 – 2013 Rules at December 31, 2012.

Second Quarter 2013 Economic and Business Environment

In the U.S., economic growth continued but at a restrained pace in the second quarter of 2013 as the housing sector continued to show signs of further improvement, coupled with modest growth in consumer and business spending. However, the economy was adversely affected by the continued impact of lower federal government expenditures. Employment gains were moderate during the quarter, with little change in the unemployment rate. Measures of core inflation also fell during the second quarter of 2013, with core personal consumption deflator ending the quarter near one percent on an annual basis, well below the longer-term inflation target of two percent set by the Board of Governors of the Federal Reserve System (Federal Reserve).

The Federal Reserve continued its $40 billion in monthly purchases of agency mortgage-backed securities (MBS) and $45 billion in monthly purchases of long-term U.S. Treasury securities and maintained its forward guidance on interest rates expressed in terms of economic thresholds, which began in December 2012. Sequestration became effective on March 1, 2013, which restrained federal expenditures during the second quarter, and remained in effect at quarter-end. Despite remaining fiscal uncertainties and international economic difficulties, U.S. equities posted modest gains at the end of the second quarter. After the Federal Reserve's announcement on June 19, 2013, there was considerable market concern around potential tapering of the bond buying program. This resulted in a rise in long-term U.S. Treasury yields as the yield curve steepened during the second quarter and volatility in interest rate markets increased, which led to an extensive market sell off for interest rate sensitive products including, for example, municipal bonds and MBS.

Most European economies continued to contract during the quarter but at a diminishing pace with forward-looking indicators favoring a resumption of growth later in the year. Despite uncertainty ahead of upcoming German elections and continued political uncertainty in Greece, the Eurozone continued to demonstrate a reduced level of financial anxiety. Japan's economy continued to demonstrate signs of economic improvement, although uncertainties remain as to whether the impacts of a depreciating Yen could be sustained with the implementation of longer-term reforms. China's economic growth has slowed as the present leadership clarified a greater emphasis on other objectives such as financial reform, which has slowed the credit markets, therefore posing a risk of slowdown for bordering economies. For more information on our international exposure, see Non-U.S. Portfolio on page 116.

Recent Events

Common Stock Repurchases and Liability Management Actions

As disclosed in prior filings, the capital plan that the Corporation submitted to the Federal Reserve in January 2013 as part of our 2013 Comprehensive Capital Analysis and Review project (CCAR), and to which the Federal Reserve did not object, included a request to repurchase up to $5.0 billion of common stock and redeem $5.5 billion in preferred stock over four quarters with both beginning in the second quarter of 2013, and a continuation of the quarterly common stock dividend at $0.01 per share. In the second quarter, we repurchased and retired 79.6 million common shares for an aggregate purchase price of approximately $1.0 billion and redeemed our Series H and 8 preferred stock for $5.5 billion.

In addition to the CCAR actions, during the three months ended June 30, 2013, we redeemed $76 million of Noncumulative Perpetual Preferred Stock, Series 6 and 7 and issued approximately $1.0 billion of Fixed-to-Floating Rate Non-Cumulative Semi-annual Preferred Stock, Series U (the Series U Preferred Stock). On August 1, 2013, we redeemed $951 million of the Corporation's 7.25% Non-Cumulative Preferred Stock, Series J (the Series J Preferred Stock). For additional information, see Capital Management – Regulatory Capital on page 70 and Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

Final Basel 3 Rules and Proposed Supplementary Leverage Ratio

In July 2013, U.S. banking regulators approved the final Basel 3 rules (Basel 3). While not yet published in the Federal Register, Basel 3 will be effective January 1, 2014. Various aspects of Basel 3 will be subject to multi-year transition periods ending December 31, 2018 and Basel 3 generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. Basel 3 will materially change our Tier 1 common, Tier 1 and Total capital calculations. Basel 3 introduces new minimum capital ratios and buffer requirements, changes the composition of regulatory capital, expands and modifies the calculation of risk-weighted assets for credit and market risk (the Advanced Approach), revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework and introduces, effective January 1, 2015, a Standardized Approach for the calculation of risk-weighted assets, which will replace the Basel 1 – 2013 Rules. Under Basel 3, we will be required to calculate regulatory capital ratios and risk-weighted assets under both the Standardized and Advanced Approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the Prompt Corrective Action framework. The Prompt Corrective Action framework establishes categories of capitalization, including "well-capitalized," based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for "well-capitalized" banking entities. We continue to evaluate the impact of both the Standardized and Advanced Approaches on us. The Basel 3 Advanced Approach requires approval by the U.S. regulatory agencies of analytical models used as part of capital measurement. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant.

In addition, in July 2013, the U.S. banking regulators also proposed changes to the capital ratio requirements that would be effective beginning in 2018. Under the proposed rule, the largest bank holding companies (BHCs), including the Corporation, would be required to maintain a minimum supplementary leverage ratio of three percent, plus a supplementary leverage buffer of two percent, for a total of five percent. If the Corporation does not maintain the supplementary leverage buffer at a level greater than or equal to two percent, it would be subject to limitations on returning capital distributions to its shareholders, whether through dividends, stock repurchases or otherwise. The proposed rule would also require insured depository institutions of such BHCs, which for the Corporation would include primarily BANA and FIA, to have a six percent supplementary leverage ratio to be considered "well capitalized.” The proposal is not yet final and, when finalized, could have provisions significantly different from those currently proposed. For additional information, see Capital Management – Regulatory Capital on page 72.

Impact of U.K. Corporate Income Tax Rate Reduction

On July 17, 2013, the United Kingdom (U.K.) 2013 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by three percent to 20 percent. Two percent of the reduction will become effective on April 1, 2014 and the additional one percent reduction on April 1, 2015. These reductions will favorably affect income tax expense on future U.K. earnings but also require the Corporation to remeasure, in the period of enactment, its U.K. net deferred tax assets using the lower tax rates. As a result, in the three months ending September 30, 2013, the Corporation will record a charge to income tax expense of approximately $1.1 billion in aggregate for these reductions. Because our deferred tax assets in excess of a certain amount are disallowed in calculating regulatory capital, this charge will not impact our capital ratios. For additional information, see Note 21 – Subsequent Event to the Consolidated Financial Statements.

MBIA Settlement

On May 7, 2013, we entered into a comprehensive settlement with MBIA Inc. and certain of its affiliates (MBIA) to resolve all outstanding litigation between the parties, as well as other claims between the parties, including outstanding and potential claims from MBIA related to alleged representations and warranties breaches and other claims involving certain first- and second-lien residential mortgage-backed securities (RMBS) trusts for which MBIA provided financial guarantee insurance, certain of which claims were the subject of litigation (MBIA Settlement). Under the MBIA Settlement, all pending litigation between the parties was dismissed and each party received a global release of those claims.

Under the MBIA Settlement, all pending litigation between the parties was dismissed and each party received a global release of those claims. The Corporation made a settlement payment to MBIA of $1.565 billion in cash and transferred to MBIA approximately $95 million in fair market value of notes issued by MBIA and previously held by the Corporation. The Corporation was fully reserved at March 31, 2013 for the MBIA Settlement. In addition, MBIA issued to the Corporation warrants to purchase up to approximately 4.9 percent of MBIA's currently outstanding common stock, at an exercise price of $9.59 per share, which may be exercised at any time prior to May 2018. In addition, the Corporation provided a senior secured $500 million credit facility to an affiliate of MBIA.

The parties also terminated various credit default swaps (CDS) transactions entered into between the Corporation and an MBIA-affiliate, LaCrosse Financial Products, LLC, and guaranteed by MBIA, which constituted all of the outstanding CDS protection agreements purchased by the Corporation from MBIA on commercial mortgage-backed securities (CMBS). Collectively, those CDS transactions had a notional value of $7.4 billion and a fair value of $813 million as of March 31, 2013. The parties also terminated certain other trades in order to close out positions between the parties; the termination of these trades did not have a material impact on the Corporation's financial statements. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Performance Overview

Net income was $4.0 billion, or $0.32 per diluted share and $5.5 billion, or $0.42 per diluted share for the three and six months ended June 30, 2013 compared to $2.5 billion, or $0.19 and $3.1 billion, or $0.22 for the same periods in 2012. The results for the first half of 2013 reflect our efforts to stabilize revenue, decrease costs, strengthen the balance sheet and improve credit quality. The following highlights the most significant changes from the prior-year periods.

Net interest income on a fully taxable-equivalent (FTE) basis increased $989 million to $10.8 billion, and $811 million to $21.6 billion for the three and six months ended June 30, 2013. The increases in net interest income were primarily due to reductions in long-term debt balances, positive market-related premium amortization and hedge ineffectiveness on debt securities, improved trading-related net interest income, higher commercial loan balances and lower rates paid on deposits, partially offset by lower consumer loan balances as well as lower asset yields driven by the low rate environment. The net interest yield on a FTE basis increased 23 basis points (bps) and eight bps to 2.44 percent for both the three and six months ended June 30, 2013 due to the same factors described above.

Noninterest income decreased $242 million to $12.2 billion, and increased $859 million to $24.7 billion for the three and six months ended June 30, 2013. The significant drivers for the three-month period were lower mortgage banking income reflecting lower servicing income, partially offset by increases in investment banking income, equity investment income, and investment and brokerage services income. The year-ago period included gains of $505 million related to liability management actions.

The significant drivers of noninterest income for the six-month period were negative fair value adjustments on structured liabilities of $80 million compared to $3.4 billion, debit valuation adjustment (DVA) losses on derivatives, net of hedges, of $15 million compared to $1.6 billion and increases in investment banking income and investment and brokerage services income. These improvements were partially offset by lower mortgage banking income and lower gains on sales of debt securities. The year-ago period included gains of $1.7 billion related to liability management actions.

The provision for credit losses decreased $562 million to $1.2 billion, and $1.3 billion to $2.9 billion for the three and six months ended June 30, 2013. The improvement was primarily in the home loans portfolio, due to improved portfolio trends as well as the impact of increased home prices.

Noninterest expense decreased $1.0 billion to $16.0 billion, and $671 million to $35.5 billion for the three and six months ended June 30, 2013. The decrease for the three-month period was driven by a $604 million decrease in other general operating expense primarily due to lower litigation expense as well as a decrease in professional fees due in part to reduced Legacy Assets & Servicing expenses, and a decrease in personnel expense as we continue to streamline processes and achieve cost savings. The decrease for the six-month period was driven by the same factors described in the three-month discussion above, partially offset by higher litigation expense due in part to the MBIA Settlement.

Income tax expense was $1.5 billion on $5.5 billion of pre-tax income and $2.0 billion on $7.5 billion of pre-tax income, resulting in effective tax rates of 27.0 percent and 26.6 percent for the three and six months ended June 30, 2013. This was compared to $684 million on $3.1 billion of pre-tax income and $750 million on $3.9 billion of pre-tax income that resulted in effective tax rates of 21.7 percent and 19.4 percent for the same periods in 2012.

For additional summary information on the Corporation's results, see Financial Highlights on page 10.

Table 2
Summary Income Statement
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Net interest income (FTE basis) (1)	$10,771	$9,782	$21,646	$20,835
Noninterest income	12,178	12,420	24,711	23,852
Total revenue, net of interest expense (FTE basis) (1)	22,949	22,202	46,357	44,687
Provision for credit losses	1,211	1,773	2,924	4,191
Noninterest expense	16,018	17,048	35,518	36,189
Income before income taxes	5,720	3,381	7,915	4,307
Income tax expense (FTE basis) (1)	1,708	918	2,420	1,191
Net income	4,012	2,463	5,495	3,116
Preferred stock dividends	441	365	814	690
Net income applicable to common shareholders	$3,571	$2,098	$4,681	$2,426

Per common share information
Earnings	$0.33	$0.19	$0.43	$0.23
Diluted earnings	0.32	0.19	0.42	0.22

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 18.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $989 million to $10.8 billion, and $811 million to $21.6 billion for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increases were primarily due to reductions in long-term debt balances, positive market-related premium amortization and hedge ineffectiveness on debt securities, improved trading-related net interest income, higher commercial loan balances and lower rates paid on deposits, partially offset by lower consumer loan balances as well as lower asset yields driven by the low rate environment. The net interest yield on a FTE basis increased 23 bps and eight bps to 2.44 percent for both the three and six months ended June 30, 2013 compared to the same periods in 2012 due to the same factors described above.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Card income	$1,469	$1,578	$2,879	$3,035
Service charges	1,837	1,934	3,636	3,846
Investment and brokerage services	3,143	2,847	6,170	5,723
Investment banking income	1,556	1,146	3,091	2,363
Equity investment income	680	368	1,243	1,133
Trading account profits	1,938	1,764	4,927	3,839
Mortgage banking income	1,178	1,659	2,441	3,271
Gains on sales of debt securities	457	400	525	1,152
Other income (loss)	(76)	730	(188)	(464)
Net impairment losses recognized in earnings on AFS debt securities	(4)	(6)	(13)	(46)
Total noninterest income	$12,178	$12,420	$24,711	$23,852

Noninterest income decreased $242 million to $12.2 billion, and increased $859 million to $24.7 billion for the three and six months ended June 30, 2013 compared to the same periods in 2012. The following highlights the significant changes.

•	Card income decreased $109 million and $156 million primarily driven by decreased revenue due to the exit of consumer protection products.

•
Investment and brokerage services increased $296 million and $447 million primarily driven by higher market levels, impact of long-term assets under management (AUM) flows and increased transactional activity.

•
Investment banking income increased $410 million and $728 million due to strong debt underwriting performance, primarily within leveraged finance and investment grade, and equity underwriting performance due to significant increases in global initial public offering (IPO) markets, partially offset by a decline in advisory fees.

•
Equity investment income increased $312 million and $110 million primarily due to a gain on the sale of an equity investment in the three and six months ended June 30, 2013, partially offset by a gain on the sale of an investment in Global Markets in the same periods in 2012.

•
Trading account profits increased $174 million and $1.1 billion. Net DVA gains on derivatives were $39 million and net DVA losses were $15 million for the three and six months ended June 30, 2013 compared to net DVA losses of $158 million and $1.6 billion in the year-ago periods. Excluding net DVA, trading account profits decreased $23 million and $514 million primarily due to decreases in our fixed income, currencies and commodities (FICC) businesses reflecting less favorable market conditions, related to the Federal Reserve's policy announcement in June, primarily in structured credit and interest rate products.

•
Mortgage banking income decreased $481 million and $830 million primarily driven by a decrease in servicing income due to a smaller servicing portfolio and the divestiture of certain servicing business units in the prior year. The decline in the servicing portfolio was due primarily to mortgage servicing rights (MSR) sales in 2013.

•
Other income (loss) decreased $806 million to a loss of $76 million for the three months ended June 30, 2013 compared to the same period in 2012 and improved $276 million to a loss of $188 million for the six months ended June 30, 2013. Fair value adjustments on structured liabilities were positive $10 million and negative $80 million for the three and six months ended June 30, 2013 compared to negative fair value adjustments of $62 million and $3.4 billion in the year-ago periods. The six months ended June 30, 2013 included a $450 million write-down of a receivable. The prior-year periods included gains related to liability management actions of $505 million and $1.7 billion.

Provision for Credit Losses

The provision for credit losses decreased $562 million to $1.2 billion, and $1.3 billion to $2.9 billion for the three and six months ended June 30, 2013 compared to the same periods in 2012. For the three and six months ended June 30, 2013, the provision for credit losses was $900 million and $1.7 billion lower than net charge-offs, resulting in a reduction in the allowance for credit losses due to continued improvement in the home loans portfolio primarily as a result of increased home prices and improvement in credit card portfolios. If the pace of improvement in the economy continues, we anticipate additional reductions in the allowance for credit losses, particularly in our consumer real estate portfolios.

Net charge-offs totaled $2.1 billion, or 0.94 percent, and $4.6 billion, or 1.04 percent of average loans and leases for the three and six months ended June 30, 2013 compared to $3.6 billion, or 1.64 percent, and $7.7 billion, or 1.72 percent for the same periods in 2012. The decrease in net charge-offs was driven by credit quality improvement across all portfolios. Given the improving trend in delinquencies and other credit quality metrics, we expect net charge-offs to be below $2.0 billion for the three months ending September 30, 2013. For more information on the provision for credit losses, see Provision for Credit Losses on page 120.

Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Personnel	$8,531	$8,729	$18,422	$18,917
Occupancy	1,109	1,117	2,263	2,259
Equipment	532	546	1,082	1,157
Marketing	437	449	866	914
Professional fees	694	922	1,343	1,705
Amortization of intangibles	274	321	550	640
Data processing	779	692	1,591	1,548
Telecommunications	411	417	820	817
Other general operating	3,251	3,855	8,581	8,232
Total noninterest expense	$16,018	$17,048	$35,518	$36,189

Noninterest expense decreased $1.0 billion to $16.0 billion, and $671 million to $35.5 billion for the three and six months ended June 30, 2013 compared to same periods in 2012. The decrease for the three months ended June 30, 2013 was driven by a $604 million decrease in other general operating expense primarily due to lower litigation expense, a $228 million decrease in professional fees due in part to reduced default management activities in Legacy Assets & Servicing, and a $198 million decrease in personnel expense as we continue to streamline processes and achieve cost savings. The decrease for the six months ended June 30, 2013 was driven by a $495 million decrease in personnel expense and a $362 million decrease in professional fees as a result of the same factors described in the three-month discussion above, partially offset by a $349 million increase in other general operating expense. The increase in other general operating expense was the result of higher litigation expense due in part to the MBIA Settlement.

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

Income Tax Expense

Income tax expense was $1.5 billion on $5.5 billion of pre-tax income and $2.0 billion on $7.5 billion of pre-tax income, resulting in effective tax rates of 27.0 percent and 26.6 percent for the three and six months ended June 30, 2013. This was compared to $684 million on $3.1 billion of pre-tax income and $750 million on $3.9 billion of pre-tax income that resulted in effective tax rates of 21.7 percent and 19.4 percent for the same periods in 2012.

The effective tax rates for the three and six months ended June 30, 2013 were primarily driven by our recurring tax preference items and an increase in tax benefits from the 2012 non-U.S. restructurings as compared to amounts previously recognized. The effective tax rates in the year-ago periods were primarily driven by our recurring tax preference items and discrete tax benefits.

On July 17, 2013, the U.K. 2013 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by three percent to 20 percent. Two percent of the reduction will become effective on April 1, 2014 and the additional one percent reduction on April 1, 2015. These reductions will favorably affect income tax expense on future U.K. earnings but also require us to remeasure, in the period of enactment, our U.K. net deferred tax assets using the lower tax rates. As a result, in the three months ending September 30, 2013, we will record a charge to income tax expense of approximately $1.1 billion in aggregate for these reductions. Because our deferred tax assets in excess of a certain amount are disallowed in calculating regulatory capital, this charge will not impact our capital ratios.

Balance Sheet Overview

Table 5
Selected Balance Sheet Data
			Average Balance
	June 30 2013	December 31 2012	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)			2013	2012	2013	2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$224,168	$219,924	$233,394	$234,148	$235,417	$233,604
Trading account assets	191,234	227,775	227,241	196,710	233,568	195,034
Debt securities	336,403	360,331	343,260	357,081	349,794	349,350
Loans and leases	921,570	907,819	914,234	899,498	910,269	906,610
Allowance for loan and lease losses	(21,235)	(24,179)	(22,060)	(31,463)	(22,822)	(32,336)
All other assets	471,180	518,304	488,541	538,589	492,217	538,606
Total assets	$2,123,320	$2,209,974	$2,184,610	$2,194,563	$2,198,443	$2,190,868
Liabilities
Deposits	$1,080,783	$1,105,261	$1,079,956	$1,032,888	$1,077,631	$1,031,500
Federal funds purchased and securities loaned or sold under agreements to repurchase	232,609	293,259	270,790	279,496	285,781	267,950
Trading account liabilities	82,381	73,587	94,349	84,728	93,204	78,300
Short-term borrowings	46,470	30,731	47,238	39,413	42,001	38,031
Long-term debt	262,480	275,585	270,198	333,173	272,088	348,346
All other liabilities	187,565	194,595	187,016	189,307	191,714	192,679
Total liabilities	1,892,288	1,973,018	1,949,547	1,959,005	1,962,419	1,956,806
Shareholders' equity	231,032	236,956	235,063	235,558	236,024	234,062
Total liabilities and shareholders' equity	$2,123,320	$2,209,974	$2,184,610	$2,194,563	$2,198,443	$2,190,868

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

Assets

At June 30, 2013, total assets were approximately $2.1 trillion, a decrease of $86.7 billion, or four percent, from December 31, 2012. This decrease was driven by lower trading account assets due to a reduction in U.S. government and agency securities, lower debt securities driven by net sales of U.S. Treasuries, paydowns and decreases in the fair value of available-for-sale (AFS) debt securities resulting from the impact of higher interest rates, a decrease in consumer loan balances driven by continued run-off in certain portfolios as well as paydowns and charge-offs outpacing originations, and lower cash and cash equivalent balances. These decreases were partially offset by higher commercial loan balances.

Average total assets decreased $10.0 billion for the three months ended June 30, 2013 compared to the same period in 2012 primarily driven by lower debt securities due to net sales of U.S. Treasuries, paydowns and decreases in fair value of AFS debt securities, a decrease in consumer loan balances driven by continued run-off in certain portfolios as well as paydowns and charge-offs outpacing originations, lower cash and cash equivalent balances, and lower derivative dealer assets largely due to MSR sales resulting in a decrease in derivative contracts used to hedge certain market risks on MSRs. These declines were partially offset by higher commercial loan balances and higher trading account assets primarily due to increased securities inventory and client-based activity.

Average total assets increased $7.6 billion for the six months ended June 30, 2013 compared to the same period in 2012 primarily driven by higher commercial loan balances and higher trading account assets resulting from increased securities inventory and client-based activity. These increases were partially offset by lower consumer loan balances driven by continued run-off in certain portfolios as well as paydowns and charge-offs outpacing originations, lower cash and cash equivalent balances, and a decrease in derivative dealer assets.

Liabilities and Shareholders' Equity

At June 30, 2013, total liabilities were approximately $1.9 trillion, a decrease of $80.7 billion, or four percent, from December 31, 2012. This decrease was driven by lower securities sold under agreement to repurchase due to lower matched-book activity and trading inventory, lower deposits and reductions in long-term debt. These decreases were partially offset by higher short-term borrowings due to an increase in advances from the Federal Home Loan Bank (FHLB).

Average total liabilities decreased $9.5 billion for the three months ended June 30, 2013 compared to the same period in 2012 primarily driven by reductions in long-term debt, partially offset by growth in deposits and higher trading account liabilities.

Average total liabilities increased $5.6 billion for the six months ended June 30, 2013 compared to the same period in 2012 primarily driven by growth in deposits, higher securities loaned or sold under agreement to repurchase due to funding of trading inventory and higher trading account liabilities, partially offset by reductions in long-term debt.

At June 30, 2013, shareholders' equity was $231.0 billion, a decrease of $5.9 billion from December 31, 2012 driven by a decrease in the fair value of AFS debt securities resulting from the impact of higher interest rates, which is recorded in accumulated other comprehensive income (OCI), redemptions of preferred stock and common stock repurchases, partially offset by earnings and issuances of preferred stock.

Average shareholders' equity decreased $495 million for the three months ended June 30, 2013 compared to the same period in 2012 driven by redemptions of preferred stock, a decrease in the fair value of AFS debt securities and common stock repurchases. These decreases were partially offset by earnings, common stock issued under employee benefit plans and issuances of preferred stock.

Average shareholders' equity increased $2.0 billion for the six months ended June 30, 2013 compared to the same period in 2012 driven by earnings, common stock issued under employee benefit plans and issuances of preferred stock. These increases were partially offset by redemptions of preferred stock, a decrease in the fair value of AFS debt securities and common stock repurchases.

Table 6
Selected Quarterly Financial Data
	2013 Quarters		2012 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$10,549	$10,664	$10,324	$9,938	$9,548
Noninterest income	12,178	12,533	8,336	10,490	12,420
Total revenue, net of interest expense	22,727	23,197	18,660	20,428	21,968
Provision for credit losses	1,211	1,713	2,204	1,774	1,773
Noninterest expense	16,018	19,500	18,360	17,544	17,048
Income (loss) before income taxes	5,498	1,984	(1,904)	1,110	3,147
Income tax expense (benefit)	1,486	501	(2,636)	770	684
Net income	4,012	1,483	732	340	2,463
Net income (loss) applicable to common shareholders	3,571	1,110	367	(33)	2,098
Average common shares issued and outstanding	10,776	10,799	10,777	10,776	10,776
Average diluted common shares issued and outstanding (1)	11,525	11,155	10,885	10,776	11,556
Performance ratios
Return on average assets	0.74%	0.27%	0.13%	0.06%	0.45%
Four quarter trailing return on average assets (2)	0.30	0.23	0.19	0.25	0.51
Return on average common shareholders' equity	6.55	2.06	0.67	n/m	3.89
Return on average tangible common shareholders' equity (3)	9.88	3.12	1.01	n/m	5.95
Return on average tangible shareholders' equity (3)	9.98	3.69	1.77	0.84	6.16
Total ending equity to total ending assets	10.88	10.91	10.72	11.02	10.92
Total average equity to total average assets	10.76	10.71	10.79	10.86	10.73
Dividend payout	3.01	9.75	29.33	n/m	5.60
Per common share data
Earnings	$0.33	$0.10	$0.03	$0.00	$0.19
Diluted earnings (1)	0.32	0.10	0.03	0.00	0.19
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	20.18	20.19	20.24	20.40	20.16
Tangible book value (3)	13.32	13.36	13.36	13.48	13.22
Market price per share of common stock
Closing	$12.86	$12.18	$11.61	$8.83	$8.18
High closing	13.83	12.78	11.61	9.55	9.68
Low closing	11.44	11.03	8.93	7.04	6.83
Market capitalization	$138,156	$131,817	$125,136	$95,163	$88,155

(1)
Due to a net loss applicable to common shareholders for the third quarter of 2012, the impact of antidilutive equity instruments was excluded from diluted earnings per share and average diluted common shares.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 18.

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 83.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 41, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 110 and corresponding Table 50.

(7)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $313 million, $839 million, $1.1 billion and $1.7 billion of write-offs in the purchased credit-impaired loan portfolio for the second and first quarters of 2013 and the fourth and third quarters of 2012. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(9)	There were no write-offs in the purchased credit-impaired loan portfolio for the second quarter of 2012.

(10)	Presents capital ratios in accordance with the Basel 1 – 2013 Rules at June 30, 2013. Basel 1 did not include the Basel 1 – 2013 Rules at December 31, 2012.
n/m = not meaningful

Table 6
Selected Quarterly Financial Data (continued)
	2013 Quarters		2012 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Average balance sheet
Total loans and leases	$914,234	$906,259	$893,166	$888,859	$899,498
Total assets	2,184,610	2,212,430	2,210,365	2,173,312	2,194,563
Total deposits	1,079,956	1,075,280	1,078,076	1,049,697	1,032,888
Long-term debt	270,198	273,999	277,894	291,684	333,173
Common shareholders' equity	218,790	218,225	219,744	217,273	216,782
Total shareholders' equity	235,063	236,995	238,512	236,039	235,558
Asset quality (4)
Allowance for credit losses (5)	$21,709	$22,927	$24,692	$26,751	$30,862
Nonperforming loans, leases and foreclosed properties (6)	21,280	22,842	23,555	24,925	25,377
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	2.33%	2.49%	2.69%	2.96%	3.43%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	103	102	107	111	127
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	84	82	82	81	90
Amounts included in allowance that are excluded from nonperforming loans and leases (7)	$9,919	$10,690	$12,021	$13,978	$16,327
Allowance as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance that are excluded from nonperforming loans and leases (7)	55%	53%	54%	52%	59%
Net charge-offs (8)	$2,111	$2,517	$3,104	$4,122	$3,626
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.94%	1.14%	1.40%	1.86%	1.64%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.97	1.18	1.44	1.93	1.69
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6, 9)	1.07	1.52	1.90	2.63	1.64
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	2.26	2.44	2.52	2.68	2.70
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	2.33	2.53	2.62	2.81	2.87
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	2.51	2.20	1.96	1.60	2.08
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.04	1.76	1.51	1.17	1.46
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs (9)	2.18	1.65	1.44	1.13	2.08
Capital ratios (period end) (10)
Risk-based capital:
Tier 1 common capital	10.83%	10.49%	11.06%	11.41%	11.24%
Tier 1 capital	12.16	12.22	12.89	13.64	13.80
Total capital	15.27	15.50	16.31	17.16	17.51
Tier 1 leverage	7.49	7.49	7.37	7.84	7.84
Tangible equity (3)	7.67	7.78	7.62	7.85	7.73
Tangible common equity (3)	6.98	6.88	6.74	6.95	6.83
For footnotes see page 14.

Table 7
Selected Year-to-Date Financial Data
	Six Months Ended June 30
(In millions, except per share information)	2013	2012
Income statement
Net interest income	$21,213	$20,394
Noninterest income	24,711	23,852
Total revenue, net of interest expense	45,924	44,246
Provision for credit losses	2,924	4,191
Noninterest expense	35,518	36,189
Income before income taxes	7,482	3,866
Income tax expense	1,987	750
Net income	5,495	3,116
Net income applicable to common shareholders	4,681	2,426
Average common shares issued and outstanding	10,787	10,715
Average diluted common shares issued and outstanding	11,550	11,510
Performance ratios
Return on average assets	0.50%	0.29%
Return on average common shareholders' equity	4.32	2.26
Return on average tangible common shareholders' equity (1)	6.53	3.47
Return on average tangible shareholders' equity (1)	6.84	3.94
Total ending equity to total ending assets	10.88	10.92
Total average equity to total average assets	10.74	10.68
Dividend payout	4.61	9.56
Per common share data
Earnings	$0.43	$0.23
Diluted earnings	0.42	0.22
Dividends paid	0.02	0.02
Book value	20.18	20.16
Tangible book value (1)	13.32	13.22
Market price per share of common stock
Closing	$12.86	$8.18
High closing	13.83	9.93
Low closing	11.03	5.80
Market capitalization	$138,156	$88,155

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 18.

(2)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 83.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 41, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 110 and corresponding Table 50.

(5)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(6)
Net charge-offs exclude $1.2 billion of write-offs in the purchased credit-impaired loan portfolio for the six months ended June 30, 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(7)	There were no write-offs in the purchased credit-impaired loan portfolio for the six months ended June 30, 2012.

Table 7
Selected Year-to-Date Financial Data (continued)
	Six Months Ended June 30
(Dollars in millions)	2013	2012
Average balance sheet
Total loans and leases	$910,269	$906,610
Total assets	2,198,443	2,190,868
Total deposits	1,077,631	1,031,500
Long-term debt	272,088	348,346
Common shareholders' equity	218,509	215,466
Total shareholders' equity	236,024	234,062
Asset quality (2)
Allowance for credit losses (3)	$21,709	$30,862
Nonperforming loans, leases and foreclosed properties (4)	21,280	25,377
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	2.33%	3.43%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	103	127
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (4)	84	90
Amounts included in allowance that are excluded from nonperforming loans and leases (5)	$9,919	$16,327
Allowance as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance that are excluded from nonperforming loans and leases (5)	55%	59%
Net charge-offs (6)	$4,628	$7,682
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 6)	1.04%	1.72%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (4)	1.07	1.78
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4, 7)	1.29	1.72
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	2.26	2.70
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	2.33	2.87
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (6)	2.28	1.96
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	1.85	1.38
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs (7)	1.82	1.96
For footnotes see page 16.

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

We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders' equity or common shareholders' equity amount which has been reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models all use return on average tangible shareholders' equity (ROTE) as key measures to support our overall growth goals. These ratios are as follows:

•
Return on average tangible common shareholders' equity measures our earnings contribution as a percentage of adjusted common shareholders' equity. The tangible common equity ratio represents adjusted ending common shareholders' equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•
ROTE measures our earnings contribution as a percentage of adjusted average total shareholders' equity. The tangible equity ratio represents adjusted ending shareholders' equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•	Tangible book value per common share represents adjusted ending common shareholders' equity divided by ending common shares outstanding.

The aforementioned supplemental data and performance measures are presented in Tables 6 and 7.

We evaluate our business segment results based on measures that utilize return on average allocated capital, and prior to January 1, 2013, the return on average economic capital, both of which represent non-GAAP financial measures. These ratios are calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital or average economic capital, as applicable. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity for the business segments is comprised of allocated capital (or economic capital prior to 2013) plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For additional information, see Business Segment Operations on page 30 and Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Tables 8, 9 and 10 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2013 Quarters		2012 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Fully taxable-equivalent basis data
Net interest income	$10,771	$10,875	$10,555	$10,167	$9,782
Total revenue, net of interest expense	22,949	23,408	18,891	20,657	22,202
Net interest yield (1)	2.44%	2.43%	2.35%	2.32%	2.21%
Efficiency ratio	69.80	83.31	97.19	84.93	76.79

(1)
Calculation includes fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, of $40 million and $33 million for the second and first quarters of 2013, and $42 million, $48 million and $52 million for the fourth, third and second quarters of 2012, respectively.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2013 Quarters		2012 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,549	$10,664	$10,324	$9,938	$9,548
Fully taxable-equivalent adjustment	222	211	231	229	234
Net interest income on a fully taxable-equivalent basis	$10,771	$10,875	$10,555	$10,167	$9,782
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$22,727	$23,197	$18,660	$20,428	$21,968
Fully taxable-equivalent adjustment	222	211	231	229	234
Total revenue, net of interest expense on a fully taxable-equivalent basis	$22,949	$23,408	$18,891	$20,657	$22,202
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$1,486	$501	$(2,636)	$770	$684
Fully taxable-equivalent adjustment	222	211	231	229	234
Income tax expense (benefit) on a fully taxable-equivalent basis	$1,708	$712	$(2,405)	$999	$918
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$218,790	$218,225	$219,744	$217,273	$216,782
Goodwill	(69,930)	(69,945)	(69,976)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(6,270)	(6,549)	(6,874)	(7,194)	(7,533)
Related deferred tax liabilities	2,360	2,425	2,490	2,556	2,626
Tangible common shareholders' equity	$144,950	$144,156	$145,384	$142,659	$141,899
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$235,063	$236,995	$238,512	$236,039	$235,558
Goodwill	(69,930)	(69,945)	(69,976)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(6,270)	(6,549)	(6,874)	(7,194)	(7,533)
Related deferred tax liabilities	2,360	2,425	2,490	2,556	2,626
Tangible shareholders' equity	$161,223	$162,926	$164,152	$161,425	$160,675
Reconciliation of period-end common shareholders' equity to period-end tangible common shareholders' equity
Common shareholders' equity	$216,791	$218,513	$218,188	$219,838	$217,213
Goodwill	(69,930)	(69,930)	(69,976)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(6,104)	(6,379)	(6,684)	(7,030)	(7,335)
Related deferred tax liabilities	2,297	2,363	2,428	2,494	2,559
Tangible common shareholders' equity	$143,054	$144,567	$143,956	$145,326	$142,461
Reconciliation of period-end shareholders' equity to period-end tangible shareholders' equity
Shareholders' equity	$231,032	$237,293	$236,956	$238,606	$235,975
Goodwill	(69,930)	(69,930)	(69,976)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(6,104)	(6,379)	(6,684)	(7,030)	(7,335)
Related deferred tax liabilities	2,297	2,363	2,428	2,494	2,559
Tangible shareholders' equity	$157,295	$163,347	$162,724	$164,094	$161,223
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,123,320	$2,174,819	$2,209,974	$2,166,162	$2,160,854
Goodwill	(69,930)	(69,930)	(69,976)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(6,104)	(6,379)	(6,684)	(7,030)	(7,335)
Related deferred tax liabilities	2,297	2,363	2,428	2,494	2,559
Tangible assets	$2,049,583	$2,100,873	$2,135,742	$2,091,650	$2,086,102

Table 9
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Six Months Ended June 30
(Dollars in millions, except per share information)	2013	2012
Fully taxable-equivalent basis data
Net interest income	$21,646	$20,835
Total revenue, net of interest expense	46,357	44,687
Net interest yield (1)	2.44%	2.36%
Efficiency ratio	76.62	80.98
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$21,213	$20,394
Fully taxable-equivalent adjustment	433	441
Net interest income on a fully taxable-equivalent basis	$21,646	$20,835
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$45,924	$44,246
Fully taxable-equivalent adjustment	433	441
Total revenue, net of interest expense on a fully taxable-equivalent basis	$46,357	$44,687
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$1,987	$750
Fully taxable-equivalent adjustment	433	441
Income tax expense on a fully taxable-equivalent basis	$2,420	$1,191
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$218,509	$215,466
Goodwill	(69,937)	(69,971)
Intangible assets (excluding MSRs)	(6,409)	(7,701)
Related deferred tax liabilities	2,393	2,663
Tangible common shareholders' equity	$144,556	$140,457
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$236,024	$234,062
Goodwill	(69,937)	(69,971)
Intangible assets (excluding MSRs)	(6,409)	(7,701)
Related deferred tax liabilities	2,393	2,663
Tangible shareholders' equity	$162,071	$159,053
(1) Calculation includes fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, of $73 million and $99 million for the six months ended June 30, 2013 and 2012.

Table 10
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012

Consumer & Business Banking
Reported net income	$1,392	$1,208	$2,831	$2,740
Adjustment related to intangibles (2)	2	4	4	7
Adjusted net income	$1,394	$1,212	$2,835	$2,747

Average allocated equity (3)	$62,058	$55,987	$62,070	$55,880
Adjustment related to goodwill and a percentage of intangibles	(32,058)	(32,180)	(32,070)	(32,198)
Average allocated capital/economic capital	$30,000	$23,807	$30,000	$23,682

Global Banking
Reported net income	$1,291	$1,318	$2,575	$2,802
Adjustment related to intangibles (2)	—	1	1	2
Adjusted net income	$1,291	$1,319	$2,576	$2,804

Average allocated equity (3)	$45,416	$41,903	$45,412	$41,677
Adjustment related to goodwill and a percentage of intangibles	(22,416)	(22,431)	(22,412)	(22,434)
Average allocated capital/economic capital	$23,000	$19,472	$23,000	$19,243

Global Markets
Reported net income	$959	$497	$2,128	$1,326
Adjustment related to intangibles (2)	2	3	4	5
Adjusted net income	$961	$500	$2,132	$1,331

Average allocated equity (3)	$35,372	$18,655	$35,372	$19,207
Adjustment related to goodwill and a percentage of intangibles	(5,372)	(5,339)	(5,372)	(5,358)
Average allocated capital/economic capital	$30,000	$13,316	$30,000	$13,849

Global Wealth & Investment Management
Reported net income	$758	$548	$1,478	$1,098
Adjustment related to intangibles (2)	5	6	9	12
Adjusted net income	$763	$554	$1,487	$1,110

Average allocated equity (3)	$20,300	$17,391	$20,311	$17,107
Adjustment related to goodwill and a percentage of intangibles	(10,300)	(10,380)	(10,311)	(10,391)
Average allocated capital/economic capital	$10,000	$7,011	$10,000	$6,716

(1)	There are no adjustments to reported net income (loss) or average allocated equity for CRES.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital (or economic capital prior to 2013) plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital and economic capital, see Business Segment Operations on page 30 and Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Table 10
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (continued) (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012

Consumer & Business Banking
Deposits
Reported net income	$484	$225	$882	$637
Adjustment related to intangibles (2)	—	1	—	1
Adjusted net income	$484	$226	$882	$638

Average allocated equity (3)	$35,403	$32,862	$35,404	$32,540
Adjustment related to goodwill and a percentage of intangibles	(20,003)	(20,025)	(20,004)	(20,027)
Average allocated capital/economic capital	$15,400	$12,837	$15,400	$12,513

Consumer Lending
Reported net income	$908	$983	$1,949	$2,103
Adjustment related to intangibles (2)	2	3	4	6
Adjusted net income	$910	$986	$1,953	$2,109

Average allocated equity (3)	$26,655	$23,125	$26,666	$23,340
Adjustment related to goodwill and a percentage of intangibles	(12,055)	(12,155)	(12,066)	(12,171)
Average allocated capital/economic capital	$14,600	$10,970	$14,600	$11,169
For footnotes see page 21.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on a FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 49, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 11 provides additional clarity in assessing our results.

Table 11
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Net interest income (FTE basis)
As reported (1)	$10,771	$9,782	$21,646	$20,835
Impact of trading-related net interest income	(919)	(653)	(1,929)	(1,449)
Net interest income excluding trading-related net interest income (2)	$9,852	$9,129	$19,717	$19,386
Average earning assets
As reported	$1,769,336	$1,772,568	$1,784,975	$1,770,336
Impact of trading-related earning assets	(487,345)	(444,584)	(492,510)	(434,499)
Average earning assets excluding trading-related earning assets (2)	$1,281,991	$1,327,984	$1,292,465	$1,335,837
Net interest yield contribution (FTE basis) (3)
As reported (1)	2.44%	2.21%	2.44%	2.36%
Impact of trading-related activities	0.64	0.55	0.62	0.55
Net interest yield on earning assets excluding trading-related activities (2)	3.08%	2.76%	3.06%	2.91%

(1)
Net interest income and net interest yield include fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, of $40 million and $73 million for the three and six months ended June 30, 2013 and $52 million and $99 million for the three and six months ended June 30, 2012.

(2)	Represents a non-GAAP financial measure.

(3)	Calculated on an annualized basis.

For the three and six months ended June 30, 2013, net interest income excluding trading-related net interest income increased $723 million to $9.9 billion, and $331 million to $19.7 billion compared to the same periods in 2012. The increases were primarily due to reductions in long-term debt balances, positive market-related premium amortization and hedge ineffectiveness on debt securities, higher commercial loan balances and lower rates paid on deposits, partially offset by lower consumer loan balances as well as lower asset yields driven by the low rate environment. For more information on the impacts of rising interest rates, see Interest Rate Risk Management for Nontrading Activities on page 130.

Average earning assets excluding trading-related earning assets for the three and six months ended June 30, 2013 decreased $46.0 billion to $1,282.0 billion, and $43.4 billion to $1,292.5 billion compared to the same periods in 2012. The decreases were primarily due to declines in consumer loans and time deposits placed, partially offset by increases in commercial loans. In addition, for the three months ended June 30, 2013, the decrease was also driven by lower investment securities balances.

For the three and six months ended June 30, 2013, net interest yield on earning assets excluding trading-related activities increased 32 bps to 3.08 percent, and 15 bps to 3.06 percent compared to the same periods in 2012 due to the same factors described above.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis
	Second Quarter 2013			First Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$15,088	$46	1.21%	$16,129	$46	1.17%
Federal funds sold and securities borrowed or purchased under agreements to resell	233,394	319	0.55	237,463	315	0.54
Trading account assets	181,620	1,224	2.70	194,364	1,380	2.87
Debt securities (2)	343,260	2,557	2.98	356,399	2,556	2.87
Loans and leases (3):
Residential mortgage (4)	257,275	2,246	3.49	258,630	2,340	3.62
Home equity	101,708	951	3.74	105,939	997	3.80
U.S. credit card	89,722	2,192	9.80	91,712	2,249	9.95
Non-U.S. credit card	10,613	315	11.93	11,027	329	12.10
Direct/Indirect consumer (5)	82,485	598	2.90	82,364	620	3.06
Other consumer (6)	1,756	17	4.17	1,666	19	4.36
Total consumer	543,559	6,319	4.66	551,338	6,554	4.79
U.S. commercial	217,464	1,741	3.21	210,706	1,666	3.20
Commercial real estate (7)	40,612	340	3.36	39,179	326	3.38
Commercial lease financing	23,579	205	3.48	23,534	236	4.01
Non-U.S. commercial	89,020	543	2.45	81,502	467	2.32
Total commercial	370,675	2,829	3.06	354,921	2,695	3.07
Total loans and leases	914,234	9,148	4.01	906,259	9,249	4.12
Other earning assets	81,740	713	3.50	90,172	733	3.29
Total earning assets (8)	1,769,336	14,007	3.17	1,800,786	14,279	3.20
Cash and cash equivalents (1)	104,486	40		92,846	33
Other assets, less allowance for loan and lease losses	310,788			318,798
Total assets	$2,184,610			$2,212,430

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

(4)
Includes non-U.S. residential mortgage loans of $86 million and $90 million in the second and first quarters of 2013, and $93 million, $92 million and $89 million in the fourth, third and second quarters of 2012, respectively.

(5)
Includes non-U.S. consumer loans of $7.5 billion and $7.7 billion in the second and first quarters of 2013, and $8.1 billion, $7.8 billion and $7.8 billion in the fourth, third and second quarters of 2012, respectively.

(6)
Includes consumer finance loans of $1.3 billion and $1.4 billion in the second and first quarters of 2013, and $1.4 billion, $1.5 billion and $1.6 billion in the fourth, third and second quarters of 2012, respectively; consumer leases of $291 million and $138 million in the second and first quarters of 2013, $3 million in the fourth quarter of 2012, and none in third and second quarters of 2012; other non-U.S. consumer loans of $5 million in both the second and first quarters of 2013, and $4 million, $997 million and $895 million in the fourth, third and second quarters of 2012, respectively; and consumer overdrafts of $136 million and $142 million in the second and first quarters of 2013, and $156 million, $158 million and $108 million in the fourth, third and second quarters of 2012, respectively.

(7)
Includes U.S. commercial real estate loans of $39.1 billion and $37.7 billion in the second and first quarters of 2013, and $36.7 billion, $35.4 billion and $36.0 billion in the fourth, third and second quarters of 2012, respectively; and non-U.S. commercial real estate loans of $1.5 billion in both the second and first quarters of 2013, and $1.5 billion, $1.5 billion and $1.6 billion in the fourth, third and second quarters of 2012, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $63 million and $141 million in the second and first quarters of 2013, and $146 million, $136 million and $366 million in the fourth, third and second quarters of 2012, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $660 million and $618 million in the second and first quarters of 2013, and $598 million, $454 million and $591 million in the fourth, third and second quarters of 2012, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 130.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2012			Third Quarter 2012			Second Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$16,967	$50	1.14%	$15,849	$58	1.47%	$27,476	$64	0.94%
Federal funds sold and securities borrowed or purchased under agreements to resell	241,950	329	0.54	234,955	353	0.60	234,148	360	0.62
Trading account assets	186,252	1,362	2.91	166,192	1,243	2.98	165,906	1,302	3.15
Debt securities (2)	360,213	2,201	2.44	355,302	2,068	2.33	357,081	1,910	2.14
Loans and leases (3):
Residential mortgage (4)	256,564	2,292	3.57	261,337	2,409	3.69	266,365	2,555	3.84
Home equity	110,270	1,068	3.86	116,308	1,100	3.77	119,785	1,091	3.66
U.S. credit card	92,849	2,336	10.01	93,292	2,353	10.04	95,018	2,356	9.97
Non-U.S. credit card	13,081	383	11.66	13,329	385	11.48	13,641	396	11.68
Direct/Indirect consumer (5)	82,583	662	3.19	82,635	704	3.39	84,198	733	3.50
Other consumer (6)	1,602	19	4.57	2,654	40	6.03	2,565	41	6.41
Total consumer	556,949	6,760	4.84	569,555	6,991	4.89	581,572	7,172	4.95
U.S. commercial	209,496	1,729	3.28	201,072	1,752	3.47	199,644	1,742	3.51
Commercial real estate (7)	38,192	341	3.55	36,929	329	3.54	37,627	323	3.46
Commercial lease financing	22,839	184	3.23	21,545	202	3.75	21,446	216	4.02
Non-U.S. commercial	65,690	433	2.62	59,758	401	2.67	59,209	369	2.50
Total commercial	336,217	2,687	3.18	319,304	2,684	3.35	317,926	2,650	3.35
Total loans and leases	893,166	9,447	4.21	888,859	9,675	4.34	899,498	9,822	4.38
Other earning assets	90,388	771	3.40	89,118	760	3.40	88,459	716	3.24
Total earning assets (8)	1,788,936	14,160	3.16	1,750,275	14,157	3.22	1,772,568	14,174	3.21
Cash and cash equivalents (1)	111,671	42		122,716	48		116,025	52
Other assets, less allowance for loan and lease losses	309,758			300,321			305,970
Total assets	$2,210,365			$2,173,312			$2,194,563
For footnotes see page 24.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Second Quarter 2013			First Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$44,897	$6	0.05%	$42,934	$6	0.05%
NOW and money market deposit accounts	500,628	107	0.09	501,177	117	0.09
Consumer CDs and IRAs	85,001	130	0.62	88,376	138	0.63
Negotiable CDs, public funds and other deposits	22,721	27	0.46	20,880	26	0.52
Total U.S. interest-bearing deposits	653,247	270	0.17	653,367	287	0.18
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	10,832	17	0.64	12,153	19	0.64
Governments and official institutions	924	—	0.26	901	1	0.23
Time, savings and other	55,661	79	0.56	54,599	75	0.56
Total non-U.S. interest-bearing deposits	67,417	96	0.57	67,653	95	0.57
Total interest-bearing deposits	720,664	366	0.20	721,020	382	0.22
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	318,028	809	1.02	337,644	749	0.90
Trading account liabilities	94,349	427	1.82	92,047	472	2.08
Long-term debt	270,198	1,674	2.48	273,999	1,834	2.70
Total interest-bearing liabilities (8)	1,403,239	3,276	0.94	1,424,710	3,437	0.98
Noninterest-bearing sources:
Noninterest-bearing deposits	359,292			354,260
Other liabilities	187,016			196,465
Shareholders' equity	235,063			236,995
Total liabilities and shareholders' equity	$2,184,610			$2,212,430
Net interest spread			2.23%			2.22%
Impact of noninterest-bearing sources			0.20			0.21
Net interest income/yield on earning assets (1)		$10,731	2.43%		$10,842	2.43%
For footnotes see page 24.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2012			Third Quarter 2012			Second Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,294	$6	0.06%	$41,581	$11	0.10%	$42,394	$14	0.13%
NOW and money market deposit accounts	479,130	146	0.12	465,679	173	0.15	460,788	188	0.16
Consumer CDs and IRAs	91,256	156	0.68	94,140	172	0.73	96,858	171	0.71
Negotiable CDs, public funds and other deposits	19,904	27	0.54	19,587	30	0.61	21,661	35	0.65
Total U.S. interest-bearing deposits	631,584	335	0.21	620,987	386	0.25	621,701	408	0.26
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	11,964	22	0.71	13,883	19	0.56	14,598	25	0.69
Governments and official institutions	876	1	0.29	1,019	1	0.31	895	1	0.37
Time, savings and other	53,655	80	0.60	52,175	78	0.59	52,584	85	0.65
Total non-U.S. interest-bearing deposits	66,495	103	0.62	67,077	98	0.58	68,077	111	0.65
Total interest-bearing deposits	698,079	438	0.25	688,064	484	0.28	689,778	519	0.30
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	336,341	855	1.01	325,023	893	1.09	318,909	943	1.19
Trading account liabilities	80,084	420	2.09	77,528	418	2.14	84,728	448	2.13
Long-term debt	277,894	1,934	2.77	291,684	2,243	3.07	333,173	2,534	3.05
Total interest-bearing liabilities (8)	1,392,398	3,647	1.04	1,382,299	4,038	1.16	1,426,588	4,444	1.25
Noninterest-bearing sources:
Noninterest-bearing deposits	379,997			361,633			343,110
Other liabilities	199,458			193,341			189,307
Shareholders' equity	238,512			236,039			235,558
Total liabilities and shareholders' equity	$2,210,365			$2,173,312			$2,194,563
Net interest spread			2.12%			2.06%			1.96%
Impact of noninterest-bearing sources			0.22			0.25			0.24
Net interest income/yield on earning assets (1)		$10,513	2.34%		$10,119	2.31%		$9,730	2.20%
For footnotes see page 24.

Table 13
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Six Months Ended June 30
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$15,606	$92	1.19%	$29,440	$129	0.88%
Federal funds sold and securities borrowed or purchased under agreements to resell	235,417	634	0.54	233,604	820	0.71
Trading account assets	187,957	2,604	2.79	165,010	2,701	3.29
Debt securities (2)	349,794	5,113	2.92	349,350	4,662	2.67
Loans and leases (3):
Residential mortgage (4)	257,949	4,586	3.56	269,436	5,145	3.82
Home equity	103,812	1,948	3.77	121,433	2,257	3.73
U.S. credit card	90,712	4,441	9.87	96,676	4,815	10.02
Non-U.S. credit card	10,819	644	12.01	13,896	804	11.64
Direct/Indirect consumer (5)	82,425	1,218	2.98	86,259	1,534	3.58
Other consumer (6)	1,710	36	4.26	2,592	81	6.33
Total consumer	547,427	12,873	4.73	590,292	14,636	4.98
U.S. commercial	214,103	3,407	3.21	197,377	3,498	3.56
Commercial real estate (7)	39,899	666	3.37	38,408	662	3.47
Commercial lease financing	23,556	441	3.75	21,563	488	4.52
Non-U.S. commercial	85,284	1,010	2.39	58,970	760	2.59
Total commercial	362,842	5,524	3.07	316,318	5,408	3.44
Total loans and leases	910,269	18,397	4.07	906,610	20,044	4.44
Other earning assets	85,932	1,446	3.39	86,322	1,439	3.35
Total earning assets (8)	1,784,975	28,286	3.18	1,770,336	29,795	3.38
Cash and cash equivalents (1)	98,698	73		114,268	99
Other assets, less allowance for loan and lease losses	314,770			306,264
Total assets	$2,198,443			$2,190,868

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

(4)	Includes non-U.S. residential mortgage loans of $88 million for both the six months ended June 30, 2013 and 2012.

(5)	Includes non-U.S. consumer loans of $7.6 billion and $7.7 billion for the six months ended June 30, 2013 and 2012.

(6)
Includes consumer finance loans of $1.4 billion and $1.6 billion, consumer leases of $215 million and none, other non-U.S. consumer loans of $5 million and $899 million, and consumer overdrafts of $139 million and $99 million for the six months ended June 30, 2013 and 2012.

(7)
Includes U.S. commercial real estate loans of $38.4 billion and $36.7 billion, and non-U.S. commercial real estate loans of $1.5 billion and $1.7 billion for the six months ended June 30, 2013 and 2012.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $204 million and $472 million for the six months ended June 30, 2013 and 2012. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.3 billion and $1.2 billion for the six months ended June 30, 2013 and 2012. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 130.

Table 13
Year-to-Date Average Balances and Interest Rates – FTE Basis (continued)
	Six Months Ended June 30
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$43,921	$12	0.05%	$41,468	$28	0.13%
NOW and money market deposit accounts	500,901	224	0.09	459,718	374	0.16
Consumer CDs and IRAs	86,679	268	0.62	98,451	365	0.75
Negotiable CDs, public funds and other deposits	21,806	53	0.49	22,125	71	0.64
Total U.S. interest-bearing deposits	653,307	557	0.17	621,762	838	0.27
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	11,489	36	0.64	16,384	53	0.65
Governments and official institutions	912	1	0.24	1,091	2	0.40
Time, savings and other	55,133	154	0.56	53,912	175	0.65
Total non-U.S. interest-bearing deposits	67,534	191	0.57	71,387	230	0.65
Total interest-bearing deposits	720,841	748	0.21	693,149	1,068	0.31
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	327,782	1,558	0.96	305,981	1,824	1.20
Trading account liabilities	93,204	899	1.95	78,300	925	2.38
Long-term debt	272,088	3,508	2.59	348,346	5,242	3.02
Total interest-bearing liabilities (8)	1,413,915	6,713	0.96	1,425,776	9,059	1.28
Noninterest-bearing sources:
Noninterest-bearing deposits	356,790			338,351
Other liabilities	191,714			192,679
Shareholders' equity	236,024			234,062
Total liabilities and shareholders' equity	$2,198,443			$2,190,868
Net interest spread			2.22%			2.10%
Impact of noninterest-bearing sources			0.21			0.25
Net interest income/yield on earning assets (1)		$21,573	2.43%		$20,736	2.35%
For footnotes see page 28.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through five business segments: CBB, CRES, Global Banking, Global Markets and GWIM, with the remaining operations recorded in All Other. We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 18. Table 14 provides selected summary financial data for our business segments and All Other for the three and six months ended June 30, 2013 compared to the same periods in 2012. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 14
Business Segment Results
	Three Months Ended June 30
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Consumer & Business Banking	$7,434	$7,495	$967	$1,157	$4,183	$4,420	$1,392	$1,208
Consumer Real Estate Services	2,115	2,529	291	187	3,394	3,524	(937)	(744)
Global Banking	4,139	3,908	163	(152)	1,859	1,967	1,291	1,318
Global Markets	4,189	3,578	(16)	(1)	2,769	2,855	959	497
Global Wealth & Investment Management	4,499	4,094	(15)	47	3,272	3,177	758	548
All Other	573	598	(179)	535	541	1,105	549	(364)
Total FTE basis	22,949	22,202	1,211	1,773	16,018	17,048	4,012	2,463
FTE adjustment	(222)	(234)	—	—	—	—	—	—
Total Consolidated	$22,727	$21,968	$1,211	$1,773	$16,018	$17,048	$4,012	$2,463

	Six Months Ended June 30
	2013	2012	2013	2012	2013	2012	2013	2012
Consumer & Business Banking	$14,846	$15,128	$1,919	$2,064	$8,353	$8,725	$2,831	$2,740
Consumer Real Estate Services	4,427	5,193	626	694	8,800	7,404	(3,094)	(1,879)
Global Banking	8,169	7,937	312	(427)	3,696	3,928	2,575	2,802
Global Markets	9,058	7,985	(11)	(14)	5,842	6,090	2,128	1,326
Global Wealth & Investment Management	8,920	8,241	7	93	6,525	6,409	1,478	1,098
All Other	937	203	71	1,781	2,302	3,633	(423)	(2,971)
Total FTE basis	46,357	44,687	2,924	4,191	35,518	36,189	5,495	3,116
FTE adjustment	(433)	(441)	—	—	—	—	—	—
Total Consolidated	$45,924	$44,246	$2,924	$4,191	$35,518	$36,189	$5,495	$3,116
(1) Total revenue is net of interest expense and is on a FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 18.

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

Effective January 1, 2013, on a prospective basis, we adjusted the amount of capital being allocated to our business segments. The adjustment reflects a refinement to the prior-year methodology (economic capital) which focused solely on internal risk-based economic capital models. The refined methodology (allocated capital) now also considers the effect of regulatory capital requirements in addition to internal risk-based economic capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. See Managing Risk on page 68 and Strategic Risk Management on page 69 for more information on the nature of these risks. The capital allocated to the business segments is currently referred to as allocated capital and, prior to January 1, 2013, was referred to as economic capital, both of which represent non-GAAP financial measures. Allocated capital in the business segments is subject to change over time.

For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. For additional information, see Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

For more information on the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 20 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended June 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$2,472	$2,216	$2,562	$2,662	$5,034	$4,878	3%
Noninterest income:
Card income	15	19	1,171	1,326	1,186	1,345	(12)
Service charges	1,035	1,081	—	—	1,035	1,081	(4)
All other income	117	97	62	94	179	191	(6)
Total noninterest income	1,167	1,197	1,233	1,420	2,400	2,617	(8)
Total revenue, net of interest expense (FTE basis)	3,639	3,413	3,795	4,082	7,434	7,495	(1)

Provision for credit losses	35	191	932	966	967	1,157	(16)
Noninterest expense	2,812	2,865	1,371	1,555	4,183	4,420	(5)
Income before income taxes	792	357	1,492	1,561	2,284	1,918	19
Income tax expense (FTE basis)	308	132	584	578	892	710	26
Net income	$484	$225	$908	$983	$1,392	$1,208	15

Net interest yield (FTE basis)	1.88%	1.87%	7.26%	7.09%	3.72%	4.00%
Return on average allocated capital (1)	12.62	—	24.98	—	18.64	—
Return on average economic capital (1)	—	7.06	—	36.15	—	20.46
Efficiency ratio (FTE basis)	77.24	83.91	36.14	38.14	56.26	58.98

Balance Sheet

Average
Total loans and leases	$22,434	$23,609	$141,159	$149,956	$163,593	$173,565	(6)
Total earning assets (2)	526,322	475,573	141,599	151,031	542,697	490,845	11
Total assets (2)	559,119	509,052	150,248	158,702	584,143	531,995	10
Total deposits	521,784	473,992	n/m	n/m	522,259	474,328	10
Allocated capital (1)	15,400	—	14,600	—	30,000	—	n/m
Economic capital (1)	—	12,837	—	10,970	—	23,807	n/m

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

(2)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

	Six Months Ended June 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$4,859	$4,669	$5,188	$5,491	$10,047	$10,160	(1)%
Noninterest income:
Card income	30	31	2,363	2,603	2,393	2,634	(9)
Service charges	2,048	2,143	—	—	2,048	2,143	(4)
All other income	219	183	139	8	358	191	87
Total noninterest income	2,297	2,357	2,502	2,611	4,799	4,968	(3)
Total revenue, net of interest expense (FTE basis)	7,156	7,026	7,690	8,102	14,846	15,128	(2)

Provision for credit losses	98	278	1,821	1,786	1,919	2,064	(7)
Noninterest expense	5,633	5,739	2,720	2,986	8,353	8,725	(4)
Income before income taxes	1,425	1,009	3,149	3,330	4,574	4,339	5
Income tax expense (FTE basis)	543	372	1,200	1,227	1,743	1,599	9
Net income	$882	$637	$1,949	$2,103	$2,831	$2,740	3

Net interest yield (FTE basis)	1.90%	1.99%	7.33%	7.11%	3.80%	4.19%
Return on average allocated capital (1)	11.55	—	26.97	—	19.06	—
Return on average economic capital (1)	—	10.25	—	37.98	—	23.32
Efficiency ratio (FTE basis)	78.71	81.68	35.37	36.86	56.26	57.68

Balance Sheet

Average
Total loans and leases	$22,525	$23,842	$142,188	$154,129	$164,713	$177,971	(7)
Total earning assets (2)	516,481	471,292	142,629	155,323	532,966	487,268	9
Total assets (2)	549,273	504,744	151,231	162,717	574,360	528,114	9
Total deposits	511,978	468,854	n/m	n/m	512,438	469,181	9
Allocated capital (1)	15,400	—	14,600	—	30,000	—	n/m
Economic capital (1)	—	12,513	—	11,169	—	23,682	n/m

Period end	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Total loans and leases	$22,467	$22,907	$142,384	$146,359	$164,851	$169,266	(3)
Total earning assets (2)	528,738	498,151	142,824	146,809	545,685	513,114	6
Total assets (2)	561,657	531,353	151,796	155,408	587,576	554,915	6
Total deposits	523,928	495,711	n/m	n/m	525,099	496,159	6
For footnotes see page 32.

CBB, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 5,300 banking centers, 16,350 ATMs, nationwide call centers, and online and mobile platforms. During the first quarter of 2013, Business Banking results were moved into Deposits as we continue to integrate these businesses. During the second quarter of 2013, consumer Dealer Financial Services results were moved into CBB from Global Banking to align this business more closely with our consumer lending activity and better serve the needs of our customers. As a result, Card Services was renamed Consumer Lending. Prior periods were reclassified to conform to current period presentation.

CBB Results

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for CBB increased $184 million to $1.4 billion primarily due to lower noninterest expense and provision for credit losses, partially offset by lower revenue. Net interest income increased $156 million to $5.0 billion reflecting higher ALM activities and growth in deposit balances, partially offset by compressed deposit spreads due to the continued low rate environment and the impact of lower average loan balances primarily in Consumer Lending. Noninterest income decreased $217 million to $2.4 billion driven by lower card income primarily from the exit of consumer protection products and the allocation of certain card revenue to GWIM for its clients with a credit card, lower deposit service charges, and the net impact of portfolio sales.

The provision for credit losses decreased $190 million to $967 million largely due to improvements in credit quality in the small business portfolio within Deposits. Noninterest expense decreased $237 million to $4.2 billion primarily due to lower litigation and operating expenses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for CBB increased $91 million to $2.8 billion primarily driven by the same factors as described in the three-month discussion above. Net interest income decreased $113 million to $10.0 billion reflecting compressed deposit spreads due to the continued low rate environment and the impact of lower average loan balances primarily in Consumer Lending, partially offset by higher ALM activities and growth in deposit balances. Noninterest income decreased $169 million to $4.8 billion driven by lower card income primarily from the allocation of certain card revenue to GWIM for its clients with a credit card, lower deposit service charges and the net impact of portfolio sales.

The provision for credit losses decreased $145 million to $1.9 billion and noninterest expense decreased $372 million to $8.4 billion driven by the same factors as described in the three-month discussion above.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for Deposits increased $259 million to $484 million primarily due to higher revenue, and lower provision for credit losses and noninterest expense. Net interest income increased $256 million to $2.5 billion reflecting higher ALM activities, growth in deposit balances, a customer shift to higher spread liquid products and continued pricing discipline, partially offset by compressed deposit spreads due to the continued low rate environment. Noninterest income decreased $30 million to $1.2 billion primarily due to lower deposit service charges.

The provision for credit losses decreased $156 million to $35 million due to improvements in credit quality in the small business portfolio. Noninterest expense decreased $53 million to $2.8 billion primarily due to lower operating expense.

Average loans decreased $1.2 billion to $22.4 billion primarily driven by loan prepayments and continued run-off of non-core portfolios. Average deposits increased $47.8 billion to $521.8 billion driven by a customer shift to more liquid products in the low rate environment. Additionally, $17.6 billion of the increase in average deposits was due to net transfers of deposits from other businesses, largely GWIM. Growth in checking, traditional savings and money market savings of $52.3 billion was partially offset by a decline in time deposits of $4.5 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by seven bps to twelve bps.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for Deposits increased $245 million to $882 million driven by the same factors as described in the three-month discussion above. Net interest income increased $190 million to $4.9 billion, noninterest income decreased $60 million to $2.3 billion and the provision for credit losses decreased $180 million to $98 million. These changes were driven by the same factors as described in the three-month discussion. Noninterest expense decreased $106 million to $5.6 billion as lower operating expense was partially offset by higher litigation expense.

Average loans decreased $1.3 billion to $22.5 billion and average deposits increased $43.1 billion to $512.0 billion driven by the same factors as described in the three-month discussion above. Of the increase in average deposits, $12.2 billion was due to net transfers of deposits from other businesses, largely GWIM.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Total deposit spreads (excludes noninterest costs)	1.51%	1.88%	1.51%	1.92%

Period end
Client brokerage assets (in millions)			$84,182	$72,226
Online banking active accounts (units in thousands)			29,867	30,232
Mobile banking active accounts (units in thousands)			13,214	10,290
Banking centers			5,328	5,594
ATMs			16,354	16,220

Mobile banking customers increased 2.9 million reflecting continuing changes in our customers' banking preferences. The number of banking centers declined by 266 and ATMs increased by 134 as we continue to optimize our consumer banking network and improve our cost-to-serve.

Consumer Lending

Consumer Lending is one of the leading issuers of credit and debit cards to consumers and small businesses in the U.S. Our lending products and services also include direct and indirect consumer loans such as automotive, marine, aircraft, recreational vehicle loans and consumer personal loans. In addition to earning net interest spread revenue on its lending activities, Consumer Lending generates interchange revenue from credit and debit card transactions as well as annual credit card fees and other miscellaneous fees.

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling regarding the Federal Reserve's rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act's (Financial Reform Act) Durbin Amendment. The ruling requires the Federal Reserve to reconsider the current $0.21 per transaction cap on debit card interchange fees. If the Federal Reserve implements a lower per transaction cap, it may have a significant adverse impact on our debit card interchange fee revenue in future periods. We cannot predict the actions that the Federal Reserve may take, or the timing thereof, in response to the ruling.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for Consumer Lending decreased $75 million to $908 million primarily driven by a decrease in revenue, partially offset by lower noninterest expense and a decrease in the provision for credit losses. Net interest income decreased $100 million to $2.6 billion driven by the impact of lower average loan balances. The net interest yield increased 17 bps to 7.26 percent primarily due to lower funding costs. Noninterest income decreased $187 million to $1.2 billion driven by lower card income primarily from the exit of consumer protection products and the allocation of certain card revenue to GWIM for its clients with a credit card, and the net impact of portfolio sales.

The provision for credit losses decreased $34 million to $932 million due to improvements in credit quality. Noninterest expense decreased $184 million to $1.4 billion primarily due to lower litigation and operating expenses.

Average loans decreased $8.8 billion to $141.2 billion primarily driven by charge-offs and continued run-off of non-core portfolios.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for Consumer Lending decreased $154 million to $1.9 billion primarily driven by a decrease in revenue, partially offset by lower noninterest expense. Net interest income decreased $303 million to $5.2 billion while the net interest yield increased 22 bps to 7.33 percent. These changes were driven by the same factors as described in the three-month discussion. Noninterest income decreased $109 million to $2.5 billion driven by lower card income primarily from the allocation of certain card revenue to GWIM for its clients with a credit card and the net impact of portfolio sales.

The provision for credit losses of $1.8 billion remained relatively unchanged. Noninterest expense decreased $266 million to $2.7 billion driven by the same factors as described in the three-month discussion.

Average loans decreased $11.9 billion to $142.2 billion primarily driven by the same factors as described in the three-month discussion.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
U.S. credit card
Gross interest yield	9.80%	9.97%	9.87%	10.02%
Risk-adjusted margin	8.11	7.51	8.25	7.02
New accounts (in thousands)	957	782	1,863	1,564
Purchase volumes	$51,945	$48,886	$98,577	$93,683
Debit card purchase volumes	$67,740	$64,993	$132,375	$128,025

During the three and six months ended June 30, 2013, the U.S. credit card risk-adjusted margin increased 60 bps and 123 bps from the same periods in 2012 due to a decrease in net charge-offs driven by an improvement in credit quality. U.S. credit card purchase volumes increased $3.1 billion to $51.9 billion, and $4.9 billion to $98.6 billion and debit card purchase volumes increased $2.7 billion to $67.7 billion, and $4.4 billion to $132.4 billion compared to the same periods in 2012, reflecting higher levels of consumer spending.

Consumer Real Estate Services

	Three Months Ended June 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$344	$330	$355	$383	$699	$713	(2)%
Noninterest income:
Mortgage banking income	654	826	757	994	1,411	1,820	(22)
All other income (loss)	6	(31)	(1)	27	5	(4)	n/m
Total noninterest income	660	795	756	1,021	1,416	1,816	(22)
Total revenue, net of interest expense (FTE basis)	1,004	1,125	1,111	1,404	2,115	2,529	(16)

Provision for credit losses	64	(35)	227	222	291	187	56
Noninterest expense	863	791	2,531	2,733	3,394	3,524	(4)
Income (loss) before income taxes	77	369	(1,647)	(1,551)	(1,570)	(1,182)	33
Income tax expense (benefit) (FTE basis)	30	136	(663)	(574)	(633)	(438)	45
Net income (loss)	$47	$233	$(984)	$(977)	$(937)	$(744)	26

Net interest yield (FTE basis)	2.57%	2.29%	2.95%	2.27%	2.75%	2.28%
Efficiency ratio (FTE basis)	85.96	70.31	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$46,870	$50,580	$43,244	$54,927	$90,114	$105,507	(15)
Total earning assets	53,739	57,869	48,347	67,731	102,086	125,600	(19)
Total assets	54,000	58,898	68,275	92,616	122,275	151,514	(19)
Allocated capital (1)	6,000	—	18,000	—	24,000	—	n/m
Economic capital (1)	—	3,700	—	10,420	—	14,120	n/m

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

n/m = not meaningful

	Six Months Ended June 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$691	$677	$751	$804	$1,442	$1,481	(3)%
Noninterest income:
Mortgage banking income	1,351	1,541	1,547	2,107	2,898	3,648	(21)
All other income (loss)	(58)	(4)	145	68	87	64	36
Total noninterest income	1,293	1,537	1,692	2,175	2,985	3,712	(20)
Total revenue, net of interest expense (FTE basis)	1,984	2,214	2,443	2,979	4,427	5,193	(15)

Provision for credit losses	156	19	470	675	626	694	(10)
Noninterest expense	1,676	1,644	7,124	5,760	8,800	7,404	19
Income (loss) before income taxes	152	551	(5,151)	(3,456)	(4,999)	(2,905)	72
Income tax expense (benefit) (FTE basis)	58	203	(1,963)	(1,229)	(1,905)	(1,026)	86
Net income (loss)	$94	$348	$(3,188)	$(2,227)	$(3,094)	$(1,879)	65

Net interest yield (FTE basis)	2.59%	2.36%	3.02%	2.32%	2.80%	2.34%
Efficiency ratio (FTE basis)	84.48	74.25	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$47,048	$51,122	$44,483	$56,432	$91,531	$107,554	(15)
Total earning assets	53,743	57,672	50,147	69,648	103,890	127,320	(18)
Total assets	54,251	58,623	71,035	96,113	125,286	154,736	(19)
Allocated capital (1)	6,000	—	18,000	—	24,000	—	n/m
Economic capital (1)	—	3,583	—	10,872	—	14,455	n/m

Period end	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Total loans and leases	$46,891	$47,742	$42,366	$46,918	$89,257	$94,660	(6)
Total earning assets	53,571	54,394	48,640	52,580	102,211	106,974	(4)
Total assets	53,674	55,463	70,357	75,584	124,031	131,047	(5)
For footnotes see page 37.

CRES operations include Home Loans and Legacy Assets & Servicing. Home Loans is responsible for ongoing loan production activities and the CRES home equity loan portfolio not selected for inclusion in the Legacy Assets & Servicing owned portfolio. Legacy Assets & Servicing is responsible for all of our mortgage servicing activities related to loans serviced for others and loans held by the Corporation, including loans that have been designated as the Legacy Assets & Servicing Portfolios. For more information on MSRs, see page 44. The Legacy Assets & Servicing Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans that would not have been originated under our underwriting standards prior to January 1, 2011. For more information on our Legacy Portfolios, see page 40. In addition, Legacy Assets & Servicing is responsible for managing legacy exposures related to CRES (e.g., representations and warranties). This alignment allows CRES management to lead the ongoing Home Loans business while also providing focus on legacy mortgage issues and servicing activities.

CRES, primarily through Home Loans operations, generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products offered by Home Loans include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOCs) and home equity loans. First mortgage products are generally either sold into the secondary mortgage market to investors, while we generally retain MSRs (which are on the balance sheet of Legacy Assets & Servicing) and the Bank of America customer relationships, or are held on the balance sheet in All Other for ALM purposes. Home Loans is compensated for loans held for ALM purposes on a management accounting basis with the corresponding offset in All Other. Newly originated HELOCs and home equity loans are retained on the CRES balance sheet in Home Loans.

CRES includes the impact of migrating customers and their related loan balances between GWIM and CRES. For more information on the transfer of customer balances, see GWIM on page 52.

CRES Results

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The net loss for CRES increased $193 million to $937 million primarily driven by lower mortgage banking income and higher provision for credit losses, partially offset by lower noninterest expense. Mortgage banking income decreased $409 million due to both lower servicing income and lower core production income, partially offset by lower representations and warranties provision. The decrease in servicing income was due to a decline in the size of our servicing portfolio driven by strategic sales of MSRs as well as loan prepayment activity. Loan prepayment activity exceeded new originations during the second quarter largely due to our exit from the correspondent lending channel in late 2011. The provision for credit losses increased $104 million reflecting a slower rate of credit quality improvement than the year-ago period. Noninterest expense decreased $130 million primarily due to lower expenses in Legacy Assets & Servicing, partially offset by higher loan production costs due to higher loan originations.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The net loss for CRES increased $1.2 billion to $3.1 billion primarily driven by higher noninterest expense and lower mortgage banking income, partially offset by lower provision for credit losses. Mortgage banking income decreased $750 million driven by the same factors as described in the three-month discussion above. The provision for credit losses decreased $68 million primarily driven by an improved home price outlook in the purchased credit-impaired (PCI) portfolio. Noninterest expense increased $1.4 billion primarily due to higher litigation expense driven in large part by the MBIA Settlement, partially offset by lower costs due to the divestiture of certain ancillary servicing business units in 2012 and lower default-related servicing expenses.

Home Loans

Home Loans products are available to our customers through our retail network of approximately 5,300 banking centers, mortgage loan officers in approximately 320 locations and a sales force offering our customers direct telephone and online access to our products.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for Home Loans decreased $186 million to $47 million primarily driven by a decrease in noninterest income, higher provision for credit losses and an increase in noninterest expense. Noninterest income decreased $135 million primarily due to lower mortgage banking income driven by a decline in core production revenue as a result of industry-wide margin compression. The provision for credit losses increased $99 million reflecting a slower rate of credit quality improvement than the year-ago period. Noninterest expense increased $72 million primarily due to higher production costs associated with higher origination volume. The higher production costs were primarily personnel related as we continued to add mortgage loan officers, primarily in banking centers, and other employees in sales and fulfillment areas in order to expand capacity and enhance customer service.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for Home Loans decreased $254 million to $94 million primarily driven by a decrease in noninterest income, higher provision for credit losses and an increase in noninterest expense. Noninterest income decreased $244 million, the provision for credit losses increased $137 million and noninterest expense increased $32 million. These changes were driven by the same factors as described in the three-month discussion above.

Legacy Assets & Servicing

Legacy Assets & Servicing is responsible for all of our servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represents 34 percent and 41 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at June 30, 2013 and 2012.

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

Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervising foreclosures and property dispositions. In an effort to help our customers avoid foreclosure, Legacy Assets & Servicing evaluates various workout options prior to foreclosure sales which, combined with ongoing foreclosure delays in states where foreclosure requires a court order following a legal proceeding (judicial states), has resulted in elongated default timelines. Although we have resumed foreclosure proceedings in all states, there continues to be significant inventory levels in judicial states. For more information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The net loss for Legacy Assets & Servicing was relatively unchanged at $984 million primarily driven by a decrease in noninterest income, largely offset by a decline in noninterest expense. Noninterest income decreased $265 million primarily due to lower servicing income driven by a decline in the servicing portfolio and the divestiture of certain ancillary servicing business units in 2012, partially offset by lower representations and warranties provision and higher revenues from the sale of loans that had returned to performing status. The provision for credit losses was relatively unchanged at $227 million.

Noninterest expense decreased $202 million primarily due to a $255 million reduction in default-related servicing expenses and a $133 million decrease due to the divestiture of certain ancillary servicing business units in 2012. These decreases were partially offset by a $146 million increase in mortgage-related assessments, waivers and similar costs related to foreclosure delays and a $40 million increase in litigation expense. We expect that noninterest expense in Legacy Assets & Servicing, excluding litigation costs, will be below $2.0 billion in the fourth quarter of 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The net loss for Legacy Assets & Servicing increased $961 million to $3.2 billion primarily driven by an increase in noninterest expense and a decrease in noninterest income, partially offset by a decrease in the provision for credit losses. Noninterest income decreased $483 million due to the same factors described in the three-month discussion above. The provision for credit losses decreased $205 million due to an improved home price outlook in the PCI home equity loan portfolio.

Noninterest expense increased $1.4 billion primarily due to a $1.8 billion increase in litigation expense driven in large part by the MBIA Settlement, partially offset by a $253 million decline in costs due to the divestiture of certain ancillary servicing business units in 2012, a reduction of $77 million in default-related servicing expenses and a $65 million decrease in mortgage-related assessments, waivers and similar costs related to foreclosure delays.

Legacy Portfolios

The Legacy Portfolios (both owned and serviced) include those loans that would not have been originated under our underwriting standards prior to January 1, 2011. The PCI portfolios as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Portfolios. Since determining the pool of loans to be included in the Legacy Portfolios as of January 1, 2011, the criteria have not changed for these portfolios, but will continue to be evaluated over time.

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. The home equity loan portfolio is held on the balance sheet of Legacy Assets & Servicing; whereas, the residential mortgage loan portfolio is held on the balance sheet of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $5.7 billion during the six months ended June 30, 2013 to $125.4 billion, of which $42.4 billion was reflected on the Legacy Assets & Servicing balance sheet and the remainder was held on the balance sheet of All Other. The decrease was primarily related to payoffs, paydowns, charge-offs and PCI write-offs, largely offset by the addition of loans repurchased in connection with the Fannie Mae (FNMA) Settlement. For more information on the loans repurchased in connection with the FNMA Settlement, see Consumer Portfolio Credit Risk Management on page 83.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 33 percent and 40 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, of $887 billion and $1.5 trillion at June 30, 2013 and 2012. The decline in the Legacy Residential Mortgage Serviced Portfolio was primarily related to servicing transfers, paydowns and payoffs. We expect that by the end of the fourth quarter of 2013, the number of 60 days or more past due residential mortgage loans in the Legacy and Non-Legacy Residential Mortgage Serviced Portfolios will decline below 375,000 from 492,000 at June 30, 2013.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	June 30
(Dollars in billions)	2013	2012
Unpaid principal balance
Residential mortgage loans
Total	$289	$586
60 days or more past due	96	207

Number of loans serviced (in thousands)
Residential mortgage loans
Total	1,468	3,092
60 days or more past due	404	939

(1)	Excludes $45 billion and $72 billion of home equity loans and HELOCs at June 30, 2013 and 2012.

(2)
Excludes 190,000 loans for which servicing transferred to third parties as of June 30, 2013, with an effective MSR sale date of July 1, 2013, totaling approximately $41 billion of unpaid principal balance.

Non-Legacy Portfolio

As previously discussed, Legacy Assets & Servicing is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 67 percent and 60 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at June 30, 2013 and 2012. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily related to servicing transfers, paydowns and payoffs.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	June 30
(Dollars in billions)	2013	2012
Unpaid principal balance
Residential mortgage loans
Total	$598	$876
60 days or more past due	16	22

Number of loans serviced (in thousands)
Residential mortgage loans
Total	3,790	5,342
60 days or more past due	88	124

(1)	Excludes $54 billion and $60 billion of home equity loans and HELOCs at June 30, 2013 and 2012.

(2)
Excludes approximately 96,000 loans for which servicing transferred to third parties as of June 30, 2013, with an effective MSR sale date of July 1, 2013, totaling approximately $8 billion of unpaid principal balance.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Production income:
Core production revenue	$860	$902	$1,675	$1,830
Representations and warranties provision	(197)	(395)	(447)	(677)
Total production income	663	507	1,228	1,153
Servicing income:
Servicing fees	785	1,205	1,698	2,534
Impact of customer payments (1)	(260)	(282)	(574)	(803)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	215	194	527	388
Other servicing-related revenue	8	196	19	376
Total net servicing income	748	1,313	1,670	2,495
Total CRES mortgage banking income	1,411	1,820	2,898	3,648
Eliminations (3)	(233)	(161)	(457)	(377)
Total consolidated mortgage banking income	$1,178	$1,659	$2,441	$3,271

(1)	Represents the change in the value of the MSR asset due to the impact of customer payments received during the period.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

CRES first mortgage loan originations increased $6.3 billion, or 44 percent, reflecting an increase in our estimated retail market share combined with a higher market demand for both purchase and refinance transactions. Our increase in market share was due to expanded fulfillment capacity which allowed us to reduce the outstanding pipeline of applications and improve our competitive pricing position. Core production revenue decreased $42 million as higher origination volumes were more than offset by lower margins primarily due to industry-wide margin compression. This decline was partially offset by higher revenue from sales of loans that had returned to performing status. During the three months ended June 30, 2013, 83 percent of our first mortgage production volume was for refinance originations and 17 percent was for purchase originations compared to 81 percent and 19 percent for the same period in 2012. Home Affordable Refinance Program (HARP) refinance originations were 20 percent of all refinance originations, down from 31 percent for the same period in 2012 primarily due to the sales of MSRs. Making Home Affordable non-HARP refinance originations were 25 percent of all refinance originations as compared to 19 percent for the same period in 2012. The remaining 55 percent of refinance originations were conventional refinances as compared to 50 percent for the same period in 2012.

The representations and warranties provision decreased $198 million as the year-ago period included provision related to non-government-sponsored enterprise (GSE) exposures based on activity with certain counterparties.

Net servicing income decreased $565 million driven by lower servicing fees due to a smaller servicing portfolio and lower ancillary income due to the divestiture of certain servicing business units in 2012. The decline in the size of our servicing portfolio was driven by strategic sales of MSRs as well as loan prepayment activity, which exceeded new originations primarily due to our exit from the correspondent lending channel in late 2011. For more information on sales of MSRs, see Mortgage Servicing Rights – Sales of Mortgage Servicing Rights on page 44.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

CRES first mortgage loan originations increased $13.4 billion, or 51 percent, while core production revenue decreased $155 million due to the same factors noted in the three-month discussion. During the six months ended June 30, 2013, 87 percent of our first mortgage production volume was for refinance originations and 13 percent was for purchase originations compared to 82 percent and 18 percent for the same period in 2012. HARP refinance originations were 23 percent of all refinance originations compared to 24 percent for the same period in 2012. Making Home Affordable non-HARP refinance originations were 23 percent of all refinance originations as compared to 16 percent for the same period in 2012. The remaining 54 percent of refinance originations related to conventional refinances as compared to 60 percent for the same period in 2012.

The representations and warranties provision was $230 million lower due to the same factors as described in the three-month discussion.

Net servicing income decreased $825 million driven by lower servicing fees and ancillary income due to the same factors noted in the three-month discussion above. These declines were partially offset by a $229 million reduction in the impact of customer payments driven by a lower MSR asset combined with more favorable MSR results, net of hedges.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2013	2012	2013		2012
Loan production
Total Corporation (1):
First mortgage	$25,276	$18,005	$49,196		$33,243
Home equity	1,496	930	2,612		1,690
CRES:
First mortgage	$20,509	$14,206	$39,778		$26,391
Home equity	1,283	724	2,225		1,321

Period end			June 30 2013		December 31 2012
Mortgage serviced portfolio (in billions) (2, 3)			$986		$1,332
Mortgage loans serviced for investors (in billions)			759		1,045
Mortgage servicing rights:
Balance			5,827		5,716
Capitalized mortgage servicing rights (% of loans serviced for investors)			77	bps	55	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, HELOCs and home equity loans.

(3)
Excludes approximately 286,000 loans for which servicing transferred to third parties as of June 30, 2013, with an effective MSR sale date of July 1, 2013, totaling approximately $49 billion of unpaid principal balance.

Retail first mortgage loan originations for the total Corporation were $25.3 billion and $49.2 billion for the three and six months ended June 30, 2013 compared to $18.0 billion and $33.2 billion for the same periods in 2012. The increase of $7.3 billion for the three-month period and $16.0 billion for the six-month period was primarily driven by increased market share due to increased fulfillment capacity and an increase in the overall market demand for mortgages. Given the recent increase in interest rates, we expect the overall mortgage market to decline which will have an adverse impact on our mortgage loan originations, particularly our refinance originations. Our mortgage origination pipeline decreased five percent at June 30, 2013 compared to March 31, 2013.

Home equity production was $1.5 billion and $2.6 billion for the three and six months ended June 30, 2013 compared to $930 million and $1.7 billion for the same periods in 2012 with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved banking center engagement with customers and more competitive pricing.

Mortgage Servicing Rights

At June 30, 2013, the consumer MSR balance was $5.8 billion, which represented 77 bps of the related unpaid principal balance compared to $5.7 billion, or 55 bps of the related unpaid principal balance at December 31, 2012. The consumer MSR balance increased $111 million in the six months ended June 30, 2013 primarily driven by higher mortgage rates, which resulted in lower forecasted prepayment speeds, largely offset by MSR sales and the change in the MSR asset value due to the impact of customer payments received during the period. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 65. For more information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Sales of Mortgage Servicing Rights

As previously disclosed, during the first quarter of 2013, we entered into definitive agreements with certain counterparties, and on April 1, 2013 with an additional counterparty to sell the servicing rights on certain residential mortgage loans serviced for others, with an aggregate unpaid principal balance of approximately $314 billion. The sales involve approximately 2.1 million loans serviced by us as of the applicable contract dates, including approximately 202,000 residential mortgage loans and approximately 15,000 home equity loans that were 60 days or more past due based upon current estimates.

The transfers of servicing rights are occurring in stages throughout 2013, and more than half of the servicing had been transferred as of June 30, 2013. Certain of the transfers are subject to the approval or consent of certain third parties. There is no assurance that all the required approvals and consents will be obtained, and accordingly, some of these transfers may not be consummated. We expect that the sales, when completed, will ultimately lead to a reduction in servicing revenue of approximately $150 million per quarter compared to the fourth quarter of 2012.

Global Banking (1)

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$2,252	$1,940	16%	$4,412	$4,027	10%
Noninterest income:
Service charges	701	726	(3)	1,387	1,448	(4)
Investment banking fees	792	638	24	1,582	1,289	23
All other income	394	604	(35)	788	1,173	(33)
Total noninterest income	1,887	1,968	(4)	3,757	3,910	(4)
Total revenue, net of interest expense (FTE basis)	4,139	3,908	6	8,169	7,937	3

Provision for credit losses	163	(152)	n/m	312	(427)	n/m
Noninterest expense	1,859	1,967	(5)	3,696	3,928	(6)
Income before income taxes	2,117	2,093	1	4,161	4,436	(6)
Income tax expense (FTE basis)	826	775	7	1,586	1,634	(3)
Net income	$1,291	$1,318	(2)	$2,575	$2,802	(8)

Net interest yield (FTE basis)	3.15%	2.89%		3.16%	2.96%
Return on average allocated capital (2)	22.52	—		22.58	—
Return on average economic capital (2)	—	27.24		—	29.31
Efficiency ratio (FTE basis)	44.94	50.33		45.25	49.48

Balance Sheet

Average
Total loans and leases	$255,674	$219,504	16	$249,903	$221,854	13
Total earning assets	286,522	270,190	6	281,743	273,170	3
Total assets	327,531	311,043	5	322,814	314,088	3
Total deposits	227,668	213,862	6	224,909	212,638	6
Allocated capital (2)	23,000	—	n/m	23,000	—	n/m
Economic capital (2)	—	19,472	n/m	—	19,243	n/m

Period end				June 30 2013	December 31 2012
Total loans and leases				$258,502	$242,340	7
Total earning assets				293,733	289,036	2
Total assets				334,820	331,611	1
Total deposits				229,586	243,306	(6)

(1)
During the second quarter of 2013, the results of consumer Dealer Financial Services, previously reported in Global Banking, were moved to CBB. Prior periods have been reclassified to conform to current period presentation.

(2)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

n/m = not meaningful

Global Banking, which includes Global Corporate and Global Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also work with our clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships and not-for-profit companies. Global Corporate Banking includes large global corporations, financial institutions and leasing clients.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for Global Banking remained relatively unchanged as an increase in the provision for credit losses was largely offset by higher revenue and lower noninterest expense.

Revenue increased $231 million to $4.1 billion as higher net interest income and investment banking fees were partially offset by lower other income due to gains on liquidation of certain portfolios in the prior-year period.

The provision for credit losses increased $315 million to $163 million from a benefit of $152 million primarily as a result of commercial loan growth. In the year-ago quarter, charge-offs exceeded provision, which resulted in a net reduction in the reserve of $272 million.

Noninterest expense decreased $108 million to $1.9 billion primarily due to lower personnel expenses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for Global Banking decreased $227 million to $2.6 billion primarily driven by an increase in the provision for credit losses partially offset by higher revenue and lower noninterest expense, primarily driven by the same factors as described in the three-months discussion above.

Global Corporate and Global Commercial Banking

Global Corporate and Global Commercial Banking each include Business Lending and Global Treasury Services activities. Business Lending includes various lending-related products and services including commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Treasury Services includes deposits, treasury management, credit card, foreign exchange, and short-term investment and custody solutions to corporate and commercial banking clients. The table below presents a summary of Global Corporate and Global Commercial Banking results.

Global Corporate and Global Commercial Banking
	Three Months Ended June 30
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Revenue
Business Lending	$855	$836	$1,053	$912	$1,908	$1,748
Global Treasury Services	702	630	731	732	1,433	1,362
Total revenue, net of interest expense	$1,557	$1,466	$1,784	$1,644	$3,341	$3,110

Balance Sheet
Average
Total loans and leases	$126,771	$108,388	$128,873	$110,966	$255,644	$219,354
Total deposits	123,482	108,600	104,141	105,237	227,623	213,837

	Six Months Ended June 30
	2013	2012	2013	2012	2013	2012
Revenue
Business Lending	$1,706	$1,697	$2,001	$1,800	$3,707	$3,497
Global Treasury Services	1,368	1,286	1,447	1,512	2,815	2,798
Total revenue, net of interest expense	$3,074	$2,983	$3,448	$3,312	$6,522	$6,295

Balance Sheet
Average
Total loans and leases	$122,803	$110,690	$127,079	$110,641	$249,882	$221,331
Total deposits	121,348	107,181	103,519	105,429	224,867	212,610

Period end
Total loans and leases	$127,341	$107,151	$131,134	$111,361	$258,475	$218,512
Total deposits	124,646	111,762	104,895	104,739	229,541	216,501

Global Corporate and Global Commercial Banking revenue increased $231 million and $227 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to higher revenue in both Business Lending and Global Treasury Services.

Business Lending revenue in Global Corporate Banking improved slightly for the three and six months ended June 30, 2013 compared to the same periods in 2012 as the impact on revenue of growth in loan balances was offset by lower accretion on acquired portfolios and gains on liquidation of certain portfolios in the prior-year periods. Business Lending revenue in Global Commercial Banking increased $141 million and $201 million as growth in the commercial and industrial, and commercial real estate portfolios, as well as higher accretion on acquired portfolios compared to the prior-year periods, offset the impact of the low rate environment.

Global Treasury Services revenue increased $71 million and $17 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 driven by growth in U.S. and non-U.S. deposit balances and the impact of the low rate environment.

Average loans and leases in Global Corporate and Global Commercial Banking increased 17 percent and 13 percent for the three and six months ended June 30, 2013 compared to the same periods in 2012 driven by growth in commercial and industrial, and commercial real estate portfolios from higher client demand. Average deposits in Global Corporate and Global Commercial Banking increased six percent for both the three and six months ended June 30, 2013 compared to the same periods in 2012 due to client liquidity, international growth and limited alternative investment options.

Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and other loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by and involvement of each segment. To provide a complete discussion of our consolidated investment banking fees, the table below presents total Corporation investment banking fees as well as the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended June 30				Six Months Ended June 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Products
Advisory	$240	$314	$262	$340	$473	$503	$519	$544
Debt issuance	405	253	987	646	833	599	2,009	1,419
Equity issuance	147	71	356	192	276	187	679	497
Gross investment banking fees	792	638	1,605	1,178	1,582	1,289	3,207	2,460
Self-led	(7)	(5)	(49)	(32)	(35)	(27)	(116)	(97)
Total investment banking fees	$785	$633	$1,556	$1,146	$1,547	$1,262	$3,091	$2,363

Total Corporation investment banking fees of $1.6 billion and $3.1 billion, excluding self-led deals, included within Global Banking and Global Markets, increased 36 percent and 31 percent for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to strong debt underwriting performance, primarily within leveraged finance and investment grade, and equity underwriting performance due to significant increases in global IPO markets. These increases were partially offset by a decline in advisory fees.

Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$1,013	$721	40%	$2,122	$1,628	30%
Noninterest income:
Investment and brokerage services	549	448	23	1,077	962	12
Investment banking fees	668	438	53	1,347	994	36
Trading account profits	1,848	1,706	8	4,738	3,744	27
All other income (loss)	111	265	(58)	(226)	657	n/m
Total noninterest income	3,176	2,857	11	6,936	6,357	9
Total revenue, net of interest expense (FTE basis)	4,189	3,578	17	9,058	7,985	13

Provision for credit losses	(16)	(1)	n/m	(11)	(14)	(21)
Noninterest expense	2,769	2,855	(3)	5,842	6,090	(4)
Income before income taxes	1,436	724	98	3,227	1,909	69
Income tax expense (FTE basis)	477	227	110	1,099	583	89
Net income	$959	$497	93	$2,128	$1,326	60

Return on average allocated capital (1)	12.85%	—		14.33%	—
Return on average economic capital (1)	—	15.10%		—	19.32%
Efficiency ratio (FTE basis)	66.12	79.79		64.50	76.27

Balance Sheet

Average
Total trading-related assets (2)	$490,972	$459,869	7	$497,582	$454,300	10
Total earning assets (2)	499,396	456,552	9	504,516	446,695	13
Total assets	653,116	596,861	9	660,151	585,423	13
Allocated capital (1)	30,000	—	n/m	30,000	—	n/m
Economic capital (1)	—	13,316	n/m	—	13,849	n/m

Period end				June 30 2013	December 31 2012
Total trading-related assets (2)				$446,505	$465,836	(4)
Total earning assets (2)				465,166	486,470	(4)
Total assets				607,050	630,570	(4)

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

(2)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, MBS, commodities and asset-backed securities (ABS). In addition, the economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 48.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for Global Markets increased $462 million to $959 million. Net DVA gains on derivatives were $38 million compared to net DVA losses of $156 million. Excluding net DVA, net income increased $340 million to $935 million primarily driven by higher equities revenue and lower noninterest expense, partially offset by lower FICC revenue. Noninterest expense decreased $86 million to $2.8 billion due to a reduction in operating costs.

Average earning assets increased $42.8 billion to $499.4 billion largely driven by increased client financing activity in the equities business.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for Global Markets increased $802 million to $2.1 billion. Net DVA losses on derivatives were $17 million compared to $1.6 billion. Excluding net DVA, net income decreased $189 million to $2.1 billion primarily driven by lower FICC revenue partially offset by higher equities revenue and lower noninterest expense. Noninterest expense decreased $248 million to $5.8 billion due to the same factor as described in the three-month discussion above.

Average earning assets increased $57.8 billion to $504.5 billion largely driven by the same factor described in the three-month discussion above.

Sales and Trading Revenue

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed income (government debt obligations, investment and non-investment grade corporate debt obligations, CMBS, RMBS, collateralized debt obligations (CDOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The table below and related discussion present sales and trading revenue, substantially all of which is in Global Markets with the remainder in Global Banking. In addition, the table below and related discussion present sales and trading revenue excluding DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Sales and trading revenue
Fixed income, currencies and commodities	$2,292	$2,418	$5,228	$5,261
Equities	1,199	761	2,358	1,673
Total sales and trading revenue	$3,491	$3,179	$7,586	$6,934

Sales and trading revenue, excluding net DVA (3)
Fixed income, currencies and commodities	$2,259	$2,555	$5,260	$6,685
Equities	1,194	780	2,343	1,839
Total sales and trading revenue, excluding net DVA	$3,453	$3,335	$7,603	$8,524

(1)
Includes FTE adjustments of $44 million and $90 million for the three and six months ended June 30, 2013 compared to $59 million and $109 million for the same periods in 2012. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $142 million and $210 million for the three and six months ended June 30, 2013 compared to $248 million and $363 million for the same periods in 2012.

(3)
For this presentation, sales and trading revenue excludes the impact of credit spreads on DVA which represents a non-GAAP financial measure. Net DVA gains of $33 million and net DVA losses of $32 million were included in FICC revenue, and net DVA gains of $5 million and $15 million were included in equities revenue for the three and six months ended June 30, 2013 compared to net DVA losses of $137 million and $1.4 billion, and $19 million and $166 million for the same periods in 2012.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

FICC revenue, including net DVA, decreased $126 million to $2.3 billion. Excluding net DVA, FICC revenue decreased $296 million to $2.3 billion primarily driven by a challenging trading environment toward the end of the quarter as fixed-income assets sold off due to market concerns related to the Federal Reserve's policy announcement in June, primarily in interest rate sensitive products, as well as the result of a gain on the sale of an equity investment in the prior-year period and less favorable conditions in structured credit markets. Equities revenue, including net DVA, increased $438 million to $1.2 billion. Excluding net DVA, equities revenue increased $414 million to $1.2 billion primarily due to increased market share across the cash equities businesses, improved performance in equity derivatives and increased financing activity. Sales and trading revenue included total commissions and brokerage fee revenue of $549 million compared to $448 million, substantially all from equities. The $101 million increase in commissions and brokerage fee revenue was primarily due to a higher market share in equities.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

FICC revenue, including net DVA, decreased $33 million to $5.2 billion. Excluding the impact of credit spreads on net DVA, FICC revenue decreased $1.4 billion to $5.3 billion primarily resulting from a write-down of a receivable related to the MBIA Settlement in the first quarter of 2013 as well as the same factors described in the three-month discussion above. For more information on the MBIA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. Equities revenue, including net DVA, increased $685 million to $2.4 billion. Excluding the impact of credit spreads on net DVA, equities revenue increased $504 million to $2.3 billion due to the same factors as described in the three-month discussion above. Sales and trading revenue included total commissions and brokerage fee revenue of $1.1 billion compared to $962 million, substantially all from equities. Commissions and brokerage fee revenue increased $115 million due to the same factor described in the three-month discussion above.

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$1,505	$1,393	8%	$3,101	$2,924	6%
Noninterest income:
Investment and brokerage services	2,441	2,221	10	4,772	4,396	9
All other income	553	480	15	1,047	921	14
Total noninterest income	2,994	2,701	11	5,819	5,317	9
Total revenue, net of interest expense (FTE basis)	4,499	4,094	10	8,920	8,241	8

Provision for credit losses	(15)	47	n/m	7	93	(92)
Noninterest expense	3,272	3,177	3	6,525	6,409	2
Income before income taxes	1,242	870	43	2,388	1,739	37
Income tax expense (FTE basis)	484	322	50	910	641	42
Net income	$758	$548	38	$1,478	$1,098	35

Net interest yield (FTE basis)	2.47%	2.31%		2.46%	2.38%
Return on average allocated capital (1)	30.57	—		29.98	—
Return on average economic capital (1)	—	31.76		—	33.24
Efficiency ratio (FTE basis)	72.72	77.61		73.15	77.77

Balance Sheet

Average
Total loans and leases	$109,589	$98,964	11	$107,845	$98,490	9
Total earning assets	244,845	242,843	1	254,113	246,785	3
Total assets	263,735	262,124	1	272,965	265,899	3
Total deposits	235,344	238,540	(1)	244,329	239,200	2
Allocated capital (1)	10,000	—	n/m	10,000	—	n/m
Economic capital (1)	—	7,011	n/m	—	6,716	n/m

Period end				June 30 2013	December 31 2012
Total loans and leases				$111,785	$105,928	6
Total earning assets				244,361	277,103	(12)
Total assets				263,867	297,326	(11)
Total deposits				235,012	266,188	(12)

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income increased $210 million to $758 million, a record since the Merrill Lynch & Co., Inc. (Merrill Lynch) merger, driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Revenue increased $405 million to $4.5 billion, also a post-merger record, primarily driven by higher asset management fees related to higher market levels and long-term AUM flows, increased transactional revenue and higher net interest income. The provision for credit losses decreased $62 million to a benefit of $15 million driven by continued credit quality improvement. Noninterest expense increased $95 million to $3.3 billion as higher volume-driven expenses and support costs were partially offset by lower non-volume driven personnel costs.

Revenue from MLGWM was $3.7 billion, up 10 percent, and revenue from U.S. Trust was $740 million, up eight percent, both driven by higher noninterest income and net interest income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income increased $380 million to $1.5 billion driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Revenue increased $679 million to $8.9 billion. The provision for credit losses decreased $86 million to $7 million. These changes were driven by the same factors as described in the three-month discussion above. Noninterest expense increased $116 million to $6.5 billion driven by the same factors as described in the three-month discussion above, as well as higher litigation expenses.

Revenue from MLGWM was $7.4 billion, up nine percent, and revenue from U.S. Trust was $1.5 billion, up seven percent, both driven by higher noninterest income and net interest income.

Net Migration Summary

GWIM results are impacted by the migration of clients and their related deposit and loan balances to or from CBB, CRES and the ALM portfolio, as presented in the table below. We move clients between business segments to better meet the needs of our clients. The table below includes the first quarter transfer whereby GWIM identified and transferred deposit balances of approximately $19 billion to CBB. Additionally, beginning in 2013, the revenue and expense associated with GWIM clients that hold credit cards is included in GWIM. Revenue and expense for prior periods are in CBB.

Migration Summary
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Average
Total deposits, net – GWIM from / (to) CBB	$(18,072)	$355	$(12,712)	$133
Total loans, net – GWIM to CRES and the ALM portfolio	(39)	(198)	(27)	(146)
Period end
Total deposits, net – GWIM from / (to) CBB	$660	$738	$(17,888)	$651
Total loans, net – GWIM to CRES and the ALM portfolio	(30)	(79)	(59)	(223)

Client Balances

The table below presents client balances which consist of AUM, brokerage assets, assets in custody, deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	June 30 2013	December 31 2012
Assets under management	$743,613	$698,095
Brokerage assets	992,664	960,351
Assets in custody	128,854	117,686
Deposits	235,012	266,188
Loans and leases (1)	114,908	109,305
Total client balances	$2,215,051	$2,151,625

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

The increase of $63.4 billion, or three percent, in client balances was primarily driven by higher market levels and post-merger record long-term AUM flows, partially offset by the deposit balance transfer of approximately $19 billion to CBB as described above.

All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$268	$137	96%	$522	$615	(15)%
Noninterest income:
Card income	81	84	(4)	166	171	(3)
Equity investment income (loss)	576	(36)	n/m	1,096	394	178
Gains on sales of debt securities	452	354	28	519	1,066	(51)
All other income (loss)	(804)	59	n/m	(1,366)	(2,043)	(33)
Total noninterest income (loss)	305	461	(34)	415	(412)	n/m
Total revenue, net of interest expense (FTE basis)	573	598	(4)	937	203	n/m

Provision for credit losses	(179)	535	n/m	71	1,781	(96)
Noninterest expense	541	1,105	(51)	2,302	3,633	(37)
Income (loss) before income taxes	211	(1,042)	n/m	(1,436)	(5,211)	(72)
Income tax benefit (FTE basis)	(338)	(678)	(50)	(1,013)	(2,240)	(55)
Net income (loss)	$549	$(364)	n/m	$(423)	$(2,971)	(86)

Balance Sheet

Average
Loans and leases:
Residential mortgage	$211,137	$227,098	(7)	$213,156	$229,872	(7)
Non-U.S. credit card	10,613	13,641	(22)	10,819	13,896	(22)
Other	17,160	22,910	(25)	17,743	23,170	(23)
Total loans and leases	238,910	263,649	(9)	241,718	266,938	(9)
Total assets (1)	233,810	341,026	(31)	242,867	342,608	(29)
Total deposits	33,774	43,722	(23)	34,657	48,125	(28)

Period end				June 30 2013	December 31 2012
Loans and leases:
Residential mortgage				$207,138	$211,476	(2)
Non-U.S. credit card				10,340	11,697	(12)
Other				16,569	18,808	(12)
Total loans and leases				234,047	241,981	(3)
Total assets (1)				205,976	264,505	(22)
Total deposits				34,597	36,061	(4)

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $525.9 billion and $526.7 billion for the three and six months ended June 30, 2013 compared to $492.7 billion and $489.9 billion for the same periods in 2012, and $530.3 billion and $538.5 billion at June 30, 2013 and December 31, 2012.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. For more information on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 130. Equity investments include Global Principal Investments (GPI) which is comprised of a diversified portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Equity investments also include strategic investments, which include our investment in China Construction Bank Corporation (CCB) and certain other investments. Additionally, All Other includes certain residential mortgage loans that are managed by Legacy Assets & Servicing.

In January 2013, in connection with the FNMA Settlement, we repurchased certain residential mortgage loans, all of which are held in All Other. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for All Other increased $913 million to $549 million primarily due to a $714 million reduction in the provision for credit losses, an increase of $612 million in equity investment income and a decrease in noninterest expense of $564 million. Partially offsetting these items were $505 million in gains related to liability management actions in the prior-year period. Fair value adjustments on structured liabilities related to the widening of our credit spreads were positive $10 million compared to negative $62 million in the prior-year period.

The provision for credit losses decreased $714 million to a benefit of $179 million primarily driven by continued improvement in portfolio trends including increased home prices in the residential mortgage portfolio.

Noninterest expense decreased $564 million to $541 million primarily due to lower litigation expense and personnel expense. The income tax benefit was $338 million compared to a benefit of $678 million, with the decrease primarily attributable to the change in pre-tax income (loss) in All Other.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The net loss for All Other decreased $2.5 billion to $423 million primarily due to negative fair value adjustments on structured liabilities of $80 million related to the improvement in our credit spreads compared to $3.4 billion in the same period in 2012, a $1.7 billion reduction in the provision for credit losses, a decrease in noninterest expense of $1.3 billion and an increase in equity investment income of $702 million. Partially offsetting these items were $1.7 billion in gains related to liability management actions in the prior-year period and a decrease of $547 million in gains on sales of debt securities.

The provision for credit losses decreased $1.7 billion to $71 million primarily driven by the same factors as described in the three-month discussion above.

Noninterest expense decreased $1.3 billion to $2.3 billion due to lower litigation and personnel expenses. The income tax benefit was $1.0 billion compared to a benefit of $2.2 billion, with the decrease primarily attributable to the decrease in the pre-tax loss in All Other.

Equity Investment Activity

The tables below present the components of equity investments included in All Other at June 30, 2013 and December 31, 2012, and also a reconciliation to the total consolidated equity investment income for the three and six months ended June 30, 2013 and 2012.

Equity Investments
(Dollars in millions)			June 30 2013	December 31 2012
Global Principal Investments			$2,214	$3,470
Strategic and other investments			1,958	2,038
Total equity investments included in All Other			$4,172	$5,508

Equity Investment Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Global Principal Investments	$52	$(137)	$156	$267
Strategic and other investments	524	101	940	127
Total equity investment income (loss) included in All Other	576	(36)	1,096	394
Total equity investment income included in the business segments	104	404	147	739
Total consolidated equity investment income	$680	$368	$1,243	$1,133

Equity investments included in All Other decreased $1.3 billion to $4.2 billion at June 30, 2013 compared to December 31, 2012, with the decrease due to sales in the GPI portfolio. GPI had unfunded equity commitments of $161 million at June 30, 2013 compared to $224 million at December 31, 2012.

At June 30, 2013 and December 31, 2012, we owned 2.0 billion shares representing approximately one percent of CCB. Sales restrictions on these shares continue until the end of August 2013. Because the sales restrictions on these shares will expire within one year, these securities are classified as AFS marketable equity securities and carried at fair value with the after-tax unrealized gain included in accumulated OCI. At June 30, 2013, the cost basis was $716 million and the fair value was $1.3 billion.

Equity investment income included in All Other was $576 million and $1.1 billion in the three and six months ended June 30, 2013, an increase of $612 million and $702 million from the same periods in 2012. The increases in the three and six months ended June 30, 2013 were primarily due to a gain on the sale of an equity investment. Total Corporation equity investment income was $680 million and $1.2 billion in the three and six months ended June 30, 2013, an increase of $312 million and $110 million from the same periods in 2012, as the gains on the sales of an equity investment in All Other were partially offset by prior-year periods gains on the sales of an equity investment in Global Markets.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on our obligations and commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations on page 54 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K, as well as Note 12 – Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that we may receive.

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

Representations and Warranties Bulk Settlement Actions

We have settled, or entered into agreements to settle, certain bulk representations and warranties claims (1) with each of the GSEs in 2010 (2010 GSE Agreements), (2) with a trustee (the Trustee) for certain Countrywide Financial Corporation (Countrywide) private-label securitization trusts in 2011 (the BNY Mellon Settlement), (3) with three monoline insurers, Assured Guaranty Ltd. and subsidiaries in 2011 (the Assured Guaranty Settlement), Syncora Guarantee Inc. and Syncora Holdings, Ltd. in 2012 (the Syncora Settlement) and MBIA pursuant to the MBIA Settlement in 2013, and (4) with FNMA pursuant to the FNMA Settlement in 2013.

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with the above-referenced counterparties in lieu of a loan-by-loan review process. For instance, in the first quarter of 2013, we entered into the FNMA Settlement to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated from January 1, 2000 through December 31, 2008 and sold directly to FNMA by entities related to Countrywide and BANA. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions and the related impact on the representations and warranties provision and liability, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees herein and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. These

bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material.

BNY Mellon Settlement

The BNY Mellon Settlement, entered into in June 2011, is subject to final court approval and certain other conditions. The court approval hearing on the settlement began on June 3, 2013 in the New York Supreme Court, New York County, and additional hearing days are currently scheduled in September 2013. Although we are not a party to the proceeding, certain of our rights and obligations under the settlement agreement are conditioned on final court approval of the settlement.

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

MBIA Settlement

On May 7, 2013, we entered into the MBIA Settlement which resolved all outstanding litigation between the parties, as well as other claims between the parties, including outstanding and potential claims from MBIA related to alleged representations and warranties breaches and other claims involving certain first- and second-lien RMBS trusts for which MBIA provided financial guarantee insurance, certain of which claims were the subject of litigation. At the time of the settlement, the mortgages (first- and second-lien) in RMBS trusts covered by the MBIA Settlement had an original principal balance of $54.8 billion and an unpaid principal balance of $19.1 billion. For additional information, see Recent Events – MBIA Settlement on page 8, the Experience with Investors Other than Government-sponsored Enterprises – Monoline Insurers section herein, and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Unresolved Claims Status

Unresolved Repurchase Claims

During the three months ended June 30, 2013, we received $1.3 billion in new repurchase claims, including $529 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $666 million submitted by private-label securitization trustees, $134 million submitted by whole-loan investors and $2 million submitted by monoline insurers. During the three months ended June 30, 2013, $1.7 billion in claims were resolved, including $945 million resolved through the MBIA Settlement. Of the remaining claims that were resolved, $436 million were resolved through rescissions and $364 million were resolved through mortgage repurchases and make-whole payments primarily with the GSEs.

During the six months ended June 30, 2013, we received $3.1 billion in new repurchase claims, including $927 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $1.9 billion submitted by private-label securitization trustees, $268 million submitted by whole-loan investors and $44 million submitted by monoline insurers. During the six months ended June 30, 2013, $14.7 billion in claims were resolved, primarily with the GSEs, including $12.2 billion in GSE claims resolved through the FNMA Settlement and $945 million resolved through the MBIA Settlement. Of the remaining claims that were resolved, $845 million were resolved through rescissions and $675 million were resolved through mortgage repurchases and make-whole payments, primarily with the GSEs. For more information on unresolved repurchase claims from the GSEs, monoline insurers, private-label securitization trustees, whole-loan investors and others, and the resolution of such claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

At June 30, 2013, the total notional amount of our unresolved representations and warranties repurchase claims was $16.6 billion compared to $28.3 billion at December 31, 2012. These repurchase claims do not include any repurchase claims related to the trusts covered by the BNY Mellon Settlement. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution.

The notional amount of unresolved GSE repurchase claims totaled $1.1 billion at June 30, 2013 compared to $13.5 billion at December 31, 2012. As a result of the FNMA Settlement, $12.2 billion of GSE repurchase claims outstanding at December 31, 2012 were resolved in January 2013.

The notional amount of unresolved monoline repurchase claims totaled $1.5 billion at June 30, 2013 compared to $2.4 billion at December 31, 2012. We have had limited loan-level repurchase claims experience with the majority of the monoline insurers due to ongoing litigation. In our experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation. As a result of the MBIA Settlement, $945 million of monoline repurchase claims outstanding at December 31, 2012 were resolved in May 2013.

The notional amount of unresolved repurchase claims from private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and others totaled $14.0 billion at June 30, 2013 compared to $12.3 billion at December 31, 2012. The increase in the notional amount of unresolved repurchase claims is primarily due to continued submission of claims by private-label securitization trustees; the level of detail, support and analysis which impacts overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. We expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement.

In addition to, and not included in, the total unresolved repurchase claims of $16.6 billion at June 30, 2013, we have received repurchase demands from private-label securitization investors and a master servicer where we believe the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.5 billion and $1.6 billion at June 30, 2013 and December 31, 2012, comprised of $1.3 billion of demands received during 2012 and approximately $300 million of demands related to trusts covered by the BNY Mellon Settlement. We do not believe that the $1.5 billion of demands outstanding at June 30, 2013 represents valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although the number of such notices has remained elevated, they have decreased over the last several quarters as the resolution of open notices exceeded new notices. At June 30, 2013, we had approximately 106,000 open MI rescission notices compared to 110,000 at December 31, 2012. Open MI rescission notices at June 30, 2013 included 45,000 pertaining principally to first-lien mortgages serviced for others, 10,000 pertaining to loans held-for-investment (HFI) and 51,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 25,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to FNMA. As of June 30, 2013, 38 percent of the MI rescission notices received have been resolved. Of those resolved, 18 percent were resolved through our acceptance of the MI rescission, 61 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 21 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of June 30, 2013, 62 percent of the MI rescission notices we have received have not yet been resolved. Of those not yet resolved, 48 percent are implicated by ongoing litigation where no loan-level review is currently contemplated or required to preserve our legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. We are in the process of reviewing 41 percent of the remaining open MI rescission notices, and we have reviewed and are contesting the MI rescission with respect to 59 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 44 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.

Although the FNMA Settlement did not resolve underlying MI rescission notices, the FNMA Settlement resolved significant representations and warranties exposures, including unresolved and potential repurchase claims from FNMA resulting solely from MI rescission notices relating to loans covered by the FNMA Settlement. Our pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices was $466 million at June 30, 2013 compared to $2.3 billion at December 31, 2012. The FNMA Settlement resolved approximately $1.9 billion of such unresolved repurchase claims which were outstanding at December 31, 2012. Many of these claims represent repurchase claims on loans for which we received a MI rescission notice that is included in the 25,000 open MI rescission notices referenced in the paragraph above. In addition, the FNMA Settlement clarified the parties' obligations with respect to MI rescission notices including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. As a result, we are required to pay the amount of certain MI coverage to FNMA as a result of MI claims rescissions in advance of collection from the mortgage insurance companies and have remitted the amounts required under the agreement related to the 25,000 open MI rescission notices. In certain cases, we may not ultimately collect all such amounts from the mortgage insurance companies. For additional information, see Off-Balance Sheet

Arrangements and Contractual Obligations – Unresolved Claims Status – Open Mortgage Insurance Rescission Notices on page 57 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in the estimated range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements; however, such loss could be material.

At June 30, 2013 and December 31, 2012, the liability for representations and warranties and corporate guarantees was $14.0 billion and $19.0 billion, with the decrease primarily driven by the payment and repurchase of loans related to the FNMA Settlement. For the three and six months ended June 30, 2013, the representations and warranties and corporate guarantees provision was $197 million and $447 million compared to $395 million and $677 million for the same periods in 2012. The provision for the three and six months ended June 30, 2013 was primarily driven by remaining GSE exposures and, to a lesser extent, by our obligations related to MI rescissions.

Estimated Range of Possible Loss

Our estimated liability at June 30, 2013 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions.

In the case of non-GSE exposures, including private-label securitizations, our estimate of the representations and warranties liability and the corresponding estimated range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the trusts covered by the BNY Mellon Settlement (Covered Trusts) and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Where relevant, we also take into account more recent experience, such as increased claim activity, our experience with various counterparties and other facts and circumstances, such as bulk settlements, as we believe appropriate.

The representations and warranties liability represents our best estimate of probable incurred losses as of June 30, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have little to no claim activity. We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over accruals at June 30, 2013. The estimated range of possible loss reflects principally non-GSE exposures. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. Our estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with our interpretation that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact our provision and/or the estimated range of possible loss. Additionally, if court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

For more information about the methodology used to estimate the representations and warranties liability and the corresponding estimated range of possible loss for representations and warranties exposures, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties on page 126 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Experience with Government-sponsored Enterprises

As a result of the FNMA Settlement and earlier bulk settlements with the GSEs, our exposure to repurchase claims from the GSEs for vintages prior to 2009 has been significantly reduced. After these settlements, our exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $113.3 billion, sold primarily to Freddie Mac (FHLMC), and loans with certain defects excluded from the settlements that we do not believe will be material, such as title defects and certain specified violations of FNMA's charter. As of June 30, 2013, of the $113.3 billion, approximately $75.2 billion in principal has been paid, $10.5 billion in principal has defaulted or was severely delinquent and the notional amount of unresolved repurchase claims submitted by the GSEs was $945 million related to these vintages. We have performed an initial review with respect to $724 million of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $221 million of these claims.

The FNMA Settlement and earlier bulk settlements did not address loans originated after 2008. However, we believe that changes made to our operations and underwriting policies have reduced our exposure to the GSEs related to loans originated after 2008. In addition, we estimate that lifetime losses on these vintages will be significantly less than the losses we have experienced with respect to vintages prior to 2009. We have sold $513.6 billion of loans originated after 2008 to the GSEs. At June 30, 2013, approximately $235.8 billion in principal has been paid, $4.4 billion in principal has defaulted or was severely delinquent and the notional amount of unresolved repurchase claims submitted by the GSEs was $175 million related to these vintages. We have performed an initial review with respect to $145 million of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $30 million of these claims.

Experience with Investors Other than Government-sponsored Enterprises

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which $541 billion in principal has been paid, $185 billion in principal has defaulted, $60 billion in principal was severely delinquent and $177 billion in principal was current or less than 180 days past due at June 30, 2013.

Table 15 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of June 30, 2013. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of June 30, 2013, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and, of this amount, $110 billion was defaulted or severely delinquent at June 30, 2013.

Table 15
Overview of Non-Agency Securitization and Whole Loan Balances
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance June 30 2013	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$20	$4	$6	$10	$1	$2	$2	$5
Countrywide	716	186	47	141	188	25	45	45	73
Merrill Lynch	65	15	4	14	18	3	4	3	8
First Franklin	82	16	5	24	29	5	6	5	13
Total (1, 2)	$963	$237	$60	$185	$245	$34	$57	$55	$99
By Product
Prime	$302	$73	$9	$25	$34	$2	$6	$7	$19
Alt-A	172	54	13	38	51	8	12	12	19
Pay option	150	39	15	41	56	5	14	16	21
Subprime	245	58	21	62	83	17	20	16	30
Home equity	88	11	—	18	18	2	5	4	7
Other	6	2	2	1	3	—	—	—	3
Total	$963	$237	$60	$185	$245	$34	$57	$55	$99

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 15, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $48.6 billion of the first-lien mortgages and $52.5 billion of the second-lien mortgages have been paid in full, and $34.9 billion of the first-lien mortgages and $17.8 billion of the second-lien mortgages have defaulted or are severely delinquent at June 30, 2013. At least 25 payments have been made on approximately 58 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines insured one or more securities. During the three and six months ended June 30, 2013, there was minimal repurchase claim activity with the monolines.

At June 30, 2013, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $1.5 billion compared to $2.4 billion at December 31, 2012. At June 30, 2013, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $2.7 billion, excluding loans that had been paid in full or resolved through settlements. Of these file requests, $1.4 billion are aged and subject to ongoing litigation. There will likely be additional requests for loan files in the future leading to repurchase claims. In addition, we have received claims from private-label securitization trustees and a third-party securitization sponsor related to first-lien third-party sponsored securitizations that include monoline insurance.

The MBIA Settlement resolved outstanding and potential claims between the parties to the settlement involving 31 first- and 17 second-lien RMBS trusts for which MBIA provided financial guarantee insurance, including $945 million of monoline repurchase claims outstanding at December 31, 2012. In addition, this settlement covered loans with an unpaid principal balance of $2.6 billion for which we have received file requests but for which no repurchase claims were received as of December 31, 2012. The first- and second-lien mortgages in the covered RMBS trusts had an original principal balance of $29.3 billion and $25.5 billion, and an unpaid principal balance of $9.8 billion and $9.3 billion at the time of the settlement.

For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Experience with Investors Other than Government-sponsored Enterprises on page 59 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Whole Loans and Private-label Securitizations

Legacy entities, and to a lesser extent Bank of America, sold loans to investors as whole loans or via private-label securitizations. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The loans sold with an original total principal balance of $778.2 billion, included in Table 15, were originated between 2004 and 2008, of which $439.5 billion have been paid in full and $192.3 billion were defaulted or severely delinquent at June 30, 2013. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $21.7 billion of representations and warranties repurchase claims from whole-loan investors, including third-party sponsors, and private-label securitization investors and trustees related to these vintages, including $12.6 billion from private-label securitization trustees, $8.3 billion from whole-loan investors and $811 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statute of limitations relating to representations and warranties repurchase claims, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas.

We have resolved $7.8 billion of the claims received from whole-loan investors and private-label securitization investors and trustees with losses of $1.8 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $3.2 billion of these claims were resolved through repurchase or indemnification and $4.6 billion were rescinded by the investor. At June 30, 2013, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $13.9 billion. We have performed an initial review with respect to $13.4 billion of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $545 million of these claims.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and subsequent activity with certain counterparties led to the determination that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations but did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations sponsored by third-party whole-loan investors (and are not required by the governing documents to do so). Our estimated range of possible loss related to representations and warranties exposures as of June 30, 2013 included possible losses related to these whole-loan sales and private-label securitizations sponsored by third-party whole-loan investors.

Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. We have received repurchase demands totaling $1.5 billion from private-label securitization investors and a master servicer where in each case we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that the demands are otherwise procedurally or substantively invalid.

Servicing, Foreclosure and Other Mortgage Matters

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

2013 IFR Acceleration Agreement

On January 7, 2013, Bank of America and other mortgage servicing institutions entered into an agreement in principle with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve to cease the Independent Foreclosure Review (IFR) that had commenced pursuant to consent orders entered into by Bank of America with the Federal Reserve (2011 FRB Consent Order) and by BANA with the OCC on April 13, 2011 (2011 OCC Consent Order) and replace it with an accelerated remediation process (2013 IFR Acceleration Agreement). This agreement in principle was memorialized in amendments to the 2011 FRB Consent Order and the 2011 OCC Consent Order on February 28, 2013. The 2013 IFR Acceleration Agreement requires us to provide $1.8 billion of borrower assistance in the form of loan modifications and other foreclosure prevention actions, and in addition, we made a cash payment of $1.1 billion into a qualified settlement fund in the first quarter of 2013, which was fully reserved at December 31, 2012. The borrower assistance program is not expected to result in any incremental credit provision, as we believe that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs.

National Mortgage Settlement

In March 2012, we entered into settlement agreements (collectively, the National Mortgage Settlement) with (1) the U.S. Department of Justice, various federal regulatory agencies and 49 state Attorneys General to resolve federal and state investigations into certain residential mortgage origination, servicing and foreclosure practices, (2) HUD to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily originated by Countrywide prior to and for a period following our acquisition of that lender, and (3) each of the Federal Reserve and the OCC regarding civil monetary penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011. The National Mortgage Settlement was entered by the court as a consent judgment on April 5, 2012. The National Mortgage Settlement provided for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, credits earned for principal reduction, short sales, deeds-in-lieu of foreclosure and approximately $1.0 billion of credits earned for interest rate reduction modifications. In addition, the settlement with HUD provided for an upfront cash payment of $500 million to settle certain claims related to FHA-insured loans. We will also be obligated to provide additional cash payments of up to $850 million if we fail to earn an additional $850 million of credits stemming from incremental first-lien principal reductions and satisfy certain solicitation requirements over a three-year period.

We also entered into agreements with several states under which we committed to perform certain minimum levels of principal reduction and related activities within those states in connection with the National Mortgage Settlement, and under which we could be required to make additional payments if we fail to meet such minimum levels.

Subject to confirmation by the independent monitor appointed as a result of the National Mortgage Settlement to review and certify compliance with its provisions, we believe we have substantially fulfilled all borrower assistance, rate reduction modification and principal reduction commitments and, therefore, do not expect to be required to make additional cash payments. The borrower assistance program did not result in any incremental credit losses as of the settlement date, as the existing allowance for credit losses was adequate to absorb any losses that had not already been charged-off. Under the interest rate reduction program, modifications of approximately 23,500 loans with an aggregate unpaid principal balance of $6.2 billion have been completed as of June 30, 2013, including approximately 3,300 modifications that were completed during the second quarter. These modifications, which are not accounted for as troubled debt restructurings (TDRs), provided for an average interest rate reduction of approximately two percent, resulting in an estimated decrease in fair value of the modified loans of approximately $720 million and a reduction in annual interest income of approximately $120 million.

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

The National Mortgage Settlement does not cover certain claims arising out of origination, securitization (including representations made to investors with respect to MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. For more information on MERS, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 63 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Impact of Foreclosure Delays

Foreclosure delays impact our default-related servicing costs. We believe default-related servicing costs peaked in late 2012 and we anticipate that these costs will continue to decline in 2013. However, unexpected foreclosure delays in 2013 could impact the rate of decline. Default-related servicing costs include costs related to resources needed for implementing new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and operational costs due to delayed foreclosures, and do not include mortgage-related assessments, waivers and similar costs related to foreclosure delays.

Other areas of our operations are also impacted by foreclosure delays. In the six months ended June 30, 2013, we recorded $334 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays compared to $399 million for the same period in 2012. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances, and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. Accordingly, the ultimate resolution of disagreements with counterparties, delays in foreclosure sales beyond those currently anticipated, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing, transfer of servicing and servicing rights and foreclosure activities, including those claims not covered by the National Mortgage Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. We are also subject to inquiries, investigations, actions and claims from regulators, trustees, investors and other third parties relating to other mortgage-related activities such as the purchase, sale, pooling, and origination and securitization of loans, as well as structuring, marketing, underwriting and issuance of MBS and other securities, including claims relating to the adequacy and accuracy of disclosures in offering documents and representations and warranties made in connection with whole-loan sales or securitizations. The current environment of heightened scrutiny may subject us to regulatory and other inquiries or investigations that could significantly adversely affect our reputation and result in material costs to us.

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

In connection with the National Mortgage Settlement, BANA has agreed to implement certain additional servicing changes. The uniform servicing standards established under the National Mortgage Settlement are broadly consistent with the residential mortgage servicing practices imposed by the 2011 OCC Consent Order; however, they are more prescriptive and cover a broader range of our residential mortgage servicing activities. These standards are intended to strengthen procedural safeguards and documentation requirements associated with foreclosure, bankruptcy and loss mitigation activities, as well as addressing the imposition of fees and the integrity of documentation, with a goal of ensuring greater transparency for borrowers. These uniform servicing standards also obligate us to implement compliance processes reasonably designed to provide assurance of the achievement of these objectives. Compliance with the uniform servicing standards is being assessed by a monitor based on the measurement of outcomes with respect to these objectives. Implementation of these uniform servicing standards is expected to contribute to elevated costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 63 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

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

Financial Reform Act

The Financial Reform Act, which was signed into law on July 21, 2010, enacted sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking which will take effect over several years, making it difficult to anticipate the precise impact on the Corporation, our customers or the financial services industry.

Derivatives

Pursuant to the Financial Reform Act and subsequent Commodity Futures Trading Commission (CFTC) rulemaking, we have registered BANA and certain other subsidiaries as swap dealers with the CFTC and we may need to register additional entities as swap dealers or major swap participants as a result of the CFTC's July 2013 final cross-border guidance discussed below. Upon registration, swap dealers and major swap participants become subject to certain CFTC rules, including measures regarding clearing and exchange trading of certain derivatives, new capital and margin requirements, additional reporting, external and internal business conduct, swap documentation and portfolio compression and reconciliation requirements for derivatives. Most of these requirements, with the exception of margin, capital and exchange trading, have gone into effect, except with respect to swaps between our non-U.S. swap dealers and non-U.S. branches of BANA with certain non-U.S. counterparties. Swap dealers are now required to clear certain interest rate and index credit derivative transactions when facing all counterparty types other than corporate counterparties and third-party subaccounts and, after

September 9, 2013, will be required to clear all such interest rate and index credit derivative transactions, unless either counterparty qualifies for the “end-user exception” to the clearing mandate. These products will also become subject to exchange trading requirements beginning in the fourth quarter of 2013. The timing for margin implementation remains unknown. The Financial Reform Act and subsequent OCC rulemaking also require BANA to "push out" certain derivatives activity to one or more non-bank affiliates by July 2015.

On July 12, 2013, the CFTC provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity and adopted a final cross-border framework to apply CFTC requirements outside the U.S. Europe and various G-20 jurisdictions are also enacting their own derivatives regulation, although the overall pace of non-U.S. reform is behind that of the U.S. The ultimate impact on us of the derivatives regulations that have not yet been finalized and the time it will take us to comply with unfinalized requirements remains uncertain. Final regulations will impose additional operational and compliance costs on us, may require us to restructure certain businesses and may negatively impact our results of operations.

For information regarding other significant regulatory matters, see Capital Management – Regulatory Capital on page 70, Note 11 – Commitments and Contingencies to the Consolidated Financial Statements herein, Regulatory Matters on page 64 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K, and Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

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

The ICAAP incorporates capital forecasts, stress test results, economic capital (which is a component of allocated capital), qualitative risk assessments and assessment of regulatory changes. Throughout the year, we generate regulatory capital and economic capital forecasts that are aligned to the most recent earnings, balance sheet and risk forecasts. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in the forecasts, stress tests or economic capital. We regularly assess the capital impacts of proposed changes to regulatory capital requirements. Management regularly assesses ICAAP results and provides documented quarterly assessments of the adequacy of the capital guidelines and capital position to the Board or its committees.

Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Effective January 1, 2013, on a prospective basis, we adjusted the amount of capital being allocated to our business segments. The adjustment reflects a refinement to the prior-year methodology (economic capital) which focused solely on internal risk-based economic capital models. The refined methodology (allocated capital) now also considers the effect of regulatory capital requirements in addition to internal risk-based economic capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. See Managing Risk on page 68 and Strategic Risk Management on page 69 for more information on the nature of these risks. The capital allocated to the business segments is currently referred to as allocated capital and, prior to January 1, 2013, was referred to as economic capital, both of which represent non-GAAP financial measures. Allocated capital in the business segments is subject to change over time. For more information on the refined methodology, see Business Segment Operations on page 30.

Regulatory Capital

As a financial services holding company, we are subject to the general risk-based capital rules issued by federal banking regulators which was Basel 1 through December 31, 2012. On January 1, 2013, Basel 1 was amended prospectively, introducing changes to the measurement of risk-weighted assets for exposures subject to market risk (Market Risk Final Rule) and is referred to herein as the Basel 1 – 2013 Rules. Under these rules, the Corporation and its affiliated banking entities, BANA and FIA, measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio. For more information on the Market Risk Final Rule, see Capital Management – Regulatory Capital Changes on page 72.

The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR. The CCAR is the central element to the Federal Reserve's approach to ensuring that large BHCs have adequate capital and robust processes for managing their capital. In January 2013, we submitted our 2013 capital plan, and received results on March 14, 2013. The Federal Reserve's stress scenario projections for the Corporation, based on the 2013 capital plan, estimated a Basel 1 – 2013 minimum Tier 1 common capital ratio of 6.0 percent under severe adverse economic conditions with all proposed capital actions through the end of 2014, exceeding the five percent reference rate for all institutions involved in the CCAR. The capital plan submitted by the Corporation included a request to repurchase up to $5.0 billion of common stock over four quarters, beginning in the second quarter of 2013, the redemption of $5.5 billion in preferred stock and a continuation of the quarterly common stock dividend at $0.01 per share. The Federal Reserve did not object to our 2013 capital plan, including all proposed capital actions. As of June 30, 2013, in connection with the CCAR capital plan, we have repurchased and retired 79.6 million common shares for an aggregate purchase price of approximately $1.0 billion and we redeemed $5.5 billion of preferred stock consisting of Series H and 8.

The timing and exact amount of common stock repurchases will be consistent with the Corporation's capital plan and will be subject to various factors, including the Corporation's capital position, liquidity, applicable legal considerations, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The common stock repurchases may be effected through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans.

For additional information, see Capital Management – Regulatory Capital on page 70 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Capital Composition and Ratios

Tier 1 common capital under the Basel 1 – 2013 Rules was $139.5 billion at June 30, 2013, an increase of $6.1 billion compared to $133.4 billion under Basel 1 at December 31, 2012. For comparative purposes, we have also provided pro-forma Tier 1 common capital and the related ratio as of December 31, 2012 as if the Basel 1 – 2013 Rules existed at that time. At December 31, 2012, the pro-forma Tier 1 common capital of $133.4 billion was unchanged and the difference between the pro-forma Tier 1 common capital ratio of 10.38 percent compared to 11.06 percent on an as-reported basis was the result of additional risk-weighted assets of $78.8 billion as measured under the Basel 1 – 2013 Rules. At June 30, 2013, the Tier 1 common capital ratio was 10.83 percent, a 45 bps increase from the pro-forma Tier 1 common capital ratio of 10.38 percent at December 31, 2012. The increase was due to earnings eligible to be included in capital, partially offset by the impact of the common stock repurchases and a modest increase in risk-weighted assets. During the six months ended June 30, 2013, total capital remained relatively unchanged at $196.8 billion with increases in Tier 1 common capital and the portion of the allowance for loan and lease losses eligible to be included in capital offset by decreases in qualifying preferred stock, term subordinated debt and qualifying trust preferred securities (Trust Securities). For additional information, see Tables 17 and 18.

Risk-weighted assets increased $82.2 billion during the six months ended June 30, 2013 to $1,288 billion. This increase adversely impacted Tier 1 common, Tier 1 and Total capital ratios by 72 bps, 82 bps and 104 bps, respectively. The increase was primarily due to the net impact of the Basel 1 – 2013 Rules which added approximately $87 billion in risk-weighted assets and reduced the Tier 1 common capital ratio by approximately 76 bps. The Tier 1 leverage ratio increased 12 bps during the six months ended June 30, 2013 primarily driven by the increase in Tier 1 capital. For additional information, see Table 16.

Table 16 presents Bank of America Corporation's risk-weighted assets activity for the six months ended June 30, 2013.

Table 16
Risk-weighted Assets Activity
(Dollars in billions)	Six Months Ended June 30, 2013
Risk-weighted assets, January 1	$1,206
Changes to risk-weighted assets
Increase related to Comprehensive Risk Measure (1)	22
Increase related to Incremental Risk Charge (1)	7
Increase related to market risk regulatory VaR	21
Standard specific risk (2)	28
Increase due to items no longer eligible to be included in market risk	9
Increases related to implementation of Basel 1 – 2013 Rules	87
Decrease related to trading and banking book exposures	(9)
Other changes	4
Total risk-weighted assets, June 30	$1,288

(1)	For additional information, see Capital Management – Regulatory Capital Changes on page 72.

(2)	A measure of the risk of loss on a position that could result from factors other than broad market movements.

Table 17 presents Bank of America Corporation's capital ratios and related information in accordance with the Basel 1 – 2013 Rules as measured at June 30, 2013 and Basel 1 at December 31, 2012.

Table 17
Bank of America Corporation Regulatory Capital
	June 30, 2013			December 31, 2012
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 common capital	10.83%	$139,519	n/a	11.06%	$133,403	n/a
Tier 1 common capital (pro-forma) (2)	n/a	n/a	n/a	10.38	133,403	n/a
Tier 1 capital	12.16	156,689	$77,290	12.89	155,461	$72,359
Total capital	15.27	196,752	128,816	16.31	196,680	120,598
Tier 1 leverage	7.49	156,689	83,689	7.37	155,461	84,429

					June 30 2013	December 31 2012
Risk-weighted assets (in billions)					$1,288	$1,206
Adjusted quarterly average total assets (in billions) (3)					2,092	2,111

(1)	Dollar amount required to meet guidelines to be considered well-capitalized.

(2)
Pro-forma Tier 1 common capital ratio at December 31, 2012 includes the estimated impact of the Basel 1 – 2013 Rules. Represents a non-GAAP financial measure. On a pro-forma basis, risk-weighted assets would have been approximately $1,285 billion with the inclusion of $78.8 billion in pro-forma risk-weighted assets.

(3)	Reflects adjusted average total assets for the three months ended June 30, 2013 and December 31, 2012.
n/a = not applicable

Table 18 presents capital composition in accordance with the Basel 1 – 2013 Rules as measured at June 30, 2013 and Basel 1 at December 31, 2012.

Table 18
Capital Composition
(Dollars in millions)	June 30 2013	December 31 2012
Total common shareholders' equity	$216,791	$218,188
Goodwill	(69,930)	(69,976)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(4,621)	(4,994)
Net unrealized (gains) losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	2,918	(2,036)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	4,323	4,456
Fair value adjustments related to structured liabilities (1)	4,133	4,084
Disallowed deferred tax asset	(15,656)	(17,940)
Other	1,561	1,621
Total Tier 1 common capital	139,519	133,403
Qualifying preferred stock	11,324	15,851
Trust preferred securities	5,846	6,207
Total Tier 1 capital	156,689	155,461
Long-term debt qualifying as Tier 2 capital	22,194	24,287
Allowance for loan and lease losses	21,235	24,179
Reserve for unfunded lending commitments	474	513
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(5,503)	(9,459)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities	292	329
Other	1,371	1,370
Total capital	$196,752	$196,680

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.

Regulatory Capital Changes

At June 30, 2013, we measured and reported our capital ratios and related information in accordance with the Basel 1 – 2013 Rules, which introduced new measures of market risk including a charge related to stressed Value-at-Risk (VaR), an incremental risk charge and the comprehensive risk measure (CRM), as well as other technical modifications. The implementation of the Basel 1 – 2013 Rules was the primary driver of the changes in total risk-weighted assets, and Tier 1 capital, Tier 1 common capital and Total capital ratios from December 31, 2012. We manage regulatory capital to adhere to internal capital guidelines and regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted.

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

In July 2013, U.S. banking regulators approved the final Basel 3 rules (Basel 3). While not yet published in the Federal Register, Basel 3 will be effective January 1, 2014. Various aspects of Basel 3 will be subject to multi-year transition periods ending December 31, 2018 and Basel 3 generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. Basel 3 will materially change our Tier 1 common, Tier 1 and Total capital calculations. Basel 3 introduces new minimum capital ratios and buffer requirements, changes the composition of regulatory capital, expands and modifies the calculation of risk-weighted assets for credit and market risk (the Advanced Approach), revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework and introduces, effective January 1, 2015, a Standardized Approach for the calculation of risk-weighted assets, which will replace the Basel 1 – 2013 Rules. Under Basel 3, we will be required to calculate regulatory capital ratios and risk-weighted assets under both the Standardized and Advanced Approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the Prompt Corrective Action framework. The Prompt Corrective Action framework establishes categories of capitalization, including "well-capitalized," based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for "well-capitalized" banking entities. We continue to evaluate the impact of both the Standardized and Advanced Approaches on us. The Basel 3 Advanced Approach requires approval by the U.S. regulatory agencies of analytical models used as part of capital measurement. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant.

Important differences between Basel 1, Basel 1 – 2013 Rules and Basel 3 include capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on debt and equity securities recognized in accumulated OCI, each of which will be impacted by future changes in interest rates, overall earnings performance or other corporate actions.

In July 2013, U.S. banking regulators also issued a notice of proposed rulemaking to modify the supplementary leverage ratio minimum requirements under Basel 3 which would be effective in 2018. This proposal would only be applicable to BHCs with more than $700 billion in total assets or more than $10 trillion in total assets under custody. If adopted, it would require the Corporation to maintain a minimum supplementary leverage ratio of three percent, plus a supplementary leverage buffer of two percent, for a total of five percent. If the Corporation's supplementary leverage buffer is not greater than or equal to two percent, then the Corporation would be required to maintain higher capital levels which could limit its ability to make distributions of capital to shareholders, whether through dividends, stock repurchases or otherwise. In addition, the insured depository institutions of such BHCs, which for the Corporation would include primarily BANA and FIA, would be required to maintain a minimum six percent leverage ratio to be considered "well capitalized." As of June 30, 2013, we estimate the Corporation's supplementary leverage ratio to be in the range of 4.9 percent to 5.0 percent based on these proposed requirements. As of June 30, 2013, we estimate that the supplementary leverage ratio for our primary bank subsidiaries, BANA and FIA, were both in excess of the six percent proposed minimum. The proposal is not yet final and, when finalized, could have provisions significantly different from those currently proposed.

Changes to the composition of regulatory capital under Basel 3, such as recognizing the impact of unrealized gains or losses on AFS debt securities on Tier 1 common capital, are subject to a transition period where the impact is recognized in 20 percent annual increments. The transition period for these regulatory capital adjustments and deductions extends from the effective date through December 31, 2017. The phase-in period for the new minimum capital ratio requirements and related buffers under Basel 3 will occur from January 1, 2014 through December 31, 2018. When presented on a fully phased-in basis, the capital ratio, capital and risk-weighted assets assume all regulatory capital adjustments and deductions are fully recognized.

In addition, Basel 3 established regulatory capital treatment for Trust Securities, which requires that Trust Securities be: (1) excluded from Tier 1 capital, but included in Tier 2 capital in 2014 and 2015; and (2) subsequently excluded from both Tier 1 and Tier 2 capital beginning in 2016. Our previously issued and outstanding Trust Securities in the aggregate qualifying amount of $5.8 billion (approximately 45 bps of Tier 1 capital) at June 30, 2013 will no longer qualify as Tier 1 capital or Tier 2 capital beginning in 2016.

Under the Basel 3 Advanced Approach, we estimated our Tier 1 common capital ratio, on a fully phased-in basis, to be 9.60 percent at June 30, 2013. As of June 30, 2013, we estimated that our Tier 1 common capital would be $125.8 billion and total risk-weighted assets would be $1,310 billion, on a fully phased-in basis. This assumes approval by U.S. banking regulators of our internal analytical models, but does not include the benefit of the removal of the surcharge applicable to the CRM. The CRM is used to determine the risk-weighted assets for correlation trading positions. The calculations under Basel 3 require management to make estimates, assumptions and interpretations, including the probability of future events based on historical experience. Realized results could differ from those estimates and assumptions. Basel 3 regulatory capital metrics are considered non-GAAP financial measures until January 1, 2014 when they are fully adopted and required by U.S. banking regulators. We have provided these measures in accordance with the Advanced Approach for comparability to our peers. Table 19 presents a reconciliation of our Tier 1 common capital and risk-weighted assets in accordance with the Basel 1 – 2013 Rules to our Basel 3 estimates at June 30, 2013 and Basel 1 to Basel 3 estimates at December 31, 2012, assuming fully phased-in measures according to the Basel 3 Advanced Approach. Our estimates under the Basel 3 Advanced Approach may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. For additional information, see Table 19.

In 2011, the Basel Committee on Banking Supervision (the Basel Committee) issued proposed guidance on capital requirements for global systemically important financial institutions, including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which the guidance will be phased in (the 2011 G-SIFI Proposal). Under this proposal, the SIFI buffer would increase minimum capital requirements for Tier 1 common capital from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. As of June 30, 2013, we estimate our SIFI buffer would be 1.5 percent, in line with the Financial Stability Board's report, "Update of Group of Global Systemically Important Banks," issued on November 1, 2012 and based on the 2011 G-SIFI Proposal. Subsequently, in July 2013, the Basel Committee issued a new proposal that updates and replaces the 2011 G-SIFI Proposal. This new proposal modifies and recalibrates the assessment methodology and introduces public disclosure requirements. U.S. banking regulators have not yet issued proposed or final rules related to the SIFI buffer or disclosure requirements.

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

For more information regarding Basel 2, Basel 3 and other proposed regulatory capital changes, see Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Table 19
Basel 1 to Basel 3 (fully phased-in) Reconciliation (1)
(Dollars in millions)	June 30 2013	December 31 2012
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital	$156,689	$155,461
Deduction of qualifying preferred stock and trust preferred securities	(17,170)	(22,058)
Basel 1 Tier 1 common capital	139,519	133,403
Deduction of defined benefit pension assets	(787)	(737)
Change in deferred tax assets and threshold deductions (deferred tax asset temporary differences, MSRs and significant investments)	(6,761)	(3,020)
Change in all other deductions, net (2)	(6,125)	(1,020)
Basel 3 (fully phased-in) Tier 1 common capital	$125,846	$128,626

Risk-weighted assets – Basel 1 to Basel 3 (fully phased-in)
Basel 1 risk-weighted assets	$1,288,159	$1,205,976
Net change in credit and other risk-weighted assets	22,276	103,085
Increase due to Market Risk Final Rule (3)	—	81,811
Basel 3 (fully phased-in) risk-weighted assets	$1,310,435	$1,390,872

Tier 1 common capital ratios
Basel 1	10.83%	11.06%
Basel 3 (fully phased-in)	9.60	9.25

(1)	Includes the Market Risk Final Rule at June 30, 2013. At December 31, 2012, the Basel 1 information did not include the Market Risk Final Rule.

(2)
Includes net unrealized losses of $4.5 billion in accumulated OCI and $1.5 billion related to certain intangibles at June 30, 2013. At December 31, 2012, this included net unrealized gains of $0.4 billion in accumulated OCI and $1.7 billion related to certain intangibles.

(3)
Excludes the benefit of certain hedges at December 31, 2012. Including these hedges, the increase due to the Market Risk Final Rule would have been $78.8 billion. For additional information, see Capital Management – Capital Composition and Ratios on page 70.

We expect to merge certain pension plans during the third quarter of 2013. The plan merger will require a remeasurement of the qualified pension obligations and plan assets at fair value as of the merger date. The remeasurement is expected to marginally benefit our Tier 1 common capital under Basel 3. The actual amount is subject to market conditions at the time of the merger and will change as markets change. For additional information, see Note 15 – Pension, Postretirement and Certain Compensation Plans to the Consolidated Financial Statements.

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 20 presents regulatory capital information for BANA and FIA at June 30, 2013 and December 31, 2012.

Table 20
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital (1)
	June 30, 2013			December 31, 2012
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (2)	Ratio	Amount	Minimum Required (2)
Tier 1 capital
Bank of America, N.A.	12.30%	$123,827	$60,425	12.44%	$118,431	$57,099
FIA Card Services, N.A.	16.78	20,141	7,200	17.34	22,061	7,632
Total capital
Bank of America, N.A.	14.06	141,590	100,709	14.76	140,434	95,165
FIA Card Services, N.A.	18.08	21,693	12,000	18.64	23,707	12,719
Tier 1 leverage
Bank of America, N.A.	8.97	123,827	68,997	8.59	118,431	68,957
FIA Card Services, N.A.	12.72	20,141	7,919	13.67	22,061	8,067

(1)
BANA regulatory capital information included the Basel 1 – 2013 Rules at June 30, 2013. At December 31, 2012, BANA regulatory capital information did not include the Basel 1 – 2013 Rules. FIA is not impacted by the Basel 1 – 2013 Rules.

(2)	Dollar amount required to meet guidelines for well-capitalized institutions.

BANA's Tier 1 capital ratio decreased 14 bps to 12.30 percent and the Total capital ratio decreased 70 bps to 14.06 percent at June 30, 2013 compared to December 31, 2012. The Tier 1 leverage ratio increased 38 bps to 8.97 percent at June 30, 2013 compared to December 31, 2012. The decrease in the Tier 1 capital ratio was driven by an increase in risk-weighted assets of $55.4 billion compared to December 31, 2012, returns of capital and dividends paid to the Corporation of $3.0 billion and $5.2 billion for the three and six months ended June 30, 2013, partially offset by earnings eligible to be included in capital of $3.9 billion and $9.0 billion. The decrease in the Total capital ratio was driven by the same factors as discussed for the Tier 1 capital ratio above as well as a $2.5 billion and $4.9 billion decrease in qualifying subordinated debt for the three and six months ended June 30, 2013. The increase in the Tier 1 leverage ratio was primarily driven by an increase in Tier 1 capital. The increase in risk-weighted assets was primarily due to the impact of implementing the Basel 1 – 2013 Rules and an increase in loans.

FIA's Tier 1 capital ratio and the Total capital ratio decreased 56 bps to 16.78 percent and 18.08 percent at June 30, 2013 compared to December 31, 2012. The Tier 1 leverage ratio decreased 95 bps to 12.72 percent at June 30, 2013 compared to December 31, 2012. The decrease in the Tier 1 capital and Total capital ratios was driven by returns of capital of $1.8 billion and $3.9 billion to the Corporation, partially offset by earnings eligible to be included in capital of $937 million and $1.9 billion for the three and six months ended June 30, 2013 and a decrease in risk-weighted assets of $7.2 billion compared to December 31, 2012, primarily due to a decrease in loans. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets of $3.0 billion. FIA was not impacted by the implementation of the Basel 1 – 2013 Rules.

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At June 30, 2013, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $11.6 billion and exceeded the minimum requirement of $793 million by $10.9 billion. MLPCC's net capital of $1.8 billion exceeded the minimum requirement of $242 million by $1.6 billion. In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At June 30, 2013, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the second quarter of 2013 and through August 1, 2013, see Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

Table 21 is a summary of our cash dividend declarations on preferred stock during the second quarter of 2013 and through August 1, 2013. During the second quarter of 2013, preferred dividends were $441 million, including $365 million in dividends declared during the second quarter plus approximately $76 million, representing the difference between the redemption price at par and the carrying value of securities redeemed in the second quarter. We expect the third quarter of 2013 preferred stock dividends to include $255 million, which includes dividends on the Series J Preferred Stock, plus approximately $24 million, representing the difference between the redemption price at par and the carrying value of securities redeemed in the third quarter. We currently expect the fourth quarter of 2013 preferred stock dividends to be $255 million, which includes the semi-annual dividend on the Series U Preferred Stock. For more information on preferred stock, see Note 14 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Table 21
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	April 30, 2013	July 11, 2013	July 25, 2013	7.00%	$1.75
		July 24, 2013	October 11, 2013	October 25, 2013	7.00	1.75
Series D (2)	$654	April 2, 2013	May 31, 2013	June 14, 2013	6.204%	$0.38775
		July 2, 2013	August 30, 2013	September 16, 2013	6.204	0.38775
Series E (2)	$317	April 2, 2013	April 30, 2013	May 15, 2013	Floating	$0.24722
		July 2, 2013	July 31, 2013	August 15, 2013	Floating	0.25556
Series F	$141	April 2, 2013	May 31, 2013	June 17, 2013	Floating	$1,044.44
		July 2, 2013	August 30, 2013	September 16, 2013	Floating	1022.22222
Series G	$493	April 2, 2013	May 31, 2013	June 17, 2013	Adjustable	$1,044.44
		July 2, 2013	August 30, 2013	September 16, 2013	Adjustable	1022.22222
Series H (2, 3)	$2,862	April 2, 2013	April 15, 2013	May 1, 2013	8.20%	$0.51250
Series I (2)	$365	April 2, 2013	June 15, 2013	July 1, 2013	6.625%	$0.4140625
		July 2, 2013	September 15, 2013	October 1, 2013	6.625	0.4140625
Series J (2, 4)	$951	April 2, 2013	April 15, 2013	May 1, 2013	7.25%	$0.453125
		July 2, 2013	July 15, 2013	August 1, 2013	7.25	0.453125
Series K (5, 6)	$1,544	July 2, 2013	July 15, 2013	July 30, 2013	Fixed-to-floating	$40.00
Series L	$3,080	June 17, 2013	July 1, 2013	July 30, 2013	7.25%	$18.125
Series M (5, 6)	$1,310	April 2, 2013	April 30, 2013	May 15, 2013	Fixed-to-floating	$40.62500
Series T (1)	$5,000	June 17, 2013	June 25, 2013	July 10, 2013	6.00%	$1,500.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	This series was redeemed on May 1, 2013.

(4)	Notice of redemption sent on July 2, 2013; preferred stock to be redeemed on August 1, 2013.

(5)	Initially pays dividends semi-annually.

(6)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Table 21
Preferred Stock Cash Dividend Summary (continued)
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (7)	$98	April 2, 2013	May 15, 2013	May 28, 2013	Floating	$0.18750
		July 2, 2013	August 15, 2013	August 28, 2013	Floating	0.18750
Series 2 (7)	$299	April 2, 2013	May 15, 2013	May 28, 2013	Floating	$0.18542
		July 2, 2013	August 15, 2013	August 28, 2013	Floating	0.19167
Series 3 (7)	$653	April 2, 2013	May 15, 2013	May 28, 2013	6.375%	$0.3984375
		July 2, 2013	August 15, 2013	August 28, 2013	6.375	0.3984375
Series 4 (7)	$210	April 2, 2013	May 15, 2013	May 28, 2013	Floating	$0.24722
		July 2, 2013	August 15, 2013	August 28, 2013	Floating	0.25556
Series 5 (7)	$422	April 2, 2013	May 1, 2013	May 21, 2013	Floating	$0.24722
		July 2, 2013	August 1, 2013	August 21, 2013	Floating	0.25556
Series 6 (8, 9)	$59	April 2, 2013	June 15, 2013	June 28, 2013	6.70%	$0.41875
Series 7 (8, 9)	$17	April 2, 2013	June 15, 2013	June 28, 2013	6.25%	$0.390625
Series 8 (7, 10)	$2,673	April 2, 2013	May 15, 2013	May 28, 2013	8.625%	$0.5390625

(7)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(8)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

(9)	These series were redeemed on June 28, 2013.

(10)	This series was redeemed on May 28, 2013.

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

Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, see Liquidity Risk – Funding and Liquidity Risk Management on page 75 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

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

Our Global Excess Liquidity Sources were $342 billion and $372 billion at June 30, 2013 and December 31, 2012 and were maintained as presented in Table 22.

Table 22
Global Excess Liquidity Sources
(Dollars in billions)	June 30 2013	December 31 2012	Average for Three Months Ended June 30, 2013
Parent company	$95	$103	$94
Bank subsidiaries	221	247	235
Broker/dealers	26	22	25
Total global excess liquidity sources	$342	$372	$354

As shown in Table 22, parent company Global Excess Liquidity Sources totaled $95 billion and $103 billion at June 30, 2013 and December 31, 2012. The decrease in parent company liquidity was primarily due to debt maturities and capital actions. Typically, parent company cash is deposited overnight with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $221 billion and $247 billion at June 30, 2013 and December 31, 2012. The decrease in bank subsidiaries' liquidity was primarily due to expected deposit outflows and securities revaluation. Liquidity amounts are distinct from the cash deposited by the parent company. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold other unencumbered investment-grade securities that we believe could also be used to generate liquidity. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $198 billion and $194 billion at June 30, 2013 and December 31, 2012. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined by guidelines outlined by the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our broker/dealer subsidiaries totaled $26 billion and $22 billion at June 30, 2013 and December 31, 2012. Our broker/dealers also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in a broker/dealer subsidiary is available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 23 presents the composition of Global Excess Liquidity Sources at June 30, 2013 and December 31, 2012.

Table 23
Global Excess Liquidity Sources Composition
(Dollars in billions)	June 30 2013	December 31 2012
Cash on deposit	$54	$65
U.S. Treasuries	12	21
U.S. agency securities and mortgage-backed securities	261	271
Non-U.S. government and supranational securities	15	15
Total global excess liquidity sources	$342	$372

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "Time to Required Funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our Time to Required Funding was 32 months at June 30, 2013, which is above the Corporation's target minimum of 21 months. For purposes of calculating Time to Required Funding, at June 30, 2013, we have included in the amount of unsecured contractual obligations $9.6 billion, which includes the $8.6 billion liability related to the BNY Mellon Settlement and $951 million related to the August 1, 2013 redemption of the Series J Preferred Stock. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain.

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

The types of potential contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals; increased draws on loan commitments, liquidity facilities and letters of credit, including Variable Rate Demand Notes; additional collateral that counterparties could call if our credit ratings were downgraded; collateral and margin requirements arising from market value changes; and potential liquidity required to maintain businesses and finance customer activities. Changes in certain market factors, including, but not limited to, credit rating downgrades, could negatively impact potential contractual and contingent outflows and the related financial instruments, and in some cases these impacts could be material to our financial results.

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

Diversified Funding Sources

We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a centralized, globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.08 trillion and $1.11 trillion at June 30, 2013 and December 31, 2012. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the Federal Deposit Insurance Corporation. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.

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

We issue the majority of our long-term unsecured debt at the parent company. During the three and six months ended June 30, 2013, the parent company issued $3.0 billion and $16.0 billion of long-term unsecured debt, including structured liabilities of $1.7 billion and $3.2 billion. We may also issue long-term unsecured debt through BANA in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile, although there were no new issuances through BANA during the six months ended June 30, 2013. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

On July 18, 2013, we announced an "any and all" cash tender offer and a maximum cash tender offer for certain senior notes maturing in 2014. The "any and all" tender offer expired on July 31, 2013 and the aggregate consideration payable for securities accepted for purchase in this tender was $2.1 billion. The maximum tender offer will expire on August 14, 2013 and the maximum aggregate consideration available for securities accepted for purchase in this tender is $2.9 billion. In addition, we issued $2.0 billion of 4.1% notes due July 2023 and €1.5 billion of 2.5% notes due July 2020. Substantially all of this newly issued debt has been converted to floating-rate debt with derivative transactions.

Table 24 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2013.

Table 24
Long-term Debt By Maturity
(Dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Bank of America Corporation	$5,907	$21,616	$17,278	$22,091	$19,320	$52,024	$138,236
Merrill Lynch & Co., Inc.	6,940	16,280	3,795	2,878	5,773	26,138	61,804
Merrill Lynch & Co., Inc. subsidiaries	899	3,608	2,371	1,411	2,331	8,121	18,741
Bank of America, N.A. and subsidiaries	—	2	—	1,087	6,370	1,739	9,198
Other debt	3,080	1,484	1,647	1,915	17	412	8,555
Total long-term debt excluding consolidated VIEs	16,826	42,990	25,091	29,382	33,811	88,434	236,534
Long-term debt of consolidated VIEs	5,741	9,555	1,470	2,089	1,630	5,461	25,946
Total long-term debt	$22,567	$52,545	$26,561	$31,471	$35,441	$93,895	$262,480

Table 25 presents our long-term debt by major currency at June 30, 2013 and December 31, 2012.

Table 25
Long-term Debt By Major Currency
(Dollars in millions)	June 30 2013	December 31 2012
U.S. Dollar	$178,213	$180,329
Euro	52,565	58,985
Japanese Yen	10,599	12,749
British Pound	9,349	11,126
Canadian Dollar	3,252	3,560
Australian Dollar	3,098	2,760
Swiss Franc	1,530	1,917
Other	3,874	4,159
Total long-term debt	$262,480	$275,585

Total long-term debt decreased $13.1 billion, or five percent, during the six months ended June 30, 2013, primarily driven by maturities outpacing new issuances. We anticipate that debt levels will decline due to maturities through 2013, reflecting our ongoing initiative to reduce our debt balances over time. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our broker/dealer subsidiaries may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 12 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see pages 75 through 79 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 130.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $49.1 billion and $51.7 billion at June 30, 2013 and December 31, 2012.

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

Other factors that influence our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types, the rating agencies' assessment of the general operating environment for financial services companies, our mortgage exposures (including litigation), our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices, and current or future regulatory and legislative initiatives.

The major rating agencies have each indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments.

On June 11, 2013, Standard & Poor's Ratings Services (S&P) published a report that affirmed all its current ratings for Bank of America Corporation and seven other BHCs that the agency views as having high systemic importance. That report also indicated that S&P is reconsidering, and may remove, the uplift for government support in its holding company ratings for those companies. As a result, the agency maintained its negative outlook on the Corporation's holding company ratings. S&P also maintained its negative outlook on the Corporation's operating company ratings, citing company-specific factors. On May 16, 2013, Fitch Ratings (Fitch) announced the results of its periodic review of its ratings for 12 large, complex securities trading and universal banks, including Bank of America Corporation. As part of this action, Fitch affirmed the Corporation's senior credit ratings and upgraded the rating of its stand-alone creditworthiness, as well as the ratings for its subordinated debt, trust preferred and preferred stock issuances, each by one notch. On March 27, 2013, Moody's Investor Service, Inc. (Moody's) published an update on systemic support in U.S. bank ratings and indicated

the agency expects to resolve the current negative outlooks on its ratings for systemically important U.S. BHCs, including that of the Corporation, during 2013.

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

At June 30, 2013, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $3.0 billion, comprised of $2.6 billion for BANA and $0.4 billion for Merrill Lynch and certain of its subsidiaries. If the rating agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $5.4 billion in additional incremental collateral, comprised of $1.3 billion for BANA and $4.1 billion for Merrill Lynch and certain of its subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was $2.7 billion, against which $2.1 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was an incremental $1.8 billion, against which $1.2 billion of collateral has been posted.

While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time to Required Funding and Stress Modeling on page 78.

For information regarding the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

On July 18, 2013, Moody's revised its outlook on the U.S. government to stable from negative and affirmed its Aaa long-term sovereign credit rating on the U.S. government. On June 28, 2013, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government, but the outlook remains negative. On June 10, 2013, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government, as the outlook on the long-term credit rating was revised to stable from negative.

Credit Risk Management

Credit quality continued to improve during the second quarter of 2013 due in part to improving economic conditions. In addition, our proactive credit risk management activities positively impacted the credit portfolio as charge-offs and delinquencies continued to improve, primarily in the consumer portfolios and risk ratings improved in the commercial portfolios. For additional information, see Executive Summary – Second Quarter 2013 Economic and Business Environment on page 6.

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

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 116 and Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

For information on our Credit Risk Management activities, see Consumer Portfolio Credit Risk Management on page 83, Commercial Portfolio Credit Risk Management on page 104, Non-U.S. Portfolio on page 116, Provision for Credit Losses and Allowance for Credit Losses both on page 120, Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

Since January 2008, and through the second quarter of 2013, Bank of America and Countrywide have completed approximately 1.3 million loan modifications with customers. During the second quarter of 2013, we completed more than 38,000 customer loan modifications with a total unpaid principal balance of approximately $8 billion, including approximately 8,300 permanent modifications under the government's Making Home Affordable Program. Of the loan modifications completed during the second quarter of 2013, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and/or capitalization of past due amounts which represented 63 percent of the volume of modifications completed during the second quarter of 2013, while principal reductions and forgiveness represented 14 percent, principal forbearance represented 12 percent and capitalization of past due amounts represented six percent. For modified loans on our balance sheet, these modification types are generally considered TDRs. For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 101 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. economy, labor markets and home prices during 2012 and through the six months ended June 30, 2013 resulted in lower credit losses across all major consumer portfolios compared to the six months ended June 30, 2012. Although home prices have shown steady improvement over the past year and a half, it was not enough to offset the adverse impact in the home loans portfolio since 2006.

Improved credit quality across the consumer portfolio drove a $3.0 billion decrease during the six months ended June 30, 2013 in the consumer allowance for loan and lease losses. For additional information, see Allowance for Credit Losses on page 120.

In January 2013, we entered into the FNMA Settlement to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated and sold directly to FNMA from January 1, 2000 through December 31, 2008 by entities related to Countrywide and BANA. In connection with the FNMA Settlement, we repurchased certain loans from FNMA and, as of June 30, 2013, these loans had an unpaid principal balance of $6.1 billion and a carrying value of $5.1 billion of which $5.7 billion of unpaid principal balance and $4.8 billion of carrying value were classified as PCI loans. All of these loans are included in the Legacy Assets & Servicing portfolio in Table 29. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. For more information on the FNMA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

For further information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Table 26 presents our outstanding consumer loans, leases and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 26, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. For additional information, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For additional information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95. In addition, given the continued run-off of our discontinued real estate portfolio, effective January 1, 2013, the pay option loans previously included in discontinued real estate loans are now included as part of our residential mortgage and home equity portfolios. The majority of these loans were considered credit-impaired and were written down to fair value upon acquisition. Prior periods were reclassified to conform to current period presentation. For more information on pay option loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Residential Mortgage Loan Portfolio on page 97.

Table 26
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Residential mortgage (1)	$253,959	$252,929	$21,224	$17,451
Home equity	100,011	108,140	7,431	8,667
U.S. credit card	90,523	94,835	n/a	n/a
Non-U.S. credit card	10,340	11,697	n/a	n/a
Direct/Indirect consumer (2)	83,358	83,205	n/a	n/a
Other consumer (3)	1,803	1,628	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	539,994	552,434	28,655	26,118
Loans accounted for under the fair value option (4)	1,052	1,005	n/a	n/a
Total consumer loans and leases	$541,046	$553,439	$28,655	$26,118

(1)
Outstandings include pay option loans of $5.8 billion and $6.7 billion and non-U.S. residential mortgage loans of $83 million and $93 million at June 30, 2013 and December 31, 2012. We no longer originate pay option loans.

(2)
Outstandings include dealer financial services loans of $36.8 billion and $35.9 billion, consumer lending loans of $3.6 billion and $4.7 billion, U.S. securities-based lending loans of $30.0 billion and $28.3 billion, non-U.S. consumer loans of $7.5 billion and $8.3 billion, student loans of $4.4 billion and $4.8 billion and other consumer loans of $1.1 billion and $1.2 billion at June 30, 2013 and December 31, 2012.

(3)
Outstandings include consumer finance loans of $1.3 billion and $1.4 billion, consumer leases of $351 million and $34 million, consumer overdrafts of $149 million and $177 million and other non-U.S. consumer loans of $5 million at both June 30, 2013 and December 31, 2012.

(4)
Consumer loans accounted for under the fair value option represent residential mortgage loans at both June 30, 2013 and December 31, 2012. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 100 and Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

Table 27 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (excluding those loans discharged in Chapter 7 bankruptcy) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term stand-by agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due. For more information on FHA loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 65.

Table 27
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Residential mortgage (1)	$14,316	$15,055	$20,604	$22,157
Home equity	4,151	4,282	—	—
U.S. credit card	n/a	n/a	1,167	1,437
Non-U.S. credit card	n/a	n/a	158	212
Direct/Indirect consumer	72	92	462	545
Other consumer	1	2	2	2
Total (2)	$18,540	$19,431	$22,393	$24,353
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	3.43%	3.52%	4.15%	4.41%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	4.39	4.46	0.42	0.50

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2013 and December 31, 2012, residential mortgage included $16.0 billion and $17.8 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.6 billion and $4.4 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At June 30, 2013 and December 31, 2012, $396 million and $391 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 28 presents net charge-offs and related ratios for consumer loans and leases.

Table 28
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs (1)				Net Charge-off Ratios (1, 2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Residential mortgage	$271	$749	$654	$1,662	0.43%	1.14%	0.51%	1.25%
Home equity	486	893	1,170	1,851	1.92	3.00	2.27	3.07
U.S. credit card	917	1,244	1,864	2,575	4.10	5.27	4.14	5.36
Non-U.S. credit card	104	135	216	338	3.93	3.97	4.03	4.89
Direct/Indirect consumer	86	181	210	407	0.42	0.86	0.51	0.95
Other consumer	51	49	103	105	11.57	7.71	12.15	8.15
Total	$1,915	$3,251	$4,217	$6,938	1.42	2.25	1.56	2.37

(1)
Net charge-offs exclude write-offs in the PCI loan portfolios of $110 million and $855 million for home equity and $203 million and $297 million for residential mortgage for the three and six months ended June 30, 2013 compared to none for the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.74 percent and 0.90 percent for residential mortgage, 2.07 percent and 2.46 percent for home equity, and 1.81 percent and 1.99 percent for the total consumer portfolio for the three and six months ended June 30, 2013, respectively. Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 1.97 percent and 2.15 percent for residential mortgage, 3.32 percent and 3.40 percent for home equity, and 2.86 percent and 3.00 percent for the total consumer portfolio for the three and six months ended June 30, 2012, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs exclude write-offs in the PCI loan portfolios of $110 million and $855 million in home equity and $203 million and $297 million in residential mortgage for the three and six months ended June 30, 2013, respectively. This compared to none for the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 2.35 percent and 3.93 percent for home equity and 0.74 percent and 0.75 percent for residential mortgage for the three and six months ended June 30, 2013, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

Table 29 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing, see CRES on page 37.

Table 29
Home Loans Portfolio
	Outstandings		Nonperforming		Net Charge-offs (1)
	June 30 2013	December 31 2012	June 30 2013	December 31 2012	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2013	2012	2013	2012
Core portfolio
Residential mortgage	$172,257	$170,116	$3,404	$3,193	$68	$141	$169	$285
Home equity	57,407	60,851	1,355	1,265	115	172	281	355
Total Core portfolio	229,664	230,967	4,759	4,458	183	313	450	640
Legacy Assets & Servicing portfolio
Residential mortgage (2)	81,702	82,813	10,912	11,862	203	608	485	1,377
Home equity	42,604	47,289	2,796	3,017	371	721	889	1,496
Total Legacy Assets & Servicing portfolio	124,306	130,102	13,708	14,879	574	1,329	1,374	2,873
Home loans portfolio
Residential mortgage	253,959	252,929	14,316	15,055	271	749	654	1,662
Home equity	100,011	108,140	4,151	4,282	486	893	1,170	1,851
Total home loans portfolio	$353,970	$361,069	$18,467	$19,337	$757	$1,642	$1,824	$3,513

			Allowance for loan and lease losses		Provision for loan and lease losses
			June 30 2013	December 31 2012	Three Months Ended June 30		Six Months Ended June 30
					2013	2012	2013	2012
Core portfolio
Residential mortgage			$803	$829	$39	$107	$144	$307
Home equity			1,151	1,286	40	9	147	114
Total Core portfolio			1,954	2,115	79	116	291	421
Legacy Assets & Servicing portfolio
Residential mortgage			5,268	6,259	(222)	341	(188)	1,364
Home equity			5,174	6,559	170	222	408	659
Total Legacy Assets & Servicing portfolio			10,442	12,818	(52)	563	220	2,023
Home loans portfolio
Residential mortgage			6,071	7,088	(183)	448	(44)	1,671
Home equity			6,325	7,845	210	231	555	773
Total home loans portfolio			$12,396	$14,933	$27	$679	$511	$2,444

(1)
Net charge-offs exclude write-offs in the PCI loan portfolios of $110 million and $855 million for home equity and $203 million and $297 million for residential mortgage for the three and six months ended June 30, 2013, which are included in the Legacy Assets & Servicing portfolio, compared to none for the same periods in 2012. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(2)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $1.1 billion and $1.0 billion of residential mortgage loans accounted for under the fair value option at June 30, 2013 and December 31, 2012. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 100 and Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 95.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 47 percent of consumer loans at June 30, 2013. Approximately 17 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, loans repurchased in connection with the FNMA Settlement, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.

Outstanding balances in the residential mortgage portfolio, excluding $1.1 billion of loans accounted for under the fair value option, increased $1.0 billion during the six months ended June 30, 2013 as new origination volume retained on our balance sheet and loans repurchased as part of the FNMA Settlement were partially offset by paydowns and charge-offs.

At June 30, 2013 and December 31, 2012, the residential mortgage portfolio included $89.3 billion and $90.9 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At June 30, 2013 and December 31, 2012, $63.8 billion and $66.6 billion had FHA insurance with the remainder protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record a significant allowance for credit losses with respect to these loans.

At June 30, 2013 and December 31, 2012, $25.4 billion and $25.5 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

In addition to the long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. At June 30, 2013 and December 31, 2012, the synthetic securitization vehicles referenced principal balances of $14.8 billion and $17.6 billion of residential mortgage loans and provided loss protection up to $420 million and $500 million. At June 30, 2013 and December 31, 2012, the Corporation had a receivable of $230 million and $305 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the PCI and fully-insured loan portfolios, for the three and six months ended June 30, 2013 would have been reduced by four bps for both periods compared to nine bps and eight bps for the same periods in 2012.

The long-term stand-by agreements with FNMA and FHLMC and to a lesser extent the synthetic securitizations together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At June 30, 2013 and December 31, 2012, these programs had the cumulative effect of reducing our risk-weighted assets by $7.5 billion and $7.2 billion, and increasing our Tier 1 capital ratio by seven bps and eight bps, and our Tier 1 common capital ratio by six bps and seven bps.

Table 30 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the table below (in the "Reported Basis" columns) accruing balances past due and nonperforming loans do not include the PCI loan portfolio even though the customer may be contractually past due. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 95.

Table 30
Residential Mortgage – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					June 30 2013	December 31 2012	June 30 2013	December 31 2012
Outstandings					$253,959	$252,929	$143,474	$144,624
Accruing past due 30 days or more					26,625	28,815	2,553	3,117
Accruing past due 90 days or more					20,604	22,157	—	—
Nonperforming loans					14,316	15,055	14,316	15,055
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100					16%	15%	9%	10%
Refreshed LTV greater than 100					18	28	14	20
Refreshed FICO below 620					23	23	13	14
2006 and 2007 vintages (2)					24	25	31	34

	Reported Basis				Excluding Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012	2013	2012	2013	2012
Net charge-off ratio (3)	0.43%	1.14%	0.51%	1.25%	0.74%	1.97%	0.90%	2.15%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $1.1 billion and $1.0 billion of residential mortgage loans accounted for under the fair value option at June 30, 2013 and December 31, 2012. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 100 and Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
These vintages of loans account for 59 percent and 61 percent of nonperforming residential mortgage loans at June 30, 2013 and December 31, 2012, and 67 percent and 66 percent of residential mortgage net charge-offs for the three and six months ended June 30, 2013 and 72 percent for both the three and six months ended June 30, 2012.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $739 million during the six months ended June 30, 2013 as paydowns, returns to performing status, charge-offs, transfers to foreclosed property and the impact of sales outpaced new inflows. At June 30, 2013, borrowers were current on contractual payments with respect to $4.3 billion, or 30 percent of nonperforming residential mortgage loans, and $7.6 billion, or 53 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less costs to sell. Accruing loans past due 30 days or more decreased $564 million during the six months ended June 30, 2013.

Net charge-offs decreased $478 million to $271 million for the three months ended June 30, 2013, or 0.74 percent of total average residential mortgage loans, compared to $749 million, or 1.97 percent for the same period in 2012. Net charge-offs decreased $1.0 billion to $654 million for the six months ended June 30, 2013, or 0.90 percent of total average residential mortgage loans, compared to $1.7 billion, or 2.15 percent for the same period in 2012. These decreases in net charge-offs for the three- and six-month periods were primarily driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due which were written down to the estimated fair value of the collateral less costs to sell, due in part to improvement in home prices and the U.S. economy. Net charge-off ratios were also impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.

Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed loan-to-value (LTV), loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised three and four percent of the residential mortgage portfolio at June 30, 2013 and December 31, 2012, and accounted for 12 percent and 16 percent of the residential mortgage net charge-offs during the three and six months ended June 30, 2013 compared to 20 percent and 21 percent for the same periods in 2012.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed LTV represented nine percent and 10 percent of the residential mortgage portfolio at June 30, 2013 and December 31, 2012. Loans with a refreshed LTV greater than 100 percent represented 14 percent and 20 percent of the residential mortgage loan portfolio at June 30, 2013 and December 31, 2012. Of the loans with a refreshed LTV greater than 100 percent, 93 percent and 92 percent were performing at June 30, 2013 and December 31, 2012. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006. Loans to borrowers with refreshed FICO scores below 620 represented 13 percent and 14 percent of the residential mortgage portfolio at June 30, 2013 and December 31, 2012.

Of the $143.5 billion and $144.6 billion in total residential mortgage loans outstanding at June 30, 2013 and December 31, 2012, as shown in Table 31, 40 percent were originated as interest-only loans for both periods. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $15.8 billion, or 27 percent at June 30, 2013. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2013, $349 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $2.6 billion, or two percent of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at June 30, 2013, $2.4 billion, or 15 percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming compared to $14.3 billion, or 10 percent of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Table 31 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent of outstandings at both June 30, 2013 and December 31, 2012. Loans within this MSA comprised only six percent charge-offs for both the three and six months ended June 30, 2013 and eight percent of net charge-offs for both the three and six months ended June 30, 2012.

Table 31
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2013	December 31 2012	June 30 2013	December 31 2012	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2013	2012	2013	2012
California	$48,108	$48,671	$4,306	$4,580	$61	$254	$157	$591
New York (3)	11,632	11,290	965	972	15	21	30	41
Florida (3)	11,041	11,100	1,679	1,773	35	117	69	205
Texas	6,846	6,928	471	498	5	10	14	29
Virginia	4,928	5,096	414	410	5	12	14	28
Other U.S./Non-U.S.	60,919	61,539	6,481	6,822	150	335	370	768
Residential mortgage loans (4)	$143,474	$144,624	$14,316	$15,055	$271	$749	$654	$1,662
Fully-insured loan portfolio	89,261	90,854
Purchased credit-impaired residential mortgage loan portfolio	21,224	17,451
Total residential mortgage loan portfolio	$253,959	$252,929

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $1.1 billion and $1.0 billion of residential mortgage loans accounted for under the fair value option at June 30, 2013 and December 31, 2012. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 100 and Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
Net charge-offs exclude $203 million and $297 million of write-offs in the residential mortgage PCI loan portfolio for the three and six months ended June 30, 2013 compared to none for the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At June 30, 2013 and December 31, 2012, our CRA portfolio was $11.1 billion and $11.3 billion, or eight percent of the residential mortgage loan balances for both periods. The CRA portfolio included $2.2 billion and $2.5 billion of nonperforming loans at June 30, 2013 and December 31, 2012 representing 16 percent of total nonperforming residential mortgage loans for both periods. Net charge-offs related to the CRA portfolio were $56 million and $134 million for the three months ended June 30, 2013 and 2012, or 21 percent and 18 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs related to the CRA portfolio were $148 million and $320 million for the six months ended June 30, 2013 and 2012, or 23 percent and 20 percent of total net charge-offs for the residential mortgage portfolio.

Home Equity

The home equity portfolio makes up 18 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages. At June 30, 2013, our HELOC portfolio had an outstanding balance of $85.0 billion, or 85 percent of the total home equity portfolio. HELOCs generally have an initial draw period of 10 years with approximately eight percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At June 30, 2013, our home equity loan portfolio had an outstanding balance of $13.5 billion, or 14 percent of the total home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and 51 percent of these loans have 25- to 30-year terms.

At June 30, 2013, our reverse mortgage portfolio had an outstanding balance of $1.5 billion, or one percent of the total home equity portfolio. We no longer originate these products.

At June 30, 2013, approximately 86 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $8.1 billion during the six months ended June 30, 2013 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at June 30, 2013 and December 31, 2012, $23.9 billion and $24.7 billion, or 24 percent and 23 percent were in first-lien positions (26 percent and 25 percent excluding the PCI home equity portfolio at June 30, 2013 and December 31, 2012). At June 30, 2013, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $23.4 billion, or 25 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $58.4 billion at June 30, 2013 compared to $60.9 billion at December 31, 2012. This decrease was primarily due to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 59 percent at June 30, 2013 compared to 60 percent at December 31, 2012.

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

Table 32
Home Equity – Key Credit Statistics
					Reported Basis		Excluding Purchased Credit-impaired Loans
(Dollars in millions)					June 30 2013	December 31 2012	June 30 2013	December 31 2012
Outstandings					$100,011	$108,140	$92,580	$99,473
Accruing past due 30 days or more (1)					848	1,099	848	1,099
Nonperforming loans (1)					4,151	4,282	4,151	4,282
Percent of portfolio
Refreshed combined LTV greater than 90 but less than or equal to 100					10%	10%	10%	10%
Refreshed combined LTV greater than 100					28	31	25	29
Refreshed FICO below 620					8	9	8	8
2006 and 2007 vintages (2)					48	48	45	46

	Reported Basis				Excluding Purchased Credit-impaired Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012	2013	2012	2013	2012
Net charge-off ratio (3)	1.92%	3.00%	2.27%	3.07%	2.07%	3.32%	2.46%	3.40%

(1)
Accruing past due 30 days or more includes $199 million and $321 million and nonperforming loans includes $638 million and $824 million of loans where we serviced the underlying first-lien at June 30, 2013 and December 31, 2012.

(2)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 51 percent of nonperforming home equity loans at both June 30, 2013 and December 31, 2012, and accounted for 63 percent and 61 percent of net charge-offs for the three and six months ended June 30, 2013 and 64 percent for both the three and six months ended June 30, 2012.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

The following discussion presents the home equity portfolio excluding the PCI loan portfolio.

Nonperforming outstanding balances in the home equity portfolio decreased $131 million during the six months ended June 30, 2013 due to charge-offs and returns to performing status outpacing new inflows.

At June 30, 2013, on $2.0 billion, or 49 percent of nonperforming home equity loans, the borrowers were current on contractual payments and $1.3 billion, or 32 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less costs to sell. Outstanding balances accruing past due 30 days or more decreased $251 million during the six months ended June 30, 2013.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. At June 30, 2013, we estimate that $2.3 billion of current and $369 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $615 million of these combined amounts, with the remaining $2.0 billion serviced by third parties. Of the $2.6 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $1.3 billion had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $407 million to $486 million, or 2.07 percent of the total average home equity portfolio, for the three months ended June 30, 2013 compared to $893 million, or 3.32 percent for the same period in 2012. Net charge-offs decreased $681 million to $1.2 billion, or 2.46 percent of the total average home equity portfolio, for the six months ended June 30, 2013 compared to $1.9 billion, or 3.40 percent for the same period in 2012. These decreases in net charge-offs for the three- and six-month periods were primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy. Net charge-off ratios were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

There are certain characteristics of the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007, and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines since 2006 coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised seven percent and eight percent of the total home equity portfolio at June 30, 2013 and December 31, 2012, and accounted for 22 percent and 20 percent of the home equity net charge-offs for the three and six months ended June 30, 2013 compared to 22 percent and 24 percent for the same periods in 2012.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed CLTVs comprised 10 percent of the home equity portfolio at both June 30, 2013 and December 31, 2012. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 25 percent and 29 percent of the home equity portfolio at June 30, 2013 and December 31, 2012. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration since 2006 has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current on their home equity loan and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at June 30, 2013. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented eight percent of the home equity portfolio at both June 30, 2013 and December 31, 2012.

Of the $92.6 billion and $99.5 billion in total home equity portfolio outstandings at June 30, 2013 and December 31, 2012, 80 percent and 79 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $2.3 billion, or three percent of total HELOCs at June 30, 2013. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2013, $76 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $757 million, or one percent of outstanding accruing past due 30 days or more for the entire HELOC portfolio. In addition, at June 30, 2013, $168 million, or seven percent of outstanding HELOCs that had entered the amortization period were nonperforming compared to $3.6 billion, or four percent of outstandings that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended June 30, 2013, approximately 63 percent of these customers did not pay any principal on their HELOCs.

Table 33 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both June 30, 2013 and December 31, 2012. This MSA comprised nine percent of net charge-offs for both the three and six months ended June 30, 2013 and seven percent and eight percent of net charge-offs for the same periods in 2012. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both June 30, 2013 and December 31, 2012. This MSA comprised nine percent of net charge-offs for both the three and six months ended June 30, 2013 and nine percent and 11 percent for the same periods in 2012.

For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 33
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs (1)
	June 30 2013	December 31 2012	June 30 2013	December 31 2012	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2013	2012	2013	2012
California	$26,693	$28,730	$1,082	$1,128	$136	$263	$329	$579
Florida (2)	11,190	11,899	669	706	84	123	206	287
New Jersey (2)	6,434	6,789	309	312	27	34	63	77
New York (2)	6,341	6,736	405	419	29	47	68	95
Massachusetts	4,114	4,381	147	140	10	21	25	35
Other U.S./Non-U.S.	37,808	40,938	1,539	1,577	200	405	479	778
Home equity loans (3)	$92,580	$99,473	$4,151	$4,282	$486	$893	$1,170	$1,851
Purchased credit-impaired home equity portfolio	7,431	8,667
Total home equity loan portfolio	$100,011	$108,140

(1)
Net charge-offs exclude $110 million and $855 million of write-offs in the home equity PCI loan portfolio for the three and six months ended June 30, 2013 compared to none for the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

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

PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it were one loan for purposes of applying the accounting guidance for PCI loans. An individual loan is removed from a PCI loan pool if it is sold, foreclosed, forgiven or the expectation of any future proceeds is remote. When a loan is removed from a PCI loan pool and the foreclosure or recovery value of the loan is less than the loan's carrying value, the difference is first applied against the PCI pool's nonaccretable difference. If the nonaccretable difference has been fully utilized, only then is the PCI pool's basis applicable to that loan written-off against its valuation reserve; however, the integrity of the pool is maintained and it continues to be accounted for as if it were one loan.

In January 2013, in connection with the FNMA Settlement, we repurchased certain residential mortgage loans that had previously been sold to FNMA, which we have valued at less than the purchase price. As of June 30, 2013, loans repurchased in connection with the FNMA Settlement that we classified as PCI had an unpaid principal balance of $5.7 billion and a carrying value of $4.8 billion. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 34 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 34
Purchased Credit-impaired Loan Portfolio
	June 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$22,330	$21,224	$2,394	$18,830	84.33%
Home equity	7,243	7,431	1,531	5,900	81.46
Total purchased credit-impaired loan portfolio	$29,573	$28,655	$3,925	$24,730	83.62

	December 31, 2012
Residential mortgage	$18,069	$17,451	$3,108	$14,343	79.38%
Home equity	8,434	8,667	2,428	6,239	73.97
Total purchased credit-impaired loan portfolio	$26,503	$26,118	$5,536	$20,582	77.66

The total PCI unpaid principal balance increased $3.1 billion, or 12 percent, during the six months ended June 30, 2013 primarily due to the $5.7 billion of loans repurchased in connection with the FNMA Settlement. Excluding the $5.7 billion of loans repurchased, the total PCI unpaid principal balance decreased $2.7 billion primarily driven by liquidations, payoffs, paydowns and write-offs.

Of the unpaid principal balance of $29.6 billion at June 30, 2013, $7.2 billion was 180 days or more past due, including $7.0 billion of first-lien and $236 million of home equity loans. Of the $22.4 billion that was less than 180 days past due, $19.1 billion, or 86 percent of the total unpaid principal balance, was current based on the contractual terms while $2.1 billion, or 10 percent, was in early stage delinquency.

During the three months ended June 30, 2013, we recorded a provision benefit of $252 million for the PCI loan portfolio including a provision benefit of $205 million for residential mortgage and a benefit of $47 million for home equity. This compared to a total provision expense of $6 million for the three months ended June 30, 2012. During the six months ended June 30, 2013, we recorded a provision benefit of $459 million for the PCI loan portfolio including a provision benefit of $396 million for residential mortgage and a benefit of $63 million for home equity. This compared to a total provision expense of $493 million for the six months ended June 30, 2012. The provision benefit for the three and six months ended June 30, 2013 was primarily driven by an improvement in our home price outlook.

The PCI valuation allowance declined $1.6 billion during the six months ended June 30, 2013 due to $855 million and $297 million of write-offs in the home equity and residential mortgage PCI loan portfolios, and a provision benefit of $459 million for the PCI loan portfolio. Write-offs during the six months ended June 30, 2013 included certain home equity PCI loans that were ineligible for the National Mortgage Settlement, but had similar characteristics as the eligible loans and the expectations of future cash proceeds was considered remote.

Additional information on the PCI residential mortgage and home equity portfolios is provided in the following sections.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio comprised 74 percent of the total PCI loan portfolio at June 30, 2013. Those loans to borrowers with a refreshed FICO score below 620 represented 56 percent of the PCI residential mortgage loan portfolio at June 30, 2013. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 45 percent of the PCI residential mortgage loan portfolio and 64 percent based on the unpaid principal balance at June 30, 2013. Table 35 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 35
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	June 30 2013	December 31 2012
California	$9,441	$9,238
Florida (1)	2,019	1,797
Virginia	825	715
Maryland	803	417
Texas	476	192
Other U.S./Non-U.S.	7,660	5,092
Total	$21,224	$17,451

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

Pay option adjustable-rate mortgages (ARMs), which are included in the residential mortgage portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually, subject to resetting if minimum payments are made and deferred interest limits are reached. Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully-amortizing loan payment amount is re-established after the initial five- or ten-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan's principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully-amortizing payment is required.

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

At June 30, 2013, the unpaid principal balance of pay option loans was $6.0 billion, with a carrying amount of $5.8 billion, including $5.3 billion of loans that were credit-impaired upon acquisition, and accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $3.6 billion including $225 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, 15 percent and 10 percent at June 30, 2013 and December 31, 2012 elected to make only the minimum payment on pay option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions regarding this evaluation including prepayment and default rates. Of the loans in the pay option portfolio at June 30, 2013 that have not already experienced a payment reset, less than one percent are expected to reset before 2016, 19 percent are expected to reset in 2016 and eight percent are expected to reset thereafter. In addition, seven percent are expected to prepay and 66 percent are expected to default prior to being reset, most of which were severely delinquent as of June 30, 2013.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio comprised 26 percent of the total PCI loan portfolio at June 30, 2013. Those loans with a refreshed FICO score below 620 represented 18 percent of the PCI home equity portfolio at June 30, 2013. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 73 percent of the PCI home equity portfolio and 74 percent based on the unpaid principal balance at June 30, 2013. Table 36 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 36
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	June 30 2013	December 31 2012
California	$2,209	$2,629
Florida (1)	404	524
Virginia	346	383
Arizona	244	297
Colorado	232	264
Other U.S./Non-U.S.	3,996	4,570
Total	$7,431	$8,667

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

The U.S. credit card portfolio is managed in CBB. Outstandings in the U.S. credit card portfolio decreased $4.3 billion during the six months ended June 30, 2013 due to a seasonal decline in retail transaction volume. For the three and six months ended June 30, 2013, net charge-offs decreased $327 million to $917 million and $711 million to $1.9 billion compared to the same periods in 2012 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment, account management on higher risk accounts and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $548 million while loans 90 days or more past due and still accruing interest declined $270 million during the six months ended June 30, 2013 as a result of the factors mentioned above that contributed to lower net charge-offs. Table 37 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 37
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2013	December 31 2012
Outstandings			$90,523	$94,835
Accruing past due 30 days or more			2,200	2,748
Accruing past due 90 days or more			1,167	1,437

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net charge-offs	$917	$1,244	$1,864	$2,575
Net charge-off ratios (1)	4.10%	5.27%	4.14%	5.36%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $327.5 billion at June 30, 2013 compared to $335.5 billion at December 31, 2012. The $8.0 billion decrease was driven by closure of inactive accounts and account management initiatives on higher risk accounts.

Table 38 presents certain state concentrations for the U.S. credit card portfolio.

Table 38
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2013	December 31 2012	June 30 2013	December 31 2012	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2013	2012	2013	2012
California	$13,471	$14,101	$186	$235	$152	$226	$314	$470
Florida	7,114	7,469	118	149	95	138	198	290
Texas	6,206	6,448	74	92	57	78	118	160
New York	5,450	5,746	75	91	64	72	124	149
Washington	3,786	3,884	33	41	26	39	53	79
Other U.S.	54,496	57,187	681	829	523	691	1,057	1,427
Total U.S. credit card portfolio	$90,523	$94,835	$1,167	$1,437	$917	$1,244	$1,864	$2,575

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $1.4 billion during the six months ended June 30, 2013 due to a weakening of the British Pound against the U.S. Dollar and a seasonal decline in retail transaction volume. For the three and six months ended June 30, 2013, net charge-offs decreased $31 million to $104 million and $122 million to $216 million compared to the same periods in 2012 due primarily to improvement in delinquencies as a result of higher credit quality originations, and portfolio sales.

Unused lines of credit for non-U.S. credit card totaled $29.2 billion at June 30, 2013 compared to $32.2 billion at December 31, 2012. The $3.0 billion decrease was driven by a weakening of the British Pound against the U.S. Dollar and closure of inactive accounts.

Table 39 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 39
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2013	December 31 2012
Outstandings			$10,340	$11,697
Accruing past due 30 days or more			287	403
Accruing past due 90 days or more			158	212

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net charge-offs	$104	$135	$216	$338
Net charge-off ratios (1)	3.93%	3.97%	4.03%	4.89%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

Direct/Indirect Consumer

At June 30, 2013, approximately 49 percent of the direct/indirect portfolio was included in CBB (consumer dealer financial services - automotive, marine, aircraft, recreational vehicle loans and consumer personal loans), 41 percent was included in GWIM (principally securities-based lending loans and other personal loans) and the remainder was primarily in All Other (the GWIM International Wealth Management (IWM) businesses based outside of the U.S. and student loans).

Outstanding loans and leases increased $153 million during the six months ended June 30, 2013 as growth within the consumer dealer financial services auto portfolio and securities-based lending portfolio was offset by a loan sale within the securities-based lending portfolio in connection with the Corporation's agreement to sell the IWM businesses as well as lower outstandings in the unsecured consumer lending portfolio. For the three and six months ended June 30, 2013, net charge-offs decreased $95 million to $86 million and $197 million to $210 million, or 0.42 percent and 0.51 percent of total average direct/indirect loans compared to 0.86 percent and 0.95 percent for the same periods in 2012. These decreases were primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings.

For the three and six months ended June 30, 2013, net charge-offs in the unsecured consumer lending portfolio decreased $80 million to $54 million and $167 million to $124 million, or 5.60 percent and 6.04 percent of total average unsecured consumer lending loans compared to 8.03 percent and 8.18 percent for the same periods in 2012. During the six months ended June 30, 2013, direct/indirect loans that were past due 30 days or more and still accruing interest declined $282 million to $1.1 billion due to improvements in the unsecured consumer lending, dealer financial services and student lending portfolios.

Table 40 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 40
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2013	December 31 2012	June 30 2013	December 31 2012	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2013	2012	2013	2012
California	$10,575	$10,793	$40	$53	$12	$25	$27	$56
Florida	7,307	7,363	29	37	10	19	23	44
Texas	7,238	7,239	32	41	8	15	20	33
New York	4,761	4,794	23	28	5	13	12	26
Georgia	2,463	2,491	27	31	4	9	9	18
Other U.S./Non-U.S.	51,014	50,525	311	355	47	100	119	230
Total direct/indirect loan portfolio	$83,358	$83,205	$462	$545	$86	$181	$210	$407

Other Consumer

At June 30, 2013, approximately 72 percent of the $1.8 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited. The remainder is primarily leases within the consumer dealer financial services portfolio included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option were comprised entirely of residential mortgage loans in consolidated variable interest entities of $1.1 billion at June 30, 2013. During the three and six months ended June 30, 2013, we recorded net gains of $11 million and $47 million resulting from changes in the fair value of the loan portfolio. These were offset by net losses recorded on the related long-term debt during the three and six months ended June 30, 2013.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 41 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2013 and 2012. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (excluding those loans discharged in Chapter 7 bankruptcy) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from Table 41. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. Nonperforming loans decreased $742 million and $891 million during the three and six months ended June 30, 2013 as outflows outpaced new inflows which continued to improve due to favorable delinquency trends.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At June 30, 2013, $9.5 billion, or 50 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $9.0 billion of nonperforming loans 180 days or more past due and $508 million of foreclosed properties. In addition, at June 30, 2013, $6.3 billion of nonperforming loans, or 34 percent of nonperforming consumer loans, were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans due to regulatory guidance issued in 2012. For more information on regulatory guidance issued in 2012, see Consumer Portfolio Credit Risk Management on page 80 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Foreclosed properties decreased $112 million and $142 million during the three and six months ended June 30, 2013 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $26 million and $73 million during the three and six months ended June 30, 2013. Not included in foreclosed properties at June 30, 2013 was $1.6 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 65.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 41.

Table 41
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Nonperforming loans and leases, January 1	$19,282	$19,724	$19,431	$18,768
Additions to nonperforming loans and leases:
New nonperforming loans and leases	2,289	3,259	4,950	6,567
Implementation of regulatory interagency guidance (2)	n/a	n/a	n/a	1,853
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(695)	(858)	(1,375)	(2,011)
Sales	(175)	—	(175)	—
Returns to performing status (3)	(1,139)	(1,271)	(2,082)	(2,184)
Charge-offs	(932)	(1,541)	(2,004)	(3,278)
Transfers to foreclosed properties (4)	(90)	(192)	(205)	(594)
Total net additions (reductions) to nonperforming loans and leases	(742)	(603)	(891)	353
Total nonperforming loans and leases, June 30 (5)	18,540	19,121	18,540	19,121
Foreclosed properties, January 1 (6)	620	1,805	650	1,991
Additions to foreclosed properties:
New foreclosed properties (4)	179	190	387	737
Reductions to foreclosed properties:
Sales	(266)	(835)	(484)	(1,484)
Write-downs	(25)	(52)	(45)	(136)
Total net reductions to foreclosed properties	(112)	(697)	(142)	(883)
Total foreclosed properties, June 30	508	1,108	508	1,108
Nonperforming consumer loans, leases and foreclosed properties, June 30	$19,048	$20,229	$19,048	$20,229
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (7)	3.43%	3.33%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (7)	3.52	3.52

(1)
Balances do not include nonperforming LHFS of $554 million and $606 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $485 million and $461 million at June 30, 2013 and 2012 as well as loans accruing past due 90 days or more as presented in Table 27 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)
As a result of regulatory interagency guidance issued during 2012, we reclassified $1.9 billion of performing home equity loans (of which $1.6 billion were current) to nonperforming. For more information on regulatory interagency guidance, see Consumer Portfolio Credit Risk Management on page 80 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

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

(5)	At June 30, 2013, 49 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 62 percent of their unpaid principal balance.

(6)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $1.6 billion and $1.2 billion at June 30, 2013 and 2012.

(7)	Outstanding consumer loans exclude loans accounted for under the fair value option.
n/a = not applicable

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 41 are net of $47 million and $88 million of charge-offs for the three and six months ended June 30, 2013 compared to $60 million and $201 million for the same periods in 2012, recorded during the first 90 days after transfer.

In accordance with regulatory guidance, we classify consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. We continue to have a lien on the underlying collateral. At June 30, 2013, $4.0 billion of loans discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were included in TDRs, of which $2.0 billion were classified as nonperforming and $2.0 billion were loans fully-insured by the FHA. Of the $4.0 billion of TDRs, approximately 14 percent, 36 percent and 50 percent were discharged in Chapter 7 bankruptcy in the six months ended June 30, 2013, in the year ended December 31, 2012 and in years prior to 2012, respectively. In addition, at June 30, 2013, of the $2.0 billion of nonperforming loans discharged in Chapter 7 bankruptcy, $1.0 billion were current on their contractual payments while $930 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 70 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and nearly 45 percent were discharged 24 months or more ago. As subsequent cash payments are received, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan. For more information on the impacts to consumer home loan TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

In accordance with bank regulatory interagency guidance, we classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At June 30, 2013 and December 31, 2012, $1.3 billion and $1.5 billion of such loans were included in nonperforming loans.

Table 42 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 41.

Table 42
Home Loans Troubled Debt Restructurings
	June 30, 2013			December 31, 2012
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$31,632	$9,460	$22,172	$28,125	$9,040	$19,085
Home equity (3)	2,161	1,329	832	2,125	1,242	883
Total home loans troubled debt restructurings	$33,793	$10,789	$23,004	$30,250	$10,282	$19,968

(1)
Residential mortgage TDRs deemed collateral dependent totaled $9.5 billion and $9.4 billion, and included $6.7 billion and $6.4 billion of loans classified as nonperforming and $2.8 billion and $3.0 billion of loans classified as performing at June 30, 2013 and December 31, 2012.

(2)	Residential mortgage performing TDRs included $14.7 billion and $11.9 billion of loans that were fully-insured at June 30, 2013 and December 31, 2012.

(3)
Home equity TDRs deemed collateral dependent totaled $1.4 billion at both period ends, and included $1.1 billion and $1.0 billion of loans classified as nonperforming and $311 million and $348 million of loans classified as performing at June 30, 2013 and December 31, 2012.

We work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council guidelines. Credit card and other consumer loan modifications generally involve a reduction in the consumer's interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, non-U.S. credit card modifications may involve reducing the interest rate on the account without placing the customer on a fixed payment plan, and these are also considered TDRs (also a part of the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 41 as substantially all of the loans remain on accrual status until either charged off or paid in full. At June 30, 2013 and December 31, 2012, our renegotiated TDR portfolio was $2.8 billion and $3.9 billion, of which $2.2 billion and $3.1 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 47, 52, 59 and 60 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the three and six months ended June 30, 2013 and 2012, credit quality in the commercial loan portfolio continued to show improvement. Reservable criticized balances and nonperforming loans, leases and foreclosed property balances declined during the six months ended June 30, 2013, with the declines primarily in the commercial real estate portfolio. Commercial real estate continued to show improvement in both the residential and non-residential portfolios. Most other credit indicators across the remaining commercial portfolios also improved. The allowance for loan and lease losses for the commercial portfolio increased $62 million to $3.2 billion at June 30, 2013 compared to December 31, 2012 as continued improvement in credit quality was offset by loan growth across the core commercial portfolio (total commercial products excluding U.S. small business). For additional information, see Allowance for Credit Losses on page 120.

Table 43 presents our commercial loans and leases, and related credit quality information at June 30, 2013 and December 31, 2012.

Table 43
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
U.S. commercial	$206,943	$197,126	$1,279	$1,484	$50	$65
Commercial real estate (1)	42,126	38,637	627	1,513	25	29
Commercial lease financing	23,912	23,843	10	44	22	15
Non-U.S. commercial	86,710	74,184	80	68	1	—
	359,691	333,790	1,996	3,109	98	109
U.S. small business commercial (2)	12,424	12,593	107	115	100	120
Commercial loans excluding loans accounted for under the fair value option	372,115	346,383	2,103	3,224	198	229
Loans accounted for under the fair value option (3)	8,409	7,997	2	11	—	—
Total commercial loans and leases	$380,524	$354,380	$2,105	$3,235	$198	$229

(1)	Includes U.S. commercial real estate loans of $40.3 billion and $37.2 billion and non-U.S. commercial real estate loans of $1.8 billion and $1.5 billion at June 30, 2013 and December 31, 2012.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.0 billion and $2.3 billion and non-U.S. commercial loans of $6.4 billion and $5.7 billion at June 30, 2013 and December 31, 2012. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

Outstanding commercial loans and leases increased $26.1 billion during the six months ended June 30, 2013 primarily in the non-U.S. commercial and U.S. commercial product types. Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases improved during the six months ended June 30, 2013 to 0.55 percent from 0.91 percent (0.57 percent and 0.93 percent excluding loans accounted for under the fair value option) at December 31, 2012. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases was 0.05 percent and 0.06 percent at June 30, 2013 and December 31, 2012.

Table 44 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2013 and 2012. Improving trends across the portfolio drove lower charge-offs.

Table 44
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
U.S. commercial	$43	$94	$88	$160	0.09%	0.20%	0.09%	0.18%
Commercial real estate	44	77	137	209	0.43	0.83	0.69	1.10
Commercial lease financing	(5)	14	(15)	5	(0.08)	0.25	(0.13)	0.04
Non-U.S. commercial	16	7	1	2	0.08	0.06	—	0.01
	98	192	211	376	0.11	0.26	0.12	0.26
U.S. small business commercial	98	183	200	368	3.15	5.74	3.24	5.68
Total commercial	$196	$375	$411	$744	0.22	0.49	0.23	0.48

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 45 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers' acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure increased $33.8 billion during the six months ended June 30, 2013 primarily driven by increases in loans and leases.

Total commercial utilized credit exposure increased $25.4 billion during the six months ended June 30, 2013 primarily driven by increases in loans and leases. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances was 59 percent and 58 percent at June 30, 2013 and December 31, 2012.

Table 45
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Loans and leases	$380,524	$354,380	$291,185	$281,915	$671,709	$636,295
Derivative assets (4)	56,772	53,497	—	—	56,772	53,497
Standby letters of credit and financial guarantees	38,576	41,036	1,241	2,119	39,817	43,155
Debt securities and other investments	12,065	10,937	10,443	6,914	22,508	17,851
Loans held-for-sale	6,297	7,928	50	3,763	6,347	11,691
Commercial letters of credit	2,409	2,065	787	564	3,196	2,629
Bankers' acceptances	267	185	—	3	267	188
Foreclosed properties and other (5)	236	1,699	—	—	236	1,699
Total	$497,146	$471,727	$303,706	$295,278	$800,852	$767,005

(1)
Total commercial utilized exposure includes loans outstanding of $8.4 billion and $8.0 billion and commercial letters of credit with a notional value of $567 million and $672 million accounted for under the fair value option at June 30, 2013 and December 31, 2012.

(2)	Total commercial unfunded exposure includes loan commitments with a notional value of $15.3 billion and $17.6 billion accounted for under the fair value option at June 30, 2013 and December 31, 2012.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $50.5 billion and $58.1 billion at June 30, 2013 and December 31, 2012. Not reflected in utilized and committed exposure is additional derivative collateral held of $18.4 billion and $18.7 billion which consists primarily of other marketable securities.

(5)	The net monoline exposure of $1.3 billion at December 31, 2012 was settled during 2013.

Table 46 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $1.0 billion, or six percent, during the six months ended June 30, 2013 primarily in the commercial real estate portfolio driven largely by continued paydowns, upgrades, charge-offs and sales outpacing downgrades. At June 30, 2013, approximately 84 percent of commercial utilized reservable criticized exposure was secured compared to 82 percent at December 31, 2012.

Table 46
Commercial Utilized Reservable Criticized Exposure
	June 30, 2013		December 31, 2012
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$8,929	3.73%	$8,631	3.72%
Commercial real estate	2,340	5.28	3,782	9.24
Commercial lease financing	1,132	4.73	969	4.06
Non-U.S. commercial	1,742	1.87	1,614	2.02
	14,143	3.53	14,996	3.98
U.S. small business commercial	785	6.32	940	7.45
Total commercial utilized reservable criticized exposure	$14,928	3.62	$15,936	4.10

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $13.5 billion and $14.6 billion and commercial letters of credit of $1.5 billion and $1.3 billion at June 30, 2013 and December 31, 2012.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At June 30, 2013, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, nine percent in GWIM (business-purpose loans for wealthy clients) and the remainder primarily in CBB. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $9.8 billion, or five percent, during the six months ended June 30, 2013 due to increased client financing activity and growth across the majority of core commercial portfolios. Nonperforming loans and leases decreased $205 million during the six months ended June 30, 2013. The declines were broad-based with respect to clients and industries, driven by improved client credit profiles and liquidity. Net charge-offs decreased $51 million and $72 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to lower gross charge-offs.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $3.5 billion, or nine percent, during the six months ended June 30, 2013 due to new originations in major metropolitan markets.

The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 22 percent and 23 percent of commercial real estate loans and leases at June 30, 2013 and December 31, 2012.

For the three and six months ended June 30, 2013, we continued to see improvements in the credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including ongoing refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties decreased $1.0 billion, or 57 percent, during the six months ended June 30, 2013 primarily in the non-residential portfolio. Reservable criticized balances decreased $1.4 billion, or 38 percent, primarily due to declines in the non-residential portfolio. Net charge-offs decreased $33 million and $72 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to improvement in the non-residential portfolio.

Table 47 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 47
Outstanding Commercial Real Estate Loans
(Dollars in millions)	June 30 2013	December 31 2012
By Geographic Region
California	$9,368	$8,792
Northeast	8,099	7,315
Southwest	5,650	4,612
Southeast	4,584	4,440
Midwest	3,242	3,421
Florida	2,375	2,148
Midsouth	1,926	1,980
Northwest	1,880	1,553
Illinois	1,830	1,700
Non-U.S.	1,828	1,483
Other (1)	1,344	1,193
Total outstanding commercial real estate loans	$42,126	$38,637
By Property Type
Non-residential
Office	$10,739	$9,324
Multi-family rental	7,188	5,893
Shopping centers/retail	6,240	5,780
Industrial/warehouse	3,910	3,839
Hotels/motels	3,188	3,095
Multi-use	1,927	2,186
Land and land development	923	1,157
Other	6,508	5,722
Total non-residential	40,623	36,996
Residential	1,503	1,641
Total outstanding commercial real estate loans	$42,126	$38,637

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

Tables 48 and 49 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 47, 48 and 49 includes condominiums and other residential real estate. Other property types in Tables 47, 48 and 49 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 48
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Non-residential
Office	$131	$295	$562	$914
Multi-family rental	39	109	320	375
Shopping centers/retail	101	230	275	464
Industrial/warehouse	45	160	161	324
Hotels/motels	9	45	47	202
Multi-use	45	123	266	309
Land and land development	168	321	198	359
Other	38	87	239	301
Total non-residential	576	1,370	2,068	3,248
Residential	180	393	272	534
Total commercial real estate	$756	$1,763	$2,340	$3,782

(1)	Includes commercial foreclosed properties of $129 million and $250 million at June 30, 2013 and December 31, 2012.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 49
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Non-residential
Office	$—	$40	$28	$99	0.01%	2.21%	0.57%	2.72%
Multi-family rental	2	8	4	12	0.13	0.58	0.11	0.43
Shopping centers/retail	(3)	21	7	29	(0.22)	1.50	0.23	1.01
Industrial/warehouse	8	9	18	24	0.82	0.93	0.95	1.25
Hotels/motels	13	2	18	3	1.56	0.33	1.13	0.24
Multi-use	2	28	6	39	0.49	4.00	0.56	2.64
Land and land development	12	(79)	24	(73)	5.12	(23.51)	4.79	(10.28)
Other	(10)	—	(10)	8	(0.76)	0.04	(0.37)	0.26
Total non-residential	24	29	95	141	0.24	0.34	0.50	0.79
Residential	20	48	42	68	5.21	9.49	5.45	6.31
Total commercial real estate	$44	$77	$137	$209	0.43	0.83	0.69	1.10

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At June 30, 2013, total committed non-residential exposure was $60.5 billion compared to $54.5 billion at December 31, 2012, of which $40.6 billion and $37.0 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties were $576 million and $1.4 billion at June 30, 2013 and December 31, 2012, which represented 1.41 percent and 3.68 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases across all property types. Non-residential utilized reservable criticized exposure decreased to $2.1 billion at June 30, 2013 compared to $3.2 billion at December 31, 2012, which represented 4.84 percent and 8.27 percent of non-residential utilized reservable exposure, primarily due to continued resolution of legacy criticized exposure. The decrease in reservable criticized exposure was driven by decreases across all property types. For the non-residential portfolio, net charge-offs decreased $5 million and $46 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to lower overall levels of criticized and nonperforming assets, as well as higher recoveries of prior charge-offs.

Total committed residential exposure of $3.1 billion was relatively unchanged compared to December 31, 2012 with $1.5 billion and $1.6 billion of funded secured loans at June 30, 2013 and December 31, 2012. Residential nonperforming loans and foreclosed properties decreased $213 million during the six months ended June 30, 2013 due to repayments, sales and loan restructuring. Residential utilized reservable criticized exposure decreased $262 million during the six months ended June 30, 2013 due to continued resolution of legacy criticized exposure. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 11.85 percent and 17.41 percent at June 30, 2013 compared to 23.33 percent and 31.56 percent at December 31, 2012. Net charge-offs for the residential portfolio decreased $28 million and $26 million for the three and six months ended June 30, 2013 compared to the same periods in 2012.

At June 30, 2013 and December 31, 2012, the commercial real estate loan portfolio included $6.5 billion and $6.7 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $828 million and $1.5 billion, and nonperforming construction and land development loans and foreclosed properties totaled $182 million and $730 million at June 30, 2013 and December 31, 2012. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At June 30, 2013, 71 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 29 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $12.5 billion during the six months ended June 30, 2013 primarily due to increased corporate client demand and client financing activity. Net charge-offs were $16 million and $1 million for the three and six months ended June 30, 2013 compared to $7 million and $2 million for the same periods in 2012. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 116.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in CBB. Card-related products were 46 percent and 45 percent of the U.S. small business commercial portfolio at June 30, 2013 and December 31, 2012. U.S. small business commercial net charge-offs decreased $85 million and $168 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 driven by lower delinquencies and bankruptcies resulting from an improvement in credit quality within the small business loan portfolio, an improved economic environment, the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 72 percent and 74 percent were credit card-related products for the three and six months ended June 30, 2013 compared to 62 percent and 64 percent for the same periods in 2012.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is managed primarily in Global Banking. Outstanding commercial loans accounted for under the fair value option increased $412 million to an aggregate fair value of $8.4 billion at June 30, 2013 compared to December 31, 2012 primarily due to increased corporate borrowings under bank credit facilities. We recorded no net gains or losses and net gains of $46 million during the three and six months ended June 30, 2013 compared to net losses of $53 million and net gains of $75 million for the same periods in 2012 resulting from changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $486 million and $528 million at June 30, 2013 and December 31, 2012 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $15.9 billion and $18.3 billion at June 30, 2013 and December 31, 2012. We recorded net losses of $19 million and net gains of $46 million from changes in the fair value of commitments and letters of credit during the three and six months ended June 30, 2013 compared to net losses of $112 million and net gains of $292 million for the same periods in 2012 resulting from maturities and terminations at par value and changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 50 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2013 and 2012. Nonperforming loans do not include loans accounted for under the fair value option. During the three and six months ended June 30, 2013, nonperforming commercial loans and leases decreased $631 million and $1.1 billion to $2.1 billion driven by paydowns, returns to performing status, charge-offs and sales outpacing new nonperforming loans. Approximately 91 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 48 percent are contractually current. Commercial nonperforming loans are carried at approximately 77 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 50
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Nonperforming loans and leases, beginning of period	$2,734	$5,751	$3,224	$6,337
Additions to nonperforming loans and leases:
New nonperforming loans and leases	269	788	619	1,387
Advances	3	14	9	38
Reductions to nonperforming loans and leases:
Paydowns	(312)	(806)	(640)	(1,379)
Sales	(171)	(392)	(318)	(529)
Returns to performing status (3)	(243)	(152)	(410)	(297)
Charge-offs	(170)	(379)	(347)	(670)
Transfers to foreclosed properties (4)	(7)	(109)	(28)	(172)
Transfers to loans held-for-sale	—	—	(6)	—
Total net reductions to nonperforming loans and leases	(631)	(1,036)	(1,121)	(1,622)
Total nonperforming loans and leases, June 30	2,103	4,715	2,103	4,715
Foreclosed properties, beginning of period	206	510	250	612
Additions to foreclosed properties:
New foreclosed properties (4)	3	83	15	127
Reductions in foreclosed properties:
Sales	(76)	(137)	(120)	(260)
Write-downs	(4)	(23)	(16)	(46)
Total net reductions to foreclosed properties	(77)	(77)	(121)	(179)
Total foreclosed properties, June 30	129	433	129	433
Nonperforming commercial loans, leases and foreclosed properties, June 30	$2,232	$5,148	$2,232	$5,148
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.57%	1.52%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.60	1.66

(1)	Balances do not include nonperforming LHFS of $337 million and $756 million at June 30, 2013 and 2012.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 51 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 51
Commercial Troubled Debt Restructurings
	June 30, 2013			December 31, 2012
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,295	$563	$732	$1,328	$565	$763
Commercial real estate	937	358	579	1,391	740	651
Non-U.S. commercial	111	29	82	100	15	85
U.S. small business commercial	136	—	136	202	—	202
Total commercial troubled debt restructurings	$2,479	$950	$1,529	$3,021	$1,320	$1,701

Industry Concentrations

Table 52 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total committed commercial credit exposure increased $33.8 billion, or four percent, during the six months ended June 30, 2013 to $800.9 billion. The increase in commercial committed exposure was concentrated in diversified financials, banking, real estate and retailing partially offset by lower exposure in food, beverage and tobacco.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management's Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration, experienced an increase in committed exposure of $15.5 billion, or 16 percent, during the six months ended June 30, 2013. The increase was driven by higher derivative exposure and funded loans.

Real estate, our second largest industry concentration, experienced an increase in committed exposure of $4.5 billion, or seven percent, during the six months ended June 30, 2013 primarily due to new originations and renewals outpacing paydowns and sales. Real estate construction and land development exposure represented 14 percent of the total real estate industry committed exposure at both June 30, 2013 and December 31, 2012. For more information on commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 106.

Committed exposure to the food, beverage and tobacco industry decreased $5.9 billion, or 16 percent, during the six months ended June 30, 2013. The decrease was primarily related to commitment reductions and paydowns. Banking committed exposure increased $4.9 billion, or 11 percent, during the six months ended June 30, 2013 driven by loans to mortgage banking companies. Retailing committed exposure increased $4.2 billion, or nine percent, during the six months ended June 30, 2013 driven by loans to auto dealers and general merchandise stores. Materials committed exposure increased $2.9 billion, or seven percent, during the six months ended June 30, 2013. The increase was related to higher exposure to commodity chemicals and diversified metals manufacturing. Energy committed exposure increased $2.7 billion, or seven percent, during the six months ended June 30, 2013 reflecting higher non-U.S. refining and marketing, and integrated oil and gas exposures. Government and public education committed exposure decreased $2.4 billion, or five percent, during the six months ended June 30, 2013 primarily driven by decreases in derivatives and SBLCs.

Our committed state and municipal exposure of $35.1 billion at June 30, 2013 consisted of $28.2 billion of commercial utilized exposure (including $17.1 billion of funded loans, $7.6 billion of SBLCs and $2.3 billion of derivative assets) and unfunded commercial exposure of $6.9 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 52. While the slow economic recovery continues to pressure budgets, most state and local governments have implemented offsetting fiscal adjustments and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 52
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Diversified financials	$77,827	$66,102	$115,066	$99,574
Real estate (2)	49,564	47,479	70,162	65,639
Retailing	31,051	28,065	51,906	47,719
Capital goods	26,737	25,071	50,699	49,196
Banking	42,395	39,829	49,730	44,822
Government and public education	39,260	41,441	47,871	50,277
Healthcare equipment and services	29,327	29,396	46,418	45,488
Materials	22,831	21,809	43,369	40,493
Energy	21,052	17,661	41,133	38,441
Consumer services	21,721	23,093	34,743	36,367
Food, beverage and tobacco	14,704	14,738	31,488	37,344
Commercial services and supplies	18,932	19,020	30,478	30,257
Utilities	8,811	8,403	23,660	23,425
Transportation	15,492	13,791	22,716	20,255
Media	13,249	13,091	21,824	21,705
Individuals and trusts	14,367	13,916	18,081	17,801
Software and services	6,389	5,549	13,417	12,125
Insurance, including monolines	5,880	8,491	12,315	14,117
Pharmaceuticals and biotechnology	4,243	3,846	11,473	11,401
Technology hardware and equipment	4,840	5,111	11,289	11,101
Telecommunication services	3,871	4,008	10,588	10,276
Consumer durables and apparel	5,404	4,246	9,942	8,438
Automobiles and components	3,263	3,312	8,262	7,675
Food and staples retailing	4,363	3,528	7,848	6,838
Religious and social organizations	5,895	6,850	7,824	9,107
Other	5,678	3,881	8,550	7,124
Total commercial credit exposure by industry	$497,146	$471,727	$800,852	$767,005
Net credit default protection purchased on total commitments (3)			$(11,060)	$(14,657)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. See Commercial Portfolio Credit Risk Management – Risk Mitigation on page 113 for additional information.

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

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor's loss. For more information regarding our exposure to representations and warranties, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 53 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment. The notional amount of monoline exposure decreased $902 million during the six months ended June 30, 2013 due to terminations, paydowns and maturities of monoline contracts.

Table 53
Derivative Credit Exposures
(Dollars in millions)			June 30 2013	December 31 2012
Notional amount of monoline exposure			$12,645	$13,547

Mark-to-market			$393	$898
Counterparty credit valuation adjustment			(45)	(118)
Net mark-to-market			$348	$780

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Gains from credit valuation changes	$19	$27	$45	$131

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At June 30, 2013 and December 31, 2012, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $11.1 billion and $14.7 billion. The mark-to-market effects resulted in net losses of $63 million and $129 million for the three and six months ended June 30, 2013 compared to net gains of $124 million and net losses of $369 million for the same periods in 2012. The gains and losses on these instruments were offset by gains and losses on the exposures. Table 54 presents the average VaR for these derivatives. See Trading Risk Management on page 125 for a description of our VaR calculation for the market-based trading portfolio.

Table 54
Credit Derivative Value-at-Risk
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Average	$19	$58	$22	$63
Credit exposure average	41	80	46	86
Combined average (1)	29	20	30	23

(1)	Reflects the diversification effect between net credit default protection hedging our credit exposure and the related credit exposure.

Tables 55 and 56 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2013 and December 31, 2012.

Table 55
Net Credit Default Protection by Maturity
	June 30 2013	December 31 2012
Less than or equal to one year	25%	21%
Greater than one year and less than or equal to five years	73	75
Greater than five years	2	4
Total net credit default protection	100%	100%

Table 56
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	June 30, 2013		December 31, 2012
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AAA	$(107)	1.0%	$(120)	0.8%
AA	(232)	2.1	(474)	3.2
A	(4,651)	42.1	(5,861)	40.0
BBB	(4,427)	40.0	(6,067)	41.4
BB	(1,039)	9.4	(1,101)	7.5
B	(559)	5.1	(937)	6.4
CCC and below	(146)	1.3	(247)	1.7
NR (4)	101	(1.0)	150	(1.0)
Total net credit default protection	$(11,060)	100.0%	$(14,657)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	"NR" is comprised of names that have not been rated.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative trades in the OTC market with large, multinational financial institutions, including broker/dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade, depending on the ultimate rating level, or a breach of credit covenants would typically require an increase in the amount of collateral required by the counterparty, where applicable, and/or allow us to take additional protective measures such as early termination of all trades.

Table 57 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with that counterparty. For information on our written credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 57 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 3 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 57
Credit Derivatives
	June 30, 2013		December 31, 2012
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,517,789	$8,093	$1,559,472	$8,987
Total return swaps/other	50,983	516	43,489	402
Total purchased credit derivatives	$1,568,772	$8,609	$1,602,961	$9,389
Written credit derivatives:
Credit default swaps	$1,491,001	n/a	$1,531,504	n/a
Total return swaps/other	69,454	n/a	68,811	n/a
Total written credit derivatives	$1,560,455	n/a	$1,600,315	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty. We calculate credit valuation adjustments (CVA) based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 3 – Derivatives to the Consolidated Financial Statements.

Table 58
Credit Valuation Gains and Losses
	Three Months Ended June 30						Six Months Ended June 30
	2013			2012			2013			2012
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation gains (losses)	$143	$(81)	$62	$(313)	$326	$13	$12	$(245)	$(233)	$200	$(38)	$162

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

Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S. The risk assignments by country can be adjusted for external guarantees and certain collateral types. Exposures that are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities.

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

Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with CDS, and secured financing transactions. Derivative exposures are presented net of collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral.

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

Table 59 presents our 20 largest, non-U.S. country exposures. These exposures accounted for 89 percent of our total non-U.S. exposure at both June 30, 2013 and December 31, 2012. Net country exposure for these 20 countries decreased $19.8 billion from December 31, 2012 driven by a decrease in funded loans and loan equivalents in Japan resulting from a decrease in central bank deposits and a reduction in unfunded loan commitments in Singapore.

Table 59
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2013	Hedges and Credit Default Protection	Net Country Exposure at June 30 2013	Increase (Decrease) from December 31 2012
United Kingdom	$23,120	$11,107	$6,552	$5,423	$46,202	$(3,327)	$42,875	$(4,317)
Canada	5,888	6,773	1,489	5,213	19,363	(1,260)	18,103	(873)
France	3,245	6,075	1,468	6,558	17,346	(3,590)	13,756	(2,535)
Brazil	8,585	432	338	4,254	13,609	(205)	13,404	901
Germany	6,650	5,162	2,715	3,284	17,811	(4,747)	13,064	2,044
China	8,800	347	909	2,666	12,722	(608)	12,114	2,927
India	7,604	614	345	2,919	11,482	(92)	11,390	(2,328)
Australia	4,882	3,192	1,089	1,958	11,121	(907)	10,214	485
Japan	4,119	495	1,812	5,449	11,875	(1,668)	10,207	(13,182)
Netherlands	4,304	3,765	629	1,152	9,850	(1,699)	8,151	(2,531)
Hong Kong	5,547	667	124	772	7,110	(202)	6,908	1,465
South Korea	4,697	667	539	2,292	8,195	(1,303)	6,892	(257)
Russian Federation	5,316	495	182	471	6,464	(474)	5,990	1,078
Singapore	3,376	257	278	1,885	5,796	(129)	5,667	(4,507)
Switzerland	2,295	2,747	691	414	6,147	(703)	5,444	(376)
Italy	3,535	2,753	2,075	802	9,165	(3,961)	5,204	366
Mexico	2,768	743	327	1,287	5,125	(502)	4,623	964
Taiwan	2,431	44	177	1,054	3,706	(36)	3,670	448
United Arab Emirates	2,616	333	211	31	3,191	(239)	2,952	200
Spain	2,610	973	203	293	4,079	(1,172)	2,907	253
Total top 20 non-U.S. countries exposure	$112,388	$47,641	$22,153	$48,177	$230,359	$(26,824)	$203,535	$(19,775)

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market volatility is expected to continue as policymakers address the fundamental challenges of competitiveness, growth and fiscal solvency. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Table 60 presents our direct sovereign and non-sovereign exposures in these countries at June 30, 2013. Our total sovereign and non-sovereign exposure to these countries was $15.4 billion at June 30, 2013 compared to $14.5 billion at December 31, 2012. The total exposure to these countries, net of all hedges, was $9.8 billion at June 30, 2013 compared to $9.5 billion at December 31, 2012. At June 30, 2013 and December 31, 2012, hedges and credit default protection purchased, net of credit default protection sold, was $5.5 billion and $5.1 billion. Net country exposure increased $356 million from December 31, 2012 driven by increased funded loan and loan equivalents with financial institutions in Spain and an increase in sovereign securities in Italy, partially offset by a decrease in corporate exposures across all countries.

Table 60
Select European Countries
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure (1)	Securities/ Other Investments (2)	Country Exposure at June 30 2013	Hedges and Credit Default Protection (3)	Net Country Exposure at June 30 2013	Increase (Decrease) from December 31, 2012
Greece
Sovereign	$—	$—	$—	$31	$31	$—	$31	$29
Financial institutions	—	—	3	11	14	(13)	1	6
Corporates	64	125	9	9	207	(54)	153	(156)
Total Greece	$64	$125	$12	$51	$252	$(67)	$185	$(121)
Ireland
Sovereign	$19	$—	$24	$117	$160	$(10)	$150	$92
Financial institutions	349	19	205	26	599	(15)	584	(8)
Corporates	442	327	40	57	866	(13)	853	(76)
Total Ireland	$810	$346	$269	$200	$1,625	$(38)	$1,587	$8
Italy
Sovereign	$—	$—	$1,710	$472	$2,182	$(1,839)	$343	$313
Financial institutions	1,970	4	254	23	2,251	(878)	1,373	296
Corporates	1,565	2,749	111	307	4,732	(1,244)	3,488	(243)
Total Italy	$3,535	$2,753	$2,075	$802	$9,165	$(3,961)	$5,204	$366
Portugal
Sovereign	$—	$—	$20	$22	$42	$(37)	$5	$42
Financial institutions	5	—	2	25	32	(70)	(38)	(76)
Corporates	66	99	2	3	170	(201)	(31)	(116)
Total Portugal	$71	$99	$24	$50	$244	$(308)	$(64)	$(150)
Spain
Sovereign	$34	$—	$53	$118	$205	$(67)	$138	$(89)
Financial institutions	832	6	107	38	983	(254)	729	571
Corporates	1,744	967	43	137	2,891	(851)	2,040	(229)
Total Spain	$2,610	$973	$203	$293	$4,079	$(1,172)	$2,907	$253
Total
Sovereign	$53	$—	$1,807	$760	$2,620	$(1,953)	$667	$387
Financial institutions	3,156	29	571	123	3,879	(1,230)	2,649	789
Corporates	3,881	4,267	205	513	8,866	(2,363)	6,503	(820)
Total select European exposure	$7,090	$4,296	$2,583	$1,396	$15,365	$(5,546)	$9,819	$356

(1)
Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with CDS, and secured financing transactions. Derivative exposures are presented net of $2.9 billion in collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral. The notional amount of reverse repurchase transactions was $3.6 billion. Counterparty exposure is not presented net of hedges or credit default protection.

(2)
Long securities exposures are netted on a single-name basis to, but not below, zero by short exposures of $7.0 billion and net CDS purchased of $947 million, consisting of $963 million of net single-name CDS purchased and $16 million of net indexed and tranched CDS sold.

(3)
Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the Corporation's risk to country exposures as listed, including $3.3 billion, consisting of $1.7 billion in net single-name CDS purchased and $1.6 billion in net indexed and tranched CDS purchased, to hedge loans and securities, $2.0 billion in additional credit default protection purchased to hedge derivative assets and $210 million in other short exposures.

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

Table 61 presents the notional amount and fair value of single-name CDS purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain. Table 61 includes only single-name CDS netted at the counterparty level, whereas, Table 60 includes single-name, indexed and tranched CDS exposures netted by the reference asset that they are intended to hedge; therefore, CDS purchased and sold information is not comparable between tables.

Table 61
Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain (1)
	June 30, 2013
	Notional		Fair Value
(Dollars in billions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$1.5	$1.5	$—	$—
After netting (2)	0.3	0.3	—	—
Ireland
Aggregate	2.8	2.6	0.1	0.1
After netting (2)	1.3	1.1	0.1	0.1
Italy
Aggregate	54.0	48.7	3.9	3.1
After netting (2)	12.2	6.9	1.4	0.6
Portugal
Aggregate	8.4	8.7	0.5	0.5
After netting (2)	1.3	1.5	0.1	0.1
Spain
Aggregate	22.7	22.8	0.9	0.9
After netting (2)	3.8	4.0	0.2	0.2

(1)	The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are primarily with non-Eurozone counterparties.

(2)	Amounts listed are after consideration of legally enforceable counterparty master netting agreements.

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

In addition to our direct sovereign and non-sovereign exposures, a significant deterioration of the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes posted as collateral, disruptions in capital markets, widening of credit spreads of U.S. and non-U.S. financial institutions, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For more information on the debt crisis in Europe, see Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

Provision for Credit Losses

The provision for credit losses decreased $562 million to $1.2 billion, and decreased $1.3 billion to $2.9 billion for the three and six months ended June 30, 2013 compared to the same periods in 2012. The provision for credit losses was $900 million and $1.7 billion lower than net charge-offs for the three and six months ended June 30, 2013, resulting in reductions in the allowance for credit losses due to continued improvement in the home loans portfolio as well as lower levels of delinquencies in the credit card portfolio. This compared to reductions of $1.9 billion and $3.5 billion in the allowance for credit losses for the three and six months ended June 30, 2012. If the pace of improvement in the economy continues, we anticipate additional reductions in the allowance for credit losses, particularly in our consumer real estate portfolios.

The provision for credit losses for the consumer portfolio decreased $749 million to $984 million, and decreased $1.9 billion to $2.5 billion for the three and six months ended June 30, 2013 compared to the same periods in 2012. The improvement was primarily in the home loans portfolio due to increased home prices and improved portfolio trends in the non-PCI loan portfolio and an improved home price outlook in the PCI loan portfolios. The provision for credit losses related to the PCI loan portfolios was a benefit of $252 million and $459 million for the three and six months ended June 30, 2013 primarily due to improvement in our home price outlook compared to provision expense of $6 million and $493 million for the same periods in 2012.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $187 million to $227 million, and increased $635 million to $449 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to stabilization of credit quality, loan growth and a higher volume of loan resolutions in the prior year, all within the core commercial portfolio, partially offset by a decrease in the U.S. small business portfolio as a result of improvement in credit quality.

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

The first component of the allowance for loan and lease losses covers both nonperforming commercial loans and all TDRs within the consumer and commercial portfolios. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan's original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan's observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses which are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of June 30, 2013, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of June 30, 2013, changes in portfolio size and composition resulted in a small net increase in the commercial allowance, including increases in the allowance for the non-U.S. commercial and commercial lease financing portfolios, and reductions in the allowance for the commercial real estate and U.S. commercial portfolios.

Also included within the second component of the allowance for loan and lease losses are reserves to cover losses that are incurred but, in our assessment, may not be adequately represented in the historical loss data used in the loss forecast models. For example, factors that we consider include, among others, changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and size of the portfolio, changes in the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements. We also consider factors that are applicable to unique portfolio segments. For example, we consider the risk of uncertainty in our loss forecasting models related to junior-lien home equity loans that are current, but have first-lien loans that we do not service that are 30 days or more past due. In addition, we consider the inherent uncertainty in mathematical models that are built upon historical data.

During the three and six months ended June 30, 2013, the factors that impacted the allowance for loan and lease losses included significant overall improvements in the credit quality of the portfolios driven by improvements in the U.S. economy and housing and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and housing and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, and a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs, returns to performing status and upgrades out of criticized continued to outpace new nonaccrual consumer loans and reservable criticized commercial loans, but such loans remained elevated relative to levels experienced prior to the financial crisis.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 63, was $18.1 billion at June 30, 2013, a decrease of $3.0 billion from December 31, 2012. The decrease was primarily driven by the home equity and residential mortgage portfolios due to improved delinquencies and home prices as evidenced by improving LTV statistics as presented in Tables 30 and 32. In addition, the home equity and residential mortgage allowance declined due to write-offs in our PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

The decrease in the allowance related to the credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $2.2 billion at June 30, 2013 from $2.7 billion (to 2.43 percent from 2.90 percent of outstanding U.S. credit card loans) at December 31, 2012, and accruing loans 90 days or more past due declined to $1.2 billion at June 30, 2013 from $1.4 billion (to 1.29 percent from 1.52 percent of outstanding U.S. credit card loans) at December 31, 2012. See Tables 27, 28, 30, 32, 37 and 39 for additional details on key consumer credit statistics.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 63, was $3.2 billion at June 30, 2013, a$62 million increase from December 31, 2012, as continued improvement in credit quality was offset by loan growth across the commercial portfolio. The commercial utilized reservable criticized exposure decreased to $14.9 billion at June 30, 2013 from $15.9 billion (to 3.62 percent from 4.10 percent of total commercial utilized reservable exposure) at December 31, 2012. Similarly, nonperforming commercial loans declined to $2.1 billion at June 30, 2013 from $3.2 billion (to 0.57 percent from 0.93 percent of outstanding commercial loans) at December 31, 2012. See Tables 43, 44 and 46 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.33 percent at June 30, 2013 compared to 2.69 percent at December 31, 2012. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions and write-offs in the home equity and residential mortgage PCI loan portfolios which led to the reduction in the allowance for credit losses discussed above. The June 30, 2013 and December 31, 2012 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.96 percent at June 30, 2013 compared to 2.14 percent at December 31, 2012.

Table 62 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and six months ended June 30, 2013 and 2012.

Table 62
Allowance for Credit Losses
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Allowance for loan and lease losses, beginning of period	$22,441	$32,211	$24,179	$33,783
Loans and leases charged off
Residential mortgage	(330)	(795)	(754)	(1,768)
Home equity	(606)	(974)	(1,375)	(2,008)
U.S. credit card	(1,104)	(1,428)	(2,224)	(2,963)
Non-U.S. credit card	(137)	(223)	(282)	(484)
Direct/Indirect consumer	(187)	(308)	(412)	(686)
Other consumer	(61)	(61)	(124)	(129)
Total consumer charge-offs	(2,425)	(3,789)	(5,171)	(8,038)
U.S. commercial (1)	(214)	(360)	(421)	(685)
Commercial real estate	(92)	(230)	(198)	(434)
Commercial lease financing	(1)	(20)	(2)	(21)
Non-U.S. commercial	(18)	(12)	(20)	(13)
Total commercial charge-offs	(325)	(622)	(641)	(1,153)
Total loans and leases charged off	(2,750)	(4,411)	(5,812)	(9,191)
Recoveries of loans and leases previously charged off
Residential mortgage	59	46	100	106
Home equity	120	81	205	157
U.S. credit card	187	184	360	388
Non-U.S. credit card	33	88	66	146
Direct/Indirect consumer	101	127	202	279
Other consumer	10	12	21	24
Total consumer recoveries	510	538	954	1,100
U.S. commercial (2)	73	83	133	157
Commercial real estate	48	153	61	225
Commercial lease financing	6	6	17	16
Non-U.S. commercial	2	5	19	11
Total commercial recoveries	129	247	230	409
Total recoveries of loans and leases previously charged off	639	785	1,184	1,509
Net charge-offs	(2,111)	(3,626)	(4,628)	(7,682)
Write-offs of PCI loans	(313)	—	(1,152)	—
Provision for loan and lease losses	1,220	1,840	2,951	4,297
Other (3)	(2)	(137)	(115)	(110)
Allowance for loan and lease losses, June 30	21,235	30,288	21,235	30,288
Reserve for unfunded lending commitments, beginning of period	486	651	513	714
Provision for unfunded lending commitments	(9)	(67)	(27)	(106)
Other (4)	(3)	(10)	(12)	(34)
Reserve for unfunded lending commitments, June 30	474	574	474	574
Allowance for credit losses, June 30	$21,709	$30,862	$21,709	$30,862

(1)
Includes U.S. small business commercial charge-offs of $128 million and $257 million for the three and six months ended June 30, 2013 compared to $206 million and $414 million for the same periods in 2012.

(2)	Includes U.S. small business commercial recoveries of $30 million and $57 million for the three and six months ended June 30, 2013 compared to $23 million and $46 million for the same periods in 2012.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

(4)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment.

Table 62
Allowance for Credit Losses (continued)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Loan and allowance ratios:
Loans and leases outstanding at June 30 (5)	$912,109	$883,954	$912,109	$883,954
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5)	2.33%	3.43%	2.33%	3.43%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (6)	3.35	4.70	3.35	4.70
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (7)	0.85	1.07	0.85	1.07
Average loans and leases outstanding (5)	$905,500	$891,185	$901,331	$897,899
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 8)	0.94%	1.64%	1.04%	1.72%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5, 9)	1.07	1.64	1.29	1.72
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 10)	103	127	103	127
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs (8)	2.51	2.08	2.28	1.96
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs and PCI write-offs (9)	2.18	2.08	1.82	1.96
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at June 30 (11)	$9,919	$16,327	$9,919	$16,327
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at June 30 (11)	55%	59%	55%	59%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (12)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5)	1.96%	2.50%	1.96%	2.50%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (6)	2.77	3.32	2.77	3.32
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.97	1.69	1.07	1.78
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 10)	84	90	84	90
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	2.04	1.46	1.85	1.38

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $9.5 billion and $8.4 billion at June 30, 2013 and 2012. Average loans accounted for under the fair value option were $8.7 billion and $8.9 billion for the three and six months ended June 30, 2013 compared to $8.3 billion and $8.7 billion for the same periods in 2012.

(6)	Excludes consumer loans accounted for under the fair value option of $1.1 billion and $1.2 billion at June 30, 2013 and 2012.

(7)	Excludes commercial loans accounted for under the fair value option of $8.4 billion and $7.2 billion at June 30, 2013 and 2012.

(8)
Net charge-offs exclude $313 million and $1.2 billion of write-offs in the PCI loan portfolio for the three and six months ended June 30, 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(9)	There were no write-offs of PCI loans in the three and six months ended June 30, 2012.

(10)	For more information on our definition of nonperforming loans, see pages 101 and 110.

(11)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(12)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 63 presents our allocation by product type.

Table 63
Allocation of the Allowance for Credit Losses by Product Type
	June 30, 2013			December 31, 2012
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$6,071	28.59%	2.39%	$7,088	29.31%	2.80%
Home equity	6,325	29.79	6.32	7,845	32.45	7.26
U.S. credit card	4,468	21.04	4.94	4,718	19.51	4.97
Non-U.S. credit card	498	2.34	4.82	600	2.48	5.13
Direct/Indirect consumer	603	2.84	0.72	718	2.97	0.86
Other consumer	102	0.48	5.68	104	0.43	6.40
Total consumer	18,067	85.08	3.35	21,073	87.15	3.81
U.S. commercial (2)	1,874	8.83	0.85	1,885	7.80	0.90
Commercial real estate	801	3.77	1.90	846	3.50	2.19
Commercial lease financing	87	0.41	0.37	78	0.32	0.33
Non-U.S. commercial	406	1.91	0.47	297	1.23	0.40
Total commercial (3)	3,168	14.92	0.85	3,106	12.85	0.90
Allowance for loan and lease losses	21,235	100.00%	2.33	24,179	100.00%	2.69
Reserve for unfunded lending commitments	474			513
Allowance for credit losses (4)	$21,709			$24,692

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.1 billion and $1.0 billion at June 30, 2013 and December 31, 2012. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.0 billion and $2.3 billion and non-U.S. commercial loans of $6.4 billion and $5.7 billion at June 30, 2013 and December 31, 2012.

(2) Includes allowance for loan and lease losses for U.S. small business commercial loans of $584 million and $642 million at June 30, 2013 and December 31, 2012.
(3) Includes allowance for loan and lease losses for impaired commercial loans of $328 million and $475 million at June 30, 2013 and December 31, 2012.
(4) Includes $3.9 billion and $5.5 billion of valuation allowance presented with the allowance for credit losses related to PCI loans at June 30, 2013 and December 31, 2012.

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

The reserve for unfunded lending commitments at June 30, 2013 was $474 million, $39 million lower than December 31, 2012 driven by improved credit quality in the unfunded portfolio.

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

For more information on our market risk management process, see pages 113 through 120 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Trading Risk Management

To evaluate risk in our trading activities, we focus on the actual and potential volatility of revenues generated by individual positions as well as portfolios of positions. Various techniques and procedures are utilized to enable the most complete understanding of these risks. Quantitative measures of market risk are evaluated on a daily basis from a single position to the portfolio of the Corporation. These measures include sensitivities of positions to various market risk factors, such as the potential impact on revenue from a one basis point change in interest rates, and statistical measures utilizing both actual and hypothetical market moves, such as VaR and stress testing. Periods of extreme market stress influence the reliability of these techniques to varying degrees. Qualitative evaluations of market risk utilize the suite of quantitative risk measures while understanding each of their respective limitations. Additionally, risk managers independently evaluate the risk of the portfolios under the current market environment and potential future environments.

VaR is a common statistic used to measure market risk as it allows the aggregation of market risk factors, including the effects of portfolio diversification. A VaR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss a portfolio is not expected to exceed more than a certain number of days per year, based on a specified holding period, confidence interval and window of historical data. We use one VaR model consistently across the Corporation that uses a historical simulation approach based on a three-year window of historical data. Our primary VaR statistic is equivalent to a 99 percent confidence level and this means that losses should not exceed VaR, on average, 99 out of 100 trading days. In other words, the portfolio is expected to experience losses greater than VaR two to three times per year.

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

VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A relatively minor portion of risks related to our positions are not included in VaR. These risks are regularly reviewed and if deemed material, the VaR results are supplemented.

Global Markets Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate governance committees.

Market risk VaR for trading activities as presented below differs from VaR used for regulatory capital calculations (regulatory VaR). The VaR disclosed below excludes both the counterparty credit valuation adjustments, which are adjustments to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivatives assets, and the corresponding hedges. Regulatory standards require that regulatory VaR only exclude the counterparty credit valuation adjustments but include the corresponding hedges. The holding period for regulatory VaR is 10 days while for VaR it is one day. Both regulatory and market risk VaR values utilize the same process and methodology. For more information on certain components in regulatory VaR, see Capital Management – Regulatory Capital Changes on page 72.

Table 64 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, as well as average daily trading VaR for the six months ended June 30, 2013 and 2012.

Table 64
Market Risk VaR for Trading Activities
	Three Months Ended				Three Months Ended				Three Months Ended				Six Months Ended
	June 30, 2013				March 31, 2013				June 30, 2012				June 30
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2013 Average	2012 Average
Foreign exchange	$17	$20	$42	$12	$22	$24	$38	$15	$24	$20	$27	$15	$22	$19
Interest rate	27	37	53	25	44	45	66	32	38	49	67	31	41	49
Credit	48	53	65	43	61	59	72	48	46	37	54	31	56	44
Real estate/mortgage	23	27	31	23	32	36	43	31	32	32	40	28	32	35
Equities	25	35	56	23	36	33	49	20	17	24	36	16	34	32
Commodities	14	14	18	10	15	13	15	11	13	12	15	7	14	13
Portfolio diversification	(95)	(117)	—	—	(125)	(130)	—	—	(116)	(111)	—	—	(124)	(119)
Total market-based trading portfolio	$59	$69	$98	$52	$85	$80	$103	$59	$54	$63	$86	$49	$75	$73

(1)
The high and low for the total portfolio may have occurred on different trading days than the high and low for the individual components. Therefore the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

The decrease in average and period-end VaR for the three months ended June 30, 2013 compared to the three months ended March 31, 2013 was driven by broad-based risk reductions across most asset classes consistent with our current risk appetite, led by lower levels of exposure to real estate/mortgage and credit markets.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data presented in Table 64.

To enhance the visibility of the market risks to which we are exposed, additional VaR statistics produced within the Corporation's single VaR model are provided in Table 65. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 65 presents average trading VaR statistics for 99 percent and 95 percent confidence intervals for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012.

Table 65
Average Market Risk VaR for Trading Activities – Additional VaR Statistics
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2013		March 31, 2013		June 30, 2012
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$20	$13	$24	$15	$20	$13
Interest rate	37	21	45	28	49	29
Credit	53	23	59	28	37	19
Real estate/mortgage	27	16	36	21	32	18
Equities	35	20	33	19	24	14
Commodities	14	8	13	7	12	6
Portfolio diversification	(117)	(67)	(130)	(80)	(111)	(67)
Total market-based trading portfolio	$69	$34	$80	$38	$63	$32

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

There were no days during the three and six months ended June 30, 2013 in which the backtesting revenue was a loss in excess of our total market-based trading portfolio VaR.

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2013 compared to the three months ended March 31, 2013. During the three months ended June 30, 2013, positive trading-related revenue was recorded for 89 percent, or 57 trading days, of which 67 percent (43 days) were daily trading gains of over $25 million and the largest loss was $54 million. These results can be compared to the three months ended March 31, 2013, where positive trading-related revenue was recorded for 100 percent, or 60 trading days, of which 97 percent (58 days) were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
25
20
15
10
5
0
Number of Days
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended June 30, 2013
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

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information on enterprise-wide stress testing, see Managing Risk – Enterprise-wide Stress Testing on page 68.

Interest Rate Risk Management for Nontrading Activities

The following discussion presents net interest income excluding the impact of trading-related activities.

Interest rate risk represents the most significant market risk exposure to our nontrading balance sheet. Interest rate risk is measured as the potential change in net interest income caused by movements in market interest rates. Client-facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet.

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

The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. Our overall goal is to manage interest rate risk so that movements in interest rates do not significantly adversely affect earnings and capital.

Table 66 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2013 and December 31, 2012.

Table 66
Forward Rates
	June 30, 2013			December 31, 2012
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.27%	2.70%	0.25%	0.31%	1.84%
12-month forward rates	0.25	0.49	3.08	0.25	0.37	2.10

Table 67 shows the pre-tax dollar impact to forecasted net interest income over the next 12 months from June 30, 2013 and December 31, 2012, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For further discussion of net interest income excluding the impact of trading-related activities, see page 23.

During the three months ended June 30, 2013, the 10-year Treasury rate increased more than 60 bps. This increase in long-end rates increased our expectations for net interest income excluding trading-related activities over the next 12 months due to the impact of those higher rates primarily on our residential mortgage and ALM securities portfolios. We continue to be asset sensitive to both a parallel move in interest rates and to a lesser degree a long-end led steepening of the yield curve. Additionally, rising interest rates impact the fair value of debt securities, and accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and, thus, capital levels.

Table 67
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	June 30 2013	December 31 2012
Parallel shifts
+100 bps instantaneous shift	+100	+100	$3,311	$4,232
-50 bps instantaneous shift	-50	-50	(1,645)	(2,250)
Flatteners
Short end instantaneous change	+100	—	2,291	2,159
Long end instantaneous change	—	-50	(662)	(1,597)
Steepeners
Short end instantaneous change	-50	—	(973)	(655)
Long end instantaneous change	—	+100	1,029	2,091

The sensitivity analysis in Table 67 assumes that we take no action in response to these rate shocks. Our net interest income was asset sensitive to a parallel move in interest rates at both June 30, 2013 and December 31, 2012. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. As part of the ALM positioning, we use derivatives to hedge certain debt securities to mitigate the interest rate and duration risk. At June 30, 2013 and December 31, 2012, our securities portfolio used for ALM positioning had a carrying value of $336.4 billion and $360.3 billion.

During the three months ended June 30, 2013 and 2012, we purchased debt securities of $62.9 billion and $35.4 billion, sold $45.7 billion and $20.0 billion, and had maturities and received paydowns of $27.7 billion and $16.0 billion, respectively. We realized $457 million and $400 million in net gains on sales of AFS debt securities. During the six months ended June 30, 2013 and 2012, we purchased debt securities of $99.2 billion and $102.3 billion, sold $61.0 billion and $45.8 billion, and had maturities and received paydowns of $51.7 billion and $34.2 billion, respectively. We realized $525 million and $1.2 billion in net gains on sales of AFS debt securities.

At June 30, 2013, accumulated OCI included an after-tax net unrealized loss of $645 million on AFS debt securities and an after-tax net unrealized gain of $411 million on AFS marketable equity securities compared to after-tax net unrealized gains of $3.7 billion and $16 million at June 30, 2012. For more information on accumulated OCI, see Note 13 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pre-tax net amounts in accumulated OCI related to AFS debt securities decreased $6.6 billion and $8.1 billion during the three and six months ended June 30, 2013 to a $1.0 billion net unrealized loss primarily due to the impact of higher interest rates. For more information on our securities portfolio, see Note 4 – Securities to the Consolidated Financial Statements.

We recognized $4 million and $13 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three and six months ended June 30, 2013 compared to $6 million and $46 million for the same periods in 2012. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At June 30, 2013 and December 31, 2012, our residential mortgage portfolio was $254.0 billion and $252.9 billion excluding $1.1 billion and $1.0 billion of consumer residential mortgage loans accounted for under the fair value option. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 100. The $1.1 billion increase in the six months ended June 30, 2013 was primarily due to the repurchase of certain loans in connection with the FNMA Settlement, new origination volume and repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA, partially offset by paydowns, charge-offs and transfers to foreclosed properties. For more information on the FNMA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

During the three months ended June 30, 2013, CRES and GWIM originated $13.0 billion of first-lien mortgages that we retained compared to $7.9 billion in the same period in 2012. We repurchased $2.9 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA compared to $2.2 billion in the prior-year period. We purchased $27 million of residential mortgages related to ALM activities during the three months ended June 30, 2013; there were none in the same period in 2012. We sold $340 million of residential mortgages compared to $17 million in the same period in 2012, all of which were originated residential mortgages. Gains recognized on the sales of residential mortgages in both periods were not material. We received paydowns of $15.9 billion compared to $12.2 billion in the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

During the six months ended June 30, 2013, CRES and GWIM originated $23.8 billion of first-lien mortgages that we retained compared to $16.2 billion in the same period in 2012. Additionally, during the six months ended June 30, 2013 in connection with the FNMA Settlement, we repurchased certain residential mortgage loans as mentioned above. We repurchased $6.0 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA compared to $2.3 billion in the same period in 2012. We purchased $27 million of residential mortgages related to ALM activities during the six months ended June 30, 2013; there were none in the same period in 2012. We sold $355 million of residential mortgages compared to $36 million in the same period in 2012, all of which were originated residential mortgages. Gains recognized on the sales of residential mortgages in both periods were not material. We received paydowns of $29.9 billion compared to $25.1 billion in the same period in 2012.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to manage our interest rate and foreign exchange risk. We use derivatives to hedge the variability in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For more information on our hedging activities, see Note 3 – Derivatives to the Consolidated Financial Statements.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps, foreign currency forward contracts and options to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities.

Changes to the composition of our derivatives portfolio during the six months ended June 30, 2013 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 68 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at June 30, 2013 and December 31, 2012. These amounts do not include derivative hedges on our MSRs.

Table 68
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			June 30, 2013
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$6,560								5.09
Notional amount		$98,664	$839	$7,604	$12,873	$13,339	$19,803	$44,206
Weighted-average fixed-rate		3.61%	4.68%	3.79%	3.32%	3.49%	3.87%	3.57%
Pay-fixed interest rate swaps (1, 2)	261								5.19
Notional amount		$19,426	$9	$3,604	$520	$1,025	$1,527	$12,741
Weighted-average fixed-rate		1.60%	6.91%	0.60%	2.30%	1.65%	1.84%	1.82%
Same-currency basis swaps (3)	36
Notional amount		$219,772	$68,124	$54,266	$25,714	$27,199	$14,786	$29,683
Foreign exchange basis swaps (2, 4, 5)	(1,018)
Notional amount		197,352	11,912	39,104	37,012	24,891	23,413	61,020
Option products (6)	12
Notional amount (7)		(85)	(92)	—	—	—	—	7
Foreign exchange contracts (2, 5, 8)	3,211
Notional amount (7)		(2,131)	(24,011)	7,938	1,242	(184)	6,936	5,948
Futures and forward rate contracts	433
Notional amount (7)		(17,117)	(17,117)	—	—	—	—	—
Net ALM contracts	$9,495

			December 31, 2012
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$10,491								5.30
Notional amount		$85,899	$7,175	$7,604	$11,785	$11,362	$19,693	$28,280
Weighted-average fixed-rate		4.12%	4.06%	3.79%	3.56%	3.98%	3.89%	4.67%
Pay-fixed interest rate swaps (1, 2)	(4,903)								15.47
Notional amount		$26,548	$27	$3,989	$520	$1,025	$1,527	$19,460
Weighted-average fixed-rate		3.09%	6.91%	0.79%	2.30%	1.65%	1.84%	3.75%
Same-currency basis swaps (3)	45
Notional amount		$213,458	$82,716	$54,534	$19,995	$20,361	$13,542	$22,310
Foreign exchange basis swaps (2, 4, 5)	431
Notional amount		191,925	32,590	44,732	27,569	15,965	20,134	50,935
Option products (6)	(147)
Notional amount (7)		4,218	4,000	—	—	—	—	218
Foreign exchange contracts (2, 5, 8)	5,636
Notional amount (7)		(1,200)	(23,438)	8,615	1,303	582	6,183	5,555
Futures and forward rate contracts	24
Notional amount (7)		(11,595)	(11,595)	—	—	—	—	—
Net ALM contracts	$11,577

(1)
At June 30, 2013, the receive-fixed interest rate swap notional amounts that represent forward starting swaps and which will not be effective until their respective contractual start dates totaled $1.6 billion compared to none at December 31, 2012. The forward starting pay-fixed swap positions at June 30, 2013 and December 31, 2012 were $748 million and $520 million.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At June 30, 2013 and December 31, 2012, the notional amount of same-currency basis swaps was comprised of $219.8 billion and $213.5 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $(85) million at June 30, 2013 was comprised of $1.0 billion in MBS options, $(92) million in foreign exchange options, $(1.0) billion in swaptions and $18 million in purchased caps/floors. Option products of $4.2 billion at December 31, 2012 were comprised of $4.2 billion in swaptions and $18 million in purchased caps/floors.

(7)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(8)
The notional amount of foreign exchange contracts of $(2.1) billion at June 30, 2013 was comprised of $36.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(7.2) billion in foreign currency-denominated pay-fixed swaps and $(31.0) billion in net foreign currency forward rate contracts. Foreign exchange contracts of $(1.2) billion at December 31, 2012 were comprised of $41.9 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(10.5) billion in foreign currency-denominated pay-fixed swaps and $(32.6) billion in net foreign currency forward rate contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI, net-of-tax, were $2.7 billion and $2.9 billion at June 30, 2013 and December 31, 2012. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at June 30, 2013, the pre-tax net losses are expected to be reclassified into earnings as follows: $936 million, or 22 percent, within the next year, 58 percent in years two through five, and 14 percent in years six through ten, with the remaining six percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded net after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated non-U.S. entities at June 30, 2013.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and servicing income. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees and an increase in the value of the MSRs driven by lower prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used to hedge certain market risks of IRLCs and residential first mortgage LHFS. At June 30, 2013 and December 31, 2012, the notional amounts of derivatives economically hedging the IRLCs and residential first mortgage LHFS were $27.7 billion and $31.1 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as principal-only and interest-only MBS and U.S. Treasuries to hedge certain market risks of MSRs. The fair value and notional amounts of the derivative contracts and fair value of securities hedging the MSRs were $(2.4) billion, $1.8 trillion and $3.2 billion at June 30, 2013 and $2.3 billion, $1.6 trillion and $2.3 billion at December 31, 2012. For the three and six months ended June 30, 2013, we recorded losses in mortgage banking income of $752 million and $871 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs compared to gains of $1.8 billion and $1.3 billion for the same periods in 2012. For more information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 37.

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

The Global Compliance Framework, an addendum to the Bank of America Risk Framework, details the high-level requirements of the global compliance program in one comprehensive document. The Global Compliance Framework also clearly defines roles and responsibilities and is supported by policies that articulate detailed requirements for implementation and execution of the global compliance program. As such, the Global Compliance Framework supports responsible, well-informed compliance risk management that incorporates an ongoing, disciplined approach to proactive planning, oversight, escalation and decision making across the Corporation.

The Global Compliance Framework also provides an outline for senior management and the Board, and/or appropriate Board level committee, such as the Audit Committee, to continue to leverage in conducting objective oversight of the Corporation's compliance risk management. The Board provides oversight of compliance risks through its Audit Committee.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including outsourced business processes, and is not limited to operations functions. Its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Global banking guidelines and country-specific requirements for managing operational risk were established in Basel 2 which require that the Corporation has internal operational risk management processes to assess and measure operational risk exposure and to set aside appropriate capital to address those exposures. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital determination. For more information on Basel 3, see Capital Management – Regulatory Capital Changes on page 72.

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

The more judgmental estimates impacting results for the six months ended June 30, 2013 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

Table 69
Level 3 Asset and Liability Summary
	June 30, 2013			December 31, 2012
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$8,313	25.46%	0.39%	$9,559	26.13%	0.43%
Derivative assets	7,714	23.63	0.36	8,073	22.06	0.37
AFS debt securities	5,042	15.44	0.24	5,091	13.91	0.23
All other Level 3 assets at fair value	11,581	35.47	0.55	13,865	37.90	0.63
Total Level 3 assets at fair value (1)	$32,650	100.00%	1.54%	$36,588	100.00%	1.66%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$6,541	75.05%	0.35%	$6,605	73.51%	0.33%
Long-term debt	1,890	21.68	0.10	2,301	25.61	0.12
All other Level 3 liabilities at fair value	285	3.27	0.01	79	0.88	0.01
Total Level 3 liabilities at fair value (1)	$8,716	100.00%	0.46%	$8,985	100.00%	0.46%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During the three and six months ended June 30, 2013, we recognized net gains of $1.7 billion and $2.4 billion on Level 3 assets and liabilities. The net gains during the three months ended June 30, 2013 were primarily gains on net derivative assets and MSRs. Gains on net derivative assets were primarily unrealized gains associated with the performance of various index option contracts as well as production gains on IRLCs. Gains on MSRs were primarily due to the impact of the increase in interest rates on forecasted prepayments. The net gains during the six months ended June 30, 2013 were primarily gains on net derivative assets and MSRs, as discussed above, as well as gains on trading account assets, offset by losses on other assets. Unrealized gains on trading account assets were primarily due to mark-to-market gains on collateralized loan obligation positions due to strong market conditions, as well as mark-to-market gains on secondary loan positions held in inventory. Losses on other assets were primarily due to a write-down of a receivable. There were net unrealized gains of $30 million in accumulated OCI on Level 3 assets and liabilities at June 30, 2013. For more information on the components of net realized and unrealized gains and losses during three and six months ended June 30, 2013, see Note 16 – Fair Value Measurements to the Consolidated Financial Statements.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three and six months ended June 30, 2013, see Note 16 – Fair Value Measurements to the Consolidated Financial Statements.

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

The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $650 million or decrease of approximately $600 million in the representations and warranties liability as of June 30, 2013. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

For more information on representations and warranties exposure and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58, as well as Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements herein and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

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

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability and Market Risk Committee
ARM	Adjustable-rate mortgage
BHC	Bank holding company
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
EAD	Exposure at default
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GMRC	Global Markets Risk Committee
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
HELOC	Home equity lines of credit
HFI	Held-for-investment
HUD	U.S. Department of Housing and Urban Development
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MSA	Metropolitan statistical area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PPI	Payment protection insurance
RMBS	Residential mortgage-backed securities
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
VA	U.S. Department of Veterans Affairs
VIE	Variable interest entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 125 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2013	2012	2013	2012
Interest income
Loans and leases	$9,060	$9,744	$18,238	$19,917
Debt securities	2,548	1,905	5,097	4,651
Federal funds sold and securities borrowed or purchased under agreements to resell	319	360	634	820
Trading account assets	1,181	1,246	2,518	2,598
Other interest income	717	737	1,439	1,467
Total interest income	13,825	13,992	27,926	29,453

Interest expense
Deposits	366	519	748	1,068
Short-term borrowings	809	943	1,558	1,824
Trading account liabilities	427	448	899	925
Long-term debt	1,674	2,534	3,508	5,242
Total interest expense	3,276	4,444	6,713	9,059
Net interest income	10,549	9,548	21,213	20,394

Noninterest income
Card income	1,469	1,578	2,879	3,035
Service charges	1,837	1,934	3,636	3,846
Investment and brokerage services	3,143	2,847	6,170	5,723
Investment banking income	1,556	1,146	3,091	2,363
Equity investment income	680	368	1,243	1,133
Trading account profits	1,938	1,764	4,927	3,839
Mortgage banking income	1,178	1,659	2,441	3,271
Gains on sales of debt securities	457	400	525	1,152
Other income (loss)	(76)	730	(188)	(464)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(5)	(13)	(14)	(62)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	1	7	1	16
Net impairment losses recognized in earnings on available-for-sale debt securities	(4)	(6)	(13)	(46)
Total noninterest income	12,178	12,420	24,711	23,852
Total revenue, net of interest expense	22,727	21,968	45,924	44,246

Provision for credit losses	1,211	1,773	2,924	4,191

Noninterest expense
Personnel	8,531	8,729	18,422	18,917
Occupancy	1,109	1,117	2,263	2,259
Equipment	532	546	1,082	1,157
Marketing	437	449	866	914
Professional fees	694	922	1,343	1,705
Amortization of intangibles	274	321	550	640
Data processing	779	692	1,591	1,548
Telecommunications	411	417	820	817
Other general operating	3,251	3,855	8,581	8,232
Total noninterest expense	16,018	17,048	35,518	36,189
Income before income taxes	5,498	3,147	7,482	3,866
Income tax expense	1,486	684	1,987	750
Net income	$4,012	$2,463	$5,495	$3,116
Preferred stock dividends	441	365	814	690
Net income applicable to common shareholders	$3,571	$2,098	$4,681	$2,426

Per common share information
Earnings	$0.33	$0.19	$0.43	$0.23
Diluted earnings	0.32	0.19	0.42	0.22
Dividends paid	0.01	0.01	0.02	0.02
Average common shares issued and outstanding (in thousands)	10,775,867	10,775,695	10,787,357	10,714,881
Average diluted common shares issued and outstanding (in thousands)	11,524,510	11,556,011	11,549,693	11,509,945
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Net income	$4,012	$2,463	$5,495	$3,116
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	(4,233)	1,530	(5,139)	606
Net change in derivatives	13	(81)	185	301
Employee benefit plan adjustments	48	79	133	1,031
Net change in foreign currency translation adjustments	(49)	(32)	(91)	(1)
Other comprehensive income (loss)	(4,221)	1,496	(4,912)	1,937
Comprehensive income (loss)	$(209)	$3,959	$583	$5,053
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	June 30 2013	December 31 2012
Assets
Cash and cash equivalents	$98,828	$110,752
Time deposits placed and other short-term investments	12,916	18,694
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $103,272 and $98,670 measured at fair value)	224,168	219,924
Trading account assets (includes $94,021 and $115,821 pledged as collateral)	191,234	227,775
Derivative assets	56,772	53,497
Debt securities:
Carried at fair value (includes $60,375 and $63,349 pledged as collateral)	281,481	310,850
Held-to-maturity, at cost (fair value – $52,856 and $50,270; $21,432 and $22,461 pledged as collateral)	54,922	49,481
Total debt securities	336,403	360,331
Loans and leases (includes $9,461 and $9,002 measured at fair value and $81,174 and $50,289 pledged as collateral)	921,570	907,819
Allowance for loan and lease losses	(21,235)	(24,179)
Loans and leases, net of allowance	900,335	883,640
Premises and equipment, net	10,836	11,858
Mortgage servicing rights (includes $5,827 and $5,716 measured at fair value)	5,839	5,851
Goodwill	69,930	69,976
Intangible assets	6,104	6,684
Loans held-for-sale (includes $10,878 and $11,659 measured at fair value)	14,549	19,413
Customer and other receivables	67,526	71,467
Other assets (includes $21,746 and $26,490 measured at fair value)	127,880	150,112
Total assets	$2,123,320	$2,209,974

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,507	$7,906
Derivative assets	173	333
Loans and leases	113,045	123,227
Allowance for loan and lease losses	(3,157)	(3,658)
Loans and leases, net of allowance	109,888	119,569
Loans held-for-sale	1,876	1,969
All other assets	3,927	4,654
Total assets of consolidated variable interest entities	$122,371	$134,431
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	June 30 2013	December 31 2012
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$352,447	$372,546
Interest-bearing (includes $1,978 and $2,262 measured at fair value)	654,370	654,332
Deposits in non-U.S. offices:
Noninterest-bearing	6,920	7,573
Interest-bearing	67,046	70,810
Total deposits	1,080,783	1,105,261
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $59,926 and $42,639 measured at fair value)	232,609	293,259
Trading account liabilities	82,381	73,587
Derivative liabilities	48,532	46,016
Short-term borrowings (includes $2,147 and $4,074 measured at fair value)	46,470	30,731
Accrued expenses and other liabilities (includes $13,302 and $16,594 measured at fair value and $474 and $513 of reserve for unfunded lending commitments)	139,033	148,579
Long-term debt (includes $46,439 and $49,161 measured at fair value)	262,480	275,585
Total liabilities	1,892,288	1,973,018
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities, Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,445,843 and 3,685,410 shares	14,241	18,768
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,743,097,956 and 10,778,263,628 shares	157,192	158,142
Retained earnings	67,308	62,843
Accumulated other comprehensive income (loss)	(7,709)	(2,797)
Total shareholders' equity	231,032	236,956
Total liabilities and shareholders' equity	$2,123,320	$2,209,974

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $839 and $872 of non-recourse liabilities)	$1,421	$3,731
Long-term debt (includes $22,456 and $29,476 of non-recourse debt)	25,946	34,256
All other liabilities (includes $210 and $149 of non-recourse liabilities)	390	360
Total liabilities of consolidated variable interest entities	$27,757	$38,347
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2011	$18,397	10,535,938	$156,621	$60,520	$(5,437)	$230,101
Net income				3,116		3,116
Net change in available-for-sale debt and marketable equity securities					606	606
Net change in derivatives					301	301
Employee benefit plan adjustments					1,031	1,031
Net change in foreign currency translation adjustments					(1)	(1)
Dividends paid:
Common				(232)		(232)
Preferred				(734)		(734)
Net issuance of preferred stock	661			(2)		659
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(296)	49,867	412	44		160
Common stock issued under employee plans and related tax effects		191,064	968			968
Balance, June 30, 2012	$18,762	10,776,869	$158,001	$62,712	$(3,500)	$235,975

Balance, December 31, 2012	$18,768	10,778,264	$158,142	$62,843	$(2,797)	$236,956
Net income				5,495		5,495
Net change in available-for-sale debt and marketable equity securities					(5,139)	(5,139)
Net change in derivatives					185	185
Employee benefit plan adjustments					133	133
Net change in foreign currency translation adjustments					(91)	(91)
Dividends paid:
Common				(216)		(216)
Preferred				(738)		(738)
Issuance of preferred stock	1,008					1,008
Redemption of preferred stock	(5,535)			(76)		(5,611)
Common stock issued under employee plans and related tax effects		44,480	53			53
Common stock repurchased		(79,646)	(1,003)			(1,003)
Balance, June 30, 2013	$14,241	10,743,098	$157,192	$67,308	$(7,709)	$231,032
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Six Months Ended June 30
(Dollars in millions)	2013	2012
Operating activities
Net income	$5,495	$3,116
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	2,924	4,191
Gains on sales of debt securities	(525)	(1,152)
Fair value adjustments on structured liabilities	80	3,376
Depreciation and premises improvements amortization	813	910
Amortization of intangibles	550	640
Net amortization of premium/discount on debt securities	655	1,055
Deferred income taxes	884	159
Originations and purchases of loans held-for-sale	(40,128)	(22,876)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	43,871	22,411
Net (increase) decrease in trading and derivative instruments	41,218	(11,664)
Net (increase) decrease in other assets	25,281	(7,564)
Net increase (decrease) in accrued expenses and other liabilities	(9,595)	9,835
Other operating activities, net	1,073	(1,167)
Net cash provided by operating activities	72,596	1,270
Investing activities
Net decrease in time deposits placed and other short-term investments	5,778	3,654
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(4,244)	(14,933)
Proceeds from sales of debt securities carried at fair value	61,564	46,974
Proceeds from paydowns and maturities of debt securities carried at fair value	46,652	31,757
Purchases of debt securities carried at fair value	(88,615)	(99,693)
Proceeds from paydowns and maturities of held-to-maturity debt securities	5,055	2,451
Purchases of held-to-maturity debt securities	(10,556)	(2,608)
Proceeds from sales of loans and leases	5,480	664
Purchases of loans and leases	(12,439)	(3,338)
Other changes in loans and leases, net	(13,237)	29,853
Net sales (purchases) of premises and equipment	(98)	74
Proceeds from sales of foreclosed properties	604	1,744
Proceeds from sales of investments	2,117	1,483
Other investing activities, net	(353)	(238)
Net cash used in investing activities	(2,292)	(2,156)
Financing activities
Net increase (decrease) in deposits	(24,478)	2,184
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	(60,650)	71,050
Net increase in short-term borrowings	15,739	2,718
Proceeds from issuance of long-term debt	25,174	14,181
Retirement of long-term debt	(29,433)	(85,134)
Proceeds from issuance of preferred stock	1,008	661
Redemption of preferred stock	(5,535)	—
Common stock repurchased	(1,003)	—
Cash dividends paid	(954)	(966)
Excess tax benefits on share-based payments	12	13
Other financing activities, net	(13)	59
Net cash provided by (used in) financing activities	(80,133)	4,766
Effect of exchange rate changes on cash and cash equivalents	(2,095)	(265)
Net increase (decrease) in cash and cash equivalents	(11,924)	3,615
Cash and cash equivalents at January 1	110,752	120,102
Cash and cash equivalents at June 30	$98,828	$123,717
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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current period presentation.

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

NOTE 2 – Trading Account Assets and Liabilities

The table below presents the components of trading account assets and liabilities at June 30, 2013 and December 31, 2012.

(Dollars in millions)	June 30 2013	December 31 2012
Trading account assets
U.S. government and agency securities (1)	$54,409	$86,974
Corporate securities, trading loans and other	34,557	37,900
Equity securities	44,075	43,315
Non-U.S. sovereign debt	42,943	42,746
Mortgage trading loans and asset-backed securities	15,250	16,840
Total trading account assets	$191,234	$227,775
Trading account liabilities
U.S. government and agency securities	$21,868	$23,430
Equity securities	25,952	22,492
Non-U.S. sovereign debt	25,127	20,244
Corporate securities and other	9,434	7,421
Total trading account liabilities	$82,381	$73,587

(1)	Includes $15.2 billion and $30.6 billion of government-sponsored enterprise obligations at June 30, 2013 and December 31, 2012.

NOTE 3 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2013 and December 31, 2012. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	June 30, 2013
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$33,363.0	$749.7	$9.2	$758.9	$744.9	$0.6	$745.5
Futures and forwards	10,507.8	5.7	—	5.7	5.1	—	5.1
Written options	2,244.6	—	—	—	76.7	—	76.7
Purchased options	2,160.9	77.4	—	77.4	—	—	—
Foreign exchange contracts
Swaps	2,275.4	38.1	0.9	39.0	39.8	2.4	42.2
Spot, futures and forwards	2,721.0	28.2	1.0	29.2	29.3	0.4	29.7
Written options	525.5	—	—	—	10.8	—	10.8
Purchased options	499.0	10.2	—	10.2	—	—	—
Equity contracts
Swaps	139.5	3.5	—	3.5	3.4	—	3.4
Futures and forwards	64.9	1.4	—	1.4	1.1	—	1.1
Written options	365.2	—	—	—	25.8	—	25.8
Purchased options	327.5	25.7	—	25.7	—	—	—
Commodity contracts
Swaps	73.5	4.4	—	4.4	5.0	—	5.0
Futures and forwards	580.4	5.7	—	5.7	3.9	—	3.9
Written options	224.9	—	—	—	8.1	—	8.1
Purchased options	232.4	8.1	—	8.1	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,517.8	29.3	—	29.3	21.4	—	21.4
Total return swaps/other	51.0	2.4	—	2.4	2.8	—	2.8
Written credit derivatives:
Credit default swaps	1,491.0	22.5	—	22.5	26.3	—	26.3
Total return swaps/other	69.5	2.3	—	2.3	0.4	—	0.4
Gross derivative assets/liabilities		$1,014.6	$11.1	$1,025.7	$1,004.8	$3.4	$1,008.2
Less: Legally enforceable master netting agreements				(918.4)			(918.4)
Less: Cash collateral received/paid				(50.5)			(41.3)
Total derivative assets/liabilities				$56.8			$48.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2012
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$34,667.4	$1,075.4	$13.8	$1,089.2	$1,062.6	$4.7	$1,067.3
Futures and forwards	11,950.5	2.8	—	2.8	2.7	—	2.7
Written options	2,343.5	—	—	—	106.0	—	106.0
Purchased options	2,162.6	105.5	—	105.5	—	—	—
Foreign exchange contracts
Swaps	2,489.0	47.4	1.4	48.8	53.2	1.8	55.0
Spot, futures and forwards	3,023.0	31.5	0.4	31.9	30.5	0.8	31.3
Written options	363.3	—	—	—	7.3	—	7.3
Purchased options	321.8	6.5	—	6.5	—	—	—
Equity contracts
Swaps	127.1	1.6	—	1.6	2.0	—	2.0
Futures and forwards	58.4	1.0	—	1.0	1.0	—	1.0
Written options	295.3	—	—	—	20.2	—	20.2
Purchased options	271.0	20.4	—	20.4	—	—	—
Commodity contracts
Swaps	60.5	2.5	0.1	2.6	4.0	—	4.0
Futures and forwards	498.9	4.8	—	4.8	2.7	—	2.7
Written options	166.4	—	—	—	7.4	—	7.4
Purchased options	168.2	7.1	—	7.1	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,559.5	35.6	—	35.6	22.1	—	22.1
Total return swaps/other	43.5	2.5	—	2.5	2.9	—	2.9
Written credit derivatives:
Credit default swaps	1,531.5	23.0	—	23.0	32.6	—	32.6
Total return swaps/other	68.8	0.2	—	0.2	0.3	—	0.3
Gross derivative assets/liabilities		$1,367.8	$15.7	$1,383.5	$1,357.5	$7.3	$1,364.8
Less: Legally enforceable master netting agreements				(1,271.9)			(1,271.9)
Less: Cash collateral received/paid				(58.1)			(46.9)
Total derivative assets/liabilities				$53.5			$46.0

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The table below presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

Other gross derivative assets and liabilities in the table represent derivatives entered into under master netting agreements where uncertainty exists as to the enforceability of these agreements under bankruptcy laws in some countries or industries, and accordingly, receivables and payables with counterparties in these countries or industries are reported on a gross basis.

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

Offsetting of Derivatives
	June 30, 2013		December 31, 2012
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$474.3	$452.0	$646.7	$623.4
Over-the-counter cleared	363.3	371.7	539.5	545.1
Foreign exchange contracts
Over-the-counter	74.8	77.6	84.1	88.7
Equity contracts
Over-the-counter	19.1	16.2	15.2	13.3
Exchange-traded	6.8	7.5	4.8	4.7
Commodity contracts
Over-the-counter	9.7	10.2	6.9	7.9
Exchange-traded	3.3	3.1	3.4	3.2
Credit derivatives
Over-the-counter	51.1	46.1	56.0	53.9
Over-the-counter cleared	4.0	4.2	3.8	3.4
Total gross derivative assets/liabilities, before netting
Over-the-counter	629.0	602.1	808.9	787.2
Exchange-traded	10.1	10.6	8.2	7.9
Over-the-counter cleared	367.3	375.9	543.3	548.5
Less: Legally enforceable master netting and cash collateral received/paid
Over-the-counter	(594.5)	(576.7)	(780.8)	(764.4)
Exchange-traded	(7.1)	(7.1)	(5.9)	(5.9)
Over-the-counter cleared	(367.3)	(375.9)	(543.3)	(548.5)
Derivative assets/liabilities, after netting	37.5	28.9	30.4	24.8
Other gross derivative assets/liabilities	19.3	19.6	23.1	21.2
Total derivative assets/liabilities	56.8	48.5	53.5	46.0
Less: Financial instruments collateral (1)	(11.1)	(10.0)	(11.5)	(14.6)
Total net derivative assets/liabilities	$45.7	$38.5	$42.0	$31.4

(1)	These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

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

Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures to hedge certain market risks of mortgage servicing rights (MSRs). For more information on MSRs, see Note 19 – Mortgage Servicing Rights.

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three and six months ended June 30, 2013 and 2012, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended June 30			Six Months Ended June 30
	2013			2013
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(2,407)	$2,239	$(168)	$(3,383)	$3,033	$(350)
Interest rate and foreign currency risk on long-term debt (1)	(582)	548	(34)	(2,120)	2,004	(116)
Interest rate risk on available-for-sale securities (2)	(14)	9	(5)	836	(837)	(1)
Price risk on commodity inventory (3)	3	(4)	(1)	—	(1)	(1)
Total	$(3,000)	$2,792	$(208)	$(4,667)	$4,199	$(468)

	2012			2012
Interest rate risk on long-term debt (1)	$1,410	$(1,644)	$(234)	$409	$(880)	$(471)
Interest rate and foreign currency risk on long-term debt (1)	(894)	785	(109)	(739)	612	(127)
Interest rate risk on available-for-sale securities (2)	(3,890)	3,769	(121)	(942)	968	26
Price risk on commodity inventory (3)	(9)	9	—	14	(14)	—
Total	$(3,383)	$2,919	$(464)	$(1,258)	$686	$(572)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2013 and 2012. During the next 12 months, net losses in accumulated OCI of $936 million ($589 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude pre-tax losses of $7 million related to long-term debt designated as a net investment hedge for the six months ended June 30, 2012; there were no losses related to these hedges for the three months ended June 30, 2012. There were no such hedges for the three and six months ended June 30, 2013.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended June 30			Six Months Ended June 30
	2013			2013
(Dollars in millions, amounts pre-tax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(276)	$(255)	$(1)	$(290)	$(530)	$(2)
Price risk on restricted stock awards	110	69	—	165	109	—
Total	$(166)	$(186)	$(1)	$(125)	$(421)	$(2)
Net investment hedges
Foreign exchange risk	$804	$3	$(37)	$2,480	$(91)	$(72)

	2012			2012
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(160)	$(224)	$—	$(53)	$(376)	$—
Commodity price risk on forecasted purchases and sales	—	2	—	—	(3)	—
Price risk on restricted stock awards	(214)	(24)	—	91	(61)	—
Total	$(374)	$(246)	$—	$38	$(440)	$—
Net investment hedges
Foreign exchange risk	$1,157	$4	$(160)	$128	$(37)	$(167)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2013 and 2012. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Price risk on mortgage banking production income (1, 2)	$468	$801	$890	$1,390
Market-related risk on mortgage banking servicing income (1)	(845)	1,351	(981)	1,148
Credit risk on loans (3)	(11)	20	(7)	(38)
Interest rate and foreign currency risk on ALM activities (4)	1,113	(1,044)	508	(580)
Price risk on restricted stock awards (5)	124	(223)	240	250
Other	(8)	(14)	(11)	(9)
Total	$841	$891	$639	$2,161

(1)	Net gains on these derivatives are recorded in mortgage banking income.

(2)
Includes net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $132 million and $539 million for the three and six months ended June 30, 2013 compared to $886 million and $1.4 billion for the same periods in 2012.

(3)	Net gains (losses) on these derivatives are recorded in other income (loss).

(4)
The balance is primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt. Results from these items are recorded in other income (loss). The offsetting mark-to-market, while not included in the table above, is also recorded in other income (loss).

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

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2013 and 2012. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation adjustment (DVA) gains (losses), net of hedges. Global Markets results in Note 20 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on a FTE basis.

Sales and Trading Revenue
	Three Months Ended June 30				Six Months Ended June 30
	2013				2013
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$415	$270	$22	$707	$1,081	$563	$35	$1,679
Foreign exchange risk	305	1	(7)	299	675	1	(15)	661
Equity risk	663	(21)	557	1,199	1,271	(6)	1,093	2,358
Credit risk	411	681	123	1,215	1,446	1,397	(246)	2,597
Other risk	54	(46)	19	27	265	(94)	30	201
Total sales and trading revenue	$1,848	$885	$714	$3,447	$4,738	$1,861	$897	$7,496

	2012				2012
Interest rate risk	$394	$214	$(7)	$601	$453	$485	$(17)	$921
Foreign exchange risk	234	2	(3)	233	466	4	(1)	469
Equity risk	418	(112)	456	762	793	(105)	985	1,673
Credit risk	557	537	361	1,455	1,699	1,080	732	3,511
Other risk	103	(49)	15	69	333	(124)	42	251
Total sales and trading revenue	$1,706	$592	$822	$3,120	$3,744	$1,340	$1,741	$6,825

(1)
Represents amounts in investment and brokerage services and other income (loss) that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $549 million and $1.1 billion for the three and six months ended June 30, 2013 and $448 million and $962 million for the same periods in 2012.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at June 30, 2013 and December 31, 2012 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

Credit Derivative Instruments
	June 30, 2013
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$28	$973	$5,666	$2,459	$9,126
Non-investment grade	525	2,884	5,618	8,104	17,131
Total	553	3,857	11,284	10,563	26,257
Total return swaps/other:
Investment grade	69	—	—	—	69
Non-investment grade	223	43	19	12	297
Total	292	43	19	12	366
Total credit derivatives	$845	$3,900	$11,303	$10,575	$26,623
Credit-related notes: (1)
Investment grade	$32	$279	$221	$4,350	$4,882
Non-investment grade	50	196	547	1,576	2,369
Total credit-related notes	$82	$475	$768	$5,926	$7,251
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$216,854	$360,812	$554,655	$45,229	$1,177,550
Non-investment grade	64,529	98,795	116,762	33,365	313,451
Total	281,383	459,607	671,417	78,594	1,491,001
Total return swaps/other:
Investment grade	23,646	—	—	—	23,646
Non-investment grade	31,686	5,053	7,342	1,727	45,808
Total	55,332	5,053	7,342	1,727	69,454
Total credit derivatives	$336,715	$464,660	$678,759	$80,321	$1,560,455

	December 31, 2012
	Carrying Value
Credit default swaps:
Investment grade	$52	$757	$5,595	$2,903	$9,307
Non-investment grade	923	4,403	7,030	10,959	23,315
Total	975	5,160	12,625	13,862	32,622
Total return swaps/other:
Investment grade	39	—	—	—	39
Non-investment grade	57	104	39	37	237
Total	96	104	39	37	276
Total credit derivatives	$1,071	$5,264	$12,664	$13,899	$32,898
Credit-related notes: (1)
Investment grade	$4	$12	$441	$3,849	$4,306
Non-investment grade	116	161	314	1,425	2,016
Total credit-related notes	$120	$173	$755	$5,274	$6,322
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$260,177	$349,125	$500,038	$90,453	$1,199,793
Non-investment grade	79,861	99,043	110,248	42,559	331,711
Total	340,038	448,168	610,286	133,012	1,531,504
Total return swaps/other:
Investment grade	43,536	15	—	—	43,551
Non-investment grade	5,566	11,028	7,631	1,035	25,260
Total	49,102	11,043	7,631	1,035	68,811
Total credit derivatives	$389,140	$459,211	$617,917	$134,047	$1,600,315

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms was $17.4 billion and $1.1 trillion at June 30, 2013, and $20.7 billion and $1.1 trillion at December 31, 2012.

Credit-related notes in the table on page 158 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 150, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2013 and December 31, 2012, the Corporation held cash and securities collateral of $79.3 billion and $85.6 billion, and posted cash and securities collateral of $63.4 billion and $74.1 billion in the normal course of business under derivative agreements.

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

At June 30, 2013, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.1 billion, comprised of $1.3 billion for BANA and $0.8 billion for Merrill Lynch & Co., Inc. (Merrill Lynch) and certain of its subsidiaries.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2013, the current liability recorded for these derivative contracts was $393 million, against which the Corporation and certain subsidiaries had posted approximately $345 million of collateral.

At June 30, 2013, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $3.0 billion, comprised of $2.6 billion for BANA and $0.4 billion for Merrill Lynch and certain of its subsidiaries. If the rating agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $5.4 billion in additional incremental collateral, comprised of $1.3 billion for BANA and $4.1 billion for Merrill Lynch and certain of its subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was $2.7 billion, against which $2.1 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was an incremental $1.8 billion, against which $1.2 billion of collateral has been posted.

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

The Corporation may enter into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS and often hedges the other market risks in both CVA and DVA primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

In early 2013, the Corporation refined its methodology for calculating CVA and DVA, on a prospective basis, to adjust the way it values mutual termination clauses in derivatives contracts and to more fully incorporate the potential for the counterparties to default prior to a change in their credit ratings. This change in estimates increased CVA by $361 million and DVA by $433 million resulting in a net positive earnings impact of $72 million at the time of the change and is included in the results for the six months ended June 30, 2013. The net CVA and DVA excluding the impact of these refinements was a gain of $128 million and a loss of $15 million for the six months ended June 30, 2013.

The table below presents CVA and DVA gains (losses) for the Corporation on a gross and net of hedge basis, which are recorded in trading account profits.

Valuation Adjustments on Derivatives
	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$143	$62	$(313)	$13	$12	$(233)	$200	$162
Derivative liabilities (DVA) (2)	77	39	67	(158)	452	418	(1,293)	(1,617)

(1)	At June 30, 2013 and December 31, 2012, the cumulative CVA reduced the derivative assets balance by $2.3 billion and $2.4 billion.

(2)	At June 30, 2013 and December 31, 2012, the cumulative DVA reduced the derivative liabilities balance by $1.3 billion and $807 million.

NOTE 4 – Securities

The Corporation's debt securities carried at fair value include debt securities purchased for longer term investment purposes and are used as part of ALM and other strategic activities. Generally, debt securities carried at fair value are accounted for as available-for-sale (AFS) debt securities with unrealized gains and losses reported in accumulated OCI. For certain other debt securities purchased for ALM and other strategic purposes, the Corporation has elected to report those securities at fair value with unrealized gains and losses reported in other income (loss) in the Consolidated Statement of Income.

As a result of growth in the portfolio of debt securities carried at fair value with unrealized gains and losses recorded in other income (loss) and to better reflect how such portfolio is managed as part of the ALM activities, the Corporation changed the presentation of such securities in the first quarter of 2013 to combine into one line item on the Consolidated Balance Sheet, debt securities carried at fair value. Previously, the portfolio of debt securities carried at fair value with unrealized gains and losses recorded in other income (loss) was classified in other assets. The Corporation may hedge these debt securities with risk management derivatives with the unrealized gains and losses also reported in other income (loss). Certain debt securities are carried at fair value with unrealized gains and losses reported in other income (loss) to mitigate accounting asymmetry with the risk management derivatives and to achieve operational simplifications. Debt securities purchased for trading purposes are reported in Note 2 – Trading Account Assets and Liabilities. Prior-period amounts have been reclassified to conform to the current period presentation.

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and marketable equity securities at June 30, 2013 and December 31, 2012.

Debt Securities and Available-for-Sale Marketable Equity Securities
	June 30, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$2,984	$144	$(29)	$3,099
Mortgage-backed securities:
Agency	171,486	1,174	(3,476)	169,184
Agency-collateralized mortgage obligations	31,315	1,095	(409)	32,001
Non-agency residential (1)	7,813	343	(130)	8,026
Commercial	3,521	228	(1)	3,748
Non-U.S. securities	6,397	47	(22)	6,422
Corporate/Agency bonds	1,206	33	(8)	1,231
Other taxable securities, substantially all asset-backed securities	11,468	24	(10)	11,482
Total taxable securities	236,190	3,088	(4,085)	235,193
Tax-exempt securities	4,995	12	(46)	4,961
Total available-for-sale debt securities	241,185	3,100	(4,131)	240,154
Other debt securities carried at fair value	42,698	158	(1,529)	41,327
Total debt securities carried at fair value	283,883	3,258	(5,660)	281,481
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	54,922	10	(2,076)	52,856
Total debt securities	$338,805	$3,268	$(7,736)	$334,337
Available-for-sale marketable equity securities (2)	$754	$649	$(1)	$1,402

(1)	At June 30, 2013, the underlying collateral type included approximately 91 percent prime, six percent Alt-A and three percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

Debt Securities and Available-for-Sale Marketable Equity Securities
	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$24,232	$324	$(84)	$24,472
Mortgage-backed securities:
Agency	183,247	5,048	(146)	188,149
Agency-collateralized mortgage obligations	36,329	1,427	(218)	37,538
Non-agency residential (1)	9,231	391	(128)	9,494
Non-agency commercial	3,576	348	—	3,924
Non-U.S. securities	5,574	50	(6)	5,618
Corporate/Agency bonds	1,415	51	(16)	1,450
Other taxable securities, substantially all asset-backed securities	12,089	54	(15)	12,128
Total taxable securities	275,693	7,693	(613)	282,773
Tax-exempt securities	4,167	13	(47)	4,133
Total available-for-sale debt securities	279,860	7,706	(660)	286,906
Other debt securities carried at fair value	23,927	120	(103)	23,944
Total debt securities carried at fair value	303,787	7,826	(763)	310,850
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	49,481	815	(26)	50,270
Total debt securities	$353,268	$8,641	$(789)	$361,120
Available-for-sale marketable equity securities (2)	$780	$732	$—	$1,512

(1)	At December 31, 2012, the underlying collateral type included approximately 91 percent prime, six percent Alt-A and three percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At June 30, 2013, the accumulated net unrealized losses on AFS debt securities included in accumulated OCI were $643 million, net of the related income tax benefit of $388 million. At June 30, 2013 and December 31, 2012, the Corporation had nonperforming AFS debt securities of $95 million and $91 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income (loss) at June 30, 2013 and December 31, 2012. In the three and six months ended June 30, 2013, the Corporation recorded mark-to-market net losses in other income (loss) of $1.4 billion and $1.6 billion on other debt securities carried at fair value, which excludes the benefit of certain hedges also reported in other income (loss). The prior-period amounts were insignificant.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	June 30 2013	December 31 2012
U.S. Treasury and agency securities	$—	$491
Mortgage-backed securities:
Agency	26,121	13,073
Agency-collateralized mortgage obligations	1,006	929
Commercial	758	—
Non-U.S. securities (1)	13,442	9,451
Total	$41,327	$23,944

(1)	These securities are used to satisfy certain international regulatory liquidity requirements.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and six months ended June 30, 2013 and 2012 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI.

Net Impairment Losses Recognized in Earnings
	Three Months Ended June 30, 2013
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Total
Total OTTI losses (unrealized and realized)	$(5)	$—	$(5)
Unrealized OTTI losses recognized in accumulated OCI	1	—	1
Net impairment losses recognized in earnings	$(4)	$—	$(4)

	Three Months Ended June 30, 2012
Total OTTI losses (unrealized and realized)	$(9)	$(4)	$(13)
Unrealized OTTI losses recognized in accumulated OCI	7	—	7
Net impairment losses recognized in earnings	$(2)	$(4)	$(6)

	Six Months Ended June 30, 2013
Total OTTI losses (unrealized and realized)	$(14)	$—	$(14)
Unrealized OTTI losses recognized in accumulated OCI	1	—	1
Net impairment losses recognized in earnings	$(13)	$—	$(13)

	Six Months Ended June 30, 2012
Total OTTI losses (unrealized and realized)	$(56)	$(6)	$(62)
Unrealized OTTI losses recognized in accumulated OCI	16	—	16
Net impairment losses recognized in earnings	$(40)	$(6)	$(46)

The Corporation's net impairment losses recognized in earnings consist of write-downs to fair value on AFS debt securities the Corporation has the intent to sell or will more-likely-than-not be required to sell and all credit losses. The table below presents a rollforward of the credit losses recognized in earnings for the three and six months ended June 30, 2013 and 2012 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$244	$266	$243	$310
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	—	4	5	6
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	4	2	8	40
Reductions for AFS debt securities matured, sold or intended to be sold	(43)	(26)	(51)	(110)
Balance, June 30	$205	$246	$205	$246

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at June 30, 2013.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	12.4%	1.4%	25.8%
Loss severity	43.1	16.9	55.0
Life default rate	44.8	1.2	99.8

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 39.5 percent for prime, 44.1 percent for Alt-A and 50.8 percent for subprime at June 30, 2013. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 31.3 percent for prime, 56.5 percent for Alt-A and 38.2 percent for subprime at June 30, 2013.

The following tables present the fair value and the associated gross unrealized losses on AFS debt securities with gross unrealized losses at June 30, 2013 and December 31, 2012, and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$851	$(29)	$—	$—	$851	$(29)
Mortgage-backed securities:
Agency	122,638	(3,433)	1,151	(43)	123,789	(3,476)
Agency-collateralized mortgage obligations	14,388	(341)	3,732	(68)	18,120	(409)
Non-agency residential	1,056	(21)	1,349	(106)	2,405	(127)
Commercial	30	(1)	—	—	30	(1)
Non-U.S. securities	526	(12)	44	(10)	570	(22)
Corporate/Agency bonds	74	(2)	283	(6)	357	(8)
Other taxable securities, substantially all asset-backed securities	1,408	(7)	1,116	(3)	2,524	(10)
Total taxable securities	140,971	(3,846)	7,675	(236)	148,646	(4,082)
Tax-exempt securities	1,900	(18)	1,124	(28)	3,024	(46)
Total temporarily impaired AFS debt securities	142,871	(3,864)	8,799	(264)	151,670	(4,128)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	42	(2)	4	(1)	46	(3)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities (2)	$142,913	$(3,866)	$8,803	$(265)	$151,716	$(4,131)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in accumulated OCI.

(2)	At June 30, 2013, the amortized cost of approximately 4,800 AFS debt securities exceeded their fair value by $4.1 billion.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$—	$—	$5,608	$(84)	$5,608	$(84)
Mortgage-backed securities:
Agency	15,593	(133)	735	(13)	16,328	(146)
Agency-collateralized mortgage obligations	5,135	(121)	4,994	(97)	10,129	(218)
Non-agency residential	592	(13)	1,555	(110)	2,147	(123)
Non-U.S. securities	1,715	(1)	563	(5)	2,278	(6)
Corporate/Agency bonds	—	—	277	(16)	277	(16)
Other taxable securities, substantially all asset-backed securities	1,678	(1)	1,436	(14)	3,114	(15)
Total taxable securities	24,713	(269)	15,168	(339)	39,881	(608)
Tax-exempt securities	1,609	(9)	1,072	(38)	2,681	(47)
Total temporarily impaired AFS debt securities	26,322	(278)	16,240	(377)	42,562	(655)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	14	(1)	74	(4)	88	(5)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities (2)	$26,336	$(279)	$16,314	$(381)	$42,650	$(660)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in accumulated OCI.

(2)	At December 31, 2012, the amortized cost of approximately 2,600 AFS debt securities exceeded their fair value by $660 million.

The amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA) and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at June 30, 2013 and December 31, 2012, are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	June 30, 2013		December 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$138,517	$135,163	$121,522	$123,933
Government National Mortgage Association	118,459	119,414	124,348	127,541
Freddie Mac	30,905	30,347	22,995	23,502

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at June 30, 2013 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	June 30, 2013
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$545	0.67%	$802	2.17%	$1,635	4.24%	$2	4.57%	$2,984	3.03%
Mortgage-backed securities:
Agency	3	5.25	22,073	3.04	97,949	3.09	79,036	2.87	199,061	3.00
Agency-collateralized mortgage obligations	125	0.81	9,068	1.24	21,946	3.41	1,040	2.78	32,179	2.77
Non-agency residential	561	3.43	4,231	4.34	2,547	4.00	474	5.27	7,813	4.22
Commercial	1,430	5.10	1,783	6.40	1,102	2.51	23	3.86	4,338	5.06
Non-U.S. securities	17,451	0.60	2,231	3.47	149	3.05	8	—	19,839	0.94
Corporate/Agency bonds	285	2.75	638	2.60	180	4.25	103	1.09	1,206	2.73
Other taxable securities, substantially all asset-backed securities	2,578	0.65	5,662	1.31	2,445	1.82	783	0.96	11,468	1.25
Total taxable securities	22,978	0.99	46,488	2.74	127,953	3.15	81,469	2.86	278,888	2.82
Tax-exempt securities	51	2.96	1,963	1.42	1,344	2.15	1,637	1.07	4,995	1.62
Total amortized cost of debt securities carried at fair value	$23,029	0.99	$48,451	2.69	$129,297	3.14	$83,106	2.83	$283,883	2.80
Amortized cost of HTM debt securities (2)	$6	5.00	$73	2.26	$53,778	2.54	$1,065	2.57	$54,922	2.54

Debt securities carried at fair value
U.S. Treasury and agency securities	$547		$821		$1,729		$2		$3,099
Mortgage-backed securities:
Agency	3		22,113		96,834		76,355		195,305
Agency-collateralized mortgage obligations	124		8,997		22,846		1,040		33,007
Non-agency residential	580		4,326		2,582		538		8,026
Commercial	1,475		1,965		1,043		23		4,506
Non-U.S. securities	17,436		2,265		155		8		19,864
Corporate/Agency bonds	288		653		189		101		1,231
Other taxable securities, substantially all asset-backed securities	2,577		5,662		2,459		784		11,482
Total taxable securities	23,030		46,802		127,837		78,851		276,520
Tax-exempt securities	51		1,959		1,330		1,621		4,961
Total debt securities carried at fair value	$23,081		$48,761		$129,167		$80,472		$281,481
Fair value of HTM debt securities (2)	$6		$73		$51,759		$1,018		$52,856

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2013 and 2012 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Gross gains	$474	$423	$543	$1,596
Gross losses	(17)	(23)	(18)	(444)
Net gains on sales of AFS debt securities	$457	$400	$525	$1,152
Income tax expense attributable to realized net gains on sales of AFS debt securities	$169	$148	$194	$426

Certain Corporate and Strategic Investments

At June 30, 2013 and December 31, 2012, the Corporation owned 2.0 billion shares representing approximately one percent of China Construction Bank Corporation (CCB). Sales restrictions on these shares continue until August 2013. Because the sales restrictions on these shares will expire within one year, these securities are classified as AFS marketable equity securities and carried at fair value with the after-tax unrealized gain included in accumulated OCI. The fair value of the investment at June 30, 2013 and December 31, 2012 was $1.3 billion and $1.4 billion, and the cost basis was $716 million. There is a strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas.

The Corporation's 49 percent investment in a merchant services joint venture had a carrying value of $3.2 billion and $3.3 billion at June 30, 2013 and December 31, 2012. For additional information, see Note 11 – Commitments and Contingencies.

NOTE 5 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2013 and December 31, 2012.

	June 30, 2013
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,133	$658	$7,404	$10,195	$162,062			$172,257
Home equity	238	122	619	979	56,428			57,407
Legacy Assets & Servicing portfolio
Residential mortgage (6)	2,974	1,408	22,410	26,792	33,686	$21,224		81,702
Home equity	454	254	1,292	2,000	33,173	7,431		42,604
Credit card and other consumer
U.S. credit card	603	430	1,167	2,200	88,323			90,523
Non-U.S. credit card	70	59	158	287	10,053			10,340
Direct/Indirect consumer (7)	417	191	488	1,096	82,262			83,358
Other consumer (8)	44	18	2	64	1,739			1,803
Total consumer loans	6,933	3,140	33,540	43,613	467,726	28,655		539,994
Consumer loans accounted for under the fair value option (9)							$1,052	1,052
Total consumer	6,933	3,140	33,540	43,613	467,726	28,655	1,052	541,046
Commercial
U.S. commercial	248	176	463	887	206,056			206,943
Commercial real estate (10)	108	90	511	709	41,417			42,126
Commercial lease financing	92	114	28	234	23,678			23,912
Non-U.S. commercial	16	—	—	16	86,694			86,710
U.S. small business commercial	91	61	152	304	12,120			12,424
Total commercial loans	555	441	1,154	2,150	369,965			372,115
Commercial loans accounted for under the fair value option (9)							8,409	8,409
Total commercial	555	441	1,154	2,150	369,965		8,409	380,524
Total loans and leases	$7,488	$3,581	$34,694	$45,763	$837,691	$28,655	$9,461	$921,570
Percentage of outstandings	0.81%	0.39%	3.76%	4.96%	90.90%	3.11%	1.03%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.5 billion and nonperforming loans of $761 million. Home loans 60-89 days past due includes fully-insured loans of $1.0 billion and nonperforming loans of $516 million.

(2)	Home loans includes fully-insured loans of $20.6 billion.

(3)	Home loans includes $6.3 billion and direct/indirect consumer includes $46 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgage loans of $83 million.

(6)	Total outstandings includes pay option loans of $5.8 billion. The Corporation no longer originates this product.

(7)
Total outstandings includes dealer financial services loans of $36.8 billion, consumer lending loans of $3.6 billion, U.S. securities-based lending loans of $30.0 billion, non-U.S. consumer loans of $7.5 billion, student loans of $4.4 billion and other consumer loans of $1.1 billion.

(8)	Total outstandings includes consumer finance loans of $1.3 billion, consumer leases of $351 million, other non-U.S. consumer loans of $5 million and consumer overdrafts of $149 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.1 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.0 billion and non-U.S. commercial loans of $6.4 billion. For addition information, see Note 16 – Fair Value Measurements and Note 17 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $40.3 billion and non-U.S. commercial real estate loans of $1.8 billion.

	December 31, 2012
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,274	$806	$6,227	$9,307	$160,809			$170,116
Home equity	273	146	591	1,010	59,841			60,851
Legacy Assets & Servicing portfolio
Residential mortgage (6)	2,938	1,714	26,728	31,380	33,982	$17,451		82,813
Home equity	608	357	1,444	2,409	36,213	8,667		47,289
Credit card and other consumer
U.S. credit card	729	582	1,437	2,748	92,087			94,835
Non-U.S. credit card	106	85	212	403	11,294			11,697
Direct/Indirect consumer (7)	569	239	573	1,381	81,824			83,205
Other consumer (8)	48	19	4	71	1,557			1,628
Total consumer loans	7,545	3,948	37,216	48,709	477,607	26,118		552,434
Consumer loans accounted for under the fair value option (9)							$1,005	1,005
Total consumer	7,545	3,948	37,216	48,709	477,607	26,118	1,005	553,439
Commercial
U.S. commercial	323	133	639	1,095	196,031			197,126
Commercial real estate (10)	79	144	983	1,206	37,431			38,637
Commercial lease financing	84	79	30	193	23,650			23,843
Non-U.S. commercial	2	—	—	2	74,182			74,184
U.S. small business commercial	101	75	168	344	12,249			12,593
Total commercial loans	589	431	1,820	2,840	343,543			346,383
Commercial loans accounted for under the fair value option (9)							7,997	7,997
Total commercial	589	431	1,820	2,840	343,543		7,997	354,380
Total loans and leases	$8,134	$4,379	$39,036	$51,549	$821,150	$26,118	$9,002	$907,819
Percentage of outstandings	0.90%	0.48%	4.30%	5.68%	90.45%	2.88%	0.99%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.3 billion and nonperforming loans of $702 million. Home loans 60-89 days past due includes fully-insured loans of $1.3 billion and nonperforming loans of $558 million.

(2)	Home loans includes fully-insured loans of $22.2 billion.

(3)	Home loans includes $5.5 billion and direct/indirect consumer includes $63 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgage loans of $93 million.

(6)	Total outstandings includes pay option loans of $6.7 billion. The Corporation no longer originates this product.

(7)
Total outstandings includes dealer financial services loans of $35.9 billion, consumer lending loans of $4.7 billion, U.S. securities-based lending loans of $28.3 billion, non-U.S. consumer loans of $8.3 billion, student loans of $4.8 billion and other consumer loans of $1.2 billion.

(8)	Total outstandings includes consumer finance loans of $1.4 billion, consumer leases of $34 million, other non-U.S. consumer loans of $5 million and consumer overdrafts of $177 million.

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

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgage loans owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $420 million and $500 million at June 30, 2013 and December 31, 2012. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles, and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) in the Consolidated Statement of Income when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At June 30, 2013 and December 31, 2012, the Corporation had a receivable of $230 million and $305 million from these vehicles for reimbursement of losses, and principal of $14.8 billion and $17.6 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $25.5 billion and $24.3 billion at June 30, 2013 and December 31, 2012, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

In accordance with bank regulatory interagency guidance, the Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At June 30, 2013 and December 31, 2012, $1.3 billion and $1.5 billion of such loans were included in nonperforming loans.

In accordance with regulatory guidance, the Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At June 30, 2013, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were $2.0 billion of which $1.0 billion were current on their contractual payments while $930 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 70 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and nearly 45 percent were discharged 24 months or more ago. As subsequent cash payments are received, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at June 30, 2013 and December 31, 2012. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Home loans
Core portfolio
Residential mortgage (2)	$3,404	$3,193	$5,273	$3,984
Home equity	1,355	1,265	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	10,912	11,862	15,331	18,173
Home equity	2,796	3,017	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	1,167	1,437
Non-U.S. credit card	n/a	n/a	158	212
Direct/Indirect consumer	72	92	462	545
Other consumer	1	2	2	2
Total consumer	18,540	19,431	22,393	24,353
Commercial
U.S. commercial	1,279	1,484	50	65
Commercial real estate	627	1,513	25	29
Commercial lease financing	10	44	22	15
Non-U.S. commercial	80	68	1	—
U.S. small business commercial	107	115	100	120
Total commercial	2,103	3,224	198	229
Total loans and leases	$20,643	$22,655	$22,591	$24,582

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $485 million and $521 million at June 30, 2013 and December 31, 2012.

(2)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At June 30, 2013 and December 31, 2012, residential mortgage included $16.0 billion and $17.8 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.6 billion and $4.4 billion of loans on which interest is still accruing.

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

The following tables present certain credit quality indicators for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2013 and December 31, 2012.

Home Loans – Credit Quality Indicators (1)
	June 30, 2013
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$87,720	$22,436	$11,690	$44,322	$15,605	$2,029
Greater than 90 percent but less than or equal to 100 percent	7,965	4,739	3,143	5,162	4,349	728
Greater than 100 percent	8,321	12,293	6,391	7,923	15,219	4,674
Fully-insured loans (5)	68,251	21,010	—	—	—	—
Total home loans	$172,257	$60,478	$21,224	$57,407	$35,173	$7,431

Refreshed FICO score
Less than 620	$6,037	$12,752	$11,796	$2,432	$4,640	$1,354
Greater than or equal to 620 and less than 680	8,186	6,302	3,450	4,316	5,453	1,318
Greater than or equal to 680 and less than 740	24,662	8,388	3,105	12,050	9,717	2,121
Greater than or equal to 740	65,121	12,026	2,873	38,609	15,363	2,638
Fully-insured loans (5)	68,251	21,010	—	—	—	—
Total home loans	$172,257	$60,478	$21,224	$57,407	$35,173	$7,431

(1)	Excludes loans accounted for under the fair value option of $1.1 billion.

(2)	Excludes PCI loans.

(3)	Includes $5.3 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	June 30, 2013
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$5,159	$—	$1,437	$604
Greater than or equal to 620 and less than 680	13,103	—	3,138	283
Greater than or equal to 680 and less than 740	35,932	—	9,601	214
Greater than or equal to 740	36,329	—	25,602	197
Other internal credit metrics (2, 3, 4)	—	10,340	43,580	505
Total credit card and other consumer	$90,523	$10,340	$83,358	$1,803

(1)	72 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $37.4 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $4.4 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At June 30, 2013, 97 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and two percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	June 30, 2013
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$199,336	$39,875	$22,780	$85,017	$1,399
Reservable criticized	7,607	2,251	1,132	1,693	474
Refreshed FICO score (3)
Less than 620					243
Greater than or equal to 620 and less than 680					542
Greater than or equal to 680 and less than 740					1,572
Greater than or equal to 740					2,762
Other internal credit metrics (3, 4)					5,432
Total commercial	$206,943	$42,126	$23,912	$86,710	$12,424

(1)	Excludes loans accounted for under the fair value option of $8.4 billion.

(2)
U.S. small business commercial includes $311 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At June 30, 2013, 99 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Home Loans – Credit Quality Indicators (1)
	December 31, 2012
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$80,585	$20,613	$8,581	$44,971	$15,922	$2,074
Greater than 90 percent but less than or equal to 100 percent	8,891	5,097	2,368	5,825	4,507	805
Greater than 100 percent	12,984	16,454	6,502	10,055	18,193	5,788
Fully-insured loans (5)	67,656	23,198	—	—	—	—
Total home loans	$170,116	$65,362	$17,451	$60,851	$38,622	$8,667

Refreshed FICO score
Less than 620	$6,366	$14,320	$8,647	$2,586	$5,411	$1,989
Greater than or equal to 620 and less than 680	8,561	6,157	2,712	4,500	5,921	1,529
Greater than or equal to 680 and less than 740	25,141	8,611	2,976	12,625	10,395	2,299
Greater than or equal to 740	62,392	13,076	3,116	41,140	16,895	2,850
Fully-insured loans (5)	67,656	23,198	—	—	—	—
Total home loans	$170,116	$65,362	$17,451	$60,851	$38,622	$8,667

(1)	Excludes loans accounted for under the fair value option of $1.0 billion.

(2)	Excludes PCI loans.

(3)	Includes $6.1 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	December 31, 2012
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$6,188	$—	$1,896	$668
Greater than or equal to 620 and less than 680	13,947	—	3,367	301
Greater than or equal to 680 and less than 740	37,167	—	9,592	232
Greater than or equal to 740	37,533	—	25,164	212
Other internal credit metrics (2, 3, 4)	—	11,697	43,186	215
Total credit card and other consumer	$94,835	$11,697	$83,205	$1,628

(1)	87 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 189.

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

In accordance with regulatory guidance addressing certain home loans that have been discharged in Chapter 7 bankruptcy, $4.0 billion of home loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were included in TDRs at June 30, 2013, of which $2.0 billion were classified as nonperforming and $2.0 billion were loans fully-insured by the Federal Housing Administration (FHA). Of the $4.0 billion of home loan TDRs, approximately 14 percent, 36 percent and 50 percent had been discharged in Chapter 7 bankruptcy in the six months ended June 30, 2013, in the year ended December 31, 2012 and in years prior to 2012, respectively. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

The net present value of the estimated cash flows is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV, or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation's historical experience as adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs including redefaults subsequent to modification, a loan's default history prior to modification and the change in borrower payments post-modification.

At June 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $508 million and $650 million at June 30, 2013 and December 31, 2012.

The table below presents impaired loans in the Corporation's Home Loans portfolio segment at June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, and includes primarily loans managed by Legacy Assets & Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans – Home Loans
			June 30, 2013			December 31, 2012
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$22,352	$16,803	n/a	$20,226	$14,967	n/a
Home equity			2,958	1,244	n/a	2,624	1,103	n/a
With an allowance recorded
Residential mortgage			$15,697	$14,829	$1,367	$14,223	$13,158	$1,252
Home equity			1,107	917	352	1,256	1,022	448
Total
Residential mortgage			$38,049	$31,632	$1,367	$34,449	$28,125	$1,252
Home equity			4,065	2,161	352	3,880	2,125	448

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$16,812	$140	$8,893	$76	$16,353	$284	$8,798	$151
Home equity	1,204	19	485	10	1,169	36	496	19
With an allowance recorded
Residential mortgage	$14,735	$124	$11,474	$108	$14,317	$278	$11,324	$208
Home equity	936	11	1,205	13	962	22	1,230	22
Total
Residential mortgage	$31,547	$264	$20,367	$184	$30,670	$562	$20,122	$359
Home equity	2,140	30	1,690	23	2,131	58	1,726	41

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the June 30, 2013 and 2012 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during the three and six months ended June 30, 2013 and 2012, and net charge-offs that were recorded during the period in which the modification occurred. The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing.

Home Loans – TDRs Entered into During the Three Months Ended June 30, 2013 and 2012 (1)
	June 30, 2013				Three Months Ended June 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
Residential mortgage	$3,988	$3,518	5.29%	4.56%	$11
Home equity	268	169	6.23	5.20	50
Total	$4,256	$3,687	5.35	4.60	$61

	June 30, 2012				Three Months Ended June 30, 2012
Residential mortgage	$1,762	$1,420	5.70%	4.79%	$76
Home equity	139	82	4.33	3.57	29
Total	$1,901	$1,502	5.60	4.71	$105

Home Loans – TDRs Entered into During the Six Months Ended June 30, 2013 and 2012 (1)
	June 30, 2013				Six Months Ended June 30, 2013
Residential mortgage	$8,843	$7,798	5.38%	4.55%	$50
Home equity	519	306	5.83	4.59	114
Total	$9,362	$8,104	5.41	4.55	$164

	June 30, 2012				Six Months Ended June 30, 2012
Residential mortgage	$3,343	$2,776	5.66%	4.70%	$146
Home equity	333	169	4.85	3.60	93
Total	$3,676	$2,945	5.59	4.61	$239

(1)
TDRs entered into during the three and six months ended June 30, 2013 include residential mortgage modifications with principal forgiveness of $125 million and $344 million. TDRs entered into during both the three and six months ended June 30, 2012 include residential mortgage modifications with principal forgiveness of $189 million.

The following tables present the June 30, 2013 and 2012 carrying value for home loans that were modified in a TDR during the three and six months ended June 30, 2013 and 2012 by type of modification.

Home Loans – Modification Programs
	TDRs Entered into During the Three Months Ended June 30, 2013
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$187	$14	$201
Principal and/or interest forbearance	2	6	8
Other modifications (1)	9	—	9
Total modifications under government programs	198	20	218
Modifications under proprietary programs
Contractual interest rate reduction	896	4	900
Capitalization of past due amounts	26	—	26
Principal and/or interest forbearance	100	3	103
Other modifications (1)	104	—	104
Total modifications under proprietary programs	1,126	7	1,133
Trial modifications	1,811	36	1,847
Loans discharged in Chapter 7 bankruptcy (2)	383	106	489
Total modifications	$3,518	$169	$3,687

	TDRs Entered into During the Three Months Ended June 30, 2012
Modifications under government programs
Contractual interest rate reduction	$15	$19	$34
Principal and/or interest forbearance	1	7	8
Other modifications (1)	2	—	2
Total modifications under government programs	18	26	44
Modifications under proprietary programs
Contractual interest rate reduction	500	3	503
Capitalization of past due amounts	22	—	22
Principal and/or interest forbearance	103	2	105
Other modifications (1)	28	6	34
Total modifications under proprietary programs	653	11	664
Trial modifications	749	45	794
Total modifications	$1,420	$82	$1,502

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)
Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs in accordance with regulatory guidance issued in the third quarter of 2012. For the three months ended June 30, 2013, home loans of $262 million, or 54 percent of loans discharged in Chapter 7 bankruptcy were current or less than 60 days past due.

Home Loans – Modification Programs
	TDRs Entered into During the Six Months Ended June 30, 2013
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$779	$25	$804
Principal and/or interest forbearance	16	13	29
Other modifications (1)	47	—	47
Total modifications under government programs	842	38	880
Modifications under proprietary programs
Contractual interest rate reduction	2,299	31	2,330
Capitalization of past due amounts	57	—	57
Principal and/or interest forbearance	264	8	272
Other modifications (1)	127	6	133
Total modifications under proprietary programs	2,747	45	2,792
Trial modifications	3,301	49	3,350
Loans discharged in Chapter 7 bankruptcy (2)	908	174	1,082
Total modifications	$7,798	$306	$8,104

	TDRs Entered into During the Six Months Ended June 30, 2012
Modifications under government programs
Contractual interest rate reduction	$82	$52	$134
Principal and/or interest forbearance	13	17	30
Other modifications (1)	19	1	20
Total modifications under government programs	114	70	184
Modifications under proprietary programs
Contractual interest rate reduction	929	12	941
Capitalization of past due amounts	40	—	40
Principal and/or interest forbearance	202	6	208
Other modifications (1)	77	9	86
Total modifications under proprietary programs	1,248	27	1,275
Trial modifications	1,414	72	1,486
Total modifications	$2,776	$169	$2,945

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)
Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs in accordance with regulatory guidance issued in the third quarter of 2012. For the six months ended June 30, 2013, home loans of $569 million, or 53 percent of loans discharged in Chapter 7 bankruptcy were current or less than 60 days past due.

The table below presents the carrying value of loans that entered into payment default during the three and six months ended June 30, 2013 and 2012 and that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended June 30, 2013
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs	$68	$—	$68
Modifications under proprietary programs	264	1	265
Loans discharged in Chapter 7 bankruptcy (1)	163	5	168
Trial modifications	1,385	1	1,386
Total modifications	$1,880	$7	$1,887

	Three Months Ended June 30, 2012
Modifications under government programs	$68	$2	$70
Modifications under proprietary programs	243	5	248
Trial modifications	181	6	187
Total modifications	$492	$13	$505

	Six Months Ended June 30, 2013
Modifications under government programs	$158	$2	$160
Modifications under proprietary programs	546	4	550
Loans discharged in Chapter 7 bankruptcy (1)	604	24	628
Trial modifications	1,937	5	1,942
Total modifications	$3,245	$35	$3,280

	Six Months Ended June 30, 2012
Modifications under government programs	$143	$4	$147
Modifications under proprietary programs	620	9	629
Trial modifications	291	9	300
Total modifications	$1,054	$22	$1,076

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs in accordance with regulatory guidance issued in the third quarter of 2012.

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

The allowance for impaired credit card and substantially all other consumer loans is based on the present value of projected cash flows, which incorporates the Corporation's historical payment default and loss experience on modified loans, discounted using the portfolio's average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, delinquency status, economic trends and credit scores.

The table below provides information on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment at June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs
			June 30, 2013			December 31, 2012
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With an allowance recorded
U.S. credit card			$2,010	$2,021	$446	$2,856	$2,871	$719
Non-U.S. credit card			254	259	170	311	316	198
Direct/Indirect consumer			435	436	134	633	636	210
Other consumer			28	28	11	30	30	12
Without an allowance recorded
Direct/Indirect consumer			88	42	—	105	58	—
Other consumer			35	35	—	35	35	—
Total
U.S. credit card			$2,010	$2,021	$446	$2,856	$2,871	$719
Non-U.S. credit card			254	259	170	311	316	198
Direct/Indirect consumer			523	478	134	738	694	210
Other consumer			63	63	11	65	65	12

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$2,287	$36	$4,400	$69	$2,505	$78	$4,710	$146
Non-U.S. credit card	273	2	508	3	284	4	540	5
Direct/Indirect consumer	493	7	1,000	13	545	15	1,073	29
Other consumer	28	—	32	—	29	1	32	1
Without an allowance recorded
Direct/Indirect consumer	44	—	—	—	48	—	—	—
Other consumer	35	1	40	1	35	1	40	1
Total
U.S. credit card	$2,287	$36	$4,400	$69	$2,505	$78	$4,710	$146
Non-U.S. credit card	273	2	508	3	284	4	540	5
Direct/Indirect consumer	537	7	1,000	13	593	15	1,073	29
Other consumer	63	1	72	1	64	2	72	2

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at June 30, 2013 and December 31, 2012.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
U.S. credit card	$1,243	$1,887	$756	$953	$22	$31	$2,021	$2,871	83.04%	81.48%
Non-U.S. credit card	83	99	31	38	145	179	259	316	46.65	43.71
Direct/Indirect consumer	269	405	159	225	50	64	478	694	84.41	83.11
Other consumer	63	65	—	—	—	—	63	65	73.03	72.73
Total renegotiated TDRs	$1,658	$2,456	$946	$1,216	$217	$274	$2,821	$3,946	79.71	78.58

At June 30, 2013 and December 31, 2012, the Corporation had a renegotiated TDR portfolio of $2.8 billion and $3.9 billion of which $2.2 billion was current or less than 30 days past due under the modified terms at June 30, 2013.

The table below provides information on the Corporation's renegotiated TDR portfolio including the unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and six months ended June 30, 2013 and 2012, and net charge-offs that were recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months June 30, 2013 and 2012
	June 30, 2013				Three Months Ended June 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$75	$76	16.86%	6.07%	$2
Non-U.S. credit card	68	71	26.17	0.67	3
Direct/Indirect consumer	17	12	8.92	5.18	—
Other consumer	2	2	9.53	4.51	—
Total	$162	$161	20.26	3.61	$5

	June 30, 2012				Three Months Ended June 30, 2012
U.S. credit card	$123	$127	17.61%	6.30%	$1
Non-U.S. credit card	92	97	26.27	0.78	4
Direct/Indirect consumer	18	18	15.24	3.96	—
Other consumer	3	3	10.11	6.84	—
Total	$236	$245	20.77	3.95	$5

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Six Months Ended June 30, 2013 and 2012
	June 30, 2013				Six Months Ended June 30, 2013
U.S. credit card	$151	$153	16.91%	6.13%	$7
Non-U.S. credit card	123	129	26.16	0.71	25
Direct/Indirect consumer	31	22	9.54	5.25	—
Other consumer	3	3	9.48	5.26	—
Total	$308	$307	20.11	3.73	$32

	June 30, 2012				Six Months Ended June 30, 2012
U.S. credit card	$264	$268	17.94%	6.34%	$8
Non-U.S. credit card	172	181	26.17	0.88	39
Direct/Indirect consumer	41	41	15.37	4.17	1
Other consumer	6	6	10.05	6.77	—
Total	$483	$496	20.61	4.24	$48

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and six months ended June 30, 2013 and 2012.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended June 30, 2013
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$39	$37	$—	$76
Non-U.S. credit card	38	33	—	71
Direct/Indirect consumer	3	3	6	12
Other consumer	2	—	—	2
Total renegotiated TDRs	$82	$73	$6	$161

	Three Months Ended June 30, 2012
U.S. credit card	$57	$70	$—	$127
Non-U.S. credit card	51	46	—	97
Direct/Indirect consumer	9	9	—	18
Other consumer	3	—	—	3
Total renegotiated TDRs	$120	$125	$—	$245

	Six Months Ended June 30, 2013
U.S. credit card	$80	$73	$—	$153
Non-U.S. credit card	69	60	—	129
Direct/Indirect consumer	7	5	10	22
Other consumer	3	—	—	3
Total renegotiated TDRs	$159	$138	$10	$307

	Six Months Ended June 30, 2012
U.S. credit card	$127	$141	$—	$268
Non-U.S. credit card	95	86	—	181
Direct/Indirect consumer	21	20	—	41
Other consumer	6	—	—	6
Total renegotiated TDRs	$249	$247	$—	$496

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 25 percent of new U.S. credit card TDRs, 67 percent of new non-U.S. credit card TDRs and 21 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three and six months ended June 30, 2013 that had been modified in a TDR during the preceding 12 months were $14 million and $38 million for U.S. credit card, $59 million and $121 million for non-U.S. credit card and $1 million and $3 million for direct/indirect consumer. During the three and six months ended June 30, 2012, loans that entered into payment default that had been modified in a TDR during the preceding 12 months were $51 million and $133 million for U.S. credit card, $77 million and $159 million for non-U.S. credit card and $8 million and $24 million for direct/indirect consumer.

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

At the time of restructuring, the loans are remeasured to reflect the impact, if any, on projected cash flows resulting from the modified terms. If there was no forgiveness of principal and the interest rate was not decreased, the modification may have little or no impact on the allowance established for the loan. If a portion of the loan is deemed to be uncollectible, a charge-off may be recorded at the time of restructuring. Alternatively, a charge-off may have already been recorded in a previous period such that no charge-off is required at the time of modification. For more information on modifications for the U.S. small business commercial portfolio, see Credit Card and Other Consumer in this Note.

At June 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $129 million and $250 million at June 30, 2013 and December 31, 2012.

The table below presents impaired loans in the Corporation's Commercial loan portfolio segment at June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial
			June 30, 2013			December 31, 2012
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$1,007	$954	n/a	$1,220	$1,109	n/a
Commercial real estate			599	546	n/a	1,003	902	n/a
Non-U.S. commercial			90	90	n/a	240	120	n/a
With an allowance recorded
U.S. commercial			$1,426	$1,057	$152	$1,782	$1,138	$159
Commercial real estate			1,079	660	82	2,287	1,262	201
Non-U.S. commercial			296	72	36	280	33	18
U.S. small business commercial (1)			253	243	58	361	317	97
Total
U.S. commercial			$2,433	$2,011	$152	$3,002	$2,247	$159
Commercial real estate			1,678	1,206	82	3,290	2,164	201
Non-U.S. commercial			386	162	36	520	153	18
U.S. small business commercial (1)			253	243	58	361	317	97

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$979	$6	$1,086	$9	$1,018	$12	$1,061	$17
Commercial real estate	653	3	1,691	4	742	7	1,832	8
Non-U.S. commercial	113	1	137	—	121	3	125	—
With an allowance recorded
U.S. commercial	$1,110	$7	$1,805	$7	$1,113	$15	$1,854	$18
Commercial real estate	842	4	1,789	4	989	9	2,027	10
Non-U.S. commercial	70	1	54	1	47	2	58	1
U.S. small business commercial (1)	253	2	437	3	270	4	455	7
Total
U.S. commercial	$2,089	$13	$2,891	$16	$2,131	$27	$2,915	$35
Commercial real estate	1,495	7	3,480	8	1,731	16	3,859	18
Non-U.S. commercial	183	2	191	1	168	5	183	1
U.S. small business commercial (1)	253	2	437	3	270	4	455	7

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the June 30, 2013 and 2012 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and six months ended June 30, 2013 and 2012, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and, beginning in the first quarter of 2013, also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended June 30, 2013 and 2012
	June 30, 2013		Three Months Ended June 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$487	$460	$5
Commercial real estate	210	193	1
Non-U.S. commercial	74	73	—
U.S. small business commercial (1)	3	3	—
Total	$774	$729	$6

	June 30, 2012		Three Months Ended June 30, 2012
U.S. commercial	$220	$162	$13
Commercial real estate	226	210	—
Non-U.S. commercial	66	66	—
U.S. small business commercial (1)	7	8	—
Total	$519	$446	$13

Commercial – TDRs Entered into During the Six Months Ended June 30, 2013 and 2012
	June 30, 2013		Six Months Ended June 30, 2013
U.S. commercial	$840	$813	$2
Commercial real estate	438	381	3
Non-U.S. commercial	74	73	—
U.S. small business commercial (1)	5	6	1
Total	$1,357	$1,273	$6

	June 30, 2012		Six Months Ended June 30, 2012
U.S. commercial	$558	$496	$15
Commercial real estate	486	401	4
Non-U.S. commercial	66	66	—
U.S. small business commercial (1)	16	17	1
Total	$1,126	$980	$20

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan losses. TDRs that were in payment default at June 30, 2013 and 2012 had a carrying value of $104 million and $170 million for U.S. commercial, $288 million and $335 million for commercial real estate and $1 million and $12 million for U.S. small business commercial.

Purchased Credit-impaired Loans

PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. The table below provides details on PCI loans acquired during the six months ended June 30, 2013.

Purchased Loans at Acquisition Date
(Dollars in millions)
Contractually required payments including interest	$8,274
Less: Nonaccretable difference	2,159
Cash flows expected to be collected (1)	6,115
Less: Accretable yield	1,125
Fair value of loans acquired	$4,990

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

The table below shows activity for the accretable yield on PCI loans, which primarily includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the FNMA Settlement. For more information on the FNMA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayments speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during the three and six months ended June 30, 2013 were due to increases in expected cash flows driven by improved home prices and lower expected defaults, along with a decrease in prepayment speeds as a result of rising interest rates. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Accretable yield, beginning of period	$6,029	$4,644
Accretion	(300)	(598)
Loans purchased	—	1,125
Disposals/transfers	(35)	(138)
Reclassifications from nonaccretable difference	1,081	1,742
Accretable yield, June 30, 2013	$6,775	$6,775

See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K for further information on PCI loans and Note 6 – Allowance for Credit Losses herein for the carrying value and valuation allowance for PCI loans.

Loans Held-for-sale

The Corporation had LHFS of $14.5 billion and $19.4 billion at June 30, 2013 and December 31, 2012. Proceeds, including cash and securities, from sales, securitizations and paydowns of LHFS were $46.4 billion and $24.6 billion for the six months ended June 30, 2013 and 2012. Amounts used for originations and purchases of LHFS were $40.1 billion and $22.9 billion for the six months ended June 30, 2013 and 2012.

NOTE 6 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, April 1	$13,438	$5,874	$3,129	$22,441
Loans and leases charged off	(936)	(1,489)	(325)	(2,750)
Recoveries of loans and leases previously charged off	179	331	129	639
Net charge-offs	(757)	(1,158)	(196)	(2,111)
Write-offs of PCI loans	(313)	—	—	(313)
Provision for loan and lease losses	27	957	236	1,220
Other (1)	1	(2)	(1)	(2)
Allowance for loan and lease losses, June 30	12,396	5,671	3,168	21,235
Reserve for unfunded lending commitments, April 1	—	—	486	486
Provision for unfunded lending commitments	—	—	(9)	(9)
Other (2)	—	—	(3)	(3)
Reserve for unfunded lending commitments, June 30	—	—	474	474
Allowance for credit losses, June 30	$12,396	$5,671	$3,642	$21,709

	Three Months Ended June 30, 2012
Allowance for loan and lease losses, April 1	$20,973	$7,664	$3,574	$32,211
Loans and leases charged off	(1,769)	(2,020)	(622)	(4,411)
Recoveries of loans and leases previously charged off	127	411	247	785
Net charge-offs	(1,642)	(1,609)	(375)	(3,626)
Provision for loan and lease losses	679	1,054	107	1,840
Other (1)	(46)	(85)	(6)	(137)
Allowance for loan and lease losses, June 30	19,964	7,024	3,300	30,288
Reserve for unfunded lending commitments, April 1	—	—	651	651
Provision for unfunded lending commitments	—	—	(67)	(67)
Other (2)	—	—	(10)	(10)
Reserve for unfunded lending commitments, June 30	—	—	574	574
Allowance for credit losses, June 30	$19,964	$7,024	$3,874	$30,862

	Six Months Ended June 30, 2013
Allowance for loan and lease losses, January 1	$14,933	$6,140	$3,106	$24,179
Loans and leases charged off	(2,129)	(3,042)	(641)	(5,812)
Recoveries of loans and leases previously charged off	305	649	230	1,184
Net charge-offs	(1,824)	(2,393)	(411)	(4,628)
Write-offs of PCI loans	(1,152)	—	—	(1,152)
Provision for loan and lease losses	511	1,964	476	2,951
Other (1)	(72)	(40)	(3)	(115)
Allowance for loan and lease losses, June 30	12,396	5,671	3,168	21,235
Reserve for unfunded lending commitments, January 1	—	—	513	513
Provision for unfunded lending commitments	—	—	(27)	(27)
Other (2)	—	—	(12)	(12)
Reserve for unfunded lending commitments, June 30	—	—	474	474
Allowance for credit losses, June 30	$12,396	$5,671	$3,642	$21,709

	Six Months Ended June 30, 2012
Allowance for loan and lease losses, January 1	$21,079	$8,569	$4,135	$33,783
Loans and leases charged off	(3,776)	(4,262)	(1,153)	(9,191)
Recoveries of loans and leases previously charged off	263	837	409	1,509
Net charge-offs	(3,513)	(3,425)	(744)	(7,682)
Provision for loan and lease losses	2,444	1,933	(80)	4,297
Other (1)	(46)	(53)	(11)	(110)
Allowance for loan and lease losses, June 30	19,964	7,024	3,300	30,288
Reserve for unfunded lending commitments, January 1	—	—	714	714
Provision for unfunded lending commitments	—	—	(106)	(106)
Other (2)	—	—	(34)	(34)
Reserve for unfunded lending commitments, June 30	—	—	574	574
Allowance for credit losses, June 30	$19,964	$7,024	$3,874	$30,862

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

(2)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment.

During the three and six months ended June 30, 2013, for the PCI loan portfolios, the Corporation recorded a benefit of $252 million and $459 million in the provision for credit losses with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. This compared to $6 million and $493 million in provision for credit losses for the same periods in 2012. Write-offs in the PCI loan portfolios totaled $313 million and $1.2 billion with a corresponding decrease in the PCI valuation allowance during the three and six months ended June 30, 2013; there were no write-offs in the PCI loan portfolios in the prior-year periods. Write-offs during the six months ended June 30, 2013 included certain home equity PCI loans that were ineligible for the National Mortgage Settlement, but had similar characteristics as the eligible loans and the expectation of future cash proceeds was considered remote. The valuation allowance associated with the PCI loan portfolios was $3.9 billion and $5.5 billion at June 30, 2013 and December 31, 2012.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at June 30, 2013 and December 31, 2012.

Allowance and Carrying Value by Portfolio Segment
	June 30, 2013
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,719	$761	$328	$2,808
Carrying value (3)	33,793	2,821	3,622	40,236
Allowance as a percentage of carrying value	5.09%	26.98%	9.06%	6.98%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$6,752	$4,910	$2,840	$14,502
Carrying value (3, 4)	291,522	183,203	368,493	843,218
Allowance as a percentage of carrying value (4)	2.32%	2.68%	0.77%	1.72%
Purchased credit-impaired loans
Valuation allowance	$3,925	n/a	n/a	$3,925
Carrying value gross of valuation allowance	28,655	n/a	n/a	28,655
Valuation allowance as a percentage of carrying value	13.70%	n/a	n/a	13.70%
Total
Allowance for loan and lease losses	$12,396	$5,671	$3,168	$21,235
Carrying value (3, 4)	353,970	186,024	372,115	912,109
Allowance as a percentage of carrying value (4)	3.50%	3.05%	0.85%	2.33%

	December 31, 2012
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,700	$1,139	$475	$3,314
Carrying value (3)	30,250	3,946	4,881	39,077
Allowance as a percentage of carrying value	5.62%	28.86%	9.73%	8.48%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$7,697	$5,001	$2,631	$15,329
Carrying value (3, 4)	304,701	187,419	341,502	833,622
Allowance as a percentage of carrying value (4)	2.53%	2.67%	0.77%	1.84%
Purchased credit-impaired loans
Valuation allowance	$5,536	n/a	n/a	$5,536
Carrying value gross of valuation allowance	26,118	n/a	n/a	26,118
Valuation allowance as a percentage of carrying value	21.20%	n/a	n/a	21.20%
Total
Allowance for loan and lease losses	$14,933	$6,140	$3,106	$24,179
Carrying value (3, 4)	361,069	191,365	346,383	898,817
Allowance as a percentage of carrying value (4)	4.14%	3.21%	0.90%	2.69%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Commercial impaired allowance for loan and lease losses includes $58 million and $97 million related to U.S. small business commercial at June 30, 2013 and December 31, 2012.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $9.5 billion and $9.0 billion at June 30, 2013 and December 31, 2012.
n/a = not applicable

NOTE 7 – Securitizations and Other Variable Interest Entities

The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers' financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation's utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2013 and December 31, 2012, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at June 30, 2013 and December 31, 2012 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

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

Except as described below and in Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2013 or the year ended December 31, 2012 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2013 and 2012.

First-lien Mortgage Securitizations
	Three Months Ended June 30
	Residential Mortgage - Agency		Commercial Mortgage
(Dollars in millions)	2013	2012	2013	2012
Cash proceeds from new securitizations (1)	$15,363	$8,889	$208	$—
Gain (loss) on securitizations (2)	27	(45)	—	—

	Six Months Ended June 30
	2013	2012	2013	2012
Cash proceeds from new securitizations (1)	$27,376	$15,227	$208	$325
Gain (loss) on securitizations (2)	56	(62)	—	—

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. The Corporation recognized $661 million and $1.3 billion of gains, net of hedges, on loans securitized during the three and six months ended June 30, 2013 compared to $395 million and $714 million for the same periods in 2012.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $1.5 billion and $2.5 billion in connection with first-lien mortgage securitizations for the three and six months ended June 30, 2013 compared to $1.1 billion and $2.2 billion for the same periods in 2012. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During three and six months ended June 30, 2013 and 2012, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $768 million and $1.7 billion during the three and six months ended June 30, 2013 compared to $1.2 billion and $2.5 billion for the same periods in 2012. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $19.9 billion and $23.2 billion at June 30, 2013 and December 31, 2012. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and six months ended June 30, 2013, $3.1 billion and $6.2 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications compared to $2.5 billion and $2.7 billion for the same periods in 2012. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 19 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2013 and December 31, 2012.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Unconsolidated VIEs
Maximum loss exposure (1)	$24,560	$28,591	$1,774	$2,038	$416	$410	$460	$367	$814	$702
On-balance sheet assets
Senior securities held (2):
Trading account assets	$1,368	$619	$—	$16	$14	$14	$2	$—	$5	$12
Debt securities carried at fair value	22,598	26,421	1,190	1,388	223	210	128	128	565	581
Subordinate securities held (2):
Trading account assets	—	—	—	—	12	3	—	—	17	13
Debt securities carried at fair value	—	—	20	21	8	9	—	—	—	—
Residual interests held	—	—	14	18	—	9	—	—	191	40
All other assets (3)	594	1,551	80	64	1	1	330	239	—	—
Total retained positions	$24,560	$28,591	$1,304	$1,507	$258	$246	$460	$367	$778	$646
Principal balance outstanding (4)	$540,197	$797,315	$38,685	$45,819	$47,884	$53,822	$62,326	$71,990	$31,600	$56,733

Consolidated VIEs
Maximum loss exposure (1)	$43,562	$46,959	$102	$104	$371	$390	$—	$—	$—	$—
On-balance sheet assets
Loans and leases	$42,673	$45,991	$258	$283	$794	$722	$—	$—	$—	$—
Allowance for loan and lease losses	(3)	(4)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	752	914	—	—	—	—
All other assets	892	972	2	10	14	91	—	—	—	—
Total assets	$43,562	$46,959	$260	$293	$1,560	$1,727	$—	$—	$—	$—
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$758	$741	$—	$—	$—	$—
Long-term debt	—	—	181	212	798	941	—	—	—	—
Total liabilities	$—	$—	$181	$212	$1,556	$1,682	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 19 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2013 and 2012, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $4.2 billion and $12.1 billion, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $4.2 billion and $12.1 billion, representing the principal amount that would be payable to the securitization vehicles if the Corporation were to exercise the repurchase option, at June 30, 2013 and December 31, 2012.

(4)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 8 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and six months ended June 30, 2013 and 2012, and all of the home equity trusts have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at June 30, 2013 and December 31, 2012.

Home Equity Loan VIEs
	June 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$1,371	$6,716	$8,087	$2,004	$6,707	$8,711
On-balance sheet assets
Trading account assets	$—	$6	$6	$—	$8	$8
Debt securities carried at fair value	—	18	18	—	14	14
Loans and leases	1,481	—	1,481	2,197	—	2,197
Allowance for loan and lease losses	(110)	—	(110)	(193)	—	(193)
Total	$1,371	$24	$1,395	$2,004	$22	$2,026
On-balance sheet liabilities
Long-term debt	$1,572	$—	$1,572	$2,331	$—	$2,331
All other liabilities	87	—	87	92	—	92
Total	$1,659	$—	$1,659	$2,423	$—	$2,423
Principal balance outstanding	$1,481	$10,036	$11,517	$2,197	$12,644	$14,841

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

Included in the table above are consolidated and unconsolidated home equity loan securitizations, all of which have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. For additional information, see Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. At June 30, 2013 and December 31, 2012, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $8.3 billion and $9.0 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $87 million and $196 million at June 30, 2013 and December 31, 2012, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At June 30, 2013 and December 31, 2012, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $17 million and $51 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $13 million and $26 million of servicing fee income related to home equity loan securitizations during the three and six months ended June 30, 2013 compared to $14 million and $31 million for the same periods in 2012. The Corporation repurchased $77 million and $116 million of loans from home equity securitization trusts in order to perform modifications during the three and six months ended June 30, 2013 compared to none for the same periods in 2012.

During the six months ended June 30, 2013, the Corporation transferred servicing for consolidated home equity securitization trusts with total assets of $475 million and total liabilities of $616 million to a third party. As the Corporation no longer services the underlying loans, these trusts were deconsolidated, resulting in a gain of $141 million that was recorded in other income (loss) in the Consolidated Statement of Income.

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

The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at June 30, 2013 and December 31, 2012.

Credit Card VIEs
(Dollars in millions)	June 30 2013	December 31 2012
Consolidated VIEs
Maximum loss exposure	$42,551	$42,487
On-balance sheet assets
Derivative assets	$173	$323
Loans and leases (1)	61,562	66,427
Allowance for loan and lease losses	(3,039)	(3,445)
All other assets (2)	1,177	1,567
Total	$59,873	$64,872
On-balance sheet liabilities
Long-term debt	$17,214	$22,291
All other liabilities	108	94
Total	$17,322	$22,385

(1)	At June 30, 2013 and December 31, 2012, loans and leases included $34.5 billion and $33.5 billion of seller's interest and $42 million and $124 million of discount receivables.

(2)	At June 30, 2013 and December 31, 2012, all other assets included restricted cash and short-term investment accounts and unbilled accrued interest and fees.

The Corporation holds subordinate securities with a notional principal amount of $9.3 billion and $10.1 billion at June 30, 2013 and December 31, 2012, and a stated interest rate of zero percent issued by certain credit card securitization trusts. In addition, during 2010 and 2009, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as "discount receivables" such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller's interest to the investors' interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts at that time.

During 2012, the Corporation transferred $553 million of credit card receivables to a third-party sponsored securitization vehicle. The Corporation no longer services the credit card receivables and does not consolidate the vehicle. At June 30, 2013 and December 31, 2012, the Corporation held a senior interest of $286 million and $309 million in these receivables, classified in loans and leases, that is not included in the table above.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at June 30, 2013 and December 31, 2012.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Unconsolidated VIEs
Maximum loss exposure	$16,581	$20,715	$3,133	$3,341	$85	$122
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,500	$1,281	$82	$12	$—	$37
Debt securities carried at fair value	15,008	19,343	540	540	75	74
Subordinate securities held (1, 2):
Debt securities carried at fair value	67	75	—	—	—	—
Residual interests held (3)	6	16	—	—	—	—
All other assets	—	—	—	—	10	11
Total retained positions	$16,581	$20,715	$622	$552	$85	$122
Total assets of VIEs (4)	$42,935	$42,818	$4,779	$4,980	$1,476	$1,890

Consolidated VIEs
Maximum loss exposure	$371	$126	$1,934	$2,505	$382	$1,255
On-balance sheet assets
Trading account assets	$616	$220	$1,934	$2,505	$—	$—
Loans and leases	—	—	—	—	1,153	2,523
Allowance for loan and lease losses	—	—	—	—	(1)	(2)
All other assets	—	—	—	—	107	250
Total assets	$616	$220	$1,934	$2,505	$1,259	$2,771
On-balance sheet liabilities
Short-term borrowings	$—	$—	$582	$2,859	$—	$—
Long-term debt	245	94	—	—	876	1,513
All other liabilities	—	—	—	—	84	82
Total liabilities	$245	$94	$582	$2,859	$960	$1,595

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2013 and 2012, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $4.7 billion and $11.5 billion of securities during the three and six months ended June 30, 2013 compared to $14.3 billion and $24.3 billion for the same periods in 2012. All of the securities transferred into resecuritization vehicles during the three and six months ended June 30, 2013 and 2012 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.5 billion and $2.8 billion at June 30, 2013 and December 31, 2012. The weighted-average remaining life of bonds held in the trusts at June 30, 2013 was 8.6 years. There were no material write-downs or downgrades of assets or issuers during the three and six months ended June 30, 2013 and 2012.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At June 30, 2013 and December 31, 2012, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $2.7 billion and $4.7 billion, including trusts collateralized by automobile loans of $1.6 billion and $3.5 billion, student loans of $805 million and $897 million, and other loans of $269 million and $290 million.

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

The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at June 30, 2013 and December 31, 2012.

CDO Vehicle VIEs
	June 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$1,304	$1,199	$2,503	$2,201	$1,376	$3,577
On-balance sheet assets
Trading account assets	$1,310	$289	$1,599	$2,191	$258	$2,449
Derivative assets	—	190	190	10	301	311
All other assets	—	68	68	—	76	76
Total	$1,310	$547	$1,857	$2,201	$635	$2,836
On-balance sheet liabilities
Long-term debt	$1,548	$—	$1,548	$2,806	$2	$2,808
All other liabilities	—	7	7	—	9	9
Total	$1,548	$7	$1,555	$2,806	$11	$2,817
Total assets of VIEs	$1,310	$24,926	$26,236	$2,201	$26,985	$29,186

The Corporation's maximum loss exposure of $2.5 billion at June 30, 2013 included $1.3 billion of exposure to CDO financing facilities, $142 million of super senior CDO exposure and $1.1 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets. The CDO financing facilities' long-term debt at June 30, 2013 totaled $1.5 billion, all of which has recourse to the general credit of the Corporation. For unconsolidated CDO vehicles in the table above, the Corporation's maximum loss exposure is significantly less than the total assets of the VIEs because the Corporation typically has exposure to only a portion of the total assets.

At June 30, 2013, the Corporation had $1.5 billion of aggregate liquidity exposure to CDOs. This amount includes $91 million of commitments to CDOs to provide funding for super senior exposures and $1.4 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation's behalf. See Note 11 – Commitments and Contingencies for additional information. The Corporation's liquidity exposure to CDOs at June 30, 2013 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked, equity-linked and commodity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, commodity price or financial instrument. The Corporation may transfer assets to and invest in securities issued by these vehicles. The Corporation typically enters into credit, equity, interest rate, commodity or foreign currency derivatives to synthetically create or alter the investment profile of the issued securities. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $725 million and $742 million at June 30, 2013 and December 31, 2012.

The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at June 30, 2013 and December 31, 2012.

Customer Vehicle VIEs
	June 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$3,568	$1,165	$4,733	$2,994	$1,401	$4,395
On-balance sheet assets
Trading account assets	$2,546	$50	$2,596	$2,882	$98	$2,980
Derivative assets	—	286	286	—	516	516
Loans and leases	831	—	831	523	—	523
Loans held-for-sale	1,047	—	1,047	950	—	950
All other assets	745	—	745	763	—	763
Total	$5,169	$336	$5,505	$5,118	$614	$5,732
On-balance sheet liabilities
Short-term borrowings	$81	$—	$81	$131	$—	$131
Long-term debt	2,641	—	2,641	3,179	—	3,179
All other liabilities	56	403	459	29	389	418
Total	$2,778	$403	$3,181	$3,339	$389	$3,728
Total assets of VIEs	$5,169	$3,857	$9,026	$5,118	$4,055	$9,173
The Corporation's maximum loss exposure from customer vehicles includes the notional amount of credit or equity derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Other Variable Interest Entities

Other consolidated VIEs primarily include leveraged lease trusts and investment vehicles. Other unconsolidated VIEs primarily include real estate vehicles and investment vehicles.

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2013 and December 31, 2012.

Other VIEs
	June 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$5,321	$6,567	$11,888	$5,608	$6,492	$12,100
On-balance sheet assets
Trading account assets	$101	$—	$101	$108	$—	$108
Derivative assets	—	406	406	—	460	460
Debt securities carried at fair value	—	—	—	—	39	39
Loans and leases	4,293	53	4,346	4,561	67	4,628
Allowance for loan and lease losses	(4)	—	(4)	(14)	—	(14)
Loans held-for-sale	77	81	158	105	157	262
All other assets	990	6,027	7,017	1,001	5,768	6,769
Total	$5,457	$6,567	$12,024	$5,761	$6,491	$12,252
On-balance sheet liabilities
Long-term debt	$871	$—	$871	$889	$—	$889
All other liabilities	55	2,035	2,090	63	1,692	1,755
Total	$926	$2,035	$2,961	$952	$1,692	$2,644
Total assets of VIEs	$5,457	$8,481	$13,938	$5,761	$8,660	$14,421

Investment Vehicles

The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2013 and December 31, 2012, the Corporation's consolidated investment vehicles had total assets of $1.2 billion and $1.3 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $2.6 billion and $3.0 billion at June 30, 2013 and December 31, 2012. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $1.8 billion and $2.1 billion at June 30, 2013 and December 31, 2012 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $4.2 billion and $4.4 billion at June 30, 2013 and December 31, 2012. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.7 billion and $5.4 billion at June 30, 2013 and December 31, 2012, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2013 and December 31, 2012, the Corporation's maximum loss exposure under these financing arrangements was $1.5 billion and $2.5 billion, substantially all of which was classified in loans and leases. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

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

The Corporation's credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened financial condition, and the Corporation's ability to recover on valid claims is therefore impacted, or eliminated accordingly. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. At June 30, 2013, approximately 17 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 26 percent at December 31, 2012. During the three and six months ended June 30, 2013, the Corporation continued to recover repurchase losses from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties.

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

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010, including the settlement with Bank of New York Mellon (the BNY Mellon Settlement), as trustee (Trustee) for 525 Countrywide first-lien and five second-lien non-GSE securitization trusts (the Covered Trusts), the December 31, 2010 agreements with the GSEs to resolve repurchase claims (the GSE Agreements), the settlement with Assured Guaranty Ltd. and subsidiaries in 2011 (the Assured Guaranty Settlement), and the settlement with Syncora Guarantee Inc. and Syncora Holdings, Ltd. in 2012 see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The settlement with MBIA Inc. and certain of its affiliates (MBIA) is discussed below.

MBIA Settlement

On May 7, 2013, the Corporation entered into a comprehensive settlement with MBIA which resolved all outstanding litigation between the parties, as well as other claims between the parties, including outstanding and potential claims from MBIA related to alleged representations and warranties breaches and other claims involving certain first- and second-lien RMBS trusts for which MBIA provided financial guarantee insurance, certain of which claims were the subject of litigation (MBIA Settlement). At the time of the settlement, the mortgages (first- and second-lien) in RMBS trusts covered by the MBIA Settlement had an original principal balance of $54.8 billion and an unpaid principal balance of $19.1 billion.

Under the MBIA Settlement, all pending litigation between the parties was dismissed and each party received a global release of those claims. The Corporation made a settlement payment to MBIA of $1.565 billion in cash and transferred to MBIA approximately $95 million in fair market value of notes issued by MBIA and previously held by the Corporation. The Corporation was fully reserved at March 31, 2013 for the MBIA Settlement. In addition, MBIA issued to the Corporation warrants to purchase up to approximately 4.9 percent of MBIA's currently outstanding common stock, at an exercise price of $9.59 per share, which may be exercised at any time prior to May 2018. In addition, the Corporation provided a senior secured $500 million credit facility to an affiliate of MBIA.

The parties also terminated various CDS transactions entered into between the Corporation and a MBIA-affiliate, LaCrosse Financial Products, LLC, and guaranteed by MBIA, which constituted all of the outstanding CDS protection agreements purchased by the Corporation from MBIA on commercial mortgage-backed securities (CMBS). Collectively, those CDS transactions had a notional value of $7.4 billion and a fair value of $813 million as of March 31, 2013. The parties also terminated certain other trades in order to close out positions between the parties; the termination of these trades did not have a material impact on the Corporation's financial statements.

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

Settlement with the Bank of New York Mellon, as Trustee

With regard to the BNY Mellon Settlement, the court approval hearing began on June 3, 2013 in the New York Supreme Court, New York County, and additional hearing days are currently scheduled in September 2013. Although the Corporation is not a party to the proceeding, certain of its rights and obligations under the settlement agreement are conditioned on final court approval of the settlement.

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

The table below presents unresolved repurchase claims at June 30, 2013 and December 31, 2012. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has a basis to submit claims. For additional information, see Whole Loan Sales and Private-label Securitizations Experience in this Note and Note 11 – Commitments and Contingencies herein. These repurchase claims do not include any repurchase claims related to the BNY Mellon Settlement regarding the Covered Trusts.

Unresolved Repurchase Claims by Counterparty and Product Type (1, 2)
(Dollars in millions)	June 30 2013	December 31 2012
By counterparty
GSEs	$1,120	$13,530
Monolines	1,542	2,449
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other	13,986	12,299
Total unresolved repurchase claims by counterparty	$16,648	$28,278
By product type
Prime loans	$1,421	$8,793
Alt-A	1,120	5,428
Home equity	1,598	2,394
Pay option	5,584	5,884
Subprime	5,317	3,687
Other	1,608	2,092
Total unresolved repurchase claims by product type	$16,648	$28,278

(1)
Excludes certain MI rescission notices. However, at June 30, 2013 and December 31, 2012, included $466 million and $2.3 billion of repurchase requests received from the GSEs that have resulted solely from MI rescission notices. For additional information, see Mortgage Insurance Rescission Notices in this Note.

(2)
At June 30, 2013 and December 31, 2012, unresolved repurchase claims did not include repurchase demands of $1.5 billion and $1.6 billion where the Corporation believes the claimants have not satisfied the contractual thresholds as discussed on page 205.

The notional amount of unresolved GSE repurchase claims totaled $1.1 billion at June 30, 2013 compared to $13.5 billion at December 31, 2012. As a result of the FNMA Settlement, $12.2 billion of GSE repurchase claims outstanding at December 31, 2012 were resolved in January 2013. For further discussion of the Corporation's experience with the GSEs, see Government-sponsored Enterprises Experience in this Note.

The notional amount of unresolved monoline repurchase claims totaled $1.5 billion at June 30, 2013 compared to $2.4 billion at December 31, 2012. The Corporation has had limited loan-level repurchase claims experience with the majority of the monoline insurers due to ongoing litigation. In the Corporation's experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation. As a result of the MBIA Settlement, $945 million of monoline repurchase claims outstanding at December 31, 2012 were resolved in May 2013. For further discussion of the Corporation's practices regarding litigation accruals and estimated range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note.

The notional amount of unresolved repurchase claims from private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and others totaled $14.0 billion at June 30, 2013 compared to $12.3 billion at December 31, 2012. The increase in the notional amount of unresolved repurchase claims is primarily due to continued submission of claims by private-label securitization trustees; the level of detail, support and analysis which impacts overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. The Corporation expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement. For further discussion of the Corporation's experience with whole loans and private-label securitizations, see Whole Loan Sales and Private-label Securitizations Experience in this Note.

During the three months ended June 30, 2013, the Corporation received $1.3 billion in new repurchase claims, including $529 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $666 million submitted by private-label securitization trustees, $134 million submitted by whole-loan investors and $2 million submitted by monoline insurers. During the three months ended June 30, 2013, $1.7 billion in claims were resolved, including $945 million resolved through the MBIA Settlement. Of the remaining claims that were resolved, $436 million were resolved through rescissions and $364 million were resolved through mortgage repurchases and make-whole payments, primarily with the GSEs.

During the six months ended June 30, 2013, the Corporation received $3.1 billion in new repurchase claims, including $927 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $1.9 billion submitted by private-label securitization trustees, $268 million submitted by whole-loan investors and $44 million submitted by monoline insurers. During the six months ended June 30, 2013, $14.7 billion in claims were resolved, primarily with the GSEs, including $12.2 billion in GSE claims resolved through the FNMA Settlement and $945 million resolved through the MBIA Settlement. Of the remaining claims that were resolved, $845 million were resolved through rescissions and $675 million were resolved through mortgage repurchases and make-whole payments, primarily with the GSEs.

In addition to, and not included in, the total unresolved repurchase claims of $16.6 billion at June 30, 2013, the Corporation has received repurchase demands from private-label securitization investors and a master servicer where it believes the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.5 billion and $1.6 billion at June 30, 2013 and December 31, 2012, comprised of $1.3 billion of demands received during 2012 and approximately $300 million of demands related to trusts covered by the BNY Mellon Settlement. The Corporation does not believe that the $1.5 billion of demands outstanding at June 30, 2013 represents valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although the number of such notices received has remained elevated, they have decreased over the last several quarters as the resolution of open notices exceeded new notices. At June 30, 2013, the Corporation had approximately 106,000 open MI rescission notices compared to 110,000 at December 31, 2012. Open MI rescission notices at June 30, 2013 included 45,000 pertaining principally to first-lien mortgages serviced for others, 10,000 pertaining to loans held-for-investment and 51,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 25,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to FNMA. As of June 30, 2013, 38 percent of the MI rescission notices received have been resolved.

Although the FNMA Settlement did not resolve underlying MI rescission notices, the FNMA Settlement resolved significant representations and warranties exposures, including unresolved and potential repurchase claims from FNMA resulting solely from MI rescission notices relating to loans covered by the FNMA Settlement. The Corporation's pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices was $466 million at June 30, 2013 compared to $2.3 billion at December 31, 2012. The FNMA Settlement resolved approximately $1.9 billion of such unresolved repurchase claims which were outstanding at December 31, 2012. Many of these claims represent repurchase claims on loans for which the Corporation received a MI rescission notice that is included in the 25,000 open MI rescission notices referenced in the paragraph above. In addition, the FNMA Settlement clarified the parties' obligations with respect to MI rescission notices including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. As a result, the Corporation is required to pay the amount of certain MI coverage to FNMA as a result of MI claims rescissions in advance of collection from the mortgage insurance companies and has remitted the amounts required under the agreement related to the 25,000 open MI rescissions notices. In certain cases, it may not ultimately collect all such amounts from the mortgage insurance companies.

For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Cash Settlements

The table below presents first-lien and home equity loan repurchases and indemnification payments for the three and six months ended June 30, 2013 and 2012. During the three and six months ended June 30, 2013, the Corporation paid $250 million and $758 million to resolve $284 million and $848 million of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $171 million and $298 million. During the three and six months ended June 30, 2012, the Corporation paid $591 million and $1.0 billion to resolve $723 million and $1.3 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $145 million and $409 million. The amounts shown in the table below exclude $1.6 billion and $1.7 billion in payments to settle monoline claims for the three and six months ended June 30, 2013 compared to $56 million and $131 million for the same periods in 2012. Additionally, the amounts in the table below exclude a cash payment of $3.6 billion made in January 2013 to FNMA and the repurchase for $6.6 billion of certain residential mortgage loans which the Corporation valued at less than the purchase price, both of which were part of the FNMA Settlement.

For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Loan Repurchases and Indemnification Payments
	Three Months Ended June 30
	2013			2012
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$112	$120	$41	$500	$520	$86
Indemnification payments	156	114	114	197	48	48
Total first-lien	268	234	155	697	568	134
Home equity
Repurchases	—	—	—	12	12	—
Indemnification payments	16	16	16	14	11	11
Total home equity	16	16	16	26	23	11
Total first-lien and home equity	$284	$250	$171	$723	$591	$145

	Six Months Ended June 30
	2013			2012
First-lien
Repurchases	$533	$557	$97	$750	$804	$215
Indemnification payments	291	176	176	464	172	172
Total first-lien	824	733	273	1,214	976	387
Home equity
Repurchases	—	—	—	16	16	—
Indemnification payments	24	25	25	25	22	22
Total home equity	24	25	25	41	38	22
Total first-lien and home equity	$848	$758	$298	$1,255	$1,014	$409

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

The Corporation's estimated liability at June 30, 2013 for obligations under representations and warranties given to the GSEs and the corresponding estimated range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors. See Estimated Range of Possible Loss below for a discussion of the representations and warranties liability and the corresponding estimated range of possible loss.

The Corporation's estimate of the non-GSE representations and warranties liability and the corresponding estimated range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claim activity, its experience with various counterparties and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

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

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Liability for representations and warranties and corporate guarantees, beginning of period	$14,076	$15,746	$19,021	$15,858
Additions for new sales	12	6	22	11
Net reductions	(265)	(204)	(5,470)	(603)
Provision	197	395	447	677
Liability for representations and warranties and corporate guarantees, June 30	$14,020	$15,943	$14,020	$15,943

Estimated Range of Possible Loss

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of June 30, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has little to no claim activity. The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion over accruals at June 30, 2013. The estimated range of possible loss reflects principally non-GSE exposures. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. The Corporation's estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation's assumptions in its predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with the Corporation's interpretation that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact the Corporation's provision and/or the estimated range of possible loss. Additionally, if court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased. For additional information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against the Corporation, except to the extent reflected in the estimated range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies; however, such loss could be material.

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

At June 30, 2013, for loans originated prior to 2009, the notional amount of unresolved repurchase claims submitted by the GSEs was $945 million. The Corporation has performed an initial review with respect to $724 million of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $221 million of these claims.

At June 30, 2013, for loans originated after 2008, the notional amount of unresolved repurchase claims submitted by the GSEs was $175 million. The Corporation has performed an initial review with respect to $145 million of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $30 million of these claims.

Monoline Insurers Experience

The Corporation has had limited representations and warranties repurchase claims experience with the monoline insurers due to ongoing litigation against Countrywide and/or Bank of America. During the three and six months ended June 30, 2013, there was minimal repurchase claim activity with the monolines.

The MBIA Settlement resolved outstanding and potential claims between the parties to the settlement involving 31 first- and 17 second-lien RMBS trusts for which MBIA provided financial guarantee insurance, including $945 million of monoline repurchase claims outstanding at December 31, 2012. In addition, this settlement covered loans with an unpaid principal balance of $2.6 billion for which the Corporation had received file requests but for which no repurchase claims had been received as of December 31, 2012. The first- and second-lien mortgages in the covered RMBS trusts had an original principal balance of $29.3 billion and $25.5 billion, and an unpaid principal balance of $9.8 billion and $9.3 billion at the time of the settlement.

For more information related to the monolines, see Note 11 – Commitments and Contingencies herein and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Whole Loan Sales and Private-label Securitizations Experience

The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation's denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. As of June 30, 2013, 15 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 44 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties repurchase claims, and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.

At June 30, 2013, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $13.9 billion. The Corporation has performed an initial review with respect to $13.4 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $545 million of these claims.

NOTE 9 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at June 30, 2013 and December 31, 2012. The reporting units utilized for goodwill impairment tests are the operating segments or one level below. For additional information, see Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	June 30 2013	December 31 2012
Consumer & Business Banking	$31,681	$31,681
Global Banking	22,377	22,377
Global Markets	5,181	5,181
Global Wealth & Investment Management	9,698	9,698
All Other	993	1,039
Total goodwill	$69,930	$69,976

Effective January 1, 2013, on a prospective basis, the Corporation adjusted the amount of capital being allocated to the business segments. The adjustment reflects a refinement to the prior-year methodology (economic capital) which focused solely on internal risk-based economic capital models. The refined methodology (allocated capital) now also considers the effect of regulatory capital requirements in addition to internal risk-based economic capital models. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information regarding annual goodwill impairment testing, see Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

There was no goodwill in Consumer Real Estate Services (CRES) at June 30, 2013 and December 31, 2012.

During the three months ended June 30, 2013, the consumer Dealer Financial Services business, including $1.7 billion of goodwill, was moved from Global Banking to Consumer & Business Banking in order to align this business more closely with the Corporation's consumer lending activity and better serve the needs of its customers. In 2012, the International Wealth Management businesses within GWIM, including $230 million of goodwill, were moved to All Other in connection with the Corporation's agreement in 2012 to sell these businesses in a series of transactions. Certain of the sales transactions were completed during the six months ended June 30, 2013, and the remainder of the sales transactions are expected to close over the next 12 to 18 months. Prior periods were reclassified to conform to current period presentation.

Intangible Assets

The table below presents the gross carrying amount and accumulated amortization for intangible assets at June 30, 2013 and December 31, 2012.

Intangible Assets (1)
	June 30, 2013		December 31, 2012
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,084	$4,601	$6,184	$4,494
Core deposit intangibles	3,592	2,959	3,592	2,858
Customer relationships	4,006	2,064	4,025	1,884
Affinity relationships	1,560	1,132	1,572	1,087
Other intangibles	2,045	427	2,139	505
Total intangible assets	$17,287	$11,183	$17,512	$10,828

(1)	Excludes fully amortized intangible assets.

At June 30, 2013 and December 31, 2012, none of the intangible assets were impaired. Amortization of intangibles expense was $274 million and $550 million for the three and six months ended June 30, 2013 compared to $321 million and $640 million for the same periods in 2012. The Corporation estimates aggregate amortization expense will be approximately $270 million for each of the remaining quarters of 2013, and $940 million, $840 million, $740 million, $650 million and $570 million for 2014 through 2018, respectively.

NOTE 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	Three Months Ended June 30				Six Months Ended June 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Average during period
Federal funds sold	$13	$215	0.65%	0.48%	$8	$161	0.64%	0.56%
Securities borrowed or purchased under agreements to resell	233,381	233,933	0.55	0.62	235,409	233,443	0.54	0.71
Total	$233,394	$234,148	0.55	0.62	$235,417	$233,604	0.54	0.71

Federal funds purchased	$188	$213	0.09%	0.05%	$191	$237	0.07%	0.05%
Securities loaned or sold under agreements to repurchase	270,602	279,283	0.85	1.07	285,590	267,713	0.78	1.08
Short-term borrowings	47,238	39,413	1.98	2.05	42,001	38,031	2.15	2.02
Total	$318,028	$318,909	1.02	1.19	$327,782	$305,981	0.96	1.20

Maximum month-end balance during period
Federal funds sold	$5	$500			$550	$500
Securities borrowed or purchased under agreements to resell	240,881	252,303			249,791	252,303

Federal funds purchased	$195	$206			$1,271	$331
Securities loaned or sold under agreements to repurchase	290,699	287,310			319,608	287,310
Short-term borrowings	46,470	39,019			46,470	39,254

	June 30, 2013				December 31, 2012
	Amount	Rate			Amount	Rate
Period-end balance
Federal funds sold	$—	—%			$600	0.54%
Securities borrowed or purchased under agreements to resell	224,168	0.49			219,324	0.92
Total	$224,168	0.49			$219,924	0.92

Federal funds purchased	$167	0.15%			$1,151	0.17%
Securities loaned or sold under agreements to repurchase	232,442	0.82			292,108	1.11
Short-term borrowings	46,470	1.81			30,731	3.08
Total	$279,079	0.97			$323,990	1.29

Offsetting of Securities Financing Agreements

A significant majority of repurchase and resale activities are transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

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

The table below presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2013 and December 31, 2012. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For information on the offsetting of derivatives, see Note 3 – Derivatives.

The "other" amount in the table below relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability for the same amount, representing the obligation to return those securities. The "other" amount is included on the Consolidated Balance Sheet in other assets and in accrued expenses and other liabilities.

The column titled "Financial Instruments" in the table below includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to the net balance sheet amount in the table to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is not certain is not included.

Gross assets and liabilities include activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries, and accordingly, these are reported on a gross basis.

Securities Financing Agreements
	June 30, 2013
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Asset/Liability
Securities borrowed or purchased under agreements to resell	$327,011	$(102,843)	$224,168	$(174,121)	$50,047

	December 31, 2012
Securities borrowed or purchased under agreements to resell	$366,238	$(146,914)	$219,324	$(173,593)	$45,731

	June 30, 2013
Securities loaned or sold under agreements to repurchase	$335,285	$(102,843)	$232,442	$(163,759)	$68,683
Other	12,582	—	12,582	(12,575)	7
Total	$347,867	$(102,843)	$245,024	$(176,334)	$68,690

	December 31, 2012
Securities loaned or sold under agreements to repurchase	$439,022	$(146,914)	$292,108	$(217,817)	$74,291
Other	12,306	—	12,306	(12,302)	4
Total	$451,328	$(146,914)	$304,414	$(230,119)	$74,295

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The Credit Extension Commitments table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $22.1 billion and $23.9 billion at June 30, 2013 and December 31, 2012. At June 30, 2013, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $493 million, including deferred revenue of $19 million and a reserve for unfunded lending commitments of $474 million. At December 31, 2012, the comparable amounts were $534 million, $21 million and $513 million, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $15.9 billion and $18.3 billion at June 30, 2013 and December 31, 2012 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $486 million and $528 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 17 – Fair Value Option.

Credit Extension Commitments
	June 30, 2013
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$92,984	$93,336	$132,788	$21,120	$340,228
Home equity lines of credit	3,116	15,907	23,295	16,112	58,430
Standby letters of credit and financial guarantees (1)	23,126	10,239	2,457	4,005	39,827
Letters of credit	2,304	55	2	835	3,196
Legally binding commitments	121,530	119,537	158,542	42,072	441,681
Credit card lines (2)	382,598	—	—	—	382,598
Total credit extension commitments	$504,128	$119,537	$158,542	$42,072	$824,279

	December 31, 2012
Notional amount of credit extension commitments
Loan commitments	$103,791	$83,885	$130,805	$19,942	$338,423
Home equity lines of credit	2,134	13,584	23,344	21,856	60,918
Standby letters of credit and financial guarantees (1)	24,593	11,387	3,094	4,751	43,825
Letters of credit	2,003	70	10	546	2,629
Legally binding commitments	132,521	108,926	157,253	47,095	445,795
Credit card lines (2)	397,862	—	—	—	397,862
Total credit extension commitments	$530,383	$108,926	$157,253	$47,095	$843,657

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $29.8 billion and $10.1 billion at June 30, 2013, and $31.5 billion and $11.6 billion at December 31, 2012. Amounts include consumer SBLCs of $10 million and $669 million at June 30, 2013 and December 31, 2012.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At June 30, 2013 and December 31, 2012, the Corporation had unfunded equity investment commitments of $234 million and $307 million.

At June 30, 2013 and December 31, 2012, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.0 billion and $1.3 billion, which upon settlement will be included in loans or LHFS.

At June 30, 2013 and December 31, 2012, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $94.1 billion and $67.3 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $58.9 billion and $42.3 billion. All of these commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.5 billion, $2.7 billion, $2.3 billion, $2.0 billion and $1.6 billion for the remainder of 2013 and the years through 2017, respectively, and $6.9 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2013 and December 31, 2012, the notional amount of these guarantees totaled $13.3 billion and $13.4 billion and the Corporation's maximum exposure related to these guarantees for both periods totaled $3.0 billion with estimated maturity dates between 2030 and 2040. The net fair value including the fee receivable associated with these guarantees was $45 million and $52 million at June 30, 2013 and December 31, 2012 and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to make qualified withdrawals after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the investment manager will either terminate the contract or convert the portfolio into a high-quality fixed-income portfolio, typically all government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with significant structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2013 and December 31, 2012, the notional amount of these guarantees totaled $10.2 billion and $18.4 billion with estimated maturity dates up to 2015 if the exit option is exercised on all deals. The decline in notional amount in 2013 was primarily the result of plan sponsors surrendering the contracts or non-renewal of maturing contracts. As of June 30, 2013, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and six months ended June 30, 2013, the sponsored entities processed and settled $157.9 billion and $306.2 billion of transactions and recorded losses of $4 million and $8 million. For the three and six months ended June 30, 2012, the sponsored entities processed and settled $155.6 billion and $288.8 billion of transactions and recorded losses of $2 million and $4 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At June 30, 2013 and December 31, 2012, the sponsored merchant processing servicers held as collateral $216 million and $202 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2013 and December 31, 2012, the maximum potential exposure for sponsored transactions totaled $256.0 billion and $263.9 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated on the Consolidated Balance Sheet. At June 30, 2013 and December 31, 2012, the total notional amount of these derivative contracts was $2.4 billion and $2.9 billion with commercial banks and $1.4 billion with VIEs for both periods. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.6 billion and $3.1 billion at June 30, 2013 and December 31, 2012. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $312 million and $510 million at June 30, 2013 and December 31, 2012. The Corporation recorded $29 million of expense for both the three and six months ended June 30, 2013 compared to none and $200 million for the same periods in 2012. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the prior commitments and contingencies disclosure).

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

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the European Commission, the Prudential Regulatory Authority, the Financial Conduct Authority and other international, federal and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $471 million and $2.7 billion was recognized for the three and six months ended June 30, 2013 compared to $963 million and $1.8 billion for the same periods in 2012.

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

Ambac Litigation

On April 16, 2012, Ambac Assurance Corp. and the Segregated Account of Ambac Assurance Corp. (together, Ambac) sued First Franklin Financial Corp., BANA, MLPF&S, Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. in New York Supreme Court, New York County. Plaintiffs' claims relate to guaranty insurance Ambac provided on a First Franklin securitization (Franklin Mortgage Loan Trust, Series 2007-FFC). The securitization was sponsored by a Merrill Lynch entity, and certain certificates in the securitization were insured by Ambac. The complaint alleges that defendants breached representations and warranties concerning the origination of the underlying mortgage loans and asserts claims for fraudulent inducement, breach of contract and indemnification. The complaint does not specify the amount of damages sought.

Defendants moved to dismiss the complaint on July 13, 2012. On July 19, 2013, the court denied defendants' motion to dismiss Ambac's contract and fraud causes of action. In addition, the court denied defendants' motion to dismiss Ambac's claims for attorneys' fees and punitive damages. The court also dismissed Ambac's indemnification cause of action.

Countrywide Bond Insurance Litigation

Ambac

On May 28, 2013, Ambac Assurance Corp. filed a second amended complaint that, with respect to the successor liability theories Ambac had previously asserted, alleged an additional claim that the Corporation is the alter ego of Countrywide and other Countrywide entities.

Credit Card Debt Cancellation and Identity Theft Protection Products

FIA has received inquiries from and has been in discussions with regulatory authorities to address concerns regarding the sale and marketing of certain optional credit card debt cancellation products. The Corporation may be subject to a regulatory enforcement action and required to pay restitution or provide other relief to customers, and/or pay penalties to one or more regulators.

In addition, BANA and FIA have been in discussions with regulatory authorities to address concerns that some customers may have paid for but did not receive certain benefits of optional identity theft protection services from third-party vendors of BANA and FIA, including whether appropriate oversight of such vendors existed. The Corporation has issued and will continue to issue refund checks to impacted customers and may be subject to a regulatory enforcement action requiring payment of additional restitution or other relief to customers, and/or payment of penalties to one or more regulators.

European Commission – Credit Default Swaps Antitrust Investigation

On July 1, 2013, the European Commission (Commission) announced that it had addressed a Statement of Objections (SO) to the Corporation, BANA and Banc of America Securities LLC (together, the Bank of America Entities); a number of other financial institutions; Markit Group Limited; and the International Swaps and Derivatives Association (together, the Parties). The SO sets forth the Commission's preliminary conclusion that the Parties infringed European Union competition law by participating in alleged collusion to prevent exchange trading of credit default swaps and futures. According to the SO, the conduct of the Bank of America Entities took place between August 2007 and April 2009. As part of the Commission's procedures, the Parties will be given the opportunity to review the evidence in the investigative file, respond to the Commission's preliminary conclusions and request a hearing before the Commission. If the Commission is satisfied that its preliminary conclusions are proved, the Commission has stated that it intends to impose a fine and require appropriate remedial measures. However, given the early stage of this matter, it is not possible to estimate the amount of any fine or what remedial measures may be required.

Fontainebleau Las Vegas Litigation

On July 26, 2013, the U.S. Court of Appeals for the Eleventh Circuit ruled on plaintiffs' appeal of the district court's dismissal of the disbursement agent claims against BANA in the Avenue Action. The Eleventh Circuit, affirming in part and reversing in part, held that there were factual disputes that could not be resolved on a summary judgment motion and remanded the case to the district court for further proceedings.

In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation

Consolidated Securities Class Action

Certain members of the securities class in the Consolidated Securities Class Action have appealed the district court's final approval of the settlement to the U.S. Court of Appeals for the Second Circuit.

Interchange and Related Litigation

Certain class members have opted out of the settlement and there have been a number of new filings in the U.S. District Courts for the Southern District of New York and Eastern District of New York related to these opt outs.

LIBOR and Other Reference Rate Inquiries and Litigation

On June 14, 2013, the Monetary Authority of Singapore (MAS) took administrative action against 20 banks, including BANA (Singapore Branch), for deficiencies in governance, risk management, internal controls and surveillance systems from 2007 to 2011 related to their submission processes for Singapore dollar interest rate benchmarks (specifically, SIBOR and SOR) and Foreign Exchange spot benchmarks. The MAS is requiring that all 20 banks adopt measures to address these deficiencies, report their progress in addressing these deficiencies on a quarterly basis, and conduct independent reviews to ensure the robustness of their remedial measures. Nineteen of the banks must also set aside an increased statutory reserve with the MAS at zero percent interest for one year, with BANA (Singapore Branch) required to set aside 700 million Singapore Dollars (approximately $551 million U.S. dollars at a conversion rate of 0.7881 as of July 1, 2013).

Mortgage-backed Securities Litigation

The Corporation and its affiliates, Countrywide entities and their affiliates, and/or Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and/or 15 of the Securities Act of 1933, state securities laws, and/or other state statutory and common laws.

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

On August 15, 2011, the U.S. Judicial Panel on Multidistrict Litigation ordered multiple federal court cases involving Countrywide MBS consolidated for pretrial purposes in the U.S. District Court for the Central District of California in a multi-district litigation entitled In re Countrywide Financial Corp. Mortgage-Backed Securities Litigation.

AIG Litigation

On June 27, 2013, the U.S. District Court for the Central District of California denied with prejudice AIG's motion for leave to amend its successor liability claims, based upon fraudulent conveyance theories, against the Corporation. AIG filed a Second Amended Complaint on July 12, 2013, which reduced the number of offerings and private placements to 322, and reduced AIG's claimed damages to $9 billion.

Prudential Insurance Litigation

On March 14, 2013, The Prudential Insurance Company of America and certain of its affiliates (collectively Prudential) filed a complaint in the U.S. District Court for the District of New Jersey, in a case entitled Prudential Insurance Company of America, et al. v. Bank of America, N.A., et al. Prudential has named the Corporation, Merrill Lynch and a number of related entities as defendants. Prudential's complaint asserts certain MBS Claims pertaining to 54 MBS offerings in which Prudential alleges that it purchased securities between 2004 and 2007. Prudential seeks, among other relief, compensatory damages, rescission or a rescissory measure of damages, treble damages, punitive damages and other unspecified relief.

FHFA Litigation

On June 7, 2013, in Federal Housing Finance Agency v. Countrywide Financial Corporation, et al., the U.S. District Court for the Central District of California denied with prejudice FHFA's motion for leave to amend its successor liability claims, based upon fraudulent conveyance theories, against the Corporation.

Regulatory and Governmental Investigations

The Corporation has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries, investigations and potential proceedings related to a number of transactions involving the Corporation's underwriting and issuance of MBS and its participation in certain CDO offerings. These inquiries and investigations include, among others, an investigation by the SEC related to Merrill Lynch's risk control, valuation, structuring, marketing and purchase of CDOs, and investigations by the DOJ, the SEC and the New York State Attorney General (the NYAG) concerning the purchase, securitization and underwriting of mortgage loans and RMBS. The Corporation has provided documents and testimony, and continues to cooperate fully with these inquiries and investigations.

The Corporation has been advised by the staff of the DOJ that it intends to file civil charges against Bank of America entities arising from one or two jumbo prime securitizations. The staff of the SEC has advised that they intend to recommend civil charges concerning one of those securitizations. The staff of the NYAG has advised that they intend to recommend filing an action against Merrill Lynch arising from their RMBS investigation. In addition, the staff of the SEC has advised that it is considering recommending civil charges against Merrill Lynch arising from its CDO investigation. The Corporation has been in active discussions with senior staff of each government entity in connection with the respective investigations and to explain why the threatened civil charges are not appropriate.

Mortgage Repurchase Litigation

Policemen's Annuity Litigation

On May 6, 2013, the U.S. District Court for the Southern District of New York denied defendants' motion to dismiss the second amended complaint. The court confirmed its prior holding that the Trust Indenture Act applied to the RMBS certificates at issue, and held that plaintiffs had plausibly alleged that defendants violated both the Trust Indenture Act and their contractual obligations by allegedly failing to give notice to the servicer and to certificate holders of certain alleged defects in the loans at issue.

U.S. Bank Litigation

On May 29, 2013, the New York Supreme Court, New York County dismissed U.S. Bank's claim for repurchase of all the mortgage loans in the Trust. The court granted U.S. Bank leave to amend this claim. The court denied defendants' motion to dismiss U.S. Bank's claim that Countrywide Home Loans, Inc. allegedly refused to repurchase specific mortgage loans which were the subject of prior repurchase demands. On June 18, 2013, U.S. Bank filed its second amended complaint seeking to re-plead its claim for repurchase of all loans in the Trust.

Ocala Litigation

Ocala Investor Actions

On June 6, 2013, the U.S. District Court for the Southern District of New York issued an order granting BANA's motion to dismiss plaintiffs' claims for failure to sue, negligence, negligent misrepresentation and equitable relief.

FDIC Action

On May 3, 2013, the FDIC filed a motion to dismiss BANA's claims against the FDIC in its capacity as receiver for Colonial Bank, citing a Notice of No Value Determination, dated April 15, 2013, published by the FDIC in the Federal Register, 78 Fed. Reg. 76, 23565 (the No Value Determination). On July 22, 2013, BANA filed a complaint against the FDIC in the U.S. District Court for the District of Columbia entitled Bank of America, N.A. v. Federal Deposit Insurance Corporation, challenging the FDIC's No Value Determination.

On June 17, 2013, the U.S. District Court for the District of Columbia denied BANA's motion seeking certification for interlocutory appeal of the court's December 10, 2012 ruling.

Ocala Bankruptcy

On June 20, 2013, the U.S. Bankruptcy Court for the Middle District of Florida signed the Ocala plan confirmation order and the plan became effective on July 1, 2013.

NOTE 12 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock during 2013 and through August 1, 2013.

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 24, 2013	September 6, 2013	September 27, 2013	$0.01
April 30, 2013	June 7, 2013	June 28, 2013	0.01
January 23, 2013	March 1, 2013	March 22, 2013	0.01

On March 14, 2013, the Corporation announced that its Board of Directors authorized the repurchase of up to $5.0 billion of common stock. The timing and amount of common stock repurchases will be consistent with the Corporation's 2013 capital plan. During the three months ended June 30, 2013, the Corporation repurchased and retired 79.6 million shares of common stock, which reduced shareholders' equity by approximately $1.0 billion.

During the six months ended June 30, 2013, in connection with employee stock plans, the Corporation issued approximately 72 million shares and repurchased approximately 28 million shares of its common stock to satisfy tax withholding obligations. At June 30, 2013, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock

During the three months ended March 31, 2013 and June 30, 2013, the cash dividends declared on preferred stock were $373 million and $365 million or a total of $738 million for the six months ended June 30, 2013.

During the three months ended June 30, 2013, the Corporation redeemed $5.5 billion of its Non-Cumulative Preferred Stock, Series H, 6, 7 and 8. As part of the redemption, a $76 million preferred stock dividend was recorded for the difference between the carrying value and redemption price of the preferred stock. During the three months ended June 30, 2013, the Corporation issued $1.0 billion of its Fixed-to-Floating Rate Semi-annual Non-Cumulative Preferred Stock, Series U.

On August 1, 2013, the Corporation redeemed $951 million of its 7.25% Non-Cumulative Preferred Stock, Series J.

NOTE 13 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2013 and 2012.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)
Net change	593	13	301	1,031	(1)	1,937
Balance, June 30, 2012	$3,693	$16	$(3,484)	$(3,360)	$(365)	$(3,500)

Balance, December 31, 2012	$4,443	$462	$(2,869)	$(4,456)	$(377)	$(2,797)
Net change	(5,088)	(51)	185	133	(91)	(4,912)
Balance, June 30, 2013	$(645)	$411	$(2,684)	$(4,323)	$(468)	$(7,709)

(1)	Net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents additional information on each component of OCI before- and after-tax for the six months ended June 30, 2013 and 2012.

Changes in OCI Components Before- and After-tax
	Six Months Ended June 30
	2013			2012
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net change in fair value recorded in accumulated OCI	$(7,565)	$2,799	$(4,766)	$1,995	$(705)	$1,290
Net realized gains reclassified into earnings	(512)	190	(322)	(1,107)	410	(697)
Net change	(8,077)	2,989	(5,088)	888	(295)	593
Available-for-sale marketable equity securities:
Net change in fair value recorded in accumulated OCI	(83)	33	(50)	22	(8)	14
Net realized gains reclassified into earnings	(1)	—	(1)	(2)	1	(1)
Net change	(84)	33	(51)	20	(7)	13
Derivatives:
Net change in fair value recorded in accumulated OCI	(125)	45	(80)	38	(15)	23
Net realized losses reclassified into earnings	421	(156)	265	440	(162)	278
Net change	296	(111)	185	478	(177)	301
Employee benefit plans:
Net realized losses reclassified into earnings	146	(45)	101	254	(93)	161
Settlements and curtailments	42	(10)	32	1,381	(511)	870
Net change	188	(55)	133	1,635	(604)	1,031
Foreign currency:
Net change in fair value recorded in accumulated OCI	711	(801)	(90)	(14)	16	2
Net realized (gains) losses reclassified into earnings	32	(33)	(1)	(3)	—	(3)
Net change	743	(834)	(91)	(17)	16	(1)
Total other comprehensive income (loss)	$(6,934)	$2,022	$(4,912)	$3,004	$(1,067)	$1,937

The table below presents effects on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the six months ended June 30, 2013 and 2012.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Six Months Ended June 30
Accumulated OCI Components	Income Statement Line Item	2013	2012
Available-for-sale debt securities:
	Gain on sale of debt securities	$525	$1,152
	Other-than-temporary impairment	(13)	(45)
	Income before income taxes	512	1,107
	Income tax expense	190	410
	Net income	322	697
Available-for-sale marketable equity securities:
	Equity investment income	1	2
	Income before income taxes	1	2
	Income tax expense	—	1
	Net income	1	1
Derivatives:
Interest rate contracts	Net interest income	(547)	(376)
Commodity contracts	Trading account profits	(1)	(3)
Interest rate contracts	Other income	18	—
Equity compensation contracts	Personnel	109	(61)
	Loss before income taxes	(421)	(440)
	Income tax benefit	(156)	(162)
	Net loss	(265)	(278)
Employee benefit plans:
Prior service costs	Personnel	(2)	(7)
Transition obligation	Personnel	—	(16)
Net actuarial gains (losses)	Personnel	(144)	(229)
Settlements and curtailments	Personnel	—	(62)
	Loss before income taxes	(146)	(314)
	Income tax benefit	(45)	(115)
	Net loss	(101)	(199)
Foreign currency:
Insignificant items	Other income (loss)	(32)	3
	Income (loss) before income taxes	(32)	3
	Income tax benefit	(33)	—
	Net income	1	3
Total reclassification adjustments		$(42)	$224

NOTE 14 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2013 and 2012 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K for additional information on the calculation of EPS.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2013	2012	2013	2012
Earnings per common share
Net income	$4,012	$2,463	$5,495	$3,116
Preferred stock dividends	(441)	(365)	(814)	(690)
Net income applicable to common shareholders	$3,571	$2,098	$4,681	$2,426
Dividends and undistributed earnings allocated to participating securities	(1)	(1)	(1)	(2)
Net income allocated to common shareholders	$3,570	$2,097	$4,680	$2,424
Average common shares issued and outstanding	10,775,867	10,775,695	10,787,357	10,714,881
Earnings per common share	$0.33	$0.19	$0.43	$0.23

Diluted earnings per common share
Net income applicable to common shareholders	$3,571	$2,098	$4,681	$2,426
Add preferred stock dividends due to assumed conversions	75	75	150	150
Dividends and undistributed earnings allocated to participating securities	(1)	(1)	(1)	(2)
Net income allocated to common shareholders	$3,645	$2,172	$4,830	$2,574
Average common shares issued and outstanding	10,775,867	10,775,695	10,787,357	10,714,881
Dilutive potential common shares (1)	748,643	780,316	762,336	795,064
Total diluted average common shares issued and outstanding	11,524,510	11,556,011	11,549,693	11,509,945
Diluted earnings per common share	$0.32	$0.19	$0.42	$0.22

(1)	Includes incremental shares from restricted stock units, restricted stock, stock options and warrants.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Corporation's 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock). The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For both the three and six months ended June 30, 2013 and 2012, 700 million average dilutive potential common shares associated with the Series T Preferred Stock were included in the diluted share count under the "if-converted" method.

For both the three and six months ended June 30, 2013 and 2012, 62 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three and six months ended June 30, 2013, average options to purchase 124 million and 129 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 161 million and 169 million for the same periods in 2012. For both the three and six months ended June 30, 2013 and 2012, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method.

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

Net periodic benefit cost of the Corporation's plans for the three and six months ended June 30, 2013 and 2012 included the following components.

Components of Net Periodic Benefit Cost
	Three Months Ended June 30, 2013
(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans (1)	Postretirement Health and Life Plans
Service cost	$—	$8	$1	$3
Interest cost	151	25	29	15
Expected return on plan assets	(252)	(31)	(28)	(1)
Amortization of prior service cost	—	—	—	1
Amortization of net actuarial loss (gain)	70	—	6	(5)
Net periodic benefit cost (income)	$(31)	$2	$8	$13

	Three Months Ended June 30, 2012
Service cost	$117	$10	$—	$3
Interest cost	169	25	35	18
Expected return on plan assets	(312)	(35)	(38)	(1)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	4	—	(2)	1
Amortization of net actuarial loss (gain)	115	(2)	2	(5)
Recognized loss due to settlements and curtailments	—	—	1	—
Net periodic benefit cost (income)	$93	$(2)	$(2)	$24

	Six Months Ended June 30, 2013
Service cost	$—	$17	$1	$7
Interest cost	302	50	59	28
Expected return on plan assets	(505)	(63)	(55)	(2)
Amortization of prior service cost	—	—	—	2
Amortization of net actuarial loss (gain)	141	1	12	(10)
Recognized loss (gain) due to settlements and curtailments	17	(7)	—	—
Net periodic benefit cost (income)	$(45)	$(2)	$17	$25

	Six Months Ended June 30, 2012
Service cost	$231	$20	$—	$7
Interest cost	341	49	70	36
Expected return on plan assets	(621)	(69)	(76)	(3)
Amortization of transition obligation	—	—	—	16
Amortization of prior service cost (credits)	9	—	(4)	2
Amortization of net actuarial loss (gain)	238	(4)	5	(10)
Recognized loss due to settlements and curtailments	58	—	4	—
Net periodic benefit cost (income)	$256	$(4)	$(1)	$48

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.

The Corporation's best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2013 is $122 million, $103 million and $107 million, respectively. For the six months ended June 30, 2013, the Corporation contributed $88 million, $59 million and $54 million, respectively, to these plans. The Corporation has not made and does not expect to make a contribution to the Qualified Pension Plans in 2013.

The Corporation expects to merge certain pension plans during the three months ending September 30, 2013. The benefit structures of the merged plans will not change and there will be no impact to plan participants. The merger of the pension plans will require a remeasurement of the qualified pension obligations and plan assets at fair value as of the merger date. The remeasurement is expected to marginally decrease the amount of unamortized net periodic benefit costs that are recorded in accumulated OCI, net-of-tax. The plan merger is not expected to change the Corporation's estimate of contributions as described above.

Certain Compensation Plans

During the six months ended June 30, 2013, the Corporation granted 183 million restricted stock unit (RSU) awards to certain employees under the Key Associate Stock Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, respectively, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 19 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

NOTE 16 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 17 – Fair Value Option.

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

During the six months ended June 30, 2013, there were no changes to the valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at June 30, 2013 and December 31, 2012, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$103,272	$—	$—	$103,272
Trading account assets:
U.S. government and agency securities	40,251	14,158	—	—	54,409
Corporate securities, trading loans and other	1,333	30,461	2,763	—	34,557
Equity securities	29,451	14,160	464	—	44,075
Non-U.S. sovereign debt	29,970	12,572	401	—	42,943
Mortgage trading loans and ABS	—	10,565	4,685	—	15,250
Total trading account assets	101,005	81,916	8,313	—	191,234
Derivative assets (3)	4,783	1,013,187	7,714	(968,912)	56,772
AFS debt securities:
U.S. Treasury securities and agency securities	516	2,583	—	—	3,099
Mortgage-backed securities:
Agency	—	169,184	—	—	169,184
Agency-collateralized mortgage obligations	—	32,001	—	—	32,001
Non-agency residential	—	8,026	—	—	8,026
Commercial	—	3,748	—	—	3,748
Non-U.S. securities	2,815	3,607	—	—	6,422
Corporate/Agency bonds	—	1,223	8	—	1,231
Other taxable securities	20	7,305	4,157	—	11,482
Tax-exempt securities	—	4,084	877	—	4,961
Total AFS debt securities	3,351	231,761	5,042	—	240,154
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency	—	26,121	—	—	26,121
Agency-collateralized mortgage obligations	—	1,006	—	—	1,006
Commercial	—	758	—	—	758
Non-U.S. securities	11,525	1,917	—	—	13,442
Total other debt securities carried at fair value	11,525	29,802	—	—	41,327
Loans and leases	—	7,560	1,901	—	9,461
Mortgage servicing rights	—	—	5,827	—	5,827
Loans held-for-sale	—	8,725	2,153	—	10,878
Other assets	15,596	4,450	1,700	—	21,746
Total assets	$136,260	$1,480,673	$32,650	$(968,912)	$680,671
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,978	$—	$—	$1,978
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	59,926	—	—	59,926
Trading account liabilities:
U.S. government and agency securities	21,335	533	—	—	21,868
Equity securities	22,752	3,200	—	—	25,952
Non-U.S. sovereign debt	23,376	1,751	—	—	25,127
Corporate securities and other	482	8,897	55	—	9,434
Total trading account liabilities	67,945	14,381	55	—	82,381
Derivative liabilities (3)	4,713	996,919	6,541	(959,641)	48,532
Short-term borrowings	—	2,147	—	—	2,147
Accrued expenses and other liabilities	11,311	1,761	230	—	13,302
Long-term debt	—	44,549	1,890	—	46,439
Total liabilities	$83,969	$1,121,661	$8,716	$(959,641)	$254,705

(1)	During the six months ended June 30, 2013, $500 million of other assets were transferred from Level 1 to Level 2 primarily due to a restriction that became effective for a private equity investment.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 3 – Derivatives.

	December 31, 2012
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$98,670	$—	$—	$98,670
Trading account assets:
U.S. government and agency securities	57,655	29,319	—	—	86,974
Corporate securities, trading loans and other	1,292	32,882	3,726	—	37,900
Equity securities	28,144	14,626	545	—	43,315
Non-U.S. sovereign debt	29,254	13,139	353	—	42,746
Mortgage trading loans and ABS	—	11,905	4,935	—	16,840
Total trading account assets	116,345	101,871	9,559	—	227,775
Derivative assets (3)	2,997	1,372,398	8,073	(1,329,971)	53,497
AFS debt securities:
U.S. Treasury securities and agency securities	21,514	2,958	—	—	24,472
Mortgage-backed securities:
Agency	—	188,149	—	—	188,149
Agency-collateralized mortgage obligations	—	37,538	—	—	37,538
Non-agency residential	—	9,494	—	—	9,494
Non-agency commercial	—	3,914	10	—	3,924
Non-U.S. securities	2,637	2,981	—	—	5,618
Corporate/Agency bonds	—	1,358	92	—	1,450
Other taxable securities	20	8,180	3,928	—	12,128
Tax-exempt securities	—	3,072	1,061	—	4,133
Total AFS debt securities	24,171	257,644	5,091	—	286,906
Other debt securities carried at fair value:
U.S. Treasury securities and agency securities	491	—	—	—	491
Mortgage-backed securities:
Agency	—	13,073	—	—	13,073
Agency-collateralized mortgage obligations	—	929	—	—	929
Non-U.S. securities	9,151	300	—	—	9,451
Total other debt securities carried at fair value	9,642	14,302	—	—	23,944
Loans and leases	—	6,715	2,287	—	9,002
Mortgage servicing rights	—	—	5,716	—	5,716
Loans held-for-sale	—	8,926	2,733	—	11,659
Other assets	18,535	4,826	3,129	—	26,490
Total assets	$171,690	$1,865,352	$36,588	$(1,329,971)	$743,659
Liabilities
Interest-bearing deposits in U.S. offices	$—	$2,262	$—	$—	$2,262
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	42,639	—	—	42,639
Trading account liabilities:
U.S. government and agency securities	22,351	1,079	—	—	23,430
Equity securities	19,852	2,640	—	—	22,492
Non-U.S. sovereign debt	18,875	1,369	—	—	20,244
Corporate securities and other	487	6,870	64	—	7,421
Total trading account liabilities	61,565	11,958	64	—	73,587
Derivative liabilities (3)	2,859	1,355,309	6,605	(1,318,757)	46,016
Short-term borrowings	—	4,074	—	—	4,074
Accrued expenses and other liabilities	15,457	1,122	15	—	16,594
Long-term debt	—	46,860	2,301	—	49,161
Total liabilities	$79,881	$1,464,224	$8,985	$(1,318,757)	$234,333

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013 and 2012, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2013
				Gross
(Dollars in millions)	Balance April 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2013
Trading account assets:
Corporate securities, trading loans and other	$3,607	$35	$—	$712	$(959)	$—	$(99)	$224	$(757)	$2,763
Equity securities	497	8	—	28	(35)	—	—	29	(63)	464
Non-U.S. sovereign debt	417	(6)	—	11	—	—	(22)	1	—	401
Mortgage trading loans and ABS	4,480	10	—	978	(691)	—	(70)	—	(22)	4,685
Total trading account assets	9,001	47	—	1,729	(1,685)	—	(191)	254	(842)	8,313
Net derivative assets (2)	1,063	392	—	204	(194)	—	(383)	(214)	305	1,173
AFS debt securities:
Commercial MBS	10	—	—	—	—	—	(10)	—	—	—
Non-U.S. securities	1	—	—	—	(1)	—	—	—	—	—
Corporate/Agency bonds	96	—	—	—	—	—	—	—	(88)	8
Other taxable securities	4,045	3	10	367	—	—	(263)	—	(5)	4,157
Tax-exempt securities	1,041	—	11	—	—	—	(7)	—	(168)	877
Total AFS debt securities	5,193	3	21	367	(1)	—	(280)	—	(261)	5,042
Loans and leases (3, 4)	2,363	49	—	—	—	—	(505)	—	(6)	1,901
Mortgage servicing rights (4)	5,776	1,026	—	—	(862)	147	(260)	—	—	5,827
Loans held-for-sale (3)	2,405	19	—	8	(180)	—	(108)	12	(3)	2,153
Other assets (5)	2,629	121	—	25	(156)	—	(864)	—	(55)	1,700
Trading account liabilities – Corporate securities and other	(58)	6	—	11	(17)	(5)	—	(1)	9	(55)
Accrued expenses and other liabilities (3)	(455)	(7)	—	—	—	(165)	398	(1)	—	(230)
Long-term debt (3)	(2,355)	92	—	170	—	(66)	66	(151)	354	(1,890)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.7 billion and derivative liabilities of $6.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of private equity investments.

During the three months ended June 30, 2013, the transfers into Level 3 included $254 million of trading account assets, $214 million of net derivative assets and $151 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability (i.e., market comparables for the referenced instruments) for certain forwards and long-dated options and updated information related to certain total return swaps. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended June 30, 2013, the transfers out of Level 3 included $842 million of trading account assets, $305 million of net derivative assets, $261 million of AFS debt securities and $354 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability (i.e., market comparables for the referenced instruments) for certain options. Transfers out of Level 3 for AFS debt securities were primarily due to increased market liquidity. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2012
				Gross
(Dollars in millions)	Balance April 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2012
Trading account assets:
Corporate securities, trading loans and other (2)	$6,001	$30	$—	$570	$(1,585)	$—	$(556)	$98	$(99)	$4,459
Equity securities	525	(6)	—	45	(38)	—	46	25	—	597
Non-U.S. sovereign debt	546	(26)	—	35	(166)	—	—	—	—	389
Mortgage trading loans and ABS (2)	4,012	(16)	—	1,183	(181)	—	(173)	—	(7)	4,818
Total trading account assets	11,084	(18)	—	1,833	(1,970)	—	(683)	123	(106)	10,263
Net derivative assets (3)	4,187	1,110	—	354	(301)	—	(676)	(39)	(34)	4,601
AFS debt securities:
Mortgage-backed securities:
Agency	33	—	—	—	—	—	—	—	(33)	—
Non-agency residential	29	—	—	—	(12)	—	(2)	—	(14)	1
Non-agency commercial	38	—	—	—	(11)	—	(3)	—	—	24
Corporate/Agency bonds	131	—	—	—	—	—	(38)	—	—	93
Other taxable securities	4,175	—	6	596	—	—	(68)	—	(151)	4,558
Tax-exempt securities	1,895	28	7	—	(34)	—	(756)	—	—	1,140
Total AFS debt securities	6,301	28	13	596	(57)	—	(867)	—	(198)	5,816
Loans and leases (4, 5)	2,782	51	—	—	(1,158)	—	(47)	—	7	1,635
Mortgage servicing rights (5)	7,589	(1,592)	—	—	(98)	91	(282)	—	—	5,708
Loans held-for-sale (4)	2,862	10	—	6	(21)	—	(129)	13	—	2,741
Other assets (6)	3,487	(102)	—	6	(186)	—	(69)	—	—	3,136
Trading account liabilities – Corporate securities and other	(124)	—	—	7	(42)	—	—	—	16	(143)
Accrued expenses and other liabilities (4)	(3)	1	—	—	—	—	—	—	—	(2)
Long-term debt (4)	(2,500)	93	—	42	—	(73)	275	(506)	281	(2,388)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

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

(3)	Net derivatives include derivative assets of $11.4 billion and derivative liabilities of $6.8 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(6)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the three months ended June 30, 2012, the transfers into Level 3 included $123 million of trading account assets and $506 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

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

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2013
				Gross
(Dollars in millions)	Balance January 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2013
Trading account assets:
Corporate securities, trading loans and other	$3,726	$123	$—	$1,517	$(1,925)	$—	$(239)	$442	$(881)	$2,763
Equity securities	545	50	—	57	(144)	—	—	37	(81)	464
Non-U.S. sovereign debt	353	45	—	26	(1)	—	(22)	1	(1)	401
Mortgage trading loans and ABS	4,935	172	—	1,631	(1,334)	—	(701)	5	(23)	4,685
Total trading account assets	9,559	390	—	3,231	(3,404)	—	(962)	485	(986)	8,313
Net derivative assets (2)	1,468	685	—	383	(660)	—	(1,043)	(162)	502	1,173
AFS debt securities:
Commercial MBS	10	—	—	—	—	—	(10)	—	—	—
Non-U.S. securities	—	—	—	1	(1)	—	—	—	—	—
Corporate/Agency bonds	92	—	4	—	—	—	—	—	(88)	8
Other taxable securities	3,928	3	12	610	—	—	(391)	—	(5)	4,157
Tax-exempt securities	1,061	1	14	—	—	—	(31)	—	(168)	877
Total AFS debt securities	5,091	4	30	611	(1)	—	(432)	—	(261)	5,042
Loans and leases (3, 4)	2,287	100	—	71	—	5	(546)	—	(16)	1,901
Mortgage servicing rights (4)	5,716	1,460	—	—	(1,045)	270	(574)	—	—	5,827
Loans held-for-sale (3)	2,733	(20)	—	8	(390)	—	(209)	34	(3)	2,153
Other assets (5)	3,129	(327)	—	42	(183)	—	(906)	—	(55)	1,700
Trading account liabilities – Corporate securities and other	(64)	6	—	18	(31)	(5)	—	(9)	30	(55)
Accrued expenses and other liabilities (3)	(15)	22	—	—	—	(751)	514	(1)	1	(230)
Long-term debt (3)	(2,301)	103	—	259	(4)	(102)	126	(532)	561	(1,890)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.7 billion and derivative liabilities of $6.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of private equity investments.

During the six months ended June 30, 2013, the transfers into Level 3 included $485 million of trading account assets, $162 million of net derivative assets and $532 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans and securities. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability (i.e., market comparables for the referenced instruments) for certain forwards and long-dated options and updated information related to certain total return swaps. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the six months ended June 30, 2013, the transfers out of Level 3 included $986 million of trading account assets, $502 million of net derivative assets, $261 million of AFS debt securities and $561 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability (i.e., market comparables for the referenced instruments) for certain option liabilities. Transfers out of Level 3 for AFS debt securities were primarily due to increased market liquidity. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2012
				Gross
(Dollars in millions)	Balance January 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2012
Trading account assets:
Corporate securities, trading loans and other (2)	$6,880	$123	$—	$1,245	$(2,650)	$—	$(745)	$157	$(551)	$4,459
Equity securities	544	9	—	124	(147)	—	36	33	(2)	597
Non-U.S. sovereign debt	342	(2)	—	308	(247)	—	—	—	(12)	389
Mortgage trading loans and ABS (2)	3,689	83	—	1,367	(636)	—	(262)	742	(165)	4,818
Total trading account assets	11,455	213	—	3,044	(3,680)	—	(971)	932	(730)	10,263
Net derivative assets (3)	5,866	273	—	713	(622)	—	(1,310)	67	(386)	4,601
AFS debt securities:
Mortgage-backed securities:
Agency	37	—	—	—	—	—	(4)	—	(33)	—
Non-agency residential	860	(69)	19	—	(305)	—	(2)	—	(502)	1
Non-agency commercial	40	—	—	—	(11)	—	(5)	—	—	24
Corporate/Agency bonds	162	(2)	—	(2)	—	—	(38)	—	(27)	93
Other taxable securities	4,265	7	23	958	—	—	(486)	—	(209)	4,558
Tax-exempt securities	2,648	54	25	—	(69)	—	(1,518)	—	—	1,140
Total AFS debt securities	8,012	(10)	67	956	(385)	—	(2,053)	—	(771)	5,816
Loans and leases (4, 5)	2,744	215	—	—	(1,158)	—	(164)	—	(2)	1,635
Mortgage servicing rights (5)	7,378	(937)	—	—	(98)	168	(803)	—	—	5,708
Loans held-for-sale (4)	3,387	179	—	10	(21)	—	(226)	44	(632)	2,741
Other assets (6)	4,235	(134)	—	49	(767)	—	(236)	—	(11)	3,136
Trading account liabilities – Corporate securities and other	(114)	—	—	55	(69)	—	—	(65)	50	(143)
Accrued expenses and other liabilities (4)	(14)	4	—	5	—	—	—	—	3	(2)
Long-term debt (4)	(2,943)	(148)	—	118	(33)	(138)	708	(1,038)	1,086	(2,388)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

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

(3)	Net derivatives include derivative assets of $11.4 billion and derivative liabilities of $6.8 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(6)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

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

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and six months ended June 30, 2013 and 2012. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$35	$—	$—	$35
Equity securities	—	8	—	—	8
Non-U.S. sovereign debt	—	(6)	—	—	(6)
Mortgage trading loans and ABS	—	10	—	—	10
Total trading account assets	—	47	—	—	47
Net derivative assets	—	260	132	—	392
AFS debt securities – Other taxable securities	—	—	—	3	3
Loans and leases (2)	—	—	—	49	49
Mortgage servicing rights	—	—	1,026	—	1,026
Loans held-for-sale (2)	—	—	(2)	21	19
Other assets	34	—	127	(40)	121
Trading account liabilities – Corporate securities and other	—	6	—	—	6
Accrued expenses and other liabilities (2)	—	—	(7)	—	(7)
Long-term debt (2)	—	58	—	34	92
Total	$34	$371	$1,276	$67	$1,748

	Three Months Ended June 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$30	$—	$—	$30
Equity securities	—	(6)	—	—	(6)
Non-U.S. sovereign debt	—	(26)	—	—	(26)
Mortgage trading loans and ABS	—	(16)	—	—	(16)
Total trading account assets	—	(18)	—	—	(18)
Net derivative assets	—	229	881	—	1,110
AFS debt securities – Tax-exempt securities	—	—	—	28	28
Loans and leases (2)	—	—	—	51	51
Mortgage servicing rights	—	—	(1,592)	—	(1,592)
Loans held-for-sale (2)	—	—	5	5	10
Other assets	(21)	—	(34)	(47)	(102)
Accrued expenses and other liabilities (2)	—	—	—	1	1
Long-term debt (2)	—	80	—	13	93
Total	$(21)	$291	$(740)	$51	$(419)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$123	$—	$—	$123
Equity securities	—	50	—	—	50
Non-U.S. sovereign debt	—	45	—	—	45
Mortgage trading loans and ABS	—	172	—	—	172
Total trading account assets	—	390	—	—	390
Net derivative assets	—	146	539	—	685
AFS debt securities:
Other taxable securities	—	—	—	3	3
Tax-exempt securities	—	—	—	1	1
Total AFS debt securities	—	—	—	4	4
Loans and leases (2)	—	—	—	100	100
Mortgage servicing rights	—	—	1,460	—	1,460
Loans held-for-sale (2)	—	—	2	(22)	(20)
Other assets	36	—	124	(487)	(327)
Trading account liabilities – Corporate securities and other	—	6	—	—	6
Accrued expenses and other liabilities (2)	—	—	22	—	22
Long-term debt (2)	—	80	—	23	103
Total	$36	$622	$2,147	$(382)	$2,423

	Six Months Ended June 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$123	$—	$—	$123
Equity securities	—	9	—	—	9
Non-U.S. sovereign debt	—	(2)	—	—	(2)
Mortgage trading loans and ABS	—	83	—	—	83
Total trading account assets	—	213	—	—	213
Net derivative assets	—	(1,144)	1,417	—	273
AFS debt securities:
Non-agency residential MBS	—	—	—	(69)	(69)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	—	—	7	7
Tax-exempt securities	—	—	—	54	54
Total AFS debt securities	—	—	—	(10)	(10)
Loans and leases (2)	—	—	—	215	215
Mortgage servicing rights	—	—	(937)	—	(937)
Loans held-for-sale (2)	—	—	95	84	179
Other assets	(11)	—	(42)	(81)	(134)
Accrued expenses and other liabilities (2)	—	—	—	4	4
Long-term debt (2)	—	(59)	—	(89)	(148)
Total	$(11)	$(990)	$533	$123	$(345)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and six months ended June 30, 2013 and 2012 for Level 3 assets and liabilities that were still held at June 30, 2013 and 2012. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$2	$—	$—	$2
Equity securities	—	4	—	—	4
Non-U.S. sovereign debt	—	(18)	—	—	(18)
Mortgage trading loans and ABS	—	(10)	—	—	(10)
Total trading account assets	—	(22)	—	—	(22)
Net derivative assets	—	217	(52)	—	165
Loans and leases (2)	—	—	—	58	58
Mortgage servicing rights	—	—	954	—	954
Loans held-for-sale (2)	—	—	3	14	17
Other assets	(18)	—	127	(40)	69
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Accrued expenses and other liabilities (2)	—	—	(16)	—	(16)
Long-term debt (2)	—	58	—	34	92
Total	$(18)	$255	$1,016	$66	$1,319

	Three Months Ended June 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$(30)	$—	$—	$(30)
Equity securities	—	(6)	—	—	(6)
Non-U.S. sovereign debt	—	(25)	—	—	(25)
Mortgage trading loans and ABS	—	(26)	—	—	(26)
Total trading account assets	—	(87)	—	—	(87)
Net derivative assets	—	227	481	—	708
Loans and leases (2)	—	—	—	45	45
Mortgage servicing rights	—	—	(1,722)	—	(1,722)
Loans held-for-sale (2)	—	—	5	(9)	(4)
Other assets	(46)	—	(34)	(47)	(127)
Trading account liabilities – Corporate securities and other	—	(2)	—	—	(2)
Long-term debt (2)	—	82	—	13	95
Total	$(46)	$220	$(1,270)	$2	$(1,094)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$53	$—	$—	$53
Equity securities	—	(8)	—	—	(8)
Non-U.S. sovereign debt	—	63	—	—	63
Mortgage trading loans and ABS	—	58	—	—	58
Total trading account assets	—	166	—	—	166
Net derivative assets	—	13	(11)	—	2
Loans and leases (2)	—	—	—	103	103
Mortgage servicing rights	—	—	1,290	—	1,290
Loans held-for-sale (2)	—	—	12	(30)	(18)
Other assets	(18)	—	139	(37)	84
Trading account liabilities – Corporate securities and other	—	1	—	—	1
Accrued expenses and other liabilities (2)	—	—	(15)	—	(15)
Long-term debt (2)	—	55	—	23	78
Total	$(18)	$235	$1,415	$59	$1,691

	Six Months Ended June 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$(7)	$—	$—	$(7)
Equity securities	—	6	—	—	6
Mortgage trading loans and ABS	—	14	—	—	14
Total trading account assets	—	13	—	—	13
Net derivative assets	—	(1,115)	516	—	(599)
Loans and leases (2)	—	—	—	141	141
Mortgage servicing rights	—	—	(1,252)	—	(1,252)
Loans held-for-sale (2)	—	—	56	64	120
Other assets	(36)	—	(40)	(98)	(174)
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Long-term debt (2)	—	(12)	—	(54)	(66)
Total	$(36)	$(1,110)	$(720)	$53	$(1,813)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at June 30, 2013 and December 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2013
(Dollars in millions)	Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$3,271	Discounted cash flow, Market comparables	Yield	2% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	434	Prepayment speed	1% to 35% CPR	10%
Loans and leases	858	Default rate	0% to 28% CDR	7%
Loans held-for-sale	1,979	Loss severity	8% to 85%	41%
Commercial loans, debt securities and other	$11,430	Discounted cash flow, Market comparables	Yield	0% to 35%	5%
Trading account assets – Corporate securities, trading loans and other	2,655	Enterprise value/EBITDA multiple	0x to 18x	6	x
Trading account assets – Mortgage trading loans and ABS	4,251	Prepayment speed	5% to 40%	20%
AFS debt securities – Other taxable securities	3,307	Default rate	1% to 4%	4%
Loans and leases	1,043	Loss severity	25% to 40%	35%
Loans held-for-sale	174
Auction rate securities	$1,835	Discounted cash flow, Market comparables	Projected tender price/Re-financing level	50% to 100%	95%
Trading account assets – Corporate securities, trading loans and other	108
AFS debt securities – Other taxable securities	850
AFS debt securities – Tax-exempt securities	877
Structured liabilities
Long-term debt	$(1,890)	Industry standard derivative pricing (2)	Equity correlation	30% to 100%	63%
Long-dated volatilities	4% to 70%	24%

Net derivatives assets
Credit derivatives	$1,284	Discounted cash flow, Stochastic recovery correlation model	Yield	4% to 25%	16%
Credit spreads	56 bps to 184 bps	173 bps
Upfront points	0 points to 100 points	58 points
Spread to index	-1,746 bps to 1,852 bps	216 bps
Credit correlation	20% to 87%	48%
Prepayment speed	3% to 40% CPR	12%
Default rate	1% to 5% CDR	3%
Loss severity	20% to 42%	35%
Equity derivatives	$(610)	Industry standard derivative pricing (2)	Equity correlation	30% to 100%	63%
Long-dated volatilities	4% to 70%	24%

Commodity derivatives	$5	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$3/MMBtu to $12/MMBtu	$7/MMBtu
Correlation	47% to 95%	79%
Volatilities	9% to 301%	34%
Interest rate derivatives	$494	Industry standard derivative pricing (3)	Correlation (IR/IR)	24% to 99%	64%
Correlation (FX/IR)	-65% to 50%	1%
Long-dated inflation rates	1% to 3%	2%
Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$1,173

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 230: Trading account assets – Corporate securities, trading loans and other of $2.8 billion, Trading account assets – Mortgage trading loans and ABS of $4.7 billion, AFS debt securities – Other taxable securities of $4.2 billion, AFS debt securities – Tax-exempt securities of $877 million, Loans and leases of $1.9 billion and LHFS of $2.2 billion.

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 231: Trading account assets – Corporate securities, trading loans and other of $3.7 billion, Trading account assets – Mortgage trading loans and ABS of $4.9 billion, AFS debt securities – Other taxable securities of $3.9 billion, AFS debt securities – Tax-exempt securities of $1.1 billion, Loans and leases of $2.3 billion, LHFS of $2.7 billion and Other assets of $1.9 billion.

(2)	For more information on the ranges of inputs for equity correlation and long-dated volatilities, see the qualitative equity derivatives discussion on page 238.

(3)	Includes models such as Monte Carlo simulation and Black-Scholes.

(4)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
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

In addition to the instruments in the tables above, the Corporation held $976 million and $1.2 billion of instruments at June 30, 2013 and December 31, 2012 consisting primarily of certain direct private equity investments and private equity funds that were classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

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

The level of aggregation and diversity within the products disclosed in the tables results in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At December 31, 2012, weighted averages were disclosed for all loans and securities. At June 30, 2013, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.

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

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (for example, impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three and six months ended June 30, 2013 and 2012, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis
	June 30, 2013		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$2,195	$660	$(61)	$(69)
Loans and leases (1)	14	4,489	(525)	(1,004)
Foreclosed properties (2)	12	1,435	8	10
Other assets	99	12	(5)	(11)

	June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Assets
Loans held-for-sale	$683	$1,139	$(69)	$(12)
Loans and leases (1)	27	6,902	(1,213)	(2,350)
Foreclosed properties (2)	67	1,305	(46)	(82)
Other assets	39	11	(2)	(2)

(1)	Losses represent charge-offs on real estate-secured loans.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at June 30, 2013 and December 31, 2012.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements at June 30, 2013
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$5,068	Discounted cash flow, Market comparables	Yield	3% to 6%	4%
Loans held-for-sale	579		Prepayment speed	3% to 20%	12%
Loans and leases	4,489		Default rate	0% to 28%	7%
			Loss severity	8% to 61%	43%
			OREO discount	0% to 29%	15%
			Cost to sell	8%	n/a
Instruments backed by commercial real estate assets	$81	Discounted cash flow	Yield	5% to 9%	9%
Loans held-for-sale	81		Loss severity	82% to 86%	83%

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements at December 31, 2012
Instruments backed by residential real estate assets	$9,932	Discounted cash flow, Market comparables	Yield	3% to 5%	3%
Loans held-for-sale	748		Prepayment speed	3% to 30%	15%
Loans and leases	9,184		Default rate	0% to 55%	7%
			Loss severity	6% to 66%	48%
			OREO discount	0% to 28%	15%
			Cost to sell	8%	n/a
Instruments backed by commercial real estate assets	$388	Discounted cash flow	Yield	4% to 13%	6%
Loans held-for-sale	388		Loss severity	24% to 88%	53%
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

NOTE 17 – Fair Value Option

The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 22 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2013 and December 31, 2012.

Fair Value Option Elections
	June 30, 2013			December 31, 2012
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets (1)	$2,378	$3,613	$(1,235)	$1,663	$2,879	$(1,216)
Trading inventory – other	2,809	n/a	n/a	2,170	n/a	n/a
Consumer and commercial loans	9,461	9,865	(404)	9,002	9,576	(574)
Loans held-for-sale	10,878	11,790	(912)	11,659	12,676	(1,017)
Securities financing agreements	163,198	162,887	311	141,309	140,791	518
Other assets	449	270	179	453	270	183
Long-term deposits	1,978	1,851	127	2,262	2,046	216
Asset-backed secured financings	758	1,124	(366)	741	1,176	(435)
Unfunded loan commitments	486	n/a	n/a	528	n/a	n/a
Short-term borrowings	1,389	1,389	—	3,333	3,333	—
Accrued expenses and other liabilities	217	217	—	—	—	—
Long-term debt (2, 3)	46,439	47,115	(676)	49,161	50,792	(1,631)

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at June 30, 2013 and December 31, 2012 relates to the impact of the Corporation's credit spreads as well as the fair value of the embedded derivative, where applicable.

(3)
Includes structured liabilities with a fair value of $36.1 billion and contractual principal outstanding of $36.2 billion at June 30, 2013 compared to $39.3 billion and $39.9 billion at December 31, 2012.

n/a = not applicable

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012. Of the changes in fair value for LHFS, losses of $39 million and gains of $67 million were attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2013 compared to gains of $34 million and $164 million for the same periods in 2012. Of the changes in fair value for loans and loan commitments, gains of $28 million and $156 million were attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2013 compared to losses of $115 million and gains of $488 million for the same periods in 2012. Changes to borrower-specific credit risk for loans reported as trading account assets were not material for the three and six months ended June 30, 2013 and 2012.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended June 30, 2013
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$10	$—	$—	$10
Consumer and commercial loans	2	—	50	52
Loans held-for-sale (1)	(15)	61	(31)	15
Securities financing agreements	(39)	—	—	(39)
Other assets	—	—	(44)	(44)
Long-term deposits	36	—	35	71
Asset-backed secured financings	—	(7)	—	(7)
Unfunded loan commitments	—	—	(19)	(19)
Short-term borrowings	11	—	—	11
Accrued expenses and other liabilities	—	(7)	—	(7)
Long-term debt (2, 3)	1,360	—	10	1,370
Total	$1,365	$47	$1	$1,413

	Three Months Ended June 30, 2012
Loans reported as trading account assets	$56	$—	$—	$56
Consumer and commercial loans	6	—	(5)	1
Loans held-for-sale (1)	(7)	526	(24)	495
Securities financing agreements	23	—	14	37
Other assets	—	—	(11)	(11)
Long-term deposits	—	—	(1)	(1)
Asset-backed secured financings	—	(17)	—	(17)
Unfunded loan commitments	—	—	(112)	(112)
Short-term borrowings	12	—	—	12
Long-term debt (2, 3)	756	—	(62)	694
Total	$846	$509	$(201)	$1,154

(1)	Includes the value of interest rate lock commitments on loans funded, including those already sold.

(2)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spread.

(3)	Includes positive fair value adjustments on structured liabilities of $10 million for the three months ended June 30, 2013 compared to negative adjustments of $62 million for the same period in 2012.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Six Months Ended June 30, 2013
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$39	$—	$—	$39
Consumer and commercial loans	1	—	152	153
Loans held-for-sale (1)	(7)	528	(41)	480
Securities financing agreements	(16)	—	—	(16)
Other assets	—	—	(39)	(39)
Long-term deposits	36	—	54	90
Asset-backed secured financings	—	(51)	—	(51)
Unfunded loan commitments	—	—	46	46
Short-term borrowings	(28)	—	—	(28)
Accrued expenses and other liabilities	—	22	—	22
Long-term debt (2, 3)	91	—	(80)	11
Total	$116	$499	$92	$707

	Six Months Ended June 30, 2012
Loans reported as trading account assets	$134	$—	$—	$134
Consumer and commercial loans	5	—	297	302
Loans held-for-sale (1)	49	1,124	80	1,253
Securities financing agreements	23	—	(90)	(67)
Other assets	—	—	7	7
Long-term deposits	—	—	20	20
Asset-backed secured financings	—	(55)	—	(55)
Unfunded loan commitments	—	—	292	292
Short-term borrowings	19	—	—	19
Long-term debt (2, 3)	(35)	—	(3,376)	(3,411)
Total	$195	$1,069	$(2,770)	$(1,506)

(1)	Includes the value of interest rate lock commitments on loans funded, including those already sold.

(2)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spread.

(3)	Includes negative fair value adjustments on structured liabilities of $80 million for the six months ended June 30, 2013 compared to $3.4 billion for the same period in 2012.

NOTE 18 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 16 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at June 30, 2013 and December 31, 2012 was carried at fair value on the Consolidated Balance Sheet.

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

Held-to-maturity Debt Securities

HTM debt securities, which consist of U.S. agency debt securities, are classified as Level 2 using the same methodologies as AFS U.S. agency debt securities. For more information on HTM debt securities, see Note 4 – Securities.

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

Mortgage Servicing Rights

Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, are classified as Level 3. For more information on MSRs, see Note 19 – Mortgage Servicing Rights.

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

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2013 and December 31, 2012 are presented in the table below.

Fair Value of Financial Instruments
	June 30, 2013				December 31, 2012
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$876,510	$103,060	$787,877	$890,937	$859,875	$105,119	$772,761	$877,880
Loans held-for-sale	14,549	11,329	3,220	14,549	19,413	15,087	4,321	19,408
Financial liabilities
Deposits	1,080,783	1,081,110	—	1,081,110	1,105,261	1,105,669	—	1,105,669
Long-term debt	262,480	267,271	1,890	269,161	275,585	281,173	2,301	283,474

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $958 million and $4.5 billion at June 30, 2013, and $1.0 billion and $4.5 billion at December 31, 2012. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 11 – Commitments and Contingencies.

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

The table below presents activity for residential first-lien MSRs for the three and six months ended June 30, 2013 and 2012. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $12 million and $135 million at June 30, 2013 and December 31, 2012, and are not included in the tables in this Note.

Rollforward of Mortgage Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$5,776	$7,589	$5,716	$7,378
Additions	147	91	270	168
Sales	(862)	(98)	(1,045)	(98)
Impact of customer payments (1)	(260)	(282)	(574)	(803)
Impact of changes in interest rates and other market factors (2)	806	(1,717)	1,138	(742)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to decreases in costs to service loans	148	666	14	393
Impact of changes in the Home Price Index	(123)	5	(202)	20
Impact of changes to the prepayment model	228	342	403	342
Other model changes (4)	(33)	(888)	107	(950)
Balance, June 30	$5,827	$5,708	$5,827	$5,708
Mortgage loans serviced for investors (in billions)	$759	$1,224	$759	$1,224

(1)	Represents the change in the value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows. Also included are decreases of $879 million and $929 million for the three and six months ended June 30, 2012 due to changes in OAS rate inputs.

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

The $862 million and $1.0 billion of MSRs sales during the three and six months ended June 30, 2013, primarily relate to transfers completed under definitive agreements the Corporation entered into during early 2013 to sell certain MSRs. The transfers of the MSRs are occurring in stages throughout 2013, and more than half of the servicing encompassed by these agreements had been transferred as of June 30, 2013. Certain of the remaining transfers are subject to the approval or consent of certain third parties.

Significant economic assumptions in estimating the fair value of MSRs at June 30, 2013 and December 31, 2012 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the table below. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSR's cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the MSR's fair value.

Significant Economic Assumptions
	June 30, 2013		December 31, 2012
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.14%	7.21%	4.00%	6.63%
Weighted-average life, in years	4.90	2.80	3.65	2.10

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

Sensitivity Impacts
	June 30, 2013
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.24	years	0.18	years	$356
Impact of 20% decrease	0.50		0.39		752

Impact of 10% increase	(0.21)		(0.16)		(323)
Impact of 20% increase	(0.40)		(0.30)		(616)
OAS level
Impact of 100 bps decrease					$291
Impact of 200 bps decrease					607

Impact of 100 bps increase					(268)
Impact of 200 bps increase					(517)

NOTE 20 – Business Segment Information

The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other.

Consumer & Business Banking

CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards in the U.S. to consumers and small businesses. Customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 5,300 banking centers, 16,350 ATMs, nationwide call centers, and online and mobile platforms. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions through a network of offices and client relationship teams along with various product partners to U.S.-based companies generally with annual sales of $1 million to $50 million. CBB results are impacted by the migration of clients and their deposit and loan balances between CBB and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated. During the second quarter of 2013, consumer Dealer Financial Services results were moved to CBB from Global Banking to align this business more closely with the Corporation's consumer lending activity and better serve the needs of its customers. Prior periods were reclassified to conform to current period presentation.

Consumer Real Estate Services

CRES provides an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOC) and home equity loans. First mortgage products are generally either sold into the secondary mortgage market to investors, while generally retaining MSRs and the Bank of America customer relationships, or are held on the balance sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

The financial results of the on-balance sheet loans are reported in the business segment that owns the loans or All Other. CRES is not impacted by the Corporation's first mortgage production retention decisions as CRES is compensated for loans held for ALM purposes on a management accounting basis, with a corresponding offset recorded in All Other, and for servicing loans owned by other business segments and All Other. CRES also includes the impact of migrating customers and their related loan balances between GWIM and CRES. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business segment to which loans were transferred.

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through the Corporation's network of offices and client relationship teams. Global Banking's lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Banking's treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also works with clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. Global Banking clients include middle-market companies, commercial real estate firms, auto dealerships, not-for-profit companies, large global corporations, financial institutions and leasing clients. During the second quarter of 2013, the results of consumer Dealer Financial Services, previously reported in Global Banking, were moved into CBB and prior periods have been reclassified to conform to current period presentation.

Global Markets

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of market-making activities in these products, Global Markets may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, MBS, commodities and ABS. The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment.

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

All Other

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, All Other includes certain residential mortgage loans that are managed by CRES.

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

The following tables present total revenue, net of interest expense, on a FTE basis, and net income (loss) for the three and six months ended June 30, 2013 and 2012, and total assets at June 30, 2013 and 2012 for each business segment, as well as All Other.

Business Segments
At and for the Three Months Ended June 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Net interest income (FTE basis)	$10,771	$9,782	$5,034	$4,878	$699	$713
Noninterest income	12,178	12,420	2,400	2,617	1,416	1,816
Total revenue, net of interest expense (FTE basis)	22,949	22,202	7,434	7,495	2,115	2,529
Provision for credit losses	1,211	1,773	967	1,157	291	187
Amortization of intangibles	274	321	127	158	—	—
Other noninterest expense	15,744	16,727	4,056	4,262	3,394	3,524
Income (loss) before income taxes	5,720	3,381	2,284	1,918	(1,570)	(1,182)
Income tax expense (benefit) (FTE basis)	1,708	918	892	710	(633)	(438)
Net income (loss)	$4,012	$2,463	$1,392	$1,208	$(937)	$(744)
Period-end total assets	$2,123,320	$2,160,854	$587,576	$537,946	$124,031	$146,386

			Global Banking		Global Markets
			2013	2012	2013	2012
Net interest income (FTE basis)			$2,252	$1,940	$1,013	$721
Noninterest income			1,887	1,968	3,176	2,857
Total revenue, net of interest expense (FTE basis)			4,139	3,908	4,189	3,578
Provision for credit losses			163	(152)	(16)	(1)
Amortization of intangibles			16	20	17	16
Other noninterest expense			1,843	1,947	2,752	2,839
Income before income taxes			2,117	2,093	1,436	724
Income tax expense (FTE basis)			826	775	477	227
Net income			$1,291	$1,318	$959	$497
Period-end total assets			$334,820	$310,933	$607,050	$576,175

			Global Wealth & Investment Management		All Other
			2013	2012	2013	2012
Net interest income (FTE basis)			$1,505	$1,393	$268	$137
Noninterest income			2,994	2,701	305	461
Total revenue, net of interest expense (FTE basis)			4,499	4,094	573	598
Provision for credit losses			(15)	47	(179)	535
Amortization of intangibles			99	105	15	22
Other noninterest expense			3,173	3,072	526	1,083
Income (loss) before income taxes			1,242	870	211	(1,042)
Income tax expense (benefit) (FTE basis)			484	322	(338)	(678)
Net income (loss)			$758	$548	$549	$(364)
Period-end total assets			$263,867	$263,006	$205,976	$326,408

(1)	There were no material intersegment revenues.

Business Segments
At and for the Six Months Ended June 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Net interest income (FTE basis)	$21,646	$20,835	$10,047	$10,160	$1,442	$1,481
Noninterest income	24,711	23,852	4,799	4,968	2,985	3,712
Total revenue, net of interest expense (FTE basis)	46,357	44,687	14,846	15,128	4,427	5,193
Provision for credit losses	2,924	4,191	1,919	2,064	626	694
Amortization of intangibles	550	640	254	316	—	—
Other noninterest expense	34,968	35,549	8,099	8,409	8,800	7,404
Income (loss) before income taxes	7,915	4,307	4,574	4,339	(4,999)	(2,905)
Income tax expense (benefit) (FTE basis)	2,420	1,191	1,743	1,599	(1,905)	(1,026)
Net income (loss)	$5,495	$3,116	$2,831	$2,740	$(3,094)	$(1,879)
Period-end total assets	$2,123,320	$2,160,854	$587,576	$537,946	$124,031	$146,386

			Global Banking		Global Markets
			2013	2012	2013	2012
Net interest income (FTE basis)			$4,412	$4,027	$2,122	$1,628
Noninterest income			3,757	3,910	6,936	6,357
Total revenue, net of interest expense (FTE basis)			8,169	7,937	9,058	7,985
Provision for credit losses			312	(427)	(11)	(14)
Amortization of intangibles			32	40	33	31
Other noninterest expense			3,664	3,888	5,809	6,059
Income before income taxes			4,161	4,436	3,227	1,909
Income tax expense (FTE basis)			1,586	1,634	1,099	583
Net income			$2,575	$2,802	$2,128	$1,326
Period-end total assets			$334,820	$310,933	$607,050	$576,175

			Global Wealth & Investment Management		All Other
			2013	2012	2013	2012
Net interest income (FTE basis)			$3,101	$2,924	$522	$615
Noninterest income (loss)			5,819	5,317	415	(412)
Total revenue, net of interest expense (FTE basis)			8,920	8,241	937	203
Provision for credit losses			7	93	71	1,781
Amortization of intangibles			198	210	33	43
Other noninterest expense			6,327	6,199	2,269	3,590
Income (loss) before income taxes			2,388	1,739	(1,436)	(5,211)
Income tax expense (benefit) (FTE basis)			910	641	(1,013)	(2,240)
Net income (loss)			$1,478	$1,098	$(423)	$(2,971)
Period-end total assets			$263,867	$263,006	$205,976	$326,408

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Segments' total revenue, net of interest expense (FTE basis)	$22,376	$21,604	$45,420	$44,484
Adjustments:
ALM activities (1)	(94)	477	(410)	(692)
Equity investment income (loss)	576	(36)	1,096	394
Liquidating businesses and other	91	157	251	501
FTE basis adjustment	(222)	(234)	(433)	(441)
Consolidated revenue, net of interest expense	$22,727	$21,968	$45,924	$44,246

Segments' net income	$3,463	$2,827	$5,918	$6,087
Adjustments, net-of-taxes:
ALM activities	(166)	(229)	(677)	(2,052)
Equity investment income (loss)	363	(23)	690	248
Liquidating businesses and other	352	(112)	(436)	(1,167)
Consolidated net income	$4,012	$2,463	$5,495	$3,116

			June 30
			2013	2012
Segments' total assets			$1,917,344	$1,834,446
Adjustments:
ALM activities, including securities portfolio			659,623	641,210
Equity investments			4,172	5,546
Liquidating businesses and other			72,508	181,802
Elimination of segment asset allocations to match liabilities			(530,327)	(502,150)
Consolidated total assets			$2,123,320	$2,160,854

(1)
Includes positive fair value adjustments on structured liabilities of $10 million and negative adjustments of $80 million for the three and six months ended June 30, 2013 compared to negative adjustments of $62 million and $3.4 billion for the same periods in 2012.

NOTE 21 – Subsequent Event

On July 17, 2013, the U.K. 2013 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by three percent to 20 percent. Two percent of the reduction will become effective on April 1, 2014 and the additional one percent reduction on April 1, 2015. These reductions will favorably affect income tax expense on future U.K. earnings but also require the Corporation to remeasure, in the period of enactment, its U.K. net deferred tax assets using the lower tax rates. As a result, in the three months ending September 30, 2013, the Corporation will record a charge to income tax expense of approximately $1.1 billion in aggregate for these reductions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended June 30, 2013. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
April 1 - 30, 2013	42,369	$11.91	42,256	$4,497
May 1 - 31, 2013	30,513	13.28	30,324	4,094
June 1 - 30, 2013	7,073	13.72	7,066	3,997
Three Months Ended June 30, 2013	79,955	12.59

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 14, 2013, the Corporation announced that its Board of Directors authorized the repurchase of up to $5.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, over four quarters beginning with the second quarter of 2013. For additional information, see Capital Management – Regulatory Capital on page 70 and Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of its equity securities during the three months ended June 30, 2013.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof (1)

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

Bank of America Corporation Registrant

Date:	August 1, 2013	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof (1)

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