Form 10-Q
period 2013-09-30
BANK OF AMERICA CORP /DE/
filed 2013-10-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Yes      No ✓
On October 29, 2013, there were 10,666,133,943 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "expects," "anticipates," "believes," "estimates," "targets," "intends," "plans," "goal" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could." The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation's future results and revenues, and future business and economic conditions more generally, including statements concerning: expectations regarding the pace of international economic growth: the expectation that, if the economy and home prices continue to improve, there will be additional reductions in the allowance for credit losses in future periods, although at a lower level than the third quarter; expectations regarding the anticipated transfers of mortgage servicing rights and their impact on the Corporation; expectations regarding incremental credit provision due to borrower assistance programs; expectations regarding future levels of net charge-offs; expectations of achieving cost savings as a result of Project New BAC of $8 billion per year on an annualized basis, or $2 billion per quarter, by mid-2015, with $1.5 billion in quarterly cost savings achieved by the fourth quarter of 2013; the possibility that the Corporation may conduct additional redemptions, tender offers, exercises and other transactions in the future depending on market conditions, capital, liquidity and other factors; the expectation that the Corporation will continue to streamline processes and achieve cost savings; expectations that, in the fourth quarter of 2013, noninterest expense in Legacy Assets & Servicing (excluding litigation expense) will be below $2.0 billion and the number of 60 days or more past due residential mortgage loans in the Legacy and Non-Legacy Residential Mortgage Serviced Portfolios will decline below 375,000; expectations regarding representations and warranties repurchase and other claims, including levels of unresolved repurchase claims related to private-label securitizations and the possibility of additional settlements in the future; the belief that there will likely be additional requests for loan files in the future leading to repurchase claims; the possibility that the Corporation may purchase common stock, preferred stock and outstanding debt instruments in various transactions depending on prevailing market conditions, liquidity and other factors; the possibility that the Corporation will need to register additional entities as swap dealers and major swap participants; the possibility that the Corporation will be required to restructure certain businesses as a result of final derivatives regulations and this may negatively impact our results of operations; expectations regarding the timing, content and impact of final regulatory capital rules, including the Corporation's ability to meet the final Basel 3 liquidity standards within regulatory timelines and the approval of the Corporation's analytical models for capital measurement under Basel 3 by U.S. regulatory agencies; expectations regarding the impact of the Financial Reform Act on the Corporation; expectations regarding whether the Corporation's issued and outstanding Qualifying Trust Preferred Securities will be classified as Tier 1 or Tier 2 capital beginning in 2016; expectations regarding the Standardized Approach as compared to the Advanced Approach; expectations related to reimbursement of delinquent FHA-insured loans; expectations regarding benefits to be obtained from the Corporation's centralized funding strategy; estimates concerning the Corporation's additional capital requirements as a global systemically important financial institution; the belief that default-related servicing costs peaked in late 2012 and have continued to decline in 2013; the Corporation's belief that it can quickly obtain cash for certain securities, even in stressed market conditions, through repurchase agreements or outright sales; the Corporation's belief that a portion of structured liability obligations will remain outstanding beyond the earliest put or redemption date; the Corporation's anticipation that debt levels will decline due to maturities through 2013; the estimation that lifetime losses on loans originated after 2008 will be significantly less than the losses experienced with respect to vintages prior to 2009; expectations regarding loans in the pay option portfolio; the belief that the Corporation's current market capitalization does not reflect the aggregate fair value of its individual reporting units; effects of the ongoing debt crisis in certain European countries, including the expectation of continued market volatility, the expectation that the Corporation will continue to support client activities in the region and that exposures may vary over time as the Corporation monitors the situation and manages its risk profile; the expectation that net losses on derivative instruments that qualify as cash flow hedges will be reclassified into earnings; the expectation that the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months; and other matters relating to the Corporation and the securities that it may offer from time to time or steps it may take to manage the risk of these securities. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K, and in any of the Corporation's subsequent Securities and Exchange Commission filings: The potential impact of the recent and any future government shutdown and/or debt ceiling impasse; the Corporation's ability to resolve representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more of the government-sponsored enterprises, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; the possible impact of a future FASB standard on accounting for credit losses; uncertainties about the financial stability of several countries in the Eurozone, the risk that those countries may default on their sovereign debt or exit the Eurozone and related stresses on financial markets, the Euro and the Eurozone and the Corporation's exposures to such risks, including direct, indirect and operational; uncertainties related to the timing and pace of Federal Reserve tapering of quantitative easing, and the impact on global interest rates, currency exchange rates, and economic conditions in a number of countries; the possibility of future inquiries or investigations regarding pending or completed foreclosure activities; the negative impact of the Financial Reform Act on the Corporation's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation's actions to mitigate such impacts; the potential impact on debit card interchange fee revenue in connection with the U.S. District Court for the District of Columbia's ruling on July 31, 2013 regarding the Federal Reserve's rules implementing the Financial Reform Act's Durbin Amendment; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation's competitive practices; the impact of continued refund payments to customers and potential regulatory enforcement action relating to optional identity theft protection services; the impact of potential regulatory enforcement action relating to certain optional credit card debt cancellation products; unexpected claims, damages, penalties and fines resulting from pending or future litigation and regulatory proceedings including proceedings instituted by members of the Financial Fraud Enforcement Task Force; the Corporation's ability to fully realize the cost savings and other anticipated benefits from Project New BAC, including in accordance with currently anticipated timeframes; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; and other similar matters.

Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Notes to the Consolidated Financial Statements referred to in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated by reference into the MD&A. Certain prior-period amounts have been reclassified to conform to current period presentation. Throughout the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. We operate our banking activities primarily under two national bank charters: Bank of America, National Association (Bank of America, N.A. or BANA) and FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On October 1, 2013, we completed the merger of our Merrill Lynch & Co., Inc. subsidiary into Bank of America Corporation. This merger has no effect on the Merrill Lynch name and brand and will have no impact on customers or clients. At September 30, 2013, the Corporation had approximately $2.1 trillion in assets and approximately 248,000 full-time equivalent employees.

As of September 30, 2013, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and we serve approximately 51 million consumer and small business relationships with approximately 5,200 banking centers, 16,200 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to more than three million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Table 1 provides selected consolidated financial data for the three and nine months ended September 30, 2013 and 2012, and at September 30, 2013 and December 31, 2012.

Table 1
Selected Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2013	2012	2013	2012
Income statement
Revenue, net of interest expense (FTE basis) (1)	$21,743	$20,657	$68,100	$65,344
Net income	2,497	340	7,992	3,456
Diluted earnings (loss) per common share (2)	0.20	0.00	0.62	0.22
Dividends paid per common share	0.01	0.01	0.03	0.03
Performance ratios
Return on average assets	0.47%	0.06%	0.49%	0.21%
Return on average tangible shareholders' equity (1)	6.32	0.84	6.67	2.89
Efficiency ratio (FTE basis) (1)	75.38	84.93	76.22	82.23
Asset quality
Allowance for loan and lease losses at period end			$19,432	$26,233
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (3)			2.10%	2.96%
Nonperforming loans, leases and foreclosed properties at period end (3)			$20,028	$24,925
Net charge-offs (4)	$1,687	$4,122	6,315	11,804
Annualized net charge-offs as a percentage of average loans and leases outstanding (3, 4)	0.73%	1.86%	0.93%	1.77%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (3)	0.75	1.93	0.96	1.83
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (3)	0.92	2.63	1.17	2.02
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (4)	2.90	1.60	2.30	1.66
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	2.42	1.17	1.92	1.21
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs	2.30	1.13	1.84	1.46

			September 30 2013	December 31 2012
Balance sheet
Total loans and leases			$934,392	$907,819
Total assets			2,126,653	2,209,974
Total deposits			1,110,118	1,105,261
Total common shareholders' equity			218,967	218,188
Total shareholders' equity			232,282	236,956
Capital ratios (5)
Tier 1 common capital			11.08%	11.06%
Tier 1 capital			12.33	12.89
Total capital			15.36	16.31
Tier 1 leverage			7.79	7.37

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 18.

(2)
Due to a net loss applicable to common shareholders for the three months ended September 30, 2012, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 104 and corresponding Table 42, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 113 and corresponding Table 51.

(4)
Net charge-offs exclude $443 million and $1.6 billion of write-offs in the purchased credit-impaired loan portfolio for the three and nine months ended September 30, 2013 compared to $1.7 billion for both of the same periods in 2012. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

(5)
Presents capital ratios in accordance with the Basel 1 – 2013 Rules, which include the Market Risk Final Rule at September 30, 2013. Basel 1 did not include the Basel 1 – 2013 Rules at December 31, 2012.

Third Quarter 2013 Economic and Business Environment

In the U.S., economic growth continued at a modest pace in the third quarter of 2013, led by retail sales and a continued recovery in the housing market. However, the economy was adversely affected by weak service spending gains and the continued impact of lower federal government expenditures. Modest employment gains continued during the quarter, with minor declines in the unemployment rate. Core inflation fell, ending the quarter near one percent on an annual basis, below the longer-term inflation target of two percent set by the Board of Governors of the Federal Reserve System (Federal Reserve).

The Federal Reserve announced during the quarter its decision to await more evidence that economic progress will be sustained before adjusting the pace of its securities purchases of agency mortgage-backed securities (MBS) and long-term U.S. Treasury securities, and maintained its forward guidance on interest rates expressed in terms of economic thresholds which began in December 2012. Sequestration remained in effect at quarter-end. Despite ongoing fiscal uncertainties and international economic difficulties, U.S. equities posted gains during the third quarter. As the third quarter ended, uncertainty increased surrounding the extension of the federal government's budget and an extension of the debt ceiling. However, both issues were temporarily resolved on October 16, 2013 with the extension of the federal government's budget until January 15, 2014 and the extension of the debt ceiling until February 7, 2014, setting the stage for potential further uncertainty.

Internationally, most key European and Asian economies demonstrated economic growth, with particularly robust economic growth in the U.K. and Japan. The Eurozone continued to demonstrate a reduced level of financial anxiety as its recession ended with a return to economic growth. China also demonstrated signs of economic stability, though a now slower pace of growth seems likely to prevail. For more information on our international exposure, see Non-U.S. Portfolio on page 119.

Recent Events

Basel 3 Rules

Basel 3 Regulatory Capital Rules

In July 2013, U.S. banking regulators approved final Basel 3 Regulatory Capital rules (Basel 3). The Basel 3 rules will be effective January 1, 2014; however, various aspects of Basel 3 will be subject to multi-year transition periods ending December 31, 2018. Basel 3 generally continues to be subject to interpretation by the U.S. banking regulators. Basel 3 will materially change our Tier 1 common, Tier 1 and Total capital calculations. It introduces new minimum capital ratios and buffer requirements, proposes a supplementary leverage ratio, changes the composition of regulatory capital, expands and modifies the calculation of risk-weighted assets for credit and market risk (the Advanced Approach), revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework and introduces a Standardized Approach for the calculation of risk-weighted assets, which will replace the current rules (Basel 1 – 2013 Rules) effective January 1, 2015. Under Basel 3, we will be required to calculate regulatory capital ratios and risk-weighted assets under both the Standardized and Advanced Approaches. The approach that yields the lower ratios is to be used to assess capital adequacy under the Prompt Corrective Action framework. The Prompt Corrective Action framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. The Basel 3 Advanced Approach requires approval by the U.S. regulatory agencies of analytical models used as part of capital measurement. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant. While we continue to evaluate the impact of both the Standardized and Advanced Approaches, we generally expect that initially the Standardized Approach will yield the lower ratios. For additional information, see Capital Management – Regulatory Capital Changes on page 74.

Proposed Supplementary Leverage Ratio

In July 2013, U.S. banking regulators issued a notice of proposed rulemaking (NPR) to modify the supplementary leverage ratio minimum requirements under Basel 3 effective in 2018. Under the proposed rule, the largest bank holding companies (BHCs), including the Corporation, would be required to maintain a minimum supplementary leverage ratio of three percent, plus a supplementary leverage buffer of two percent, for a total of five percent. If the Corporation's supplementary leverage buffer is not greater than or equal to two percent, then the Corporation would be subject to mandatory limits on its ability to make distributions of capital to shareholders, whether through dividends, stock repurchases or otherwise. In addition, the insured depository institutions of such BHCs, which for the Corporation would include primarily BANA and FIA, would be required to maintain a minimum six percent leverage ratio to be considered "well capitalized." The proposal is not yet final and, when finalized, could have provisions significantly different from those currently proposed. For additional information, see Capital Management – Regulatory Capital Changes on page 74.

Liquidity Standards

The Basel Committee on Banking Supervision (the Basel Committee) has issued two liquidity risk-related standards that are considered part of the Basel 3 liquidity standards: the Liquidity Coverage Ratio (LCR) and the Net Stable Funding Ratio (NSFR). For additional information, see Liquidity Risk – Basel 3 Liquidity Standards on page 82.

Sale of China Construction Bank Corporation Shares

In the third quarter of 2013, we sold our remaining equity investment in China Construction Bank Corporation (CCB), representing two billion shares, or approximately one percent of all CCB shares outstanding. The sale resulted in a pre-tax gain of $753 million.

The strategic assistance agreement (SAA) between the Corporation and CCB, which was recently extended to 2016, will continue. Under the SAA, the Corporation provides advice and assistance to CCB in specified business areas, focusing on processes and systems including customer service and sales models.

Common Stock Repurchases and Liability Management Actions

As disclosed in prior filings, the capital plan that the Corporation submitted to the Federal Reserve in January 2013 as part of our 2013 Comprehensive Capital Analysis and Review (CCAR) included a request to repurchase up to $5.0 billion of common stock and redeem $5.5 billion in preferred stock over four quarters beginning in the second quarter of 2013, and continue the quarterly common stock dividend at $0.01 per share. During the three months ended September 30, 2013, we repurchased and retired 60.0 million common shares for an aggregate purchase price of approximately $866 million. During the nine months ended September 30, 2013, we repurchased and retired 139.6 million common shares for an aggregate purchase price of approximately $1.9 billion and redeemed our Series H and 8 preferred stock for $5.5 billion.

In addition to the CCAR actions, during the three months ended September 30, 2013, we redeemed $951 million of the Corporation's 7.25% Non-Cumulative Preferred Stock, Series J. During the nine months ended September 30, 2013, we redeemed $76 million of our Non-Cumulative Preferred Stock, Series 6 and 7 and issued $1.0 billion of our Fixed-to-Floating Rate Semi-annual Non-Cumulative Preferred Stock, Series U. For additional information, see Capital Management – Regulatory Capital on page 71 and Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

During the nine months ended September 30, 2013, we repurchased certain of our debt and trust preferred securities with an aggregate carrying value of $6.1 billion for $6.2 billion in cash. The majority of this activity occurred during the third quarter of 2013. In addition, on October 17, 2013, we announced a $4.0 billion cash tender offer for certain senior notes maturing in 2014. As of the October 30, 2013 early tender deadline, more than $4.0 billion in senior notes had been tendered. We may conduct additional redemptions, tender offers, exercises and other transactions in the future depending on prevailing market conditions, capital, liquidity and other factors.

Impact of U.K. Corporate Income Tax Rate Reduction

On July 17, 2013, the United Kingdom (U.K.) 2013 Finance Act was enacted, which reduced the U.K. corporate income tax rate by three percent to 20 percent. Two percent of the reduction will become effective on April 1, 2014 and the additional one percent reduction on April 1, 2015. These reductions, which represented the final in a series of announced reductions, will favorably affect income tax expense on future U.K. earnings but also required the Corporation to remeasure, in the three months ended September 30, 2013, its U.K. net deferred tax assets using the lower tax rates. This resulted in a charge to income tax expense of approximately $1.1 billion in aggregate for these reductions. Because our deferred tax assets in excess of a certain amount are disallowed in calculating regulatory capital, this charge did not impact our capital ratios.

Performance Overview

Net income was $2.5 billion, or $0.20 per diluted share and $8.0 billion, or $0.62 per diluted share for the three and nine months ended September 30, 2013 compared to $340 million, or $0.00 and $3.5 billion, or $0.22 for the same periods in 2012. The results for the three and nine months ended September 30, 2013 reflect our efforts to stabilize revenue, decrease costs, strengthen the balance sheet and improve credit quality. The following highlights the most significant changes from the prior-year periods.

Net interest income on a fully taxable-equivalent (FTE) basis increased $312 million to $10.5 billion, and $1.1 billion to $32.1 billion for the three and nine months ended September 30, 2013. For more information on the significant drivers of net interest income, see Financial Highlights on page 9.

Noninterest income increased $774 million to $11.3 billion, and $1.6 billion to $36.0 billion for the three and nine months ended September 30, 2013. The significant drivers for the increase in the three-month period were higher equity investment income primarily related to the gain on the sale of the company's remaining CCB shares in the current quarter, partially offset by lower mortgage banking income. Also impacting results were negative fair value adjustments on structured liabilities of $152 million for the three months ended September 30, 2013 compared to a negative $1.3 billion for the same period in 2012 and debit valuation adjustment (DVA) losses on derivatives, net of hedges, of $292 million compared to losses of $583 million.

The significant drivers for the increase in noninterest income for the nine-month period were increases in equity investment income, investment banking income and investment and brokerage services income, partially offset by lower mortgage banking income and lower gains on sales of debt securities. Also impacting results were negative fair value adjustments on structured liabilities of $232 million for the nine months ended September 30, 2013 compared to a negative $4.7 billion for the same period in 2012 and DVA losses on derivatives, net of hedges, of $307 million compared to losses of $2.2 billion. The year-ago period included gains of $1.7 billion related to liability management actions.

The provision for credit losses decreased $1.5 billion to $296 million, and $2.7 billion to $3.2 billion for the three and nine months ended September 30, 2013 due to continued improvement in the home loans portfolio primarily as a result of increased home prices, and improvement in credit card portfolios.

Noninterest expense decreased $1.2 billion to $16.4 billion, and $1.8 billion to $51.9 billion for the three and nine months ended September 30, 2013. The decrease for the three-month period was driven by a $889 million decrease in other general operating expense primarily due to lower litigation expense, a decrease in professional fees due in part to reduced Legacy Assets & Servicing expenses, and a decrease in personnel expense as we have continued to streamline processes and achieve cost savings. The decrease for the nine-month period was driven by decreases in personnel expense and professional fees due to the same factors as described in the three-month discussion above. Also contributing to the nine-month decrease was a $540 million decrease in other general operating expense as a result of lower Federal Deposit Insurance Corporation (FDIC) expense and lower default-related servicing expenses, partially offset by higher litigation expense. Litigation expense was $1.1 billion and $3.8 billion for the three and nine months ended September 30, 2013 compared to $1.6 billion and $3.3 billion for the same periods in 2012.

Income tax expense was $2.3 billion on $4.8 billion of pre-tax income and $4.3 billion on $12.3 billion of pre-tax income, resulting in effective tax rates of 48.5 percent and 35.2 percent for the three and nine months ended September 30, 2013. This was compared to $770 million on $1.1 billion of pre-tax income and $1.5 billion on $5.0 billion of pre-tax income that resulted in effective tax rates of 69.4 percent and 30.5 percent for the same periods in 2012. The effective tax rates for the three and nine months ended September 30, 2013 were primarily driven by the $1.1 billion impact of the U.K. corporate income tax rate reduction compared to $788 million for the same periods in 2012.

For additional summary information on the Corporation's results, see Financial Highlights on page 9.

Table 2
Summary Income Statement
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Net interest income (FTE basis) (1)	$10,479	$10,167	$32,125	$31,002
Noninterest income	11,264	10,490	35,975	34,342
Total revenue, net of interest expense (FTE basis) (1)	21,743	20,657	68,100	65,344
Provision for credit losses	296	1,774	3,220	5,965
Noninterest expense	16,389	17,544	51,907	53,733
Income before income taxes	5,058	1,339	12,973	5,646
Income tax expense (FTE basis) (1)	2,561	999	4,981	2,190
Net income	2,497	340	7,992	3,456
Preferred stock dividends	279	373	1,093	1,063
Net income (loss) applicable to common shareholders	$2,218	$(33)	$6,899	$2,393

Per common share information
Earnings	$0.21	$0.00	$0.64	$0.22
Diluted earnings	0.20	0.00	0.62	0.22

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 18.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $312 million to $10.5 billion, and $1.1 billion to $32.1 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increases were primarily due to reductions in long-term debt balances, higher yields on debt securities including the impact of market-related premium amortization expense, lower rates paid on deposits, higher commercial loan balances and increased trading-related net interest income, partially offset by lower consumer loan balances as well as lower asset yields driven by the low rate environment. The net interest yield on a FTE basis increased 12 basis points (bps) and nine bps to 2.44 percent for both the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to the same factors as described above.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Card income	$1,444	$1,538	$4,323	$4,573
Service charges	1,884	1,934	5,520	5,780
Investment and brokerage services	2,995	2,781	9,165	8,504
Investment banking income	1,297	1,336	4,388	3,699
Equity investment income	1,184	238	2,427	1,371
Trading account profits	1,266	1,239	6,193	5,078
Mortgage banking income	585	2,019	3,026	5,290
Gains on sales of debt securities	356	339	881	1,491
Other income (loss)	260	(928)	72	(1,392)
Net impairment losses recognized in earnings on AFS debt securities	(7)	(6)	(20)	(52)
Total noninterest income	$11,264	$10,490	$35,975	$34,342

Noninterest income increased $774 million to $11.3 billion, and $1.6 billion to $36.0 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The following highlights the significant changes.

•	Card income decreased $94 million and $250 million primarily driven by lower revenue as a result of our exit of consumer protection products.

•
Investment and brokerage services increased $214 million and $661 million primarily driven by the impact of long-term assets under management (AUM) inflows, higher market levels and increased transactional activity.

•
Investment banking income decreased $39 million for the three months ended September 30, 2013 driven by declines in debt underwriting fees, and increased $689 million for the nine months ended September 30, 2013 primarily due to an increase in debt and equity underwriting fees.

•
Equity investment income increased $946 million and $1.1 billion primarily due to a $753 million gain on the sale of our remaining investment in CCB and gains on the sales of a portion of an equity investment in the three and nine months ended September 30, 2013, partially offset by gains on the sales of an investment in Global Markets in the nine months ended September 30, 2012.

•
Trading account profits increased $27 million and $1.1 billion. Net DVA losses on derivatives were $292 million and $307 million for the three and nine months ended September 30, 2013 compared to losses of $583 million and $2.2 billion in the year-ago periods. Excluding net DVA, trading account profits decreased $264 million and $778 million primarily due to decreases in our fixed income, currencies and commodities (FICC) businesses driven by unfavorable market conditions.

•
Mortgage banking income decreased $1.4 billion and $2.3 billion for the three and nine months ended September 30, 2013 primarily driven by a decrease in servicing income due to a smaller servicing portfolio as a result of mortgage servicing rights (MSR) sales and portfolio runoff, less favorable MSR net-of-hedge performance and the divestiture of an ancillary servicing business in the prior year. Also contributing to the decreases were declines in production income. The decrease for the three months ended September 30, 2013 was due to lower volumes combined with continued industry-wide margin compression, and the decrease for the nine months ended September 30, 2013 was primarily driven by lower margins.

•
Other income (loss) increased $1.2 billion to $260 million, and $1.5 billion to $72 million for the three and nine months ended September 30, 2013. Negative fair value adjustments on structured liabilities were $152 million and $232 million for the three and nine months ended September 30, 2013 compared to negative adjustments of $1.3 billion and $4.7 billion in the year-ago periods. The nine months ended September 30, 2013 included a $450 million write-down of a receivable. The nine months ended September 30, 2012 included gains related to liability management actions of $1.7 billion.

Provision for Credit Losses

The provision for credit losses decreased $1.5 billion to $296 million, and $2.7 billion to $3.2 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. For the three and nine months ended September 30, 2013, the provision for credit losses was $1.4 billion and $3.1 billion lower than net charge-offs, resulting in a reduction in the allowance for credit losses due to continued improvement in the home loans and credit card portfolios. This compared to reductions of $2.3 billion and $5.8 billion in the allowance for credit losses for the three and nine months ended September 30, 2012. If the economy and home prices continue to improve, we anticipate additional reductions in the allowance for credit losses in future periods, although at a lower level than the third quarter.

Net charge-offs totaled $1.7 billion, or 0.73 percent, and $6.3 billion, or 0.93 percent of average loans and leases for the three and nine months ended September 30, 2013 compared to $4.1 billion, or 1.86 percent, and $11.8 billion, or 1.77 percent for the same periods in 2012. The decrease in net charge-offs was primarily driven by credit quality improvement across nearly all major portfolios. Also, the prior-year periods included charge-offs associated with the National Mortgage Settlement and loans discharged in Chapter 7 bankruptcy due to the implementation of regulatory guidance. Given improving trends in delinquencies and the Home Price Index, absent any unexpected changes in the economy, we expect net charge-offs to decline again in the fourth quarter of 2013 and stabilize sometime in 2014 at approximately $1.5 billion per quarter. For more information on the provision for credit losses, see Provision for Credit Losses on page 123.

Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Personnel	$8,310	$8,431	$26,732	$27,348
Occupancy	1,096	1,160	3,359	3,419
Equipment	538	561	1,620	1,718
Marketing	511	479	1,377	1,393
Professional fees	702	873	2,045	2,578
Amortization of intangibles	270	315	820	955
Data processing	779	640	2,370	2,188
Telecommunications	397	410	1,217	1,227
Other general operating	3,786	4,675	12,367	12,907
Total noninterest expense	$16,389	$17,544	$51,907	$53,733

Noninterest expense decreased $1.2 billion to $16.4 billion, and $1.8 billion to $51.9 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decrease for the three months ended September 30, 2013 was driven by a $889 million decrease in other general operating expense primarily due to a $450 million decrease in litigation expense, a $171 million decrease in professional fees due in part to reduced default management activities in Legacy Assets & Servicing, and a $121 million decrease in personnel expense as we continue to streamline processes and achieve cost savings. The decrease for the nine months ended September 30, 2013 was driven by a $616 million decrease in personnel expense and a $533 million decrease in professional fees as a result of the same factors as described in the three-month discussion above. Also contributing to the nine-month decrease was a $540 million decrease in other general operating expense as a result of lower FDIC expense and lower default-related servicing expenses, partially offset by a $494 million increase in litigation expense.

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

Income Tax Expense

Income tax expense was $2.3 billion on pre-tax income of $4.8 billion for the three months ended September 30, 2013 compared to $770 million on pre-tax income of $1.1 billion for the same period in 2012 and resulted in effective tax rates of 48.5 percent and 69.4 percent. Income tax expense was $4.3 billion on pre-tax income of $12.3 billion for the nine months ended September 30, 2013 compared to $1.5 billion on pre-tax income of $5.0 billion for the same period in 2012 and resulted in effective tax rates of 35.2 percent and 30.5 percent.

The effective tax rate for the three months ended September 30, 2013 included the $1.1 billion impact of the U.K. corporate income tax rate reduction enacted in July 2013, partially offset by our recurring tax preference items. The effective tax rate for the three months ended September 30, 2012 included the $788 million impact of the U.K. corporate income tax rate reduction that was enacted in July 2012, partially offset by our recurring tax preference items and by tax benefits related to certain non-U.S. jurisdictions, including an increase in our accumulated earnings presumed to be permanently reinvested offshore.

The effective tax rates for the nine months ended September 30, 2013 and 2012 were driven by the same factors as described in the three-month discussion above. The effective tax rate for the nine months ended September 30, 2013 also included the impact of increased tax benefits from the 2012 non-U.S. restructurings as compared to amounts previously recognized.

On July 17, 2013, the U.K. 2013 Finance Act was enacted, which reduced the U.K. corporate income tax rate by three percent to 20 percent. Two percent of the reduction will become effective on April 1, 2014 and the additional one percent reduction on April 1, 2015. These reductions, which represented the final in a series of announced reductions, will favorably affect future U.K. earnings but also required us to remeasure, in the period of enactment, our U.K. net deferred tax assets using the lower tax rates. As a result, in the three months ended September 30, 2013, we recorded a charge to income tax expense of $1.1 billion in aggregate for these reductions. Because our deferred tax assets in excess of a certain amount are disallowed in calculating regulatory capital, this charge did not impact our capital ratios.

Balance Sheet Overview

Table 5
Selected Balance Sheet Data
			Average Balance
	September 30 2013	December 31 2012	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)			2013	2012	2013	2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$212,007	$219,924	$223,434	$234,955	$231,379	$234,058
Trading account assets	201,206	227,775	194,324	199,039	220,343	196,379
Debt securities	320,998	360,331	327,493	355,302	342,278	351,348
Loans and leases	934,392	907,819	923,978	888,859	914,888	900,650
Allowance for loan and lease losses	(19,432)	(24,179)	(20,473)	(29,478)	(22,031)	(31,377)
All other assets	477,482	518,304	474,674	524,635	486,307	533,916
Total assets	$2,126,653	$2,209,974	$2,123,430	$2,173,312	$2,173,164	$2,184,974
Liabilities
Deposits	$1,110,118	$1,105,261	$1,090,611	$1,049,697	$1,082,005	$1,037,610
Federal funds purchased and securities loaned or sold under agreements to repurchase	226,274	293,259	235,205	287,142	268,737	274,395
Trading account liabilities	82,713	73,587	84,648	77,528	90,321	78,041
Short-term borrowings	40,769	30,731	44,220	37,881	42,749	37,981
Long-term debt	255,331	275,585	258,717	291,684	267,582	329,320
All other liabilities	179,166	194,595	179,637	193,341	187,644	192,901
Total liabilities	1,894,371	1,973,018	1,893,038	1,937,273	1,939,038	1,950,248
Shareholders' equity	232,282	236,956	230,392	236,039	234,126	234,726
Total liabilities and shareholders' equity	$2,126,653	$2,209,974	$2,123,430	$2,173,312	$2,173,164	$2,184,974

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

Assets

At September 30, 2013, total assets were approximately $2.1 trillion, a decrease of $83.3 billion, or four percent, from December 31, 2012. The decrease over the nine months was driven by lower debt securities due to net sales of U.S. Treasuries, paydowns and decreases in the fair value of available-for-sale (AFS) debt securities resulting from the impact of higher interest rates, lower trading account assets due to a reduction in U.S. government and agency securities, a decline in consumer loan balances driven by continued run-off in certain portfolios as well as paydowns and charge-offs outpacing originations, and a decline in securities borrowed or purchased under agreements to resell due to lower matched-book activity. These decreases were partially offset by higher commercial loan balances.

Average total assets decreased $49.9 billion and $11.8 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decreases were driven by a decline in consumer loan balances driven by continued run-off in certain portfolios as well as paydowns and charge-offs outpacing originations, lower debt securities due to net sales of U.S. Treasuries, paydowns and decreases in the fair value of AFS debt securities resulting from the impact of higher interest rates, a decline in securities borrowed or purchased under agreements to resell due to lower matched-book activity, and reductions in all other assets primarily due to lower derivative dealer assets and cash and cash equivalents. These declines were partially offset by higher commercial loan balances and the nine-month comparison was also impacted by higher trading account assets due to increased securities inventory and client-based activity.

Liabilities and Shareholders' Equity

At September 30, 2013, total liabilities were approximately $1.9 trillion, a decrease of $78.6 billion, or four percent, from December 31, 2012 primarily driven by decreases in securities loaned or sold under agreements to repurchase due to lower matched-book activity and trading inventory, and reductions in long-term debt. These decreases were partially offset by higher short-term borrowings due to an increase in advances from the Federal Home Loan Bank (FHLB), an increase in trading account liabilities, and growth in deposits.

Average total liabilities decreased $44.2 billion and $11.2 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decreases were primarily driven by a decline in securities loaned or sold under agreements to repurchase due to lower matched-book activity, and reductions in long-term debt, partially offset by growth in deposits.

At September 30, 2013, shareholders' equity was $232.3 billion, a decrease of $4.7 billion from December 31, 2012 driven by net preferred stock redemptions, common stock repurchases and a decrease in the fair value of AFS debt securities resulting from the impact of higher interest rates, which is recorded in accumulated other comprehensive income (OCI). These decreases were partially offset by earnings and the positive impact of a remeasurement of pension plan assets and liabilities.

Average shareholders' equity decreased $5.6 billion for the three months ended September 30, 2013 compared to the same period in 2012 primarily driven by net preferred stock redemptions and common stock repurchases, partially offset by earnings.

Average shareholders' equity remained relatively unchanged for the nine months ended September 30, 2013 compared to the same period in 2012 as net preferred stock redemptions and common stock repurchases were offset by earnings.

Table 6
Selected Quarterly Financial Data
	2013 Quarters			2012 Quarters
(In millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$10,266	$10,549	$10,664	$10,324	$9,938
Noninterest income	11,264	12,178	12,533	8,336	10,490
Total revenue, net of interest expense	21,530	22,727	23,197	18,660	20,428
Provision for credit losses	296	1,211	1,713	2,204	1,774
Noninterest expense	16,389	16,018	19,500	18,360	17,544
Income (loss) before income taxes	4,845	5,498	1,984	(1,904)	1,110
Income tax expense (benefit)	2,348	1,486	501	(2,636)	770
Net income	2,497	4,012	1,483	732	340
Net income (loss) applicable to common shareholders	2,218	3,571	1,110	367	(33)
Average common shares issued and outstanding	10,719	10,776	10,799	10,777	10,776
Average diluted common shares issued and outstanding (1)	11,482	11,525	11,155	10,885	10,776
Performance ratios
Return on average assets	0.47%	0.74%	0.27%	0.13%	0.06%
Four quarter trailing return on average assets (2)	0.40	0.30	0.23	0.19	0.25
Return on average common shareholders' equity	4.06	6.55	2.06	0.67	n/m
Return on average tangible common shareholders' equity (3)	6.15	9.88	3.12	1.01	n/m
Return on average tangible shareholders' equity (3)	6.32	9.98	3.69	1.77	0.84
Total ending equity to total ending assets	10.92	10.88	10.91	10.72	11.02
Total average equity to total average assets	10.85	10.76	10.71	10.79	10.86
Dividend payout	4.82	3.01	9.75	29.33	n/m
Per common share data
Earnings	$0.21	$0.33	$0.10	$0.03	$0.00
Diluted earnings (1)	0.20	0.32	0.10	0.03	0.00
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	20.50	20.18	20.19	20.24	20.40
Tangible book value (3)	13.62	13.32	13.36	13.36	13.48
Market price per share of common stock
Closing	$13.80	$12.86	$12.18	$11.61	$8.83
High closing	14.95	13.83	12.78	11.61	9.55
Low closing	12.83	11.44	11.03	8.93	7.04
Market capitalization	$147,429	$138,156	$131,817	$125,136	$95,163

(1)
Due to a net loss applicable to common shareholders for the third quarter of 2012, the impact of antidilutive equity instruments was excluded from diluted earnings per share and average diluted common shares.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 18.

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 87.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 104 and corresponding Table 42, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 113 and corresponding Table 51.

(7)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $443 million, $313 million, $839 million, $1.1 billion and $1.7 billion of write-offs in the purchased credit-impaired loan portfolio for the third, second and first quarters of 2013 and the fourth and third quarters of 2012. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

(9)
Presents capital ratios in accordance with the Basel 1 – 2013 Rules, which include the Market Risk Final Rule at September 30, 2013. Basel 1 did not include the Basel 1 – 2013 Rules at December 31, 2012.

n/m = not meaningful

Table 6
Selected Quarterly Financial Data (continued)
	2013 Quarters			2012 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Average balance sheet
Total loans and leases	$923,978	$914,234	$906,259	$893,166	$888,859
Total assets	2,123,430	2,184,610	2,212,430	2,210,365	2,173,312
Total deposits	1,090,611	1,079,956	1,075,280	1,078,076	1,049,697
Long-term debt	258,717	270,198	273,999	277,894	291,684
Common shareholders' equity	216,766	218,790	218,225	219,744	217,273
Total shareholders' equity	230,392	235,063	236,995	238,512	236,039
Asset quality (4)
Allowance for credit losses (5)	$19,912	$21,709	$22,927	$24,692	$26,751
Nonperforming loans, leases and foreclosed properties (6)	20,028	21,280	22,842	23,555	24,925
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	2.10%	2.33%	2.49%	2.69%	2.96%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	100	103	102	107	111
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	84	84	82	82	81
Amounts included in allowance that are excluded from nonperforming loans and leases (7)	$8,972	$9,919	$10,690	$12,021	$13,978
Allowance as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance that are excluded from nonperforming loans and leases (7)	54%	55%	53%	54%	52%
Net charge-offs (8)	$1,687	$2,111	$2,517	$3,104	$4,122
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.73%	0.94%	1.14%	1.40%	1.86%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.75	0.97	1.18	1.44	1.93
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.92	1.07	1.52	1.90	2.63
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	2.10	2.26	2.44	2.52	2.68
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	2.17	2.33	2.53	2.62	2.81
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	2.90	2.51	2.20	1.96	1.60
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.42	2.04	1.76	1.51	1.17
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.30	2.18	1.65	1.44	1.13
Capital ratios (period end) (9)
Risk-based capital:
Tier 1 common capital	11.08%	10.83%	10.49%	11.06%	11.41%
Tier 1 capital	12.33	12.16	12.22	12.89	13.64
Total capital	15.36	15.27	15.50	16.31	17.16
Tier 1 leverage	7.79	7.49	7.49	7.37	7.84
Tangible equity (3)	7.73	7.67	7.78	7.62	7.85
Tangible common equity (3)	7.08	6.98	6.88	6.74	6.95
For footnotes see page 14.

Table 7
Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(In millions, except per share information)	2013	2012
Income statement
Net interest income	$31,479	$30,332
Noninterest income	35,975	34,342
Total revenue, net of interest expense	67,454	64,674
Provision for credit losses	3,220	5,965
Noninterest expense	51,907	53,733
Income before income taxes	12,327	4,976
Income tax expense	4,335	1,520
Net income	7,992	3,456
Net income applicable to common shareholders	6,899	2,393
Average common shares issued and outstanding	10,764	10,735
Average diluted common shares issued and outstanding	11,524	10,827
Performance ratios
Return on average assets	0.49%	0.21%
Return on average common shareholders' equity	4.23	1.48
Return on average tangible common shareholders' equity (1)	6.40	2.26
Return on average tangible shareholders' equity (1)	6.67	2.89
Total ending equity to total ending assets	10.92	11.02
Total average equity to total average assets	10.77	10.74
Dividend payout	4.68	13.79
Per common share data
Earnings	$0.64	$0.22
Diluted earnings	0.62	0.22
Dividends paid	0.03	0.03
Book value	20.50	20.40
Tangible book value (1)	13.62	13.48
Market price per share of common stock
Closing	$13.80	$8.83
High closing	14.95	9.93
Low closing	11.03	5.80
Market capitalization	$147,429	$95,163

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 18.

(2)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 87.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 104 and corresponding Table 42, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 113 and corresponding Table 51.

(5)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(6)
Net charge-offs exclude $1.6 billion and $1.7 billion of write-offs in the purchased credit-impaired loan portfolio for the nine months ended September 30, 2013 and 2012. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

Table 7
Selected Year-to-Date Financial Data (continued)
	Nine Months Ended September 30
(Dollars in millions)	2013	2012
Average balance sheet
Total loans and leases	$914,888	$900,650
Total assets	2,173,164	2,184,974
Total deposits	1,082,005	1,037,610
Long-term debt	267,582	329,320
Common shareholders' equity	217,922	216,073
Total shareholders' equity	234,126	234,726
Asset quality (2)
Allowance for credit losses (3)	$19,912	$26,751
Nonperforming loans, leases and foreclosed properties (4)	20,028	24,925
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	2.10%	2.96%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	100	111
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (4)	84	81
Amounts included in allowance that are excluded from nonperforming loans and leases (5)	$8,972	$13,978
Allowance as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance that are excluded from nonperforming loans and leases (5)	54%	52%
Net charge-offs (6)	$6,315	$11,804
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 6)	0.93%	1.77%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (4)	0.96	1.83
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	1.17	2.02
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	2.10	2.68
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	2.17	2.81
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (6)	2.30	1.66
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	1.92	1.21
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	1.84	1.46
For footnotes see page 16.

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

We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders' equity or common shareholders' equity amount which has been reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models all use return on average tangible shareholders' equity (ROTE) as key measures to support our overall growth goals. These ratios are as follows:

•
Return on average tangible common shareholders' equity measures our earnings contribution as a percentage of adjusted common shareholders' equity. The tangible common equity ratio represents adjusted ending common shareholders' equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•
ROTE measures our earnings contribution as a percentage of adjusted average total shareholders' equity. The tangible equity ratio represents adjusted ending shareholders' equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•	Tangible book value per common share represents adjusted ending common shareholders' equity divided by ending common shares outstanding.

The aforementioned supplemental data and performance measures are presented in Tables 6 and 7.

We evaluate our business segment results based on measures that utilize return on average allocated capital, and prior to January 1, 2013, the return on average economic capital, both of which represent non-GAAP financial measures. These ratios are calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital or average economic capital, as applicable. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity for the business segments is comprised of allocated capital (or economic capital prior to 2013) plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For additional information, see Business Segment Operations on page 30 and Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Tables 8, 9 and 10 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2013 Quarters			2012 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Fully taxable-equivalent basis data
Net interest income	$10,479	$10,771	$10,875	$10,555	$10,167
Total revenue, net of interest expense	21,743	22,949	23,408	18,891	20,657
Net interest yield (1)	2.44%	2.44%	2.43%	2.35%	2.32%
Efficiency ratio	75.38	69.80	83.31	97.19	84.93

(1)
Calculation includes fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, of $50 million, $40 million and $33 million for the third, second and first quarters of 2013, and $42 million and $48 million for the fourth and third quarters of 2012, respectively.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2013 Quarters			2012 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,266	$10,549	$10,664	$10,324	$9,938
Fully taxable-equivalent adjustment	213	222	211	231	229
Net interest income on a fully taxable-equivalent basis	$10,479	$10,771	$10,875	$10,555	$10,167
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$21,530	$22,727	$23,197	$18,660	$20,428
Fully taxable-equivalent adjustment	213	222	211	231	229
Total revenue, net of interest expense on a fully taxable-equivalent basis	$21,743	$22,949	$23,408	$18,891	$20,657
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$2,348	$1,486	$501	$(2,636)	$770
Fully taxable-equivalent adjustment	213	222	211	231	229
Income tax expense (benefit) on a fully taxable-equivalent basis	$2,561	$1,708	$712	$(2,405)	$999
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$216,766	$218,790	$218,225	$219,744	$217,273
Goodwill	(69,903)	(69,930)	(69,945)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(5,993)	(6,270)	(6,549)	(6,874)	(7,194)
Related deferred tax liabilities	2,296	2,360	2,425	2,490	2,556
Tangible common shareholders' equity	$143,166	$144,950	$144,156	$145,384	$142,659
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$230,392	$235,063	$236,995	$238,512	$236,039
Goodwill	(69,903)	(69,930)	(69,945)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(5,993)	(6,270)	(6,549)	(6,874)	(7,194)
Related deferred tax liabilities	2,296	2,360	2,425	2,490	2,556
Tangible shareholders' equity	$156,792	$161,223	$162,926	$164,152	$161,425
Reconciliation of period-end common shareholders' equity to period-end tangible common shareholders' equity
Common shareholders' equity	$218,967	$216,791	$218,513	$218,188	$219,838
Goodwill	(69,891)	(69,930)	(69,930)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(5,843)	(6,104)	(6,379)	(6,684)	(7,030)
Related deferred tax liabilities	2,231	2,297	2,363	2,428	2,494
Tangible common shareholders' equity	$145,464	$143,054	$144,567	$143,956	$145,326
Reconciliation of period-end shareholders' equity to period-end tangible shareholders' equity
Shareholders' equity	$232,282	$231,032	$237,293	$236,956	$238,606
Goodwill	(69,891)	(69,930)	(69,930)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(5,843)	(6,104)	(6,379)	(6,684)	(7,030)
Related deferred tax liabilities	2,231	2,297	2,363	2,428	2,494
Tangible shareholders' equity	$158,779	$157,295	$163,347	$162,724	$164,094
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,126,653	$2,123,320	$2,174,819	$2,209,974	$2,166,162
Goodwill	(69,891)	(69,930)	(69,930)	(69,976)	(69,976)
Intangible assets (excluding MSRs)	(5,843)	(6,104)	(6,379)	(6,684)	(7,030)
Related deferred tax liabilities	2,231	2,297	2,363	2,428	2,494
Tangible assets	$2,053,150	$2,049,583	$2,100,873	$2,135,742	$2,091,650

Table 9
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2013	2012
Fully taxable-equivalent basis data
Net interest income	$32,125	$31,002
Total revenue, net of interest expense	68,100	65,344
Net interest yield (1)	2.44%	2.35%
Efficiency ratio	76.22	82.23
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$31,479	$30,332
Fully taxable-equivalent adjustment	646	670
Net interest income on a fully taxable-equivalent basis	$32,125	$31,002
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$67,454	$64,674
Fully taxable-equivalent adjustment	646	670
Total revenue, net of interest expense on a fully taxable-equivalent basis	$68,100	$65,344
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$4,335	$1,520
Fully taxable-equivalent adjustment	646	670
Income tax expense on a fully taxable-equivalent basis	$4,981	$2,190
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$217,922	$216,073
Goodwill	(69,926)	(69,973)
Intangible assets (excluding MSRs)	(6,269)	(7,531)
Related deferred tax liabilities	2,360	2,627
Tangible common shareholders' equity	$144,087	$141,196
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$234,126	$234,726
Goodwill	(69,926)	(69,973)
Intangible assets (excluding MSRs)	(6,269)	(7,531)
Related deferred tax liabilities	2,360	2,627
Tangible shareholders' equity	$160,291	$159,849

(1)
Calculation includes fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, of $123 million and $147 million for the nine months ended September 30, 2013 and 2012.

Table 10
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012

Consumer & Business Banking
Reported net income	$1,779	$1,351	$4,621	$4,101
Adjustment related to intangibles (2)	2	3	6	10
Adjusted net income	$1,781	$1,354	$4,627	$4,111

Average allocated equity (3)	$62,032	$56,413	$62,058	$56,059
Adjustment related to goodwill and a percentage of intangibles	(32,032)	(32,142)	(32,058)	(32,179)
Average allocated capital/economic capital	$30,000	$24,271	$30,000	$23,880

Global Banking
Reported net income	$1,134	$1,151	$3,707	$3,952
Adjustment related to intangibles (2)	1	1	2	3
Adjusted net income	$1,135	$1,152	$3,709	$3,955

Average allocated equity (3)	$45,413	$42,066	$45,412	$41,807
Adjustment related to goodwill and a percentage of intangibles	(22,413)	(22,427)	(22,412)	(22,431)
Average allocated capital/economic capital	$23,000	$19,639	$23,000	$19,376

Global Markets
Reported net income (loss)	$(778)	$(276)	$1,348	$1,048
Adjustment related to intangibles (2)	2	2	6	7
Adjusted net income (loss)	$(776)	$(274)	$1,354	$1,055

Average allocated equity (3)	$35,369	$18,796	$35,371	$19,069
Adjustment related to goodwill and a percentage of intangibles	(5,369)	(5,382)	(5,371)	(5,366)
Average allocated capital/economic capital	$30,000	$13,414	$30,000	$13,703

Global Wealth & Investment Management
Reported net income	$719	$571	$2,197	$1,669
Adjustment related to intangibles (2)	4	6	13	18
Adjusted net income	$723	$577	$2,210	$1,687

Average allocated equity (3)	$20,283	$18,199	$20,302	$17,473
Adjustment related to goodwill and a percentage of intangibles	(10,283)	(10,359)	(10,302)	(10,380)
Average allocated capital/economic capital	$10,000	$7,840	$10,000	$7,093

(1)	There are no adjustments to reported net income (loss) or average allocated equity for CRES.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital (or economic capital prior to 2013) plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital and economic capital, see Business Segment Operations on page 30 and Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Table 10
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (continued) (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012

Consumer & Business Banking
Deposits
Reported net income	$572	$291	$1,454	$928
Adjustment related to intangibles (2)	—	—	—	1
Adjusted net income	$572	$291	$1,454	$929

Average allocated equity (3)	$35,398	$33,454	$35,403	$32,847
Adjustment related to goodwill and a percentage of intangibles	(19,998)	(20,018)	(20,003)	(20,024)
Average allocated capital/economic capital	$15,400	$13,436	$15,400	$12,823

Consumer Lending
Reported net income	$1,207	$1,060	$3,167	$3,173
Adjustment related to intangibles (2)	2	3	6	9
Adjusted net income	$1,209	$1,063	$3,173	$3,182

Average allocated equity (3)	$26,634	$22,959	$26,655	$23,212
Adjustment related to goodwill and a percentage of intangibles	(12,034)	(12,124)	(12,055)	(12,155)
Average allocated capital/economic capital	$14,600	$10,835	$14,600	$11,057
For footnotes see page 21.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on a FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 49, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 11 provides additional clarity in assessing our results.

Table 11
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Net interest income (FTE basis)
As reported (1)	$10,479	$10,167	$32,125	$31,002
Impact of trading-related net interest income	(888)	(847)	(2,817)	(2,296)
Net interest income excluding trading-related net interest income (2)	$9,591	$9,320	$29,308	$28,706
Average earning assets
As reported	$1,710,685	$1,750,275	$1,759,939	$1,763,600
Impact of trading-related earning assets	(446,212)	(446,948)	(476,908)	(438,640)
Average earning assets excluding trading-related earning assets (2)	$1,264,473	$1,303,327	$1,283,031	$1,324,960
Net interest yield contribution (FTE basis) (3)
As reported (1)	2.44%	2.32%	2.44%	2.35%
Impact of trading-related activities	0.58	0.53	0.61	0.54
Net interest yield on earning assets excluding trading-related activities (2)	3.02%	2.85%	3.05%	2.89%

(1)
Net interest income and net interest yield include fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain non-U.S. central banks, of $50 million and $123 million for the three and nine months ended September 30, 2013 and $48 million and $147 million for the three and nine months ended September 30, 2012.

(2)	Represents a non-GAAP financial measure.

(3)	Calculated on an annualized basis.

For the three and nine months ended September 30, 2013, net interest income excluding trading-related net interest income increased $271 million to $9.6 billion, and $602 million to $29.3 billion compared to the same periods in 2012. The increases were primarily due to reductions in long-term debt balances, higher yields on debt securities including the impact of market-related premium amortization expense, lower rates paid on deposits and higher commercial loan balances, partially offset by lower consumer loan balances as well as lower asset yields driven by the low rate environment. For more information on the impacts of interest rates, see Interest Rate Risk Management for Nontrading Activities on page 133.

Average earning assets excluding trading-related earning assets for the three and nine months ended September 30, 2013 decreased $38.9 billion to $1,264.5 billion, and $41.9 billion to $1,283.0 billion compared to the same periods in 2012. The decreases were primarily due to declines in consumer loans and debt securities, partially offset by an increase in commercial loans.

For the three and nine months ended September 30, 2013, net interest yield on earning assets excluding trading-related activities increased 17 bps to 3.02 percent, and 16 bps to 3.05 percent compared to the same periods in 2012 due to the same factors as described above.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis
	Third Quarter 2013			Second Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$17,256	$47	1.07%	$15,088	$46	1.21%
Federal funds sold and securities borrowed or purchased under agreements to resell	223,434	291	0.52	233,394	319	0.55
Trading account assets	144,502	1,093	3.01	181,620	1,224	2.70
Debt securities (2)	327,493	2,211	2.70	343,260	2,557	2.98
Loans and leases (3):
Residential mortgage (4)	256,297	2,359	3.68	257,275	2,246	3.49
Home equity	98,172	930	3.77	101,708	951	3.74
U.S. credit card	90,005	2,226	9.81	89,722	2,192	9.80
Non-U.S. credit card	10,633	317	11.81	10,613	315	11.93
Direct/Indirect consumer (5)	83,773	587	2.78	82,485	598	2.90
Other consumer (6)	1,867	19	3.89	1,756	17	4.17
Total consumer	540,747	6,438	4.74	543,559	6,319	4.66
U.S. commercial	221,542	1,704	3.05	217,464	1,741	3.21
Commercial real estate (7)	43,164	352	3.24	40,612	340	3.36
Commercial lease financing	23,869	204	3.41	23,579	205	3.48
Non-U.S. commercial	94,656	528	2.22	89,020	543	2.45
Total commercial	383,231	2,788	2.89	370,675	2,829	3.06
Total loans and leases	923,978	9,226	3.97	914,234	9,148	4.01
Other earning assets	74,022	677	3.62	81,740	713	3.50
Total earning assets (8)	1,710,685	13,545	3.15	1,769,336	14,007	3.17
Cash and cash equivalents (1)	113,064	50		104,486	40
Other assets, less allowance for loan and lease losses	299,681			310,788
Total assets	$2,123,430			$2,184,610

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

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)
Includes non-U.S. residential mortgage loans of $83 million, $86 million and $90 million in the third, second and first quarters of 2013, and $93 million and $92 million in the fourth and third quarters of 2012, respectively.

(5)
Includes non-U.S. consumer loans of $6.7 billion, $7.5 billion and $7.7 billion in the third, second and first quarters of 2013, and $8.1 billion and $7.8 billion in the fourth and third quarters of 2012, respectively.

(6)
Includes consumer finance loans of $1.3 billion, $1.3 billion and $1.4 billion in the third, second and first quarters of 2013, and $1.4 billion and $1.5 billion in the fourth and third quarters of 2012, respectively; consumer leases of $422 million, $291 million and $138 million in the third, second and first quarters of 2013, and $3 million and none in fourth and third quarters of 2012, respectively; other non-U.S. consumer loans of $5 million for each of the three quarters of 2013, and $4 million and $997 million in the fourth and third quarters of 2012, respectively; and consumer overdrafts of $172 million, $136 million and $142 million in the third, second and first quarters of 2013, and $156 million and $158 million in the fourth and third quarters of 2012, respectively.

(7)
Includes U.S. commercial real estate loans of $41.5 billion, $39.1 billion and $37.7 billion in the third, second and first quarters of 2013, and $36.7 billion and $35.4 billion in the fourth and third quarters of 2012, respectively; and non-U.S. commercial real estate loans of $1.7 billion, $1.5 billion and $1.5 billion in the third, second and first quarters of 2013, and $1.5 billion in both the fourth and third quarters of 2012, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $1 million, $63 million and $141 million in the third, second and first quarters of 2013, and $146 million and $136 million in the fourth and third quarters of 2012, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $556 million, $660 million and $618 million in the third, second and first quarters of 2013, and $598 million and $454 million in the fourth and third quarters of 2012, respectively. For more information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 133.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2013			Fourth Quarter 2012			Third Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$16,129	$46	1.17%	$16,967	$50	1.14%	$15,849	$58	1.47%
Federal funds sold and securities borrowed or purchased under agreements to resell	237,463	315	0.54	241,950	329	0.54	234,955	353	0.60
Trading account assets	194,364	1,380	2.87	186,252	1,362	2.91	166,192	1,243	2.98
Debt securities (2)	356,399	2,556	2.87	360,213	2,201	2.44	355,302	2,068	2.33
Loans and leases (3):
Residential mortgage (4)	258,630	2,340	3.62	256,564	2,292	3.57	261,337	2,409	3.69
Home equity	105,939	997	3.80	110,270	1,068	3.86	116,308	1,100	3.77
U.S. credit card	91,712	2,249	9.95	92,849	2,336	10.01	93,292	2,353	10.04
Non-U.S. credit card	11,027	329	12.10	13,081	383	11.66	13,329	385	11.48
Direct/Indirect consumer (5)	82,364	620	3.06	82,583	662	3.19	82,635	704	3.39
Other consumer (6)	1,666	19	4.36	1,602	19	4.57	2,654	40	6.03
Total consumer	551,338	6,554	4.79	556,949	6,760	4.84	569,555	6,991	4.89
U.S. commercial	210,706	1,666	3.20	209,496	1,729	3.28	201,072	1,752	3.47
Commercial real estate (7)	39,179	326	3.38	38,192	341	3.55	36,929	329	3.54
Commercial lease financing	23,534	236	4.01	22,839	184	3.23	21,545	202	3.75
Non-U.S. commercial	81,502	467	2.32	65,690	433	2.62	59,758	401	2.67
Total commercial	354,921	2,695	3.07	336,217	2,687	3.18	319,304	2,684	3.35
Total loans and leases	906,259	9,249	4.12	893,166	9,447	4.21	888,859	9,675	4.34
Other earning assets	90,172	733	3.29	90,388	771	3.40	89,118	760	3.40
Total earning assets (8)	1,800,786	14,279	3.20	1,788,936	14,160	3.16	1,750,275	14,157	3.22
Cash and cash equivalents (1)	92,846	33		111,671	42		122,716	48
Other assets, less allowance for loan and lease losses	318,798			309,758			300,321
Total assets	$2,212,430			$2,210,365			$2,173,312
For footnotes see page 24.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2013			Second Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$43,968	$5	0.05%	$44,897	$6	0.05%
NOW and money market deposit accounts	508,136	100	0.08	500,628	107	0.09
Consumer CDs and IRAs	81,190	116	0.56	85,001	130	0.62
Negotiable CDs, public funds and other deposits	24,079	25	0.42	22,721	27	0.46
Total U.S. interest-bearing deposits	657,373	246	0.15	653,247	270	0.17
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	12,789	16	0.47	10,832	17	0.64
Governments and official institutions	1,041	1	0.25	924	—	0.26
Time, savings and other	55,446	71	0.52	55,661	79	0.56
Total non-U.S. interest-bearing deposits	69,276	88	0.50	67,417	96	0.57
Total interest-bearing deposits	726,649	334	0.18	720,664	366	0.20
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	279,425	683	0.97	318,028	809	1.02
Trading account liabilities	84,648	375	1.76	94,349	427	1.82
Long-term debt	258,717	1,724	2.65	270,198	1,674	2.48
Total interest-bearing liabilities (8)	1,349,439	3,116	0.92	1,403,239	3,276	0.94
Noninterest-bearing sources:
Noninterest-bearing deposits	363,962			359,292
Other liabilities	179,637			187,016
Shareholders' equity	230,392			235,063
Total liabilities and shareholders' equity	$2,123,430			$2,184,610
Net interest spread			2.23%			2.23%
Impact of noninterest-bearing sources			0.20			0.20
Net interest income/yield on earning assets (1)		$10,429	2.43%		$10,731	2.43%
For footnotes see page 24.

Table 12
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2013			Fourth Quarter 2012			Third Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$42,934	$6	0.05%	$41,294	$6	0.06%	$41,581	$11	0.10%
NOW and money market deposit accounts	501,177	117	0.09	479,130	146	0.12	465,679	173	0.15
Consumer CDs and IRAs	88,376	138	0.63	91,256	156	0.68	94,140	172	0.73
Negotiable CDs, public funds and other deposits	20,880	26	0.52	19,904	27	0.54	19,587	30	0.61
Total U.S. interest-bearing deposits	653,367	287	0.18	631,584	335	0.21	620,987	386	0.25
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	12,155	19	0.64	11,970	22	0.71	13,901	19	0.55
Governments and official institutions	901	1	0.23	876	1	0.29	1,019	1	0.31
Time, savings and other	54,597	75	0.56	53,649	80	0.60	52,157	78	0.59
Total non-U.S. interest-bearing deposits	67,653	95	0.57	66,495	103	0.62	67,077	98	0.58
Total interest-bearing deposits	721,020	382	0.22	698,079	438	0.25	688,064	484	0.28
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	337,644	749	0.90	336,341	855	1.01	325,023	893	1.09
Trading account liabilities	92,047	472	2.08	80,084	420	2.09	77,528	418	2.14
Long-term debt	273,999	1,834	2.70	277,894	1,934	2.77	291,684	2,243	3.07
Total interest-bearing liabilities (8)	1,424,710	3,437	0.98	1,392,398	3,647	1.04	1,382,299	4,038	1.16
Noninterest-bearing sources:
Noninterest-bearing deposits	354,260			379,997			361,633
Other liabilities	196,465			199,458			193,341
Shareholders' equity	236,995			238,512			236,039
Total liabilities and shareholders' equity	$2,212,430			$2,210,365			$2,173,312
Net interest spread			2.22%			2.12%			2.06%
Impact of noninterest-bearing sources			0.21			0.22			0.25
Net interest income/yield on earning assets (1)		$10,842	2.43%		$10,513	2.34%		$10,119	2.31%
For footnotes see page 24.

Table 13
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Nine Months Ended September 30
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$16,162	$139	1.15%	$24,877	$187	1.01%
Federal funds sold and securities borrowed or purchased under agreements to resell	231,379	925	0.53	234,058	1,173	0.67
Trading account assets	173,312	3,697	2.85	165,407	3,944	3.18
Debt securities (2)	342,278	7,324	2.85	351,348	6,730	2.55
Loans and leases (3):
Residential mortgage (4)	257,392	6,945	3.60	266,716	7,554	3.78
Home equity	101,911	2,878	3.77	119,713	3,357	3.74
U.S. credit card	90,473	6,667	9.85	95,540	7,168	10.02
Non-U.S. credit card	10,757	961	11.95	13,706	1,189	11.59
Direct/Indirect consumer (5)	82,879	1,805	2.91	85,042	2,238	3.52
Other consumer (6)	1,764	55	4.13	2,612	121	6.23
Total consumer	545,176	19,311	4.73	583,329	21,627	4.95
U.S. commercial	216,610	5,111	3.15	198,618	5,250	3.53
Commercial real estate (7)	41,000	1,018	3.32	37,912	991	3.49
Commercial lease financing	23,662	645	3.63	21,557	690	4.27
Non-U.S. commercial	88,440	1,538	2.33	59,234	1,161	2.62
Total commercial	369,712	8,312	3.01	317,321	8,092	3.41
Total loans and leases	914,888	27,623	4.03	900,650	29,719	4.41
Other earning assets	81,920	2,123	3.46	87,260	2,199	3.37
Total earning assets (8)	1,759,939	41,831	3.17	1,763,600	43,952	3.33
Cash and cash equivalents (1)	103,539	123		117,105	147
Other assets, less allowance for loan and lease losses	309,686			304,269
Total assets	$2,173,164			$2,184,974

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

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)	Includes non-U.S. residential mortgage loans of $86 million and $89 million for the nine months ended September 30, 2013 and 2012.

(5)	Includes non-U.S. consumer loans of $7.3 billion and $7.7 billion for the nine months ended September 30, 2013 and 2012.

(6)
Includes consumer finance loans of $1.3 billion and $1.6 billion, consumer leases of $285 million and none, other non-U.S. consumer loans of $5 million and $932 million, and consumer overdrafts of $150 million and $119 million for the nine months ended September 30, 2013 and 2012.

(7)
Includes U.S. commercial real estate loans of $39.4 billion and $36.3 billion, and non-U.S. commercial real estate loans of $1.6 billion and $1.7 billion for the nine months ended September 30, 2013 and 2012.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $205 million and $608 million for the nine months ended September 30, 2013 and 2012. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.8 billion and $1.7 billion for the nine months ended September 30, 2013 and 2012. For more information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 133.

Table 13
Year-to-Date Average Balances and Interest Rates – FTE Basis (continued)
	Nine Months Ended September 30
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$43,937	$17	0.05%	$41,506	$39	0.12%
NOW and money market deposit accounts	503,339	324	0.09	461,720	547	0.16
Consumer CDs and IRAs	84,829	384	0.60	97,003	537	0.74
Negotiable CDs, public funds and other deposits	22,572	78	0.46	21,273	101	0.63
Total U.S. interest-bearing deposits	654,677	803	0.16	621,502	1,224	0.26
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	11,928	52	0.58	15,666	72	0.62
Governments and official institutions	956	2	0.25	1,067	3	0.37
Time, savings and other	55,237	225	0.55	53,206	253	0.63
Total non-U.S. interest-bearing deposits	68,121	279	0.55	69,939	328	0.63
Total interest-bearing deposits	722,798	1,082	0.20	691,441	1,552	0.30
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	311,486	2,241	0.96	312,376	2,717	1.16
Trading account liabilities	90,321	1,274	1.89	78,041	1,343	2.30
Long-term debt	267,582	5,232	2.61	329,320	7,485	3.03
Total interest-bearing liabilities (8)	1,392,187	9,829	0.94	1,411,178	13,097	1.24
Noninterest-bearing sources:
Noninterest-bearing deposits	359,207			346,169
Other liabilities	187,644			192,901
Shareholders' equity	234,126			234,726
Total liabilities and shareholders' equity	$2,173,164			$2,184,974
Net interest spread			2.23%			2.09%
Impact of noninterest-bearing sources			0.20			0.24
Net interest income/yield on earning assets (1)		$32,002	2.43%		$30,855	2.33%
For footnotes see page 28.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through five business segments: CBB, CRES, Global Banking, Global Markets and GWIM, with the remaining operations recorded in All Other. We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 18. Table 14 provides selected summary financial data for our business segments and All Other for the three and nine months ended September 30, 2013 compared to the same periods in 2012. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 14
Business Segment Results
	Three Months Ended September 30
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Consumer & Business Banking	$7,524	$7,261	$761	$1,006	$3,980	$4,111	$1,779	$1,351
Consumer Real Estate Services	1,577	3,083	(308)	263	3,419	4,180	(1,000)	(857)
Global Banking	4,009	3,786	322	23	1,928	1,936	1,134	1,151
Global Markets	3,376	3,278	47	31	2,884	2,575	(778)	(276)
Global Wealth & Investment Management	4,390	4,083	23	61	3,248	3,115	719	571
All Other	867	(834)	(549)	390	930	1,627	643	(1,600)
Total FTE basis	21,743	20,657	296	1,774	16,389	17,544	2,497	340
FTE adjustment	(213)	(229)	—	—	—	—	—	—
Total Consolidated	$21,530	$20,428	$296	$1,774	$16,389	$17,544	$2,497	$340

	Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012	2013	2012
Consumer & Business Banking	$22,370	$22,389	$2,680	$3,069	$12,315	$12,821	$4,621	$4,101
Consumer Real Estate Services	6,004	8,276	318	957	12,219	11,583	(4,094)	(2,735)
Global Banking	12,177	11,722	634	(404)	5,626	5,865	3,707	3,952
Global Markets	12,434	11,264	36	17	8,729	8,668	1,348	1,048
Global Wealth & Investment Management	13,310	12,324	30	154	9,773	9,524	2,197	1,669
All Other	1,805	(631)	(478)	2,172	3,245	5,272	213	(4,579)
Total FTE basis	68,100	65,344	3,220	5,965	51,907	53,733	7,992	3,456
FTE adjustment	(646)	(670)	—	—	—	—	—	—
Total Consolidated	$67,454	$64,674	$3,220	$5,965	$51,907	$53,733	$7,992	$3,456
(1) Total revenue is net of interest expense and is on a FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 18.

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

Effective January 1, 2013, on a prospective basis, we adjusted the amount of capital being allocated to our business segments. The adjustment reflects a refinement to the prior-year methodology (economic capital) which focused solely on internal risk-based economic capital models. The refined methodology (allocated capital) now also considers the effect of regulatory capital requirements in addition to internal risk-based economic capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 70. The capital allocated to the business segments is currently referred to as allocated capital and, prior to January 1, 2013, was referred to as economic capital, both of which represent non-GAAP financial measures. Allocated capital in the business segments is subject to change over time.

For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. For additional information, see Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

For more information on the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 20 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended September 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$2,457	$2,164	$2,599	$2,660	$5,056	$4,824	5%
Noninterest income:
Card income	15	15	1,160	1,325	1,175	1,340	(12)
Service charges	1,063	1,101	—	—	1,063	1,101	(3)
All other income (loss)	126	91	104	(95)	230	(4)	n/m
Total noninterest income	1,204	1,207	1,264	1,230	2,468	2,437	1
Total revenue, net of interest expense (FTE basis)	3,661	3,371	3,863	3,890	7,524	7,261	4

Provision for credit losses	96	134	665	872	761	1,006	(24)
Noninterest expense	2,670	2,775	1,310	1,336	3,980	4,111	(3)
Income before income taxes	895	462	1,888	1,682	2,783	2,144	30
Income tax expense (FTE basis)	323	171	681	622	1,004	793	27
Net income	$572	$291	$1,207	$1,060	$1,779	$1,351	32

Net interest yield (FTE basis)	1.85%	1.79%	7.17%	7.22%	3.70%	3.89%
Return on average allocated capital (1)	14.74	—	32.84	—	23.55	—
Return on average economic capital (1)	—	8.64	—	39.02	—	22.20
Efficiency ratio (FTE basis)	72.92	82.30	33.92	34.37	52.90	56.62

Balance Sheet

Average
Total loans and leases	$22,371	$23,107	$143,336	$145,985	$165,707	$169,092	(2)
Total earning assets (2)	525,998	479,952	143,771	146,511	542,545	493,200	10
Total assets (2)	558,638	512,860	152,441	154,594	583,855	534,191	9
Total deposits	521,511	477,763	n/m	n/m	522,023	478,142	9
Allocated capital (1)	15,400	—	14,600	—	30,000	—	n/m
Economic capital (1)	—	13,436	—	10,835	—	24,271	n/m

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

(2)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

	Nine Months Ended September 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$7,316	$6,834	$7,787	$8,150	$15,103	$14,984	1%
Noninterest income:
Card income	45	46	3,523	3,927	3,568	3,973	(10)
Service charges	3,111	3,244	—	—	3,111	3,244	(4)
All other income (loss)	345	272	243	(84)	588	188	n/m
Total noninterest income	3,501	3,562	3,766	3,843	7,267	7,405	(2)
Total revenue, net of interest expense (FTE basis)	10,817	10,396	11,553	11,993	22,370	22,389	—

Provision for credit losses	194	412	2,486	2,657	2,680	3,069	(13)
Noninterest expense	8,303	8,514	4,012	4,307	12,315	12,821	(4)
Income before income taxes	2,320	1,470	5,055	5,029	7,375	6,499	13
Income tax expense (FTE basis)	866	542	1,888	1,856	2,754	2,398	15
Net income	$1,454	$928	$3,167	$3,173	$4,621	$4,101	13

Net interest yield (FTE basis)	1.88%	1.92%	7.28%	7.15%	3.77%	4.09%
Return on average allocated capital (1)	12.62	—	29.06	—	20.62	—
Return on average economic capital (1)	—	9.68	—	38.44	—	23.00
Efficiency ratio (FTE basis)	76.76	81.89	34.72	35.92	55.05	57.27

Balance Sheet

Average
Total loans and leases	$22,473	$23,595	$142,575	$151,394	$165,048	$174,989	(6)
Total earning assets (2)	519,688	474,197	143,013	152,364	536,193	489,257	10
Total assets (2)	552,429	507,469	151,639	159,989	577,560	530,154	9
Total deposits	515,190	471,845	n/m	n/m	515,668	472,190	9
Allocated capital (1)	15,400	—	14,600	—	30,000	—	n/m
Economic capital (1)	—	12,823	—	11,057	—	23,880	n/m

Period end	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Total loans and leases	$22,369	$22,907	$144,885	$146,359	$167,254	$169,266	(1)
Total earning assets (2)	530,658	498,146	145,323	146,809	547,187	513,109	7
Total assets (2)	563,110	531,353	154,311	155,408	588,627	554,915	6
Total deposits	526,318	495,711	n/m	n/m	526,876	496,159	6
For footnotes see page 32.

CBB, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 5,200 banking centers, 16,200 ATMs, nationwide call centers, and online and mobile platforms. During the first quarter of 2013, Business Banking results were moved into Deposits as we continue to integrate these businesses. During the second quarter of 2013, consumer Dealer Financial Services (DFS) results were moved into CBB from Global Banking to align this business more closely with our consumer lending activity and better serve the needs of our customers. As a result, Card Services was renamed Consumer Lending. Prior periods were reclassified to conform to current period presentation.

CBB Results

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for CBB increased $428 million to $1.8 billion primarily due to higher revenue, lower provision for credit losses and lower noninterest expense. Net interest income increased $232 million to $5.1 billion driven by higher deposit balances, partially offset by compressed deposit spreads due to the continued low rate environment and the impact of lower average loan balances. Noninterest income of $2.5 billion remained relatively unchanged as the net impact of consumer protection products, primarily due to charges in the prior-year period, was offset by the allocation of certain card revenue to GWIM for its clients with a credit card.

The provision for credit losses decreased $245 million to $761 million primarily as a result of improvements in delinquencies. Noninterest expense decreased $131 million to $4.0 billion primarily due to lower personnel and FDIC expenses.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for CBB increased $520 million to $4.6 billion primarily driven by lower noninterest expense and lower provision for credit losses. Net interest income of $15.1 billion remained relatively unchanged. Noninterest income of $7.3 billion remained relatively unchanged as the allocation of certain card revenue to GWIM for its clients with a credit card and lower deposit service charges were offset by the net impact of consumer protection products, primarily due to charges in the prior-year period.

The provision for credit losses decreased $389 million to $2.7 billion due to the same factor as described in the three-month discussion above. Noninterest expense decreased $506 million to $12.3 billion driven by lower operating, personnel, litigation and FDIC expenses.

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

Business Banking within Deposits provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include U.S.-based companies generally with annual sales of $1 million to $50 million. Our lending products and services include commercial loans, lines of credit and real estate lending. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Deposits also includes the results of our merchant services joint venture.

Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 52.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for Deposits increased $281 million to $572 million primarily due to higher revenue, lower noninterest expense and lower provision for credit losses. Net interest income increased $293 million to $2.5 billion driven by higher deposit balances, a customer shift to higher spread liquid products and continued pricing discipline, partially offset by compressed deposit spreads due to the continued low rate environment. Noninterest income of $1.2 billion remained relatively unchanged.

The provision for credit losses decreased $38 million to $96 million due to improvements in credit quality. Noninterest expense decreased $105 million to $2.7 billion primarily due to lower personnel and FDIC expenses.

Average loans decreased $736 million to $22.4 billion primarily driven by continued run-off of non-core portfolios. Average deposits increased $43.7 billion to $521.5 billion driven by a customer shift to more liquid products in the low rate environment. Additionally, $17.4 billion of the increase in average deposits was due to net transfers of deposits from other businesses, largely GWIM. Growth in checking, traditional savings and money market savings of $49.6 billion was partially offset by a decline in time deposits of $5.9 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by nine bps to 10 bps.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for Deposits increased $526 million to $1.5 billion driven by higher revenue, lower provision for credit losses and a decrease in noninterest expense. Net interest income increased $482 million to $7.3 billion and the provision for credit losses decreased $218 million to $194 million driven by the same factors as described in the three-month discussion. Noninterest income of $3.5 billion remained relatively unchanged. Noninterest expense decreased $211 million to $8.3 billion due to lower operating, personnel and FDIC expenses, partially offset by higher litigation expense.

Average loans decreased $1.1 billion to $22.5 billion and average deposits increased $43.3 billion to $515.2 billion driven by the same factors as described in the three-month discussion. Of the increase in average deposits, $14.0 billion was due to net transfers of deposits from other businesses, largely GWIM.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Total deposit spreads (excludes noninterest costs)	1.52%	1.76%	1.52%	1.86%

Period end
Client brokerage assets (in millions)			$89,517	$75,852
Online banking active accounts (units in thousands)			30,197	29,809
Mobile banking active accounts (units in thousands)			13,967	11,097
Banking centers			5,243	5,540
ATMs			16,201	16,253

Mobile banking customers increased 2.9 million reflecting continuing changes in our customers' banking preferences. The number of banking centers declined by 297 and ATMs declined by 52 as we continue to optimize our consumer banking network and improve our cost-to-serve.

Consumer Lending

Consumer Lending is one of the leading issuers of credit and debit cards to consumers and small businesses in the U.S. Our lending products and services also include direct and indirect consumer loans such as automotive, marine, aircraft, recreational vehicle and consumer personal loans. In addition to earning net interest spread revenue on its lending activities, Consumer Lending generates interchange revenue from credit and debit card transactions as well as annual credit card fees and other miscellaneous fees.

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling regarding the Federal Reserve's rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act's (Financial Reform Act) Durbin Amendment. The ruling requires the Federal Reserve to reconsider the current $0.21 per transaction cap on debit card interchange fees. The Federal Reserve is appealing the ruling and final resolution is expected in the first half of 2014. If the Federal Reserve, upon final resolution, implements a lower per transaction cap than the initial range, it may have a significant adverse impact on our debit card interchange fee revenue in future periods.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for Consumer Lending increased $147 million to $1.2 billion primarily driven by lower provision for credit losses and lower noninterest expense, partially offset by a decline in revenue. Net interest income decreased $61 million to $2.6 billion driven by the impact of lower average loan balances. Noninterest income increased $34 million to $1.3 billion driven by the net impact of consumer protection products, primarily due to charges in the prior-year period, partially offset by the allocation of certain card revenue to GWIM for its clients with a credit card.

The provision for credit losses decreased $207 million to $665 million due to improvements in delinquencies. Noninterest expense decreased $26 million to $1.3 billion primarily due to lower operating expense.

Average loans decreased $2.6 billion to $143.3 billion primarily driven by charge-offs and continued run-off of non-core portfolios.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for Consumer Lending of $3.2 billion remained relatively unchanged as a decline in revenue was offset by lower noninterest expense and lower provision for credit losses. Net interest income decreased $363 million to $7.8 billion driven by the same factor as described in the three-month discussion. The net interest yield increased 13 bps to 7.28 percent primarily due to lower funding costs. Noninterest income decreased $77 million to $3.8 billion driven by lower card income primarily from the allocation of certain card revenue to GWIM for its clients with a credit card and the net impact of portfolio sales, partially offset by the net impact of consumer protection products, primarily due to charges in the prior-year period.

The provision for credit losses decreased $171 million to $2.5 billion driven by the same factor as described in the three-month discussion. Noninterest expense decreased $295 million to $4.0 billion driven by lower litigation and operating expenses.

Average loans decreased $8.8 billion to $142.6 billion primarily driven by the same factors as described in the three-month discussion.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
U.S. credit card
Gross interest yield	9.82%	10.04%	9.85%	10.02%
Risk-adjusted margin	8.37	7.66	8.29	7.23
New accounts (in thousands)	1,048	857	2,912	2,421
Purchase volumes	$52,823	$48,189	$151,400	$141,872
Debit card purchase volumes	$66,712	$64,121	$199,087	$192,146

During the three and nine months ended September 30, 2013, the U.S. credit card risk-adjusted margin increased 71 bps and 106 bps compared to the same periods in 2012 due to a decrease in net charge-offs driven by an improvement in credit quality. U.S. credit card purchase volumes increased $4.6 billion to $52.8 billion, and $9.5 billion to $151.4 billion and debit card purchase volumes increased $2.6 billion to $66.7 billion, and $6.9 billion to $199.1 billion compared to the same periods in 2012, reflecting higher levels of consumer spending.

Consumer Real Estate Services

	Three Months Ended September 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$329	$336	$404	$383	$733	$719	2%
Noninterest income:
Mortgage banking income	345	853	429	1,335	774	2,188	(65)
All other income (loss)	35	(10)	35	186	70	176	(60)
Total noninterest income	380	843	464	1,521	844	2,364	(64)
Total revenue, net of interest expense (FTE basis)	709	1,179	868	1,904	1,577	3,083	(49)

Provision for credit losses	(11)	(23)	(297)	286	(308)	263	n/m
Noninterest expense	880	790	2,539	3,390	3,419	4,180	(18)
Income (loss) before income taxes	(160)	412	(1,374)	(1,772)	(1,534)	(1,360)	13
Income tax expense (benefit) (FTE basis)	(61)	152	(473)	(655)	(534)	(503)	6
Net income (loss)	$(99)	$260	$(901)	$(1,117)	$(1,000)	$(857)	17

Net interest yield (FTE basis)	2.50%	2.37%	3.36%	2.43%	2.91%	2.41%
Efficiency ratio (FTE basis)	n/m	67.01	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$46,878	$49,561	$41,528	$52,911	$88,406	$102,472	(14)
Total earning assets	52,074	56,285	47,685	62,624	99,759	118,909	(16)
Total assets	52,309	57,371	65,917	83,151	118,226	140,522	(16)
Allocated capital (1)	6,000	—	18,000	—	24,000	—	n/m
Economic capital (1)	—	3,879	—	9,456	—	13,335	n/m

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

n/m = not meaningful

	Nine Months Ended September 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012	% Change
Net interest income (FTE basis)	$1,020	$1,013	$1,155	$1,187	$2,175	$2,200	(1)%
Noninterest income:
Mortgage banking income	1,696	2,394	1,976	3,442	3,672	5,836	(37)
All other income (loss)	(23)	(14)	180	254	157	240	(35)
Total noninterest income	1,673	2,380	2,156	3,696	3,829	6,076	(37)
Total revenue, net of interest expense (FTE basis)	2,693	3,393	3,311	4,883	6,004	8,276	(27)

Provision for credit losses	145	(5)	173	962	318	957	(67)
Noninterest expense	2,564	2,447	9,655	9,136	12,219	11,583	5
Income (loss) before income taxes	(16)	951	(6,517)	(5,215)	(6,533)	(4,264)	53
Income tax expense (benefit) (FTE basis)	(6)	351	(2,433)	(1,880)	(2,439)	(1,529)	60
Net income (loss)	$(10)	$600	$(4,084)	$(3,335)	$(4,094)	$(2,735)	50

Net interest yield (FTE basis)	2.56%	2.37%	3.13%	2.36%	2.84%	2.36%
Efficiency ratio (FTE basis)	95.22	72.15	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$46,990	$50,598	$43,488	$55,250	$90,478	$105,848	(15)
Total earning assets	53,180	57,206	49,318	67,290	102,498	124,496	(18)
Total assets	53,597	58,204	69,313	91,767	122,910	149,971	(18)
Allocated capital (1)	6,000	—	18,000	—	24,000	—	n/m
Economic capital (1)	—	3,683	—	10,396	—	14,079	n/m

Period end	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Total loans and leases	$46,875	$47,742	$40,711	$46,918	$87,586	$94,660	(7)
Total earning assets	51,248	54,394	46,999	52,580	98,247	106,974	(8)
Total assets	51,075	55,465	64,349	75,594	115,424	131,059	(12)
For footnotes see page 37.

CRES operations include Home Loans and Legacy Assets & Servicing. Home Loans is responsible for ongoing loan production activities and the CRES home equity loan portfolio not selected for inclusion in the Legacy Assets & Servicing owned portfolio. Legacy Assets & Servicing is responsible for all of our mortgage servicing activities related to loans serviced for others and loans held by the Corporation, including loans that have been designated as the Legacy Assets & Servicing Portfolios. The Legacy Assets & Servicing Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 40. In addition, Legacy Assets & Servicing is responsible for managing legacy exposures related to CRES (e.g., representations and warranties). This alignment allows CRES management to lead the ongoing Home Loans business while also providing focus on legacy mortgage issues and servicing activities.

CRES, primarily through Home Loans operations, generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products offered by Home Loans include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOCs) and home equity loans. First mortgage products are generally either sold into the secondary mortgage market to investors, while we retain MSRs (which are on the balance sheet of Legacy Assets & Servicing) and the Bank of America customer relationships, or are held on the balance sheet in All Other for ALM purposes. Home Loans is compensated for loans held for ALM purposes on a management accounting basis with the corresponding offset in All Other. Newly originated HELOCs and home equity loans are retained on the CRES balance sheet in Home Loans.

CRES includes the impact of migrating customers and their related loan balances between GWIM and CRES. For more information on the transfer of customer balances, see GWIM on page 52.

CRES Results

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The net loss for CRES increased $143 million to $1.0 billion primarily driven by lower mortgage banking income, partially offset by lower provision for credit losses and lower noninterest expense. Mortgage banking income decreased $1.4 billion due to both lower servicing income and lower core production income. The provision for credit losses decreased $571 million to a benefit of $308 million due to improving portfolio trends. Noninterest expense decreased $761 million primarily due to lower expenses in Legacy Assets & Servicing, partially offset by higher loan production costs in Home Loans.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The net loss for CRES increased $1.4 billion to $4.1 billion primarily driven by lower mortgage banking income and higher noninterest expense, partially offset by lower provision for credit losses. Mortgage banking income decreased $2.2 billion driven by the same factors as described in the three-month discussion above. The provision for credit losses decreased $639 million to $318 million due to improving portfolio trends. Noninterest expense increased $636 million primarily due to higher litigation expense and higher loan production costs.

Home Loans

Home Loans products are available to our customers through our retail network of approximately 5,200 banking centers, mortgage loan officers in approximately 320 locations and a sales force offering our customers direct telephone and online access to our products.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for Home Loans decreased $359 million to a loss of $99 million primarily driven by a decrease in noninterest income and an increase in noninterest expense. Noninterest income decreased $463 million primarily due to a decline in core production revenue in mortgage banking income as a result of a lower loan application volumes combined with continued industry-wide margin compression. The provision for credit losses increased $12 million reflecting a slower rate of credit quality improvement than the prior-year period. Noninterest expense increased $90 million primarily due to higher production costs. The higher production costs were primarily personnel-related as we had added mortgage loan officers earlier in 2013, primarily in banking centers, and other employees in sales and fulfillment areas in order to expand capacity and enhance customer service.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for Home Loans decreased $610 million to a loss of $10 million primarily driven by a decrease in noninterest income, higher provision for credit losses and an increase in noninterest expense. Noninterest income decreased $707 million due to lower mortgage banking income driven by a decline in core production revenue as a result of continued industry-wide margin compression as well as higher representations and warranties provision. The provision for credit losses increased $150 million and noninterest expense increased $117 million driven by the same factors as described in the three-month discussion above.

Legacy Assets & Servicing

Legacy Assets & Servicing is responsible for all of our servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 33 percent and 40 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at September 30, 2013 and 2012.

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

Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervising foreclosures and property dispositions. In an effort to help our customers avoid foreclosure, Legacy Assets & Servicing evaluates various workout options prior to foreclosure sales which, combined with ongoing foreclosure delays in states where foreclosure requires a court order following a legal proceeding (judicial states), has resulted in elongated default timelines. Although we have resumed foreclosure proceedings in all states, there continues to be significant inventory levels in certain judicial states. For more information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The net loss for Legacy Assets & Servicing improved $216 million to $901 million primarily driven by a decline in noninterest expense and lower provision for credit losses, partially offset by a decrease in noninterest income. Noninterest income decreased $1.1 billion primarily due to lower servicing income primarily driven by a decline in the servicing portfolio, less favorable MSR net-of-hedge performance and the divestiture of an ancillary servicing business in 2012. The provision for credit losses improved $583 million to a benefit of $297 million due to continued improvement in portfolio trends including increased home prices and the impact of loans discharged in Chapter 7 bankruptcy due to the implementation of regulatory guidance in the prior-year period.

Noninterest expense decreased $851 million primarily due to a $562 million decrease in default-related staffing and other default-related servicing expenses, a $175 million decrease due to the divestiture of an ancillary servicing business in 2012 and a $114 million decline in litigation expense. We expect that noninterest expense in Legacy Assets & Servicing, excluding litigation costs, will be below $2.0 billion in the fourth quarter of 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The net loss for Legacy Assets & Servicing increased $749 million to $4.1 billion primarily driven by a decrease in noninterest income and an increase in noninterest expense, partially offset by a decrease in the provision for credit losses. Noninterest income decreased $1.5 billion due to lower servicing income driven by the same factors as described in the three-month discussion above. The provision for credit losses decreased $789 million driven by the same factors as described in the three-month discussion above and an improved home price outlook in the purchased credit-impaired (PCI) home equity loan portfolio.

Noninterest expense increased $519 million primarily due to a $1.6 billion increase in litigation expense driven in large part by the settlement with MBIA Inc. and certain of its affiliates (MBIA), partially offset by a $698 million decline in default-related staffing and other default-related servicing expenses as well as a $428 million decline as a result of the divestiture of an ancillary servicing business in 2012.

Legacy Portfolios

The Legacy Portfolios (both owned and serviced) include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards in place as of December 31, 2010. The PCI portfolios as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Portfolios. Since determining the pool of loans to be included in the Legacy Portfolios as of January 1, 2011, the criteria have not changed for these portfolios, but will continue to be evaluated over time.

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. The home equity loan portfolio is held on the balance sheet of Legacy Assets & Servicing and the residential mortgage loan portfolio is held on the balance sheet of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $12.0 billion during the nine months ended September 30, 2013 to $119.1 billion, of which $40.7 billion was held on the Legacy Assets & Servicing balance sheet and the remainder was held on the balance sheet of All Other. The decrease was primarily related to payoffs, paydowns, charge-offs and PCI write-offs, largely offset by the addition of loans repurchased in connection with the Fannie Mae (FNMA) Settlement. For more information on the loans repurchased in connection with the FNMA Settlement, see Consumer Portfolio Credit Risk Management on page 87.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described on page 40. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 32 percent and 38 percent of the total residential mortgage serviced portfolio of $796.0 billion and $1.3 trillion at September 30, 2013 and 2012, as measured by unpaid principal balance. The decline in the Legacy Residential Mortgage Serviced Portfolio was primarily related to servicing transfers, paydowns and payoffs. We expect that by the end of the fourth quarter of 2013, the number of 60 days or more past due residential mortgage loans in the Legacy and Non-Legacy Residential Mortgage Serviced Portfolios will decline below 375,000 from 398,000 at September 30, 2013.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	September 30
(Dollars in billions)	2013	2012
Unpaid principal balance
Residential mortgage loans
Total	$251	$499
60 days or more past due	67	183

Number of loans serviced (in thousands)
Residential mortgage loans
Total	1,290	2,810
60 days or more past due	327	808

(1)	Excludes loans for which servicing transferred to third parties as of September 30, 2013, with an effective MSR sale date of October 1, 2013, totaling $282 million of unpaid principal balance.

(2)	Excludes $41 billion and $79 billion of home equity loans and HELOCs at September 30, 2013 and 2012.

Non-Legacy Portfolio

As previously discussed, Legacy Assets & Servicing is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 68 percent and 62 percent of the total residential mortgage serviced portfolio at September 30, 2013 and 2012, as measured by unpaid principal balance. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily related to servicing transfers, paydowns and payoffs.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	September 30
(Dollars in billions)	2013	2012
Unpaid principal balance
Residential mortgage loans
Total	$544	$799
60 days or more past due	13	24

Number of loans serviced (in thousands)
Residential mortgage loans
Total	3,450	5,083
60 days or more past due	71	128

(1)	Excludes loans for which servicing transferred to third parties as of September 30, 2013, with an effective MSR sale date of October 1, 2013, totaling $224 million of unpaid principal balance.

(2)	Excludes $53 billion and $85 billion of home equity loans and HELOCs at September 30, 2013 and 2012.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Production income:
Core production revenue	$465	$944	$2,140	$2,774
Representations and warranties provision	(323)	(307)	(770)	(984)
Total production income	142	637	1,370	1,790
Servicing income:
Servicing fees	699	1,089	2,400	3,634
Amortization of expected cash flows (1)	(240)	(346)	(814)	(1,149)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	167	560	693	939
Other servicing-related revenue	6	248	23	622
Total net servicing income	632	1,551	2,302	4,046
Total CRES mortgage banking income	774	2,188	3,672	5,836
Eliminations (3)	(189)	(169)	(646)	(546)
Total consolidated mortgage banking income	$585	$2,019	$3,026	$5,290

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

CRES first mortgage loan originations increased $2.3 billion, or 15 percent, reflecting an increase in our estimated retail market share. Our increase in market share was due to expanded fulfillment capacity which allowed us to reduce the outstanding pipeline of applications. Core production revenue decreased $479 million due to lower loan application volumes combined with continued industry-wide margin compression. During the three months ended September 30, 2013, 78 percent of our first mortgage production volume was for refinance originations and 22 percent was for purchase originations compared to 83 percent and 17 percent for the same period in 2012. Home Affordable Refinance Program (HARP) refinance originations were 17 percent of all refinance originations, down from 35 percent for the same period in 2012 primarily due to the sales of MSRs. Making Home Affordable non-HARP refinance originations were 17 percent of all refinance originations as compared to 11 percent for the same period in 2012. The remaining 66 percent of refinance originations were conventional refinances as compared to 54 percent for the same period in 2012.

The representations and warranties provision increased $16 million to $323 million. Net servicing income decreased $919 million driven by lower servicing fees due to a smaller servicing portfolio, less favorable MSR net-of-hedge performance and lower ancillary income due to the divestiture of an ancillary servicing business in 2012. The decline in the size of our servicing portfolio was driven by strategic sales of MSRs as well as loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels, including the correspondent lending channel in late 2011. For more information on sales of MSRs, see Mortgage Servicing Rights – Sales of Mortgage Servicing Rights on page 44.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

CRES first mortgage loan originations increased $15.7 billion, or 37 percent, while core production revenue decreased $634 million predominantly due to continued industry-wide margin compression. During the nine months ended September 30, 2013, 84 percent of our first mortgage production volume was for refinance originations and 16 percent was for purchase originations compared to 83 percent and 17 percent for the same period in 2012. HARP refinance originations were 24 percent of all refinance originations compared to 31 percent for the same period in 2012. Making Home Affordable non-HARP refinance originations were 19 percent of all refinance originations as compared to 11 percent for the same period in 2012. The remaining 57 percent of refinance originations were conventional refinances and remained relatively unchanged from the same period in 2012.

The representations and warranties provision decreased $214 million to $770 million. Net servicing income decreased $1.7 billion driven by lower servicing fees, partially offset by a decline in amortization of expected cash flows and lower ancillary income due to the same factors as described in the three-month discussion.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2013	2012	2013		2012
Loan production
Total Corporation (1):
First mortgage	$22,601	$20,315	$71,797		$53,558
Home equity	1,828	933	4,440		2,623
CRES:
First mortgage	$17,833	$15,566	$57,611		$41,957
Home equity	1,599	746	3,824		2,067

Period end			September 30 2013		December 31 2012
Mortgage serviced portfolio (in billions) (2, 3)			$889		$1,332
Mortgage loans serviced for investors (in billions)			616		1,045
Mortgage servicing rights:
Balance			5,058		5,716
Capitalized mortgage servicing rights (% of loans serviced for investors)			82	bps	55	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, HELOCs and home equity loans.

(3)	Excludes loans for which servicing transferred to third parties as of September 30, 2013, with an effective MSR sale date of October 1, 2013, totaling $506 million.

Retail first mortgage loan originations for the total Corporation were $22.6 billion and $71.8 billion for the three and nine months ended September 30, 2013 compared to $20.3 billion and $53.6 billion for the same periods in 2012. The increases of $2.3 billion for the three-month period and $18.2 billion for the nine-month period were primarily driven by increased market share due to increased fulfillment capacity. Given the increase in interest rates, the overall mortgage market has declined which has had an adverse impact on our mortgage loan applications, particularly for refinance mortgage loans, and will have an adverse impact on our mortgage loan originations. Our pipeline of mortgage applications decreased 59 percent at September 30, 2013 compared to June 30, 2013 due in large part to a decline in applications for refinance transactions.

Home equity production was $1.8 billion and $4.4 billion for the three and nine months ended September 30, 2013 compared to $933 million and $2.6 billion for the same periods in 2012 with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved banking center engagement with customers and more competitive pricing.

Mortgage Servicing Rights

At September 30, 2013, the consumer MSR balance was $5.1 billion, which represented 82 bps of the related unpaid principal balance compared to $5.7 billion, or 55 bps of the related unpaid principal balance at December 31, 2012. The consumer MSR balance decreased $658 million in the nine months ended September 30, 2013 primarily driven by MSR sales and the recognition of modeled cash flows. These declines were partially offset by the increase in value driven by higher mortgage rates, which resulted in lower forecasted prepayment speeds. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 65. For more information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Sales of Mortgage Servicing Rights

As previously disclosed, during 2013, we entered into definitive agreements with certain counterparties to sell the servicing rights on certain residential mortgage loans serviced for others, with an aggregate unpaid principal balance of approximately $308 billion. The sales involve approximately 2 million loans serviced by us as of the applicable contract dates, including approximately 186,000 residential mortgage loans and 14,500 home equity loans that were 60 days or more past due based upon current estimates.

The transfers of servicing rights have occurred in stages throughout 2013 and 92 percent of the servicing had been transferred as of September 30, 2013. These sales have led to a reduction in servicing revenue of approximately $150 million per quarter compared to the fourth quarter of 2012.

Global Banking (1)

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$2,201	$2,009	10%	$6,613	$6,036	10%
Noninterest income:
Service charges	716	725	(1)	2,103	2,173	(3)
Investment banking fees	694	662	5	2,276	1,951	17
All other income	398	390	2	1,185	1,562	(24)
Total noninterest income	1,808	1,777	2	5,564	5,686	(2)
Total revenue, net of interest expense (FTE basis)	4,009	3,786	6	12,177	11,722	4

Provision for credit losses	322	23	n/m	634	(404)	n/m
Noninterest expense	1,928	1,936	—	5,626	5,865	(4)
Income before income taxes	1,759	1,827	(4)	5,917	6,261	(5)
Income tax expense (FTE basis)	625	676	(8)	2,210	2,309	(4)
Net income	$1,134	$1,151	(1)	$3,707	$3,952	(6)

Net interest yield (FTE basis)	2.86%	2.82%		3.06%	2.92%
Return on average allocated capital (2)	19.57	—		21.56	—
Return on average economic capital (2)	—	23.33		—	27.27
Efficiency ratio (FTE basis)	48.06	51.14		46.20	50.03

Balance Sheet

Average
Total loans and leases	$260,085	$221,185	18	$253,334	$221,629	14
Total earning assets	305,376	283,088	8	289,161	276,444	5
Total assets	347,062	326,109	6	330,985	318,124	4
Total deposits	239,839	227,421	5	229,941	217,602	6
Allocated capital (2)	23,000	—	n/m	23,000	—	n/m
Economic capital (2)	—	19,639	n/m	—	19,376	n/m

Period end				September 30 2013	December 31 2012
Total loans and leases				$267,165	$242,340	10
Total earning assets				330,625	288,072	15
Total assets				373,110	331,611	13
Total deposits				263,121	243,306	8

(1)
During the second quarter of 2013, the results of consumer Dealer Financial Services, previously reported in Global Banking, were moved to CBB. Prior periods have been reclassified to conform to current period presentation.

(2)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

n/m = not meaningful

Global Banking, which includes Global Corporate and Global Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also work with our clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships and not-for-profit companies. Global Corporate Banking includes large global corporations, financial institutions and leasing clients.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for Global Banking remained relatively unchanged as an increase in revenue was offset by higher provision for credit losses. Revenue increased $223 million to $4.0 billion primarily driven by higher net interest income due to commercial loan growth.

The provision for credit losses increased $299 million to $322 million primarily to build reserves as a result of commercial loan growth.

Noninterest expense remained relatively unchanged as lower personnel expense as well as technology and support costs were largely offset by higher litigation expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for Global Banking decreased $245 million to $3.7 billion primarily driven by an increase in the provision for credit losses, partially offset by higher revenue and lower noninterest expense. Revenue increased $455 million to $12.2 billion as higher net interest income due to loan growth and higher investment banking fees were partially offset by lower other income due to gains on liquidation of certain portfolios in the prior-year period.

The provision for credit losses increased $1.0 billion to $634 million from a benefit of $404 million primarily driven by the same factor as described in the three-month discussion above and stabilization of portfolio credit quality.

Noninterest expense decreased $239 million to $5.6 billion primarily due to lower personnel expense as we continue to streamline our business operations and achieve cost savings.

Global Corporate and Global Commercial Banking

Global Corporate and Global Commercial Banking each include Business Lending and Treasury Services activities. Business Lending includes various lending-related products and services including commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Treasury Services includes deposits, treasury management, credit card, foreign exchange, and short-term investment and custody solutions to corporate and commercial banking clients. The table below presents a summary of Global Corporate and Global Commercial Banking results.

Global Corporate and Global Commercial Banking
	Three Months Ended September 30
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Revenue
Business Lending	$884	$765	$960	$916	$1,844	$1,681
Treasury Services	713	660	741	741	1,454	1,401
Total revenue, net of interest expense	$1,597	$1,425	$1,701	$1,657	$3,298	$3,082

Balance Sheet
Average
Total loans and leases	$128,845	$107,303	$131,262	$112,999	$260,107	$220,302
Total deposits	129,056	116,077	110,740	111,311	239,796	227,388

	Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012
Revenue
Business Lending	$2,590	$2,462	$2,956	$2,712	$5,546	$5,174
Treasury Services	2,081	1,945	2,192	2,256	4,273	4,201
Total revenue, net of interest expense	$4,671	$4,407	$5,148	$4,968	$9,819	$9,375

Balance Sheet
Average
Total loans and leases	$124,839	$109,552	$128,489	$111,432	$253,328	$220,984
Total deposits	123,946	110,168	105,952	107,404	229,898	217,572

Period end
Total loans and leases	$132,727	$107,900	$134,435	$116,638	$267,162	$224,538
Total deposits	149,095	122,553	113,983	112,314	263,078	234,867

Global Corporate and Global Commercial Banking revenue increased $216 million and $444 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to higher revenue in both Business Lending and Treasury Services.

Business Lending revenue in Global Corporate Banking increased $119 million and $128 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012 driven by growth in loan balances, partially offset by lower accretion on acquired portfolios and gains on liquidation of certain portfolios in the prior-year periods. Business Lending revenue in Global Commercial Banking increased $44 million and $244 million driven by loan growth in commercial and industrial, and commercial real estate portfolios, as well as higher accretion on acquired portfolios.

Treasury Services revenue increased $53 million and $72 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012 driven by growth in U.S. and non-U.S. deposit balances, partially offset by the impact of the low rate environment.

Average loans and leases in Global Corporate and Global Commercial Banking increased 18 percent and 15 percent for the three and nine months ended September 30, 2013 compared to the same periods in 2012 driven by growth in commercial and industrial, and commercial real estate portfolios from higher client demand. Average deposits in Global Corporate and Global Commercial Banking increased five percent and six percent for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to client liquidity, international growth and limited alternative investment options.

Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and other loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by and involvement of each segment. To provide a complete discussion of our consolidated investment banking fees, the table below presents total Corporation investment banking fees as well as the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended September 30				Nine Months Ended September 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Products
Advisory	$226	$207	$256	$221	$699	$710	$775	$764
Debt issuance	343	341	810	865	1,177	941	2,819	2,285
Equity issuance	125	114	329	279	400	300	1,008	776
Gross investment banking fees	694	662	1,395	1,365	2,276	1,951	4,602	3,825
Self-led	(28)	(5)	(98)	(29)	(63)	(31)	(214)	(126)
Total investment banking fees	$666	$657	$1,297	$1,336	$2,213	$1,920	$4,388	$3,699

Total Corporation investment banking fees of $1.3 billion, excluding self-led deals, included within Global Banking and Global Markets, decreased three percent for the three months ended September 30, 2013 compared to the same period in 2012 due to a decline in leveraged finance underwriting fees, partially offset by an increase in investment grade and equity underwriting activity, and advisory fees. Total Corporation investment banking fees of $4.4 billion, excluding self-led deals, included within Global Banking and Global Markets, increased 19 percent for the nine months ended September 30, 2013 compared to the same period in 2012 due to strong debt underwriting performance, primarily within leveraged finance and investment grade, and strong equity underwriting performance due to significant increases in global initial public offering markets.

Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$975	$929	5%	$3,097	$2,557	21%
Noninterest income:
Investment and brokerage services	480	428	12	1,557	1,389	12
Investment banking fees	622	552	13	1,969	1,546	27
Trading account profits	1,201	1,237	(3)	5,939	4,981	19
All other income (loss)	98	132	(26)	(128)	791	n/m
Total noninterest income	2,401	2,349	2	9,337	8,707	7
Total revenue, net of interest expense (FTE basis)	3,376	3,278	3	12,434	11,264	10

Provision for credit losses	47	31	52	36	17	112
Noninterest expense	2,884	2,575	12	8,729	8,668	1
Income before income taxes	445	672	(34)	3,669	2,579	42
Income tax expense (FTE basis)	1,223	948	29	2,321	1,531	52
Net income (loss)	$(778)	$(276)	182	$1,348	$1,048	29

Return on average allocated capital (1)	n/m	—		6.04%	—
Return on average economic capital (1)	—	n/m		—	10.29%
Efficiency ratio (FTE basis)	85.45%	78.56%		70.20	76.96

Balance Sheet

Average
Total trading-related assets (2)	$442,597	$462,138	(4)	$479,052	$456,932	5
Total earning assets (2)	458,657	458,335	—	489,062	450,603	9
Total assets	602,632	602,095	—	642,810	592,967	8
Allocated capital (1)	30,000	—	n/m	30,000	—	n/m
Economic capital (1)	—	13,414	n/m	—	13,703	n/m

Period end				September 30 2013	December 31 2012
Total trading-related assets (2)				$438,137	$465,836	(6)
Total earning assets (2)				464,613	486,470	(4)
Total assets				601,139	632,263	(5)

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

(2)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, MBS, commodities and asset-backed securities (ABS). In addition, the economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 48.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The net loss for Global Markets increased $502 million to $778 million. Excluding net DVA and charges related to the U.K. corporate income tax rate reduction, net income decreased $341 million to $531 million primarily driven by lower FICC revenue due to unfavorable market conditions and higher noninterest expense, partially offset by an increase in equities revenue. Net DVA losses on derivatives were $291 million compared to losses of $582 million in the prior-year period. The U.K. corporate income tax rate reduction enacted in the third quarter resulted in a $1.1 billion charge to income tax expense for the remeasurement of certain deferred tax assets compared to a similar charge of $781 million in the prior-year period. Noninterest expense increased $309 million to $2.9 billion due to increases in litigation expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for Global Markets increased $300 million to $1.3 billion. Excluding net DVA and charges related to the U.K. corporate income tax rate reduction, net income decreased $529 million to $2.7 billion. Net DVA losses on derivatives were $308 million compared to losses of $2.2 billion in the prior-year period. Noninterest expense remained relatively unchanged. These period-over-period changes were due to the same factors as described in the three-month discussion above.

Average earning assets increased $38.5 billion to $489.1 billion largely driven by increased client financing activity in the equities business.

Sales and Trading Revenue

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, residential mortgage-backed securities (RMBS), collateralized debt obligations (CDOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The table below and related discussion present sales and trading revenue, substantially all of which is in Global Markets with the remainder in Global Banking. In addition, the table below and related discussion present sales and trading revenue excluding DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Sales and trading revenue
Fixed income, currencies and commodities	$1,767	$2,000	$6,995	$7,261
Equities	945	667	3,303	2,340
Total sales and trading revenue	$2,712	$2,667	$10,298	$9,601

Sales and trading revenue, excluding net DVA (3)
Fixed income, currencies and commodities	$2,033	$2,534	$7,293	$9,219
Equities	970	715	3,313	2,554
Total sales and trading revenue, excluding net DVA	$3,003	$3,249	$10,606	$11,773

(1)
Includes FTE adjustments of $44 million and $134 million for the three and nine months ended September 30, 2013 compared to $56 million and $164 million for the same periods in 2012. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $109 million and $319 million for the three and nine months ended September 30, 2013 compared to $111 million and $473 million for the same periods in 2012.

(3)
For this presentation, sales and trading revenue excludes the impact of credit spreads on DVA, which represents a non-GAAP financial measure. Net DVA losses of $266 million and $298 million were included in FICC revenue, and net DVA losses of $25 million and $10 million were included in equities revenue for the three and nine months ended September 30, 2013 compared to net DVA losses of $534 million and $2.0 billion, and $48 million and $214 million for the same periods in 2012.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

FICC revenue, including net DVA, decreased $233 million to $1.8 billion. Excluding net DVA, FICC revenue decreased $501 million to $2.0 billion driven by unfavorable market conditions arising from investor concerns around the Federal Reserve's position on economic stimulus, and political uncertainty both domestically and abroad. Equities revenue, including net DVA, increased $278 million to $945 million. Excluding net DVA, equities revenue increased $255 million to $970 million primarily due to continued gains in market share, higher market volumes, improved performance in equity derivatives as well as increased client financing balances. Sales and trading revenue included total commissions and brokerage fee revenue of $480 million compared to $428 million, substantially all from equities, with the $52 million increase due to a higher market share in equities and increased market volumes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

FICC revenue, including net DVA, decreased $266 million to $7.0 billion. Excluding the impact of credit spreads on net DVA, FICC revenue decreased $1.9 billion to $7.3 billion primarily driven by the same factors as described in the three-month discussion above as well as the write-down of a receivable related to the MBIA Settlement in the first quarter of 2013. For more information on the MBIA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. Equities revenue, including net DVA, increased $963 million to $3.3 billion. Excluding the impact of credit spreads on net DVA, equities revenue increased $759 million to $3.3 billion due to the same factors as described in the three-month discussion above. Sales and trading revenue included total commissions and brokerage fee revenue of $1.6 billion compared to $1.4 billion, substantially all from equities, with the $168 million increase due to the same factors as described in the three-month discussion above.

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$1,478	$1,413	5%	$4,579	$4,337	6%
Noninterest income:
Investment and brokerage services	2,413	2,181	11	7,185	6,577	9
All other income	499	489	2	1,546	1,410	10
Total noninterest income	2,912	2,670	9	8,731	7,987	9
Total revenue, net of interest expense (FTE basis)	4,390	4,083	8	13,310	12,324	8

Provision for credit losses	23	61	(62)	30	154	(81)
Noninterest expense	3,248	3,115	4	9,773	9,524	3
Income before income taxes	1,119	907	23	3,507	2,646	33
Income tax expense (FTE basis)	400	336	19	1,310	977	34
Net income	$719	$571	26	$2,197	$1,669	32

Net interest yield (FTE basis)	2.35%	2.28%		2.42%	2.36%
Return on average allocated capital (1)	28.68	—		29.54	—
Return on average economic capital (1)	—	29.22		—	31.75
Efficiency ratio (FTE basis)	74.00	76.30		73.43	77.28

Balance Sheet

Average
Total loans and leases	$112,752	$101,016	12	$109,499	$99,338	10
Total earning assets	249,203	246,727	1	252,485	245,479	3
Total assets	268,611	265,639	1	271,498	265,812	2
Total deposits	239,663	241,411	(1)	242,757	239,942	1
Allocated capital (1)	10,000	—	n/m	10,000	—	n/m
Economic capital (1)	—	7,840	n/m	—	7,093	n/m

Period end				September 30 2013	December 31 2012
Total loans and leases				$114,175	$105,928	8
Total earning assets				250,677	277,121	(10)
Total assets				270,484	297,326	(9)
Total deposits				241,553	266,188	(9)

(1)
Effective January 1, 2013, we revised, on a prospective basis, the methodology for allocating capital to the business segments. In connection with the change in methodology, we updated the applicable terminology in the above table to allocated capital from economic capital as reported in prior periods. For additional information, see Business Segment Operations on page 30.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income increased $148 million to $719 million driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Revenue increased $307 million to $4.4 billion primarily driven by higher asset management fees related to long-term AUM inflows and higher market levels as well as higher net interest income. The provision for credit losses decreased $38 million to $23 million driven by continued credit quality improvement in the home equity portfolio. Noninterest expense increased $133 million to $3.2 billion driven by higher support costs and volume-driven expenses.

Revenue from MLGWM was $3.6 billion, up seven percent, and revenue from U.S. Trust was $730 million, up 11 percent, both driven by higher noninterest income and net interest income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income increased $528 million to $2.2 billion driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Revenue increased $986 million to $13.3 billion. The provision for credit losses decreased $124 million to $30 million. Noninterest expense increased $249 million to $9.8 billion. These changes were driven by the same factors as described in the three-month discussion above.

Revenue from MLGWM was $11.1 billion, up eight percent, and revenue from U.S. Trust was $2.2 billion, up nine percent, both driven by the same factors as described in the three-month discussion above.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their related deposit and loan balances to or from CBB, CRES and the ALM portfolio, as presented in the table below. We move clients between business segments to better meet the needs of our clients. The table below includes the first quarter transfer whereby GWIM identified and transferred deposit balances of approximately $19 billion to CBB. Additionally, beginning in 2013, the revenue and expense associated with GWIM clients that hold credit cards is included in GWIM. Revenue and expense for prior periods are in CBB.

Net Migration Summary
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Average
Total deposits, net – GWIM from / (to) CBB	$(17,468)	$456	$(14,315)	$242
Total loans, net – GWIM to CRES and the ALM portfolio	(80)	(281)	(45)	(192)
Period end
Total deposits, net – GWIM from / (to) CBB	$627	$5	$(17,261)	$656
Total loans, net – GWIM to CRES and the ALM portfolio	(34)	(58)	(93)	(281)

Client Balances

The table below presents client balances which consist of AUM, brokerage assets, assets in custody, deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	September 30 2013	December 31 2012
Assets under management	$779,614	$698,095
Brokerage assets	1,013,688	960,351
Assets in custody	131,386	117,686
Deposits	241,553	266,188
Loans and leases (1)	117,195	109,305
Total client balances	$2,283,436	$2,151,625

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

The increase of $131.8 billion, or six percent, in client balances was driven by higher market levels and post-merger record long-term AUM inflows, partially offset by the deposit balance transfer of approximately $17.3 billion to CBB as described on page 53.

All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Net interest income (FTE basis)	$36	$273	(87)%	$558	$888	(37)%
Noninterest income:
Card income	79	93	(15)	245	264	(7)
Equity investment income	1,121	172	n/m	2,217	566	n/m
Gains on sales of debt securities	347	328	6	866	1,393	(38)
All other loss	(716)	(1,700)	(58)	(2,081)	(3,742)	(44)
Total noninterest income (loss)	831	(1,107)	n/m	1,247	(1,519)	n/m
Total revenue, net of interest expense (FTE basis)	867	(834)	n/m	1,805	(631)	n/m

Provision for credit losses	(549)	390	n/m	(478)	2,172	n/m
Noninterest expense	930	1,627	(43)	3,245	5,272	(38)
Income (loss) before income taxes	486	(2,851)	n/m	(962)	(8,075)	(88)
Income tax benefit (FTE basis)	(157)	(1,251)	(87)	(1,175)	(3,496)	(66)
Net income (loss)	$643	$(1,600)	n/m	$213	$(4,579)	n/m

Balance Sheet

Average
Loans and leases:
Residential mortgage	$206,409	$220,845	(7)	$210,882	$226,841	(7)
Non-U.S. credit card	10,633	13,329	(20)	10,757	13,706	(22)
Other	15,496	21,956	(29)	16,984	22,763	(25)
Total loans and leases	232,538	256,130	(9)	238,623	263,310	(9)
Total assets (1)	203,044	304,756	(33)	227,401	327,946	(31)
Total deposits	35,126	39,266	(11)	34,814	45,151	(23)

Period end				September 30 2013	December 31 2012
Loans and leases:
Residential mortgage				$204,068	$211,476	(4)
Non-U.S. credit card				11,083	11,697	(5)
Other				14,399	18,808	(23)
Total loans and leases				229,550	241,981	(5)
Total assets (1)				177,869	262,800	(32)
Total deposits				30,705	36,061	(15)

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $541.0 billion and $531.0 billion for the three and nine months ended September 30, 2013 compared to $514.4 billion and $496.7 billion for the same periods in 2012, and $558.0 billion and $537.6 billion at September 30, 2013 and December 31, 2012.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 133. Equity investments include Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Equity investments included our investment in CCB which was sold during the three months ended September 30, 2013, and certain other investments. Additionally, All Other includes certain residential mortgage loans that are managed by Legacy Assets & Servicing.

In January 2013, in connection with the FNMA Settlement, we repurchased certain residential mortgage loans, all of which are held in All Other. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for All Other increased $2.2 billion to $643 million primarily due to negative fair value adjustments on structured liabilities of $152 million related to the improvement in our credit spreads compared to a negative $1.3 billion in the same period in 2012, an increase of $949 million in equity investment income driven by the $753 million gain on the sale of CCB shares, and a portion of an equity investment, a $939 million reduction in the provision for credit losses, and a decrease in noninterest expense of $697 million.

The provision for credit losses improved $939 million to a benefit of $549 million primarily driven by continued improvement in portfolio trends including increased home prices in the residential mortgage portfolio, as well as improvements in credit quality in the non-U.S. credit card portfolio.

Noninterest expense decreased $697 million to $930 million primarily due to lower litigation expense and personnel expense. The income tax benefit was $157 million compared to a benefit of $1.3 billion. The decrease was primarily attributable to the change in pre-tax income (loss) in All Other as well as the impact of residual income tax allocation.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for All Other increased $4.8 billion to $213 million primarily due to negative fair value adjustments on structured liabilities of $232 million related to the improvement in our credit spreads compared to a negative $4.7 billion in the same period in 2012, a $2.7 billion reduction in the provision for credit losses, a decrease in noninterest expense of $2.0 billion and an increase in equity investment income of $1.7 billion, primarily due to gains on the sales of CCB shares and a portion of an equity investment. Partially offsetting these items were $1.7 billion in gains related to liability management actions in the prior-year period and a decrease of $527 million in gains on sales of debt securities.

The provision for credit losses improved $2.7 billion to a benefit of $478 million primarily driven by the same factors as described in the three-month discussion above.

Noninterest expense decreased $2.0 billion to $3.2 billion due to lower litigation and personnel expenses. The income tax benefit was $1.2 billion compared to a benefit of $3.5 billion, with the decrease primarily attributable to the same factors as described in the three-month discussion above, as well as increased benefits from the 2012 non-U.S. restructurings.

Equity Investment Activity

The tables below present the components of equity investments included in All Other at September 30, 2013 and December 31, 2012, and also a reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2013 and 2012. During the three months ended September 30, 2013, the Corporation sold its remaining 2.0 billion common shares of CCB and recorded a pre-tax gain of $753 million.

Equity Investments
(Dollars in millions)			September 30 2013	December 31 2012
Global Principal Investments			$1,932	$3,470
Strategic and other investments			693	2,038
Total equity investments included in All Other			$2,625	$5,508

Equity Investment Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Global Principal Investments	$122	$156	$278	$422
Strategic and other investments	999	16	1,939	144
Total equity investment income included in All Other	1,121	172	2,217	566
Total equity investment income included in the business segments	63	66	210	805
Total consolidated equity investment income	$1,184	$238	$2,427	$1,371

Equity investments included in All Other decreased $2.9 billion to $2.6 billion at September 30, 2013 compared to December 31, 2012, with the decrease due to sales in the GPI and Strategic investments portfolios. GPI had unfunded equity commitments of $155 million at September 30, 2013 compared to $224 million at December 31, 2012.

Equity investment income included in All Other was $1.1 billion and $2.2 billion in the three and nine months ended September 30, 2013, an increase of $949 million and $1.7 billion from the same periods in 2012. The increases in the three and nine months ended September 30, 2013 were primarily due to gains on the sales of CCB shares and a portion of an equity investment. Total Corporation equity investment income was $1.2 billion and $2.4 billion in the three and nine months ended September 30, 2013, an increase of $946 million and $1.1 billion from the same periods in 2012, due to the same factors as described for All Other, partially offset by gains in the prior-year periods on the sales of an equity investment in Global Markets.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on our obligations and commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations on page 54 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K, as well as Note 12 – Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the government-sponsored enterprises (GSEs) or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) rescissions or mortgage guarantee payments that we may receive.

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

For more information on accounting for representations and warranties and our representations and warranties repurchase claims and exposures, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

Representations and Warranties Bulk Settlement Actions

We have settled, or entered into agreements to settle, certain bulk representations and warranties claims (1) with each of the GSEs in 2010 (2010 GSE Agreements), (2) with a trustee (the Trustee) for certain Countrywide Financial Corporation (Countrywide) private-label securitization trusts in 2011 (the BNY Mellon Settlement), (3) with three monoline insurers, Assured Guaranty Ltd. and subsidiaries in 2011 (the Assured Guaranty Settlement), Syncora Guarantee Inc. and Syncora Holdings, Ltd. in 2012 (the Syncora Settlement) and MBIA in May 2013 (the MBIA Settlement), and (4) with FNMA in January 2013 (the FNMA Settlement).

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with the above-referenced counterparties in lieu of a loan-by-loan review process. For instance, in the first quarter of 2013, we entered into the FNMA Settlement to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated from January 1, 2000 through December 31, 2008 and sold directly to FNMA by entities related to Countrywide and BANA. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions and the related impact on the representations and warranties provision and liability, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees herein and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. These

bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material.

BNY Mellon Settlement

The BNY Mellon Settlement, entered into in June 2011, is subject to final court approval and certain other conditions. The court approval hearing on the settlement began on June 3, 2013 in the New York Supreme Court, New York County, and additional hearing days and closing arguments are scheduled to take place in November 2013. Although we are not a party to the proceeding, certain of our rights and obligations under the settlement agreement are conditioned on final court approval of the settlement.

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

Unresolved Claims Status

Unresolved Repurchase Claims

During the three months ended September 30, 2013, we received $1.8 billion in new repurchase claims, including $642 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $1.0 billion submitted by private-label securitization trustees, $174 million submitted by whole-loan investors and $5 million submitted by monoline insurers. During the three months ended September 30, 2013, $822 million in claims were resolved, primarily with the GSEs. Of the claims that were resolved, $536 million were resolved through rescissions and $286 million were resolved through mortgage repurchases and make-whole payments.

During the nine months ended September 30, 2013, we received $5.1 billion in new repurchase claims, including $1.6 billion submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $3.0 billion submitted by private-label securitization trustees, $442 million submitted by whole-loan investors and $49 million submitted by monoline insurers. During the nine months ended September 30, 2013, $15.6 billion in claims were resolved, primarily with the GSEs, including $12.2 billion in GSE claims resolved through the FNMA Settlement and $945 million resolved through the MBIA Settlement. Of the remaining claims that were resolved, $1.5 billion were resolved through rescissions and $962 million were resolved through mortgage repurchases and make-whole payments, primarily with the GSEs. For more information on unresolved repurchase claims from the GSEs, monoline insurers, private-label securitization trustees, whole-loan investors and others, and the resolution of such claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

At September 30, 2013, the total notional amount of our unresolved representations and warranties repurchase claims was $17.7 billion compared to $28.3 billion at December 31, 2012. These repurchase claims do not include any repurchase claims related to the trusts covered by the BNY Mellon Settlement. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution.

The notional amount of unresolved GSE repurchase claims totaled $1.2 billion at September 30, 2013 compared to $13.5 billion at December 31, 2012. As a result of the FNMA Settlement, $12.2 billion of GSE repurchase claims outstanding at December 31, 2012 were resolved in January 2013.

The notional amount of unresolved monoline repurchase claims totaled $1.5 billion at September 30, 2013 compared to $2.4 billion at December 31, 2012. We have had limited loan-level repurchase claims experience with the remaining monoline insurers due to ongoing litigation. In our experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation. As a result of the MBIA Settlement, $945 million of monoline repurchase claims outstanding at December 31, 2012 were resolved in May 2013.

The notional amount of unresolved repurchase claims from private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others totaled $14.9 billion at September 30, 2013 compared to $12.3 billion at December 31, 2012. The increase in the notional amount of unresolved repurchase claims is primarily due to continued submission of claims by private-label securitization trustees; the level of detail, support and analysis which impacts overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. We expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement.

In addition to, and not included in, the total unresolved repurchase claims of $17.7 billion at September 30, 2013, we have received repurchase demands from private-label securitization investors and a master servicer where we believe the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.4 billion, comprised of $1.1 billion of demands received during 2012 and approximately $300 million of demands related to trusts covered by the BNY Mellon Settlement at September 30, 2013 compared to $1.6 billion at December 31, 2012. We do not believe that the $1.4 billion of demands outstanding at September 30, 2013 represents valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although the number of such notices has remained elevated, they have decreased over the last several quarters as the resolution of open notices exceeded new notices. At September 30, 2013, we had approximately 105,000 open MI rescission notices compared to 110,000 at December 31, 2012. Open MI rescission notices at September 30, 2013 included 43,000 pertaining principally to first-lien mortgages serviced for others, 11,000 pertaining to loans held-for-investment (HFI) and 51,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 24,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to FNMA. As of September 30, 2013, 39 percent of the MI rescission notices received have been resolved. Of those resolved, 18 percent were resolved through our acceptance of the MI rescission, 62 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 20 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of September 30, 2013, 61 percent of the MI rescission notices we have received have not yet been resolved. Of those not yet resolved, 49 percent are implicated by ongoing litigation where no loan-level review is currently contemplated or required to preserve our legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. We are in the process of reviewing nine percent of the remaining open MI rescission notices, and we have reviewed and are contesting the MI rescission with respect to 91 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 45 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.

Although the FNMA Settlement did not resolve underlying MI rescission notices, the FNMA Settlement resolved significant representations and warranties exposures, including unresolved and potential repurchase claims from FNMA resulting solely from MI rescission notices relating to loans covered by the FNMA Settlement. Our pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices was $443 million at September 30, 2013 compared to $2.3 billion at December 31, 2012. The FNMA Settlement resolved approximately $1.9 billion of such unresolved repurchase claims that were outstanding at December 31, 2012. Many of these claims represent repurchase claims on loans for which we received a MI rescission notice that is included in the 24,000 open MI rescission notices referenced in the paragraph above. In addition, the FNMA Settlement clarified the parties' obligations with respect to MI rescission notices including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. As a result, we are required to pay the amount of certain MI coverage to FNMA as a result of MI claims rescissions in advance of collection from the mortgage insurance companies and have remitted the amounts required under the agreement related to the 24,000 open MI rescission notices. In certain cases, we may not ultimately collect all such amounts from the mortgage insurance companies. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Unresolved Claims Status – Open Mortgage Insurance Rescission Notices on page 57 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in the estimated range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements; however, such loss could be material.

At September 30, 2013 and December 31, 2012, the liability for representations and warranties and corporate guarantees was $14.1 billion and $19.0 billion, with the decrease primarily driven by the payment and repurchase of loans related to the FNMA Settlement. For the three and nine months ended September 30, 2013, the representations and warranties and corporate guarantees provision was $323 million and $770 million compared to $307 million and $984 million for the same periods in 2012. The provision for the three- and nine-month periods ended September 30, 2013 was driven by our obligations related to MI rescissions and our remaining GSE exposures, with MI rescission being the primary driver for the three-month period and GSE exposures for the nine-month period.

Estimated Range of Possible Loss

Our estimated liability at September 30, 2013 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions.

In the case of non-GSE exposures, including private-label securitizations, our estimate of the representations and warranties liability and the corresponding estimated range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the trusts covered by the BNY Mellon Settlement (Covered Trusts) and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Where relevant, we also take into account more recent experience, such as increased claim activity, our experience with various counterparties and other facts and circumstances, such as bulk settlements, as we believe appropriate.

The representations and warranties liability represents our best estimate of probable incurred losses as of September 30, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have little to no claim activity. We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over accruals at September 30, 2013. The estimated range of possible loss reflects principally non-GSE exposures. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. Our estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with our interpretation that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact our provision and/or the estimated range of possible loss. Additionally, if court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

For more information about the methodology used to estimate the representations and warranties liability and the corresponding estimated range of possible loss for representations and warranties exposures, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for more information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties on page 143.

Experience with Government-sponsored Enterprises

As a result of the FNMA Settlement and earlier bulk settlements with the GSEs, our exposure to repurchase claims from the GSEs for vintages prior to 2009 has been significantly reduced. After these settlements, our exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $106.5 billion, sold primarily to Freddie Mac (FHLMC), and loans with certain defects excluded from the settlements that we do not believe will be material, such as title defects and certain specified violations of FNMA's charter. As of September 30, 2013, of the $106.5 billion, approximately $72.7 billion in principal has been paid, $10.2 billion in principal has defaulted or was severely delinquent and the notional amount of unresolved repurchase claims submitted by the GSEs was $1.1 billion related to these vintages. We have performed an initial review with respect to $742 million of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $361 million of these claims.

The FNMA Settlement and earlier bulk settlements did not address loans originated after 2008. However, we believe that changes made to our operations and underwriting policies have reduced our exposure to the GSEs related to loans originated after 2008. In addition, we estimate that lifetime losses on these vintages will be significantly less than the losses we have experienced with respect to vintages prior to 2009. We have sold $525.7 billion of loans originated after 2008 to the GSEs. As of September 30, 2013, approximately $251.1 billion in principal has been paid, $4.6 billion in principal has defaulted or was severely delinquent and the notional amount of unresolved repurchase claims submitted by the GSEs was $105 million related to these vintages. We have performed an initial review with respect to $83 million of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $22 million of these claims.

Experience with Investors Other than Government-sponsored Enterprises

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $965 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which $547 billion in principal has been paid, $189 billion in principal has defaulted, $56 billion in principal was severely delinquent and $173 billion in principal was current or less than 180 days past due at September 30, 2013.

Table 15 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of September 30, 2013. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of September 30, 2013, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and, of this amount, $109 billion was defaulted or severely delinquent at September 30, 2013.

Table 15
Overview of Non-Agency Securitization and Whole Loan Balances
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance September 30 2013	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$19	$3	$7	$10	$1	$2	$2	$5
Countrywide	716	179	45	142	187	24	45	45	73
Merrill Lynch	67	15	3	16	19	3	4	3	9
First Franklin	82	16	5	24	29	5	6	5	13
Total (1, 2)	$965	$229	$56	$189	$245	$33	$57	$55	$100
By Product
Prime	$302	$69	$9	$25	$34	$2	$6	$7	$19
Alt-A	172	52	12	38	50	7	12	12	19
Pay option	150	38	14	42	56	5	13	16	22
Subprime	247	56	19	65	84	17	20	16	31
Home equity	88	11	—	17	17	2	4	4	7
Other	6	3	2	2	4	—	2	—	2
Total	$965	$229	$56	$189	$245	$33	$57	$55	$100

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 15, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $49.3 billion of the first-lien mortgages and $53.4 billion of the second-lien mortgages have been paid in full, and $35.4 billion of the first-lien mortgages and $17.2 billion of the second-lien mortgages have defaulted or were severely delinquent at September 30, 2013. At least 25 payments have been made on approximately 61 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines insured one or more securities. During the three and nine months ended September 30, 2013, there was minimal repurchase claim activity with the monolines.

At September 30, 2013, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $1.5 billion compared to $2.4 billion at December 31, 2012. At September 30, 2013, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $2.7 billion, excluding loans that had been paid in full or resolved through settlements. Of these file requests, $1.4 billion are aged and subject to ongoing litigation. While no such file requests have been received since 2012, there may be additional requests for loan files in the future leading to repurchase claims. In addition, we have received claims from private-label securitization trustees and a third-party securitization sponsor related to first-lien third-party sponsored securitizations that include monoline insurance.

The MBIA Settlement resolved outstanding and potential claims between the parties to the settlement involving 31 first- and 17 second-lien RMBS trusts for which MBIA provided financial guarantee insurance, including $945 million of monoline repurchase claims outstanding at December 31, 2012. In addition, this settlement covered loans with an unpaid principal balance of $2.6 billion for which we have received file requests but for which no repurchase claims were received as of December 31, 2012. The first- and second-lien mortgages in the covered RMBS trusts had an original principal balance of $29.3 billion and $25.5 billion, and an unpaid principal balance of $9.8 billion and $9.3 billion at the time of the settlement.

For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Experience with Investors Other than Government-sponsored Enterprises on page 59 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Whole Loans and Private-label Securitizations

Legacy entities, and to a lesser extent Bank of America, sold loans to investors as whole loans or via private-label securitizations. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The loans sold with an original total principal balance of $780.5 billion, included in Table 15, were originated between 2004 and 2008, of which $444.3 billion have been paid in full and $192.4 billion were defaulted or severely delinquent at September 30, 2013. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $22.9 billion of representations and warranties repurchase claims from whole-loan investors, including third-party sponsors, and private-label securitization investors and trustees related to these vintages, including $13.6 billion from private-label securitization trustees, $8.5 billion from whole-loan investors and $809 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statute of limitations relating to representations and warranties repurchase claims, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas.

We have resolved $8.0 billion of the claims received from whole-loan investors and private-label securitization investors and trustees with losses of $1.8 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $3.2 billion of these claims were resolved through repurchase or indemnification and $4.8 billion were rescinded by the investor. At September 30, 2013, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $14.8 billion. We have performed an initial review with respect to $13.9 billion of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $911 million of these claims.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and subsequent activity with certain counterparties led to the determination that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations but did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations sponsored by third-party whole-loan investors (and are not required by the governing documents to do so). Our estimated range of possible loss related to representations and warranties exposures as of September 30, 2013 included possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.

Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. We have received repurchase demands totaling $1.4 billion from private-label securitization investors and a master servicer where in each case we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that the demands are otherwise procedurally or substantively invalid.

Servicing, Foreclosure and Other Mortgage Matters

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

2013 IFR Acceleration Agreement

On January 7, 2013, Bank of America and other mortgage servicing institutions entered into an agreement in principle with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve to cease the Independent Foreclosure Review (IFR) that had commenced pursuant to consent orders entered into by Bank of America with the Federal Reserve (2011 FRB Consent Order) and by BANA with the OCC on April 13, 2011 (2011 OCC Consent Order) and replaced it with an accelerated remediation process (2013 IFR Acceleration Agreement). This agreement in principle was memorialized in amendments to the 2011 FRB Consent Order and the 2011 OCC Consent Order on February 28, 2013. The 2013 IFR Acceleration Agreement requires us to provide $1.8 billion of borrower assistance in the form of loan modifications and other foreclosure prevention actions, and in addition, we made a cash payment of $1.1 billion into a qualified settlement fund in the first quarter of 2013, which was fully reserved at December 31, 2012. The borrower assistance program is not expected to result in any incremental credit provision, as we believe that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs.

National Mortgage Settlement

In March 2012, we entered into settlement agreements (collectively, the National Mortgage Settlement) with (1) the U.S. Department of Justice, various federal regulatory agencies and 49 state Attorneys General to resolve federal and state investigations into certain residential mortgage origination, servicing and foreclosure practices, (2) HUD to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily originated by Countrywide prior to and for a period following our acquisition of that lender, and (3) each of the Federal Reserve and the OCC regarding civil monetary penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011. The National Mortgage Settlement was entered by the court as a consent judgment on April 5, 2012. The National Mortgage Settlement provided for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, credits earned for principal reduction, short sales, deeds-in-lieu of foreclosure and approximately $1.0 billion of credits earned for interest rate reduction modifications. In addition, the settlement with HUD provided for an upfront cash payment of $500 million to settle certain claims related to FHA-insured loans. We will also be obligated to provide additional cash payments of up to $850 million if we fail to earn an additional $850 million of credits stemming from incremental first-lien principal reductions and satisfy certain solicitation requirements over a three-year period.

We also entered into agreements with several states under which we committed to perform certain minimum levels of principal reduction and related activities within those states in connection with the National Mortgage Settlement, and under which we could be required to make additional payments if we fail to meet such minimum levels.

Subject to confirmation by the independent monitor appointed as a result of the National Mortgage Settlement to review and certify compliance with its provisions, we believe we have substantially fulfilled all borrower assistance, rate reduction modification and principal reduction commitments and, therefore, do not expect to be required to make additional cash payments. The monitor has validated that through December 2012 we have earned nearly $7.8 billion in credits towards our total obligation. The borrower assistance program did not result in any incremental credit losses as of the settlement date, as the existing allowance for credit losses was adequate to absorb any losses that had not already been charged-off. Under the interest rate reduction program, modifications of approximately 24,000 loans with an aggregate unpaid principal balance of $6.4 billion have been completed as of September 30, 2013, including approximately 600 modifications that were completed during the third quarter. These modifications, which are not accounted for as troubled debt restructurings (TDRs), provided for an average interest rate reduction of approximately two percent, resulting in an estimated decrease in fair value of the modified loans of approximately $740 million and a reduction in annual interest income of approximately $120 million.

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

The National Mortgage Settlement does not cover certain claims arising out of origination, securitization (including representations made to investors with respect to MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. For more information on MERS, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 63 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Impact of Foreclosure Delays

Foreclosure delays impact our default-related servicing costs. We believe default-related servicing costs peaked in late 2012 and these costs declined in 2013. Default-related servicing costs include costs related to resources needed for implementing new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and operational costs due to delayed foreclosures, and do not include mortgage-related assessments, waivers and similar costs related to foreclosure delays.

Other areas of our operations are also impacted by foreclosure delays. In the nine months ended September 30, 2013, we recorded $459 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays compared to $530 million for the same period in 2012. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances, and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. Accordingly, the ultimate resolution of disagreements with counterparties, delays in foreclosure sales beyond those currently anticipated, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing, transfer of servicing and servicing rights, and foreclosure activities, including those claims not covered by the National Mortgage Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. We are also subject to inquiries, investigations, actions and claims from regulators, trustees, investors and other third parties relating to other mortgage-related activities such as the purchase, sale, pooling, and origination and securitization of loans, as well as structuring, marketing, underwriting and issuance of MBS and other securities, including claims relating to the adequacy and accuracy of disclosures in offering documents and representations and warranties made in connection with whole-loan sales or securitizations. The current environment of heightened scrutiny may subject us to governmental or regulatory inquiries, investigations, actions, penalties and fines, including by the RMBS Working Group of the Financial Fraud Enforcement Task Force, or by other regulators or government agencies that could significantly adversely affect our reputation and result in material costs to us in excess of current reserves and management's estimate of the aggregate range of possible loss for litigation matters. For more information on management's estimate of the aggregate range of possible loss and regulatory investigations, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

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

In connection with the National Mortgage Settlement, BANA has agreed to implement certain additional servicing changes. The uniform servicing standards established under the National Mortgage Settlement are broadly consistent with the residential mortgage servicing practices imposed by the 2011 OCC Consent Order; however, they are more prescriptive and cover a broader range of our residential mortgage servicing activities. These standards are intended to strengthen procedural safeguards and documentation requirements associated with foreclosure, bankruptcy and loss mitigation activities, as well as addressing the imposition of fees and the integrity of documentation, with a goal of ensuring greater transparency for borrowers. These uniform servicing standards also obligate us to implement compliance processes reasonably designed to provide assurance of the achievement of these objectives. Compliance with the uniform servicing standards is being assessed by a monitor based on the measurement of outcomes with respect to these objectives. Implementation of these uniform servicing standards has contributed to elevated costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 63 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Regulatory Matters

Financial Reform Act

The Financial Reform Act, which was signed into law on July 21, 2010, enacted sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking which will take effect over several years, making it difficult to anticipate the precise impact on the Corporation, our customers or the financial services industry.

Credit Risk Retention

On August 28, 2013, federal regulators jointly issued a re-proposal of a rule regarding credit risk retention (Credit Risk Retention Rule) that would, among other things, require sponsors to retain at least five percent of the credit risk of the assets underlying certain ABS and MBS securitizations and would limit sponsors' ability to transfer or hedge that credit risk. The proposed rule, as currently written, would likely have some adverse impacts on our ability to engage in many types of MBS and ABS securitizations and resecuritizations, impose additional operational and compliance costs, and negatively influence the value, liquidity and transferability of ABS or MBS, loans and other assets. However, it remains unclear what requirements will be included in the final rule and what the ultimate impact will be on our results of operations.

Derivatives

Pursuant to the Financial Reform Act and subsequent Commodity Futures Trading Commission (CFTC) rulemaking, we have registered BANA and certain other subsidiaries as swap dealers with the CFTC and we will need to register additional entities as swap dealers or major swap participants as a result of the CFTC's July 2013 final cross-border guidance. Upon registration, swap dealers and major swap participants become subject to certain CFTC rules, including measures regarding clearing and exchange trading of certain derivatives, new capital and margin requirements, additional reporting, external and internal business conduct, swap documentation, portfolio compression and reconciliation requirements for derivatives. Most of these requirements, with the exception of margin, capital and exchange/swap execution facility trading, have gone into effect for us, except with respect to swaps between our non-U.S. swap dealers and non-U.S. branches of BANA with certain non-U.S. counterparties. Some CFTC swap requirements began to apply to portions of our non-U.S. swap activity in October 2013. Swap dealers are now required to clear certain interest rate and index credit derivative transactions when facing all counterparty types unless either counterparty qualifies for the “end-user exception” to the clearing mandate. These products will also become subject to exchange/swap execution facility trading requirements beginning in the first quarter of 2014. The timing for margin implementation remains unknown. The Financial Reform Act and subsequent OCC rulemaking also require BANA to "push out" certain derivatives activity to one or more non-bank affiliates by July 2015.

On July 12, 2013, the CFTC provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity and adopted a final cross-border framework to apply CFTC requirements outside the U.S. Europe and various G-20 jurisdictions are also enacting their own derivatives regulation, although the overall pace of non-U.S. reform is behind that of the U.S. The ultimate impact on us of the derivatives regulations and the time it will take us to comply remain uncertain. Final regulations will impose additional operational and compliance costs on us, may require us to restructure certain businesses and may negatively impact our results of operations.

Mortgage

The Consumer Financial Protection Bureau (CFPB) has promulgated several proposed and final rules that will affect our consumer businesses. Among these initiatives is a final rule implementing sections of the Financial Reform Act establishing "ability to repay" and "qualified mortgage" standards under the Truth in Lending Act (TILA). The FHA, FNMA and FHLMC have issued proposed guidance which will require additional technical and process changes to meet specific definitions of "qualified mortgage." In addition, the CFPB issued a final rule establishing mortgage loan servicing standards through amendments to the Real Estate Settlement Procedures Act (RESPA). The CFPB has also finalized rules addressing items such as remittance transfer services, appraisal requirements and loan originator compensation requirements. The CFPB expects, in the near term, to finalize the TILA and RESPA rules, which will transform the process and disclosure of information about mortgage loan terms. Additionally, several federal agencies have jointly re-proposed the "qualified residential mortgage" rule, which imposes credit risk retention requirements on lenders originating certain mortgage loans. The Corporation is evaluating the various rules and proposals and devoting substantial compliance, legal and operational business resources to facilitate compliance with these rules by their respective effective dates.

Resolution Planning

The Federal Reserve and the FDIC require that the Corporation and other BHCs with assets of $50 billion or more, as well as companies designated as systemically important by the Financial Stability Oversight Council, submit annually their plans for a rapid and orderly resolution in the event of material financial distress or failure.

A resolution plan is intended to be a detailed roadmap for the orderly resolution of the BHC and material entities pursuant to the U.S. Bankruptcy Code and other applicable resolution regimes under one or more hypothetical scenarios assuming no extraordinary government assistance. If the Federal Reserve and the FDIC determine that our (or any other BHC's) plan is not credible and we fail to cure the deficiencies in a timely manner, the Federal Reserve and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Corporation. We submitted our initial plan in 2012 and a subsequent plan in the third quarter of 2013. The plan is to be updated annually.

Similarly, in the U.K., the Prudential Regulation Authority (PRA) has issued proposed rules requiring the submission of significant information about certain U.K.-incorporated subsidiaries and other financial institutions, as well as branches of non-U.K. banks located in the U.K. (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the PRA to develop resolution plans. As a result of the PRA review, we could be required to take certain actions over the next several years which could impose operational costs and potentially result in the restructuring of certain business and subsidiaries.

For more information on other significant regulatory matters, see Capital Management – Regulatory Capital on page 71, Note 11 – Commitments and Contingencies to the Consolidated Financial Statements herein, Regulatory Matters on page 64 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K, and Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

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

Enterprise-wide Stress Testing

As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand balance sheet, earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide illustrative hypothetical potential impacts from our risk profile on our balance sheet, earnings, capital and liquidity and serve as a key component of our capital, liquidity and risk management practices. Scenarios are recommended by the Asset Liability and Market Risk Committee (ALMRC) and approved by the Chief Financial Officer and the Chief Risk Officer. Impacts to each business from each scenario are then determined and analyzed, primarily by leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Chief Financial Officer Risk Committee, ALMRC and the Board's Enterprise Risk Committee. For a more detailed discussion of our risk management activities, see pages 66 through 121 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Strategic Risk Management

Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the macroeconomic environment, such as business cycles, competitor actions, changing customer preferences, product obsolescence, technology developments and regulatory environment. We face significant strategic risk due to the changing regulatory environment and the fast-paced development of new products and technologies in the financial services industries. Our appetite for strategic risk is assessed based on the strategic plan, with strategic risks selectively and carefully considered against the backdrop of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition, risk appetite and stress results, among other considerations. The Chief Executive Officer and executive management team manage and act on significant strategic actions, such as material acquisitions or capital actions subsequent to required review and approval by the Board.

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

The ICAAP incorporates capital forecasts, stress test results, economic capital (which is a component of allocated capital), qualitative risk assessments and consideration of regulatory changes. Throughout the year, we generate regulatory capital and economic capital forecasts that are aligned to the most recent earnings, balance sheet and risk forecasts. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in the forecasts, stress tests or economic capital. We regularly assess the capital impacts of proposed changes to regulatory capital requirements. Management regularly assesses ICAAP results and provides documented quarterly assessments of the adequacy of the capital guidelines and capital position to the Board or its committees.

Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Effective January 1, 2013, on a prospective basis, we adjusted the amount of capital being allocated to our business segments. The adjustment reflects a refinement to the prior-year methodology (economic capital) which focused solely on internal risk-based economic capital models. The refined methodology (allocated capital) now also considers the effect of regulatory capital requirements in addition to internal risk-based economic capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 70. The capital allocated to the business segments is currently referred to as allocated capital and, prior to January 1, 2013, was referred to as economic capital, both of which represent non-GAAP financial measures. Allocated capital in the business segments is subject to change over time. For more information on the refined methodology, see Business Segment Operations on page 30.

Regulatory Capital

As a financial services holding company, we are subject to the general risk-based capital rules issued by federal banking regulators which was Basel 1 through December 31, 2012. On January 1, 2013, Basel 1 was amended prospectively, introducing changes to the measurement of risk-weighted assets for exposures subject to market risk (Market Risk Final Rule) and is referred to herein as the Basel 1 – 2013 Rules. Under these rules, the Corporation and its affiliated banking entities, BANA and FIA, measure capital adequacy based on Tier 1 common, Tier 1 and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio. For more information on the Market Risk Final Rule, see Capital Management – Regulatory Capital Changes on page 74.

The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR. The CCAR is the central element to the Federal Reserve's approach to ensuring that large BHCs have adequate capital and robust processes for managing their capital. In January 2013, we submitted our 2013 capital plan, and received results on March 14, 2013. The Federal Reserve's stress scenario projections for the Corporation, based on the 2013 capital plan, estimated a Basel 1 – 2013 minimum Tier 1 common capital ratio of 6.0 percent under severe adverse economic conditions with all proposed capital actions through the end of 2014, exceeding the five percent reference rate for all institutions involved in the CCAR. The capital plan submitted by the Corporation included a request to repurchase up to $5.0 billion of common stock and redeem $5.5 billion in preferred stock over four quarters beginning in the second quarter of 2013, and continue the quarterly common stock dividend at $0.01 per share. As of September 30, 2013, in connection with the CCAR capital plan, we have repurchased and retired 139.6 million common shares for an aggregate purchase price of approximately $1.9 billion and we redeemed $5.5 billion of preferred stock consisting of Series H and 8.

The timing and amount of common stock repurchases have been and will continue to be consistent with the Corporation's 2013 capital plan and will be subject to various factors, including the Corporation's capital position, liquidity, applicable legal considerations, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The remaining common stock repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

For additional information, see Capital Management – Regulatory Capital on page 70 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Capital Composition and Ratios

Tier 1 common capital under the Basel 1 – 2013 Rules was $142.8 billion at September 30, 2013, an increase of $9.4 billion compared to $133.4 billion under Basel 1 at December 31, 2012. The increase was due to earnings eligible to be included in capital, partially offset by the impact of the common stock repurchases. For comparative purposes, we have also provided pro-forma Tier 1 common capital and the related ratio as of December 31, 2012 as if the Basel 1 – 2013 Rules had been in effect at that time. At December 31, 2012, the pro-forma Tier 1 common capital of $133.4 billion was unchanged and the difference between the pro-forma Tier 1 common capital ratio of 10.38 percent compared to 11.06 percent on an as-reported basis was the result of additional risk-weighted assets of $78.8 billion as measured under the Basel 1 – 2013 Rules. At September 30, 2013, the Tier 1 common capital ratio was 11.08 percent, a 70 bps increase from the pro-forma Tier 1 common capital ratio of 10.38 percent at December 31, 2012 driven by the increase in Tier 1 common capital, partially offset by a modest increase in risk-weighted assets. During the nine months ended September 30, 2013, total capital increased $1.3 billion primarily driven by the increase in Tier 1 common capital and the portion of the allowance for loan and lease losses eligible to be included in capital, partially offset by decreases in qualifying preferred stock, term subordinated debt and qualifying trust preferred securities (Trust Securities). For additional information, see Tables 16 and 18.

Table 16 presents Bank of America Corporation's capital ratios and related information in accordance with the Basel 1 – 2013 Rules as measured at September 30, 2013 and Basel 1 at December 31, 2012.

Table 16
Bank of America Corporation Regulatory Capital – Actual and Pro-Forma
	September 30, 2013			December 31, 2012
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 common capital	11.08%	$142,825	n/a	11.06%	$133,403	n/a
Tier 1 common capital (pro-forma) (2)	n/a	n/a	n/a	10.38	133,403	n/a
Tier 1 capital	12.33	159,008	$77,367	12.89	155,461	$72,359
Total capital	15.36	198,001	128,944	16.31	196,680	120,598
Tier 1 leverage	7.79	159,008	81,631	7.37	155,461	84,429

					September 30 2013	December 31 2012
Risk-weighted assets (in billions)					$1,289	$1,206
Adjusted quarterly average total assets (in billions) (3)					2,041	2,111

(1)	Dollar amount required to meet guidelines to be considered well-capitalized.

(2)
Pro-forma Tier 1 common capital ratio at December 31, 2012 includes the estimated impact of the Basel 1 – 2013 Rules. Represents a non-GAAP financial measure. On a pro-forma basis, risk-weighted assets would have been approximately $1,285 billion with the inclusion of $78.8 billion in pro-forma risk-weighted assets.

(3)	Reflects adjusted average total assets for the three months ended September 30, 2013 and December 31, 2012.
n/a = not applicable

At September 30, 2013, in order to increase or decrease our Tier 1 common, Tier 1 or Total capital ratios by one bp, we would need an additional $129 million of Tier 1 common, Tier 1 or Total capital. We could also increase our Tier 1 common, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.2 billion, $1.0 billion or $839 million, respectively. To increase our Tier 1 leverage ratio by one bp on such date, we would need $204 million of additional Tier 1 capital or a reduction of $2.6 billion in adjusted average assets.

Risk-weighted assets increased $83.5 billion during the nine months ended September 30, 2013 to $1,289 billion. This increase adversely impacted Tier 1 common, Tier 1 and Total capital ratios by 74 bps, 84 bps and 106 bps, respectively. The increase was primarily due to the net impact of the Basel 1 – 2013 Rules which added approximately $87 billion in risk-weighted assets and reduced the Tier 1 common capital ratio by approximately 77 bps. The Tier 1 leverage ratio increased 42 bps during the nine months ended September 30, 2013 primarily driven by a reduction in adjusted quarterly average total assets and the increase in Tier 1 capital.

Table 17 presents Bank of America Corporation's risk-weighted assets activity for the nine months ended September 30, 2013.

Table 17
Risk-weighted Assets Activity
(Dollars in billions)	Nine Months Ended September 30, 2013
Risk-weighted assets, January 1	$1,206
Changes to risk-weighted assets
Increase related to Comprehensive Risk Measure (1)	22
Increase related to Incremental Risk Charge (1)	7
Increase related to market risk regulatory VaR	21
Standard specific risk (2)	28
Increase due to items no longer eligible to be included in market risk	9
Increases related to implementation of Basel 1 – 2013 Rules	87
Decrease related to trading and banking book exposures	(10)
Other changes	6
Total risk-weighted assets, September 30	$1,289

(1)	For additional information, see Capital Management – Regulatory Capital Changes on page 74.

(2)	A measure of the risk of loss on a position that could result from factors other than broad market movements.

Table 18 presents capital composition in accordance with the Basel 1 – 2013 Rules as measured at September 30, 2013 and Basel 1 at December 31, 2012.

Table 18
Capital Composition
(Dollars in millions)	September 30 2013	December 31 2012
Total common shareholders' equity	$218,967	$218,188
Goodwill	(69,891)	(69,976)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(4,441)	(4,994)
Net unrealized (gains) losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	3,369	(2,036)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	2,943	4,456
Fair value adjustments related to structured liabilities (1)	4,227	4,084
Disallowed deferred tax asset	(13,939)	(17,940)
Other	1,590	1,621
Total Tier 1 common capital	142,825	133,403
Qualifying preferred stock	10,397	15,851
Trust preferred securities	5,786	6,207
Total Tier 1 capital	159,008	155,461
Long-term debt qualifying as Tier 2 capital	21,417	24,287
Allowance for loan and lease losses	19,432	24,179
Reserve for unfunded lending commitments	480	513
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(3,709)	(9,459)
45 percent of the pre-tax net unrealized gains (losses) on AFS marketable equity securities	(2)	329
Other	1,375	1,370
Total capital	$198,001	$196,680

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.

Regulatory Capital Changes

Market Risk Final Rule

At September 30, 2013, we measured and reported our capital ratios and related information in accordance with the Basel 1 – 2013 Rules, which introduced new measures of market risk including a charge related to stressed Value-at-Risk (VaR), an incremental risk charge and the comprehensive risk measure (CRM), as well as other technical modifications, all of which were effective January 1, 2013. The CRM is used to determine the risk-weighted assets for correlation trading positions. With approval from U.S. banking regulators, but not sooner than one year following compliance with the Market Risk Final Rule, we may remove a surcharge applicable to the CRM. This benefit is not yet included in our reported results. The implementation of the Basel 1 – 2013 Rules was the primary driver of the changes in total risk-weighted assets, and the Tier 1, Tier 1 common and Total capital ratios from December 31, 2012. We manage regulatory capital to adhere to internal capital guidelines and regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted.

Basel 3 Regulatory Capital Rules

In July 2013, U.S. banking regulators approved the final Basel 3 Regulatory Capital rules (Basel 3) which will be effective January 1, 2014. Various aspects of Basel 3 will be subject to multi-year transition periods ending December 31, 2018 and Basel 3 generally continues to be subject to interpretation by the U.S. banking regulators. Basel 3 will materially change our Tier 1 common, Tier 1 and Total capital calculations. Basel 3 introduces new minimum capital ratios and buffer requirements, proposes a supplementary leverage ratio, changes the composition of regulatory capital, revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework, expands and modifies the calculation of risk-weighted assets for credit and market risk (the Advanced Approach), and introduces a Standardized Approach for the calculation of risk-weighted assets. This will replace the Basel 1 – 2013 Rules effective January 1, 2015. For more information on the Standardized Approach, see page 75.

Under Basel 3, we will be required to calculate regulatory capital ratios and risk-weighted assets under both the Standardized Approach and, upon formal notification of approval by U.S. banking regulators anytime on or after January 1, 2014, the Advanced Approach. From January 1, 2014 through December 31, 2014, the Standardized Approach measures risk-weighted assets under the Basel 1 – 2013 Rules and uses Basel 3 capital in the determination of the Basel 3 Standardized Approach capital ratios. For more information on the Standardized Approach, see Table 19 and page 75. The approach that yields the lower ratio is to be used to assess capital adequacy including under the Prompt Corrective Action framework. Prior to receipt of formal notification of approval, we are required to assess our capital adequacy under the Standardized Approach only. The Prompt Corrective Action framework establishes categories of capitalization, including “well capitalized,” based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for “well-capitalized” banking entities. While we continue to evaluate the impact of both the Standardized and Advanced Approaches, we generally expect that initially the Standardized Approach will yield the lower ratios.

In 2011, the Basel Committee issued proposed guidance on capital requirements for global systemically important financial institutions, including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which the guidance will be phased in (the 2011 G-SIFI Proposal). Under this proposal, the SIFI buffer would increase minimum capital requirements for Tier 1 common capital from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. As of September 30, 2013, we estimate our SIFI buffer would be 1.5 percent, in line with the Financial Stability Board’s report, “Update of Group of Global Systemically Important Banks,” issued on November 1, 2012 and based on the 2011 G-SIFI Proposal. Subsequently, in July 2013, the Basel Committee issued a new proposal that updates and replaces the 2011 G-SIFI Proposal. This new proposal modifies and recalibrates the assessment methodology and introduces public disclosure requirements. U.S. banking regulators have not yet issued proposed or final rules related to the SIFI buffer or disclosure requirements.

Regulatory Capital Adjustments and Deductions

Important differences in determining the composition of regulatory capital between Basel 1 – 2013 Rules and Basel 3 include changes in capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI, each of which will be impacted by future changes in interest rates, overall earnings performance or other corporate actions.

Changes to the composition of regulatory capital under Basel 3, such as recognizing the impact of unrealized gains or losses on AFS debt securities on Tier 1 common capital, are subject to a transition period where the impact is recognized in 20 percent annual increments. The transition period for these regulatory capital adjustments and deductions extends from the effective date through December 31, 2017. The phase-in period for the new minimum capital ratio requirements and related buffers under Basel 3 will occur from January 1, 2014 through December 31, 2018. When presented on a fully phased-in basis, the capital ratio, capital and risk-weighted assets assume all regulatory capital adjustments and deductions are fully recognized. Table 19 summarizes how certain regulatory capital deductions and adjustments will be transitioned from 2014 through 2018 for Tier 1 common and Tier 1 capital.

Table 19
Summary of Basel 3 Regulatory Capital Transition Provisions
Beginning on January 1 of each year	2014	2015	2016	2017	2018
Tier 1 common capital
Percent of total amount deducted from Tier 1 common capital includes:	20%	40%	60%	80%	100%
Deferred tax assets arising from net operating loss and tax credit carryforwards; intangibles, other than mortgage servicing rights and goodwill; defined benefit pension fund net assets; net gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value; direct and indirect investments in own Tier 1 common capital instruments; amount exceeding 10 percent and 15 percent thresholds

Percent of total amount used to adjust Tier 1 common capital includes (1):	80%	60%	40%	20%	0%
Net unrealized gains (losses) on AFS debt and certain marketable equity securities recorded in accumulated OCI; employee benefit plan adjustments recorded in accumulated OCI
Tier 1 capital
Percent of total amount deducted from Tier 1 capital includes:	80%	60%	40%	20%	0%
Deferred tax assets arising from net operating loss and tax credit carryforwards; defined benefit pension fund net assets; net gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value

(1)	Represents the phase-out percentage of the exclusion by year.

In addition, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring that Trust Securities be: (1) partially transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016; and (2) partially transitioned and excluded from Tier 2 capital beginning in 2016. The exclusion from Tier 2 capital starts at 40 percent on January 1, 2016, increasing 10 percent each year until the full amount of Trust Securities is excluded from Tier 2 capital beginning on January 1, 2022. Our previously issued and outstanding Trust Securities in the aggregate qualifying amount of $5.8 billion (approximately 45 bps of Tier 1 capital) at September 30, 2013 will no longer qualify as Tier 1 capital or Tier 2 capital beginning in 2016.

Standardized Approach

The Basel 3 Standardized Approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk, as defined under the rules, are measured on the same basis as the Market Risk Final Rule, described previously. Credit risk exposures are measured by applying fixed risk weights to the exposure, determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development (OECD) country risk code and maturity, among others. Under the Standardized Approach, no distinction is made for variations in credit quality for corporate exposures, and the economic benefit of collateral is restricted to a limited list of eligible securities and cash. Some key differences between the Standardized and Advanced Approaches are that the Advanced Approach includes a measure of operational risk and a credit valuation adjustment (CVA) capital charge in credit risk and relies on internal analytical models to measure credit risk-weighted assets, as more fully described below. Under the Basel 3 Standardized Approach, we estimate our Tier 1 common capital ratio, on a fully phased-in basis, to be just above nine percent at September 30, 2013.

Advanced Approach

Under the Basel 3 Advanced Approach, risk-weighted assets are determined primarily for market risk, credit risk and operational risk. Market risk capital measurements are consistent with the Standardized Approach, except for securitization exposures, where the Supervisory Formula Approach is also permitted, and certain differences arising from the inclusion of the CVA capital charge in the credit risk capital measurement. Credit risk exposures are measured using advanced internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss-given default (LGD) and, in certain instances, exposure at default (EAD). The analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using advanced internal models which rely on both internal and external operational loss experience and data. The Basel 3 Advanced Approach requires approval by the U.S. regulatory agencies of our internal analytical models used to calculate risk-weighted assets. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant.

Prior to calculating and assessing capital adequacy and reporting regulatory capital ratios using Basel 3 Advanced Approach risk-weighted assets, we must receive formal notification of approval to do so from the U.S banking regulators. Under the Basel 3 Advanced Approach, we estimated our Tier 1 common capital ratio, on a fully phased-in basis, to be 9.94 percent at September 30, 2013. As of September 30, 2013, we estimated that our Tier 1 common capital would be $131.8 billion and total risk-weighted assets would be $1,327 billion, on a fully phased-in basis. This assumes approval by U.S. banking regulators of our internal analytical models, but does not include the benefit of the removal of the surcharge applicable to the CRM. The calculations under Basel 3 require management to make estimates, assumptions and interpretations, including the probability of future events based on historical experience. Realized results could differ from those estimates and assumptions.

Basel 3 regulatory capital metrics are considered non-GAAP financial measures until January 1, 2014 when they are fully adopted and required by U.S. banking regulators. Table 20 presents a reconciliation of our Tier 1 common capital and risk-weighted assets in accordance with the Basel 1 – 2013 Rules to our Basel 3 fully phased-in estimates at September 30, 2013 and Basel 1 to Basel 3 fully phased-in estimates at December 31, 2012. Our estimates under the Basel 3 Advanced Approach may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve.

Table 20
Basel 1 to Basel 3 (fully phased-in) Reconciliation (1)
(Dollars in millions)	September 30 2013	December 31 2012
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital	$159,008	$155,461
Deduction of qualifying preferred stock and trust preferred securities	(16,183)	(22,058)
Basel 1 Tier 1 common capital	142,825	133,403
Deduction of defined benefit pension assets	(935)	(737)
Deferred tax assets and threshold deductions (deferred tax asset temporary differences, MSRs and significant investments)	(4,758)	(3,020)
Other deductions, net	(5,319)	(1,020)
Basel 3 Advanced Approach (fully phased-in) Tier 1 common capital	$131,813	$128,626

Risk-weighted assets – Basel 1 to Basel 3 (fully phased-in)
Basel 1 risk-weighted assets	$1,289,444	$1,205,976
Credit and other risk-weighted assets	37,140	103,085
Increase due to Market Risk Final Rule (2)	—	81,811
Basel 3 Advanced Approach (fully phased-in) risk-weighted assets	$1,326,584	$1,390,872

Tier 1 common capital ratios
Basel 1	11.08%	11.06%
Basel 3 Advanced Approach (fully phased-in)	9.94	9.25

(1)	Includes the Market Risk Final Rule at September 30, 2013. Basel 1 did not include the Market Risk Final Rule at December 31, 2012.

(2)
Excludes the benefit of certain hedges at December 31, 2012. Including these hedges, the increase due to the Market Risk Final Rule would have been $78.8 billion. For additional information, see Capital Management – Capital Composition and Ratios on page 72.

In Table 20, the other deductions, net at September 30, 2013 of $5.3 billion included net unrealized losses in accumulated OCI on AFS debt and marketable equity securities and employee benefit plans. The change of $4.3 billion in other deductions, net from December 31, 2012 to September 30, 2013 was primarily driven by net unrealized losses in accumulated OCI on AFS debt securities, partially offset by net unrealized gains in accumulated OCI on employee benefit plans. We merged certain pension plans into the Bank of America Pension Plan during the third quarter of 2013, which required a remeasurement of the qualified pension obligations and plan assets at fair value as of the merger date. The remeasurement, which was accelerated from the required December 31 remeasurement, resulted in an increase in accumulated OCI of $1.4 billion which benefited our Tier 1 common capital under Basel 3. For more information on the plan merger, see Note 15 – Pension, Postretirement and Certain Compensation Plans to the Consolidated Financial Statements.

Supplementary Leverage Ratio

Basel 3 also will require us to calculate a supplementary leverage ratio, determined by dividing Tier 1 capital by total leverage exposure for each month-end during the quarter, and then calculating the simple average for the quarter. Total leverage exposure is comprised of all on-balance sheet assets, plus a measure of certain off-balance sheet exposures, including, among others, lending commitments, letters of credit, over-the-counter (OTC) derivatives, repo-style transactions and margin loans. The minimum supplementary leverage ratio requirement of three percent is not effective until January 1, 2018. We will be required to disclose our supplementary leverage ratio effective January 1, 2015.

In July 2013, U.S. banking regulators issued a NPR to modify the supplementary leverage ratio minimum requirements under Basel 3 effective in 2018. This proposal would only be applicable to BHCs with more than $700 billion in total assets or more than $10 trillion in total assets under custody. If adopted, it would require the Corporation to maintain a minimum supplementary leverage ratio of three percent, plus a supplementary leverage buffer of two percent, for a total of five percent. If the Corporation's supplementary leverage buffer is not greater than or equal to two percent, then the Corporation would be subject to mandatory limits on its ability to make distributions of capital to shareholders, whether through dividends, stock repurchases or otherwise. In addition, the insured depository institutions of such BHCs, which for the Corporation would include primarily BANA and FIA, would be required to maintain a minimum six percent leverage ratio to be considered "well capitalized." As of September 30, 2013, we estimate the Corporation's supplementary leverage ratio to be in excess of five percent based on these proposed requirements, and our primary bank subsidiaries, BANA and FIA, to be in excess of the six percent minimum proposed requirement. The proposal is not yet final and, when finalized, could have provisions significantly different from those currently proposed. The provisions of the NPR on the supplementary leverage ratio, if finalized as currently proposed, could have an impact on certain of our businesses. We continue to evaluate the impact of the proposed NPR on us.

In June 2013, the Basel Committee issued a consultative document proposing changes to the method of calculating total leverage exposure. Under this proposal the total leverage exposure would increase, primarily due to the inclusion of repo-style transactions, OTC and centrally-cleared derivatives on a gross basis and a change to measure written credit derivative exposure using a notional-based approach with only limited netting permitted. U.S. banking regulators are not expected to issue any proposed rulemaking until after the Basel Committee issues a final rule.

Additional Proposals

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

For more information regarding Basel 3 and other proposed regulatory capital changes, see Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 21 presents regulatory capital information for BANA and FIA at September 30, 2013 and December 31, 2012.

Table 21
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital (1)
	September 30, 2013			December 31, 2012
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (2)	Ratio	Amount	Minimum Required (2)
Tier 1 capital
Bank of America, N.A.	12.42%	$125,825	$60,796	12.44%	$118,431	$57,099
FIA Card Services, N.A.	15.71	18,711	7,146	17.34	22,061	7,632
Total capital
Bank of America, N.A.	13.97	141,568	101,327	14.76	140,434	95,165
FIA Card Services, N.A.	17.00	20,248	11,910	18.64	23,707	12,719
Tier 1 leverage
Bank of America, N.A.	9.25	125,825	68,050	8.59	118,431	68,957
FIA Card Services, N.A.	11.83	18,711	7,908	13.67	22,061	8,067

(1)
BANA regulatory capital information included the Basel 1 – 2013 Rules at September 30, 2013. At December 31, 2012, BANA regulatory capital information did not include the Basel 1 – 2013 Rules. FIA is not impacted by the Basel 1 – 2013 Rules.

(2)	Dollar amount required to meet guidelines for well-capitalized institutions.

BANA's Tier 1 capital ratio decreased two bps to 12.42 percent and the Total capital ratio decreased 79 bps to 13.97 percent at September 30, 2013 compared to December 31, 2012. The Tier 1 leverage ratio increased 66 bps to 9.25 percent at September 30, 2013 compared to December 31, 2012. The decrease in the Tier 1 capital ratio was driven by an increase in risk-weighted assets of $61.6 billion compared to December 31, 2012, returns of capital and dividends paid to the Corporation of $2.0 billion and $7.2 billion for the three and nine months ended September 30, 2013, partially offset by earnings eligible to be included in capital of $3.9 billion and $12.9 billion. The decrease in the Total capital ratio was driven by the same factors as discussed for the Tier 1 capital ratio as well as a $2.0 billion and $6.9 billion decrease in qualifying subordinated debt for the three and nine months ended September 30, 2013. The increase in the Tier 1 leverage ratio was driven by an increase in Tier 1 capital and a decrease in adjusted quarterly average total assets of $18.2 billion. The increase in risk-weighted assets was primarily due to the impact of implementing the Basel 1 – 2013 Rules and an increase in loans.

FIA's Tier 1 capital ratio decreased 163 bps to 15.71 percent and the Total capital ratio decreased 164 bps to 17.00 percent at September 30, 2013 compared to December 31, 2012. The Tier 1 leverage ratio decreased 184 bps to 11.83 percent at September 30, 2013 compared to December 31, 2012. The decrease in the Tier 1 capital and Total capital ratios was driven by returns of capital of $2.6 billion and $6.5 billion to the Corporation, partially offset by earnings eligible to be included in capital of $1.1 billion and $3.0 billion for the three and nine months ended September 30, 2013 and a decrease in risk-weighted assets of $8.1 billion compared to December 31, 2012, primarily due to a decrease in loans. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets of $3.2 billion. FIA was not impacted by the implementation of the Basel 1 – 2013 Rules.

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At September 30, 2013, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $12.0 billion and exceeded the minimum requirement of $901 million by $11.1 billion. MLPCC's net capital of $1.9 billion exceeded the minimum requirement of $328 million by $1.6 billion. In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At September 30, 2013, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the third quarter of 2013 and through October 30, 2013, see Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

Table 22 is a summary of our cash dividend declarations on preferred stock during the third quarter of 2013 and through October 30, 2013. During the third quarter of 2013, preferred dividends were $279 million, including $255 million in dividends declared during the third quarter plus approximately $24 million, representing the difference between the redemption price at par and the carrying value of securities redeemed in the third quarter. For more information on preferred stock, see Note 14 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Table 22
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	July 24, 2013	October 11, 2013	October 25, 2013	7.00%	$1.75
		October 24, 2013	January 10, 2014	January 24, 2014	7.00	1.75
Series D (2)	$654	July 2, 2013	August 30, 2013	September 16, 2013	6.204%	$0.38775
		October 15, 2013	November 29, 2013	December 16, 2013	6.204	0.38775
Series E (2)	$317	July 2, 2013	July 31, 2013	August 15, 2013	Floating	$0.25556
		October 15, 2013	October 31, 2013	November 15, 2013	Floating	0.25556
Series F	$141	July 2, 2013	August 30, 2013	September 16, 2013	Floating	$1,022.2222
		October 15, 2013	November 29, 2013	December 16, 2013	Floating	1,011.1111
Series G	$493	July 2, 2013	August 30, 2013	September 16, 2013	Adjustable	$1,022.2222
		October 15, 2013	November 29, 2013	December 16, 2013	Adjustable	1,011.1111
Series I (2)	$365	July 2, 2013	September 15, 2013	October 1, 2013	6.625%	$0.4140625
		October 15, 2013	December 15, 2013	January 2, 2014	6.625	0.4140625
Series J (2, 3)	$951	July 2, 2013	July 15, 2013	August 1, 2013	7.25%	$0.453125
Series K (4, 5)	$1,544	July 2, 2013	July 15, 2013	July 30, 2013	Fixed-to-floating	$40.00
Series L	$3,080	September 16, 2013	October 1, 2013	October 30, 2013	7.25%	$18.125
Series M (4, 5)	$1,310	October 15, 2013	October 31, 2013	November 15, 2013	Fixed-to-floating	$40.62500
Series T (1)	$5,000	September 16, 2013	September 25, 2013	October 10, 2013	6.00%	$1,500.00
Series U	$1,000	October 15, 2013	November 15, 2013	December 2, 2013	Fixed-to-floating	$26.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	This series was redeemed on August 1, 2013.

(4)	Initially pays dividends semi-annually.

(5)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Table 22
Preferred Stock Cash Dividend Summary (continued)
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (6)	$98	July 2, 2013	August 15, 2013	August 28, 2013	Floating	$0.18750
		October 15, 2013	November 15, 2013	November 29, 2013	Floating	0.18750
Series 2 (6)	$299	July 2, 2013	August 15, 2013	August 28, 2013	Floating	$0.19167
		October 15, 2013	November 15, 2013	November 29, 2013	Floating	0.19167
Series 3 (6)	$653	July 2, 2013	August 15, 2013	August 28, 2013	6.375%	$0.3984375
		October 15, 2013	November 15, 2013	November 29, 2013	6.375	0.39844
Series 4 (6)	$210	July 2, 2013	August 15, 2013	August 28, 2013	Floating	$0.25556
		October 15, 2013	November 15, 2013	November 29, 2013	Floating	0.25556
Series 5 (6)	$422	July 2, 2013	August 1, 2013	August 21, 2013	Floating	$0.25556
		October 15, 2013	November 1, 2013	November 21, 2013	Floating	0.25556

(6)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

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

Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, see Liquidity Risk – Funding and Liquidity Risk Management on page 75 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

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

Our Global Excess Liquidity Sources were $359 billion and $372 billion at September 30, 2013 and December 31, 2012 and were maintained as presented in Table 23.

Table 23
Global Excess Liquidity Sources
(Dollars in billions)	September 30 2013	December 31 2012	Average for Three Months Ended September 30, 2013
Parent company	$95	$103	$90
Bank subsidiaries	236	247	236
Broker/dealers	28	22	28
Total global excess liquidity sources	$359	$372	$354

Beginning in third quarter of 2013, certain amounts required to collateralize affiliate transactions with our U.S. banks were excluded from parent company liquidity and included in bank liquidity. This change did not have an impact on the Corporation’s total Global Excess Liquidity Sources or Time to Required Funding. For further details on Time to Required Funding, see page 82. As shown in Table 23, parent company Global Excess Liquidity Sources totaled $95 billion and $103 billion at September 30, 2013 and December 31, 2012. The decrease in parent company liquidity was primarily due to debt maturities and capital actions, partially offset by capital repayments from subsidiaries and debt issuances. Typically, parent company cash is deposited overnight with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $236 billion and $247 billion at September 30, 2013 and December 31, 2012. The decrease in bank subsidiaries' liquidity was primarily due to loan growth and a decrease in the fair value of debt securities, partially offset by an increase in short-term borrowings and deposit growth. Liquidity amounts are distinct from the cash deposited by the parent company. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold other unencumbered investment-grade securities that we believe could also be used to generate liquidity. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $212 billion and $194 billion at September 30, 2013 and December 31, 2012. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined by guidelines outlined by the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our broker/dealer subsidiaries totaled $28 billion and $22 billion at September 30, 2013 and December 31, 2012. Our broker/dealers also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in a broker/dealer subsidiary is available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 24 presents the composition of Global Excess Liquidity Sources at September 30, 2013 and December 31, 2012.

Table 24
Global Excess Liquidity Sources Composition
(Dollars in billions)	September 30 2013	December 31 2012
Cash on deposit	$76	$65
U.S. Treasuries	10	21
U.S. agency securities and mortgage-backed securities	255	271
Non-U.S. government and supranational securities	18	15
Total global excess liquidity sources	$359	$372

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "Time to Required Funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our Time to Required Funding was 35 months at September 30, 2013, which is above the Corporation's target minimum of 21 months. For purposes of calculating Time to Required Funding, at September 30, 2013, we have included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain. The merger of Merrill Lynch & Co., Inc. into Bank of America Corporation on October 1, 2013 had no impact on the unsecured contractual obligations included in this metric.

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

The types of potential contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals; increased draws on loan commitments, liquidity facilities and letters of credit, including Variable Rate Demand Notes; additional collateral that counterparties could call if our credit ratings were downgraded; collateral and margin requirements arising from market value changes; and potential liquidity required to maintain businesses and finance customer activities. Changes in certain market factors, including, but not limited to, credit rating downgrades, could negatively impact potential contractual and contingent outflows and the related financial instruments, and in some cases these impacts could be material to our financial results.

We consider all sources of funds that we could access during each stress scenario and focus particularly on matching available sources with corresponding liquidity requirements by legal entity. We also use the stress modeling results to manage our asset-liability profile and establish limits and guidelines on certain funding sources and businesses.

Basel 3 Liquidity Standards

The Basel Committee has issued two liquidity risk-related standards that are considered part of the Basel 3 liquidity standards: the LCR and the NSFR. The LCR is calculated as the amount of a financial institution's unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a 30-day period of significant liquidity stress, expressed as a percentage. The Basel Committee's liquidity risk-related standards do not directly apply to U.S. financial institutions currently, and would only apply once U.S. rules are finalized by the U.S. banking regulators.

On October 24, 2013, the U.S. banking regulators jointly proposed regulations that would implement LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. Under the proposal, an initial minimum LCR requirement of 80 percent would be required in January 2015, and would thereafter increase in 10 percentage point increments annually through January 2017. These minimum requirements would be applicable to the Corporation on a consolidated basis and at our insured depository institutions, including BANA, FIA and Bank of America California, N.A. We are currently evaluating the proposal and its potential impact on our businesses; however, we expect to meet or exceed the final LCR requirement within the regulatory timelines.

The NSFR measures the amount of a financial institution’s longer-term, stable sources of funding relative to the liquidity profiles of the assets funded, as well as the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee is currently reviewing the NSFR requirement and announced that it intends to implement the requirement by January 2018, following an observation period that is currently underway. We continue to monitor the development and the potential impact of the NSFR. Assuming adoption by U.S. banking regulators, we expect to meet the final NSFR requirement within the regulatory timelines.

Diversified Funding Sources

We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a centralized, globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.11 trillion at both September 30, 2013 and December 31, 2012. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.

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

We issue the majority of our long-term unsecured debt at the parent company. During the three and nine months ended September 30, 2013, we issued $6.4 billion and $22.5 billion of long-term unsecured debt, including structured liabilities of $2.5 billion and $5.7 billion. We may also issue long-term unsecured debt through BANA in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile, although there were no new issuances through BANA during the nine months ended September 30, 2013. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

On October 17, 2013, we announced a $4.0 billion cash tender offer for certain senior notes maturing in 2014. As of the October 30, 2013 early tender deadline, more than $4.0 billion in senior notes had been tendered. In addition, we issued $2.5 billion of 2.6% notes due January 2019 and $500 million of floating-rate notes due January 2019. During the three months ended September 30, 2013, we paid $5.0 billion for certain senior notes maturing in 2014. In addition, we issued $2.0 billion of 4.1% notes due July 2023 and €1.5 billion of 2.5% notes due July 2020. Substantially all of this newly issued fixed-rate debt has been converted to floating-rate debt with derivative transactions.

Table 25 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2013.

Table 25
Long-term Debt By Maturity
(Dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Bank of America Corporation	$1,208	$17,359	$17,579	$22,613	$19,631	$57,332	$135,722
Merrill Lynch & Co., Inc. (1)	4,483	16,917	3,794	2,867	5,683	26,284	60,028
Merrill Lynch & Co., Inc. subsidiaries	486	3,892	2,073	1,931	2,184	8,570	19,136
Bank of America, N.A. and subsidiaries	—	2	—	1,085	6,358	1,760	9,205
Other debt	1,825	1,469	1,521	1,478	17	449	6,759
Total long-term debt excluding consolidated VIEs	8,002	39,639	24,967	29,974	33,873	94,395	230,850
Long-term debt of consolidated VIEs	3,836	9,732	1,313	1,872	1,583	6,145	24,481
Total long-term debt	$11,838	$49,371	$26,280	$31,846	$35,456	$100,540	$255,331

(1)
On October 1, 2013, the merger of Merrill Lynch & Co., Inc. into Bank of America Corporation was completed. Effective with this merger, Bank of America Corporation assumed outstanding Merrill Lynch & Co., Inc. debt.

Table 26 presents our long-term debt by major currency at September 30, 2013 and December 31, 2012.

Table 26
Long-term Debt By Major Currency
(Dollars in millions)	September 30 2013	December 31 2012
U.S. Dollar	$176,530	$180,329
Euro	49,778	58,985
Japanese Yen	10,072	12,749
British Pound	9,255	11,126
Canadian Dollar	3,026	3,560
Australian Dollar	1,970	2,760
Swiss Franc	1,576	1,917
Other	3,124	4,159
Total long-term debt	$255,331	$275,585

Total long-term debt decreased $20.3 billion, or seven percent, during the nine months ended September 30, 2013, primarily driven by maturities outpacing new issuances. We anticipate that debt levels will continue to decline due to maturities through the remainder of 2013, reflecting our ongoing initiative to reduce our debt balances over time. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our broker/dealer subsidiaries may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 12 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 75 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 133.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $48.4 billion and $51.7 billion at September 30, 2013 and December 31, 2012.

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

Other factors that influence our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types, the rating agencies' assessment of the general operating environment for financial services companies, our mortgage exposures (including litigation), our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices, and current or future regulatory and legislative initiatives.

The major rating agencies have each indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments.

On August 22, 2013, Moody's Investors Service, Inc. (Moody's) initiated a review of systemically important U.S. BHCs, including BAC, as the agency considers whether to reduce or eliminate the one to two notches of uplift for government support incorporated into its ratings for those companies. Moody’s also noted that it had concurrently placed the Corporation’s stand-alone ratings on review for upgrade, citing a number of positive developments at Bank of America. As a result of these two factors, the long-term debt ratings of the Corporation were placed on review direction uncertain, the Corporation’s short-term credit ratings were placed on review for downgrade, and BANA’s senior debt ratings were placed on review for upgrade. Moody’s expects to complete its review by the end of 2013. On June 11, 2013, Standard & Poor's Ratings Services (S&P) published a report that affirmed all its current ratings for Bank of America Corporation and seven other BHCs that the agency views as having high systemic importance. That report also indicated that S&P is reconsidering, and may remove, the uplift for government support in its holding company ratings for those companies. As a result, the agency maintained its negative outlook on the Corporation's holding company ratings. S&P also maintained its negative outlook on the Corporation's operating company ratings, citing company-specific factors. On May 16, 2013, Fitch Ratings (Fitch) announced the results of its periodic review of its ratings for 12 large, complex securities trading and universal banks, including Bank of America Corporation. As part of this action, Fitch affirmed the Corporation's senior credit ratings and upgraded the rating of its stand-alone creditworthiness, as well as the ratings for its subordinated debt, trust preferred and preferred stock issuances, each by one notch.

Currently, the Corporation's long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (review direction uncertain for long-term rating, review for downgrade for short-term rating) by Moody's, A-/A-2 (negative) by S&P, and A/F1 (stable) by Fitch. BANA's long-term/short-term senior debt ratings and outlooks are as follows: A3/P-2 (review for upgrade) by Moody's, A/A-1 (negative) by S&P, and A/F1 (stable) by Fitch. MLPF&S's long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International's long-term/short-term senior debt ratings are A/A-1 (negative) by S&P and A/F-1 (stable) by Fitch.

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

At September 30, 2013, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $3.4 billion, including $3.0 billion for BANA. If the rating agencies had downgraded their long-term senior debt ratings for these entities by an additional second incremental notch, approximately $4.4 billion in additional incremental collateral, including $300 million for BANA, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2013 was $2.3 billion, against which $1.9 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2013 was an incremental $1.2 billion, against which $800 million of collateral has been posted.

While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time to Required Funding and Stress Modeling on page 82.

For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

On October 15, 2013, Fitch placed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government on rating watch negative. On July 18, 2013, Moody's revised its outlook on the U.S. government to stable from negative and affirmed its Aaa long-term sovereign credit rating on the U.S. government. On June 10, 2013, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government, as the outlook on the long-term credit rating was revised to stable from negative.

Credit Risk Management

Credit quality continued to improve during the third quarter of 2013 due in part to improving economic conditions. In addition, our proactive credit risk management activities positively impacted the credit portfolio as charge-offs and delinquencies continued to improve, primarily in the consumer portfolios and risk ratings improved in the commercial portfolios. For additional information, see Executive Summary – Third Quarter 2013 Economic and Business Environment on page 6.

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

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 119 and Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

For more information on our Credit Risk Management activities, see Consumer Portfolio Credit Risk Management on page 87, Commercial Portfolio Credit Risk Management on page 107, Non-U.S. Portfolio on page 119, Provision for Credit Losses and Allowance for Credit Losses both on page 123, and Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

Since January 2008, and through the third quarter of 2013, Bank of America and Countrywide have completed approximately 1.3 million loan modifications with customers. During the third quarter of 2013, we completed more than 40,000 customer loan modifications with a total unpaid principal balance of approximately $8 billion, including approximately 18,500 permanent modifications under the government's Making Home Affordable Program. Of the loan modifications completed during the third quarter of 2013, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and/or capitalization of past due amounts which represented 67 percent of the volume of modifications completed during the quarter, while principal reductions and forgiveness represented 14 percent, principal forbearance represented 11 percent and capitalization of past due amounts represented seven percent. For modified loans on our balance sheet, these modification types are generally considered TDRs. For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 104 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. economy, labor markets and home prices continued during the three and nine months ended September 30, 2013 resulting in lower credit losses across nearly all major consumer portfolios compared to the same periods in 2012. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered from their 2006 levels.

Improved credit quality across the consumer portfolio drove a $5.1 billion decrease in the consumer allowance for loan and lease losses during the nine months ended September 30, 2013. For additional information, see Allowance for Credit Losses on page 123.

In January 2013, we entered into the FNMA Settlement to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of residential mortgage loans originated and sold directly to FNMA from January 1, 2000 through December 31, 2008 by entities related to Countrywide and BANA. In connection with the FNMA Settlement, we repurchased certain loans from FNMA and, as of September 30, 2013, these loans had an unpaid principal balance of $5.9 billion and a carrying value of $5.0 billion of which $5.6 billion of unpaid principal balance and $4.7 billion of carrying value were classified as PCI loans. All of these loans are included in the Legacy Assets & Servicing portfolio in Table 30. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. For more information on the FNMA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Table 27 presents our outstanding consumer loans, leases and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 27, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. For additional information, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For additional information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98. In addition, given the continued run-off of our discontinued real estate portfolio, effective January 1, 2013, the pay option loans previously included in discontinued real estate loans are now included as part of our residential mortgage and home equity portfolios. The majority of these loans were considered credit-impaired and were written down to fair value upon acquisition. Prior periods were reclassified to conform to current period presentation. For more information on pay option loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Residential Mortgage Loan Portfolio on page 100.

Table 27
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Residential mortgage (1)	$253,496	$252,929	$20,064	$17,451
Home equity	96,653	108,140	7,104	8,667
U.S. credit card	90,280	94,835	n/a	n/a
Non-U.S. credit card	11,083	11,697	n/a	n/a
Direct/Indirect consumer (2)	84,035	83,205	n/a	n/a
Other consumer (3)	1,913	1,628	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	537,460	552,434	27,168	26,118
Loans accounted for under the fair value option (4)	2,186	1,005	n/a	n/a
Total consumer loans and leases	$539,646	$553,439	$27,168	$26,118

(1)
Outstandings include pay option loans of $5.2 billion and $6.7 billion and non-U.S. residential mortgage loans of $87 million and $93 million at September 30, 2013 and December 31, 2012. We no longer originate pay option loans.

(2)
Outstandings include dealer financial services loans of $39.5 billion and $35.9 billion, consumer lending loans of $3.1 billion and $4.7 billion, U.S. securities-based lending loans of $30.4 billion and $28.3 billion, non-U.S. consumer loans of $5.7 billion and $8.3 billion, student loans of $4.3 billion and $4.8 billion and other consumer loans of $1.0 billion and $1.2 billion at September 30, 2013 and December 31, 2012.

(3)
Outstandings include consumer finance loans of $1.2 billion and $1.4 billion, consumer leases of $492 million and $34 million, consumer overdrafts of $175 million and $177 million and other non-U.S. consumer loans of $5 million at both September 30, 2013 and December 31, 2012.

(4)
Consumer loans accounted for under the fair value option represent residential mortgage loans at both September 30, 2013 and December 31, 2012. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 103 and Note 17 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

Table 28 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term stand-by agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 28
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Residential mortgage (1)	$13,328	$15,055	$17,960	$22,157
Home equity	4,176	4,282	—	—
U.S. credit card	n/a	n/a	1,049	1,437
Non-U.S. credit card	n/a	n/a	142	212
Direct/Indirect consumer	59	92	437	545
Other consumer	18	2	1	2
Total (2)	$17,581	$19,431	$19,589	$24,353
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	3.27%	3.52%	3.64%	4.41%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	4.17	4.46	0.39	0.50

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2013 and December 31, 2012, residential mortgage included $13.9 billion and $17.8 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.1 billion and $4.4 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At September 30, 2013 and December 31, 2012, $465 million and $391 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 29 presents net charge-offs and related ratios for consumer loans and leases.

Table 29
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs (1)				Net Charge-off Ratios (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Residential mortgage	$221	$720	$875	$2,382	0.35%	1.10%	0.46%	1.20%
Home equity	302	1,623	1,472	3,474	1.22	5.55	1.93	3.88
U.S. credit card	788	1,079	2,652	3,654	3.47	4.60	3.92	5.11
Non-U.S. credit card	89	124	305	462	3.32	3.70	3.80	4.50
Direct/Indirect consumer	62	161	272	568	0.30	0.78	0.44	0.89
Other consumer	65	63	168	168	13.81	9.53	12.74	8.62
Total	$1,527	$3,770	$5,744	$10,708	1.12	2.64	1.41	2.46

(1)
Net charge-offs exclude write-offs in the PCI loan portfolios of $92 million and $947 million for home equity and $351 million and $648 million for residential mortgage for the three and nine months ended September 30, 2013 compared to $1.7 billion for home equity for both of the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.60 percent and 0.80 percent for residential mortgage, 1.31 percent and 2.09 percent for home equity, and 1.43 percent and 1.80 percent for the total consumer portfolio for the three and nine months ended September 30, 2013, respectively. Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 1.90 percent and 2.07 percent for residential mortgage, 6.13 percent and 4.29 percent for home equity, and 3.35 percent and 3.12 percent for the total consumer portfolio for the three and nine months ended September 30, 2012, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs exclude write-offs in the PCI loan portfolios of $92 million and $947 million in home equity and $351 million and $648 million in residential mortgage for the three and nine months ended September 30, 2013, respectively. This compared to $1.7 billion in home equity for both of the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 1.59 percent and 3.17 percent for home equity and 0.89 percent and 0.79 percent for residential mortgage for the three and nine months ended September 30, 2013, respectively. The net charge-off ratios including the PCI write-offs were 11.38 percent and 5.78 percent for home equity for the same periods in 2012. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

Table 30 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing, see CRES on page 37.

Table 30
Home Loans Portfolio
	Outstandings		Nonperforming		Net Charge-offs (1)
	September 30 2013	December 31 2012	September 30 2013	December 31 2012	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2013	2012	2013	2012
Core portfolio
Residential mortgage	$177,508	$170,116	$3,479	$3,193	$51	$135	$220	$420
Home equity	55,716	60,851	1,417	1,265	76	293	357	648
Total Core portfolio	233,224	230,967	4,896	4,458	127	428	577	1,068
Legacy Assets & Servicing portfolio
Residential mortgage (2)	75,988	82,813	9,849	11,862	170	585	655	1,962
Home equity	40,937	47,289	2,759	3,017	226	1,330	1,115	2,826
Total Legacy Assets & Servicing portfolio	116,925	130,102	12,608	14,879	396	1,915	1,770	4,788
Home loans portfolio
Residential mortgage	253,496	252,929	13,328	15,055	221	720	875	2,382
Home equity	96,653	108,140	4,176	4,282	302	1,623	1,472	3,474
Total home loans portfolio	$350,149	$361,069	$17,504	$19,337	$523	$2,343	$2,347	$5,856

			Allowance for loan and lease losses		Provision for loan and lease losses
			September 30 2013	December 31 2012	Three Months Ended September 30		Nine Months Ended September 30
					2013	2012	2013	2012
Core portfolio
Residential mortgage			$757	$829	$(3)	$56	$141	$363
Home equity			1,066	1,286	(9)	27	138	141
Total Core portfolio			1,823	2,115	(12)	83	279	504
Legacy Assets & Servicing portfolio
Residential mortgage			4,138	6,259	(600)	247	(788)	1,611
Home equity			4,552	6,559	(308)	287	100	946
Total Legacy Assets & Servicing portfolio			8,690	12,818	(908)	534	(688)	2,557
Home loans portfolio
Residential mortgage			4,895	7,088	(603)	303	(647)	1,974
Home equity			5,618	7,845	(317)	314	238	1,087
Total home loans portfolio			$10,513	$14,933	$(920)	$617	$(409)	$3,061

(1)
Net charge-offs exclude write-offs in the PCI loan portfolios of $92 million and $947 million for home equity and $351 million and $648 million for residential mortgage for the three and nine months ended September 30, 2013, which are included in the Legacy Assets & Servicing portfolio, compared to $1.7 billion for home equity for both of the same periods in 2012. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

(2)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $2.2 billion and $1.0 billion of residential mortgage loans accounted for under the fair value option at September 30, 2013 and December 31, 2012. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 103 and Note 17 – Fair Value Option to the Consolidated Financial Statements.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 98.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 47 percent of consumer loans and leases at September 30, 2013. Approximately 18 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, loans repurchased in connection with the FNMA Settlement, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, increased $567 million during the nine months ended September 30, 2013 as new origination volume retained on our balance sheet, loans repurchased as part of the FNMA Settlement and transfers from the held-for-sale portfolio in connection with the decision to retain the loans were partially offset by paydowns and charge-offs.

At September 30, 2013 and December 31, 2012, the residential mortgage portfolio included $88.9 billion and $90.9 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At September 30, 2013 and December 31, 2012, $61.3 billion and $66.6 billion had FHA insurance with the remainder protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record a significant allowance for credit losses with respect to these loans.

At September 30, 2013 and December 31, 2012, $23.7 billion and $25.5 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

In addition to the long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. At September 30, 2013 and December 31, 2012, the synthetic securitization vehicles referenced principal balances of $13.5 billion and $17.6 billion of residential mortgage loans and provided loss protection up to $376 million and $500 million. At September 30, 2013 and December 31, 2012, the Corporation had a receivable of $206 million and $305 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the PCI and fully-insured loan portfolios, for the three and nine months ended September 30, 2013 would have been reduced by one bp and three bps compared to eight bps for both of the same periods in 2012.

The long-term stand-by agreements with FNMA and FHLMC and to a lesser extent the synthetic securitizations together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At September 30, 2013 and December 31, 2012, these programs had the cumulative effect of reducing our risk-weighted assets by $8.2 billion and $7.2 billion, increasing our Tier 1 capital ratio by eight bps and increasing our Tier 1 common capital ratio by seven bps.

Table 31 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the table below (in the "Reported Basis" columns) accruing balances past due and nonperforming loans do not include the PCI loan portfolio even though the customer may be contractually past due. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 98.

Table 31
Residential Mortgage – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					September 30 2013	December 31 2012	September 30 2013	December 31 2012
Outstandings					$253,496	$252,929	$144,558	$144,624
Accruing past due 30 days or more					24,239	28,815	2,442	3,117
Accruing past due 90 days or more					17,960	22,157	—	—
Nonperforming loans					13,328	15,055	13,328	15,055
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100					15%	15%	8%	10%
Refreshed LTV greater than 100					17	28	13	20
Refreshed FICO below 620					22	23	12	14
2006 and 2007 vintages (2)					22	25	29	34

	Reported Basis				Excluding Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012	2013	2012
Net charge-off ratio (3)	0.35%	1.10%	0.46%	1.20%	0.60%	1.90%	0.80%	2.07%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $2.2 billion and $1.0 billion of residential mortgage loans accounted for under the fair value option at September 30, 2013 and December 31, 2012. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 103 and Note 17 – Fair Value Option to the Consolidated Financial Statements.

(2)
These vintages of loans account for 55 percent and 61 percent of nonperforming residential mortgage loans at September 30, 2013 and December 31, 2012, and 60 percent and 64 percent of residential mortgage net charge-offs for the three and nine months ended September 30, 2013, and 69 percent and 71 percent for the three and nine months ended September 30, 2012.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $1.7 billion during the nine months ended September 30, 2013 as paydowns, returns to performing status, charge-offs and transfers to foreclosed properties outpaced new inflows. Also impacting the decrease during the nine months ended September 30, 2013 were sales of nonperforming residential mortgage loans of $799 million and $326 million of loans that had been transferred to held-for-sale. At September 30, 2013, borrowers were current on contractual payments with respect to $4.2 billion, or 31 percent of nonperforming residential mortgage loans, and $6.9 billion, or 52 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less costs to sell. Accruing loans past due 30 days or more decreased $675 million during the nine months ended September 30, 2013.

Net charge-offs decreased $499 million to $221 million for the three months ended September 30, 2013, or 0.60 percent of total average residential mortgage loans, compared to $720 million, or 1.90 percent for the same period in 2012. Net charge-offs decreased $1.5 billion to $875 million for the nine months ended September 30, 2013, or 0.80 percent of total average residential mortgage loans, compared to $2.4 billion, or 2.07 percent for the same period in 2012. These decreases in net charge-offs for the three- and nine-month periods were primarily driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due which were written down to the estimated fair value of the collateral less costs to sell, due in part to improvement in home prices and the U.S. economy.

Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed loan-to-value (LTV), loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised two percent and four percent of the residential mortgage portfolio at September 30, 2013 and December 31, 2012, and accounted for six percent and 13 percent of the residential mortgage net charge-offs during the three and nine months ended September 30, 2013 compared to 21 percent for both of the same periods in 2012.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed LTV represented eight percent and 10 percent of the residential mortgage portfolio at September 30, 2013 and December 31, 2012. Loans with a refreshed LTV greater than 100 percent represented 13 percent and 20 percent of the residential mortgage loan portfolio at September 30, 2013 and December 31, 2012. Of the loans with a refreshed LTV greater than 100 percent, 93 percent and 92 percent were performing at September 30, 2013 and December 31, 2012. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by recent appreciation. Loans to borrowers with refreshed FICO scores below 620 represented 12 percent and 14 percent of the residential mortgage portfolio at September 30, 2013 and December 31, 2012.

Of the $144.6 billion in total residential mortgage loans outstanding at both September 30, 2013 and December 31, 2012, as shown in Table 32, 40 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $16.0 billion, or 28 percent at September 30, 2013. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2013, $325 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $2.4 billion, or two percent of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at September 30, 2013, $2.8 billion, or 17 percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming compared to $13.3 billion, or nine percent of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Table 32 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent of outstandings at both September 30, 2013 and December 31, 2012. Loans within this MSA comprised only one percent and four percent of charge-offs for the three and nine months ended September 30, 2013 and nine percent of net charge-offs for both of the same periods in 2012. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent of outstandings at both September 30, 2013 and December 31, 2012. Loans within this MSA comprised 12 percent and nine percent of net charge-offs for the three and nine months ended September 30, 2013 and five percent of net charge-offs for both of the same periods in 2012.

Table 32
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	September 30 2013	December 31 2012	September 30 2013	December 31 2012	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2013	2012	2013	2012
California	$48,481	$48,671	$3,862	$4,580	$10	$285	$167	$876
New York (3)	11,818	11,290	895	972	12	18	42	59
Florida (3)	11,067	11,100	1,570	1,773	20	74	89	279
Texas	6,893	6,928	455	498	6	11	20	40
Virginia	4,894	5,096	405	410	8	13	22	41
Other U.S./Non-U.S.	61,405	61,539	6,141	6,822	165	319	535	1,087
Residential mortgage loans (4)	$144,558	$144,624	$13,328	$15,055	$221	$720	$875	$2,382
Fully-insured loan portfolio	88,874	90,854
Purchased credit-impaired residential mortgage loan portfolio	20,064	17,451
Total residential mortgage loan portfolio	$253,496	$252,929

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $2.2 billion and $1.0 billion of residential mortgage loans accounted for under the fair value option at September 30, 2013 and December 31, 2012. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 103 and Note 17 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $351 million and $648 million of write-offs in the residential mortgage PCI loan portfolio for the three and nine months ended September 30, 2013 compared to none for the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $11.1 billion and $11.3 billion at September 30, 2013 and December 31, 2012, or eight percent of the residential mortgage loan balances. The CRA portfolio included $2.1 billion and $2.5 billion of nonperforming loans at September 30, 2013 and December 31, 2012 representing 16 percent of total nonperforming residential mortgage loans. Net charge-offs related to the CRA portfolio were $68 million and $167 million for the three months ended September 30, 2013 and 2012, or 31 percent and 23 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs related to the CRA portfolio were $216 million and $487 million for the nine months ended September 30, 2013 and 2012, or 25 percent and 20 percent of total net charge-offs for the residential mortgage portfolio.

Home Equity

The home equity portfolio makes up 18 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages. At September 30, 2013, our HELOC portfolio had an outstanding balance of $82.3 billion, or 85 percent of the total home equity portfolio. HELOCs generally have an initial draw period of 10 years. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At September 30, 2013, our home equity loan portfolio had an outstanding balance of $12.8 billion, or 13 percent of the total home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and 51 percent of these loans have 25- to 30-year terms.

At September 30, 2013, our reverse mortgage portfolio had an outstanding balance of $1.5 billion, or two percent of the total home equity portfolio. We no longer originate these products.

At September 30, 2013, approximately 86 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $11.5 billion during the nine months ended September 30, 2013 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at September 30, 2013 and December 31, 2012, $23.5 billion and $24.7 billion, or 24 percent and 23 percent, were in first-lien positions (26 percent and 25 percent excluding the PCI home equity portfolio at September 30, 2013 and December 31, 2012). At September 30, 2013, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $19.7 billion, or 22 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $56.7 billion at September 30, 2013 compared to $60.9 billion at December 31, 2012. This decrease was primarily due to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 59 percent at September 30, 2013 compared to 60 percent at December 31, 2012.

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

Table 33
Home Equity – Key Credit Statistics
					Reported Basis		Excluding Purchased Credit-impaired Loans
(Dollars in millions)					September 30 2013	December 31 2012	September 30 2013	December 31 2012
Outstandings					$96,653	$108,140	$89,549	$99,473
Accruing past due 30 days or more (1)					817	1,099	817	1,099
Nonperforming loans (1)					4,176	4,282	4,176	4,282
Percent of portfolio
Refreshed combined LTV greater than 90 but less than or equal to 100					10%	10%	10%	10%
Refreshed combined LTV greater than 100					26	31	23	29
Refreshed FICO below 620					8	9	8	8
2006 and 2007 vintages (2)					48	48	45	46

	Reported Basis				Excluding Purchased Credit-impaired Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012	2013	2012
Net charge-off ratio (3)	1.22%	5.55%	1.93%	3.88%	1.31%	6.13%	2.09%	4.29%

(1)
Accruing past due 30 days or more included $159 million and $321 million and nonperforming loans included $493 million and $824 million of loans where we serviced the underlying first-lien at September 30, 2013 and December 31, 2012.

(2)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 50 percent and 51 percent of nonperforming home equity loans at September 30, 2013 and December 31, 2012, and accounted for 67 percent and 62 percent of net charge-offs for the three and nine months ended September 30, 2013, and 55 percent and 60 percent for the three and nine months ended September 30, 2012.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

The following discussion presents the home equity portfolio excluding the PCI loan portfolio.

Nonperforming outstanding balances in the home equity portfolio decreased $106 million during the nine months ended September 30, 2013 due to charge-offs and returns to performing status outpacing new inflows.

At September 30, 2013, on $2.0 billion, or 49 percent of nonperforming home equity loans, the borrowers were current on contractual payments. At September 30, 2013, $1.4 billion, or 33 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less costs to sell. Outstanding balances accruing past due 30 days or more decreased $282 million during the nine months ended September 30, 2013.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. At September 30, 2013, we estimate that $2.2 billion of current and $348 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $544 million of these combined amounts, with the remaining $2.0 billion serviced by third parties. Of the $2.6 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $1.3 billion had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $1.3 billion to $302 million, or 1.31 percent of the total average home equity portfolio for the three months ended September 30, 2013 compared to $1.6 billion, or 6.13 percent for the same period in 2012. Net charge-offs decreased $2.0 billion to $1.5 billion, or 2.09 percent of the total average home equity portfolio for the nine months ended September 30, 2013 compared to $3.5 billion, or 4.29 percent for the same period in 2012. These decreases in net charge-offs for the three- and nine-month periods were primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy. Also, the prior-year period included charge-offs associated with the National Mortgage Settlement and loans discharged in Chapter 7 bankruptcy due to the implementation of regulatory guidance in 2012. Net charge-off ratios for the current-year periods were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines. For more information on the implementation of regulatory guidance in 2012 and the National Mortgage Settlement, see Consumer Portfolio Credit Risk Management on page 80 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

There are certain characteristics of the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007, and loans in geographic areas that have experienced the most significant declines in home prices. Although we have seen some recent home price appreciation, home price declines since 2006 coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised six percent and eight percent of the total home equity portfolio at September 30, 2013 and December 31, 2012, and accounted for 21 percent of the home equity net charge-offs for both the three and nine months ended September 30, 2013 compared to 25 percent for both of the same periods in 2012.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed CLTVs comprised 10 percent of the home equity portfolio at both September 30, 2013 and December 31, 2012. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 23 percent and 29 percent of the home equity portfolio at September 30, 2013 and December 31, 2012. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration since 2006, somewhat mitigated by recent appreciation, has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current on their home equity loan and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at September 30, 2013. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented eight percent of the home equity portfolio at both September 30, 2013 and December 31, 2012.

Of the $89.5 billion and $99.5 billion in total home equity portfolio outstandings at September 30, 2013 and December 31, 2012, 75 percent and 74 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $2.3 billion, or three percent of total HELOCs at September 30, 2013. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2013, $69 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $733 million, or one percent of outstanding accruing past due 30 days or more for the entire HELOC portfolio. In addition, at September 30, 2013, $201 million, or nine percent of outstanding HELOCs that had entered the amortization period were nonperforming compared to $3.7 billion, or four percent of outstandings that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended September 30, 2013, approximately 63 percent of these customers did not pay any principal on their HELOCs.

Table 34 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent and 11 percent of the outstanding home equity portfolio at September 30, 2013 and December 31, 2012. Loans within this MSA comprised seven percent and nine percent of net charge-offs for the three and nine months ended September 30, 2013 and eight percent of net charge-offs for both of the same periods in 2012. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both September 30, 2013 and December 31, 2012. Loans within this MSA comprised eight percent and nine percent of net charge-offs for the three and nine months ended September 30, 2013 and 11 percent for both of the same periods in 2012.

For more information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 34
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs (1)
	September 30 2013	December 31 2012	September 30 2013	December 31 2012	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2013	2012	2013	2012
California	$25,766	$28,730	$1,081	$1,128	$102	$522	$431	$1,101
Florida (2)	10,859	11,899	667	706	57	199	263	486
New Jersey (2)	6,280	6,789	310	312	15	93	78	170
New York (2)	6,183	6,736	420	419	17	86	85	181
Massachusetts	3,974	4,381	144	140	9	41	34	76
Other U.S./Non-U.S.	36,487	40,938	1,554	1,577	102	682	581	1,460
Home equity loans (3)	$89,549	$99,473	$4,176	$4,282	$302	$1,623	$1,472	$3,474
Purchased credit-impaired home equity portfolio	7,104	8,667
Total home equity loan portfolio	$96,653	$108,140

(1)
Net charge-offs exclude $92 million and $947 million of write-offs in the home equity PCI loan portfolio for the three and nine months ended September 30, 2013 compared to $1.7 billion for both of the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

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

PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it were one loan for purposes of applying the accounting guidance for PCI loans. An individual loan is removed from a PCI loan pool if it is sold, foreclosed, forgiven or the expectation of any future proceeds is remote. When a loan is removed from a PCI loan pool and the foreclosure or recovery value of the loan is less than the loan's carrying value, the difference is first applied against the PCI pool's nonaccretable difference. If the nonaccretable difference has been fully utilized, only then is the PCI pool's basis applicable to that loan written-off against its valuation reserve; however, the integrity of the pool is maintained and it continues to be accounted for as if it were one loan.

In January 2013, in connection with the FNMA Settlement, we repurchased certain residential mortgage loans that had previously been sold to FNMA, which we have valued at less than the purchase price. As of September 30, 2013, loans repurchased in connection with the FNMA Settlement that we classified as PCI had an unpaid principal balance of $5.6 billion and a carrying value of $4.7 billion. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 35 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 35
Purchased Credit-impaired Loan Portfolio
	September 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$21,077	$20,064	$1,883	$18,181	86.26%
Home equity	6,922	7,104	1,351	5,753	83.11
Total purchased credit-impaired loan portfolio	$27,999	$27,168	$3,234	$23,934	85.48

	December 31, 2012
Residential mortgage	$18,069	$17,451	$3,108	$14,343	79.38%
Home equity	8,434	8,667	2,428	6,239	73.97
Total purchased credit-impaired loan portfolio	$26,503	$26,118	$5,536	$20,582	77.66

The total PCI unpaid principal balance increased $1.5 billion, or six percent, during the nine months ended September 30, 2013 primarily due to the $5.6 billion of loans repurchased in connection with the FNMA Settlement. Excluding the $5.6 billion of loans repurchased, the total PCI unpaid principal balance decreased $4.1 billion primarily driven by liquidations, payoffs, paydowns and write-offs.

Of the unpaid principal balance of $28.0 billion at September 30, 2013, $6.1 billion was 180 days or more past due, including $5.9 billion of first-lien mortgages and $228 million of home equity loans. Of the $21.9 billion that was less than 180 days past due, $18.8 billion, or 86 percent of the total unpaid principal balance, was current based on the contractual terms while $2.0 billion, or nine percent, was in early stage delinquency.

During the three months ended September 30, 2013, we recorded a provision benefit of $248 million for the PCI loan portfolio including a provision benefit of $156 million for residential mortgage and a provision benefit of $92 million for home equity. This compared to a provision benefit of $166 million for the three months ended September 30, 2012. During the nine months ended September 30, 2013, we recorded a provision benefit of $707 million for the PCI loan portfolio including a provision benefit of $552 million for residential mortgage and a provision benefit of $155 million for home equity. This compared to total provision expense of $327 million for the nine months ended September 30, 2012. The provision benefit for the three and nine months ended September 30, 2013 was primarily driven by an improvement in our home price outlook.

The PCI valuation allowance declined $2.3 billion during the nine months ended September 30, 2013 due to $947 million and $648 million of write-offs in the home equity and residential mortgage PCI loan portfolios, and a provision benefit of $707 million for the PCI loan portfolio. Write-offs during the nine months ended September 30, 2013 included certain home equity PCI loans that were ineligible for the National Mortgage Settlement, but had similar characteristics as the eligible loans and the expectation of future cash proceeds was considered remote.

Additional information on the PCI residential mortgage and home equity portfolios is provided in the following sections.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 74 percent of the total PCI loan portfolio at September 30, 2013. Those loans to borrowers with a refreshed FICO score below 620 represented 54 percent of the PCI residential mortgage loan portfolio at September 30, 2013. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 46 percent of the PCI residential mortgage loan portfolio and 61 percent based on the unpaid principal balance at September 30, 2013. Table 36 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 36
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	September 30 2013	December 31 2012
California	$8,886	$9,238
Florida (1)	1,922	1,797
Virginia	796	715
Maryland	770	417
Texas	460	192
Other U.S./Non-U.S.	7,230	5,092
Total	$20,064	$17,451

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

Pay option adjustable-rate mortgages (ARMs), which are included in the residential mortgage portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually, subject to resetting if minimum payments are made and deferred interest limits are reached. Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully-amortizing loan payment amount is re-established after the initial five- or ten-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan's principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully-amortizing payment is required.

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

At September 30, 2013, the unpaid principal balance of pay option loans was $5.3 billion, with a carrying value of $5.2 billion, including $4.7 billion of loans that were credit-impaired upon acquisition, and accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $2.9 billion including $183 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, nine percent and 10 percent at September 30, 2013 and December 31, 2012 elected to make only the minimum payment on pay option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions regarding this evaluation including prepayment and default rates. Of the loans in the pay option portfolio at September 30, 2013 that have not already experienced a payment reset, less than one percent are expected to reset before 2016, 22 percent are expected to reset in 2016 and nine percent are expected to reset thereafter. In addition, eight percent are expected to prepay and approximately 60 percent are expected to default prior to being reset, most of which were severely delinquent as of September 30, 2013.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 26 percent of the total PCI loan portfolio at September 30, 2013. Those loans with a refreshed FICO score below 620 represented 18 percent of the PCI home equity portfolio at September 30, 2013. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 72 percent of the PCI home equity portfolio and 73 percent based on the unpaid principal balance at September 30, 2013. Table 37 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 37
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	September 30 2013	December 31 2012
California	$2,107	$2,629
Florida (1)	388	524
Virginia	332	383
Arizona	234	297
Colorado	215	264
Other U.S./Non-U.S.	3,828	4,570
Total	$7,104	$8,667

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

The U.S. credit card portfolio is managed in CBB. Outstandings in the U.S. credit card portfolio decreased $4.6 billion during the nine months ended September 30, 2013 due to a seasonal decline in retail transaction volume. For the three and nine months ended September 30, 2013, net charge-offs decreased $291 million to $788 million, and $1.0 billion to $2.7 billion compared to the same periods in 2012 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment, account management on higher risk accounts and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $636 million while loans 90 days or more past due and still accruing interest declined $388 million during the nine months ended September 30, 2013 as a result of the factors mentioned above that contributed to lower net charge-offs.

Table 38 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 38
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2013	December 31 2012
Outstandings			$90,280	$94,835
Accruing past due 30 days or more			2,112	2,748
Accruing past due 90 days or more			1,049	1,437

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net charge-offs	$788	$1,079	$2,652	$3,654
Net charge-off ratios (1)	3.47%	4.60%	3.92%	5.11%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $320.9 billion at September 30, 2013 compared to $335.5 billion at December 31, 2012. The $14.6 billion decrease was driven by closure of inactive accounts and account management initiatives on higher risk accounts.

Table 39 presents certain state concentrations for the U.S. credit card portfolio.

Table 39
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2013	December 31 2012	September 30 2013	December 31 2012	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2013	2012	2013	2012
California	$13,398	$14,101	$163	$235	$130	$196	$444	$666
Florida	7,119	7,469	104	149	85	115	283	405
Texas	6,247	6,448	69	92	50	68	168	228
New York	5,502	5,746	69	91	49	66	173	215
New Jersey	3,786	3,959	47	60	34	44	118	146
Other U.S.	54,228	57,112	597	810	440	590	1,466	1,994
Total U.S. credit card portfolio	$90,280	$94,835	$1,049	$1,437	$788	$1,079	$2,652	$3,654

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $614 million during the nine months ended September 30, 2013 due to a seasonal decline in retail transaction volume. For the three and nine months ended September 30, 2013, net charge-offs decreased $35 million to $89 million, and $157 million to $305 million compared to the same periods in 2012 due primarily to improvement in delinquencies as a result of higher credit quality originations, and portfolio sales.

Unused lines of credit for non-U.S. credit card totaled $30.3 billion at September 30, 2013 compared to $32.2 billion at December 31, 2012. The $1.9 billion decrease was driven by closure of inactive accounts.

Table 40 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 40
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2013	December 31 2012
Outstandings			$11,083	$11,697
Accruing past due 30 days or more			264	403
Accruing past due 90 days or more			142	212

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net charge-offs	$89	$124	$305	$462
Net charge-off ratios (1)	3.32%	3.70%	3.80%	4.50%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At September 30, 2013, approximately 51 percent of the direct/indirect portfolio was included in CBB (consumer dealer financial services - automotive, marine, aircraft, recreational vehicle loans and consumer personal loans), 41 percent was included in GWIM (principally securities-based lending loans and other personal loans) and the remainder was primarily in All Other (the GWIM International Wealth Management (IWM) businesses based outside of the U.S. and student loans).

Outstanding loans and leases increased $830 million during the nine months ended September 30, 2013 as growth within the consumer dealer financial services auto portfolio and securities-based lending portfolio was largely offset by a loan sale within the securities-based lending portfolio in connection with the Corporation's agreement to sell the IWM businesses as well as lower outstandings in the unsecured consumer lending portfolio. For the three and nine months ended September 30, 2013, net charge-offs decreased $99 million to $62 million, and $296 million to $272 million, or 0.30 percent and 0.44 percent of total average direct/indirect loans compared to 0.78 percent and 0.89 percent for the same periods in 2012. These decreases were primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.

For the three and nine months ended September 30, 2013, net charge-offs in the unsecured consumer lending portfolio decreased $71 million to $37 million, and $238 million to $161 million, or 4.48 percent and 5.58 percent of total average unsecured consumer lending loans compared to 7.25 percent and 7.90 percent for the same periods in 2012. During the nine months ended September 30, 2013, direct/indirect loans that were past due 30 days or more and still accruing interest declined $330 million to $1.0 billion due to improvements in the unsecured consumer lending, dealer financial services and student lending portfolios.

Table 41 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 41
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2013	December 31 2012	September 30 2013	December 31 2012	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2013	2012	2013	2012
California	$10,569	$10,793	$38	$53	$7	$21	$34	$77
Florida	7,650	7,363	28	37	8	17	31	61
Texas	7,622	7,239	31	41	6	13	26	46
New York	4,877	4,794	20	28	4	10	16	36
New Jersey	2,594	2,461	12	19	2	5	9	21
Other U.S./Non-U.S.	50,723	50,555	308	367	35	95	156	327
Total direct/indirect loan portfolio	$84,035	$83,205	$437	$545	$62	$161	$272	$568

Other Consumer

At September 30, 2013, approximately 65 percent of the $1.9 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited. The remainder is primarily leases within the consumer dealer financial services portfolio included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option totaled $2.2 billion at September 30, 2013 and were comprised of residential mortgage loans that were previously classified as held-for-sale and residential mortgage loans held in consolidated variable interest entities (VIEs). The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans will continue to be measured at fair value after the reclassification. During the three and nine months ended September 30, 2013, we recorded net losses of $48 million and $1 million resulting from changes in the fair value of these loans, including gains of $6 million and $53 million on loans held in consolidated VIEs that were offset by losses recorded on the related long-term debt.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 42 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2013 and 2012. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from Table 42. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. Nonperforming loans decreased $959 million and $1.9 billion during the three and nine months ended September 30, 2013 as outflows, including the impact of loan sales, outpaced new inflows which continued to improve due to favorable delinquency trends.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At September 30, 2013, $8.9 billion, or 49 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $8.3 billion of nonperforming loans 180 days or more past due and $546 million of foreclosed properties. In addition, at September 30, 2013, $6.2 billion, or 35 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans due to the implementation of regulatory guidance in 2012. For more information on the implementation of regulatory guidance in 2012, see Consumer Portfolio Credit Risk Management on page 80 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

During the three and nine months ended September 30, 2013, foreclosed properties increased $38 million as additions to foreclosed properties outpaced liquidations, and decreased $104 million as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $47 million and $120 million during the three and nine months ended September 30, 2013. Not included in foreclosed properties at September 30, 2013 was $1.6 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 65.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 42.

Table 42
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Nonperforming loans and leases, beginning of period	$18,540	$19,121	$19,431	$18,768
Additions to nonperforming loans and leases:
New nonperforming loans and leases	2,503	3,306	7,453	9,873
Impact of change in treatment of loans discharged in bankruptcies (2)	n/a	1,050	n/a	1,050
Implementation of regulatory interagency guidance (2)	n/a	n/a	n/a	1,853
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(544)	(822)	(1,919)	(2,833)
Sales	(624)	—	(799)	—
Returns to performing status (3)	(1,079)	(943)	(3,161)	(3,127)
Charge-offs	(758)	(1,827)	(2,762)	(5,105)
Transfers to foreclosed properties (4)	(131)	(132)	(336)	(726)
Transfers to loans held-for-sale	(326)	—	(326)	—
Total net additions (reductions) to nonperforming loans and leases	(959)	632	(1,850)	985
Total nonperforming loans and leases, September 30 (5)	17,581	19,753	17,581	19,753
Foreclosed properties, beginning of period	508	1,108	650	1,991
Additions to foreclosed properties:
New foreclosed properties (4)	303	206	690	943
Reductions to foreclosed properties:
Sales	(230)	(485)	(714)	(1,969)
Write-downs	(35)	(30)	(80)	(166)
Total net reductions to foreclosed properties	38	(309)	(104)	(1,192)
Total foreclosed properties, September 30 (6)	546	799	546	799
Nonperforming consumer loans, leases and foreclosed properties, September 30	$18,127	$20,552	$18,127	$20,552
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (7)	3.27%	3.52%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (7)	3.37	3.66

(1)
Balances do not include nonperforming LHFS of $697 million and $639 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $356 million and $540 million at September 30, 2013 and 2012 as well as loans accruing past due 90 days or more as presented in Table 28 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)
As a result of the implementation of regulatory guidance in 2012 on loans discharged in Chapter 7 bankruptcy, we added $1.1 billion to nonperforming loans. As a result of the implementation of regulatory interagency guidance in 2012, we reclassified $1.9 billion of performing home equity loans (of which $1.6 billion were current) to nonperforming. For more information on the implementation of regulatory guidance on loans discharged in Chapter 7 bankruptcy and interagency guidance, see Consumer Portfolio Credit Risk Management on page 80 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

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

(5)	At September 30, 2013, 48 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 64 percent of their unpaid principal balance.

(6)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $1.6 billion and $2.4 billion at September 30, 2013 and 2012.

(7)	Outstanding consumer loans exclude loans accounted for under the fair value option.
n/a = not applicable

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 42 are net of $45 million and $133 million of charge-offs for the three and nine months ended September 30, 2013 compared to $30 million and $231 million for the same periods in 2012, recorded during the first 90 days after transfer.

In accordance with regulatory guidance, we classify consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. We continue to have a lien on the underlying collateral. At September 30, 2013, $3.7 billion of loans discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were included in TDRs, of which $1.9 billion were classified as nonperforming and $1.8 billion were loans fully-insured by the FHA. Of the $3.7 billion of TDRs, approximately 21 percent, 33 percent and 46 percent were discharged in Chapter 7 bankruptcy in the nine months ended September 30, 2013, in the year ended December 31, 2012 and in years prior to 2012, respectively. In addition, at September 30, 2013, of the $1.9 billion of nonperforming loans discharged in Chapter 7 bankruptcy, $1.0 billion were current on their contractual payments while $742 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 70 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and nearly 50 percent were discharged 24 months or more ago. As subsequent cash payments are received, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan. For more information on the impacts to consumer home loan TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

In accordance with bank regulatory interagency guidance, we classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At September 30, 2013 and December 31, 2012, $1.3 billion and $1.5 billion of such loans were included in nonperforming loans.

Table 43 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 42.

Table 43
Home Loans Troubled Debt Restructurings
	September 30, 2013			December 31, 2012
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$30,392	$8,656	$21,736	$28,125	$9,040	$19,085
Home equity (3)	2,214	1,386	828	2,125	1,242	883
Total home loans troubled debt restructurings	$32,606	$10,042	$22,564	$30,250	$10,282	$19,968

(1)
Residential mortgage TDRs deemed collateral dependent totaled $9.1 billion and $9.4 billion, and included $6.5 billion and $6.4 billion of loans classified as nonperforming and $2.6 billion and $3.0 billion of loans classified as performing at September 30, 2013 and December 31, 2012.

(2)	Residential mortgage performing TDRs included $14.2 billion and $11.9 billion of loans that were fully-insured at September 30, 2013 and December 31, 2012.

(3)
Home equity TDRs deemed collateral dependent totaled $1.5 billion and $1.4 billion, and included $1.2 billion and $1.0 billion of loans classified as nonperforming and $294 million and $348 million of loans classified as performing at September 30, 2013 and December 31, 2012.

We work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council guidelines. Credit card and other consumer loan modifications generally involve a reduction in the consumer's interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, non-U.S. credit card modifications may involve reducing the interest rate on the account without placing the customer on a fixed payment plan, and these are also considered TDRs (also a part of the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 42 as substantially all of the loans remain on accrual status until either charged off or paid in full. At September 30, 2013 and December 31, 2012, our renegotiated TDR portfolio was $2.4 billion and $3.9 billion, of which $1.9 billion and $3.1 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 48, 53, 60 and 61 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the three and nine months ended September 30, 2013, credit quality in the commercial loan portfolio continued to show improvement. Reservable criticized balances and nonperforming loans, leases and foreclosed property balances declined during the nine months ended September 30, 2013, with the declines primarily in both the residential and non-residential commercial real estate portfolios. Most other credit quality indicators across the remaining commercial portfolios also improved. The allowance for loan and lease losses for the commercial portfolio increased $383 million to $3.5 billion at September 30, 2013 compared to December 31, 2012 as continued improvement in credit quality was offset by loan growth across the core commercial portfolio (total commercial products excluding U.S. small business). For additional information, see Allowance for Credit Losses on page 123.

Table 44 presents our commercial loans and leases, and related credit quality information at September 30, 2013 and December 31, 2012.

Table 44
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
U.S. commercial	$211,114	$197,126	$1,059	$1,484	$57	$65
Commercial real estate (1)	44,940	38,637	488	1,513	76	29
Commercial lease financing	24,589	23,843	49	44	66	15
Non-U.S. commercial	92,945	74,184	86	68	3	—
	373,588	333,790	1,682	3,109	202	109
U.S. small business commercial (2)	13,148	12,593	103	115	83	120
Commercial loans excluding loans accounted for under the fair value option	386,736	346,383	1,785	3,224	285	229
Loans accounted for under the fair value option (3)	8,010	7,997	2	11	—	—
Total commercial loans and leases	$394,746	$354,380	$1,787	$3,235	$285	$229

(1)	Includes U.S. commercial real estate loans of $43.5 billion and $37.2 billion and non-U.S. commercial real estate loans of $1.4 billion and $1.5 billion at September 30, 2013 and December 31, 2012.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.8 billion and $2.3 billion and non-U.S. commercial loans of $6.2 billion and $5.7 billion at September 30, 2013 and December 31, 2012. For more information on the fair value option, see Note 17 – Fair Value Option to the Consolidated Financial Statements.

Outstanding commercial loans and leases increased $40.4 billion during the nine months ended September 30, 2013 primarily in the non-U.S. commercial and U.S. commercial product types. Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases improved during the nine months ended September 30, 2013 to 0.45 percent from 0.91 percent (0.46 percent and 0.93 percent excluding loans accounted for under the fair value option) at December 31, 2012.

Table 45 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2013 and 2012. Improving trends across the portfolio drove lower charge-offs.

Table 45
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
U.S. commercial	$68	$55	$156	$215	0.13%	0.12%	0.10%	0.16%
Commercial real estate	11	91	148	300	0.11	0.97	0.48	1.06
Commercial lease financing	(8)	(12)	(23)	(7)	(0.13)	(0.22)	(0.13)	(0.04)
Non-U.S. commercial	(2)	9	(1)	11	(0.01)	0.06	—	0.03
	69	143	280	519	0.08	0.19	0.11	0.23
U.S. small business commercial	91	209	291	577	2.86	6.59	3.11	5.98
Total commercial	$160	$352	$571	$1,096	0.17	0.45	0.21	0.47

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 46 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers' acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure increased $63.2 billion during the nine months ended September 30, 2013 primarily driven by increases in loans and leases.

Total commercial utilized credit exposure increased $40.3 billion during the nine months ended September 30, 2013 primarily driven by increases in loans and leases. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances was 58 percent at both September 30, 2013 and December 31, 2012.

Table 46
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Loans and leases	$394,746	$354,380	$307,151	$281,915	$701,897	$636,295
Derivative assets (4)	53,161	53,497	—	—	53,161	53,497
Standby letters of credit and financial guarantees	37,445	41,036	1,191	2,119	38,636	43,155
Debt securities and other investments	14,355	10,937	8,194	6,914	22,549	17,851
Loans held-for-sale	9,513	7,928	1,246	3,763	10,759	11,691
Commercial letters of credit	2,337	2,065	396	564	2,733	2,629
Bankers' acceptances	260	185	—	3	260	188
Foreclosed properties and other (5)	199	1,699	—	—	199	1,699
Total	$512,016	$471,727	$318,178	$295,278	$830,194	$767,005

(1)
Total commercial utilized exposure includes loans and issued letters of credit accounted for under the fair value option and is comprised of loans outstanding of $8.0 billion for both periods and letters of credit with a notional amount of $577 million and $672 million at September 30, 2013 and December 31, 2012.

(2)
Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $14.1 billion and $17.6 billion at September 30, 2013 and December 31, 2012.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $47.3 billion and $58.1 billion at September 30, 2013 and December 31, 2012. Not reflected in utilized and committed exposure is additional derivative collateral held of $18.6 billion and $18.7 billion which consists primarily of other marketable securities.

(5)	The net monoline exposure of $1.3 billion at December 31, 2012 was settled during 2013.

Table 47 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $1.9 billion, or 12 percent, during the nine months ended September 30, 2013 primarily in the commercial real estate portfolio driven largely by continued paydowns, upgrades, charge-offs and sales outpacing downgrades. At September 30, 2013, approximately 85 percent of commercial utilized reservable criticized exposure was secured compared to 82 percent at December 31, 2012.

Table 47
Commercial Utilized Reservable Criticized Exposure
	September 30, 2013		December 31, 2012
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$8,814	3.64%	$8,631	3.72%
Commercial real estate	1,887	4.02	3,782	9.24
Commercial lease financing	1,088	4.43	969	4.06
Non-U.S. commercial	1,610	1.62	1,614	2.02
	13,399	3.24	14,996	3.98
U.S. small business commercial	687	5.22	940	7.45
Total commercial utilized reservable criticized exposure	$14,086	3.31	$15,936	4.10

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $12.6 billion and $14.6 billion and commercial letters of credit of $1.4 billion and $1.3 billion at September 30, 2013 and December 31, 2012.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At September 30, 2013, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 18 percent in Global Markets, nine percent in GWIM (business-purpose loans for wealthy clients) and the remainder primarily in CBB. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $14.0 billion, or seven percent, during the nine months ended September 30, 2013 due to increased client financing activity and growth across the majority of core commercial portfolios. Nonperforming loans and leases decreased $425 million during the nine months ended September 30, 2013. Net charge-offs decreased $59 million for the nine months ended September 30, 2013 compared to the same period in 2012. The declines were broad-based with respect to clients and industries, driven by improved client credit profiles and liquidity.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $6.3 billion, or 16 percent, during the nine months ended September 30, 2013 due to new originations in major metropolitan markets.

The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 22 percent and 23 percent of commercial real estate loans and leases at September 30, 2013 and December 31, 2012.

For the three and nine months ended September 30, 2013, we continued to see improvements in the credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including ongoing refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties decreased $1.2 billion, or 66 percent, and reservable criticized balances decreased $1.9 billion, or 50 percent, during the nine months ended September 30, 2013. Net charge-offs decreased $80 million and $152 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012. These improvements were primarily in the non-residential portfolio.

Table 48 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 48
Outstanding Commercial Real Estate Loans
(Dollars in millions)	September 30 2013	December 31 2012
By Geographic Region
California	$10,026	$8,792
Northeast	9,091	7,315
Southwest	6,317	4,612
Southeast	4,948	4,440
Midwest	3,141	3,421
Florida	2,697	2,148
Northwest	2,144	1,553
Illinois	1,874	1,700
Midsouth	1,872	1,980
Non-U.S.	1,446	1,483
Other (1)	1,384	1,193
Total outstanding commercial real estate loans	$44,940	$38,637
By Property Type
Non-residential
Office	$11,538	$9,324
Multi-family rental	8,305	5,893
Shopping centers/retail	7,019	5,780
Industrial/warehouse	4,422	3,839
Hotels/motels	3,580	3,095
Multi-use	1,838	2,186
Land and land development	1,025	1,157
Other	5,668	5,722
Total non-residential	43,395	36,996
Residential	1,545	1,641
Total outstanding commercial real estate loans	$44,940	$38,637

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

Tables 49 and 50 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 48, 49 and 50 includes condominiums and other residential real estate. Other property types in Tables 48, 49 and 50 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 49
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Non-residential
Office	$126	$295	$518	$914
Multi-family rental	28	109	258	375
Shopping centers/retail	72	230	156	464
Industrial/warehouse	35	160	127	324
Hotels/motels	5	45	38	202
Multi-use	21	123	225	309
Land and land development	153	321	184	359
Other	28	87	184	301
Total non-residential	468	1,370	1,690	3,248
Residential	136	393	197	534
Total commercial real estate	$604	$1,763	$1,887	$3,782

(1)	Includes commercial foreclosed properties of $116 million and $250 million at September 30, 2013 and December 31, 2012.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 50
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Non-residential
Office	$4	$13	$32	$112	0.14%	0.68%	0.41%	2.02%
Multi-family rental	(1)	1	3	13	(0.05)	0.08	0.05	0.31
Shopping centers/retail	—	14	7	43	0.02	0.99	0.15	1.01
Industrial/warehouse	2	15	20	39	0.15	1.68	0.66	1.38
Hotels/motels	—	5	18	8	0.01	0.59	0.73	0.36
Multi-use	2	9	8	48	0.43	1.42	0.52	2.26
Land and land development	(1)	16	23	(58)	(0.36)	4.83	3.06	(5.56)
Other	1	11	(10)	20	0.09	0.71	(0.23)	0.41
Total non-residential	7	84	101	225	0.07	0.94	0.34	0.84
Residential	4	7	47	75	1.16	1.54	4.03	4.87
Total commercial real estate	$11	$91	$148	$300	0.11	0.97	0.48	1.06

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At September 30, 2013, total committed non-residential exposure was $63.6 billion compared to $54.5 billion at December 31, 2012, of which $43.4 billion and $37.0 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties declined $902 million, or 66 percent, to $468 million at September 30, 2013 compared to $1.4 billion at December 31, 2012, which represented 1.08 percent and 3.68 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases across all property types. Non-residential utilized reservable criticized exposure decreased $1.6 billion, or 48 percent, to $1.7 billion at September 30, 2013 compared to $3.2 billion at December 31, 2012, which represented 3.73 percent and 8.27 percent of non-residential utilized reservable exposure, with the decrease primarily due to continued resolution of legacy criticized exposure. The decrease in reservable criticized exposure was driven by decreases across all property types. Non-residential portfolio net charge-offs decreased $77 million and $124 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to lower overall levels of criticized and nonperforming assets, as well as higher recoveries of prior charge-offs.

Total committed residential exposure of $3.1 billion remained relatively unchanged compared to December 31, 2012 with $1.6 billion of funded secured loans at both September 30, 2013 and December 31, 2012. Residential nonperforming loans and foreclosed properties decreased $257 million, or 65 percent, during the nine months ended September 30, 2013 due to repayments, sales and loan restructuring. Residential utilized reservable criticized exposure decreased $337 million, or 63 percent, during the nine months ended September 30, 2013 due to continued resolution of criticized exposure. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 8.72 percent and 12.19 percent at September 30, 2013 compared to 23.33 percent and 31.56 percent at December 31, 2012. Residential portfolio net charge-offs decreased $3 million and $28 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012.

At September 30, 2013 and December 31, 2012, the commercial real estate loan portfolio included $7.0 billion and $6.7 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $593 million and $1.5 billion, and nonperforming construction and land development loans and foreclosed properties totaled $120 million and $730 million at September 30, 2013 and December 31, 2012. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At September 30, 2013, 70 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 30 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $18.8 billion during the nine months ended September 30, 2013 primarily due to increased corporate client demand and client financing activity. Net charge-offs decreased $11 million and $12 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 119.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in CBB. Card-related products were 44 percent and 45 percent of the U.S. small business commercial portfolio at September 30, 2013 and December 31, 2012. Net charge-offs decreased $118 million and $286 million to $91 million and $291 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012 driven by lower delinquencies and bankruptcies resulting from an improvement in credit quality within the small business loan portfolio, an improved economic environment, a reduction in higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 68 percent and 72 percent were credit card-related products for the three and nine months ended September 30, 2013 compared to 46 percent and 57 percent for the same periods in 2012.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is managed primarily in Global Banking. Outstanding commercial loans accounted for under the fair value option increased $13 million to an aggregate fair value of $8.0 billion at September 30, 2013 compared to December 31, 2012 primarily due to increased corporate borrowings under bank credit facilities. We recorded net gains of $8 million and $54 million during the three and nine months ended September 30, 2013 compared to net gains of $98 million and $173 million for the same periods in 2012 resulting from changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $412 million and $528 million at September 30, 2013 and December 31, 2012 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $14.7 billion and $18.3 billion at September 30, 2013 and December 31, 2012. We recorded net gains of $76 million and $122 million from changes in the fair value of commitments and letters of credit during the three and nine months ended September 30, 2013 compared to net gains of $313 million and $605 million for the same periods in 2012 resulting from maturities and terminations at par value and changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 51 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2013 and 2012. Nonperforming loans do not include loans accounted for under the fair value option. During the three and nine months ended September 30, 2013, nonperforming commercial loans and leases decreased $318 million and $1.4 billion to $1.8 billion driven by paydowns, returns to performing status, charge-offs and sales outpacing new nonperforming loans. Approximately 89 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 53 percent were contractually current. Commercial nonperforming loans were carried at approximately 74 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 51
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Nonperforming loans and leases, beginning of period	$2,103	$4,715	$3,224	$6,337
Additions to nonperforming loans and leases:
New nonperforming loans and leases	350	474	969	1,861
Advances	9	42	18	80
Reductions to nonperforming loans and leases:
Paydowns	(380)	(548)	(1,020)	(1,927)
Sales	(88)	(113)	(406)	(642)
Returns to performing status (3)	(91)	(262)	(501)	(559)
Charge-offs	(104)	(221)	(451)	(891)
Transfers to foreclosed properties (4)	(14)	(93)	(42)	(265)
Transfers to loans held-for-sale	—	(46)	(6)	(46)
Total net reductions to nonperforming loans and leases	(318)	(767)	(1,439)	(2,389)
Total nonperforming loans and leases, September 30	1,785	3,948	1,785	3,948
Foreclosed properties, beginning of period	129	433	250	612
Additions to foreclosed properties:
New foreclosed properties (4)	13	74	28	201
Reductions in foreclosed properties:
Sales	(18)	(76)	(138)	(336)
Write-downs	(8)	(6)	(24)	(52)
Total net reductions to foreclosed properties	(13)	(8)	(134)	(187)
Total foreclosed properties, September 30	116	425	116	425
Nonperforming commercial loans, leases and foreclosed properties, September 30	$1,901	$4,373	$1,901	$4,373
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.46%	1.22%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.49	1.35

(1)	Balances do not include nonperforming LHFS of $275 million and $758 million at September 30, 2013 and 2012.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 52 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 52
Commercial Troubled Debt Restructurings
	September 30, 2013			December 31, 2012
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,206	$424	$782	$1,328	$565	$763
Commercial real estate	1,041	324	717	1,391	740	651
Non-U.S. commercial	53	42	11	100	15	85
U.S. small business commercial	110	—	110	202	—	202
Total commercial troubled debt restructurings	$2,410	$790	$1,620	$3,021	$1,320	$1,701

Industry Concentrations

Table 53 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total committed commercial credit exposure increased $63.2 billion, or eight percent, during the nine months ended September 30, 2013 to $830.2 billion. The increase in commercial committed exposure was concentrated in diversified financials, banking, real estate and retailing, partially offset by lower exposure in food, beverage and tobacco.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management's Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration, experienced an increase in committed exposure of $22.7 billion, or 23 percent, during the nine months ended September 30, 2013. The increase was driven by higher funded loans and derivative exposure.

Real estate, our second largest industry concentration, experienced an increase in committed exposure of $6.6 billion, or 10 percent, during the nine months ended September 30, 2013 primarily due to new originations and renewals outpacing paydowns and sales. Real estate construction and land development exposure represented 15 percent and 14 percent of the total real estate industry committed exposure at September 30, 2013 and December 31, 2012. For more information on commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 109.

Retailing, our third largest industry concentration, experienced an increase in committed exposure of $6.8 billion, or 14 percent, during the nine months ended September 30, 2013 driven by loans to auto dealers and wholesalers, and general merchandise stores. Committed exposure to the food, beverage and tobacco industry decreased $6.0 billion, or 16 percent, during the nine months ended September 30, 2013. The decrease was primarily related to commitment reductions and paydowns. Banking committed exposure increased $5.1 billion, or 11 percent, during the nine months ended September 30, 2013 driven by loans to mortgage banking companies. Energy committed exposure increased $4.8 billion, or 12 percent, during the nine months ended September 30, 2013 reflecting higher non-U.S. refining and marketing exposure. Telecommunication services committed exposure increased $4.0 billion, or 39 percent, during the nine months ended September 30, 2013 primarily related to short-term acquisition financing.

Our committed state and municipal exposure of $35.9 billion at September 30, 2013 consisted of $29.1 billion of commercial utilized exposure (including $17.7 billion of funded loans, $7.4 billion of SBLCs and $2.1 billion of derivative assets) and unfunded commercial exposure of $6.8 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 53. While the economic recovery continues to pressure budgets, most state and local governments have implemented offsetting fiscal adjustments and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 53
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Diversified financials	$80,219	$66,102	$122,314	$99,574
Real estate (2)	51,529	47,479	72,271	65,639
Retailing	32,593	28,065	54,516	47,719
Capital goods	27,053	25,071	51,637	49,196
Banking	43,350	39,829	49,920	44,822
Healthcare equipment and services	31,560	29,396	49,221	45,488
Government and public education	39,672	41,441	48,031	50,277
Materials	22,607	21,809	43,638	40,493
Energy	21,212	17,661	43,241	38,441
Consumer services	21,647	23,093	35,378	36,367
Food, beverage and tobacco	14,185	14,738	31,390	37,344
Commercial services and supplies	19,249	19,020	31,312	30,257
Utilities	9,799	8,403	25,068	23,425
Transportation	15,951	13,791	23,159	20,255
Media	12,897	13,091	22,194	21,705
Individuals and trusts	14,699	13,916	18,209	17,801
Pharmaceuticals and biotechnology	7,303	3,846	14,818	11,401
Software and services	7,543	5,549	14,312	12,125
Telecommunication services	4,543	4,008	14,244	10,276
Insurance, including monolines	5,875	8,491	12,165	14,117
Technology hardware and equipment	5,462	5,111	11,516	11,101
Consumer durables and apparel	5,103	4,246	9,479	8,438
Automobiles and components	3,258	3,312	8,390	7,675
Food and staples retailing	3,884	3,528	7,928	6,838
Religious and social organizations	5,492	6,850	7,677	9,107
Other	5,331	3,881	8,166	7,124
Total commercial credit exposure by industry	$512,016	$471,727	$830,194	$767,005
Net credit default protection purchased on total commitments (3)			$(11,204)	$(14,657)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 116.

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

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor's loss. For more information regarding our exposure to representations and warranties, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 54 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment. The notional amount of monoline exposure decreased $1.1 billion during the nine months ended September 30, 2013 due to terminations, paydowns and maturities of monoline contracts.

Table 54
Derivative Credit Exposures
(Dollars in millions)			September 30 2013	December 31 2012
Notional amount of monoline exposure			$12,492	$13,547

Mark-to-market			$238	$898
Counterparty credit valuation adjustment			(29)	(118)
Net mark-to-market			$209	$780

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Gains from credit valuation changes	$16	$44	$61	$175

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At September 30, 2013 and December 31, 2012, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $11.2 billion and $14.7 billion. The mark-to-market effects resulted in net losses of $109 million and $238 million for the three and nine months ended September 30, 2013 compared to net losses of $417 million and $786 million for the same periods in 2012. The gains and losses on these instruments were offset by gains and losses on the exposures. Table 55 presents the average VaR for these derivatives. See Trading Risk Management on page 129 for a description of our VaR calculation for the market-based trading portfolio.

Table 55
Credit Derivative Value-at-Risk
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Average	$19	$45	$21	$57
Credit exposure average	44	81	45	84
Combined average (1)	27	23	29	23

(1)	Reflects the diversification effect between net credit default protection hedging our credit exposure and the related credit exposure.

Tables 56 and 57 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2013 and December 31, 2012.

Table 56
Net Credit Default Protection by Maturity
	September 30 2013	December 31 2012
Less than or equal to one year	29%	21%
Greater than one year and less than or equal to five years	69	75
Greater than five years	2	4
Total net credit default protection	100%	100%

Table 57
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	September 30, 2013		December 31, 2012
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AAA	$(107)	1.0%	$(120)	0.8%
AA	(231)	2.1	(474)	3.2
A	(4,464)	39.8	(5,861)	40.0
BBB	(4,565)	40.7	(6,067)	41.4
BB	(1,125)	10.0	(1,101)	7.5
B	(509)	4.5	(937)	6.4
CCC and below	(128)	1.1	(247)	1.7
NR (4)	(75)	0.8	150	(1.0)
Total net credit default protection	$(11,204)	100.0%	$(14,657)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative trades in the OTC market with large, multinational financial institutions, including broker/dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade, depending on the ultimate rating level, or a breach of credit covenants would typically require an increase in the amount of collateral required by the counterparty, where applicable, and/or allow us to take additional protective measures such as early termination of all trades.

Table 58 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with that counterparty. For more information on our written credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 58 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 3 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 58
Credit Derivatives
	September 30, 2013		December 31, 2012
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,441,696	$7,813	$1,559,472	$8,987
Total return swaps/other	47,399	566	43,489	402
Total purchased credit derivatives	$1,489,095	$8,379	$1,602,961	$9,389
Written credit derivatives:
Credit default swaps	$1,417,896	n/a	$1,531,504	n/a
Total return swaps/other	77,527	n/a	68,811	n/a
Total written credit derivatives	$1,495,423	n/a	$1,600,315	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 3 – Derivatives to the Consolidated Financial Statements.

Table 59
Credit Valuation Gains and Losses
	Three Months Ended September 30						Nine Months Ended September 30
	2013			2012			2013			2012
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation gains (losses)	$335	$(233)	$102	$525	$(450)	$75	$347	$(478)	$(131)	$725	$(488)	$237

Non-U.S. Portfolio

Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. Management oversight of country risk, including cross-border risk, is provided by the Country Credit Risk Committee, a subcommittee of the CRC. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance, rather than through country risk governance.

Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S. The risk assignments by country can be adjusted for external guarantees and certain collateral types. Exposures that are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities.

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

Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with credit default swaps (CDS), and secured financing transactions. Derivative exposures are presented net of collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral.

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

Table 60 presents our 20 largest, non-U.S. country exposures. These exposures accounted for 88 percent and 89 percent of our total non-U.S. exposure at September 30, 2013 and December 31, 2012. Net country exposure for these 20 countries decreased $20.4 billion from December 31, 2012 driven by a decrease in funded loans and loan equivalents in Japan resulting from a decrease in central bank deposits and a reduction in unfunded loan commitments in Singapore.

Table 60
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2013	Hedges and Credit Default Protection	Net Country Exposure at September 30 2013	Increase (Decrease) from December 31 2012
United Kingdom	$25,653	$11,269	$6,846	$4,687	$48,455	$(3,532)	$44,923	$(2,269)
Canada	6,277	7,144	1,482	4,639	19,542	(1,356)	18,186	(790)
Brazil	8,596	603	325	4,126	13,650	(218)	13,432	929
Germany	6,512	5,510	2,966	1,902	16,890	(3,830)	13,060	2,040
France	1,931	7,138	1,444	5,815	16,328	(3,951)	12,377	(3,914)
China	9,256	833	512	1,060	11,661	(538)	11,123	1,936
Australia	5,243	2,492	780	2,555	11,070	(528)	10,542	813
India	7,218	577	387	2,355	10,537	(178)	10,359	(3,359)
Japan	4,366	473	902	4,029	9,770	(1,145)	8,625	(14,764)
Hong Kong	5,860	655	126	868	7,509	(205)	7,304	1,861
South Korea	4,225	700	514	2,623	8,062	(1,338)	6,724	(425)
Russian Federation	6,335	408	186	336	7,265	(759)	6,506	1,594
Italy	3,553	2,883	2,027	1,667	10,130	(4,005)	6,125	1,287
Netherlands	3,269	2,724	712	1,064	7,769	(1,854)	5,915	(4,767)
Switzerland	2,121	3,127	661	612	6,521	(794)	5,727	(93)
Singapore	3,319	201	139	1,814	5,473	(145)	5,328	(4,846)
Mexico	2,803	735	219	1,123	4,880	(510)	4,370	711
Taiwan	2,791	22	154	1,195	4,162	(31)	4,131	909
Luxembourg	1,267	2,284	440	36	4,027	(442)	3,585	2,139
Spain	2,724	1,004	114	614	4,456	(1,233)	3,223	569
Total top 20 non-U.S. countries exposure	$113,319	$50,782	$20,936	$43,120	$228,157	$(26,592)	$201,565	$(20,439)

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market volatility is expected to continue as policymakers address the fundamental challenges of competitiveness, growth and fiscal solvency. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Table 61 presents our direct sovereign and non-sovereign exposures in these countries at September 30, 2013. Our total sovereign and non-sovereign exposure to these countries was $16.5 billion at September 30, 2013 compared to $14.5 billion at December 31, 2012. The total exposure to these countries, net of all hedges, was $10.8 billion at September 30, 2013 compared to $9.5 billion at December 31, 2012. At September 30, 2013 and December 31, 2012, hedges and credit default protection purchased, net of credit default protection sold, was $5.6 billion and $5.1 billion. Net country exposure increased $1.4 billion from December 31, 2012 driven by increased funded loan and loan equivalents with financial institutions in Spain and Italy and an increase in sovereign securities in Italy, partially offset by a decrease in corporate exposures across all countries.

Table 61
Select European Countries
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure (1)	Securities/ Other Investments (2)	Country Exposure at September 30 2013	Hedges and Credit Default Protection (3)	Net Country Exposure at September 30 2013	Increase (Decrease) from December 31, 2012
Greece
Sovereign	$—	$—	$—	$38	$38	$—	$38	$36
Financial institutions	—	—	—	26	26	(30)	(4)	1
Corporates	70	57	6	29	162	(17)	145	(164)
Total Greece	$70	$57	$6	$93	$226	$(47)	$179	$(127)
Ireland
Sovereign	$24	$—	$21	$7	$52	$(10)	$42	$(16)
Financial institutions	316	10	168	28	522	(5)	517	(75)
Corporates	402	303	83	60	848	(29)	819	(110)
Total Ireland	$742	$313	$272	$95	$1,422	$(44)	$1,378	$(201)
Italy
Sovereign	$—	$—	$1,651	$1,275	$2,926	$(1,829)	$1,097	$1,067
Financial institutions	1,903	3	205	85	2,196	(874)	1,322	245
Corporates	1,650	2,880	171	307	5,008	(1,302)	3,706	(25)
Total Italy	$3,553	$2,883	$2,027	$1,667	$10,130	$(4,005)	$6,125	$1,287
Portugal
Sovereign	$—	$—	$18	$—	$18	$(37)	$(19)	$18
Financial institutions	8	—	4	2	14	(59)	(45)	(83)
Corporates	90	81	—	32	203	(215)	(12)	(97)
Total Portugal	$98	$81	$22	$34	$235	$(311)	$(76)	$(162)
Spain
Sovereign	$36	$—	$61	$387	$484	$(66)	$418	$191
Financial institutions	877	4	20	68	969	(282)	687	529
Corporates	1,811	1,000	33	159	3,003	(885)	2,118	(151)
Total Spain	$2,724	$1,004	$114	$614	$4,456	$(1,233)	$3,223	$569
Total
Sovereign	$60	$—	$1,751	$1,707	$3,518	$(1,942)	$1,576	$1,296
Financial institutions	3,104	17	397	209	3,727	(1,250)	2,477	617
Corporates	4,023	4,321	293	587	9,224	(2,448)	6,776	(547)
Total select European exposure	$7,187	$4,338	$2,441	$2,503	$16,469	$(5,640)	$10,829	$1,366

(1)
Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with CDS, and secured financing transactions. Derivative exposures are presented net of $1.7 billion in collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral. The notional amount of reverse repurchase transactions was $4.6 billion. Counterparty exposure is not presented net of hedges or credit default protection.

(2)
Long securities exposures are netted on a single-name basis to, but not below, zero by short exposures of $5.6 billion and net CDS purchased of $652 million, consisting of $492 million of net single-name CDS purchased and $160 million of net indexed and tranched CDS purchased.

(3)
Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the Corporation's risk to country exposures as listed, including $3.5 billion, consisting of $2.7 billion in net single-name CDS purchased and $759 million in net indexed and tranched CDS purchased, to hedge loans and securities, $2.0 billion in additional credit default protection purchased to hedge derivative assets and $166 million in other short exposures.

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

Table 62 presents the notional amount and fair value of single-name CDS purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain. Table 62 includes only single-name CDS netted at the counterparty level, whereas, Table 61 includes single-name, indexed and tranched CDS exposures netted by the reference asset that they are intended to hedge; therefore, CDS purchased and sold information is not comparable between tables.

Table 62
Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain (1)
	September 30, 2013
	Notional		Fair Value
(Dollars in billions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$1.4	$1.3	$0.1	$—
After netting (2)	0.4	0.3	—	—
Ireland
Aggregate	2.9	2.7	0.1	0.1
After netting (2)	1.4	1.2	0.1	0.1
Italy
Aggregate	54.5	49.1	3.6	2.8
After netting (2)	12.7	7.3	1.4	0.6
Portugal
Aggregate	7.8	8.0	0.5	0.5
After netting (2)	1.3	1.5	0.1	0.1
Spain
Aggregate	22.0	22.1	0.7	0.7
After netting (2)	3.7	3.8	0.1	0.1

(1)	The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are primarily with non-Eurozone counterparties.

(2)	Amounts listed are after consideration of legally enforceable counterparty master netting agreements.

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

In addition to our direct sovereign and non-sovereign exposures, a significant deterioration of the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes posted as collateral, disruptions in capital markets, widening of credit spreads of U.S. and non-U.S. financial institutions, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For more information on the debt crisis in Europe, see Item 1A. Risk Factors of the Corporation's 2012 Annual Report on Form 10-K.

Provision for Credit Losses

The provision for credit losses decreased $1.5 billion to $296 million, and decreased $2.7 billion to $3.2 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The provision for credit losses was $1.4 billion and $3.1 billion lower than net charge-offs for the three and nine months ended September 30, 2013, resulting in reductions in the allowance for credit losses due to continued improvement in the home loans and credit card portfolios. This compared to reductions of $2.3 billion and $5.8 billion in the allowance for credit losses for the three and nine months ended September 30, 2012. If the economy and home prices continue to improve, we anticipate additional reductions in the allowance for credit losses in future periods, although at a lower level than the third quarter.

The provision for credit losses for the consumer portfolio decreased $1.8 billion to a benefit of $191 million, and decreased $3.7 billion to $2.3 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to continued improvement in the home loans portfolio primarily as a result of increased home prices, and improvement in the credit card portfolios. The provision for credit losses related to the PCI loan portfolios was a benefit of $248 million and a benefit of $707 million for the three and nine months ended September 30, 2013 primarily due to improvement in our home price outlook compared to a benefit of $166 million and an expense of $327 million for the same periods in 2012.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $290 million to $487 million, and increased $925 million to $936 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to stabilization of credit quality, loan growth and a higher volume of loan resolutions in the prior year within the core commercial portfolio, partially offset by a decrease in the U.S. small business portfolio as a result of improvement in credit quality.

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

The first component of the allowance for loan and lease losses covers both nonperforming commercial loans and all TDRs within the consumer and commercial portfolios. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan's original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan's observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses which are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of September 30, 2013, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of September 30, 2013, changes in portfolio size and composition resulted in an increase in the allowance for all major commercial portfolios.

Also included within the second component of the allowance for loan and lease losses are reserves to cover losses that are incurred but, in our assessment, may not be adequately represented in the historical loss data used in the loss forecast models. For example, factors that we consider include, among others, changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and size of the portfolio, changes in the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements. We also consider factors that are applicable to unique portfolio segments. For example, we consider the risk of uncertainty in our loss forecasting models related to junior-lien home equity loans that are current, but have first-lien loans that we do not service that are 30 days or more past due. In addition, we consider the inherent uncertainty in mathematical models that are built upon historical data.

During the three and nine months ended September 30, 2013, the factors that impacted the allowance for loan and lease losses included significant overall improvements in the credit quality of the portfolios driven by improvements in the U.S. economy and housing and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and housing and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, and a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs, returns to performing status and upgrades out of criticized continued to outpace new nonaccrual consumer loans and reservable criticized commercial loans, but such loans remained elevated relative to levels experienced prior to the financial crisis.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 64, was $15.9 billion at September 30, 2013, a decrease of $5.1 billion from December 31, 2012. The decrease was primarily driven by the home equity and residential mortgage portfolios due to improved delinquencies and home prices as evidenced by improving LTV statistics as presented in Tables 31 and 33. In addition, the home equity and residential mortgage allowance declined due to write-offs in our PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

The decrease in the allowance related to the credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $2.1 billion at September 30, 2013 from $2.7 billion (to 2.34 percent from 2.90 percent of outstanding U.S. credit card loans) at December 31, 2012, and accruing loans 90 days or more past due declined to $1.0 billion at September 30, 2013 from $1.4 billion (to 1.16 percent from 1.52 percent of outstanding U.S. credit card loans) at December 31, 2012. See Tables 28, 29, 38 and 40 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 64, was $3.5 billion at September 30, 2013, a $383 million increase from December 31, 2012, as continued improvement in credit quality was offset by loan growth across the commercial portfolio. The commercial utilized reservable criticized exposure decreased to $14.1 billion at September 30, 2013 from $15.9 billion (to 3.31 percent from 4.10 percent of total commercial utilized reservable exposure) at December 31, 2012. Similarly, nonperforming commercial loans declined to $1.8 billion at September 30, 2013 from $3.2 billion (to 0.46 percent from 0.93 percent of outstanding commercial loans) at December 31, 2012. See Tables 44, 45 and 47 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.10 percent at September 30, 2013 compared to 2.69 percent at December 31, 2012. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions and write-offs in the home equity and residential mortgage PCI loan portfolios which led to the reduction in the allowance for credit losses discussed above. The September 30, 2013 and December 31, 2012 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.81 percent at September 30, 2013 compared to 2.14 percent at December 31, 2012.

Table 63 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and nine months ended September 30, 2013 and 2012.

Table 63
Allowance for Credit Losses
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Allowance for loan and lease losses, beginning of period	$21,235	$30,288	$24,179	$33,783
Loans and leases charged off
Residential mortgage	(346)	(749)	(1,100)	(2,517)
Home equity	(420)	(1,731)	(1,795)	(3,739)
U.S. credit card	(950)	(1,244)	(3,174)	(4,207)
Non-U.S. credit card	(122)	(134)	(404)	(618)
Direct/Indirect consumer	(151)	(271)	(563)	(957)
Other consumer	(73)	(72)	(197)	(201)
Total consumer charge-offs	(2,062)	(4,201)	(7,233)	(12,239)
U.S. commercial (1)	(227)	(340)	(648)	(1,025)
Commercial real estate	(30)	(143)	(228)	(577)
Commercial lease financing	(1)	(3)	(3)	(24)
Non-U.S. commercial	(9)	(6)	(29)	(19)
Total commercial charge-offs	(267)	(492)	(908)	(1,645)
Total loans and leases charged off	(2,329)	(4,693)	(8,141)	(13,884)
Recoveries of loans and leases previously charged off
Residential mortgage	125	29	225	135
Home equity	118	108	323	265
U.S. credit card	162	165	522	553
Non-U.S. credit card	33	10	99	156
Direct/Indirect consumer	89	110	291	389
Other consumer	8	9	29	33
Total consumer recoveries	535	431	1,489	1,531
U.S. commercial (2)	68	76	201	233
Commercial real estate	19	52	80	277
Commercial lease financing	9	15	26	31
Non-U.S. commercial	11	(3)	30	8
Total commercial recoveries	107	140	337	549
Total recoveries of loans and leases previously charged off	642	571	1,826	2,080
Net charge-offs	(1,687)	(4,122)	(6,315)	(11,804)
Write-offs of PCI loans	(443)	(1,705)	(1,595)	(1,705)
Provision for loan and lease losses	291	1,810	3,242	6,107
Other (3)	36	(38)	(79)	(148)
Allowance for loan and lease losses, September 30	19,432	26,233	19,432	26,233
Reserve for unfunded lending commitments, beginning of period	474	574	513	714
Provision for unfunded lending commitments	5	(36)	(22)	(142)
Other (4)	1	(20)	(11)	(54)
Reserve for unfunded lending commitments, September 30	480	518	480	518
Allowance for credit losses, September 30	$19,912	$26,751	$19,912	$26,751

(1)
Includes U.S. small business commercial charge-offs of $113 million and $370 million for the three and nine months ended September 30, 2013 compared to $236 million and $650 million for the same periods in 2012.

(2)
Includes U.S. small business commercial recoveries of $22 million and $79 million for the three and nine months ended September 30, 2013 compared to $27 million and $73 million for the same periods in 2012.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

(4)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment.

Table 63
Allowance for Credit Losses (continued)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Loan and allowance ratios:
Loans and leases outstanding at September 30 (5)	$924,196	$885,397	$924,196	$885,397
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (5)	2.10%	2.96%	2.10%	2.96%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (6)	2.97	4.11	2.97	4.11
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (7)	0.90	0.98	0.90	0.98
Average loans and leases outstanding (5)	$914,187	$880,736	$905,664	$892,136
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 8)	0.73%	1.86%	0.93%	1.77%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5)	0.92	2.63	1.17	2.02
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (5, 9)	100	111	100	111
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs (8)	2.90	1.60	2.30	1.66
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs and PCI write-offs	2.30	1.13	1.84	1.46
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at September 30 (10)	$8,972	$13,978	$8,972	$13,978
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at September 30 (10)	54%	52%	54%	52%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (11)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (5)	1.81%	2.23%	1.81%	2.23%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (6)	2.49	3.00	2.49	3.00
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.75	1.93	0.96	1.83
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (5, 9)	84	81	84	81
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	2.42	1.17	1.92	1.21

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $10.2 billion and $7.6 billion at September 30, 2013 and 2012. Average loans accounted for under the fair value option were $9.8 billion and $9.2 billion for the three and nine months ended September 30, 2013 compared to $8.1 billion and $8.5 billion for the same periods in 2012.

(6)	Excludes consumer loans accounted for under the fair value option of $2.2 billion and $1.2 billion at September 30, 2013 and 2012.

(7)	Excludes commercial loans accounted for under the fair value option of $8.0 billion and $6.4 billion at September 30, 2013 and 2012.

(8)
Net charge-offs exclude $443 million and $1.6 billion of write-offs in the PCI loan portfolio for the three and nine months ended September 30, 2013 compared to $1.7 billion for both of the same periods in 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 98.

(9)	For more information on our definition of nonperforming loans, see pages 104 and 113.

(10)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(11)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 64 presents our allocation by product type.

Table 64
Allocation of the Allowance for Credit Losses by Product Type
	September 30, 2013			December 31, 2012
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$4,895	25.19%	1.93%	$7,088	29.31%	2.80%
Home equity	5,618	28.91	5.81	7,845	32.45	7.26
U.S. credit card	4,296	22.11	4.76	4,718	19.51	4.97
Non-U.S. credit card	488	2.51	4.40	600	2.48	5.13
Direct/Indirect consumer	546	2.81	0.65	718	2.97	0.86
Other consumer	100	0.52	5.21	104	0.43	6.40
Total consumer	15,943	82.05	2.97	21,073	87.15	3.81
U.S. commercial (2)	2,012	10.35	0.90	1,885	7.80	0.90
Commercial real estate	895	4.61	1.99	846	3.50	2.19
Commercial lease financing	98	0.50	0.40	78	0.32	0.33
Non-U.S. commercial	484	2.49	0.52	297	1.23	0.40
Total commercial (3)	3,489	17.95	0.90	3,106	12.85	0.90
Allowance for loan and lease losses	19,432	100.00%	2.10	24,179	100.00%	2.69
Reserve for unfunded lending commitments	480			513
Allowance for credit losses (4)	$19,912			$24,692

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $2.2 billion and $1.0 billion at September 30, 2013 and December 31, 2012. Commercial loans accounted for under the fair value option included U.S. commercial loans of $1.8 billion and $2.3 billion and non-U.S. commercial loans of $6.2 billion and $5.7 billion at September 30, 2013 and December 31, 2012.

(2) Includes allowance for loan and lease losses for U.S. small business commercial loans of $510 million and $642 million at September 30, 2013 and December 31, 2012.
(3) Includes allowance for loan and lease losses for impaired commercial loans of $286 million and $475 million at September 30, 2013 and December 31, 2012.
(4) Includes $3.2 billion and $5.5 billion of valuation allowance presented with the allowance for credit losses related to PCI loans at September 30, 2013 and December 31, 2012.

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

The reserve for unfunded lending commitments at September 30, 2013 was $480 million, $33 million lower than December 31, 2012 driven by improved credit quality in the unfunded portfolio.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. To a lesser extent, we are also exposed to these risks in other areas of the Corporation. In the event of market stress, these risks could have a material impact on the results of the Corporation.

Our traditional banking loan and deposit products are nontrading positions and are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, these positions are still subject to changes in economic value based on varying market conditions with one of the primary risks being changes in the levels of interest rates. The risk of adverse changes in the economic value of our nontrading positions is managed through our ALM activities. We have elected to account for certain assets and liabilities under the fair value option. For more information on the fair value of certain financial assets and liabilities, see Note 16 – Fair Value Measurements to the Consolidated Financial Statements.

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

Global Markets Risk Management is an independent function within the Corporation that supports the Global Banking and Markets Risk Executive. The Global Markets Risk Committee (GMRC), chaired by the Global Markets Risk Executive, has been designated by ALMRC as the primary risk governance authority for Global Markets. The GMRC's focus is to take a forward-looking view of the primary credit, market and operational risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy.

Global Markets Risk Management is responsible for providing senior management with a clear and comprehensive understanding of the trading risks to which the Corporation is exposed. These responsibilities include the ownership of market risk policy, development of quantitative risk models, calculations of aggregated risk measures, establishing and monitoring position limits consistent with risk appetite, conducting daily reviews and analysis of trading inventory, approving material risk exposures and fulfilling regulatory requirements. Market risks that impact businesses outside of Global Markets are monitored and governed by their respective governance functions.

Quantitative risk models, such as VaR, are an essential component in evaluating the market risks within a portfolio. The Enterprise Model Risk Committee (EMRC) reports to the ALMRC and is responsible for providing management oversight and approval of model risk management and governance. The EMRC defines model risk standards, consistent with the Corporation’s Risk Framework and risk appetite, prevailing regulatory guidance and industry best practice. Models must meet certain validation criteria, including effective challenge of the model development process and a sufficient demonstration of developmental evidence incorporating a comparison of alternative theories and approaches. The EMRC ensures that model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation. In addition, the relevant stakeholders must agree on any required limitations or restrictions to the models and maintain a stringent monitoring process to ensure continued compliance.

For more information on our market risk management process, see page 113 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Trading Risk Management

To evaluate risk in our trading activities, we focus on the actual and potential volatility of revenues generated by individual positions as well as portfolios of positions. Various techniques and procedures are utilized to enable the most complete understanding of these risks. Quantitative measures of market risk are evaluated on a daily basis from a single position to the portfolio of the Corporation. These measures include sensitivities of positions to various market risk factors, such as the potential impact on revenue from a one basis point change in interest rates, and statistical measures utilizing both actual and hypothetical market moves, such as VaR and stress testing. Periods of extreme market stress influence the reliability of these techniques to varying degrees. Qualitative evaluations of market risk utilize the suite of quantitative risk measures while understanding each of their respective limitations. Additionally, risk managers independently evaluate the risk of the portfolios under the current market environment and potential future environments.

VaR is a common statistic used to measure market risk as it allows the aggregation of market risk factors, including the effects of portfolio diversification. A VaR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss a portfolio is not expected to exceed more than a certain number of times per period, based on a specified holding period, confidence interval and window of historical data. We use one VaR model consistently across the Corporation that uses a historical simulation approach based on a three-year window of historical data. Our primary VaR statistic is equivalent to a 99 percent confidence level. This means that for a VaR with a one-day holding period, there should not be losses in excess of VaR, on average, 99 out of 100 trading days.

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

VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A relatively minor portion of risks related to our positions are not included in VaR. These risks are regularly reviewed and if deemed material, the VaR results are supplemented.

Global Markets Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate governance committees.

Market risk VaR for trading activities as presented in Table 65 differs from VaR used for regulatory capital calculations (regulatory VaR). The VaR disclosed in Table 65 excludes both the counterparty CVA, which are adjustments to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivatives assets, and the corresponding hedges. Regulatory standards require that regulatory VaR only exclude the counterparty CVA but include the corresponding hedges. The holding period for regulatory VaR is 10 days while for the market risk VaR presented below it is one day. Both regulatory and market risk VaR values utilize the same process and methodology. For more information on certain components in regulatory VaR, see Capital Management – Regulatory Capital Changes on page 74.

The market risk across all business segments to which the Corporation is exposed is included in the total market-based trading portfolio VaR results. The majority of this exposure is within the Global Markets segment.

Table 65 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, as well as average daily trading VaR for the nine months ended September 30, 2013 and 2012.

Table 65
Market Risk VaR for Trading Activities
													Nine Months
	Three Months Ended												Ended
	September 30, 2013				June 30, 2013				September 30, 2012				September 30
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2013 Average	2012 Average
Foreign exchange	$18	$18	$22	$13	$17	$20	$42	$12	$21	$25	$34	$17	$21	$21
Interest rate	22	27	36	20	27	37	53	25	44	37	48	30	36	45
Credit	59	46	63	33	48	53	65	43	57	43	60	35	53	44
Real estate/mortgage	21	23	26	21	23	27	31	23	31	32	40	28	29	34
Equities	22	23	27	17	25	35	56	23	25	23	34	15	31	29
Commodities	11	12	14	11	14	14	18	10	16	12	16	11	13	13
Portfolio diversification	(96)	(95)	—	—	(95)	(117)	—	—	(114)	(117)	—	—	(115)	(119)
Total market-based trading portfolio	$57	$54	$65	$42	$59	$69	$98	$52	$80	$55	$80	$42	$68	$67

(1)
The high and low for the total portfolio may have occurred on different trading days than the high and low for the individual components. Therefore the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

The decrease in average VaR for the three months ended September 30, 2013 compared to the three months ended June 30, 2013 was driven by lower levels of exposures in the equity and credit markets. Total market-based trading portfolio VaR did not exceed its limit for the three months ended September 30, 2013, remaining within a more narrow range and ending the period slightly below the period-end VaR for the three months ended June 30, 2013.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data presented in Table 65.

To enhance the visibility of the market risks to which we are exposed, additional VaR statistics produced within the Corporation's single VaR model are provided in Table 66. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 66 presents average trading VaR statistics for 99 percent and 95 percent confidence intervals for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012.

Table 66
Average Market Risk VaR for Trading Activities – Additional VaR Statistics
	Three Months Ended
	September 30, 2013		June 30, 2013		September 30, 2012
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$18	$11	$20	$13	$25	$16
Interest rate	27	16	37	21	37	23
Credit	46	19	53	23	43	22
Real estate/mortgage	23	14	27	16	32	18
Equities	23	12	35	20	23	14
Commodities	12	7	14	8	12	6
Portfolio diversification	(95)	(52)	(117)	(67)	(117)	(70)
Total market-based trading portfolio	$54	$27	$69	$34	$55	$29

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

The revenue used for backtesting is defined by regulatory agencies in order to most closely align with the VaR component of the regulatory capital calculation. This revenue differs from total trading-related revenue in that it excludes revenues from trading activities that either do not generate market risk or the market risk cannot be included in VaR. Some examples of the types of revenue excluded for backtesting are fees, commissions, reserves, net interest income and intraday trading revenues. In addition, counterparty CVA is not included in the VaR component of the regulatory capital calculation and is therefore not included in the revenue used for backtesting.

There were no days with backtesting excesses for our total market-based trading portfolio VaR during the three and nine months ended September 30, 2013.

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2013 compared to the three months ended June 30, 2013 and March 31, 2013. During the three months ended September 30, 2013, positive trading-related revenue was recorded for 97 percent, or 62 trading days, of which 69 percent (44 days) were daily trading gains of over $25 million and the largest loss was $21 million. These results can be compared to the three months ended June 30, 2013, where positive trading-related revenue was recorded for 89 percent, or 57 trading days, of which 67 percent (43 days) were daily trading gains of over $25 million and the largest loss was $54 million. During the three months ended March 31, 2013, positive trading-related revenue was recorded for 100 percent, or 60 trading days, of which 97 percent (58 days) were daily trading gains over $25 million.

Histogram of Daily Trading-related Revenue
Number of Days
30
25
20
15
10
5
0
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended March 31, 2013
Three Months Ended June 30, 2013
Three Months Ended September 30, 2013

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

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information on enterprise-wide stress testing, see Managing Risk – Enterprise-wide Stress Testing on page 70.

Interest Rate Risk Management for Nontrading Activities

The following discussion presents net interest income excluding the impact of trading-related activities.

Interest rate risk represents the most significant market risk exposure to our nontrading balance sheet. Interest rate risk is measured as the potential change in net interest income caused by movements in market interest rates. Client-facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet.

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

The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics. Our overall goal is to manage interest rate risk so that movements in interest rates do not significantly adversely affect earnings and capital.

Table 67 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2013 and December 31, 2012.

Table 67
Forward Rates
	September 30, 2013			December 31, 2012
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.25%	2.77%	0.25%	0.31%	1.84%
12-month forward rates	0.25	0.42	3.18	0.25	0.37	2.10

Table 68 shows the pre-tax dollar impact to forecasted net interest income over the next 12 months from September 30, 2013 and December 31, 2012, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For further discussion of net interest income excluding the impact of trading-related activities, see page 23.

During the nine months ended September 30, 2013, the 10-year Treasury rate increased more than 80 bps. We continue to be asset sensitive to both a parallel move in interest rates and to a lesser degree a long-end led steepening of the yield curve. Additionally, rising interest rates impact the fair value of debt securities, and accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and, thus, capital levels.

Table 68
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	September 30 2013	December 31 2012
Parallel shifts
+100 bps instantaneous shift	+100	+100	$3,438	$4,350
-50 bps instantaneous shift	-50	-50	(1,662)	(2,322)
Flatteners
Short end instantaneous change	+100	—	2,225	2,130
Long end instantaneous change	—	-50	(702)	(1,669)
Steepeners
Short end instantaneous change	-50	—	(939)	(648)
Long end instantaneous change	—	+100	1,244	2,238

The sensitivity analysis in Table 68 assumes that we take no action in response to these rate shocks. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. As part of the ALM positioning, we use derivatives to hedge certain debt securities to mitigate the interest rate and duration risk. At September 30, 2013 and December 31, 2012, our securities portfolio used for ALM positioning had a carrying value of $321.0 billion and $360.3 billion.

During the three months ended September 30, 2013 and 2012, we purchased debt securities of $26.4 billion and $37.9 billion, sold $16.5 billion and $13.1 billion, and had maturities and received paydowns of $25.1 billion and $18.0 billion, respectively. We realized $356 million and $339 million in net gains on sales of AFS debt securities. During the nine months ended September 30, 2013 and 2012, we purchased debt securities of $125.6 billion and $140.2 billion, sold $77.5 billion and $58.9 billion, and had maturities and received paydowns of $76.8 billion and $52.2 billion, respectively. We realized $881 million and $1.5 billion in net gains on sales of AFS debt securities.

At September 30, 2013, accumulated OCI included an after-tax net unrealized loss of $860 million on AFS debt securities and an after-tax net unrealized loss of $5 million on AFS marketable equity securities compared to after-tax net unrealized gains of $5.7 billion and $329 million at September 30, 2012. For more information on accumulated OCI, see Note 13 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pre-tax net amounts in accumulated OCI related to AFS debt securities decreased $357 million and $8.4 billion during the three and nine months ended September 30, 2013 to a $1.4 billion net unrealized loss primarily due to the impact of higher interest rates. For more information on our securities portfolio, see Note 4 – Securities to the Consolidated Financial Statements.

We recognized $7 million and $20 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three and nine months ended September 30, 2013 compared to losses of $6 million and $52 million for the same periods in 2012. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At September 30, 2013 and December 31, 2012, our residential mortgage portfolio was $253.5 billion and $252.9 billion excluding $2.2 billion and $1.0 billion of consumer residential mortgage loans accounted for under the fair value option. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 103. The $600 million increase in the nine months ended September 30, 2013 was primarily due to new origination volume, the repurchase of certain loans in connection with the FNMA Settlement and repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA, partially offset by paydowns, charge-offs and transfers to foreclosed properties. For more information on the FNMA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

During the three months ended September 30, 2013, CRES and GWIM originated $14.0 billion of first-lien mortgages that we retained compared to $8.9 billion in the same period in 2012. We repurchased $3.1 billion of government loans, primarily FHA-insured loans pursuant to our servicing agreements with GNMA compared to $2.2 billion in the same period in 2012. We purchased $144 million of residential mortgages related to ALM activities during the three months ended September 30, 2013; there were none in the same period in 2012. Sales of loans, excluding sales related to our mortgage banking activities, during the period were $1.1 billion compared to $17 million in the same period in 2012. Substantially all of the loans sold in the 2013 period were nonperforming or PCI. Gains recognized on the sales of residential mortgages in both periods were not material. We received paydowns of $13.8 billion compared to $13.3 billion in the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

During the nine months ended September 30, 2013, CRES and GWIM originated $37.8 billion of first-lien mortgages that we retained compared to $25.1 billion in the same period in 2012. Additionally, during the nine months ended September 30, 2013 in connection with the FNMA Settlement, we repurchased certain residential mortgage loans as mentioned above. We repurchased $9.1 billion of government loans, primarily FHA-insured loans pursuant to our servicing agreements with GNMA compared to $4.5 billion in the same period in 2012. We purchased $171 million of residential mortgages related to ALM activities during the nine months ended September 30, 2013; there were none in the same period in 2012. Sales of loans, excluding sales related to our mortgage banking activities, during the period were $1.4 billion compared to $75 million in the same period in 2012. Substantially all of the loans sold in the 2013 period were nonperforming or PCI. Gains recognized on the sales of residential mortgages in both periods were not material. We received paydowns of $43.7 billion compared to $38.7 billion in the same period in 2012.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to manage our interest rate and foreign exchange risk. We use derivatives to hedge the variability in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For more information on our hedging activities, see Note 3 – Derivatives to the Consolidated Financial Statements.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps, foreign currency forward contracts and options to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities.

Changes to the composition of our derivatives portfolio during the nine months ended September 30, 2013 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 69 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at September 30, 2013 and December 31, 2012. These amounts do not include derivative hedges on our MSRs.

Table 69
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			September 30, 2013
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$6,410								4.84
Notional amount		$98,085	$312	$7,604	$12,873	$13,339	$19,803	$44,154
Weighted-average fixed-rate		3.62%	5.22%	3.79%	3.32%	3.49%	3.87%	3.60%
Pay-fixed interest rate swaps (1, 2)	99								4.44
Notional amount		$17,835	$—	$4,645	$520	$1,025	$1,527	$10,118
Weighted-average fixed-rate		1.49%	—%	0.54%	2.30%	1.65%	1.84%	1.82%
Same-currency basis swaps (3)	26
Notional amount		$172,798	$20,164	$54,971	$25,791	$27,199	$14,884	$29,789
Foreign exchange basis swaps (2, 4, 5)	1,150
Notional amount		205,378	7,029	39,248	37,390	27,117	26,124	68,470
Option products (6)	3
Notional amount (7)		331	324	—	—	—	—	7
Foreign exchange contracts (2, 5, 8)	1,181
Notional amount (7)		(20,646)	(38,347)	2,969	1,901	(666)	7,187	6,310
Futures and forward rate contracts	(501)
Notional amount (7)		(17,095)	(17,095)	—	—	—	—	—
Net ALM contracts	$8,368

			December 31, 2012
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$10,491								5.30
Notional amount		$85,899	$7,175	$7,604	$11,785	$11,362	$19,693	$28,280
Weighted-average fixed-rate		4.12%	4.06%	3.79%	3.56%	3.98%	3.89%	4.67%
Pay-fixed interest rate swaps (1, 2)	(4,903)								15.47
Notional amount		$26,548	$27	$3,989	$520	$1,025	$1,527	$19,460
Weighted-average fixed-rate		3.09%	6.91%	0.79%	2.30%	1.65%	1.84%	3.75%
Same-currency basis swaps (3)	45
Notional amount		$213,458	$82,716	$54,534	$19,995	$20,361	$13,542	$22,310
Foreign exchange basis swaps (2, 4, 5)	431
Notional amount		191,925	32,590	44,732	27,569	15,965	20,134	50,935
Option products (6)	(147)
Notional amount (7)		4,218	4,000	—	—	—	—	218
Foreign exchange contracts (2, 5, 8)	5,636
Notional amount (7)		(1,200)	(23,438)	8,615	1,303	582	6,183	5,555
Futures and forward rate contracts	24
Notional amount (7)		(11,595)	(11,595)	—	—	—	—	—
Net ALM contracts	$11,577

(1)
At September 30, 2013, the receive-fixed interest rate swap notional amounts that represent forward starting swaps and which will not be effective until their respective contractual start dates totaled $600 million compared to none at December 31, 2012. There were no forward starting pay-fixed swap positions at September 30, 2013 compared to $520 million at December 31, 2012.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At September 30, 2013 and December 31, 2012, the notional amount of same-currency basis swaps was comprised of $172.8 billion and $213.5 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $331 million at September 30, 2013 was comprised of $324 million in foreign exchange options, $(11) million in swaptions and $18 million in purchased caps/floors. Option products of $4.2 billion at December 31, 2012 were comprised of $4.2 billion in swaptions and $18 million in purchased caps/floors.

(7)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(8)
The notional amount of foreign exchange contracts of $(20.6) billion at September 30, 2013 was comprised of $35.9 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(8.5) billion in foreign currency-denominated pay-fixed swaps and $(48.0) billion in net foreign currency forward rate contracts. Foreign exchange contracts of $(1.2) billion at December 31, 2012 were comprised of $41.9 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(10.5) billion in foreign currency-denominated pay-fixed swaps and $(32.6) billion in net foreign currency forward rate contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI, net-of-tax, were $2.5 billion and $2.9 billion at September 30, 2013 and December 31, 2012. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at September 30, 2013, the pre-tax net losses are expected to be reclassified into earnings as follows: $889 million, or 23 percent, within the next year, 58 percent in years two through five, and 13 percent in years six through ten, with the remaining six percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded net after-tax losses on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at September 30, 2013.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and servicing income. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees and an increase in the value of the MSRs driven by lower prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used to hedge certain market risks of IRLCs and residential first mortgage LHFS. At September 30, 2013 and December 31, 2012, the notional amounts of derivatives economically hedging the IRLCs and residential first mortgage LHFS were $12.2 billion and $31.1 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as principal-only and interest-only MBS and U.S. Treasuries to hedge certain market risks of MSRs. The fair value and notional amounts of the derivative contracts and the fair value of securities hedging the MSRs were $(2.2) billion, $1.8 trillion and $4.2 billion at September 30, 2013 and $2.3 billion, $1.6 trillion and $2.3 billion at December 31, 2012. For the three and nine months ended September 30, 2013, we recorded in mortgage banking income gains of $47 million and losses of $824 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs compared to gains of $920 million and $2.2 billion for the same periods in 2012. For more information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 37.

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

The Global Compliance Framework, an addendum to the Bank of America Risk Framework, details the high-level requirements of the global compliance program in one comprehensive document. The Global Compliance Framework also clearly defines roles and responsibilities and is supported by policies that articulate detailed requirements for implementation and execution of the global compliance program. As such, the Global Compliance Framework supports responsible, well-informed compliance risk management that incorporates an ongoing, disciplined approach to proactive planning, oversight, escalation and decision making across the Corporation.

The Global Compliance Framework also provides an outline for senior management and the Board, and/or appropriate Board-level committees, such as the Audit Committee, to continue to leverage in conducting objective oversight of the Corporation's compliance risk management. The Board provides oversight of compliance risks through its Audit Committee.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including outsourced business processes, and is not limited to operations functions. Its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital determination. For more information on Basel 3, see Capital Management – Regulatory Capital Changes on page 74.

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

The more judgmental estimates impacting results for the nine months ended September 30, 2013 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

For additional information, see Complex Accounting Estimates on page 121 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K.

Level 3 Assets and Liabilities

Financial assets and liabilities where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include certain loans, MBS, ABS, CDOs and structured liabilities, as well as highly structured, complex or long-dated derivative contracts, private equity investments and consumer MSRs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.

Table 70
Level 3 Asset and Liability Summary
	September 30, 2013			December 31, 2012
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$9,026	27.89%	0.42%	$9,559	26.13%	0.43%
Derivative assets	7,527	23.26	0.35	8,073	22.06	0.37
AFS debt securities	4,943	15.27	0.23	5,091	13.91	0.23
All other Level 3 assets at fair value	10,865	33.58	0.52	13,865	37.90	0.63
Total Level 3 assets at fair value (1)	$32,361	100.00%	1.52%	$36,588	100.00%	1.66%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$6,759	75.93%	0.36%	$6,605	73.51%	0.33%
Long-term debt	2,063	23.17	0.11	2,301	25.61	0.12
All other Level 3 liabilities at fair value	80	0.90	—	79	0.88	0.01
Total Level 3 liabilities at fair value (1)	$8,902	100.00%	0.47%	$8,985	100.00%	0.46%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During the three and nine months ended September 30, 2013, we recognized net losses of $308 million and net gains of $2.1 billion on Level 3 assets and liabilities. The net losses during the three months ended September 30, 2013 were primarily losses on net derivative assets, partially offset by gains on trading account assets. Losses on net derivative assets were primarily unrealized losses associated with certain structured products and credit default and total return swaps. Gains on trading account assets were primarily due to realized gains on the sale of corporate bonds as well as distributions received on secondary loan positions held in inventory. The net gains during the nine months ended September 30, 2013 were primarily gains on MSRs, trading account assets and net derivative assets, partially offset by losses on other assets. Gains on MSRs were primarily due to the impact of the increase in interest rates on forecasted prepayments. Gains on trading account assets were primarily due to the same factors as described above and unrealized gains on collateralized loan obligations and secondary loan positions held in inventory. Gains on net derivative assets were primarily unrealized gains associated with the performance of various index option contracts as well as gains on IRLCs, partially offset by unrealized losses associated with certain structured products and credit default and total return swaps. Losses on other assets were primarily due to a write-down of a receivable. There were net unrealized gains of $29 million (pre-tax) in accumulated OCI on Level 3 assets and liabilities at September 30, 2013. For more information on the components of net realized and unrealized gains and losses during three and nine months ended September 30, 2013, see Note 16 – Fair Value Measurements to the Consolidated Financial Statements.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three and nine months ended September 30, 2013, see Note 16 – Fair Value Measurements to the Consolidated Financial Statements.

Goodwill and Intangible Assets

Background

The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K as well as Complex Accounting Estimates on page 121 of the MD&A of the Corporation's 2012 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

Effective January 1, 2013, on a prospective basis, the Corporation adjusted the amount of capital being allocated to the business segments. The adjustment reflects a refinement to the prior-year methodology (economic capital), which focused solely on internal risk-based economic capital models. The refined methodology (allocated capital) now also considers the effect of regulatory capital requirements in addition to internal risk-based economic capital models. For purposes of goodwill impairment testing, we utilized allocated equity as a proxy for the carrying value of our reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit.

2013 Annual Goodwill Impairment Testing

The Corporation's common stock price improved during 2013; however, our market capitalization remained below our recorded book value. We estimate that the fair value of all reporting units with assigned goodwill in aggregate as of the June 30, 2013 annual goodwill impairment test was $290.9 billion and the aggregate carrying value of all reporting units with assigned goodwill, as measured by allocated equity, was $163.5 billion. The common stock capitalization of the Corporation as of June 30, 2013 was $138.2 billion ($147.4 billion at September 30, 2013). As none of our reporting units are publicly traded, individual reporting unit fair value determinations do not directly correlate to the Corporation's stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.

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

For purposes of the income approach, we calculated discounted cash flows by taking the net present value of estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, size premium to reflect the historical incremental return on stocks, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. We estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of each reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.

During the three months ended September 30, 2013, we completed our annual goodwill impairment test as of June 30, 2013 for all of our reporting units which had goodwill. In performing the first step of the annual goodwill impairment analysis, we compared the fair value of each reporting unit to its estimated carrying value as measured by allocated equity, which includes goodwill. During our 2013 annual goodwill impairment test we also evaluated the U.K. Card business within All Other, as the U.K. Card business comprises the majority of the goodwill included in All Other. To determine fair value, we utilized a combination of the market approach and the income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premium used in the June 30, 2013 annual goodwill impairment test was 35 percent for all reporting units. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2013 annual goodwill impairment test ranged from 11 percent to 14 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from (5.4) percent to 11.4 percent.

Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

During the three months ended June 30, 2013, the consumer DFS business was moved from Global Banking to CBB and subsequently constitutes a new separate reporting unit. Allocated equity of $3.7 billion has been attributed to the reporting unit, which includes $1.7 billion of goodwill and $2.0 billion of allocated capital. The goodwill allocated to this reporting unit was reviewed for impairment as part of the annual goodwill impairment testing process. Based on the results of step one of the annual goodwill impairment test, we determined that the fair value of the reporting unit exceeded its carrying value. Although not required, given the recent move and the results of step one, and to further substantiate the value of goodwill, we performed a step two test for this reporting unit. The fair value of the reporting unit was estimated based on the income approach. Significant assumptions for the valuation of consumer DFS under the income approach included cash flow estimates, including expected new account growth, the discount rate and the terminal value. In performing step two of the test, significant assumptions used in measuring the fair value of the assets and liabilities of the reporting unit included discount rates, loss rates and interest rates. The results of the step two test further supported that the goodwill for the consumer DFS reporting unit was not impaired.

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling regarding the Federal Reserve's rules implementing the Financial Reform Act's Durbin Amendment. The ruling requires the Federal Reserve to reconsider the current $0.21 per transaction cap on debit card interchange fees. The Federal Reserve is appealing the ruling and final resolution is expected in the first half of 2014. In performing the annual goodwill impairment test for Card Services within CBB, we considered the impact of the recent ruling in determining the fair value of the reporting unit and, assuming the range initially included in the proposed rule is used for forecasting interchange fees, no goodwill impairment would currently result. If the Federal Reserve, upon final resolution, implements a lower per transaction cap than the initial range, it may have a significant adverse impact on our debit card interchange fee revenue in future periods and the associated goodwill allocated to the Card Services reporting unit.

Table 71 shows goodwill assigned to the individual reporting units and the fair value as a percentage of the carrying value as of our June 30, 2013 annual goodwill impairment test.

Table 71
Goodwill by Reporting Unit (1)
	June 30, 2013
(Dollars in millions)	Estimated Fair Value as a Percent of Allocated Carrying Value	Goodwill
Consumer & Business Banking
Deposits	130.4%	$17,875
Card Services	120.3	10,014
Business Banking	132.4	2,097
Dealer Financial Services	106.4	1,695
Global Banking
Global Commercial Banking	156.2	16,146
Global Corporate and Investment Banking	228.6	6,231
Global Markets	169.1	5,181
Global Wealth & Investment Management
U.S. Trust	178.0	2,922
Merrill Lynch Global Wealth Management	434.2	6,776
All Other (2)	188.5	775

(1)	There was no goodwill in CRES at June 30, 2013.

(2)
Reflects the goodwill and estimated fair value as a percent of allocated carrying value assigned to the U.K. Card business within All Other. The total amount of goodwill in All Other was $993 million at June 30, 2013.

In estimating the fair value of the reporting units in step one of the annual goodwill impairment analysis, the fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying value. Also, to the extent step two of the annual goodwill impairment analysis is required, changes in the estimated fair values of the individual assets and liabilities may result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

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

The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase or decrease of approximately $600 million in the representations and warranties liability as of September 30, 2013. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

For more information on representations and warranties exposure and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58, as well as Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements herein and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

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
Basel 1 – 2013 Rules – Financial services holding companies are subject to the general risk-based capital rules issued by federal banking regulators which was Basel 1 through December 31, 2012. As of January 1, 2013, Basel 1 was amended prospectively, introducing changes to the measurement of risk-weighted assets for exposures subject to market risk.
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

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability and Market Risk Committee
ARM	Adjustable-rate mortgage
BHC	Bank holding company
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
EAD	Exposure at default
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GMRC	Global Markets Risk Committee
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
HELOC	Home equity lines of credit
HFI	Held-for-investment
HUD	U.S. Department of Housing and Urban Development
LCR	Liquidity Coverage Ratio
LGD	Loss-given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MSA	Metropolitan statistical area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PPI	Payment protection insurance
RMBS	Residential mortgage-backed securities
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
VA	U.S. Department of Veterans Affairs
VIE	Variable interest entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 128 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2013	2012	2013	2012
Interest income
Loans and leases	$9,146	$9,597	$27,384	$29,514
Debt securities	2,205	2,062	7,302	6,713
Federal funds sold and securities borrowed or purchased under agreements to resell	291	353	925	1,173
Trading account assets	1,049	1,189	3,567	3,787
Other interest income	691	775	2,130	2,242
Total interest income	13,382	13,976	41,308	43,429

Interest expense
Deposits	334	484	1,082	1,552
Short-term borrowings	683	893	2,241	2,717
Trading account liabilities	375	418	1,274	1,343
Long-term debt	1,724	2,243	5,232	7,485
Total interest expense	3,116	4,038	9,829	13,097
Net interest income	10,266	9,938	31,479	30,332

Noninterest income
Card income	1,444	1,538	4,323	4,573
Service charges	1,884	1,934	5,520	5,780
Investment and brokerage services	2,995	2,781	9,165	8,504
Investment banking income	1,297	1,336	4,388	3,699
Equity investment income	1,184	238	2,427	1,371
Trading account profits	1,266	1,239	6,193	5,078
Mortgage banking income	585	2,019	3,026	5,290
Gains on sales of debt securities	356	339	881	1,491
Other income (loss)	260	(928)	72	(1,392)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(8)	(9)	(21)	(70)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	1	3	1	18
Net impairment losses recognized in earnings on available-for-sale debt securities	(7)	(6)	(20)	(52)
Total noninterest income	11,264	10,490	35,975	34,342
Total revenue, net of interest expense	21,530	20,428	67,454	64,674

Provision for credit losses	296	1,774	3,220	5,965

Noninterest expense
Personnel	8,310	8,431	26,732	27,348
Occupancy	1,096	1,160	3,359	3,419
Equipment	538	561	1,620	1,718
Marketing	511	479	1,377	1,393
Professional fees	702	873	2,045	2,578
Amortization of intangibles	270	315	820	955
Data processing	779	640	2,370	2,188
Telecommunications	397	410	1,217	1,227
Other general operating	3,786	4,675	12,367	12,907
Total noninterest expense	16,389	17,544	51,907	53,733
Income before income taxes	4,845	1,110	12,327	4,976
Income tax expense	2,348	770	4,335	1,520
Net income	$2,497	$340	$7,992	$3,456
Preferred stock dividends	279	373	1,093	1,063
Net income (loss) applicable to common shareholders	$2,218	$(33)	$6,899	$2,393

Per common share information
Earnings	$0.21	$0.00	$0.64	$0.22
Diluted earnings	0.20	0.00	0.62	0.22
Dividends paid	0.01	0.01	0.03	0.03
Average common shares issued and outstanding (in thousands)	10,718,918	10,776,173	10,764,216	10,735,461
Average diluted common shares issued and outstanding (in thousands)	11,482,226	10,776,173	11,523,649	10,826,503
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Net income	$2,497	$340	$7,992	$3,456
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	(631)	2,365	(5,770)	2,971
Net change in derivatives	180	234	365	535
Employee benefit plan adjustments	1,380	75	1,513	1,106
Net change in foreign currency translation adjustments	(43)	15	(134)	14
Other comprehensive income (loss)	886	2,689	(4,026)	4,626
Comprehensive income	$3,383	$3,029	$3,966	$8,082
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	September 30 2013	December 31 2012
Assets
Cash and cash equivalents	$121,233	$110,752
Time deposits placed and other short-term investments	14,449	18,694
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $102,899 and $98,670 measured at fair value)	212,007	219,924
Trading account assets (includes $107,052 and $115,821 pledged as collateral)	201,206	227,775
Derivative assets	53,161	53,497
Debt securities:
Carried at fair value (includes $53,826 and $63,349 pledged as collateral)	266,349	310,850
Held-to-maturity, at cost (fair value – $52,851 and $50,270; $20,385 and $22,461 pledged as collateral)	54,649	49,481
Total debt securities	320,998	360,331
Loans and leases (includes $10,196 and $9,002 measured at fair value and $71,722 and $50,289 pledged as collateral)	934,392	907,819
Allowance for loan and lease losses	(19,432)	(24,179)
Loans and leases, net of allowance	914,960	883,640
Premises and equipment, net	10,703	11,858
Mortgage servicing rights (includes $5,058 and $5,716 measured at fair value)	5,068	5,851
Goodwill	69,891	69,976
Intangible assets	5,843	6,684
Loans held-for-sale (includes $8,217 and $11,659 measured at fair value)	15,001	19,413
Customer and other receivables	60,065	71,467
Other assets (includes $18,204 and $26,490 measured at fair value)	122,068	150,112
Total assets	$2,126,653	$2,209,974

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$8,743	$7,906
Derivative assets	199	333
Loans and leases	109,996	123,227
Allowance for loan and lease losses	(2,962)	(3,658)
Loans and leases, net of allowance	107,034	119,569
Loans held-for-sale	1,875	1,969
All other assets	4,314	4,654
Total assets of consolidated variable interest entities	$122,165	$134,431
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	September 30 2013	December 31 2012
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$374,284	$372,546
Interest-bearing (includes $1,916 and $2,262 measured at fair value)	657,477	654,332
Deposits in non-U.S. offices:
Noninterest-bearing	7,394	7,573
Interest-bearing	70,963	70,810
Total deposits	1,110,118	1,105,261
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $61,917 and $42,639 measured at fair value)	226,274	293,259
Trading account liabilities	82,713	73,587
Derivative liabilities	44,568	46,016
Short-term borrowings (includes $2,844 and $4,074 measured at fair value)	40,769	30,731
Accrued expenses and other liabilities (includes $9,622 and $16,594 measured at fair value and $480 and $513 of reserve for unfunded lending commitments)	134,598	148,579
Long-term debt (includes $47,401 and $49,161 measured at fair value)	255,331	275,585
Total liabilities	1,894,371	1,973,018
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities, Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,407,790 and 3,685,410 shares	13,315	18,768
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,683,282,112 and 10,778,263,628 shares	156,371	158,142
Retained earnings	69,419	62,843
Accumulated other comprehensive income (loss)	(6,823)	(2,797)
Total shareholders' equity	232,282	236,956
Total liabilities and shareholders' equity	$2,126,653	$2,209,974

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $844 and $872 of non-recourse borrowings)	$2,180	$3,731
Long-term debt (includes $21,046 and $29,476 of non-recourse debt)	24,481	34,256
All other liabilities (includes $201 and $149 of non-recourse liabilities)	382	360
Total liabilities of consolidated variable interest entities	$27,043	$38,347
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2011	$18,397	10,535,938	$156,621	$60,520	$(5,437)	$230,101
Net income				3,456		3,456
Net change in available-for-sale debt and marketable equity securities					2,971	2,971
Net change in derivatives					535	535
Employee benefit plan adjustments					1,106	1,106
Net change in foreign currency translation adjustments					14	14
Dividends paid:
Common				(330)		(330)
Preferred				(1,107)		(1,107)
Net issuance of preferred stock	667					667
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(296)	49,867	412	44		160
Common stock issued under employee plans and related tax effects		191,462	1,033			1,033
Balance, September 30, 2012	$18,768	10,777,267	$158,066	$62,583	$(811)	$238,606

Balance, December 31, 2012	$18,768	10,778,264	$158,142	$62,843	$(2,797)	$236,956
Net income				7,992		7,992
Net change in available-for-sale debt and marketable equity securities					(5,770)	(5,770)
Net change in derivatives					365	365
Employee benefit plan adjustments					1,513	1,513
Net change in foreign currency translation adjustments					(134)	(134)
Dividends paid:
Common				(323)		(323)
Preferred				(993)		(993)
Issuance of preferred stock	1,008					1,008
Redemption of preferred stock	(6,461)			(100)		(6,561)
Common stock issued under employee plans and related tax effects		44,664	98			98
Common stock repurchased		(139,646)	(1,869)			(1,869)
Balance, September 30, 2013	$13,315	10,683,282	$156,371	$69,419	$(6,823)	$232,282
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Nine Months Ended September 30
(Dollars in millions)	2013	2012
Operating activities
Net income	$7,992	$3,456
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	3,220	5,965
Gains on sales of debt securities	(881)	(1,491)
Fair value adjustments on structured liabilities	232	4,665
Depreciation and premises improvements amortization	1,201	1,347
Amortization of intangibles	820	955
Net amortization of premium/discount on debt securities	1,280	1,726
Deferred income taxes	2,810	831
Originations and purchases of loans held-for-sale	(55,561)	(39,804)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	62,549	36,963
Net (increase) decrease in trading and derivative instruments	33,899	(16,192)
Net (increase) decrease in other assets	35,319	(7,121)
Net increase (decrease) in accrued expenses and other liabilities	(14,059)	19,383
Other operating activities, net	2,002	(596)
Net cash provided by operating activities	80,823	10,087
Investing activities
Net decrease in time deposits placed and other short-term investments	4,245	10,054
Net (increase) decrease in federal funds sold and securities borrowed or purchased under agreements to resell	7,917	(22,851)
Proceeds from sales of debt securities carried at fair value	78,405	60,412
Proceeds from paydowns and maturities of debt securities carried at fair value	69,731	48,117
Purchases of debt securities carried at fair value	(113,244)	(131,097)
Proceeds from paydowns and maturities of held-to-maturity debt securities	7,039	4,080
Purchases of held-to-maturity debt securities	(12,363)	(9,106)
Proceeds from sales of loans and leases	9,267	3,158
Purchases of loans and leases	(16,844)	(5,985)
Other changes in loans and leases, net	(30,921)	19,630
Net purchases of premises and equipment	(353)	(146)
Proceeds from sales of foreclosed properties	852	2,305
Proceeds from sales of investments	4,220	1,964
Other investing activities, net	(641)	(170)
Net cash provided by (used in) investing activities	7,310	(19,635)
Financing activities
Net increase in deposits	4,857	30,266
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	(66,985)	59,036
Net increase (decrease) in short-term borrowings	10,038	(1,010)
Proceeds from issuance of long-term debt	32,680	18,010
Retirement of long-term debt	(47,936)	(110,262)
Proceeds from issuance of preferred stock	1,008	667
Redemption of preferred stock	(6,461)	—
Common stock repurchased	(1,869)	—
Cash dividends paid	(1,316)	(1,437)
Excess tax benefits on share-based payments	12	13
Other financing activities, net	(19)	138
Net cash used in financing activities	(75,991)	(4,579)
Effect of exchange rate changes on cash and cash equivalents	(1,661)	440
Net increase (decrease) in cash and cash equivalents	10,481	(13,687)
Cash and cash equivalents at January 1	110,752	120,102
Cash and cash equivalents at September 30	$121,233	$106,415
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

The Corporation conducts its activities through banking and nonbanking subsidiaries. The Corporation operates its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A. or BANA) and FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On October 1, 2013, the Corporation completed the merger of the Merrill Lynch & Co., Inc. subsidiary into Bank of America Corporation, which had no impact on the Corporation's consolidated results.

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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current period presentation.

Proposed Accounting Pronouncements

In December 2012, the Financial Accounting Standards Board (FASB) issued a proposed standard on accounting for expected credit losses. It would replace multiple existing impairment models, including an "incurred loss" model for loans, with an "expected credit loss" model. The FASB announced it would establish the effective date when it issues the final standard. The Corporation cannot predict at this time whether or when a final standard will be issued, when it will be effective or what its final provisions will be. It is possible that the final standard could have a material adverse impact on the Corporation's results of operations if and when it is issued and becomes effective.

Accounting Policies

All significant accounting policies are discussed either in this Note, in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K or are included in the Notes herein listed below.

NOTE 2 – Trading Account Assets and Liabilities

The table below presents the components of trading account assets and liabilities at September 30, 2013 and December 31, 2012.

(Dollars in millions)	September 30 2013	December 31 2012
Trading account assets
U.S. government and agency securities (1)	$59,250	$86,974
Corporate securities, trading loans and other	34,267	37,900
Equity securities	48,300	43,315
Non-U.S. sovereign debt	44,125	42,746
Mortgage trading loans and asset-backed securities	15,264	16,840
Total trading account assets	$201,206	$227,775
Trading account liabilities
U.S. government and agency securities	$24,395	$23,430
Equity securities	26,860	22,492
Non-U.S. sovereign debt	23,621	20,244
Corporate securities and other	7,837	7,421
Total trading account liabilities	$82,713	$73,587

(1)	Includes $13.4 billion and $30.6 billion of government-sponsored enterprise obligations at September 30, 2013 and December 31, 2012.

NOTE 3 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2013 and December 31, 2012. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	September 30, 2013
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$33,859.6	$725.2	$8.7	$733.9	$720.9	$0.7	$721.6
Futures and forwards	9,086.9	3.4	—	3.4	4.0	—	4.0
Written options	2,162.6	—	—	—	70.8	—	70.8
Purchased options	2,111.1	72.1	—	72.1	—	—	—
Foreign exchange contracts
Swaps	2,312.4	45.3	0.9	46.2	46.4	1.5	47.9
Spot, futures and forwards	2,901.3	24.8	0.5	25.3	26.6	1.4	28.0
Written options	485.5	—	—	—	7.9	—	7.9
Purchased options	448.7	7.6	—	7.6	—	—	—
Equity contracts
Swaps	152.3	3.4	—	3.4	3.0	—	3.0
Futures and forwards	76.3	1.3	—	1.3	1.4	—	1.4
Written options	363.6	—	—	—	28.1	—	28.1
Purchased options	320.6	27.2	—	27.2	—	—	—
Commodity contracts
Swaps	73.1	3.8	—	3.8	4.5	—	4.5
Futures and forwards	592.3	4.6	—	4.6	2.7	—	2.7
Written options	209.7	—	—	—	6.8	—	6.8
Purchased options	223.4	7.1	—	7.1	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,441.7	23.4	—	23.4	23.6	—	23.6
Total return swaps/other	47.4	2.2	—	2.2	3.2	—	3.2
Written credit derivatives:
Credit default swaps	1,417.9	24.7	—	24.7	20.9	—	20.9
Total return swaps/other	77.5	3.6	—	3.6	0.2	—	0.2
Gross derivative assets/liabilities		$979.7	$10.1	$989.8	$971.0	$3.6	$974.6
Less: Legally enforceable master netting agreements				(889.3)			(889.3)
Less: Cash collateral received/paid				(47.3)			(40.7)
Total derivative assets/liabilities				$53.2			$44.6

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2012
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$34,667.4	$1,075.4	$13.8	$1,089.2	$1,062.6	$4.7	$1,067.3
Futures and forwards	11,950.5	2.8	—	2.8	2.7	—	2.7
Written options	2,343.5	—	—	—	106.0	—	106.0
Purchased options	2,162.6	105.5	—	105.5	—	—	—
Foreign exchange contracts
Swaps	2,489.0	47.4	1.4	48.8	53.2	1.8	55.0
Spot, futures and forwards	3,023.0	31.5	0.4	31.9	30.5	0.8	31.3
Written options	363.3	—	—	—	7.3	—	7.3
Purchased options	321.8	6.5	—	6.5	—	—	—
Equity contracts
Swaps	127.1	1.6	—	1.6	2.0	—	2.0
Futures and forwards	58.4	1.0	—	1.0	1.0	—	1.0
Written options	295.3	—	—	—	20.2	—	20.2
Purchased options	271.0	20.4	—	20.4	—	—	—
Commodity contracts
Swaps	60.5	2.5	0.1	2.6	4.0	—	4.0
Futures and forwards	498.9	4.8	—	4.8	2.7	—	2.7
Written options	166.4	—	—	—	7.4	—	7.4
Purchased options	168.2	7.1	—	7.1	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,559.5	35.6	—	35.6	22.1	—	22.1
Total return swaps/other	43.5	2.5	—	2.5	2.9	—	2.9
Written credit derivatives:
Credit default swaps	1,531.5	23.0	—	23.0	32.6	—	32.6
Total return swaps/other	68.8	0.2	—	0.2	0.3	—	0.3
Gross derivative assets/liabilities		$1,367.8	$15.7	$1,383.5	$1,357.5	$7.3	$1,364.8
Less: Legally enforceable master netting agreements				(1,271.9)			(1,271.9)
Less: Cash collateral received/paid				(58.1)			(46.9)
Total derivative assets/liabilities				$53.5			$46.0

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

Offsetting of Derivatives

The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation's derivative counterparties. Where legally enforceable, these master netting agreements give the Corporation, in the event of default by the counterparty, the right to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the Consolidated Balance Sheet, the Corporation offsets derivative assets and liabilities and cash collateral held with the same counterparty where it has such a legally enforceable master netting agreement.

The table below presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

Other gross derivative assets and liabilities in the table represent derivatives entered into under master netting agreements where uncertainty exists as to the enforceability of these agreements under bankruptcy laws in some countries or industries, and accordingly, receivables and payables with counterparties in these countries or industries are reported on a gross basis.

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

For more information on offsetting of securities financing agreements, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings.

Offsetting of Derivatives
	September 30, 2013		December 31, 2012
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$439.8	$416.3	$646.7	$623.4
Exchange traded	0.2	0.2	—	—
Over-the-counter cleared	368.0	375.8	539.5	545.1
Foreign exchange contracts
Over-the-counter	76.1	79.6	84.1	88.7
Equity contracts
Over-the-counter	20.0	17.5	15.2	13.3
Exchange-traded	7.2	8.5	4.8	4.7
Commodity contracts
Over-the-counter	7.0	7.7	6.9	7.9
Exchange-traded	3.0	2.7	3.4	3.2
Credit derivatives
Over-the-counter	48.2	42.9	56.0	53.9
Over-the-counter cleared	4.4	4.5	3.8	3.4
Total gross derivative assets/liabilities, before netting
Over-the-counter	591.1	564.0	808.9	787.2
Exchange-traded	10.4	11.4	8.2	7.9
Over-the-counter cleared	372.4	380.3	543.3	548.5
Less: Legally enforceable master netting and cash collateral received/paid
Over-the-counter	(556.6)	(541.8)	(780.8)	(764.4)
Exchange-traded	(7.9)	(7.9)	(5.9)	(5.9)
Over-the-counter cleared	(372.1)	(380.3)	(543.3)	(548.5)
Derivative assets/liabilities, after netting	37.3	25.7	30.4	24.8
Other gross derivative assets/liabilities	15.9	18.9	23.1	21.2
Total derivative assets/liabilities	53.2	44.6	53.5	46.0
Less: Financial instruments collateral (1)	(11.4)	(7.5)	(11.5)	(14.6)
Total net derivative assets/liabilities	$41.8	$37.1	$42.0	$31.4

(1)	These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

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

Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures to hedge certain market risks of mortgage servicing rights (MSRs). For more information on MSRs, see Note 19 – Mortgage Servicing Rights.

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

The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps (CDS), total return swaps and swaptions. These derivatives are recorded on the Consolidated Balance Sheet at fair value with changes in fair value recorded in other income (loss).

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three and nine months ended September 30, 2013 and 2012, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended September 30			Nine Months Ended September 30
	2013			2013
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(313)	$81	$(232)	$(3,696)	$3,114	$(582)
Interest rate and foreign currency risk on long-term debt (1)	991	(1,059)	(68)	(1,129)	945	(184)
Interest rate risk on available-for-sale securities (2)	—	—	—	836	(837)	(1)
Price risk on commodity inventory (3)	1	1	2	1	—	1
Total	$679	$(977)	$(298)	$(3,988)	$3,222	$(766)

	2012			2012
Interest rate risk on long-term debt (1)	$109	$(385)	$(276)	$518	$(1,265)	$(747)
Interest rate and foreign currency risk on long-term debt (1)	(716)	647	(69)	(1,455)	1,259	(196)
Interest rate risk on available-for-sale securities (2)	349	(309)	40	(593)	659	66
Price risk on commodity inventory (3)	(24)	24	—	(10)	10	—
Total	$(282)	$(23)	$(305)	$(1,540)	$663	$(877)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on debt securities. Hedged AFS securities positions were sold during the six months ended June 30, 2013 and the related hedges were terminated.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2013 and 2012. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of $889 million ($560 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude pre-tax losses of $7 million related to long-term debt designated as a net investment hedge for the nine months ended September 30, 2012; there were no losses related to these hedges for the three months ended September 30, 2012. There were no such hedges for the three and nine months ended September 30, 2013.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended September 30			Nine Months Ended September 30
	2013			2013
(Dollars in millions, amounts pre-tax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(15)	$(271)	$1	$(305)	$(801)	$(1)
Price risk on restricted stock awards	137	108	—	302	217	—
Total	$122	$(163)	$1	$(3)	$(584)	$(1)
Net investment hedges
Foreign exchange risk	$(1,472)	$2	$(31)	$1,008	$(89)	$(103)

	2012			2012
Cash flow hedges
Interest rate risk on variable-rate portfolios	$21	$(260)	$—	$(32)	$(636)	$—
Commodity price risk on forecasted purchases and sales	—	3	—	—	—	—
Price risk on restricted stock awards	65	(28)	—	155	(90)	—
Total	$86	$(285)	$—	$123	$(726)	$—
Net investment hedges
Foreign exchange risk	$(1,149)	$11	$(13)	$(1,021)	$(26)	$(180)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2013 and 2012. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Price risk on mortgage banking production income (1, 2)	$(203)	$850	$687	$2,240
Market-related risk on mortgage banking servicing income (1)	44	822	(937)	1,970
Credit risk on loans (3)	(16)	(32)	(23)	(70)
Interest rate and foreign currency risk on ALM activities (4)	1,195	(309)	1,703	(987)
Price risk on restricted stock awards (5)	192	142	432	392
Other	(4)	16	(15)	105
Total	$1,208	$1,489	$1,847	$3,650

(1)	Net gains on these derivatives are recorded in mortgage banking income.

(2)
Includes net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $228 million and $767 million for the three and nine months ended September 30, 2013 compared to $1.0 billion and $2.4 billion for the same periods in 2012.

(3)	Net gains (losses) on these derivatives are recorded in other income (loss).

(4)
The balance is primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt. Results from these items are recorded in other income (loss). The offsetting mark-to-market, while not included in the table above, is also recorded in other income (loss).

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

Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in the "Other" column in the Sales and Trading Revenue table. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, all revenue is included in trading account profits. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income (loss).

Gains (losses) on certain instruments, primarily loans, that the Global Markets business segment shares with Global Banking are not considered trading instruments and are excluded from sales and trading revenue in their entirety.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2013 and 2012. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation adjustment (DVA) gains (losses), net of hedges. Global Markets results in Note 20 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on a FTE basis.

Sales and Trading Revenue
	Three Months Ended September 30				Nine Months Ended September 30
	2013				2013
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$188	$237	$31	$456	$1,207	$800	$66	$2,073
Foreign exchange risk	215	2	(6)	211	890	3	(21)	872
Equity risk	392	48	505	945	1,663	42	1,598	3,303
Credit risk	349	622	79	1,050	1,805	2,010	(167)	3,648
Other risk	57	(56)	5	6	374	(141)	35	268
Total sales and trading revenue	$1,201	$853	$614	$2,668	$5,939	$2,714	$1,511	$10,164

	2012				2012
Interest rate risk	$68	$267	$(4)	$331	$522	$752	$(21)	$1,253
Foreign exchange risk	193	1	13	207	659	5	12	676
Equity risk	195	15	457	667	988	(90)	1,442	2,340
Credit risk	663	552	130	1,345	2,387	1,632	862	4,881
Other risk	118	(45)	(12)	61	425	(168)	30	287
Total sales and trading revenue	$1,237	$790	$584	$2,611	$4,981	$2,131	$2,325	$9,437

(1)
Represents amounts in investment and brokerage services and other income (loss) that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $480 million and $1.6 billion for the three and nine months ended September 30, 2013 and $428 million and $1.4 billion for the same periods in 2012.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at September 30, 2013 and December 31, 2012 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

Credit Derivative Instruments
	September 30, 2013
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$11	$629	$2,874	$2,039	$5,553
Non-investment grade	679	2,705	4,158	7,810	15,352
Total	690	3,334	7,032	9,849	20,905
Total return swaps/other:
Investment grade	26	—	—	—	26
Non-investment grade	98	65	35	12	210
Total	124	65	35	12	236
Total credit derivatives	$814	$3,399	$7,067	$9,861	$21,141
Credit-related notes: (1)
Investment grade	$1	$270	$291	$4,705	$5,267
Non-investment grade	159	154	702	980	1,995
Total credit-related notes	$160	$424	$993	$5,685	$7,262
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$211,697	$361,303	$482,919	$56,592	$1,112,511
Non-investment grade	62,546	96,021	110,575	36,243	305,385
Total	274,243	457,324	593,494	92,835	1,417,896
Total return swaps/other:
Investment grade	30,937	—	—	—	30,937
Non-investment grade	33,036	6,265	5,744	1,545	46,590
Total	63,973	6,265	5,744	1,545	77,527
Total credit derivatives	$338,216	$463,589	$599,238	$94,380	$1,495,423

	December 31, 2012
	Carrying Value
Credit default swaps:
Investment grade	$52	$757	$5,595	$2,903	$9,307
Non-investment grade	923	4,403	7,030	10,959	23,315
Total	975	5,160	12,625	13,862	32,622
Total return swaps/other:
Investment grade	39	—	—	—	39
Non-investment grade	57	104	39	37	237
Total	96	104	39	37	276
Total credit derivatives	$1,071	$5,264	$12,664	$13,899	$32,898
Credit-related notes: (1)
Investment grade	$4	$12	$441	$3,849	$4,306
Non-investment grade	116	161	314	1,425	2,016
Total credit-related notes	$120	$173	$755	$5,274	$6,322
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$260,177	$349,125	$500,038	$90,453	$1,199,793
Non-investment grade	79,861	99,043	110,248	42,559	331,711
Total	340,038	448,168	610,286	133,012	1,531,504
Total return swaps/other:
Investment grade	43,536	15	—	—	43,551
Non-investment grade	5,566	11,028	7,631	1,035	25,260
Total	49,102	11,043	7,631	1,035	68,811
Total credit derivatives	$389,140	$459,211	$617,917	$134,047	$1,600,315

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $14.2 billion and $1.1 trillion at September 30, 2013, and $20.7 billion and $1.1 trillion at December 31, 2012.

Credit-related notes in the table on page 164 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 156, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2013 and December 31, 2012, the Corporation held cash and securities collateral of $75.6 billion and $85.6 billion, and posted cash and securities collateral of $58.7 billion and $74.1 billion in the normal course of business under derivative agreements.

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

At September 30, 2013, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $1.8 billion, including $800 million for BANA.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2013, the current liability recorded for these derivative contracts was $281 million, against which the Corporation and certain subsidiaries had posted approximately $198 million of collateral.

At September 30, 2013, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $3.4 billion, including $3.0 billion for BANA. If the rating agencies had downgraded their long-term senior debt ratings for these entities by an additional second incremental notch, approximately $4.4 billion in additional incremental collateral, including $300 million for BANA, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2013 was $2.3 billion, against which $1.9 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2013 was an incremental $1.2 billion, against which $800 million of collateral has been posted.

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

The Corporation may enter into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS and often hedges the other market risks in both CVA and DVA primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

In early 2013, the Corporation refined its methodology for calculating CVA and DVA, on a prospective basis, to adjust the way it values mutual termination clauses in derivatives contracts and to more fully incorporate the potential for the counterparties to default prior to a change in their credit ratings. This change in estimate increased CVA by $361 million and DVA by $433 million resulting in a net positive earnings impact of $72 million at the time of the change and is included in the results for the nine months ended September 30, 2013. The net CVA and DVA excluding the impact of these refinements was a gain of $230 million and a loss of $307 million for the nine months ended September 30, 2013.

The table below presents CVA and DVA gains (losses) for the Corporation on a gross and net of hedge basis, which are recorded in trading account profits.

Valuation Adjustments on Derivatives
	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$335	$102	$525	$75	$347	$(131)	$725	$237
Derivative liabilities (DVA) (2)	(293)	(292)	(606)	(583)	159	126	(1,899)	(2,200)

(1)	At September 30, 2013 and December 31, 2012, the cumulative CVA reduced the derivative assets balance by $2.0 billion and $2.4 billion.

(2)	At September 30, 2013 and December 31, 2012, the cumulative DVA reduced the derivative liabilities balance by $1.0 billion and $807 million.

NOTE 4 – Securities

The Corporation's debt securities carried at fair value include debt securities purchased for longer term investment purposes and are used as part of ALM and other strategic activities. Generally, debt securities carried at fair value are accounted for as available-for-sale (AFS) debt securities with unrealized gains and losses reported in accumulated OCI. For certain other debt securities purchased for ALM and other strategic purposes, the Corporation has elected to report those securities at fair value with unrealized gains and losses reported in other income (loss) in the Consolidated Statement of Income.

As a result of growth in the portfolio of debt securities carried at fair value with unrealized gains and losses recorded in other income (loss) and to better reflect how such portfolio is managed as part of the ALM activities, the Corporation changed the presentation of such securities in the first quarter of 2013 to combine debt securities carried at fair value into one line item on the Consolidated Balance Sheet. Previously, the portfolio of debt securities carried at fair value with unrealized gains and losses recorded in other income (loss) was classified in other assets. The Corporation may hedge these debt securities with risk management derivatives with the unrealized gains and losses also reported in other income (loss). Certain debt securities are carried at fair value with unrealized gains and losses reported in other income (loss) to mitigate accounting asymmetry with the risk management derivatives and to achieve operational simplifications. Debt securities purchased for trading purposes are reported in Note 2 – Trading Account Assets and Liabilities. Prior-period amounts have been reclassified to conform to the current period presentation.

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and marketable equity securities at September 30, 2013 and December 31, 2012.

Debt Securities and Available-for-Sale Marketable Equity Securities
	September 30, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$2,872	$127	$(28)	$2,971
Mortgage-backed securities:
Agency	170,911	1,311	(3,197)	169,025
Agency-collateralized mortgage obligations	27,187	340	(192)	27,335
Non-agency residential (1)	6,788	239	(98)	6,929
Commercial	2,751	84	(8)	2,827
Non-U.S. securities	6,217	35	(12)	6,240
Corporate/Agency bonds	1,152	28	(10)	1,170
Other taxable securities, substantially all asset-backed securities	13,142	29	(6)	13,165
Total taxable securities	231,020	2,193	(3,551)	229,662
Tax-exempt securities	5,264	6	(36)	5,234
Total available-for-sale debt securities	236,284	2,199	(3,587)	234,896
Other debt securities carried at fair value	32,365	98	(1,010)	31,453
Total debt securities carried at fair value	268,649	2,297	(4,597)	266,349
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	54,649	67	(1,865)	52,851
Total debt securities	$323,298	$2,364	$(6,462)	$319,200
Available-for-sale marketable equity securities (2)	$119	$—	$(5)	$114

(1)	At September 30, 2013, the underlying collateral type included approximately 89 percent prime, seven percent Alt-A and four percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

Debt Securities and Available-for-Sale Marketable Equity Securities
	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$24,232	$324	$(84)	$24,472
Mortgage-backed securities:
Agency	183,247	5,048	(146)	188,149
Agency-collateralized mortgage obligations	36,329	1,427	(218)	37,538
Non-agency residential (1)	9,231	391	(128)	9,494
Non-agency commercial	3,576	348	—	3,924
Non-U.S. securities	5,574	50	(6)	5,618
Corporate/Agency bonds	1,415	51	(16)	1,450
Other taxable securities, substantially all asset-backed securities	12,089	54	(15)	12,128
Total taxable securities	275,693	7,693	(613)	282,773
Tax-exempt securities	4,167	13	(47)	4,133
Total available-for-sale debt securities	279,860	7,706	(660)	286,906
Other debt securities carried at fair value	23,927	120	(103)	23,944
Total debt securities carried at fair value	303,787	7,826	(763)	310,850
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	49,481	815	(26)	50,270
Total debt securities	$353,268	$8,641	$(789)	$361,120
Available-for-sale marketable equity securities (2)	$780	$732	$—	$1,512

(1)	At December 31, 2012, the underlying collateral type included approximately 91 percent prime, six percent Alt-A and three percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At September 30, 2013, the accumulated net unrealized losses on AFS debt securities included in accumulated OCI were $860 million, net of the related income tax benefit of $528 million. At September 30, 2013 and December 31, 2012, the Corporation had nonperforming AFS debt securities of $97 million and $91 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income (loss) at September 30, 2013 and December 31, 2012. In the three and nine months ended September 30, 2013, the Corporation recorded mark-to-market net losses in other income (loss) of $56 million and $1.6 billion on other debt securities carried at fair value, which excludes the benefit of certain hedges also reported in other income (loss). Amounts in the prior-year periods were insignificant.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	September 30 2013	December 31 2012
U.S. Treasury and agency securities	$—	$491
Mortgage-backed securities:
Agency	18,626	13,073
Agency-collateralized mortgage obligations	563	929
Commercial	758	—
Non-U.S. securities (1)	11,506	9,451
Total	$31,453	$23,944

(1)	These securities are used to satisfy certain international regulatory liquidity requirements.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and nine months ended September 30, 2013 and 2012 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI.

Net Impairment Losses Recognized in Earnings
	Three Months Ended September 30, 2013
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Total
Total OTTI losses (unrealized and realized)	$(8)	$—	$(8)
Unrealized OTTI losses recognized in accumulated OCI	1	—	1
Net impairment losses recognized in earnings	$(7)	$—	$(7)

	Three Months Ended September 30, 2012
Total OTTI losses (unrealized and realized)	$(9)	$—	$(9)
Unrealized OTTI losses recognized in accumulated OCI	3	—	3
Net impairment losses recognized in earnings	$(6)	$—	$(6)

	Nine Months Ended September 30, 2013
Total OTTI losses (unrealized and realized)	$(21)	$—	$(21)
Unrealized OTTI losses recognized in accumulated OCI	1	—	1
Net impairment losses recognized in earnings	$(20)	$—	$(20)

	Nine Months Ended September 30, 2012
Total OTTI losses (unrealized and realized)	$(64)	$(6)	$(70)
Unrealized OTTI losses recognized in accumulated OCI	18	—	18
Net impairment losses recognized in earnings	$(46)	$(6)	$(52)

The Corporation's net impairment losses recognized in earnings consist of write-downs to fair value on AFS debt securities the Corporation has the intent to sell or will more-likely-than-not be required to sell and all credit losses. The table below presents a rollforward of the credit losses recognized in earnings for the three and nine months ended September 30, 2013 and 2012 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$205	$246	$243	$310
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	1	—	6	6
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	6	6	14	46
Reductions for AFS debt securities matured, sold or intended to be sold	—	(8)	(51)	(118)
Balance, September 30	$212	$244	$212	$244

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at September 30, 2013.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	10.5%	1.3%	22.1%
Loss severity	45.8	16.4	59.1
Life default rate	44.6	1.3	99.7

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 42.6 percent for prime, 46.4 percent for Alt-A and 54.4 percent for subprime at September 30, 2013. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 31.3 percent for prime, 55.5 percent for Alt-A and 36.3 percent for subprime at September 30, 2013.

The following tables present the fair value and the associated gross unrealized losses on AFS debt securities with gross unrealized losses at September 30, 2013 and December 31, 2012, and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$781	$(28)	$—	$—	$781	$(28)
Mortgage-backed securities:
Agency	117,986	(3,079)	2,870	(118)	120,856	(3,197)
Agency-collateralized mortgage obligations	6,417	(121)	2,666	(71)	9,083	(192)
Non-agency residential	921	(19)	1,293	(77)	2,214	(96)
Commercial	274	(8)	—	—	274	(8)
Non-U.S. securities	—	—	48	(12)	48	(12)
Corporate/Agency bonds	59	(1)	279	(9)	338	(10)
Other taxable securities, substantially all asset-backed securities	1,392	(3)	299	(3)	1,691	(6)
Total taxable securities	127,830	(3,259)	7,455	(290)	135,285	(3,549)
Tax-exempt securities	1,439	(14)	1,004	(22)	2,443	(36)
Total temporarily impaired AFS debt securities	129,269	(3,273)	8,459	(312)	137,728	(3,585)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	—	—	2	(2)	2	(2)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities (2)	$129,269	$(3,273)	$8,461	$(314)	$137,730	$(3,587)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in accumulated OCI.

(2)	At September 30, 2013, the amortized cost of approximately 4,900 AFS debt securities exceeded their fair value by $3.6 billion.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$—	$—	$5,608	$(84)	$5,608	$(84)
Mortgage-backed securities:
Agency	15,593	(133)	735	(13)	16,328	(146)
Agency-collateralized mortgage obligations	5,135	(121)	4,994	(97)	10,129	(218)
Non-agency residential	592	(13)	1,555	(110)	2,147	(123)
Non-U.S. securities	1,715	(1)	563	(5)	2,278	(6)
Corporate/Agency bonds	—	—	277	(16)	277	(16)
Other taxable securities, substantially all asset-backed securities	1,678	(1)	1,436	(14)	3,114	(15)
Total taxable securities	24,713	(269)	15,168	(339)	39,881	(608)
Tax-exempt securities	1,609	(9)	1,072	(38)	2,681	(47)
Total temporarily impaired AFS debt securities	26,322	(278)	16,240	(377)	42,562	(655)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	14	(1)	74	(4)	88	(5)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities (2)	$26,336	$(279)	$16,314	$(381)	$42,650	$(660)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in accumulated OCI.

(2)	At December 31, 2012, the amortized cost of approximately 2,600 AFS debt securities exceeded their fair value by $660 million.

The amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA) and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at September 30, 2013 and December 31, 2012, are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	September 30, 2013		December 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$134,317	$131,689	$121,522	$123,933
Government National Mortgage Association	114,509	113,138	124,348	127,541
Freddie Mac	26,096	25,724	22,995	23,502

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at September 30, 2013 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	September 30, 2013
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$544	0.62%	$810	2.22%	$1,505	4.25%	$13	2.72%	$2,872	2.98%
Mortgage-backed securities:
Agency	14	4.58	16,868	2.89	99,186	3.10	74,405	2.90	190,473	3.01
Agency-collateralized mortgage obligations	1,525	0.04	6,315	1.48	19,816	3.26	12	1.39	27,668	2.67
Non-agency residential	366	4.80	3,788	4.54	1,868	3.51	766	2.82	6,788	4.07
Commercial	1,721	5.08	736	5.46	1,092	2.51	18	3.45	3,567	4.37
Non-U.S. securities	15,411	1.02	2,152	3.91	152	3.06	8	—	17,723	1.38
Corporate/Agency bonds	442	2.49	564	2.66	144	4.31	2	6.34	1,152	2.79
Other taxable securities, substantially all asset-backed securities	4,313	1.61	5,804	1.45	2,223	1.97	802	1.04	13,142	1.57
Total taxable securities	24,336	1.42	37,037	2.68	125,986	3.12	76,026	2.88	263,385	2.84
Tax-exempt securities	436	1.21	1,875	1.56	1,791	1.91	1,162	0.77	5,264	1.57
Total amortized cost of debt securities carried at fair value	$24,772	1.42	$38,912	2.62	$127,777	3.11	$77,188	2.85	$268,649	2.81
Amortized cost of HTM debt securities (2)	$6	5.00	$76	2.29	$53,394	2.56	$1,173	2.67	$54,649	2.56

Debt securities carried at fair value
U.S. Treasury and agency securities	$546		$830		$1,582		$13		$2,971
Mortgage-backed securities:
Agency	16		17,052		98,361		72,222		187,651
Agency-collateralized mortgage obligations	1,533		6,300		20,052		13		27,898
Non-agency residential	373		3,892		1,867		797		6,929
Commercial	1,759		778		1,030		18		3,585
Non-U.S. securities	15,396		2,185		157		8		17,746
Corporate/Agency bonds	446		573		148		3		1,170
Other taxable securities, substantially all asset-backed securities	4,309		5,821		2,232		803		13,165
Total taxable securities	24,378		37,431		125,429		73,877		261,115
Tax-exempt securities	436		1,880		1,779		1,139		5,234
Total debt securities carried at fair value	$24,814		$39,311		$127,208		$75,016		$266,349
Fair value of HTM debt securities (2)	$6		$76		$51,643		$1,126		$52,851

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

The gross realized gains and losses on sales of AFS debt securities for the three and nine months ended September 30, 2013 and 2012 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Gross gains	$358	$361	$901	$1,957
Gross losses	(2)	(22)	(20)	(466)
Net gains on sales of AFS debt securities	$356	$339	$881	$1,491
Income tax expense attributable to realized net gains on sales of AFS debt securities	$132	$125	$326	$552

Certain Corporate and Strategic Investments

During the three months ended September 30, 2013, the Corporation sold its remaining investment of 2.0 billion shares of China Construction Bank Corporation (CCB) and realized a pre-tax gain of $753 million reported in equity investment income in the Consolidated Statement of Income. At December 31, 2012, these shares, representing approximately one percent of CCB, were classified as AFS marketable equity securities and carried at fair value with the after-tax unrealized gain included in accumulated OCI. The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, has been extended through 2016.

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in Consumer & Business Banking (CBB), had a carrying value of $3.2 billion and $3.3 billion at September 30, 2013 and December 31, 2012. For additional information, see Note 11 – Commitments and Contingencies.

NOTE 5 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2013 and December 31, 2012.

	September 30, 2013
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,182	$766	$7,452	$10,400	$167,108			$177,508
Home equity	230	118	654	1,002	54,714			55,716
Legacy Assets & Servicing portfolio
Residential mortgage (6)	2,952	1,485	18,793	23,230	32,694	$20,064		75,988
Home equity	439	234	1,289	1,962	31,871	7,104		40,937
Credit card and other consumer
U.S. credit card	609	454	1,049	2,112	88,168			90,280
Non-U.S. credit card	67	55	142	264	10,819			11,083
Direct/Indirect consumer (7)	398	188	456	1,042	82,993			84,035
Other consumer (8)	24	9	19	52	1,861			1,913
Total consumer loans	6,901	3,309	29,854	40,064	470,228	27,168		537,460
Consumer loans accounted for under the fair value option (9)							$2,186	2,186
Total consumer	6,901	3,309	29,854	40,064	470,228	27,168	2,186	539,646
Commercial
U.S. commercial	187	124	445	756	210,358			211,114
Commercial real estate (10)	44	108	440	592	44,348			44,940
Commercial lease financing	29	53	72	154	24,435			24,589
Non-U.S. commercial	286	1	3	290	92,655			92,945
U.S. small business commercial	71	58	128	257	12,891			13,148
Total commercial loans	617	344	1,088	2,049	384,687			386,736
Commercial loans accounted for under the fair value option (9)							8,010	8,010
Total commercial	617	344	1,088	2,049	384,687		8,010	394,746
Total loans and leases	$7,518	$3,653	$30,942	$42,113	$854,915	$27,168	$10,196	$934,392
Percentage of outstandings	0.81%	0.39%	3.31%	4.51%	91.49%	2.91%	1.09%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.6 billion and nonperforming loans of $736 million. Home loans 60-89 days past due includes fully-insured loans of $1.2 billion and nonperforming loans of $494 million.

(2)	Home loans includes fully-insured loans of $18.0 billion.

(3)	Home loans includes $6.2 billion and direct/indirect consumer includes $39 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgage loans of $87 million.

(6)	Total outstandings includes pay option loans of $5.2 billion. The Corporation no longer originates this product.

(7)
Total outstandings includes dealer financial services loans of $39.5 billion, consumer lending loans of $3.1 billion, U.S. securities-based lending loans of $30.4 billion, non-U.S. consumer loans of $5.7 billion, student loans of $4.3 billion and other consumer loans of $1.0 billion.

(8)	Total outstandings includes consumer finance loans of $1.2 billion, consumer leases of $492 million, consumer overdrafts of $175 million and other non-U.S. consumer loans of $5 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $2.2 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.8 billion and non-U.S. commercial loans of $6.2 billion. For additional information, see Note 16 – Fair Value Measurements and Note 17 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $43.5 billion and non-U.S. commercial real estate loans of $1.4 billion.

	December 31, 2012
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,274	$806	$6,227	$9,307	$160,809			$170,116
Home equity	273	146	591	1,010	59,841			60,851
Legacy Assets & Servicing portfolio
Residential mortgage (6)	2,938	1,714	26,728	31,380	33,982	$17,451		82,813
Home equity	608	357	1,444	2,409	36,213	8,667		47,289
Credit card and other consumer
U.S. credit card	729	582	1,437	2,748	92,087			94,835
Non-U.S. credit card	106	85	212	403	11,294			11,697
Direct/Indirect consumer (7)	569	239	573	1,381	81,824			83,205
Other consumer (8)	48	19	4	71	1,557			1,628
Total consumer loans	7,545	3,948	37,216	48,709	477,607	26,118		552,434
Consumer loans accounted for under the fair value option (9)							$1,005	1,005
Total consumer	7,545	3,948	37,216	48,709	477,607	26,118	1,005	553,439
Commercial
U.S. commercial	323	133	639	1,095	196,031			197,126
Commercial real estate (10)	79	144	983	1,206	37,431			38,637
Commercial lease financing	84	79	30	193	23,650			23,843
Non-U.S. commercial	2	—	—	2	74,182			74,184
U.S. small business commercial	101	75	168	344	12,249			12,593
Total commercial loans	589	431	1,820	2,840	343,543			346,383
Commercial loans accounted for under the fair value option (9)							7,997	7,997
Total commercial	589	431	1,820	2,840	343,543		7,997	354,380
Total loans and leases	$8,134	$4,379	$39,036	$51,549	$821,150	$26,118	$9,002	$907,819
Percentage of outstandings	0.90%	0.48%	4.30%	5.68%	90.45%	2.88%	0.99%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.3 billion and nonperforming loans of $702 million. Home loans 60-89 days past due includes fully-insured loans of $1.3 billion and nonperforming loans of $558 million.

(2)	Home loans includes fully-insured loans of $22.2 billion.

(3)	Home loans includes $5.5 billion and direct/indirect consumer includes $63 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgage loans of $93 million.

(6)	Total outstandings includes pay option loans of $6.7 billion. The Corporation no longer originates this product.

(7)
Total outstandings includes dealer financial services loans of $35.9 billion, consumer lending loans of $4.7 billion, U.S. securities-based lending loans of $28.3 billion, non-U.S. consumer loans of $8.3 billion, student loans of $4.8 billion and other consumer loans of $1.2 billion.

(8)	Total outstandings includes consumer finance loans of $1.4 billion, consumer leases of $34 million, consumer overdrafts of $177 million and other non-U.S. consumer loans of $5 million.

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

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgage loans owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $376 million and $500 million at September 30, 2013 and December 31, 2012. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles, and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) in the Consolidated Statement of Income when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At September 30, 2013 and December 31, 2012, the Corporation had a receivable of $206 million and $305 million from these vehicles for reimbursement of losses, and principal of $13.5 billion and $17.6 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $27.6 billion and $24.3 billion at September 30, 2013 and December 31, 2012, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

In accordance with bank regulatory interagency guidance, the Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At September 30, 2013 and December 31, 2012, $1.3 billion and $1.5 billion of such loans were included in nonperforming loans.

In accordance with regulatory guidance, the Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At September 30, 2013, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were $1.9 billion of which $1.0 billion were current on their contractual payments while $742 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 70 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and nearly 50 percent were discharged 24 months or more ago. As subsequent cash payments are received, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at September 30, 2013 and December 31, 2012. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Home loans
Core portfolio
Residential mortgage (2)	$3,479	$3,193	$5,207	$3,984
Home equity	1,417	1,265	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	9,849	11,862	12,753	18,173
Home equity	2,759	3,017	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	1,049	1,437
Non-U.S. credit card	n/a	n/a	142	212
Direct/Indirect consumer	59	92	437	545
Other consumer	18	2	1	2
Total consumer	17,581	19,431	19,589	24,353
Commercial
U.S. commercial	1,059	1,484	57	65
Commercial real estate	488	1,513	76	29
Commercial lease financing	49	44	66	15
Non-U.S. commercial	86	68	3	—
U.S. small business commercial	103	115	83	120
Total commercial	1,785	3,224	285	229
Total loans and leases	$19,366	$22,655	$19,874	$24,582

(1)	Nonperforming loan balances did not include nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $356 million and $521 million at September 30, 2013 and December 31, 2012.

(2)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At September 30, 2013 and December 31, 2012, residential mortgage includes $13.9 billion and $17.8 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.1 billion and $4.4 billion of loans on which interest is still accruing.

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

The following tables present certain credit quality indicators for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2013 and December 31, 2012.

Home Loans – Credit Quality Indicators (1)
	September 30, 2013
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$92,172	$22,199	$10,760	$44,827	$15,827	$1,963
Greater than 90 percent but less than or equal to 100 percent	6,983	4,526	3,011	4,374	4,290	668
Greater than 100 percent	8,212	10,466	6,293	6,515	13,716	4,473
Fully-insured loans (5)	70,141	18,733	—	—	—	—
Total home loans	$177,508	$55,924	$20,064	$55,716	$33,833	$7,104

Refreshed FICO score
Less than 620	$6,032	$11,770	$10,871	$2,413	$4,478	$1,296
Greater than or equal to 620 and less than 680	7,955	5,919	3,363	4,187	5,240	1,272
Greater than or equal to 680 and less than 740	25,097	8,133	3,056	11,840	9,414	2,018
Greater than or equal to 740	68,283	11,369	2,774	37,276	14,701	2,518
Fully-insured loans (5)	70,141	18,733	—	—	—	—
Total home loans	$177,508	$55,924	$20,064	$55,716	$33,833	$7,104

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $4.7 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	September 30, 2013
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$5,112	$—	$1,293	$571
Greater than or equal to 620 and less than 680	13,106	—	3,264	273
Greater than or equal to 680 and less than 740	36,054	—	10,087	205
Greater than or equal to 740	36,008	—	27,419	193
Other internal credit metrics (2, 3, 4)	—	11,083	41,972	671
Total credit card and other consumer	$90,280	$11,083	$84,035	$1,913

(1)	65 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $36.0 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $4.3 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At September 30, 2013, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	September 30, 2013
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$203,620	$43,135	$23,500	$91,399	$1,313
Reservable criticized	7,494	1,805	1,089	1,546	391
Refreshed FICO score (3)
Less than 620					235
Greater than or equal to 620 and less than 680					548
Greater than or equal to 680 and less than 740					1,594
Greater than or equal to 740					2,820
Other internal credit metrics (3, 4)					6,247
Total commercial	$211,114	$44,940	$24,589	$92,945	$13,148

(1)	Excludes $8.0 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $295 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At September 30, 2013, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Home Loans – Credit Quality Indicators (1)
	December 31, 2012
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$80,585	$20,613	$8,581	$44,971	$15,922	$2,074
Greater than 90 percent but less than or equal to 100 percent	8,891	5,097	2,368	5,825	4,507	805
Greater than 100 percent	12,984	16,454	6,502	10,055	18,193	5,788
Fully-insured loans (5)	67,656	23,198	—	—	—	—
Total home loans	$170,116	$65,362	$17,451	$60,851	$38,622	$8,667

Refreshed FICO score
Less than 620	$6,366	$14,320	$8,647	$2,586	$5,411	$1,989
Greater than or equal to 620 and less than 680	8,561	6,157	2,712	4,500	5,921	1,529
Greater than or equal to 680 and less than 740	25,141	8,611	2,976	12,625	10,395	2,299
Greater than or equal to 740	62,392	13,076	3,116	41,140	16,895	2,850
Fully-insured loans (5)	67,656	23,198	—	—	—	—
Total home loans	$170,116	$65,362	$17,451	$60,851	$38,622	$8,667

(1)	Excludes $1.0 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $6.1 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	December 31, 2012
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$6,188	$—	$1,896	$668
Greater than or equal to 620 and less than 680	13,947	—	3,367	301
Greater than or equal to 680 and less than 740	37,167	—	9,592	232
Greater than or equal to 740	37,533	—	25,164	212
Other internal credit metrics (2, 3, 4)	—	11,697	43,186	215
Total credit card and other consumer	$94,835	$11,697	$83,205	$1,628

(1)	87 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

Commercial – Credit Quality Indicators (1)
	December 31, 2012
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$189,602	$34,968	$22,874	$72,688	$1,690
Reservable criticized	7,524	3,669	969	1,496	573
Refreshed FICO score (3)
Less than 620					400
Greater than or equal to 620 and less than 680					580
Greater than or equal to 680 and less than 740					1,553
Greater than or equal to 740					2,496
Other internal credit metrics (3, 4)					5,301
Total commercial	$197,126	$38,637	$23,843	$74,184	$12,593

(1)	Excludes $8.0 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $366 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2012, 98 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 195.

Home Loans

Impaired home loans within the Home Loans portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of home loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of home loans are done in accordance with the government's Making Home Affordable Program (modifications under government programs) or the Corporation's proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof. During 2012, the Corporation implemented a borrower assistance program that provides forgiveness of principal balances in connection with the settlement agreement among the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice (DOJ), the U.S. Department of Housing and Urban Development (HUD) and other federal agencies, and 49 state Attorneys General concerning the terms of a global settlement resolving investigations into certain origination, servicing and foreclosure practices (National Mortgage Settlement). In addition, the Corporation also provides interest rate modifications to qualified borrowers pursuant to the National Mortgage Settlement and these interest rate modifications are not considered to be TDRs.

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

In accordance with regulatory guidance addressing certain home loans that have been discharged in Chapter 7 bankruptcy, $3.7 billion of home loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were included in TDRs at September 30, 2013, of which $1.9 billion were classified as nonperforming and $1.8 billion were loans fully-insured by the Federal Housing Administration (FHA). Of the $3.7 billion of home loan TDRs, approximately 21 percent, 33 percent and 46 percent were discharged in Chapter 7 bankruptcy in the nine months ended September 30, 2013, in the year ended December 31, 2012 and in years prior to 2012, respectively. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

In accordance with applicable accounting guidance, a home loan, excluding PCI loans which are reported separately, is not classified as impaired unless it is a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Home loan TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan's original effective interest rate, as discussed in the following paragraph. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification or as a result of being discharged in Chapter 7 bankruptcy) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification had been charged off to their net realizable value before they were modified as TDRs in accordance with established policy. Therefore, modifications of home loans that are 180 or more days past due as TDRs do not have an impact on the allowance for loan and lease losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after they have been modified in a TDR.

The net present value of the estimated cash flows is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV, or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation's historical experience as adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs including redefaults subsequent to modification, a loan's default history prior to modification and the change in borrower payments post-modification.

At September 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $546 million and $650 million at September 30, 2013 and December 31, 2012.

The table below presents impaired loans in the Corporation's Home Loans portfolio segment at September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, and includes primarily loans managed by Legacy Assets & Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans – Home Loans
			September 30, 2013			December 31, 2012
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$22,528	$17,165	n/a	$20,226	$14,967	n/a
Home equity			3,002	1,328	n/a	2,624	1,103	n/a
With an allowance recorded
Residential mortgage			$13,793	$13,227	$1,141	$14,223	$13,158	$1,252
Home equity			1,069	886	343	1,256	1,022	448
Total
Residential mortgage			$36,321	$30,392	$1,141	$34,449	$28,125	$1,252
Home equity			4,071	2,214	343	3,880	2,125	448

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$16,984	$152	$11,606	$88	$16,563	$436	$9,734	$239
Home equity	1,286	19	819	13	1,208	55	603	32
With an allowance recorded
Residential mortgage	$14,027	$173	$11,435	$97	$14,221	$451	$11,361	$305
Home equity	902	9	1,095	12	942	31	1,186	34
Total
Residential mortgage	$31,011	$325	$23,041	$185	$30,784	$887	$21,095	$544
Home equity	2,188	28	1,914	25	2,150	86	1,789	66

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the September 30, 2013 and 2012 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during the three and nine months ended September 30, 2013 and 2012, and net charge-offs that were recorded during the period in which the modification occurred. The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing.

Home Loans – TDRs Entered into During the Three Months Ended September 30, 2013 and 2012 (1)
	September 30, 2013				Three Months Ended September 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
Residential mortgage	$3,275	$2,947	5.22%	4.52%	$64
Home equity	220	147	5.58	4.33	36
Total	$3,495	$3,094	5.22	4.51	$100

	September 30, 2012				Three Months Ended September 30, 2012
Residential mortgage	$7,823	$6,250	5.66%	4.31%	$129
Home equity	1,570	689	4.69	4.54	479
Total	$9,393	$6,939	5.51	4.34	$608

Home Loans – TDRs Entered into During the Nine Months Ended September 30, 2013 and 2012 (1)
	September 30, 2013				Nine Months Ended September 30, 2013
Residential mortgage	$10,295	$9,153	5.34%	4.34%	$169
Home equity	706	425	5.55	4.17	139
Total	$11,001	$9,578	5.35	4.34	$308

	September 30, 2012				Nine Months Ended September 30, 2012
Residential mortgage	$10,064	$8,179	5.62%	4.29%	$277
Home equity	1,759	785	4.69	4.32	577
Total	$11,823	$8,964	5.48	4.30	$854

(1)
TDRs entered into during the three and nine months ended September 30, 2013 include residential mortgage modifications with principal forgiveness of $118 million and $462 million. TDRs entered into during the three and nine months ended September 30, 2012 include residential mortgage modifications with principal forgiveness of $294 million and $462 million and home equity mortgage modifications of $2 million and $5 million.

The following tables present the September 30, 2013 and 2012 carrying value for home loans that were modified in a TDR during the three and nine months ended September 30, 2013 and 2012 by type of modification.

Home Loans – Modification Programs
	TDRs Entered into During the Three Months Ended September 30, 2013
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$393	$3	$396
Principal and/or interest forbearance	4	2	6
Other modifications (1)	18	—	18
Total modifications under government programs	415	5	420
Modifications under proprietary programs
Contractual interest rate reduction	764	13	777
Capitalization of past due amounts	26	—	26
Principal and/or interest forbearance	57	7	64
Other modifications (1)	10	—	10
Total modifications under proprietary programs	857	20	877
Trial modifications	1,395	51	1,446
Loans discharged in Chapter 7 bankruptcy (2)	280	71	351
Total modifications	$2,947	$147	$3,094

	TDRs Entered into During the Three Months Ended September 30, 2012
Modifications under government programs
Contractual interest rate reduction	$83	$21	$104
Principal and/or interest forbearance	20	11	31
Other modifications (1)	2	—	2
Total modifications under government programs	105	32	137
Modifications under proprietary programs
Contractual interest rate reduction	1,153	15	1,168
Capitalization of past due amounts	58	—	58
Principal and/or interest forbearance	124	5	129
Other modifications (1)	28	6	34
Total modifications under proprietary programs	1,363	26	1,389
Trial modifications	1,905	43	1,948
Loans discharged in Chapter 7 bankruptcy (2)	2,877	588	3,465
Total modifications	$6,250	$689	$6,939

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)
Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs in accordance with regulatory guidance implemented in the third quarter of 2012. The amount for the three months ended September 30, 2012 represents the cumulative impact upon adoption of the regulatory guidance. For the three months ended September 30, 2013, home loans of $196 million, or 56 percent of loans discharged in Chapter 7 bankruptcy, were current or less than 60 days past due.

Home Loans – Modification Programs
	TDRs Entered into During the Nine Months Ended September 30, 2013
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$1,127	$27	$1,154
Principal and/or interest forbearance	32	14	46
Other modifications (1)	68	—	68
Total modifications under government programs	1,227	41	1,268
Modifications under proprietary programs
Contractual interest rate reduction	2,829	50	2,879
Capitalization of past due amounts	98	—	98
Principal and/or interest forbearance	435	17	452
Other modifications (1)	89	14	103
Total modifications under proprietary programs	3,451	81	3,532
Trial modifications	3,442	71	3,513
Loans discharged in Chapter 7 bankruptcy (2)	1,033	232	1,265
Total modifications	$9,153	$425	$9,578

	TDRs Entered into During the Nine Months Ended September 30, 2012
Modifications under government programs
Contractual interest rate reduction	$157	$61	$218
Principal and/or interest forbearance	30	24	54
Other modifications (1)	18	—	18
Total modifications under government programs	205	85	290
Modifications under proprietary programs
Contractual interest rate reduction	2,054	28	2,082
Capitalization of past due amounts	95	—	95
Principal and/or interest forbearance	248	9	257
Other modifications (1)	62	13	75
Total modifications under proprietary programs	2,459	50	2,509
Trial modifications	2,638	62	2,700
Loans discharged in Chapter 7 bankruptcy (2)	2,877	588	3,465
Total modifications	$8,179	$785	$8,964

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)
Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs in accordance with regulatory guidance implemented in the third quarter of 2012. The amount for the nine months ended September 30, 2012 represents the cumulative impact upon adoption of the regulatory guidance. For the nine months ended September 30, 2013, home loans of $671 million, or 53 percent of loans discharged in Chapter 7 bankruptcy, were current or less than 60 days past due.

The table below presents the carrying value of loans that entered into payment default during the three and nine months ended September 30, 2013 and 2012 and that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended September 30, 2013
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs	$86	$—	$86
Modifications under proprietary programs	185	—	185
Loans discharged in Chapter 7 bankruptcy (1)	205	3	208
Trial modifications	1,205	3	1,208
Total modifications	$1,681	$6	$1,687

	Three Months Ended September 30, 2012
Modifications under government programs	$27	$2	$29
Modifications under proprietary programs	135	2	137
Trial modifications	671	7	678
Total modifications	$833	$11	$844

	Nine Months Ended September 30, 2013
Modifications under government programs	$244	$2	$246
Modifications under proprietary programs	731	4	735
Loans discharged in Chapter 7 bankruptcy (1)	809	27	836
Trial modifications	3,142	8	3,150
Total modifications	$4,926	$41	$4,967

	Nine Months Ended September 30, 2012
Modifications under government programs	$167	$6	$173
Modifications under proprietary programs	753	11	764
Trial modifications	963	16	979
Total modifications	$1,883	$33	$1,916

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs in accordance with regulatory guidance implemented in the third quarter of 2012.

Credit Card and Other Consumer

Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In addition, non-U.S. credit card modifications may involve reducing the interest rate on the account without placing the customer on a fixed payment plan, and are also considered TDRs. In all cases, the customer's available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers' entire unsecured debt structures (external programs).

In 2012, regulatory guidance was implemented addressing certain consumer real estate loans that have been discharged in Chapter 7 bankruptcy. The Corporation applies this guidance to other secured consumer loans that have been discharged in Chapter 7 bankruptcy, and such loans are classified as TDRs, written down to collateral value and placed on nonaccrual status no later than the time of discharge. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

All credit card and substantially all other consumer loans that have been modified in TDRs remain on accrual status until the loan is either paid in full or charged off, which occurs no later than the end of the month in which the loan becomes 180 days past due or generally at 120 days past due for a loan that was placed on a fixed payment plan after July 1, 2012.

The allowance for impaired credit card and substantially all other consumer loans is based on the present value of projected cash flows, which incorporates the Corporation's historical payment default and loss experience on modified loans, discounted using the portfolio's average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, delinquency status, economic trends and credit scores.

The table below provides information on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment at September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs
			September 30, 2013			December 31, 2012
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With an allowance recorded
U.S. credit card			$1,706	$1,716	$370	$2,856	$2,871	$719
Non-U.S. credit card			246	250	161	311	316	198
Direct/Indirect consumer			351	352	104	633	636	210
Other consumer			28	27	10	30	30	12
Without an allowance recorded
Direct/Indirect consumer			81	37	—	105	58	—
Other consumer			34	34	—	35	35	—
Total
U.S. credit card			$1,706	$1,716	$370	$2,856	$2,871	$719
Non-U.S. credit card			246	250	161	311	316	198
Direct/Indirect consumer			432	389	104	738	694	210
Other consumer			62	61	10	65	65	12

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$1,926	$30	$3,727	$58	$2,310	$108	$4,380	$204
Non-U.S. credit card	254	2	447	2	274	6	509	7
Direct/Indirect consumer	406	5	864	12	498	20	1,003	41
Other consumer	27	1	30	—	28	2	32	1
Without an allowance recorded
Direct/Indirect consumer	38	—	—	—	45	—	—	—
Other consumer	34	—	34	1	34	1	35	2
Total
U.S. credit card	$1,926	$30	$3,727	$58	$2,310	$108	$4,380	$204
Non-U.S. credit card	254	2	447	2	274	6	509	7
Direct/Indirect consumer	444	5	864	12	543	20	1,003	41
Other consumer	61	1	64	1	62	3	67	3

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at September 30, 2013 and December 31, 2012.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
U.S. credit card	$1,016	$1,887	$681	$953	$19	$31	$1,716	$2,871	83.74%	81.48%
Non-U.S. credit card	78	99	27	38	145	179	250	316	49.34	43.71
Direct/Indirect consumer	215	405	131	225	43	64	389	694	84.62	83.11
Other consumer	61	65	—	—	—	—	61	65	73.13	72.73
Total renegotiated TDRs	$1,370	$2,456	$839	$1,216	$207	$274	$2,416	$3,946	80.04	78.58

At September 30, 2013 and December 31, 2012, the Corporation had a renegotiated TDR portfolio of $2.4 billion and $3.9 billion of which $1.9 billion was current or less than 30 days past due under the modified terms at September 30, 2013.

The table below provides information on the Corporation's renegotiated TDR portfolio including the unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and nine months ended September 30, 2013 and 2012, and net charge-offs that were recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months September 30, 2013 and 2012
	September 30, 2013				Three Months Ended September 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$100	$102	16.86%	5.70%	$2
Non-U.S. credit card	61	64	26.09	0.67	2
Direct/Indirect consumer	16	12	10.89	4.68	4
Other consumer	2	2	9.10	6.01	—
Total	$179	$180	19.65	3.85	$8

	September 30, 2012				Three Months Ended September 30, 2012
U.S. credit card	$102	$105	17.37%	6.32%	$2
Non-U.S. credit card	90	94	26.13	0.77	4
Direct/Indirect consumer	14	14	15.40	3.90	2
Other consumer	2	2	9.91	6.17	—
Total	$208	$215	21.00	3.73	$8

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2013 and 2012
	September 30, 2013				Nine Months Ended September 30, 2013
U.S. credit card	$237	$240	16.88%	5.96%	$16
Non-U.S. credit card	138	143	26.04	0.87	78
Direct/Indirect consumer	41	31	11.17	4.90	12
Other consumer	4	5	9.35	5.40	—
Total	$420	$419	19.51	4.13	$106

	September 30, 2012				Nine Months Ended September 30, 2012
U.S. credit card	$342	$346	17.73%	6.37%	$23
Non-U.S. credit card	194	204	26.18	1.05	111
Direct/Indirect consumer	50	51	15.40	4.14	3
Other consumer	8	8	10.01	6.62	—
Total	$594	$609	20.26	4.41	$137

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and nine months ended September 30, 2013 and 2012.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended September 30, 2013
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$62	$40	$—	$102
Non-U.S. credit card	32	32	—	64
Direct/Indirect consumer	4	2	6	12
Other consumer	2	—	—	2
Total renegotiated TDRs	$100	$74	$6	$180

	Three Months Ended September 30, 2012
U.S. credit card	$64	$41	$—	$105
Non-U.S. credit card	51	43	—	94
Direct/Indirect consumer	9	5	—	14
Other consumer	2	—	—	2
Total renegotiated TDRs	$126	$89	$—	$215

	Nine Months Ended September 30, 2013
U.S. credit card	$132	$108	$—	$240
Non-U.S. credit card	73	70	—	143
Direct/Indirect consumer	11	7	13	31
Other consumer	5	—	—	5
Total renegotiated TDRs	$221	$185	$13	$419

	Nine Months Ended September 30, 2012
U.S. credit card	$221	$125	$—	$346
Non-U.S. credit card	109	95	—	204
Direct/Indirect consumer	34	17	—	51
Other consumer	8	—	—	8
Total renegotiated TDRs	$372	$237	$—	$609

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 23 percent of new U.S. credit card TDRs, 69 percent of new non-U.S. credit card TDRs and 19 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three and nine months ended September 30, 2013 that had been modified in a TDR during the preceding 12 months were $11 million and $49 million for U.S. credit card, $60 million and $181 million for non-U.S. credit card and $1 million and $4 million for direct/indirect consumer. During the three and nine months ended September 30, 2012, loans that entered into payment default that had been modified in a TDR during the preceding 12 months were $40 million and $173 million for U.S. credit card, $69 million and $228 million for non-U.S. credit card and $6 million and $31 million for direct/indirect consumer.

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

At the time of restructuring, the loans are remeasured to reflect the impact, if any, on projected cash flows resulting from the modified terms. If there was no forgiveness of principal and the interest rate was not decreased, the modification may have little or no impact on the allowance established for the loan. If a portion of the loan is deemed to be uncollectible, a charge-off may be recorded at the time of restructuring. Alternatively, a charge-off may have already been recorded in a previous period such that no charge-off is required at the time of modification. For more information on modifications for the U.S. small business commercial portfolio, see Credit Card and Other Consumer in this Note.

At September 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $116 million and $250 million at September 30, 2013 and December 31, 2012.

The table below presents impaired loans in the Corporation's Commercial loan portfolio segment at September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial
			September 30, 2013			December 31, 2012
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$1,036	$960	n/a	$1,220	$1,109	n/a
Commercial real estate			525	503	n/a	1,003	902	n/a
Non-U.S. commercial			51	40	n/a	240	120	n/a
With an allowance recorded
U.S. commercial			$1,292	$881	$150	$1,782	$1,138	$159
Commercial real estate			1,099	702	74	2,287	1,262	201
Non-U.S. commercial			235	57	17	280	33	18
U.S. small business commercial (1)			224	213	45	361	317	97
Total
U.S. commercial			$2,328	$1,841	$150	$3,002	$2,247	$159
Commercial real estate			1,624	1,205	74	3,290	2,164	201
Non-U.S. commercial			286	97	17	520	153	18
U.S. small business commercial (1)			224	213	45	361	317	97

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$957	$7	$1,113	$9	$998	$19	$1,078	$26
Commercial real estate	525	3	1,318	4	670	10	1,661	12
Non-U.S. commercial	65	—	140	1	102	3	130	1
With an allowance recorded
U.S. commercial	$928	$5	$1,457	$7	$1,051	$20	$1,727	$25
Commercial real estate	661	5	1,552	3	880	14	1,865	13
Non-U.S. commercial	68	—	50	1	55	2	56	2
U.S. small business commercial (1)	218	1	392	3	253	5	433	10
Total
U.S. commercial	$1,885	$12	$2,570	$16	$2,049	$39	$2,805	$51
Commercial real estate	1,186	8	2,870	7	1,550	24	3,526	25
Non-U.S. commercial	133	—	190	2	157	5	186	3
U.S. small business commercial (1)	218	1	392	3	253	5	433	10

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the September 30, 2013 and 2012 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and nine months ended September 30, 2013 and 2012, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and, beginning in the first quarter of 2013, also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended September 30, 2013 and 2012
	September 30, 2013		Three Months Ended September 30, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$361	$357	$27
Commercial real estate	305	284	—
Non-U.S. commercial	—	—	—
U.S. small business commercial (1)	2	3	—
Total	$668	$644	$27

	September 30, 2012		Three Months Ended September 30, 2012
U.S. commercial	$152	$143	$—
Commercial real estate	373	350	5
Non-U.S. commercial	22	22	—
U.S. small business commercial (1)	5	6	1
Total	$552	$521	$6

Commercial – TDRs Entered into During the Nine Months Ended September 30, 2013 and 2012
	September 30, 2013		Nine Months Ended September 30, 2013
U.S. commercial	$853	$771	$28
Commercial real estate	615	569	3
Non-U.S. commercial	21	7	—
U.S. small business commercial (1)	7	7	1
Total	$1,496	$1,354	$32

	September 30, 2012		Nine Months Ended September 30, 2012
U.S. commercial	$558	$534	$15
Commercial real estate	737	695	12
Non-U.S. commercial	87	87	—
U.S. small business commercial (1)	20	20	3
Total	$1,402	$1,336	$30

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan losses. TDRs that were in payment default at September 30, 2013 and 2012 had a carrying value of $128 million and $129 million for U.S. commercial, $269 million and $390 million for commercial real estate and $1 million and $28 million for U.S. small business commercial.

Purchased Credit-impaired Loans

PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. The following table provides details on PCI loans acquired in connection with the FNMA Settlement during the nine months ended September 30, 2013.

Purchased Loans at Acquisition Date
(Dollars in millions)
Contractually required payments including interest	$8,274
Less: Nonaccretable difference	2,159
Cash flows expected to be collected (1)	6,115
Less: Accretable yield	1,125
Fair value of loans acquired	$4,990

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

The table below shows activity for the accretable yield on PCI loans, which primarily includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the FNMA Settlement. For more information on the FNMA Settlement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayments speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during the three and nine months ended September 30, 2013 were due to increases in expected cash flows driven by improved home prices and lower expected defaults, along with a decrease in prepayment speeds as a result of rising interest rates. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Accretable yield, beginning of period	$6,775	$4,644
Accretion	(303)	(901)
Loans purchased	—	1,125
Disposals/transfers	(81)	(219)
Reclassifications from nonaccretable difference	292	2,034
Accretable yield, September 30, 2013	$6,683	$6,683

For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K and Note 6 – Allowance for Credit Losses herein for the carrying value and valuation allowance for PCI loans.

Loans Held-for-sale

The Corporation had LHFS of $15.0 billion and $19.4 billion at September 30, 2013 and December 31, 2012. Proceeds, including cash and securities, from sales, securitizations and paydowns of LHFS were $65.5 billion and $39.5 billion for the nine months ended September 30, 2013 and 2012. Amounts used for originations and purchases of LHFS were $55.6 billion and $39.8 billion for the nine months ended September 30, 2013 and 2012.

NOTE 6 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, July 1	$12,396	$5,671	$3,168	$21,235
Loans and leases charged off	(766)	(1,296)	(267)	(2,329)
Recoveries of loans and leases previously charged off	243	292	107	642
Net charge-offs	(523)	(1,004)	(160)	(1,687)
Write-offs of PCI loans	(443)	—	—	(443)
Provision for loan and lease losses	(920)	730	481	291
Other (1)	3	33	—	36
Allowance for loan and lease losses, September 30	10,513	5,430	3,489	19,432
Reserve for unfunded lending commitments, July 1	—	—	474	474
Provision for unfunded lending commitments	—	—	5	5
Other (2)	—	—	1	1
Reserve for unfunded lending commitments, September 30	—	—	480	480
Allowance for credit losses, September 30	$10,513	$5,430	$3,969	$19,912

	Three Months Ended September 30, 2012
Allowance for loan and lease losses, July 1	$19,964	$7,024	$3,300	$30,288
Loans and leases charged off	(2,480)	(1,721)	(492)	(4,693)
Recoveries of loans and leases previously charged off	137	294	140	571
Net charge-offs	(2,343)	(1,427)	(352)	(4,122)
Write-offs of PCI loans	(1,705)	—	—	(1,705)
Provision for loan and lease losses	617	960	233	1,810
Other (1)	1	(36)	(3)	(38)
Allowance for loan and lease losses, September 30	16,534	6,521	3,178	26,233
Reserve for unfunded lending commitments, July 1	—	—	574	574
Provision for unfunded lending commitments	—	—	(36)	(36)
Other (2)	—	—	(20)	(20)
Reserve for unfunded lending commitments, September 30	—	—	518	518
Allowance for credit losses, September 30	$16,534	$6,521	$3,696	$26,751

	Nine Months Ended September 30, 2013
Allowance for loan and lease losses, January 1	$14,933	$6,140	$3,106	$24,179
Loans and leases charged off	(2,895)	(4,338)	(908)	(8,141)
Recoveries of loans and leases previously charged off	548	941	337	1,826
Net charge-offs	(2,347)	(3,397)	(571)	(6,315)
Write-offs of PCI loans	(1,595)	—	—	(1,595)
Provision for loan and lease losses	(409)	2,694	957	3,242
Other (1)	(69)	(7)	(3)	(79)
Allowance for loan and lease losses, September 30	10,513	5,430	3,489	19,432
Reserve for unfunded lending commitments, January 1	—	—	513	513
Provision for unfunded lending commitments	—	—	(22)	(22)
Other (2)	—	—	(11)	(11)
Reserve for unfunded lending commitments, September 30	—	—	480	480
Allowance for credit losses, September 30	$10,513	$5,430	$3,969	$19,912

	Nine Months Ended September 30, 2012
Allowance for loan and lease losses, January 1	$21,079	$8,569	$4,135	$33,783
Loans and leases charged off	(6,256)	(5,983)	(1,645)	(13,884)
Recoveries of loans and leases previously charged off	400	1,131	549	2,080
Net charge-offs	(5,856)	(4,852)	(1,096)	(11,804)
Write-offs of PCI loans	(1,705)	—	—	(1,705)
Provision for loan and lease losses	3,061	2,893	153	6,107
Other (1)	(45)	(89)	(14)	(148)
Allowance for loan and lease losses, September 30	16,534	6,521	3,178	26,233
Reserve for unfunded lending commitments, January 1	—	—	714	714
Provision for unfunded lending commitments	—	—	(142)	(142)
Other (2)	—	—	(54)	(54)
Reserve for unfunded lending commitments, September 30	—	—	518	518
Allowance for credit losses, September 30	$16,534	$6,521	$3,696	$26,751

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

(2)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment.

During the three and nine months ended September 30, 2013, for the PCI loan portfolios, the Corporation recorded a benefit of $248 million and a benefit of $707 million in the provision for credit losses with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. This compared to a benefit of $166 million and an expense of $327 million in the provision for credit losses for the same periods in 2012. Write-offs in the PCI loan portfolios totaled $443 million and $1.6 billion with a corresponding decrease in the PCI valuation allowance during the three and nine months ended September 30, 2013 compared to write-offs in the PCI loan portfolios of $1.7 billion for both of the same periods in 2012. Write-offs during the nine months ended September 30, 2013 and 2012 included certain home equity PCI loans that were ineligible for the National Mortgage Settlement, but had similar characteristics as the eligible loans and the expectation of future cash proceeds was considered remote. The valuation allowance associated with the PCI loan portfolios was $3.2 billion and $5.5 billion at September 30, 2013 and December 31, 2012.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at September 30, 2013 and December 31, 2012.

Allowance and Carrying Value by Portfolio Segment
	September 30, 2013
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,484	$645	$286	$2,415
Carrying value (3)	32,606	2,416	3,356	38,378
Allowance as a percentage of carrying value	4.55%	26.70%	8.52%	6.29%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$5,795	$4,785	$3,203	$13,783
Carrying value (3, 4)	290,375	184,895	383,380	858,650
Allowance as a percentage of carrying value (4)	2.00%	2.59%	0.84%	1.61%
Purchased credit-impaired loans
Valuation allowance	$3,234	n/a	n/a	$3,234
Carrying value gross of valuation allowance	27,168	n/a	n/a	27,168
Valuation allowance as a percentage of carrying value	11.90%	n/a	n/a	11.90%
Total
Allowance for loan and lease losses	$10,513	$5,430	$3,489	$19,432
Carrying value (3, 4)	350,149	187,311	386,736	924,196
Allowance as a percentage of carrying value (4)	3.00%	2.90%	0.90%	2.10%

	December 31, 2012
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,700	$1,139	$475	$3,314
Carrying value (3)	30,250	3,946	4,881	39,077
Allowance as a percentage of carrying value	5.62%	28.86%	9.73%	8.48%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$7,697	$5,001	$2,631	$15,329
Carrying value (3, 4)	304,701	187,419	341,502	833,622
Allowance as a percentage of carrying value (4)	2.53%	2.67%	0.77%	1.84%
Purchased credit-impaired loans
Valuation allowance	$5,536	n/a	n/a	$5,536
Carrying value gross of valuation allowance	26,118	n/a	n/a	26,118
Valuation allowance as a percentage of carrying value	21.20%	n/a	n/a	21.20%
Total
Allowance for loan and lease losses	$14,933	$6,140	$3,106	$24,179
Carrying value (3, 4)	361,069	191,365	346,383	898,817
Allowance as a percentage of carrying value (4)	4.14%	3.21%	0.90%	2.69%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $45 million and $97 million related to impaired U.S. small business commercial at September 30, 2013 and December 31, 2012.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $10.2 billion and $9.0 billion at September 30, 2013 and December 31, 2012.
n/a = not applicable

NOTE 7 – Securitizations and Other Variable Interest Entities

The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers' financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation's utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2013 and December 31, 2012, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at September 30, 2013 and December 31, 2012 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

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

Except as described below and in Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2013 or the year ended December 31, 2012 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2013 and 2012.

First-lien Mortgage Securitizations
	Three Months Ended September 30
	Residential Mortgage - Agency		Commercial Mortgage
(Dollars in millions)	2013	2012	2013	2012
Cash proceeds from new securitizations (1)	$14,068	$12,461	$—	$335
Gain (loss) on securitizations (2)	36	(89)	—	—

	Nine Months Ended September 30
	2013	2012	2013	2012
Cash proceeds from new securitizations (1)	$41,444	$27,688	$208	$660
Gain (loss) on securitizations (2)	92	(151)	—	—

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. The Corporation recognized $379 million and $1.7 billion of gains, net of hedges, on loans securitized during the three and nine months ended September 30, 2013 compared to $563 million and $1.3 billion for the same periods in 2012.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $490 million and $3.0 billion in connection with first-lien mortgage securitizations for the three and nine months ended September 30, 2013 compared to $315 million and $2.5 billion for the same periods in 2012. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and nine months ended September 30, 2013 and 2012, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $674 million and $2.3 billion during the three and nine months ended September 30, 2013 compared to $1.1 billion and $3.6 billion for the same periods in 2012. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $15.5 billion and $23.2 billion at September 30, 2013 and December 31, 2012. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and nine months ended September 30, 2013, $3.1 billion and $9.4 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications compared to $2.5 billion and $5.2 billion for the same periods in 2012. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 19 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2013 and December 31, 2012.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Unconsolidated VIEs
Maximum loss exposure (1)	$21,362	$28,591	$1,623	$2,038	$407	$410	$448	$367	$607	$702
On-balance sheet assets
Senior securities held (2):
Trading account assets	$976	$619	$—	$16	$8	$14	$1	$—	$18	$12
Debt securities carried at fair value	19,825	26,421	1,088	1,388	219	210	119	128	359	581
Subordinate securities held (2):
Trading account assets	—	—	—	—	7	3	—	—	18	13
Debt securities carried at fair value	—	—	17	21	7	9	—	—	—	—
Residual interests held	—	—	13	18	—	9	—	—	177	40
All other assets (3)	561	1,551	75	64	1	1	328	239	—	—
Total retained positions	$21,362	$28,591	$1,193	$1,507	$242	$246	$448	$367	$572	$646
Principal balance outstanding (4)	$479,193	$797,315	$29,592	$45,819	$34,084	$53,822	$54,045	$71,990	$21,883	$56,733

Consolidated VIEs
Maximum loss exposure (1)	$42,509	$46,959	$102	$104	$389	$390	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$927	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	41,114	45,991	247	283	811	722	—	—	—	—
Allowance for loan and lease losses	(3)	(4)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	760	914	—	—	—	—
All other assets	478	972	—	10	4	91	—	—	—	—
Total assets	$42,516	$46,959	$247	$293	$1,575	$1,727	$—	$—	$—	$—
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$762	$741	$—	$—	$—	$—
Long-term debt	7	—	168	212	804	941	—	—	—	—
Total liabilities	$7	$—	$168	$212	$1,566	$1,682	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 19 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2013 and 2012, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $2.3 billion and $12.1 billion, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $2.3 billion and $12.1 billion, representing the principal amount that would be payable to the securitization vehicles if the Corporation were to exercise the repurchase option, at September 30, 2013 and December 31, 2012.

(4)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 8 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and nine months ended September 30, 2013 and 2012, and all of the home equity trusts have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at September 30, 2013 and December 31, 2012.

Home Equity Loan VIEs
	September 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$1,317	$6,440	$7,757	$2,004	$6,707	$8,711
On-balance sheet assets
Trading account assets	$—	$23	$23	$—	$8	$8
Debt securities carried at fair value	—	19	19	—	14	14
Loans and leases	1,406	—	1,406	2,197	—	2,197
Allowance for loan and lease losses	(89)	—	(89)	(193)	—	(193)
Total	$1,317	$42	$1,359	$2,004	$22	$2,026
On-balance sheet liabilities
Long-term debt	$1,503	$—	$1,503	$2,331	$—	$2,331
All other liabilities	88	—	88	92	—	92
Total	$1,591	$—	$1,591	$2,423	$—	$2,423
Principal balance outstanding	$1,406	$6,829	$8,235	$2,197	$12,644	$14,841

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

Included in the table above are consolidated and unconsolidated home equity loan securitizations, all of which have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. For additional information, see Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. At September 30, 2013 and December 31, 2012, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $7.9 billion and $9.0 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $83 million and $196 million at September 30, 2013 and December 31, 2012, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At September 30, 2013 and December 31, 2012, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $15 million and $51 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $11 million and $37 million of servicing fee income related to home equity loan securitizations during the three and nine months ended September 30, 2013 compared to $14 million and $45 million for the same periods in 2012. The Corporation repurchased $81 million and $197 million of loans from home equity securitization trusts in order to perform modifications during the three and nine months ended September 30, 2013 compared to $22 million and $60 million for the same periods in 2012.

During the nine months ended September 30, 2013, the Corporation transferred servicing for consolidated home equity securitization trusts with total assets of $475 million and total liabilities of $616 million to a third party. As the Corporation no longer services the underlying loans, these trusts were deconsolidated, resulting in a gain of $141 million that was recorded in other income (loss) in the Consolidated Statement of Income.

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

The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at September 30, 2013 and December 31, 2012.

Credit Card VIEs
(Dollars in millions)	September 30 2013	December 31 2012
Consolidated VIEs
Maximum loss exposure	$44,412	$42,487
On-balance sheet assets
Derivative assets	$199	$323
Loans and leases (1)	60,740	66,427
Allowance for loan and lease losses	(2,865)	(3,445)
All other assets (2)	1,971	1,567
Total	$60,045	$64,872
On-balance sheet liabilities
Long-term debt	$15,569	$22,291
All other liabilities	64	94
Total	$15,633	$22,385

(1)	At September 30, 2013 and December 31, 2012, loans and leases included $36.0 billion and $33.5 billion of seller's interest and $24 million and $124 million of discount receivables.

(2)	At September 30, 2013 and December 31, 2012, all other assets included restricted cash and short-term investment accounts and unbilled accrued interest and fees.

The Corporation holds subordinate securities with a notional principal amount of $8.7 billion and $10.1 billion at September 30, 2013 and December 31, 2012, and a stated interest rate of zero percent issued by certain credit card securitization trusts. In addition, during 2010 and 2009, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as "discount receivables" such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller's interest to the investors' interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts at that time.

During 2012, the Corporation transferred $553 million of credit card receivables to a third-party sponsored securitization vehicle. The Corporation no longer services the credit card receivables and does not consolidate the vehicle. At September 30, 2013 and December 31, 2012, the Corporation held a senior interest of $282 million and $309 million in these receivables, classified in loans and leases, that is not included in the table above.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at September 30, 2013 and December 31, 2012.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Unconsolidated VIEs
Maximum loss exposure	$13,075	$20,715	$2,322	$3,341	$99	$122
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$779	$1,281	$134	$12	$17	$37
Debt securities carried at fair value	12,174	19,343	—	540	72	74
Subordinate securities held (1, 2):
Debt securities carried at fair value	67	75	—	—	—	—
Residual interests held (3)	55	16	—	—	—	—
All other assets	—	—	—	—	10	11
Total retained positions	$13,075	$20,715	$134	$552	$99	$122
Total assets of VIEs (4)	$39,742	$42,818	$3,859	$4,980	$1,949	$1,890

Consolidated VIEs
Maximum loss exposure	$250	$126	$2,987	$2,505	$196	$1,255
On-balance sheet assets
Trading account assets	$1,169	$220	$2,987	$2,505	$—	$—
Loans and leases	—	—	—	—	867	2,523
Allowance for loan and lease losses	—	—	—	—	(1)	(2)
All other assets	—	—	—	—	80	250
Total assets	$1,169	$220	$2,987	$2,505	$946	$2,771
On-balance sheet liabilities
Short-term borrowings	$—	$—	$1,336	$2,859	$—	$—
Long-term debt	919	94	—	—	749	1,513
All other liabilities	—	—	—	—	82	82
Total liabilities	$919	$94	$1,336	$2,859	$831	$1,595

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2013 and 2012, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $6.6 billion and $18.2 billion of securities during the three and nine months ended September 30, 2013 compared to $12.2 billion and $36.5 billion for the same periods in 2012. All of the securities transferred into resecuritization vehicles during the three and nine months ended September 30, 2013 and 2012 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.2 billion and $2.8 billion at September 30, 2013 and December 31, 2012. The weighted-average remaining life of bonds held in the trusts at September 30, 2013 was 8.5 years. There were no material write-downs or downgrades of assets or issuers during the three and nine months ended September 30, 2013 and 2012.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At September 30, 2013 and December 31, 2012, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $2.9 billion and $4.7 billion, including trusts collateralized by automobile loans of $1.2 billion and $3.5 billion, student loans of $773 million and $897 million, and other loans of $920 million and $290 million.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or ABS, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of CDS to synthetically create exposure to fixed-income securities. CLOs, which are a subset of CDOs, hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a CDS counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.

The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at September 30, 2013 and December 31, 2012.

CDO Vehicle VIEs
	September 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$1,274	$1,019	$2,293	$2,201	$1,376	$3,577
On-balance sheet assets
Trading account assets	$1,280	$290	$1,570	$2,191	$258	$2,449
Derivative assets	—	146	146	10	301	311
All other assets	—	57	57	—	76	76
Total	$1,280	$493	$1,773	$2,201	$635	$2,836
On-balance sheet liabilities
Long-term debt	$1,482	$—	$1,482	$2,806	$2	$2,808
All other liabilities	—	7	7	—	9	9
Total	$1,482	$7	$1,489	$2,806	$11	$2,817
Total assets of VIEs	$1,280	$19,826	$21,106	$2,201	$26,985	$29,186

The Corporation's maximum loss exposure of $2.3 billion at September 30, 2013 included $1.3 billion of exposure to CDO financing facilities, $135 million of super senior CDO exposure and $884 million of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets. The CDO financing facilities' long-term debt at September 30, 2013 totaled $1.5 billion, all of which has recourse to the general credit of the Corporation. For unconsolidated CDO vehicles in the table above, the Corporation's maximum loss exposure is significantly less than the total assets of the VIEs because the Corporation typically has exposure to only a portion of the total assets.

At September 30, 2013, the Corporation had $1.5 billion of aggregate liquidity exposure to CDOs. This amount includes $87 million of commitments to CDOs to provide funding for super senior exposures and $1.4 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 11 – Commitments and Contingencies. The Corporation's liquidity exposure to CDOs at September 30, 2013 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked, equity-linked and commodity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, commodity price or financial instrument. The Corporation may transfer assets to and invest in securities issued by these vehicles. The Corporation typically enters into credit, equity, interest rate, commodity or foreign currency derivatives to synthetically create or alter the investment profile of the issued securities. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $667 million and $742 million at September 30, 2013 and December 31, 2012.

The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at September 30, 2013 and December 31, 2012.

Customer Vehicle VIEs
	September 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$3,575	$1,258	$4,833	$2,994	$1,401	$4,395
On-balance sheet assets
Trading account assets	$2,283	$87	$2,370	$2,882	$98	$2,980
Derivative assets	—	335	335	—	516	516
Loans and leases	846	—	846	523	—	523
Loans held-for-sale	1,038	—	1,038	950	—	950
All other assets	793	—	793	763	—	763
Total	$4,960	$422	$5,382	$5,118	$614	$5,732
On-balance sheet liabilities
Short-term borrowings	$82	$—	$82	$131	$—	$131
Long-term debt	2,413	—	2,413	3,179	—	3,179
All other liabilities	75	427	502	29	389	418
Total	$2,570	$427	$2,997	$3,339	$389	$3,728
Total assets of VIEs	$4,960	$4,229	$9,189	$5,118	$4,055	$9,173

The Corporation's maximum loss exposure from customer vehicles includes the notional amount of credit or equity derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Other Variable Interest Entities

Other consolidated VIEs primarily include leveraged lease trusts and investment vehicles. Other unconsolidated VIEs primarily include real estate vehicles and investment vehicles.

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2013 and December 31, 2012.

Other VIEs
	September 30, 2013			December 31, 2012
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$4,975	$8,805	$13,780	$5,608	$6,492	$12,100
On-balance sheet assets
Trading account assets	$97	$—	$97	$108	$—	$108
Derivative assets	—	380	380	—	460	460
Debt securities carried at fair value	—	1,687	1,687	—	39	39
Loans and leases	3,965	250	4,215	4,561	67	4,628
Allowance for loan and lease losses	(4)	—	(4)	(14)	—	(14)
Loans held-for-sale	77	94	171	105	157	262
All other assets	988	6,079	7,067	1,001	5,768	6,769
Total	$5,123	$8,490	$13,613	$5,761	$6,491	$12,252
On-balance sheet liabilities
Long-term debt	$867	$—	$867	$889	$—	$889
All other liabilities	73	2,137	2,210	63	1,692	1,755
Total	$940	$2,137	$3,077	$952	$1,692	$2,644
Total assets of VIEs	$5,123	$11,004	$16,127	$5,761	$8,660	$14,421

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At September 30, 2013 and December 31, 2012, the Corporation's consolidated investment vehicles had total assets of $1.2 billion and $1.3 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $4.8 billion and $3.0 billion at September 30, 2013 and December 31, 2012. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $3.8 billion and $2.1 billion at September 30, 2013 and December 31, 2012 comprised primarily of on-balance sheet assets less non-recourse liabilities.

During the three months ended September 30, 2013, the Corporation transferred servicing advance receivables to an independent third party in connection with the sale of MSRs. A portion of the receivables was transferred into a securitization trust. The Corporation retained a senior interest in such receivables with a maximum loss exposure of $2.0 billion and an outstanding balance of $1.7 billion at September 30, 2013, which was classified in debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $3.9 billion and $4.4 billion at September 30, 2013 and December 31, 2012. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.8 billion and $5.4 billion at September 30, 2013 and December 31, 2012, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At September 30, 2013 and December 31, 2012, the Corporation's maximum loss exposure under these financing arrangements was $1.2 billion and $2.5 billion, substantially all of which was classified in loans and leases. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

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

The Corporation's credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened financial condition, and the Corporation's ability to recover on valid claims is therefore impacted, or eliminated accordingly. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. At September 30, 2013, approximately 17 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 26 percent at December 31, 2012. During the three and nine months ended September 30,

2013, the Corporation continued to recover repurchase losses from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties.

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

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010, including the settlement with Bank of New York Mellon (the BNY Mellon Settlement), as trustee (Trustee) for 525 Countrywide first-lien and five second-lien non-GSE securitization trusts (the Covered Trusts), the December 31, 2010 agreements with the GSEs to resolve repurchase claims (the 2010 GSE Agreements), the settlement with Assured Guaranty Ltd. and subsidiaries in 2011 (the Assured Guaranty Settlement), and the settlement with Syncora Guarantee Inc. and Syncora Holdings, Ltd. in 2012, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The settlements with MBIA Inc. and certain of its affiliates (MBIA) and FNMA are discussed below.

MBIA Settlement

On May 7, 2013, the Corporation entered into a comprehensive settlement with MBIA which resolved all outstanding litigation between the parties, as well as other claims between the parties, including outstanding and potential claims from MBIA related to alleged representations and warranties breaches and other claims involving certain first- and second-lien RMBS trusts for which MBIA provided financial guarantee insurance, certain of which claims were the subject of litigation. At the time of the settlement, the mortgages (first- and second-lien) in RMBS trusts covered by the MBIA Settlement had an original principal balance of $54.8 billion and an unpaid principal balance of $19.1 billion.

Under the MBIA Settlement, all pending litigation between the parties was dismissed and each party received a global release of those claims. The Corporation made a settlement payment to MBIA of $1.565 billion in cash and transferred to MBIA approximately $95 million in fair market value of notes issued by MBIA and previously held by the Corporation. The Corporation was fully reserved at March 31, 2013 for the MBIA Settlement. In addition, MBIA issued to the Corporation warrants to purchase up to approximately 4.9 percent of MBIA's currently outstanding common stock, at an exercise price of $9.59 per share, which may be exercised at any time prior to May 2018. In addition, the Corporation provided a senior secured $500 million credit facility to an affiliate of MBIA.

The parties also terminated various CDS transactions entered into between the Corporation and a MBIA-affiliate, LaCrosse Financial Products, LLC, and guaranteed by MBIA, which constituted all of the outstanding CDS protection agreements purchased by the Corporation from MBIA on commercial mortgage-backed securities (CMBS). Collectively, those CDS transactions had a notional amount of $7.4 billion and a fair value of $813 million as of March 31, 2013. The parties also terminated certain other trades in order to close out positions between the parties. The termination of these trades did not have a material impact on the Corporation's financial statements.

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

Settlement with the Bank of New York Mellon, as Trustee

With regard to the BNY Mellon Settlement, the court approval hearing began on June 3, 2013 in the New York Supreme Court, New York County, and additional hearing days and closing arguments are scheduled to take place in November 2013. Although the Corporation is not a party to the proceeding, certain of its rights and obligations under the settlement agreement are conditioned on final court approval of the settlement.

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

The table below presents unresolved repurchase claims at September 30, 2013 and December 31, 2012. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has a basis to submit claims. For additional information, see Whole Loan Sales and Private-label Securitizations Experience in this Note and Note 11 – Commitments and Contingencies herein. These repurchase claims do not include any repurchase claims related to the BNY Mellon Settlement regarding the Covered Trusts.

Unresolved Repurchase Claims by Counterparty and Product Type (1, 2)
(Dollars in millions)	September 30 2013	December 31 2012
By counterparty
GSEs	$1,208	$13,530
Monolines	1,541	2,449
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other	14,911	12,299
Total unresolved repurchase claims by counterparty	$17,660	$28,278
By product type
Prime loans	$1,631	$8,793
Alt-A	1,456	5,428
Home equity	1,734	2,394
Pay option	5,680	5,884
Subprime	5,276	3,687
Other	1,883	2,092
Total unresolved repurchase claims by product type	$17,660	$28,278

(1)
Excludes certain MI rescission notices. However, at September 30, 2013 and December 31, 2012, included $443 million and $2.3 billion of repurchase requests received from the GSEs that have resulted solely from MI rescission notices. For additional information, see Mortgage Insurance Rescission Notices in this Note.

(2)
At September 30, 2013 and December 31, 2012, unresolved repurchase claims did not include repurchase demands of $1.4 billion and $1.6 billion where the Corporation believes the claimants have not satisfied the contractual thresholds as discussed on page 212.

The notional amount of unresolved GSE repurchase claims totaled $1.2 billion at September 30, 2013 compared to $13.5 billion at December 31, 2012. As a result of the FNMA Settlement, $12.2 billion of GSE repurchase claims outstanding at December 31, 2012 were resolved in January 2013. For further discussion of the Corporation's experience with the GSEs, see Government-sponsored Enterprises Experience in this Note.

The notional amount of unresolved monoline repurchase claims totaled $1.5 billion at September 30, 2013 compared to $2.4 billion at December 31, 2012. The Corporation has had limited loan-level repurchase claims experience with the remaining monoline insurers due to ongoing litigation. In the Corporation's experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation. As a result of the MBIA Settlement, $945 million of monoline repurchase claims outstanding at December 31, 2012 were resolved in May 2013. For further discussion of the Corporation's practices regarding litigation accruals and estimated range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note and Litigation and Regulatory Matters in Note 11 – Commitments and Contingencies.

The notional amount of unresolved repurchase claims from private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others totaled $14.9 billion at September 30, 2013 compared to $12.3 billion at December 31, 2012. The increase in the notional amount of unresolved repurchase claims is primarily due to continued submission of claims by private-label securitization trustees; the level of detail, support and analysis which impacts overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. The Corporation expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement. For further discussion of the Corporation's experience with whole loans and private-label securitizations, see Whole Loan Sales and Private-label Securitizations Experience in this Note.

During the three months ended September 30, 2013, the Corporation received $1.8 billion in new repurchase claims, including $642 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $1.0 billion submitted by private-label securitization trustees, $174 million submitted by whole-loan investors and $5 million submitted by monoline insurers. During the three months ended September 30, 2013, $822 million in claims were resolved, primarily with the GSEs. Of the claims that were resolved, $536 million were resolved through rescissions and $286 million were resolved through mortgage repurchases and make-whole payments.

During the nine months ended September 30, 2013, the Corporation received $5.1 billion in new repurchase claims, including $1.6 billion submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, $3.0 billion submitted by private-label securitization trustees, $442 million submitted by whole-loan investors and $49 million submitted by monoline insurers. During the nine months ended September 30, 2013, $15.6 billion in claims were resolved, primarily with the GSEs, including $12.2 billion in GSE claims resolved through the FNMA Settlement and $945 million resolved through the MBIA Settlement. Of the remaining claims that were resolved, $1.5 billion were resolved through rescissions and $962 million were resolved through mortgage repurchases and make-whole payments, primarily with the GSEs.

In addition to, and not included in, the total unresolved repurchase claims of $17.7 billion at September 30, 2013, the Corporation has received repurchase demands from private-label securitization investors and a master servicer where it believes the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.4 billion, comprised of $1.1 billion of demands received during 2012 and approximately $300 million of demands related to trusts covered by the BNY Mellon Settlement at September 30, 2013 compared to $1.6 billion at December 31, 2012. The Corporation does not believe that the $1.4 billion of demands outstanding at September 30, 2013 represents valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although the number of such notices has remained elevated, they have decreased over the last several quarters as the resolution of open notices exceeded new notices. At September 30, 2013, the Corporation had approximately 105,000 open MI rescission notices compared to 110,000 at December 31, 2012. Open MI rescission notices at September 30, 2013 included 43,000 pertaining principally to first-lien mortgages serviced for others, 11,000 pertaining to loans held-for-investment and 51,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 24,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to FNMA. As of September 30, 2013, 39 percent of the MI rescission notices received have been resolved.

Although the FNMA Settlement did not resolve underlying MI rescission notices, the FNMA Settlement resolved significant representations and warranties exposures, including unresolved and potential repurchase claims from FNMA resulting solely from MI rescission notices relating to loans covered by the FNMA Settlement. The Corporation's pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices was $443 million at September 30, 2013 compared to $2.3 billion at December 31, 2012. The FNMA Settlement resolved approximately $1.9 billion of such unresolved repurchase claims that were outstanding at December 31, 2012. Many of these claims represent repurchase claims on loans for which the Corporation received a MI rescission notice that is included in the 24,000 open MI rescission notices referenced in the paragraph above. In addition, the FNMA Settlement clarified the parties' obligations with respect to MI rescission notices including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. As a result, the Corporation is required to pay the amount of certain MI coverage to FNMA as a result of MI claims rescissions in advance of collection from the mortgage insurance companies and has remitted the amounts required under the agreement related to the 24,000 open MI rescission notices. In certain cases, it may not ultimately collect all such amounts from the mortgage insurance companies.

For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Cash Settlements

The table below presents first-lien and home equity loan repurchases and indemnification payments for the three and nine months ended September 30, 2013 and 2012. During the three and nine months ended September 30, 2013, the Corporation paid $277 million and $1.0 billion to resolve $343 million and $1.2 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $168 million and $466 million. During the three and nine months ended September 30, 2012, the Corporation paid $396 million and $1.4 billion to resolve $431 million and $1.7 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $231 million and $640 million. The amounts shown in the table below exclude $51 million and $1.7 billion in payments to settle monoline claims for the three and nine months ended September 30, 2013 compared to $469 million and $600 million for the same periods in 2012. Additionally, the amounts in the table below exclude a cash payment of $3.6 billion made in January 2013 to FNMA and the repurchase for $6.6 billion of certain residential mortgage loans which the Corporation valued at less than the purchase price, both of which were part of the FNMA Settlement.

For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Loan Repurchases and Indemnification Payments
	Three Months Ended September 30
	2013			2012
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$128	$136	$27	$239	$261	$98
Indemnification payments	190	115	115	183	126	126
Total first-lien	318	251	142	422	387	224
Home equity
Repurchases	—	—	—	2	2	—
Indemnification payments	25	26	26	7	7	7
Total home equity	25	26	26	9	9	7
Total first-lien and home equity	$343	$277	$168	$431	$396	$231

	Nine Months Ended September 30
	2013			2012
First-lien
Repurchases	$661	$693	$124	$989	$1,065	$313
Indemnification payments	481	291	291	647	298	298
Total first-lien	1,142	984	415	1,636	1,363	611
Home equity
Repurchases	—	—	—	18	18	—
Indemnification payments	49	51	51	32	29	29
Total home equity	49	51	51	50	47	29
Total first-lien and home equity	$1,191	$1,035	$466	$1,686	$1,410	$640

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

The Corporation's estimated liability at September 30, 2013 for obligations under representations and warranties given to the GSEs and the corresponding estimated range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors. See Estimated Range of Possible Loss below for a discussion of the representations and warranties liability and the corresponding estimated range of possible loss.

The Corporation's estimate of the non-GSE representations and warranties liability and the corresponding estimated range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claim activity, its experience with various counterparties and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

Additional factors that impact the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures include: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. For more information on these factors, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Liability for representations and warranties and corporate guarantees, beginning of period	$14,020	$15,943	$19,021	$15,858
Additions for new sales	9	8	31	19
Net reductions	(236)	11	(5,706)	(592)
Provision	323	307	770	984
Liability for representations and warranties and corporate guarantees, September 30	$14,116	$16,269	$14,116	$16,269

Estimated Range of Possible Loss

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of September 30, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has little to no claim activity. The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion over accruals at September 30, 2013. The estimated range of possible loss reflects principally non-GSE exposures. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. The Corporation's estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation's assumptions in its predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with the Corporation's interpretation that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact the Corporation's provision and/or the estimated range of possible loss. Additionally, if court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased. For additional information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against the Corporation, except to the extent reflected in the estimated range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies; however, such loss could be material.

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

At September 30, 2013, for loans originated prior to 2009, the notional amount of unresolved repurchase claims submitted by the GSEs was $1.1 billion. The Corporation has performed an initial review with respect to $742 million of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $361 million of these claims.

At September 30, 2013, for loans originated after 2008, the notional amount of unresolved repurchase claims submitted by the GSEs was $105 million. The Corporation has performed an initial review with respect to $83 million of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $22 million of these claims.

Monoline Insurers Experience

The Corporation has had limited representations and warranties repurchase claims experience with the monoline insurers due to ongoing litigation against Countrywide and/or Bank of America. During the three and nine months ended September 30, 2013, there was minimal repurchase claim activity with the monolines.

The MBIA Settlement resolved outstanding and potential claims between the parties to the settlement involving 31 first- and 17 second-lien RMBS trusts for which MBIA provided financial guarantee insurance, including $945 million of monoline repurchase claims outstanding at December 31, 2012. In addition, this settlement covered loans with an unpaid principal balance of $2.6 billion for which the Corporation had received file requests but for which no repurchase claims had been received as of December 31, 2012. The first- and second-lien mortgages in the covered RMBS trusts had an original principal balance of $29.3 billion and $25.5 billion, and an unpaid principal balance of $9.8 billion and $9.3 billion at the time of the settlement.

For more information related to the monolines, see Note 11 – Commitments and Contingencies herein and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Whole Loan Sales and Private-label Securitizations Experience

The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation's denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. As of September 30, 2013, 15 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 43 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statute of limitations relating to representations and warranties repurchase claims, and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.

At September 30, 2013, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $14.8 billion. The Corporation has performed an initial review with respect to $13.9 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $911 million of these claims.

NOTE 9 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at September 30, 2013 and December 31, 2012. The reporting units utilized for goodwill impairment tests are the operating segments or one level below. For additional information, see Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	September 30 2013	December 31 2012
Consumer & Business Banking	$31,681	$31,681
Global Banking	22,377	22,377
Global Markets	5,197	5,181
Global Wealth & Investment Management	9,698	9,698
All Other	938	1,039
Total goodwill	$69,891	$69,976

Effective January 1, 2013, on a prospective basis, the Corporation adjusted the amount of capital being allocated to the business segments. The adjustment reflects a refinement to the prior-year methodology (economic capital), which focused solely on internal risk-based economic capital models. The refined methodology (allocated capital) now also considers the effect of regulatory capital requirements in addition to internal risk-based economic capital models. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit.

There was no goodwill in Consumer Real Estate Services at September 30, 2013 and December 31, 2012.

During the nine months ended September 30, 2013, the consumer Dealer Financial Services (DFS) business, including $1.7 billion of goodwill, was moved from Global Banking to CBB in order to align this business more closely with the Corporation's consumer lending activity and better serve the needs of its customers. In 2012, the International Wealth Management businesses within GWIM, including $230 million of goodwill, were moved to All Other in connection with the Corporation's agreement to sell these businesses in a series of transactions. Certain of the sales transactions were completed during the nine months ended September 30, 2013, and most of the remaining sales transactions are expected to close over the next 15 months. Prior periods were reclassified to conform to current period presentation.

During the three months ended September 30, 2013, the Corporation completed its annual goodwill impairment test as of June 30, 2013 for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information regarding annual goodwill impairment testing, see Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Intangible Assets

The table below presents the gross carrying value and accumulated amortization for intangible assets at September 30, 2013 and December 31, 2012.

Intangible Assets (1)
	September 30, 2013		December 31, 2012
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,137	$4,735	$6,184	$4,494
Core deposit intangibles	3,592	3,009	3,592	2,858
Customer relationships	4,025	2,182	4,025	1,884
Affinity relationships	1,571	1,167	1,572	1,087
Other intangibles	2,045	434	2,139	505
Total intangible assets	$17,370	$11,527	$17,512	$10,828

(1)	Excludes fully amortized intangible assets.

At September 30, 2013 and December 31, 2012, none of the intangible assets were impaired. Amortization of intangibles expense was $270 million and $820 million for the three and nine months ended September 30, 2013 compared to $315 million and $955 million for the same periods in 2012. The Corporation estimates aggregate amortization expense will be approximately $270 million for the remainder of 2013, and $940 million, $840 million, $740 million, $650 million and $570 million for 2014 through 2018, respectively.

NOTE 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	Three Months Ended September 30				Nine Months Ended September 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Average during period
Federal funds sold	$10	$519	0.74%	0.36%	$8	$281	0.68%	0.44%
Securities borrowed or purchased under agreements to resell	223,424	234,436	0.52	0.60	231,371	233,777	0.53	0.67
Total	$223,434	$234,955	0.52	0.60	$231,379	$234,058	0.53	0.67

Federal funds purchased	$183	$211	0.03%	0.05%	$188	$229	0.06%	0.05%
Securities loaned or sold under agreements to repurchase	235,022	286,931	0.82	0.95	268,549	274,166	0.80	1.04
Short-term borrowings	44,220	37,881	1.76	2.16	42,749	37,981	2.01	2.07
Total	$279,425	$325,023	0.97	1.09	$311,486	$312,376	0.96	1.16

Maximum month-end balance during period
Federal funds sold	$35	$550			$550	$550
Securities borrowed or purchased under agreements to resell	220,985	237,630			249,791	252,303

Federal funds purchased	$166	$207			$1,271	$331
Securities loaned or sold under agreements to repurchase	239,556	291,093			319,608	291,093
Short-term borrowings	44,291	40,129			46,470	40,129

	September 30, 2013				December 31, 2012
	Amount	Rate			Amount	Rate
Period-end balance
Federal funds sold	$—	—%			$600	0.54%
Securities borrowed or purchased under agreements to resell	212,007	0.50			219,324	0.92
Total	$212,007	0.50			$219,924	0.92

Federal funds purchased	$151	0.10%			$1,151	0.17%
Securities loaned or sold under agreements to repurchase	226,123	0.85			292,108	1.11
Short-term borrowings	40,769	1.86			30,731	3.08
Total	$267,043	1.00			$323,990	1.29

Offsetting of Securities Financing Agreements

Substantially all of repurchase and resale activities are transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

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

The table below presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2013 and December 31, 2012. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

The "other" amount in the table below relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability for the same amount, representing the obligation to return those securities. The "other" amount is included on the Consolidated Balance Sheet in other assets and in accrued expenses and other liabilities.

The column titled "Financial Instruments" in the table below includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to the net balance sheet amount in the table to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is not certain is not included.

Gross assets and liabilities include activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries, and accordingly, these are reported on a gross basis.

Securities Financing Agreements
	September 30, 2013
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell	$315,751	$(103,744)	$212,007	$(171,277)	$40,730

Securities loaned or sold under agreements to repurchase	$329,867	$(103,744)	$226,123	$(180,918)	$45,205
Other	9,180	—	9,180	(9,180)	—
Total	$339,047	$(103,744)	$235,303	$(190,098)	$45,205

	December 31, 2012
Securities borrowed or purchased under agreements to resell	$366,238	$(146,914)	$219,324	$(173,593)	$45,731

Securities loaned or sold under agreements to repurchase	$439,022	$(146,914)	$292,108	$(217,817)	$74,291
Other	12,306	—	12,306	(12,302)	4
Total	$451,328	$(146,914)	$304,414	$(230,119)	$74,295

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The Credit Extension Commitments table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $21.0 billion and $23.9 billion at September 30, 2013 and December 31, 2012. At September 30, 2013, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $499 million, including deferred revenue of $19 million and a reserve for unfunded lending commitments of $480 million. At December 31, 2012, the comparable amounts were $534 million, $21 million and $513 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $14.7 billion and $18.3 billion at September 30, 2013 and December 31, 2012 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $412 million and $528 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 17 – Fair Value Option.

Credit Extension Commitments
	September 30, 2013
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$84,608	$102,677	$133,045	$22,056	$342,386
Home equity lines of credit	3,711	16,398	21,976	14,631	56,716
Standby letters of credit and financial guarantees (1)	22,536	9,739	2,437	4,461	39,173
Letters of credit	1,603	76	764	290	2,733
Legally binding commitments	112,458	128,890	158,222	41,438	441,008
Credit card lines (2)	379,036	—	—	—	379,036
Total credit extension commitments	$491,494	$128,890	$158,222	$41,438	$820,044

	December 31, 2012
Notional amount of credit extension commitments
Loan commitments	$103,791	$83,885	$130,805	$19,942	$338,423
Home equity lines of credit	2,134	13,584	23,344	21,856	60,918
Standby letters of credit and financial guarantees (1)	24,593	11,387	3,094	4,751	43,825
Letters of credit	2,003	70	10	546	2,629
Legally binding commitments	132,521	108,926	157,253	47,095	445,795
Credit card lines (2)	397,862	—	—	—	397,862
Total credit extension commitments	$530,383	$108,926	$157,253	$47,095	$843,657

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $28.6 billion and $10.1 billion at September 30, 2013, and $31.5 billion and $11.6 billion at December 31, 2012. Amounts include consumer SBLCs of $537 million and $669 million at September 30, 2013 and December 31, 2012.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At September 30, 2013 and December 31, 2012, the Corporation had unfunded equity investment commitments of $235 million and $307 million.

At September 30, 2013 and December 31, 2012, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $1.4 billion and $1.3 billion, which upon settlement will be included in loans or LHFS.

At September 30, 2013 and December 31, 2012, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $92.3 billion and $67.3 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $59.1 billion and $42.3 billion. All of these commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $731 million, $2.7 billion, $2.4 billion, $2.0 billion and $1.6 billion for the remainder of 2013 and the years through 2017, respectively, and $7.1 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2013 and December 31, 2012, the notional amount of these guarantees totaled $13.3 billion and $13.4 billion and the Corporation's maximum exposure related to these guarantees at both dates totaled $3.0 billion with estimated maturity dates between 2030 and 2040. The net fair value including the fee receivable associated with these guarantees was $42 million and $52 million at September 30, 2013 and December 31, 2012, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to make qualified withdrawals after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the investment manager will either terminate the contract or convert the portfolio into a high-quality fixed-income portfolio, typically all government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with significant structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2013 and December 31, 2012, the notional amount of these guarantees totaled $6.1 billion and $18.4 billion with estimated maturity dates up to 2017 if the exit option is exercised on all deals. The decline in notional amount in the nine months ended September 30, 2013 was primarily the result of plan sponsors terminating contracts pursuant to exit options. As of September 30, 2013, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and nine months ended September 30, 2013, the sponsored entities processed and settled $154.7 billion and $460.9 billion of transactions and recorded losses of $4 million and $12 million. For the three and nine months ended September 30, 2012, the sponsored entities processed and settled $153.9 billion and $442.7 billion of transactions and recorded losses of $3 million and $7 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At September 30, 2013 and December 31, 2012, the sponsored merchant processing servicers held as collateral $207 million and $202 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2013 and December 31, 2012, the maximum potential exposure for sponsored transactions totaled $260.4 billion and $263.9 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated on the Consolidated Balance Sheet. The total notional amount of these derivative contracts was $2.4 billion and $2.9 billion with commercial banks and $1.4 billion with VIEs at both September 30, 2013 and December 31, 2012. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.7 billion and $6.8 billion at September 30, 2013 and December 31, 2012. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $300 million and $510 million at September 30, 2013 and December 31, 2012. The Corporation recorded $66 million and $95 million of expense for the three and nine months ended September 30, 2013 compared to $267 million and $467 million for the same periods in 2012. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2013 and March 31, 2013 (the prior commitments and contingencies disclosure).

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

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the European Commission, the Prudential Regulatory Authority, the Financial Conduct Authority and other international, federal and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $1.1 billion and $3.8 billion was recognized for the three and nine months ended September 30, 2013 compared to $1.6 billion and $3.3 billion for the same periods in 2012.

For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $5.1 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate, including as a result of the current and future governmental and regulatory environment. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation's maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation's results of operations or cash flows for any particular reporting period.

FIRREA and False Claims Act Litigation

In the O’Donnell action, trial began on September 24, 2013. On October 23, 2013, a verdict of liability was returned against Countrywide Home Loans, Inc., Countrywide Bank, FSB and BANA. The Court may impose civil monetary penalties as early as December 2013. The Corporation is currently considering its options for appeal.

Fontainebleau Las Vegas Litigation

On August 30, 2013, the U.S. District Court for the Southern District of Florida entered an order requesting that the U.S. Judicial Panel on Multidistrict Litigation (JPML) remand the disbursement agent claims in the Avenue Action back to the District of Nevada. On September 4, 2013, the JPML issued a conditional remand order (CRO) to remand the Avenue Action back to the District of Nevada. BANA filed a motion to vacate the CRO on September 26, 2013.

Interchange and Related Litigation

On August 16, 2013, the Corporation entered into an agreement to settle the Canadian interchange class actions for an amount not material to the Corporation’s results of operations. The settlement is subject to court approval in five provinces.

Mortgage-backed Securities Litigation

Civil RMBS Matter Filed by the DOJ and the SEC

On August 6, 2013, the DOJ and the SEC filed civil actions in the U.S. District Court for the Western District of North Carolina against Merrill Lynch, Pierce, Fenner & Smith (MLPF&S), BANA and Banc of America Mortgage Securities, Inc. (and, in the DOJ case, the Corporation). Both cases allege generally that the offering materials for a single 2008 RMBS offering contained material misstatements and omissions regarding, inter alia, the concentration of loans originated in the wholesale loan channel. The DOJ case asserts violations of the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) and the SEC case asserts claims under Sections 17(a)(2) and (3) and Section 5(b)(1) of the Securities Act of 1933. The complaints demand unspecified damages and other relief. Defendants have until November 8, 2013 to answer or move to dismiss the complaints.

Luther Litigation and Related Actions

On August 8, 2013, the Multidistrict Litigation Court preliminarily approved the settlement of the Maine State, David H. Luther and Western Conference of Teamsters actions. The settlement provides, among other things, that all claims that have been asserted in any putative class action against Countrywide concerning Countrywide-issued MBS will be released and discharged upon final court approval of the settlement.

Regulatory Investigations

The Corporation has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries, investigations and potential proceedings related to a number of transactions involving the underwriting and issuance of MBS by the Corporation (including legacy entities the Corporation acquired) and participation in certain CDO offerings. These inquiries and investigations include, among others, an investigation by the SEC related to risk control, valuation, structuring, marketing and purchase of CDOs by MLPF&S, and investigations by the RMBS Working Group of the Financial Fraud Enforcement Task Force, including the DOJ, the SEC, the New York Attorney General (the NYAG) and the California Attorney General, concerning the purchase, securitization and underwriting of mortgage loans and RMBS. The Corporation has provided documents and testimony, and continues to cooperate fully with these inquiries and investigations.

The staff of the NYAG has advised that they intend to recommend filing an action against MLPF&S as a result of their RMBS investigation. In addition, the staff of a U.S. Attorney’s office recently advised that they intend to recommend that the DOJ file a civil action against affiliates of the Corporation related to the securitization of RMBS.

Mortgage Repurchase Litigation

Policemen's Annuity and Related Litigation

On August 23, 2013, the Vermont Pension Investment Committee and the Washington State Investment Board brought a new putative class action in the U.S. District Court for the Southern District of New York entitled Vermont Pension Investment Committee and the Washington State Investment Board v. Bank of America, N.A. and U.S. Bank National Association (Vermont Pension). The Vermont Pension action is based on similar factual allegations and the same claims and legal theories as the Policemen’s Annuity action, but concerns six different RMBS trusts collateralized by Washington Mutual-originated mortgages for which BANA is the former trustee and U.S. Bank is the current trustee. As in Policemen’s Annuity, plaintiffs seek unspecified compensatory damages and/or equitable relief, and costs and expenses. The case was marked as related to Policemen’s Annuity and assigned to the same judge, who ordered the two cases coordinated for pre-trial purposes.

Ocala Litigation

FDIC Action

On August 26, 2013, the U.S. District Court for the District of Columbia granted the FDIC’s motion to dismiss BANA’s claims against the FDIC in its capacity as receiver for Colonial Bank. The court ruled that the order of judgment would be held in abeyance pending resolution of BANA’s challenge filed on July 22, 2013 to the FDIC’s No Value Determination.

NOTE 12 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock during 2013 and through October 30, 2013.

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 24, 2013	December 6, 2013	December 27, 2013	$0.01
July 24, 2013	September 6, 2013	September 27, 2013	0.01
April 30, 2013	June 7, 2013	June 28, 2013	0.01
January 23, 2013	March 1, 2013	March 22, 2013	0.01

On March 14, 2013, the Corporation announced that its Board of Directors authorized the repurchase of up to $5.0 billion of common stock. The timing and amount of common stock repurchases have been and will continue to be consistent with the Corporation's 2013 capital plan and will be subject to various factors, including the Corporation's capital position, liquidity, applicable legal considerations, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The remaining common stock repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

During the three and nine months ended September 30, 2013, the Corporation repurchased and retired 60.0 million and 139.6 million shares of common stock, which reduced shareholders' equity by $866 million and $1.9 billion.

During the nine months ended September 30, 2013, in connection with employee stock plans, the Corporation issued approximately 73 million shares and repurchased approximately 28 million shares of its common stock to satisfy tax withholding obligations. At September 30, 2013, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock

During the three months ended March 31, 2013, June 30, 2013 and September 30, 2013, the cash dividends declared on preferred stock were $373 million, $365 million and $255 million for a total of $993 million for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Corporation redeemed for $6.6 billion its Non-Cumulative Preferred Stock, Series H, J, 6, 7 and 8. The $100 million difference between the carrying value of $6.5 billion and the redemption price of the preferred stock was recorded as a preferred stock dividend. In addition, the Corporation issued $1.0 billion of its Fixed-to-Floating Rate Semi-annual Non-Cumulative Preferred Stock, Series U.

NOTE 13 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2013 and 2012.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans (1)	Foreign Currency (2)	Total
Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)
Net change	2,645	326	535	1,106	14	4,626
Balance, September 30, 2012	$5,745	$329	$(3,250)	$(3,285)	$(350)	$(811)

Balance, December 31, 2012	$4,443	$462	$(2,869)	$(4,456)	$(377)	$(2,797)
Net change	(5,303)	(467)	365	1,513	(134)	(4,026)
Balance, September 30, 2013	$(860)	$(5)	$(2,504)	$(2,943)	$(511)	$(6,823)

(1)
During the three months ended September 30, 2013, the Corporation merged certain pension plans into one plan. For additional information, see Note 15 – Pension, Postretirement and Certain Compensation Plans.

(2)	Net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents the net change in fair value recorded in accumulated OCI and realized net gains and losses reclassified into earnings for each component of OCI before- and after-tax for the nine months ended September 30, 2013 and 2012.

Changes in OCI Components Before- and After-tax
	Nine Months Ended September 30
	2013			2012
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net change in fair value	$(7,573)	$2,813	$(4,760)	$5,576	$(2,024)	$3,552
Net realized gains reclassified into earnings	(861)	318	(543)	(1,439)	532	(907)
Net change	(8,434)	3,131	(5,303)	4,137	(1,492)	2,645
Available-for-sale marketable equity securities:
Net change in fair value	28	(10)	18	542	(200)	342
Net realized gains reclassified into earnings	(765)	280	(485)	(25)	9	(16)
Net change	(737)	270	(467)	517	(191)	326
Derivatives:
Net change in fair value	(3)	—	(3)	123	(46)	77
Net realized losses reclassified into earnings	584	(216)	368	726	(268)	458
Net change	581	(216)	365	849	(314)	535
Employee benefit plans:
Net change in fair value related to pension plan remeasurement	2,138	(795)	1,343	—	—	—
Net realized losses reclassified into earnings	204	(68)	136	371	(135)	236
Settlements and curtailments	46	(12)	34	1,381	(511)	870
Net change	2,388	(875)	1,513	1,752	(646)	1,106
Foreign currency:
Net change in fair value	214	(347)	(133)	(340)	354	14
Net realized (gains) losses reclassified into earnings	31	(32)	(1)	2	(2)	—
Net change	245	(379)	(134)	(338)	352	14
Total other comprehensive income (loss)	$(5,957)	$1,931	$(4,026)	$6,917	$(2,291)	$4,626

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the nine months ended September 30, 2013 and 2012.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Nine Months Ended September 30
Accumulated OCI Components	Income Statement Line Item	2013	2012
Available-for-sale debt securities:
	Gain on sale of debt securities	$881	$1,491
	Other-than-temporary impairment	(20)	(52)
	Income before income taxes	861	1,439
	Income tax expense	318	532
	Net income	543	907
Available-for-sale marketable equity securities:
	Equity investment income	765	25
	Income before income taxes	765	25
	Income tax expense	280	9
	Net income	485	16
Derivatives:
Interest rate contracts	Net interest income	(818)	(637)
Commodity contracts	Trading account profits	(1)	—
Interest rate contracts	Other income	18	—
Equity compensation contracts	Personnel	217	(89)
	Loss before income taxes	(584)	(726)
	Income tax benefit	(216)	(268)
	Net loss	(368)	(458)
Employee benefit plans:
Prior service cost	Personnel	(3)	(9)
Transition obligation	Personnel	—	(31)
Net actuarial losses	Personnel	(199)	(329)
Settlements and curtailments	Personnel	(2)	(62)
	Loss before income taxes	(204)	(431)
	Income tax benefit	(68)	(157)
	Net loss	(136)	(274)
Foreign currency:
Insignificant items	Other loss	(31)	(2)
	Loss before income taxes	(31)	(2)
	Income tax benefit	(32)	(2)
	Net income	1	—
Total reclassification adjustments		$525	$191

NOTE 14 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2013 and 2012 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2013	2012	2013	2012
Earnings per common share
Net income	$2,497	$340	$7,992	$3,456
Preferred stock dividends	(279)	(373)	(1,093)	(1,063)
Net income (loss) applicable to common shareholders	$2,218	$(33)	$6,899	$2,393
Dividends and undistributed earnings allocated to participating securities	(1)	—	(2)	(2)
Net income (loss) allocated to common shareholders	$2,217	$(33)	$6,897	$2,391
Average common shares issued and outstanding	10,718,918	10,776,173	10,764,216	10,735,461
Earnings per common share	$0.21	$0.00	$0.64	$0.22

Diluted earnings per common share
Net income (loss) applicable to common shareholders	$2,218	$(33)	$6,899	$2,393
Add preferred stock dividends due to assumed conversions	75	—	225	—
Dividends and undistributed earnings allocated to participating securities	(1)	—	(2)	(2)
Net income (loss) allocated to common shareholders	$2,292	$(33)	$7,122	$2,391
Average common shares issued and outstanding	10,718,918	10,776,173	10,764,216	10,735,461
Dilutive potential common shares (1)	763,308	—	759,433	91,042
Total diluted average common shares issued and outstanding	11,482,226	10,776,173	11,523,649	10,826,503
Diluted earnings per common share	$0.20	$0.00	$0.62	$0.22

(1)	Includes incremental shares from restricted stock units, restricted stock, stock options and warrants.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Corporation's 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock). The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For both the three and nine months ended September 30, 2013, 700 million average dilutive potential common shares associated with the Series T Preferred Stock were included in the diluted share count under the "if-converted" method. For the same periods in 2012, they were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method.

For both the three and nine months ended September 30, 2013 and 2012, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three and nine months ended September 30, 2013, average options to purchase 123 million and 127 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 159 million and 166 million for the same periods in 2012. For the three and nine months ended September 30, 2013, average warrants to purchase 263 million and 272 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 272 million for the same periods in 2012.

NOTE 15 – Pension, Postretirement and Certain Compensation Plans

Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed pension plans, a number of noncontributory nonqualified pension plans, and postretirement health and life plans that cover eligible employees. During the three months ended September 30, 2013, the Corporation merged a defined benefit pension plan, which covered eligible employees of certain legacy companies, into the Bank of America Pension Plan. This plan is referred to as the Qualified Pension Plan (Qualified Pension Plans prior to this merger). The benefit structures of the merged plans did not change and there was no impact to plan participants. The merger of the pension plans required a remeasurement, which was accelerated from the required December 31 remeasurement, of the qualified pension obligations and plan assets at fair value as of the merger date that resulted in an increase in accumulated OCI of $1.4 billion, net-of-tax. Under pension plan accounting guidance, pension assets and obligations are required to be measured again at December 31. Effective June 30, 2012, the benefits earned in the Qualified Pension Plans were frozen. For more information on these plans, see Note 18 – Employee Benefit Plans to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

Net periodic benefit cost of the Corporation's plans for the three and nine months ended September 30, 2013 and 2012 included the following components.

Components of Net Periodic Benefit Cost
	Three Months Ended September 30, 2013
(Dollars in millions)	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans (1)	Postretirement Health and Life Plans
Service cost	$—	$8	$—	$1
Interest cost	157	26	30	13
Expected return on plan assets	(258)	(31)	(27)	(2)
Amortization of prior service cost	—	—	—	1
Amortization of net actuarial loss (gain)	63	1	7	(16)
Recognized loss due to settlements and curtailments	—	—	2	—
Net periodic benefit cost (income)	$(38)	$4	$12	$(3)

	Three Months Ended September 30, 2012
Service cost	$5	$10	$—	$3
Interest cost	170	25	34	19
Expected return on plan assets	(313)	(36)	(38)	(3)
Amortization of transition obligation	—	—	—	15
Amortization of prior service cost	—	—	—	2
Amortization of net actuarial loss (gain)	116	(2)	2	(21)
Net periodic benefit cost (income)	$(22)	$(3)	$(2)	$15

	Nine Months Ended September 30, 2013
Service cost	$—	$25	$1	$8
Interest cost	459	76	89	41
Expected return on plan assets	(763)	(94)	(82)	(4)
Amortization of prior service cost	—	—	—	3
Amortization of net actuarial loss (gain)	204	2	19	(26)
Recognized loss (gain) due to settlements and curtailments	17	(7)	2	—
Net periodic benefit cost (income)	$(83)	$2	$29	$22

	Nine Months Ended September 30, 2012
Service cost	$236	$30	$—	$10
Interest cost	511	74	104	55
Expected return on plan assets	(934)	(105)	(114)	(6)
Amortization of transition obligation	—	—	—	31
Amortization of prior service cost (credits)	9	—	(4)	4
Amortization of net actuarial loss (gain)	354	(6)	7	(31)
Recognized loss due to settlements and curtailments	58	—	4	—
Net periodic benefit cost (income)	$234	$(7)	$(3)	$63

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.

The Corporation's best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2013 is $123 million, $103 million and $107 million, respectively. For the nine months ended September 30, 2013, the Corporation contributed $112 million, $78 million and $81 million, respectively, to these plans. The Corporation has not made and does not expect to make a contribution to the Qualified Pension Plan in 2013.

Certain Compensation Plans

During the nine months ended September 30, 2013, the Corporation granted 183 million restricted stock unit (RSU) awards to certain employees under the Key Associate Stock Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 19 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

NOTE 16 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 17 – Fair Value Option.

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

During the nine months ended September 30, 2013, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at September 30, 2013 and December 31, 2012, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$102,899	$—	$—	$102,899
Trading account assets:
U.S. government and agency securities	46,478	12,772	—	—	59,250
Corporate securities, trading loans and other	974	29,513	3,780	—	34,267
Equity securities	31,911	16,051	338	—	48,300
Non-U.S. sovereign debt	32,134	11,603	388	—	44,125
Mortgage trading loans and ABS	—	10,744	4,520	—	15,264
Total trading account assets	111,497	80,683	9,026	—	201,206
Derivative assets (3)	4,329	977,921	7,527	(936,616)	53,161
AFS debt securities:
U.S. Treasury securities and agency securities	514	2,457	—	—	2,971
Mortgage-backed securities:
Agency	—	169,025	—	—	169,025
Agency-collateralized mortgage obligations	—	27,335	—	—	27,335
Non-agency residential	—	6,929	—	—	6,929
Commercial	—	2,827	—	—	2,827
Non-U.S. securities	2,467	3,668	105	—	6,240
Corporate/Agency bonds	—	1,162	8	—	1,170
Other taxable securities	20	9,132	4,013	—	13,165
Tax-exempt securities	—	4,417	817	—	5,234
Total AFS debt securities	3,001	226,952	4,943	—	234,896
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency	—	18,626	—	—	18,626
Agency-collateralized mortgage obligations	—	563	—	—	563
Commercial	—	758	—	—	758
Non-U.S. securities	9,740	1,766	—	—	11,506
Total other debt securities carried at fair value	9,740	21,713	—	—	31,453
Loans and leases	—	7,180	3,016	—	10,196
Mortgage servicing rights	—	—	5,058	—	5,058
Loans held-for-sale	—	7,304	913	—	8,217
Other assets	14,009	2,317	1,878	—	18,204
Total assets	$142,576	$1,426,969	$32,361	$(936,616)	$665,290
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,916	$—	$—	$1,916
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	61,917	—	—	61,917
Trading account liabilities:
U.S. government and agency securities	24,046	349	—	—	24,395
Equity securities	23,256	3,604	—	—	26,860
Non-U.S. sovereign debt	22,119	1,502	—	—	23,621
Corporate securities and other	529	7,259	49	—	7,837
Total trading account liabilities	69,950	12,714	49	—	82,713
Derivative liabilities (3)	5,167	962,675	6,759	(930,033)	44,568
Short-term borrowings	—	2,844	—	—	2,844
Accrued expenses and other liabilities	8,627	964	31	—	9,622
Long-term debt	—	45,338	2,063	—	47,401
Total liabilities	$83,744	$1,088,368	$8,902	$(930,033)	$250,981

(1)
During the nine months ended September 30, 2013, $500 million of other assets were transferred from Level 1 to Level 2 primarily due to a restriction that became effective for a private equity investment.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2013 and 2012, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2013
				Gross
(Dollars in millions)	Balance July 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2013
Trading account assets:
Corporate securities, trading loans and other	$2,763	$133	$—	$2,002	$(892)	$22	$(205)	$187	$(230)	$3,780
Equity securities	464	4	—	20	(16)	—	(100)	8	(42)	338
Non-U.S. sovereign debt	401	11	—	3	(14)	—	(10)	—	(3)	388
Mortgage trading loans and ABS	4,685	(7)	—	350	(443)	—	(74)	13	(4)	4,520
Total trading account assets	8,313	141	—	2,375	(1,365)	22	(389)	208	(279)	9,026
Net derivative assets (2)	1,173	(499)	—	126	(102)	—	(147)	116	101	768
AFS debt securities:
Non-U.S. securities	—	5	—	—	—	—	—	100	—	105
Corporate/Agency bonds	8	—	—	—	—	—	—	—	—	8
Other taxable securities	4,157	2	(2)	215	—	—	(359)	—	—	4,013
Tax-exempt securities	877	2	1	—	—	—	(63)	—	—	817
Total AFS debt securities	5,042	9	(1)	215	—	—	(422)	100	—	4,943
Loans and leases (3, 4)	1,901	(20)	—	—	—	1,247	(119)	12	(5)	3,016
Mortgage servicing rights (4)	5,827	71	—	—	(729)	129	(240)	—	—	5,058
Loans held-for-sale (3)	2,153	40	—	—	—	3	(1,283)	—	—	913
Other assets (5)	1,700	3	—	1	(35)	—	(30)	239	—	1,878
Trading account liabilities – Corporate securities and other	(55)	1	—	6	(9)	—	—	—	8	(49)
Accrued expenses and other liabilities (3)	(230)	8	—	—	—	—	189	—	2	(31)
Long-term debt (3)	(1,890)	(62)	—	47	—	(47)	46	(485)	328	(2,063)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.5 billion and derivative liabilities of $6.8 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of private equity investments.

During the three months ended September 30, 2013, the transfers into Level 3 included $208 million of trading account assets, $116 million of net derivative assets, $100 million of AFS debt securities, $239 million of other assets and $485 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased third-party prices available for certain corporate loans. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability (i.e., market comparables for the referenced instruments) for certain complex interest rate derivative transactions. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability. Transfers into Level 3 for other assets were primarily due to a lack of independent pricing data for certain receivables. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended September 30, 2013, the transfers out of Level 3 included $279 million of trading account assets, $101 million of net derivative assets and $328 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and third-party prices available for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability (i.e., market comparables for the referenced instruments) for certain options. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2012
				Gross
(Dollars in millions)	Balance July 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2012
Trading account assets:
Corporate securities, trading loans and other	$4,459	$69	$—	$750	$(848)	$—	$(101)	$158	$(314)	$4,173
Equity securities	597	15	—	43	(12)	—	(9)	5	(66)	573
Non-U.S. sovereign debt	389	7	—	30	(112)	—	(4)	—	(7)	303
Mortgage trading loans and ABS	4,818	111	—	380	(279)	—	(124)	3	(3)	4,906
Total trading account assets	10,263	202	—	1,203	(1,251)	—	(238)	166	(390)	9,955
Net derivative assets (2)	4,601	(256)	—	78	(211)	—	(918)	(350)	16	2,960
AFS debt securities:
Mortgage-backed securities:
Non-agency residential	1	—	—	—	—	—	—	—	—	1
Non-agency commercial	24	—	—	—	—	—	(1)	—	—	23
Corporate/Agency bonds	93	—	—	—	—	—	—	—	—	93
Other taxable securities	4,558	—	28	600	—	—	(65)	—	—	5,121
Tax-exempt securities	1,140	7	(7)	—	(63)	—	(16)	—	—	1,061
Total AFS debt securities	5,816	7	21	600	(63)	—	(82)	—	—	6,299
Loans and leases (3, 4)	1,635	69	—	317	(150)	—	(65)	450	(3)	2,253
Mortgage servicing rights (4)	5,708	(360)	—	—	(15)	100	(346)	—	—	5,087
Loans held-for-sale (3)	2,741	86	—	596	(19)	—	(104)	13	—	3,313
Other assets (5)	3,136	24	—	40	(183)	—	(39)	—	—	2,978
Trading account liabilities – Corporate securities and other	(143)	4	—	17	(45)	—	—	—	2	(165)
Short-term borrowings (3)	—	—	—	—	—	(232)	—	—	—	(232)
Accrued expenses and other liabilities (3)	(2)	—	—	—	—	(7)	—	—	—	(9)
Long-term debt (3)	(2,388)	(91)	—	70	—	(115)	391	(531)	374	(2,290)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives include derivative assets of $10.0 billion and derivative liabilities of $7.0 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

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

Level 3 – Fair Value Measurements (1)
	Nine Months Ended September 30, 2013
				Gross
(Dollars in millions)	Balance January 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2013
Trading account assets:
Corporate securities, trading loans and other	$3,726	$256	$—	$3,519	$(2,817)	$22	$(444)	$629	$(1,111)	$3,780
Equity securities	545	54	—	77	(160)	—	(100)	45	(123)	338
Non-U.S. sovereign debt	353	56	—	29	(15)	—	(32)	1	(4)	388
Mortgage trading loans and ABS	4,935	165	—	1,981	(1,777)	—	(775)	18	(27)	4,520
Total trading account assets	9,559	531	—	5,606	(4,769)	22	(1,351)	693	(1,265)	9,026
Net derivative assets (2)	1,468	186	—	509	(762)	—	(1,190)	(46)	603	768
AFS debt securities:
Commercial MBS	10	—	—	—	—	—	(10)	—	—	—
Non-U.S. securities	—	5	—	1	(1)	—	—	100	—	105
Corporate/Agency bonds	92	—	4	—	—	—	—	—	(88)	8
Other taxable securities	3,928	5	10	825	—	—	(750)	—	(5)	4,013
Tax-exempt securities	1,061	3	15	—	—	—	(94)	—	(168)	817
Total AFS debt securities	5,091	13	29	826	(1)	—	(854)	100	(261)	4,943
Loans and leases (3, 4)	2,287	80	—	71	—	1,252	(665)	12	(21)	3,016
Mortgage servicing rights (4)	5,716	1,531	—	—	(1,774)	399	(814)	—	—	5,058
Loans held-for-sale (3)	2,733	20	—	8	(390)	3	(1,492)	34	(3)	913
Other assets (5)	3,129	(324)	—	43	(218)	—	(936)	239	(55)	1,878
Trading account liabilities – Corporate securities and other	(64)	7	—	24	(40)	(5)	—	(9)	38	(49)
Accrued expenses and other liabilities (3)	(15)	30	—	—	—	(751)	703	(1)	3	(31)
Long-term debt (3)	(2,301)	41	—	306	(4)	(149)	172	(1,017)	889	(2,063)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.5 billion and derivative liabilities of $6.8 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of private equity investments.

During the nine months ended September 30, 2013, the transfers into Level 3 included $693 million of trading account assets, $46 million of net derivative assets, $100 million of AFS debt securities, $239 million of other assets and $1.0 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased third-party prices available for certain corporate loans and securities. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability (i.e., market comparables for the referenced instruments) for certain complex interest rate derivative transactions and updated information related to certain total return swaps. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability. Transfers into Level 3 for other assets were primarily due to a lack of independent pricing data for certain receivables. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the nine months ended September 30, 2013, the transfers out of Level 3 included $1.3 billion of trading account assets, $603 million of net derivative assets, $261 million of AFS debt securities and $889 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and third-party prices available for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability (i.e., market comparables for the referenced instruments) for certain options. Transfers out of Level 3 for AFS debt securities were primarily due to increased market liquidity. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Nine Months Ended September 30, 2012
				Gross
(Dollars in millions)	Balance January 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2012
Trading account assets:
Corporate securities, trading loans and other (2)	$6,880	$192	$—	$1,995	$(3,498)	$—	$(846)	$315	$(865)	$4,173
Equity securities	544	24	—	167	(159)	—	27	38	(68)	573
Non-U.S. sovereign debt	342	5	—	338	(359)	—	(4)	—	(19)	303
Mortgage trading loans and ABS (2)	3,689	194	—	1,747	(915)	—	(386)	745	(168)	4,906
Total trading account assets	11,455	415	—	4,247	(4,931)	—	(1,209)	1,098	(1,120)	9,955
Net derivative assets (3)	5,866	17	—	791	(833)	—	(2,228)	(283)	(370)	2,960
AFS debt securities:
Mortgage-backed securities:
Agency	37	—	—	—	—	—	(4)	—	(33)	—
Non-agency residential	860	(69)	19	—	(305)	—	(2)	—	(502)	1
Non-agency commercial	40	—	—	—	(11)	—	(6)	—	—	23
Corporate/Agency bonds	162	(2)	—	(2)	—	—	(38)	—	(27)	93
Other taxable securities	4,265	7	51	1,558	—	—	(551)	—	(209)	5,121
Tax-exempt securities	2,648	61	18	—	(132)	—	(1,534)	—	—	1,061
Total AFS debt securities	8,012	(3)	88	1,556	(448)	—	(2,135)	—	(771)	6,299
Loans and leases (4, 5)	2,744	284	—	317	(1,308)	—	(229)	450	(5)	2,253
Mortgage servicing rights (5)	7,378	(1,297)	—	—	(113)	268	(1,149)	—	—	5,087
Loans held-for-sale (4)	3,387	265	—	606	(40)	—	(330)	57	(632)	3,313
Other assets (6)	4,235	(110)	—	89	(950)	—	(275)	—	(11)	2,978
Trading account liabilities – Corporate securities and other	(114)	4	—	72	(114)	—	—	(65)	52	(165)
Short-term borrowings (4)	—	—	—	—	—	(232)	—	—	—	(232)
Accrued expenses and other liabilities (4)	(14)	4	—	5	—	(7)	—	—	3	(9)
Long-term debt (4)	(2,943)	(239)	—	188	(33)	(253)	1,099	(1,569)	1,460	(2,290)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)
During the nine months ended September 30, 2012, approximately $900 million was reclassified from Trading account assets - Corporate securities, trading loans and other to Trading account assets - Mortgage trading loans and ABS. In the table above, this reclassification is presented as a sale of Trading account assets - Corporate securities, trading loans and other and a purchase of Trading account assets - Mortgage trading loans and ABS.

(3)	Net derivatives include derivative assets of $10.0 billion and derivative liabilities of $7.0 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(6)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the nine months ended September 30, 2012, the transfers into Level 3 included $1.1 billion of trading account assets, $283 million of net derivative assets, $450 million of loans and leases and $1.6 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans and updated information related to certain CLOs. Transfers into Level 3 for net derivative assets primarily related to decreased price observability for certain long-dated equity derivative liabilities due to a lack of independent pricing. Transfers into Level 3 for loans and leases were driven by updated information related to certain commercial loans. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

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

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and nine months ended September 30, 2013 and 2012. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$133	$—	$—	$133
Equity securities	—	4	—	—	4
Non-U.S. sovereign debt	—	11	—	—	11
Mortgage trading loans and ABS	—	(7)	—	—	(7)
Total trading account assets	—	141	—	—	141
Net derivative assets	—	(727)	228	—	(499)
AFS debt securities:
Non-U.S. securities	—	—	—	5	5
Other taxable securities	—	—	—	2	2
Tax-exempt securities	—	—	—	2	2
Total AFS debt securities	—	—	—	9	9
Loans and leases (2)	—	—	(38)	18	(20)
Mortgage servicing rights	—	—	71	—	71
Loans held-for-sale (2)	—	—	—	40	40
Other assets	16	—	—	(13)	3
Trading account liabilities – Corporate securities and other	—	1	—	—	1
Accrued expenses and other liabilities (2)	—	—	8	—	8
Long-term debt (2)	—	(31)	—	(31)	(62)
Total	$16	$(616)	$269	$23	$(308)

	Three Months Ended September 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$69	$—	$—	$69
Equity securities	—	15	—	—	15
Non-U.S. sovereign debt	—	7	—	—	7
Mortgage trading loans and ABS	—	111	—	—	111
Total trading account assets	—	202	—	—	202
Net derivative assets	—	(1,214)	958	—	(256)
AFS debt securities – Tax-exempt securities	—	—	—	7	7
Loans and leases (2)	—	—	—	69	69
Mortgage servicing rights	—	—	(360)	—	(360)
Loans held-for-sale (2)	—	—	10	76	86
Other assets	39	—	(15)	—	24
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Long-term debt (2)	—	(45)	—	(46)	(91)
Total	$39	$(1,053)	$593	$106	$(315)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$256	$—	$—	$256
Equity securities	—	54	—	—	54
Non-U.S. sovereign debt	—	56	—	—	56
Mortgage trading loans and ABS	—	165	—	—	165
Total trading account assets	—	531	—	—	531
Net derivative assets	—	(581)	767	—	186
AFS debt securities:
Non-U.S. securities	—	—	—	5	5
Other taxable securities	—	—	—	5	5
Tax-exempt securities	—	—	—	3	3
Total AFS debt securities	—	—	—	13	13
Loans and leases (2)	—	—	(38)	118	80
Mortgage servicing rights	—	—	1,531	—	1,531
Loans held-for-sale (2)	—	—	2	18	20
Other assets	52	—	124	(500)	(324)
Trading account liabilities – Corporate securities and other	—	7	—	—	7
Accrued expenses and other liabilities (2)	—	—	30	—	30
Long-term debt (2)	—	49	—	(8)	41
Total	$52	$6	$2,416	$(359)	$2,115

	Nine Months Ended September 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$192	$—	$—	$192
Equity securities	—	24	—	—	24
Non-U.S. sovereign debt	—	5	—	—	5
Mortgage trading loans and ABS	—	194	—	—	194
Total trading account assets	—	415	—	—	415
Net derivative assets	—	(2,358)	2,375	—	17
AFS debt securities:
Non-agency residential MBS	—	—	—	(69)	(69)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	—	—	7	7
Tax-exempt securities	—	—	—	61	61
Total AFS debt securities	—	—	—	(3)	(3)
Loans and leases (2)	—	—	—	284	284
Mortgage servicing rights	—	—	(1,297)	—	(1,297)
Loans held-for-sale (2)	—	—	105	160	265
Other assets	28	—	(57)	(81)	(110)
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Accrued expenses and other liabilities (2)	—	—	—	4	4
Long-term debt (2)	—	(104)	—	(135)	(239)
Total	$28	$(2,043)	$1,126	$229	$(660)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and nine months ended September 30, 2013 and 2012 for Level 3 assets and liabilities that were still held at September 30, 2013 and 2012. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$(6)	$—	$—	$(6)
Equity securities	—	4	—	—	4
Non-U.S. sovereign debt	—	5	—	—	5
Mortgage trading loans and ABS	—	(55)	—	—	(55)
Total trading account assets	—	(52)	—	—	(52)
Net derivative assets	—	(754)	91	—	(663)
Loans and leases (2)	—	—	(35)	27	(8)
Mortgage servicing rights	—	—	(14)	—	(14)
Loans held-for-sale (2)	—	—	—	35	35
Other assets	17	—	11	(13)	15
Long-term debt (2)	—	(31)	—	(31)	(62)
Total	$17	$(837)	$53	$18	$(749)

	Three Months Ended September 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$36	$—	$—	$36
Equity securities	—	13	—	—	13
Non-U.S. sovereign debt	—	8	—	—	8
Mortgage trading loans and ABS	—	89	—	—	89
Total trading account assets	—	146	—	—	146
Net derivative assets	—	(1,202)	566	—	(636)
Loans and leases (2)	—	—	—	76	76
Mortgage servicing rights	—	—	(552)	—	(552)
Loans held-for-sale (2)	—	—	15	68	83
Other assets	115	—	(14)	4	105
Accrued expenses and other liabilities (2)	—	—	—	(2)	(2)
Long-term debt (2)	—	(46)	—	(46)	(92)
Total	$115	$(1,102)	$15	$100	$(872)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2013
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$48	$—	$—	$48
Equity securities	—	26	—	—	26
Non-U.S. sovereign debt	—	70	—	—	70
Mortgage trading loans and ABS	—	5	—	—	5
Total trading account assets	—	149	—	—	149
Net derivative assets	—	(853)	92	—	(761)
Loans and leases (2)	—	—	(35)	133	98
Mortgage servicing rights	—	—	1,276	—	1,276
Loans held-for-sale (2)	—	—	6	25	31
Other assets	23	—	159	(51)	131
Long-term debt (2)	—	6	—	(9)	(3)
Total	$23	$(698)	$1,498	$98	$921

	Nine Months Ended September 30, 2012
Trading account assets:
Corporate securities, trading loans and other	$—	$95	$—	$—	$95
Equity securities	—	24	—	—	24
Non-U.S. sovereign debt	—	16	—	—	16
Mortgage trading loans and ABS	—	119	—	—	119
Total trading account assets	—	254	—	—	254
Net derivative assets	—	(2,526)	627	—	(1,899)
Loans and leases (2)	—	—	—	172	172
Mortgage servicing rights	—	—	(1,804)	—	(1,804)
Loans held-for-sale (2)	—	—	65	127	192
Other assets	90	—	(54)	(95)	(59)
Trading account liabilities – Corporate securities and other	—	3	—	—	3
Long-term debt (2)	—	(105)	—	(134)	(239)
Total	$90	$(2,374)	$(1,166)	$70	$(3,380)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at September 30, 2013 and December 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2013
(Dollars in millions)	Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$3,331	Discounted cash flow, Market comparables	Yield	2% to 25%	7%
Trading account assets – Mortgage trading loans and ABS	356	Prepayment speed	0% to 35% CPR	9%
Loans and leases	2,366	Default rate	0% to 20% CDR	7%
Loans held-for-sale	609	Loss severity	0% to 85%	37%
Commercial loans, debt securities and other	$11,973	Discounted cash flow, Market comparables	Yield	0% to 45%	3%
Trading account assets – Corporate securities, trading loans and other	3,686	Enterprise value/EBITDA multiple	0x to 19x	6	x
Trading account assets – Mortgage trading loans and ABS	4,164	Prepayment speed	5% to 40%	20%
AFS debt securities – Other taxable securities	3,169	Default rate	1% to 5%	4%
Loans and leases	650	Loss severity	25% to 40%	35%
Loans held-for-sale	304
Auction rate securities	$1,755	Discounted cash flow, Market comparables	Projected tender price/Re-financing level	50% to 100%	95%
Trading account assets – Corporate securities, trading loans and other	94
AFS debt securities – Other taxable securities	844
AFS debt securities – Tax-exempt securities	817
Structured liabilities
Long-term debt	$(2,063)	Industry standard derivative pricing (2)	Equity correlation	18% to 98%	66%
Long-dated volatilities	4% to 69%	25%

Net derivatives assets
Credit derivatives	$1,300	Discounted cash flow, Stochastic recovery correlation model	Yield	4% to 25%	16%
Credit spreads	29 bps to 183 bps	170 bps
Upfront points	0 points to 100 points	63 points
Spread to index	-1,731 bps to 1,681 bps	207 bps
Credit correlation	21% to 73%	45%
Prepayment speed	3% to 40% CPR	14%
Default rate	1% to 5% CDR	3%
Loss severity	20% to 42%	35%
Equity derivatives	$(918)	Industry standard derivative pricing (2)	Equity correlation	18% to 98%	66%
Long-dated volatilities	4% to 69%	25%

Commodity derivatives	$11	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$3/MMBtu to $12/MMBtu	$7/MMBtu
Correlation	47% to 94%	81%
Volatilities	9% to 84%	29%
Interest rate derivatives	$375	Industry standard derivative pricing (3)	Correlation (IR/IR)	24% to 99%	61%
Correlation (FX/IR)	-65% to 50%	-2%
Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$768

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 237: Trading account assets – Corporate securities, trading loans and other of $3.8 billion, Trading account assets – Mortgage trading loans and ABS of $4.5 billion, AFS debt securities – Other taxable securities of $4.0 billion, AFS debt securities – Tax-exempt securities of $817 million, Loans and leases of $3.0 billion and LHFS of $913 million.

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 238: Trading account assets – Corporate securities, trading loans and other of $3.7 billion, Trading account assets – Mortgage trading loans and ABS of $4.9 billion, AFS debt securities – Other taxable securities of $3.9 billion, AFS debt securities – Tax-exempt securities of $1.1 billion, Loans and leases of $2.3 billion, LHFS of $2.7 billion and Other assets of $1.9 billion.

(2)	For more information on the ranges of inputs for equity correlation and long-dated volatilities, see the qualitative equity derivatives discussion on page 245.

(3)	Includes models such as Monte Carlo simulation and Black-Scholes.

(4)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
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

In addition to the instruments in the tables above, the Corporation held $934 million and $1.2 billion of instruments at September 30, 2013 and December 31, 2012 consisting primarily of certain direct private equity investments and private equity funds that were classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

For more information on the inputs and techniques used in the valuation of MSRs, see Note 19 – Mortgage Servicing Rights.

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

The level of aggregation and diversity within the products disclosed in the tables results in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At December 31, 2012, weighted averages were disclosed for all loans and securities. At September 30, 2013, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.

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

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three and nine months ended September 30, 2013 and 2012, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis
	September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$4,266	$274	$1	$(66)
Loans and leases (1)	23	5,114	(281)	(985)
Foreclosed properties (2)	17	1,293	21	23
Other assets	78	10	(7)	(15)

	September 30, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Assets
Loans held-for-sale	$3,551	$1,006	$—	$(6)
Loans and leases (1)	16	8,576	(1,548)	(3,422)
Foreclosed properties (2)	64	1,436	(20)	(68)
Other assets	32	111	(11)	(13)

(1)	Losses represent charge-offs on real estate-secured loans.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the fair value of, and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at September 30, 2013 and December 31, 2012.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements at September 30, 2013
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$5,114	Market comparables	OREO discount	0% to 19%	9%
Loans and leases	5,114		Cost to sell	8%	n/a

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements at December 31, 2012
Instruments backed by residential real estate assets	$9,932	Discounted cash flow, Market comparables	Yield	3% to 5%	3%
Loans held-for-sale	748		Prepayment speed	3% to 30%	15%
Loans and leases	9,184		Default rate	0% to 55%	7%
			Loss severity	6% to 66%	48%
			OREO discount	0% to 28%	15%
			Cost to sell	8%	n/a
Instruments backed by commercial real estate assets	$388	Discounted cash flow	Yield	4% to 13%	6%
Loans held-for-sale	388		Loss severity	24% to 88%	53%
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

NOTE 17 – Fair Value Option

The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 22 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2012 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2013 and December 31, 2012.

Fair Value Option Elections
	September 30, 2013			December 31, 2012
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets (1)	$2,510	$4,013	$(1,503)	$1,663	$2,879	$(1,216)
Trading inventory – other	3,106	n/a	n/a	2,170	n/a	n/a
Consumer and commercial loans	10,196	10,598	(402)	9,002	9,576	(574)
Loans held-for-sale	8,217	8,937	(720)	11,659	12,676	(1,017)
Securities financing agreements	164,816	164,556	260	141,309	140,791	518
Other assets	412	270	142	453	270	183
Long-term deposits	1,916	1,794	122	2,262	2,046	216
Asset-backed secured financings	762	1,105	(343)	741	1,176	(435)
Unfunded loan commitments	412	n/a	n/a	528	n/a	n/a
Short-term borrowings	2,082	2,082	—	3,333	3,333	—
Accrued expenses and other liabilities	20	20	—	—	—	—
Long-term debt (2, 3)	47,401	47,811	(410)	49,161	50,792	(1,631)

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at September 30, 2013 and December 31, 2012 relates to the impact of the Corporation's credit spreads as well as the fair value of the embedded derivative, where applicable.

(3)
Includes structured liabilities with a fair value of $36.1 billion and contractual principal outstanding of $35.9 billion at September 30, 2013 compared to $39.3 billion and $39.9 billion at December 31, 2012.

n/a = not applicable

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012. Of the changes in fair value for LHFS, gains of $52 million and $119 million were attributable to changes in borrower-specific credit risk for the three and nine months ended September 30, 2013 compared to gains of $117 million and $281 million for the same periods in 2012. Of the changes in fair value for loans and loan commitments, gains of $62 million and $218 million were attributable to changes in borrower-specific credit risk for the three and nine months ended September 30, 2013 compared to gains of $487 million and $975 million for the same periods in 2012. Changes to borrower-specific credit risk for loans reported as trading account assets were not material for the three and nine months ended September 30, 2013 and 2012.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended September 30, 2013
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$46	$—	$—	$46
Consumer and commercial loans	1	(38)	30	(7)
Loans held-for-sale (1)	5	174	79	258
Securities financing agreements	(23)	—	—	(23)
Other assets	—	—	(47)	(47)
Long-term deposits	(6)	—	13	7
Asset-backed secured financings	—	(20)	—	(20)
Unfunded loan commitments	—	—	76	76
Short-term borrowings	(1)	—	—	(1)
Accrued expenses and other liabilities	—	9	—	9
Long-term debt (2)	(191)	—	(152)	(343)
Total	$(169)	$125	$(1)	$(45)

	Three Months Ended September 30, 2012
Loans reported as trading account assets	$64	$—	$—	$64
Consumer and commercial loans	3	—	185	188
Loans held-for-sale (1)	20	675	87	782
Securities financing agreements	9	—	—	9
Long-term deposits	—	—	(20)	(20)
Asset-backed secured financings	—	(54)	—	(54)
Unfunded loan commitments	—	—	313	313
Short-term borrowings	(1)	—	—	(1)
Long-term debt (2)	(1,113)	—	(1,289)	(2,402)
Total	$(1,018)	$621	$(724)	$(1,121)

(1)	Includes the value of interest rate lock commitments on loans funded, including those already sold during the period.

(2)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spreads.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Nine Months Ended September 30, 2013
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$85	$—	$—	$85
Consumer and commercial loans	2	(38)	182	146
Loans held-for-sale (1)	(2)	685	38	721
Securities financing agreements	(39)	—	—	(39)
Other assets	—	—	(86)	(86)
Long-term deposits	30	—	67	97
Asset-backed secured financings	—	(71)	—	(71)
Unfunded loan commitments	—	—	122	122
Short-term borrowings	(29)	—	—	(29)
Accrued expenses and other liabilities	—	31	—	31
Long-term debt (2)	(100)	—	(232)	(332)
Total	$(53)	$607	$91	$645

	Nine Months Ended September 30, 2012
Loans reported as trading account assets	$198	$—	$—	$198
Consumer and commercial loans	8	—	430	438
Loans held-for-sale (1)	69	2,136	167	2,372
Securities financing agreements	(58)	—	—	(58)
Other assets	—	—	7	7
Asset-backed secured financings	—	(109)	—	(109)
Unfunded loan commitments	—	—	605	605
Short-term borrowings	18	—	—	18
Long-term debt (2)	(1,086)	—	(4,665)	(5,751)
Total	$(851)	$2,027	$(3,456)	$(2,280)

(1)	Includes the value of interest rate lock commitments on loans funded, including those already sold during the period.

(2)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spreads.

NOTE 18 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 16 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at September 30, 2013 and December 31, 2012 was carried at fair value on the Consolidated Balance Sheet.

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

Held-to-maturity Debt Securities

HTM debt securities, which consist of U.S. agency debt securities, are classified as Level 2 using the same methodologies as AFS U.S. agency debt securities. For more information on HTM debt securities, see Note 4 – Securities.

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

Mortgage Servicing Rights

Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, are classified as Level 3. For more information on MSRs, see Note 19 – Mortgage Servicing Rights.

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

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2013 and December 31, 2012 are presented in the table below.

Fair Value of Financial Instruments
	September 30, 2013				December 31, 2012
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$890,469	$105,404	$802,191	$907,595	$859,875	$105,119	$772,761	$877,880
Loans held-for-sale	15,001	13,447	1,554	15,001	19,413	15,087	4,321	19,408
Financial liabilities
Deposits	1,110,118	1,110,427	—	1,110,427	1,105,261	1,105,669	—	1,105,669
Long-term debt	255,331	261,903	2,063	263,966	275,585	281,173	2,301	283,474

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $888 million and $4.3 billion at September 30, 2013, and $1.0 billion and $4.5 billion at December 31, 2012. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 11 – Commitments and Contingencies.

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

The table below presents activity for residential first-lien MSRs for the three and nine months ended September 30, 2013 and 2012. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $10 million and $135 million at September 30, 2013 and December 31, 2012, and are not included in the tables in this Note.

Rollforward of Mortgage Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$5,827	$5,708	$5,716	$7,378
Additions	129	100	399	268
Sales	(729)	(15)	(1,774)	(113)
Amortization of expected cash flows (1)	(240)	(346)	(814)	(1,149)
Impact of changes in interest rates and other market factors (2)	24	(280)	1,162	(1,022)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to decreases in costs to service loans	9	113	23	506
Impact of changes in the Home Price Index	(197)	(62)	(399)	(42)
Impact of changes to the prepayment model	206	—	609	342
Other model changes (4)	29	(131)	136	(1,081)
Balance, September 30	$5,058	$5,087	$5,058	$5,087
Mortgage loans serviced for investors (in billions)	$616	$1,142	$616	$1,142

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows. Also included is a decrease of $929 million for the nine months ended September 30, 2012 due to changes in OAS rate inputs.

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

The $729 million and $1.8 billion of MSR sales during the three and nine months ended September 30, 2013 primarily relate to transfers completed under definitive agreements the Corporation entered into during 2013 to sell certain MSRs. The transfers of the MSRs have occurred in stages throughout 2013, and approximately 92 percent of the servicing encompassed by these agreements had been transferred as of September 30, 2013.

Significant economic assumptions in estimating the fair value of MSRs at September 30, 2013 and December 31, 2012 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the MSRs' fair value.

Significant Economic Assumptions
	September 30, 2013		December 31, 2012
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.08%	7.33%	4.00%	6.63%
Weighted-average life, in years	5.19	2.75	3.65	2.10

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

Sensitivity Impacts
	September 30, 2013
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.24	years	0.19	years	$303
Impact of 20% decrease	0.51		0.40		639

Impact of 10% increase	(0.22)		(0.16)		(275)
Impact of 20% increase	(0.42)		(0.31)		(526)
OAS level
Impact of 100 bps decrease					$261
Impact of 200 bps decrease					545

Impact of 100 bps increase					(240)
Impact of 200 bps increase					(461)

NOTE 20 – Business Segment Information

The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other.

Consumer & Business Banking

CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards in the U.S. to consumers and small businesses. Customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 5,200 banking centers, 16,200 ATMs, nationwide call centers, and online and mobile platforms. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions through a network of offices and client relationship teams along with various product partners to U.S.-based companies generally with annual sales of $1 million to $50 million. CBB results are impacted by the migration of clients and their deposit and loan balances between CBB and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated. During the second quarter of 2013, consumer DFS results were moved to CBB from Global Banking to align this business more closely with the Corporation's consumer lending activity and better serve the needs of its customers. Prior periods were reclassified to conform to current period presentation.

Consumer Real Estate Services

CRES provides an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOCs) and home equity loans. First mortgage products are generally either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the balance sheet in All Other for ALM purposes. Newly originated HELOCs and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

The financial results of the on-balance sheet loans are reported in the business segment that owns the loans or All Other. CRES is not impacted by the Corporation's first mortgage production retention decisions as CRES is compensated for loans held for ALM purposes on a management accounting basis, with a corresponding offset recorded in All Other, and for servicing loans owned by other business segments and All Other. CRES also includes the impact of migrating customers and their related loan balances between GWIM and CRES. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business segment to which loans were transferred.

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through the Corporation's network of offices and client relationship teams. Global Banking's lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Banking's treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also works with clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. Global Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships, not-for-profit companies, large global corporations, financial institutions and leasing clients. During the second quarter of 2013, the results of consumer DFS, previously reported in Global Banking, were moved into CBB and prior periods have been reclassified to conform to current period presentation.

Global Markets

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of market-making activities in these products, Global Markets may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, MBS, commodities and ABS. The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment.

Global Wealth & Investment Management

GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to the ultra-wealthy. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management, and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients. GWIM results are impacted by the net migration of clients and their related deposit and loan balances between GWIM and other businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

All Other

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to the business segments. Additionally, All Other includes certain residential mortgage loans that are managed by CRES.

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

The following tables present total revenue, net of interest expense, on a FTE basis, and net income (loss) for the three and nine months ended September 30, 2013 and 2012, and total assets at September 30, 2013 and 2012 for each business segment, as well as All Other.

Business Segments
At and for the Three Months Ended September 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Net interest income (FTE basis)	$10,479	$10,167	$5,056	$4,824	$733	$719
Noninterest income	11,264	10,490	2,468	2,437	844	2,364
Total revenue, net of interest expense (FTE basis)	21,743	20,657	7,524	7,261	1,577	3,083
Provision for credit losses	296	1,774	761	1,006	(308)	263
Amortization of intangibles	270	315	126	156	—	—
Other noninterest expense	16,119	17,229	3,854	3,955	3,419	4,180
Income (loss) before income taxes	5,058	1,339	2,783	2,144	(1,534)	(1,360)
Income tax expense (benefit) (FTE basis)	2,561	999	1,004	793	(534)	(503)
Net income (loss)	$2,497	$340	$1,779	$1,351	$(1,000)	$(857)
Period-end total assets	$2,126,653	$2,166,162	$588,627	$540,419	$115,424	$138,120

			Global Banking		Global Markets
			2013	2012	2013	2012
Net interest income (FTE basis)			$2,201	$2,009	$975	$929
Noninterest income			1,808	1,777	2,401	2,349
Total revenue, net of interest expense (FTE basis)			4,009	3,786	3,376	3,278
Provision for credit losses			322	23	47	31
Amortization of intangibles			16	20	16	16
Other noninterest expense			1,912	1,916	2,868	2,559
Income before income taxes			1,759	1,827	445	672
Income tax expense (FTE basis)			625	676	1,223	948
Net income (loss)			$1,134	$1,151	$(778)	$(276)
Period-end total assets			$373,110	$325,488	$601,139	$600,154

			Global Wealth & Investment Management		All Other
			2013	2012	2013	2012
Net interest income (FTE basis)			$1,478	$1,413	$36	$273
Noninterest income (loss)			2,912	2,670	831	(1,107)
Total revenue, net of interest expense (FTE basis)			4,390	4,083	867	(834)
Provision for credit losses			23	61	(549)	390
Amortization of intangibles			95	101	17	22
Other noninterest expense			3,153	3,014	913	1,605
Income (loss) before income taxes			1,119	907	486	(2,851)
Income tax expense (benefit) (FTE basis)			400	336	(157)	(1,251)
Net income (loss)			$719	$571	$643	$(1,600)
Period-end total assets			$270,484	$268,408	$177,869	$293,573

(1)	There were no material intersegment revenues.

Business Segments
At and for the Nine Months Ended September 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Net interest income (FTE basis)	$32,125	$31,002	$15,103	$14,984	$2,175	$2,200
Noninterest income	35,975	34,342	7,267	7,405	3,829	6,076
Total revenue, net of interest expense (FTE basis)	68,100	65,344	22,370	22,389	6,004	8,276
Provision for credit losses	3,220	5,965	2,680	3,069	318	957
Amortization of intangibles	820	955	380	472	—	—
Other noninterest expense	51,087	52,778	11,935	12,349	12,219	11,583
Income (loss) before income taxes	12,973	5,646	7,375	6,499	(6,533)	(4,264)
Income tax expense (benefit) (FTE basis)	4,981	2,190	2,754	2,398	(2,439)	(1,529)
Net income (loss)	$7,992	$3,456	$4,621	$4,101	$(4,094)	$(2,735)
Period-end total assets	$2,126,653	$2,166,162	$588,627	$540,419	$115,424	$138,120

			Global Banking		Global Markets
			2013	2012	2013	2012
Net interest income (FTE basis)			$6,613	$6,036	$3,097	$2,557
Noninterest income			5,564	5,686	9,337	8,707
Total revenue, net of interest expense (FTE basis)			12,177	11,722	12,434	11,264
Provision for credit losses			634	(404)	36	17
Amortization of intangibles			48	61	49	48
Other noninterest expense			5,578	5,804	8,680	8,620
Income before income taxes			5,917	6,261	3,669	2,579
Income tax expense (FTE basis)			2,210	2,309	2,321	1,531
Net income			$3,707	$3,952	$1,348	$1,048
Period-end total assets			$373,110	$325,488	$601,139	$600,154

			Global Wealth & Investment Management		All Other
			2013	2012	2013	2012
Net interest income (FTE basis)			$4,579	$4,337	$558	$888
Noninterest income (loss)			8,731	7,987	1,247	(1,519)
Total revenue, net of interest expense (FTE basis)			13,310	12,324	1,805	(631)
Provision for credit losses			30	154	(478)	2,172
Amortization of intangibles			293	310	50	64
Other noninterest expense			9,480	9,214	3,195	5,208
Income (loss) before income taxes			3,507	2,646	(962)	(8,075)
Income tax expense (benefit) (FTE basis)			1,310	977	(1,175)	(3,496)
Net income (loss)			$2,197	$1,669	$213	$(4,579)
Period-end total assets			$270,484	$268,408	$177,869	$293,573

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Segments' total revenue, net of interest expense (FTE basis)	$20,876	$21,491	$66,295	$65,975
Adjustments:
ALM activities (1)	(180)	(930)	(590)	(1,623)
Equity investment income	1,121	172	2,217	566
Liquidating businesses and other	(74)	(76)	178	426
FTE basis adjustment	(213)	(229)	(646)	(670)
Consolidated revenue, net of interest expense	$21,530	$20,428	$67,454	$64,674

Segments' net income	$1,854	$1,940	$7,779	$8,035
Adjustments, net-of-taxes:
ALM activities	(71)	(1,156)	(748)	(3,209)
Equity investment income	706	108	1,397	357
Liquidating businesses and other	8	(552)	(436)	(1,727)
Consolidated net income	$2,497	$340	$7,992	$3,456

			September 30
			2013	2012
Segments' total assets			$1,948,784	$1,872,589
Adjustments:
ALM activities, including securities portfolio			662,206	677,585
Equity investments			2,625	5,626
Liquidating businesses and other			70,991	124,053
Elimination of segment asset allocations to match liabilities			(557,953)	(513,691)
Consolidated total assets			$2,126,653	$2,166,162

(1)
Includes negative fair value adjustments on structured liabilities related to the improvement in the Corporation's credit spreads of $152 million and $232 million for the three and nine months ended September 30, 2013 compared to negative adjustments of $1.3 billion and $4.7 billion for the same periods in 2012.

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

Item 1A. Risk Factors

The following supplements the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation's 2012 Annual Report on Form 10-K captioned “We are subject to significant financial and reputational risks from potential legal liability and regulatory action.” and “Damage to our reputation could significantly harm our businesses, including our competitive position and business prospects.”

The current environment of heightened scrutiny may subject us to governmental or regulatory inquiries, investigations, actions, penalties and fines, including by the RMBS Working Group of the Financial Fraud Enforcement Task Force, or by other regulators or government agencies that could significantly adversely affect our reputation and result in material costs to us in excess of current reserves and management's estimate of the aggregate range of possible loss for litigation matters.

The disclosures in the risk factors cited above remain unchanged, except as specifically supplemented above. Except as supplemented above, there are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation's 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended September 30, 2013. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
July 1 - 31, 2013	37	$12.93	—	$3,997
August 1 - 31, 2013	44,531	14.45	44,347	3,356
September 1 - 30, 2013	15,658	14.38	15,653	3,131
Three Months Ended September 30, 2013	60,226	14.43

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 14, 2013, the Corporation announced that its Board of Directors authorized the repurchase of up to $5.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, over four quarters beginning with the second quarter of 2013. For additional information, see Capital Management – Regulatory Capital on page 71 and Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of its equity securities during the three months ended September 30, 2013.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant's Quarterly Report on Form10-Q (File No. 1-6523) for the quarterly period ended June 30, 2013 filed on August 1, 2013

Exhibit 3(b)
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K (File No. 1-6523) filed on August 22, 2013

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

Bank of America Corporation Registrant

Date:	October 30, 2013	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant's Quarterly Report on Form10-Q (File No. 1-6523) for the quarterly period ended June 30, 2013 filed on August 1, 2013

Exhibit 3(b)
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K (File No. 1-6523) filed on August 22, 2013

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