Form 10-Q
period 2014-03-31
BANK OF AMERICA CORP /DE/
filed 2014-05-01
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Yes      No ✓
On April 30, 2014, there were 10,515,659,722 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipates," "targets," "expects," "hopes," "estimates," "intends," "plans," "goal," "believes," "continue" and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the Corporation's current expectations, plans or forecasts of its future results and revenues, and future business and economic conditions more generally, and other matters. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K, and in any of the Corporation's subsequent Securities and Exchange Commission filings: the potential negative impacts of the Corporation’s adjustment to its regulatory capital ratios, including, without limitation, that there can be no assurance as to the timing of completion of the third-party review, the results of that review or the Federal Reserve's review of the resubmitted Comprehensive Capital Analysis and Review, or as to the revised capital actions that will be approved by the Federal Reserve, if any; the Corporation’s ability to resolve representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more counterparties, including monolines or private-label and other investors; the possibility that final court approval of negotiated settlements is not obtained; the possibility that the court decision with respect to the BNY Mellon Settlement is overturned on appeal in whole or in part; potential claims, damages, penalties and fines resulting from pending or future litigation and regulatory proceedings, including proceedings instituted by the U.S. Department of Justice, state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force concerning mortgage-related matters; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation’s competitive practices; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; the possibility that future claims, damages, penalties and fines may occur in excess of the Corporation's recorded liability and estimated range of possible losses for litigation exposures; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; uncertainties related to the timing and pace of Federal Reserve tapering of quantitative easing, and the impact on global interest rates, currency exchange rates, and economic conditions in a number of countries; the possibility of future inquiries or investigations regarding pending or completed foreclosure activities; the possibility that unexpected foreclosure delays could impact the rate of decline of default-related servicing costs; uncertainty regarding timing and the potential impact of regulatory capital and liquidity requirements (including Basel 3); the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Corporation’s businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation’s actions to mitigate such impacts; the potential impact of implementing and conforming to the Volcker Rule; the potential impact of future derivative regulations; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; reputational damage that may result from negative publicity, fines and penalties from regulatory violations and judicial proceedings; the Corporation’s ability to fully realize the cost savings in Legacy Assets & Servicing and the cost savings and other anticipated benefits from Project New BAC, including in accordance with currently anticipated timeframes; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks; the impact on the Corporation’s business, financial condition and results of operations of a potential higher interest rate environment; and other similar matters.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under two national bank charters: Bank of America, National Association (Bank of America, N.A. or BANA) and FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On April 16, 2014, FIA and BANA filed an application with the Office of the Comptroller of the Currency (OCC) for consent to merge FIA into BANA and, if approved, expect to complete the merger on October 1, 2014. At March 31, 2014, the Corporation had approximately $2.1 trillion in assets and approximately 239,000 full-time equivalent employees.

As of March 31, 2014, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and we serve approximately 49 million consumer and small business relationships with approximately 5,100 banking centers, 16,200 ATMs, nationwide call centers, and leading online (www.bankofamerica.com) and mobile banking platforms. We offer industry-leading support to more than three million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

First Quarter 2014 Economic and Business Environment

In the U.S., economic growth slowed significantly in the first quarter of 2014 following healthy growth in the second half of 2013. Severe winter weather restrained manufacturing, housing activity and retail spending. Employment gains remained moderate and steady, and the unemployment rate of 6.7 percent remained unchanged from year end. Core inflation also remained unchanged from year end at almost a full percentage point below the Board of Governors of the Federal Reserve System's (Federal Reserve) longer-term target of two percent. Retail spending and manufacturing began to rebound late in the quarter, primarily driven by improved weather conditions.

With financial markets impacted by Russian-Ukrainian tensions, U.S. Treasury yields declined modestly over the quarter, while equity markets were essentially flat. During the first quarter of 2014, the Federal Reserve reduced, as previously announced, its securities purchases, bringing targeted monthly purchases to $55 billion in April. The Federal Reserve also indicated that it was likely to continue to reduce the pace of its purchases.

Internationally, Europe experienced sustained economic improvement in the first quarter of 2014, particularly in the U.K. where unemployment is down and job growth has been steady. Monetary policies in Japan led to accelerated economic expansion in the first quarter of 2014. China’s economy remained stable amid its latest set of reforms designed to address potential imbalances, including its housing market. However, growth rates in a number of emerging nations have decreased amid rising interest rates and uncertainty surrounding increased political unrest and potential international sanctions. For more information on our international exposure, see Non-U.S. Portfolio on page 104.

Recent Events

Capital Management

On March 26, 2014, we announced that the Federal Reserve had informed us that it completed its 2014 Comprehensive Capital Analysis and Review (CCAR) and did not object to our 2014 capital plan, which included a request to repurchase up to $4.0 billion of common stock over four quarters and to increase the quarterly common stock dividend to $0.05 per share with both actions beginning in the second quarter of 2014. However, on April 28th, we announced the revision of certain regulatory capital amounts and ratios that were included in an April 16th announcement of our results for the first quarter of 2014 (earnings announcement). The April 28th announcement also refers to the suspension of our previously announced planned 2014 capital actions and stated that we will resubmit the Corporation’s capital plan pursuant to the 2014 CCAR to the Federal Reserve.
More specifically, with regard to the regulatory capital revisions, our earnings announcement included estimated preliminary Basel 3 capital amounts and ratios under the Standardized approach on both a transition and fully phased-in basis and under the Advanced approaches on a fully phased-in basis, as well as Basel 1 capital amounts and ratios for 2013. Subsequent to the earnings announcement, we discovered an incorrect adjustment being applied in the determination of regulatory capital related to the treatment of the fair value option adjustment for structured notes assumed in the Merrill Lynch & Co, Inc. acquisition in 2009, resulting in an overstatement of regulatory capital amounts and ratios. The Corporation's historical consolidated financial statements, including shareholders' equity, have been properly stated in accordance with accounting principles generally accepted in the United States of America (GAAP).

We are required to update and resubmit our 2014 CCAR submission by May 27th, unless that period is extended by the Federal Reserve. We must address the quantitative errors in our capital plan as part of the resubmission and will undertake a third-party review of our regulatory capital reporting. We expect any requested capital actions that may be included in our revised 2014 CCAR capital plan to be less than the capital actions announced on March 26th.
Until the Federal Reserve acts on our 2014 CCAR resubmission, we must obtain the Federal Reserve's approval prior to any capital distributions. However, the Federal Reserve has approved certain capital actions, including continued payment of a quarterly common stock dividend of $0.01 per share, the amendment to the terms of the Corporation’s 6% Cumulative Perpetual Preferred Stock, Series T (Series T Preferred Stock) as described below and the redemption or repurchase of a limited amount of trust preferred securities and subordinated debt. Additional common share buybacks were not included in this approval.
During the first quarter, pursuant to the share repurchase authorization announced in March 2013, we repurchased and retired 86.7 million common shares for an aggregate purchase price of approximately $1.4 billion. In April 2014, prior to the suspension of our 2014 CCAR capital plan, we repurchased and retired 14.4 million common shares for an aggregate purchase price of approximately $233 million.
See Capital Management on page 54 for additional information including the capital amounts and ratios for the three months ended March 31, 2014 and the revised ratios for 2013.

Regulatory and Governmental Investigations

We are subject to inquiries and investigations, and may be subject to penalties and fines by the U.S. Department of Justice (DOJ), state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (collectively, the Governmental Authorities), regarding our residential mortgage-backed securities (RMBS) and other mortgage-related matters. We are also a party to civil litigation proceedings brought by the DOJ and certain other Governmental Authorities regarding our RMBS. We continue to cooperate with and have had discussions about a potential resolution of these matters with certain Governmental Authorities. There can be no assurances that these discussions will lead to a resolution of any or all of the matters. For more information, see Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

Recent Settlements

FHFA

On March 25, 2014, we entered into a settlement with the Federal Housing Finance Agency (FHFA) as conservator of Fannie Mae (FNMA) and Freddie Mac (FHLMC) to resolve (1) all outstanding RMBS litigation between FHFA, FNMA and FHLMC, and the Corporation and its affiliates, and (2) other legacy contract claims related to representations and warranties (collectively, the FHFA Settlement). In connection with the FHFA Settlement, on April 1, 2014, we paid FNMA and FHLMC, collectively, $9.5 billion and received from them RMBS with a fair market value of approximately $3.2 billion, for a net cost of $6.3 billion. The total costs associated with the FHFA Settlement were covered by previously established reserves and an additional charge of $3.7 billion recorded as of

March 31, 2014. For additional information, including a description of the FHFA Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

FGIC

On April 7, 2014, we entered into a settlement with Financial Guaranty Insurance Company (FGIC) for certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance. In addition, on April 11, 2014, separate settlements were entered into with The Bank of New York Mellon (BNY Mellon) as trustee with respect to seven of those trusts. The agreements resolve all outstanding litigation between FGIC and the Corporation, as well as outstanding and potential claims by FGIC and the trustee related to alleged representations and warranties breaches and other claims involving second-lien RMBS trusts for which FGIC provided financial guarantee insurance.

In addition to the seven trust settlements with BNY Mellon that have already been completed, two remaining trust settlements are subject to additional investor approval. The process is scheduled to be completed on or before May 27, 2014. We have made payments totaling $900 million under the FGIC and the completed trust settlements and will pay an additional $50 million if and when the remaining two trust settlements are completed. The total costs of the FGIC and trust settlements were covered by previously established reserves. For additional information, including a description of the settlements, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

CFPB and OCC

On April 9, 2014, we announced a settlement with the Consumer Financial Protection Bureau (CFPB) and the OCC to resolve issues related to the marketing and sale of credit card debt cancellation products and billing of identity theft protection products. Under the terms of the settlement, we paid, in April 2014, $45 million in civil monetary penalties and will provide approximately $738 million in refunds to affected consumers, a substantial amount of which has previously been refunded to consumers. The penalties and customer refund payments are covered by previously established reserves. In addition, we have agreed to certain enhancements in our vendor, third-party provider and risk management programs for certain products. For additional information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

BNY Mellon

In the first quarter of 2014, the New York Supreme Court entered final judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee's conduct only with respect to the Trustee's consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. The court's January 31, 2014 decision, order and judgment remain subject to ongoing appeals, as well as two motions to reargue, and it is not possible at this time to predict the timing of appeals or when the court approval process will be completed. For additional information, including a description of the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Basel 3 Standardized and Advanced Approaches

The final Basel 3 rules became effective on January 1, 2014, and for 2014, we will report under Basel 3 under the Standardized approach on a transition basis. Various aspects of Basel 3 will be subject to multi-year transition periods through December 31, 2018 and Basel 3 generally continues to be subject to interpretation by the U.S. banking regulators. Basel 3 materially changes Tier 1 and Total capital calculations and formally establishes a common equity tier 1 capital ratio. Basel 3 introduces new minimum capital ratios and buffer requirements and a supplementary leverage ratio; changes the composition of regulatory capital; revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework; expands and modifies the risk-sensitive calculation of risk-weighted assets for credit and market risk (the Advanced approaches); and introduces a Standardized approach for the calculation of risk-weighted assets. On April 8, 2014, U.S. banking regulators voted to adopt a final rule to modify the supplementary leverage ratio minimum requirements under Basel 3 effective in 2018. For additional information, see Capital Management – Regulatory Capital on page 56.

Series T Preferred Stock

In 2013, we entered into an agreement with Berkshire Hathaway, Inc. and its affiliates (Berkshire), who hold all the outstanding shares of the Corporation’s Series T Preferred Stock to amend the terms of the Series T Preferred Stock such that it will qualify as Tier 1 capital. If our stockholders approve the Series T Preferred Stock amendment at the annual meeting of stockholders to be held on May 7, 2014 and it becomes effective, our Tier 1 capital will increase by approximately $2.9 billion, which will benefit our Tier 1 capital and leverage ratios. For more information on the Series T Preferred Stock, see Capital Management – Regulatory Capital on page 56.

Selected Financial Data

Table 1 provides selected consolidated financial data for the three months ended March 31, 2014 and 2013, and at March 31, 2014 and December 31, 2013.

Table 1
Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2014	2013
Income statement
Revenue, net of interest expense (FTE basis) (1)	$22,767	$23,408
Net income (loss)	(276)	1,483
Diluted earnings (loss) per common share (2)	(0.05)	0.10
Dividends paid per common share	0.01	0.01
Performance ratios
Return on average assets	n/m	0.27%
Return on average tangible shareholders' equity (1)	n/m	3.69
Efficiency ratio (FTE basis) (1)	97.68%	83.31
Asset quality
Allowance for loan and lease losses at period end	$16,618	$22,441
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (3)	1.84%	2.49%
Nonperforming loans, leases and foreclosed properties at period end (3)	$17,732	$22,842
Net charge-offs (4)	1,388	2,517
Annualized net charge-offs as a percentage of average loans and leases outstanding (3, 4)	0.62%	1.14%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (3)	0.64	1.18
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (3)	0.79	1.52
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (4)	2.95	2.20
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	2.58	1.76
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs	2.30	1.65

	March 31 2014	December 31 2013
Balance sheet
Total loans and leases	$916,217	$928,233
Total assets	2,149,851	2,102,273
Total deposits	1,133,650	1,119,271
Total common shareholders' equity	218,536	219,333
Total shareholders' equity	231,888	232,685
Capital ratios (5, 6)
Common equity tier 1 capital	11.8%	n/a
Tier 1 common capital	n/a	10.9%
Tier 1 capital	11.9	12.2
Total capital	14.8	15.1
Tier 1 leverage	7.4	7.7

(1)
Fully taxable-equivalent basis (FTE), return on average tangible shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 15.

(2)
The diluted earnings (loss) per common share excludes the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive for the three months ended March 31, 2014 because of the net loss.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 90 and corresponding Table 43, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 99 and corresponding Table 52.

(4)
Net charge-offs exclude $391 million of write-offs in the purchased credit-impaired loan portfolio for the three months ended March 31, 2014 compared to $839 million for the same period in 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

(5)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) at December 31, 2013.

(6)	Capital ratios for December 31, 2013 were adjusted as more fully described in Capital Management – CCAR and Capital Planning on page 55.
n/a = not applicable
n/m = not meaningful

Financial Highlights

The results for the three months ended March 31, 2014 were a net loss of $276 million, or $0.05 per diluted share compared to net income of $1.5 billion, or $0.10 per diluted share for the same period in 2013. Although the FHFA Settlement and the establishment of additional reserves primarily for legacy mortgage-related matters resulted in an increase of $3.8 billion in litigation expense compared to the same period in 2013, our capital and liquidity levels remained strong, credit quality continued to improve, and we continue to focus on streamlining processes and achieving cost savings.

Table 2
Summary Income Statement
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Net interest income (FTE basis) (1)	$10,286	$10,875
Noninterest income	12,481	12,533
Total revenue, net of interest expense (FTE basis) (1)	22,767	23,408
Provision for credit losses	1,009	1,713
Noninterest expense	22,238	19,500
Income (loss) before income taxes	(480)	2,195
Income tax expense (benefit) (FTE basis) (1)	(204)	712
Net income (loss)	(276)	1,483
Preferred stock dividends	238	373
Net income (loss) applicable to common shareholders	$(514)	$1,110

Per common share information
Earnings (loss)	$(0.05)	$0.10
Diluted earnings (loss)	(0.05)	0.10

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 15.

Net Interest Income

Net interest income on a fully taxable-equivalent (FTE) basis decreased $589 million to $10.3 billion for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily due to lower yields on debt securities including the impact of market-related premium amortization expense, lower consumer loan balances as well as lower loan yields, and decreased trading-related net interest income, partially offset by reductions in long-term debt balances and yields, higher commercial loan balances and lower rates paid on deposits. The net interest yield on a FTE basis decreased seven basis points (bps) to 2.29 percent for the three months ended March 31, 2014 compared to the same period in 2013 due to the same factors as described above. Given the additional liquidity during the quarter, coupled with the average balance impact of seasonally lower consumer loan balances, we expect that net interest income in the second quarter of 2014 may be slightly lower compared to the level for the first quarter, excluding market-related adjustments, before increasing modestly throughout the second half of 2014.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Card income	$1,393	$1,410
Service charges	1,826	1,799
Investment and brokerage services	3,269	3,027
Investment banking income	1,542	1,535
Equity investment income	784	563
Trading account profits	2,467	2,989
Mortgage banking income	412	1,263
Gains on sales of debt securities	377	68
Other income (loss)	412	(112)
Net impairment losses recognized in earnings on AFS debt securities	(1)	(9)
Total noninterest income	$12,481	$12,533

Noninterest income decreased $52 million to $12.5 billion for the three months ended March 31, 2014 compared to the same period in 2013. The following highlights the significant changes.

•	Investment and brokerage services income increased $242 million primarily driven by higher market levels and the impact of long-term assets under management (AUM) inflows.

•	Equity investment income increased $221 million primarily due to a gain on the sale of the remaining portion of an equity investment.

•
Trading account profits decreased $522 million. Net debit valuation adjustment (DVA) losses on derivatives were $85 million for the three months ended March 31, 2014 compared to $55 million in the prior-year period. Excluding net DVA on derivatives, trading account profits decreased $492 million primarily due to decreases in our rates and currencies businesses driven by declines in market volumes and reduced volatility.

•	Mortgage banking income decreased $851 million primarily driven by lower servicing income and core production revenue, partially offset by lower representations and warranties provision.

•
Other income increased to $412 million from a loss of $112 million in the prior-year period. The increase was due to the write-down of a monoline receivable in the prior-year period and positive DVA on structured liabilities of $197 million compared to negative DVA of $90 million for the same period in 2013.

Provision for Credit Losses

The provision for credit losses decreased $704 million to $1.0 billion compared to the prior-year period. The provision for credit losses was $379 million lower than net charge-offs resulting in a reduction in the allowance for credit losses compared to a reduction of $804 million in the prior-year period. The reduction in provision was driven by portfolio improvement, including increased home prices in the consumer real estate portfolio, as well as lower levels of delinquencies in the consumer lending portfolio within CBB. This was partially offset by higher provision for credit losses in the commercial portfolio as the decline in net charge-offs was more than offset by increased reserves.

Net charge-offs totaled $1.4 billion, or 0.62 percent of average loans and leases for the three months ended March 31, 2014 compared to $2.5 billion, or 1.14 percent for the same period in 2013. The decrease in net charge-offs was due to credit quality improvement across nearly all major portfolios.

If the economy and our asset quality continue to improve, we anticipate moderate reductions in both the allowance for credit losses and net charge-offs in subsequent quarters in 2014. For more information on the provision for credit losses, see Provision for Credit Losses on page 108.

Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Personnel	$9,749	$9,891
Occupancy	1,115	1,154
Equipment	546	550
Marketing	442	429
Professional fees	558	649
Amortization of intangibles	239	276
Data processing	833	812
Telecommunications	370	409
Other general operating	8,386	5,330
Total noninterest expense	$22,238	$19,500

Noninterest expense increased $2.7 billion to $22.2 billion for the three months ended March 31, 2014 compared to the same period in 2013 primarily driven by a $3.1 billion increase in other general operating expense. The increase in other general operating expense reflected a $3.8 billion increase in litigation expense to $6.0 billion as a result of the FHFA Settlement and the establishment of additional reserves primarily for legacy mortgage-related matters, partially offset by a decline in other operating expenses in Legacy Assets & Servicing. Personnel expense decreased $142 million as we continued to streamline processes and achieve cost savings. Noninterest expense also included $956 million of annual expense associated with retirement-eligible stock compensation for the three months ended March 31, 2014 compared to $893 million for the same period in 2013.

In connection with Project New BAC, which was first announced in the third quarter of 2011, we continue to achieve cost savings in certain noninterest expense categories as we further streamline workflows, simplify processes and align expenses with our overall strategic plan and operating principles. We expect total cost savings from Project New BAC, since inception of the project, to reach $8 billion on an annualized basis, or $2 billion per quarter. We are on track to achieve the quarterly savings by mid-2015.

Income Tax Expense

Table 5
Income Tax Expense (Benefit)
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Income (loss) before income taxes	$(681)	$1,984
Income tax expense (benefit)	(405)	501
Effective tax rate	(59.5)%	25.3%

The effective tax rate for the three months ended March 31, 2014 was primarily driven by our recurring tax preference items and by certain accruals estimated to be nondeductible, largely offset by discrete tax benefits, principally from the resolution of certain tax matters. The effective tax rate for the three months ended March 31, 2013 was primarily driven by our recurring tax preference items. We expect an effective tax rate of approximately 31 percent, absent any unusual items, for the remainder of 2014.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
				Average Balance
	March 31 2014	December 31 2013	% Change	Three Months Ended March 31		% Change
(Dollars in millions)				2014	2013
Assets
Cash and cash equivalents	$151,645	$131,322	15%	$140,828	$92,846	52%
Federal funds sold and securities borrowed or purchased under agreements to resell	215,299	190,328	13	212,504	237,463	(11)
Trading account assets	195,949	200,993	(3)	203,836	239,964	(15)
Debt securities	340,696	323,945	5	329,711	356,399	(7)
Loans and leases	916,217	928,233	(1)	919,482	906,259	1
Allowance for loan and lease losses	(16,618)	(17,428)	(5)	(17,144)	(23,593)	(27)
All other assets	346,663	344,880	1	350,049	403,092	(13)
Total assets	$2,149,851	$2,102,273	2	$2,139,266	$2,212,430	(3)
Liabilities
Deposits	$1,133,650	$1,119,271	1	$1,118,178	$1,075,280	4
Federal funds purchased and securities loaned or sold under agreements to repurchase	203,108	198,106	3	204,804	300,938	(32)
Trading account liabilities	89,076	83,469	7	90,448	92,047	(2)
Short-term borrowings	51,409	45,999	12	48,167	36,706	31
Long-term debt	254,785	249,674	2	253,678	273,999	(7)
All other liabilities	185,935	173,069	7	187,438	196,465	(5)
Total liabilities	1,917,963	1,869,588	3	1,902,713	1,975,435	(4)
Shareholders' equity	231,888	232,685	—	236,553	236,995	—
Total liabilities and shareholders' equity	$2,149,851	$2,102,273	2	$2,139,266	$2,212,430	(3)

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

Assets

At March 31, 2014, total assets were approximately $2.1 trillion, up $47.6 billion from December 31, 2013. The key drivers were higher securities borrowed or purchased under agreements to resell to cover an increase in client short positions, an increase in cash and cash equivalents primarily due to higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks in connection with anticipated Basel 3 Liquidity Coverage Ratio (LCR) requirements, and higher debt securities driven by treasury purchases in the investment portfolio. These increases were partially offset by a decline in consumer loan balances due to paydowns and net charge-offs outpacing new originations and repurchases of certain consumer loans.

Average total assets decreased $73.2 billion for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was driven by a decline in trading account assets due to a reduction in treasuries inventory, lower debt securities driven by paydowns, sales, and decreases in fair value of available-for-sale (AFS) debt securities, a decline in consumer loans due to run-off and paydowns outpacing originations, and a decline in securities borrowed or purchased under agreements to repurchase due to a lower matched-book. The decrease in average total assets was also driven by a decline in all other assets primarily due to decreases in customer and other receivables, derivative dealer assets, other earning assets and loans held-for-sale (LHFS). The decrease in average total assets was offset by increases in cash and cash equivalents primarily driven by higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks and commercial lending driven by higher customer demand.

Liabilities and Shareholders' Equity

At March 31, 2014, total liabilities were approximately $1.9 trillion, up $48.4 billion from December 31, 2013 primarily driven by an increase in deposits and higher all other liabilities primarily due to higher cash clearing balances and dealer payables. The increase in total liabilities was also driven by higher trading account liabilities, an increase in short-term borrowings due to increases in Federal Home Loan Bank (FHLB) advances and long-term debt, as well as higher securities loaned or sold under agreements to repurchase due to increased funding of trading inventory.

Average total liabilities decreased $72.7 billion for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily driven by a decline in securities loaned or sold under agreements to repurchase due to a lower matched-book, lower funding inventory and planned reductions in long-term debt, partially offset by growth in deposits.

At March 31, 2014, shareholders' equity of $231.9 billion remained relatively unchanged from December 31, 2013 driven by common stock repurchases and a net loss, partially offset by an increase in the fair value of AFS debt securities, which is recorded in accumulated other comprehensive income (OCI).

Average shareholders' equity of $236.6 billion remained relatively unchanged for the three months ended March 31, 2014 compared to the same period in 2013 as net preferred stock redemptions, decreases in the fair value of AFS debt securities, which is recorded in accumulated OCI, and common stock repurchases were partially offset by earnings.

Table 7
Selected Quarterly Financial Data
	2014 Quarter	2013 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$10,085	$10,786	$10,266	$10,549	$10,664
Noninterest income	12,481	10,702	11,264	12,178	12,533
Total revenue, net of interest expense	22,566	21,488	21,530	22,727	23,197
Provision for credit losses	1,009	336	296	1,211	1,713
Noninterest expense	22,238	17,307	16,389	16,018	19,500
Income (loss) before income taxes	(681)	3,845	4,845	5,498	1,984
Income tax expense (benefit)	(405)	406	2,348	1,486	501
Net income (loss)	(276)	3,439	2,497	4,012	1,483
Net income (loss) applicable to common shareholders	(514)	3,183	2,218	3,571	1,110
Average common shares issued and outstanding	10,561	10,633	10,719	10,776	10,799
Average diluted common shares issued and outstanding (1)	10,561	11,404	11,482	11,525	11,155
Performance ratios
Return on average assets	n/m	0.64%	0.47%	0.74%	0.27%
Four quarter trailing return on average assets (2)	0.45%	0.53	0.40	0.30	0.23
Return on average common shareholders' equity	n/m	5.74	4.06	6.55	2.06
Return on average tangible common shareholders' equity (3)	n/m	8.61	6.15	9.88	3.12
Return on average tangible shareholders' equity (3)	n/m	8.53	6.32	9.98	3.69
Total ending equity to total ending assets	10.79	11.07	10.92	10.88	10.91
Total average equity to total average assets	11.06	10.93	10.85	10.76	10.71
Dividend payout	n/m	3.33	4.82	3.01	9.75
Per common share data
Earnings (loss)	$(0.05)	$0.30	$0.21	$0.33	$0.10
Diluted earnings (loss) (1)	(0.05)	0.29	0.20	0.32	0.10
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	20.75	20.71	20.50	20.18	20.19
Tangible book value (3)	13.81	13.79	13.62	13.32	13.36
Market price per share of common stock
Closing	$17.20	$15.57	$13.80	$12.86	$12.18
High closing	17.92	15.88	14.95	13.83	12.78
Low closing	16.10	13.69	12.83	11.44	11.03
Market capitalization	$181,117	$164,914	$147,429	$138,156	$131,817

(1)
The diluted earnings (loss) per common share excluded the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in the first quarter of 2014 because of the net loss.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 15.

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 73.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 90 and corresponding Table 43, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 99 and corresponding Table 52.

(7)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $391 million, $741 million, $443 million, $313 million and $839 million of write-offs in the purchased credit-impaired loan portfolio in the first quarter of 2014 and in the fourth, third, second and first quarters of 2013, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

(9)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) for 2013.

(10)	Capital ratios for 2013 were adjusted as more fully described in Capital Management – CCAR and Capital Planning on page 55.
n/a = not applicable; n/m = not meaningful

Table 7
Selected Quarterly Financial Data (continued)
	2014 Quarter	2013 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Average balance sheet
Total loans and leases	$919,482	$929,777	$923,978	$914,234	$906,259
Total assets	2,139,266	2,134,875	2,123,430	2,184,610	2,212,430
Total deposits	1,118,178	1,112,674	1,090,611	1,079,956	1,075,280
Long-term debt	253,678	251,055	258,717	270,198	273,999
Common shareholders' equity	223,201	220,088	216,766	218,790	218,225
Total shareholders' equity	236,553	233,415	230,392	235,063	236,995
Asset quality (4)
Allowance for credit losses (5)	$17,127	$17,912	$19,912	$21,709	$22,927
Nonperforming loans, leases and foreclosed properties (6)	17,732	17,772	20,028	21,280	22,842
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.84%	1.90%	2.10%	2.33%	2.49%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	97	102	100	103	102
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	85	87	84	84	82
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)	$7,143	$7,680	$8,972	$9,919	$10,690
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6, 7)	55%	57%	54%	55%	53%
Net charge-offs (8)	$1,388	$1,582	$1,687	$2,111	$2,517
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.62%	0.68%	0.73%	0.94%	1.14%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.64	0.70	0.75	0.97	1.18
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.79	1.00	0.92	1.07	1.52
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	1.89	1.87	2.10	2.26	2.44
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	1.96	1.93	2.17	2.33	2.53
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	2.95	2.78	2.90	2.51	2.20
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.58	2.38	2.42	2.04	1.76
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.30	1.89	2.30	2.18	1.65
Capital ratios at period end (9)
Risk-based capital:
Common equity tier 1 capital (10)	11.8%	n/a	n/a	n/a	n/a
Tier 1 common capital (10)	n/a	10.9%	10.8%	10.6%	10.3%
Tier 1 capital (10)	11.9	12.2	12.1	11.9	12.0
Total capital (10)	14.8	15.1	15.1	15.0	15.3
Tier 1 leverage (10)	7.4	7.7	7.6	7.4	7.4
Tangible equity (3)	7.65	7.86	7.73	7.67	7.78
Tangible common equity (3)	7.00	7.20	7.08	6.98	6.88
For footnotes see page 13.

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

The aforementioned supplemental data and performance measures are presented in Table 7.

We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Business Segment Operations on page 24 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Tables 8 and 9 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2014 Quarter	2013 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data
Net interest income	$10,286	$10,999	$10,479	$10,771	$10,875
Total revenue, net of interest expense	22,767	21,701	21,743	22,949	23,408
Net interest yield (1)	2.29%	2.44%	2.33%	2.35%	2.36%
Efficiency ratio	97.68	79.75	75.38	69.80	83.31

(1)
Beginning in the first quarter of 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. Prior period yields have been reclassified to conform to current period presentation.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2014 Quarter	2013 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,085	$10,786	$10,266	$10,549	$10,664
Fully taxable-equivalent adjustment	201	213	213	222	211
Net interest income on a fully taxable-equivalent basis	$10,286	$10,999	$10,479	$10,771	$10,875
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$22,566	$21,488	$21,530	$22,727	$23,197
Fully taxable-equivalent adjustment	201	213	213	222	211
Total revenue, net of interest expense on a fully taxable-equivalent basis	$22,767	$21,701	$21,743	$22,949	$23,408
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(405)	$406	$2,348	$1,486	$501
Fully taxable-equivalent adjustment	201	213	213	222	211
Income tax expense (benefit) on a fully taxable-equivalent basis	$(204)	$619	$2,561	$1,708	$712
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$223,201	$220,088	$216,766	$218,790	$218,225
Goodwill	(69,842)	(69,864)	(69,903)	(69,930)	(69,945)
Intangible assets (excluding MSRs)	(5,474)	(5,725)	(5,993)	(6,270)	(6,549)
Related deferred tax liabilities	2,165	2,231	2,296	2,360	2,425
Tangible common shareholders' equity	$150,050	$146,730	$143,166	$144,950	$144,156
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$236,553	$233,415	$230,392	$235,063	$236,995
Goodwill	(69,842)	(69,864)	(69,903)	(69,930)	(69,945)
Intangible assets (excluding MSRs)	(5,474)	(5,725)	(5,993)	(6,270)	(6,549)
Related deferred tax liabilities	2,165	2,231	2,296	2,360	2,425
Tangible shareholders' equity	$163,402	$160,057	$156,792	$161,223	$162,926
Reconciliation of period-end common shareholders' equity to period-end tangible common shareholders' equity
Common shareholders' equity	$218,536	$219,333	$218,967	$216,791	$218,513
Goodwill	(69,842)	(69,844)	(69,891)	(69,930)	(69,930)
Intangible assets (excluding MSRs)	(5,337)	(5,574)	(5,843)	(6,104)	(6,379)
Related deferred tax liabilities	2,100	2,166	2,231	2,297	2,363
Tangible common shareholders' equity	$145,457	$146,081	$145,464	$143,054	$144,567
Reconciliation of period-end shareholders' equity to period-end tangible shareholders' equity
Shareholders' equity	$231,888	$232,685	$232,282	$231,032	$237,293
Goodwill	(69,842)	(69,844)	(69,891)	(69,930)	(69,930)
Intangible assets (excluding MSRs)	(5,337)	(5,574)	(5,843)	(6,104)	(6,379)
Related deferred tax liabilities	2,100	2,166	2,231	2,297	2,363
Tangible shareholders' equity	$158,809	$159,433	$158,779	$157,295	$163,347
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,149,851	$2,102,273	$2,126,653	$2,123,320	$2,174,819
Goodwill	(69,842)	(69,844)	(69,891)	(69,930)	(69,930)
Intangible assets (excluding MSRs)	(5,337)	(5,574)	(5,843)	(6,104)	(6,379)
Related deferred tax liabilities	2,100	2,166	2,231	2,297	2,363
Tangible assets	$2,076,772	$2,029,021	$2,053,150	$2,049,583	$2,100,873

Table 9
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended March 31
(Dollars in millions)	2014	2013

Consumer & Business Banking
Reported net income	$1,658	$1,448
Adjustment related to intangibles (2)	1	2
Adjusted net income	$1,659	$1,450

Average allocated equity (3)	$61,483	$62,084
Adjustment related to goodwill and a percentage of intangibles	(31,983)	(32,084)
Average allocated capital	$29,500	$30,000

Deposits
Reported net income	$620	$397
Adjustment related to intangibles (2)	—	—
Adjusted net income	$620	$397

Average allocated equity (3)	$36,490	$35,407
Adjustment related to goodwill and a percentage of intangibles	(19,990)	(20,007)
Average allocated capital	$16,500	$15,400

Consumer Lending
Reported net income	$1,038	$1,051
Adjustment related to intangibles (2)	1	2
Adjusted net income	$1,039	$1,053

Average allocated equity (3)	$24,993	$26,676
Adjustment related to goodwill and a percentage of intangibles	(11,993)	(12,076)
Average allocated capital	$13,000	$14,600

Global Wealth & Investment Management
Reported net income	$729	$721
Adjustment related to intangibles (2)	3	4
Adjusted net income	$732	$725

Average allocated equity (3)	$22,243	$20,323
Adjustment related to goodwill and a percentage of intangibles	(10,243)	(10,323)
Average allocated capital	$12,000	$10,000

Global Banking
Reported net income	$1,236	$1,281
Adjustment related to intangibles (2)	—	1
Adjusted net income	$1,236	$1,282

Average allocated equity (3)	$53,407	$45,406
Adjustment related to goodwill and a percentage of intangibles	(22,407)	(22,406)
Average allocated capital	$31,000	$23,000

Global Markets
Reported net income	$1,310	$1,112
Adjustment related to intangibles (2)	2	2
Adjusted net income	$1,312	$1,114

Average allocated equity (3)	$39,377	$35,372
Adjustment related to goodwill and a percentage of intangibles	(5,377)	(5,372)
Average allocated capital	$34,000	$30,000

(1)	There are no adjustments to reported net income (loss) or average allocated equity for CRES.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 24 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on a FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 40, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 10 provides additional clarity in assessing our results.

Table 10
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Net interest income (FTE basis)
As reported	$10,286	$10,875
Impact of trading-related net interest income	(903)	(1,010)
Net interest income excluding trading-related net interest income (1)	$9,383	$9,865
Average earning assets (2)
As reported	$1,803,298	$1,857,894
Impact of trading-related earning assets	(442,732)	(497,730)
Average earning assets excluding trading-related earning assets (1)	$1,360,566	$1,360,164
Net interest yield contribution (FTE basis) (2, 3)
As reported	2.29%	2.36%
Impact of trading-related activities	0.48	0.56
Net interest yield on earning assets excluding trading-related activities (1)	2.77%	2.92%

(1)	Represents a non-GAAP financial measure.

(2)
Beginning in the first quarter of 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. In prior periods, these balances were included with cash and due from banks in the cash and cash equivalents line, consistent with the Consolidated Balance Sheet presentation. Prior periods have been reclassified to conform to current period presentation.

(3)	Calculated on an annualized basis.

For the three months ended March 31, 2014, net interest income excluding trading-related net interest income decreased $482 million to $9.4 billion compared to the same period in 2013. The decrease was primarily due to lower yields on debt securities including the impact of market-related premium amortization expense, lower consumer loan balances as well as lower loan yields, partially offset by reductions in long-term debt balances and yields, higher commercial loan balances and lower rates paid on deposits. For more information on the impacts of interest rates, see Interest Rate Risk Management for Nontrading Activities on page 119.

Average earning assets excluding trading-related earning assets increased slightly to $1,360.6 billion compared to the same period in 2013. The net change was primarily driven by increases in interest-bearing deposits with the Federal Reserve and commercial loans, largely offset by declines in debt securities, consumer loans and other earning assets.

For the three months ended March 31, 2014, net interest yield on earning assets excluding trading-related activities decreased 15 bps to 2.77 percent compared to the same period in 2013 due to the same factors as described above.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis
	First Quarter 2014			Fourth Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$112,570	$72	0.26%	$90,196	$59	0.26%
Time deposits placed and other short-term investments	13,880	49	1.43	15,782	48	1.21
Federal funds sold and securities borrowed or purchased under agreements to resell	212,504	265	0.51	203,415	304	0.59
Trading account assets	147,583	1,213	3.32	156,194	1,182	3.01
Debt securities (2)	329,711	2,005	2.41	325,119	2,455	3.02
Loans and leases (3):
Residential mortgage (4)	247,556	2,240	3.62	253,974	2,374	3.74
Home equity	92,759	851	3.71	95,388	953	3.97
U.S. credit card	89,545	2,092	9.48	90,057	2,125	9.36
Non-U.S. credit card	11,554	308	10.79	11,171	310	11.01
Direct/Indirect consumer (5)	81,728	530	2.63	82,990	565	2.70
Other consumer (6)	1,962	18	3.66	1,929	17	3.73
Total consumer	525,104	6,039	4.64	535,509	6,344	4.72
U.S. commercial	228,058	1,651	2.93	225,596	1,700	2.99
Commercial real estate (7)	48,753	368	3.06	46,341	374	3.20
Commercial lease financing	24,727	234	3.78	24,468	206	3.37
Non-U.S. commercial	92,840	543	2.37	97,863	544	2.20
Total commercial	394,378	2,796	2.87	394,268	2,824	2.84
Total loans and leases	919,482	8,835	3.88	929,777	9,168	3.92
Other earning assets	67,568	697	4.18	78,214	709	3.61
Total earning assets (8)	1,803,298	13,136	2.93	1,798,697	13,925	3.08
Cash and due from banks (1)	28,258			35,063
Other assets, less allowance for loan and lease losses	307,710			301,115
Total assets	$2,139,266			$2,134,875

(1)
Beginning in the first quarter of 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. In prior periods, these balances were included with cash and due from banks in the cash and cash equivalents line, consistent with the Consolidated Balance Sheet presentation. Prior periods have been reclassified to conform to current period presentation.

(2)
Beginning in the first quarter of 2014, yields on debt securities carried at fair value are calculated on the cost basis. Prior to the first quarter of 2014, yields on debt securities carried at fair value were calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)
Includes non-U.S. residential mortgage loans of $0 in the first quarter of 2014, and $56 million, $83 million, $86 million and $90 million in the fourth, third, second and first quarters of 2013, respectively.

(5)
Includes non-U.S. consumer loans of $4.6 billion in the first quarter of 2014, and $5.1 billion, $6.7 billion, $7.5 billion and $7.7 billion in the fourth, third, second and first quarters of 2013, respectively.

(6)
Includes consumer finance loans of $1.2 billion in the first quarter of 2014, and $1.2 billion, $1.3 billion, $1.3 billion and $1.4 billion in the fourth, third, second and first quarters of 2013, respectively; consumer leases of $656 million in the first quarter of 2014, and $549 million, $431 million, $291 million and $138 million in the fourth, third, second and first quarters of 2013, respectively; consumer overdrafts of $140 million in the first quarter of 2014, and $163 million, $172 million, $136 million and $142 million in the fourth, third, second and first quarters of 2013, respectively; and other non-U.S. consumer loans of $5 million in the first quarter of 2014, and $5 million for each of the quarters of 2013.

(7)
Includes U.S. commercial real estate loans of $47.0 billion in the first quarter of 2014, and $44.5 billion, $41.5 billion, $39.1 billion and $37.7 billion in the fourth, third, second and first quarters of 2013, respectively; and non-U.S. commercial real estate loans of $1.8 billion in the first quarter of 2014, and $1.8 billion, $1.7 billion, $1.5 billion and $1.5 billion in the fourth, third, second and first quarters of 2013, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $5 million in the first quarter of 2014, and $0, $1 million, $63 million and $141 million in the fourth, third, second and first quarters of 2013, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $592 million in the first quarter of 2014, and $588 million, $556 million, $660 million and $618 million in the fourth, third, second and first quarters of 2013, respectively. For more information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 119.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2013			Second Quarter 2013			First Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$78,360	$50	0.26%	$64,205	$40	0.25%	$57,108	$33	0.23%
Time deposits placed and other short-term investments	17,256	47	1.07	15,088	46	1.21	16,129	46	1.17
Federal funds sold and securities borrowed or purchased under agreements to resell	223,434	291	0.52	233,394	319	0.55	237,463	315	0.54
Trading account assets	144,502	1,093	3.01	181,620	1,224	2.70	194,364	1,380	2.87
Debt securities (2)	327,493	2,211	2.70	343,260	2,557	2.98	356,399	2,556	2.87
Loans and leases (3):
Residential mortgage (4)	256,297	2,359	3.68	257,275	2,246	3.49	258,630	2,340	3.62
Home equity	98,172	930	3.77	101,708	951	3.74	105,939	997	3.80
U.S. credit card	90,005	2,226	9.81	89,722	2,192	9.80	91,712	2,249	9.95
Non-U.S. credit card	10,633	317	11.81	10,613	315	11.93	11,027	329	12.10
Direct/Indirect consumer (5)	83,773	587	2.78	82,485	598	2.90	82,364	620	3.06
Other consumer (6)	1,876	19	3.88	1,756	17	4.17	1,666	19	4.36
Total consumer	540,756	6,438	4.74	543,559	6,319	4.66	551,338	6,554	4.79
U.S. commercial	221,542	1,704	3.05	217,464	1,741	3.21	210,706	1,666	3.20
Commercial real estate (7)	43,164	352	3.24	40,612	340	3.36	39,179	326	3.38
Commercial lease financing	23,860	204	3.41	23,579	205	3.48	23,534	236	4.01
Non-U.S. commercial	94,656	528	2.22	89,020	543	2.45	81,502	467	2.32
Total commercial	383,222	2,788	2.89	370,675	2,829	3.06	354,921	2,695	3.07
Total loans and leases	923,978	9,226	3.97	914,234	9,148	4.01	906,259	9,249	4.12
Other earning assets	74,022	677	3.62	81,740	713	3.50	90,172	733	3.29
Total earning assets (8)	1,789,045	13,595	3.02	1,833,541	14,047	3.07	1,857,894	14,312	3.11
Cash and due from banks (1)	34,704			40,281			35,738
Other assets, less allowance for loan and lease losses	299,681			310,788			318,798
Total assets	$2,123,430			$2,184,610			$2,212,430
For footnotes see page 20.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2014			Fourth Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$45,196	$1	0.01%	$43,665	$5	0.05%
NOW and money market deposit accounts	523,237	83	0.06	514,220	89	0.07
Consumer CDs and IRAs	71,141	84	0.48	74,635	96	0.51
Negotiable CDs, public funds and other deposits	29,826	27	0.37	29,060	29	0.39
Total U.S. interest-bearing deposits	669,400	195	0.12	661,580	219	0.13
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	11,058	20	0.74	13,902	22	0.62
Governments and official institutions	1,857	1	0.14	1,750	1	0.18
Time, savings and other	60,519	75	0.50	58,513	72	0.49
Total non-U.S. interest-bearing deposits	73,434	96	0.53	74,165	95	0.51
Total interest-bearing deposits	742,834	291	0.16	735,745	314	0.17
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	252,971	609	0.98	271,538	682	1.00
Trading account liabilities	90,448	435	1.95	82,393	364	1.75
Long-term debt	253,678	1,515	2.41	251,055	1,566	2.48
Total interest-bearing liabilities (8)	1,339,931	2,850	0.86	1,340,731	2,926	0.87
Noninterest-bearing sources:
Noninterest-bearing deposits	375,344			376,929
Other liabilities	187,438			183,800
Shareholders' equity	236,553			233,415
Total liabilities and shareholders' equity	$2,139,266			$2,134,875
Net interest spread			2.07%			2.21%
Impact of noninterest-bearing sources			0.22			0.23
Net interest income/yield on earning assets		$10,286	2.29%		$10,999	2.44%
For footnotes see page 20.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2013			Second Quarter 2013			First Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$43,968	$5	0.05%	$44,897	$6	0.05%	$42,934	$6	0.05%
NOW and money market deposit accounts	508,136	100	0.08	500,628	107	0.09	501,177	117	0.09
Consumer CDs and IRAs	78,161	113	0.57	81,887	127	0.63	85,109	135	0.64
Negotiable CDs, public funds and other deposits	27,108	28	0.41	25,835	30	0.45	24,147	29	0.50
Total U.S. interest-bearing deposits	657,373	246	0.15	653,247	270	0.17	653,367	287	0.18
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	12,797	17	0.54	10,840	20	0.72	12,163	21	0.71
Governments and official institutions	1,580	1	0.19	1,528	—	0.19	1,546	1	0.17
Time, savings and other	54,899	70	0.51	55,049	76	0.55	53,944	73	0.55
Total non-U.S. interest-bearing deposits	69,276	88	0.50	67,417	96	0.57	67,653	95	0.57
Total interest-bearing deposits	726,649	334	0.18	720,664	366	0.20	721,020	382	0.22
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	279,425	683	0.97	318,028	809	1.02	337,644	749	0.90
Trading account liabilities	84,648	375	1.76	94,349	427	1.82	92,047	472	2.08
Long-term debt	258,717	1,724	2.65	270,198	1,674	2.48	273,999	1,834	2.70
Total interest-bearing liabilities (8)	1,349,439	3,116	0.92	1,403,239	3,276	0.94	1,424,710	3,437	0.98
Noninterest-bearing sources:
Noninterest-bearing deposits	363,962			359,292			354,260
Other liabilities	179,637			187,016			196,465
Shareholders' equity	230,392			235,063			236,995
Total liabilities and shareholders' equity	$2,123,430			$2,184,610			$2,212,430
Net interest spread			2.10%			2.13%			2.13%
Impact of noninterest-bearing sources			0.23			0.22			0.23
Net interest income/yield on earning assets		$10,479	2.33%		$10,771	2.35%		$10,875	2.36%
For footnotes see page 20.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through five business segments: CBB, CRES, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 15. Table 12 provides selected summary financial data for our business segments and All Other for the three months ended March 31, 2014 compared to the same period in 2013. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 12
Business Segment Results
	Three Months Ended March 31
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer & Business Banking	$7,438	$7,412	$812	$952	$3,975	$4,155	$1,658	$1,448
Consumer Real Estate Services	1,192	2,312	25	335	8,129	5,405	(5,027)	(2,156)
Global Wealth & Investment Management	4,547	4,421	23	22	3,359	3,252	729	721
Global Banking	4,269	4,030	265	149	2,028	1,842	1,236	1,281
Global Markets	5,015	4,780	19	5	3,078	3,074	1,310	1,112
All Other	306	453	(135)	250	1,669	1,772	(182)	(923)
Total FTE basis	22,767	23,408	1,009	1,713	22,238	19,500	(276)	1,483
FTE adjustment	(201)	(211)	—	—	—	—	—	—
Total Consolidated	$22,566	$23,197	$1,009	$1,713	$22,238	$19,500	$(276)	$1,483

(1)
Total revenue is net of interest expense and is on a FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 15.

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

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation’s internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 54. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

During the latest annual planning process, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in the first quarter of 2014, we adjusted the amount of capital being allocated to our business segments. This change resulted in a reduction of unallocated capital, which is reflected in All Other, and an aggregate increase in the amount of capital being allocated to the business segments, of which the more significant increases were in Global Banking and Global Markets. Prior periods were not restated.

For more information on the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended March 31
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$2,544	$2,387	$2,407	$2,626	$4,951	$5,013	(1)%
Noninterest income:
Card income	16	15	1,146	1,192	1,162	1,207	(4)
Service charges	1,045	1,013	—	—	1,045	1,013	3
All other income	115	102	165	77	280	179	56
Total noninterest income	1,176	1,130	1,311	1,269	2,487	2,399	4
Total revenue, net of interest expense (FTE basis)	3,720	3,517	3,718	3,895	7,438	7,412	—

Provision for credit losses	80	63	732	889	812	952	(15)
Noninterest expense	2,648	2,822	1,327	1,333	3,975	4,155	(4)
Income before income taxes	992	632	1,659	1,673	2,651	2,305	15
Income tax expense (FTE basis)	372	235	621	622	993	857	16
Net income	$620	$397	$1,038	$1,051	$1,658	$1,448	15

Net interest yield (FTE basis)	1.91%	1.91%	6.95%	7.41%	3.63%	3.89%
Return on average allocated capital	15.24	10.46	32.41	29.25	22.81	19.61
Efficiency ratio (FTE basis)	71.22	80.26	35.69	34.23	53.46	56.07

Balance Sheet
	Three Months Ended March 31
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$22,518	$22,616	$139,524	$143,229	$162,042	$165,845	(2)%
Total earning assets (1)	539,404	506,715	140,407	143,671	553,490	523,313	6
Total assets (1)	572,148	539,507	149,722	152,224	595,549	564,658	5
Total deposits	533,831	502,063	n/m	n/m	534,576	502,508	6
Allocated capital	16,500	15,400	13,000	14,600	29,500	30,000	(2)

Period end	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013	% Change
Total loans and leases	$22,504	$22,574	$137,612	$142,516	$160,116	$165,090	(3)%
Total earning assets (1)	556,997	535,131	138,774	143,917	571,081	550,795	4
Total assets (1)	589,705	568,022	148,229	153,394	613,244	593,163	3
Total deposits	551,427	530,947	n/m	n/m	552,256	531,707	4

(1)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

CBB, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 5,100 banking centers, 16,200 ATMs, nationwide call centers, and online and mobile platforms.

CBB Results

Net income for CBB increased $210 million to $1.7 billion in the three months ended March 31, 2014 compared to the same period in 2013 primarily driven by a decline in noninterest expense and lower provision for credit losses while revenue remained relatively unchanged. Net interest income decreased $62 million to $5.0 billion due to lower average loan balances and card yields, partially offset by higher deposit balances. Noninterest income increased $88 million to $2.5 billion primarily due to a portfolio divestiture gain and higher deposit service charges.

The provision for credit losses decreased $140 million to $812 million primarily as a result of continued improvement in credit quality, due in part to lower delinquencies. Noninterest expense decreased $180 million to $4.0 billion primarily driven by lower expenses, including Federal Deposit Insurance Corporation (FDIC) and personnel costs.

The return on average allocated capital was 22.81 percent, up from 19.61 percent, reflecting an increase in net income combined with a small decrease in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 24.

Deposits

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. The revenue is allocated to the deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Deposits generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at customers with less than $250,000 in investable assets. Merrill Edge provides investment advice and guidance, client brokerage asset services, a self-directed online investing platform and key banking capabilities including access to the Corporation's network of banking centers and ATMs.

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

Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 35.

Net income for Deposits increased $223 million to $620 million in the three months ended March 31, 2014 compared to the same period in 2013 driven by higher revenue and a decrease in noninterest expense, partially offset by an increase in the provision for credit losses. Net interest income increased $157 million to $2.5 billion primarily driven by the impact of higher deposit balances. Noninterest income increased $46 million to $1.2 billion primarily due to higher deposit service charges.

The provision for credit losses increased $17 million to $80 million as credit quality stabilized. Noninterest expense decreased $174 million to $2.6 billion due to lower expenses, including FDIC and personnel costs.

Average deposits increased $31.8 billion to $533.8 billion driven by a customer shift to more liquid products in the low rate environment. Additionally, $11.8 billion of the increase in average deposits was due to net transfers from other businesses, largely GWIM. Growth in checking, traditional savings and money market savings of $40.7 billion was partially offset by a decline in time deposits of $8.9 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by six bps to seven bps.

Key Statistics
	Three Months Ended March 31
	2014	2013
Total deposit spreads (excludes noninterest costs)	1.56%	1.52%

Period end
Client brokerage assets (in millions)	$100,206	$82,616
Online banking active accounts (units in thousands)	30,470	30,102
Mobile banking active accounts (units in thousands)	14,986	12,641
Banking centers	5,095	5,389
ATMs	16,214	16,311

Client brokerage assets increased $17.6 billion driven by increased account flows and market valuations. Mobile banking customers increased 2.3 million reflecting continuing changes in our customers' banking preferences. The number of banking centers declined 294 and ATMs declined 97 as we continue to optimize our consumer banking network and improve our cost-to-serve.

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

Consumer Lending includes the net impact of migrating customers and their related credit card loan balances between Consumer Lending and GWIM. For more information on the migration of customer balances to or from GWIM, see GWIM on page 35.

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling regarding the Federal Reserve's rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act's (Financial Reform Act) Durbin Amendment. The ruling required the Federal Reserve to reconsider the current $0.21 per transaction cap on debit card interchange fees. On March 21, 2014, the U.S. Court of Appeals for the D.C. Circuit overturned the ruling, leaving the Federal Reserve’s rule intact. For additional information, see Regulatory Matters on page 53.

Net income for Consumer Lending of $1.0 billion remained relatively unchanged in the three months ended March 31, 2014 compared to the same period in 2013 as lower revenue was offset by lower provision for credit losses. Net interest income decreased $219 million to $2.4 billion driven by the impact of lower average loan balances and card yields. Noninterest income increased $42 million to $1.3 billion driven by a portfolio divestiture gain.

The provision for credit losses decreased $157 million to $732 million due to continued improvement in credit quality, due in part to lower delinquencies. Noninterest expense of $1.3 billion remained relatively unchanged.

Average loans decreased $3.7 billion to $139.5 billion primarily driven by the net migration of credit card loan balances to GWIM described above, continued run-off of non-core portfolios and a portfolio divestiture, partially offset by increased consumer auto loans.

Key Statistics
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Total U.S. credit card (1)
Gross interest yield	9.48%	9.95%
Risk-adjusted margin	9.49	8.51
New accounts (in thousands)	1,027	906
Purchase volumes	$48,863	$46,632
Debit card purchase volumes	$65,890	$64,635

(1)	In addition to the U.S. credit card portfolio in CBB, the remaining U.S. credit card portfolio is in GWIM.

During the three months ended March 31, 2014, the total U.S. credit card risk-adjusted margin increased 98 bps compared to the same period in 2013 due to an improvement in credit quality and a portfolio divestiture gain. Total U.S. credit card purchase volumes increased $2.2 billion, or five percent, to $48.9 billion and debit card purchase volumes increased $1.3 billion, or two percent, to $65.9 billion, reflecting higher levels of consumer spending.

Consumer Real Estate Services

	Three Months Ended March 31
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$324	$347	$377	$396	$701	$743	(6)%
Noninterest income:
Mortgage banking income	178	697	291	790	469	1,487	(68)
All other income (loss)	4	(64)	18	146	22	82	(73)
Total noninterest income	182	633	309	936	491	1,569	(69)
Total revenue, net of interest expense (FTE basis)	506	980	686	1,332	1,192	2,312	(48)

Provision for credit losses	13	92	12	243	25	335	(93)
Noninterest expense	715	821	7,414	4,584	8,129	5,405	50
Income (loss) before income taxes	(222)	67	(6,740)	(3,495)	(6,962)	(3,428)	103
Income tax expense (benefit) (FTE basis)	(83)	25	(1,852)	(1,297)	(1,935)	(1,272)	52
Net income (loss)	$(139)	$42	$(4,888)	$(2,198)	$(5,027)	$(2,156)	133

Net interest yield (FTE basis)	2.47%	2.62%	3.82%	3.09%	3.05%	2.85%
Efficiency ratio (FTE basis)	n/m	83.78	n/m	n/m	n/m	n/m

Balance Sheet
	Three Months Ended March 31
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$50,810	$47,228	$38,104	$45,735	$88,914	$92,963	(4)%
Total earning assets	53,264	53,746	40,026	51,969	93,290	105,715	(12)
Total assets	53,164	54,507	57,400	73,833	110,564	128,340	(14)
Allocated capital	6,000	6,000	17,000	18,000	23,000	24,000	(4)

Period end	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013	% Change
Total loans and leases	$50,954	$51,021	$37,401	$38,732	$88,355	$89,753	(2)%
Total earning assets	53,796	54,071	39,141	43,092	92,937	97,163	(4)
Total assets	53,658	53,927	58,606	59,459	112,264	113,386	(1)
n/m = not meaningful

CRES operations include Home Loans and Legacy Assets & Servicing. Home Loans is responsible for ongoing residential first mortgage and home equity loan production activities and the CRES home equity loan portfolio not selected for inclusion in the Legacy Assets & Servicing owned portfolio. Legacy Assets & Servicing is responsible for all of our mortgage servicing activities related to loans serviced for others and loans held by the Corporation, including loans that have been designated as the Legacy Assets & Servicing Portfolios. The Legacy Assets & Servicing Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 31. In addition, Legacy Assets & Servicing is responsible for managing legacy exposures related to CRES (e.g., litigation, representations and warranties). This alignment allows CRES management to lead the ongoing Home Loans business while also providing focus on legacy mortgage issues and servicing activities.

CRES, primarily through its Home Loans operations, generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products offered by Home Loans include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOCs) and home equity loans. First mortgage products are generally either sold into the secondary mortgage market to investors, while we retain MSRs (which are on the balance sheet of Legacy Assets & Servicing) and the Bank of America customer relationships, or are held on the balance sheet in Home Loans or in All Other for ALM purposes. Home Loans is compensated for loans held for ALM purposes on a management accounting basis with the corresponding offset in All Other. Newly originated HELOCs and home equity loans are retained on the CRES balance sheet in Home Loans.

CRES includes the impact of migrating customers and their related loan balances between GWIM and CRES.

CRES Results

The net loss for CRES increased $2.9 billion to $5.0 billion in the three months ended March 31, 2014 compared to the same period in 2013 primarily driven by higher noninterest expense, resulting from higher litigation expense, and lower mortgage banking income, partially offset by lower provision for credit losses. Mortgage banking income decreased $1.0 billion due to both lower servicing income and lower core production revenue. The provision for credit losses decreased $310 million to $25 million primarily driven by continued improvement in portfolio trends including increased home prices. Noninterest expense increased $2.7 billion primarily due to a $3.8 billion increase in litigation expense as a result of the FHFA Settlement and the establishment of additional reserves primarily for legacy mortgage-related matters, partially offset by lower operating expenses in Legacy Assets & Servicing.

Home Loans

Home Loans products are available to our customers through our retail network, direct telephone and online access delivered by a sales force of approximately 2,900 mortgage loan officers, including over 1,600 banking center mortgage loan officers covering nearly 2,500 banking centers, and an 800-person centralized sales force based in five call centers.

Net income for Home Loans decreased $181 million to a loss of $139 million in the three months ended March 31, 2014 compared to the same period in 2013 driven by a decrease in noninterest income, partially offset by a decrease in noninterest expense and lower provision for credit losses. Noninterest income decreased $451 million due to lower mortgage banking income primarily driven by a decline in core production revenue as a result of lower origination volumes combined with continued industry-wide margin compression. The provision for credit losses decreased $79 million primarily driven by continued improvement in portfolio trends including increased home prices. Noninterest expense decreased $106 million primarily due to lower personnel expenses resulting from lower loan originations.

Legacy Assets & Servicing

Legacy Assets & Servicing is responsible for all of our servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 27 percent and 37 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at March 31, 2014 and 2013.

Legacy Assets & Servicing results reflect the net cost of legacy exposures that are included in the results of CRES, including representations and warranties provision, litigation expense, financial results of the CRES home equity portfolio selected as part of the Legacy Owned Portfolio, the financial results of the servicing operations and the results of MSR activities, including net hedge results. The financial results of the servicing operations reflect certain revenues and expenses on loans serviced for others, including owned loans serviced for Home Loans, GWIM and All Other.

Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit, accounting for and remitting principal and interest payments to investors and escrow payments to third parties, and responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervision of foreclosures and property dispositions. In an effort to help our customers avoid foreclosure, Legacy Assets & Servicing evaluates various workout options prior to foreclosure which, combined with legislative changes at the state level and ongoing foreclosure delays in states where foreclosure requires a court order following a legal proceeding (judicial states), have resulted in elongated default timelines. For more information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 57 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

The net loss for Legacy Assets & Servicing increased $2.7 billion to $4.9 billion in the three months ended March 31, 2014 compared to the same period in 2013 driven by an increase of $3.8 billion in litigation expense to $5.8 billion with the increase related to the FHFA Settlement and the establishment of additional reserves primarily for legacy mortgage-related matters, and lower noninterest income. Noninterest income decreased $627 million driven by a decline in servicing revenues due to a smaller servicing portfolio and less favorable MSR net-of-hedge performance. The provision for credit losses decreased $231 million to $12 million primarily due to continued improvement in portfolio trends including increased home prices.

Noninterest expense increased $2.8 billion due to the $3.8 billion increase in litigation expense as described above, partially offset by a decrease in default-related servicing expenses and lower mortgage-related assessments, waivers and similar costs related to foreclosure delays. Excluding litigation, noninterest expense decreased $1.0 billion to $1.6 billion compared to the same period in 2013. We expect that quarterly noninterest expense in Legacy Assets & Servicing, excluding litigation costs, will be approximately $1.1 billion by the fourth quarter of 2014.

Legacy Portfolios

The Legacy Portfolios (both owned and serviced) include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards in place as of December 31, 2010. The purchased credit-impaired (PCI) portfolio as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Portfolios. Since determining the pool of loans to be included in the Legacy Portfolios as of January 1, 2011, the criteria have not changed for these portfolios, but will continue to be evaluated over time.

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. The home equity loan portfolio is held on the balance sheet of Legacy Assets & Servicing, and the residential mortgage loan portfolio is held on the balance sheet of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $5.0 billion during the three months ended March 31, 2014 to $107.1 billion, of which $37.4 billion was held on the Legacy Assets & Servicing balance sheet and the remainder was held on the balance sheet of All Other. The decrease was primarily related to paydowns, PCI write-offs and charge-offs.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 27 percent and 37 percent of the total residential mortgage serviced portfolio of $693 billion and $1.1 trillion as measured by unpaid principal balance at March 31, 2014 and 2013. The decline in the Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales, loan sales and other servicing transfers, paydowns and payoffs.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	March 31
(Dollars in billions)	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$189	$395
60 days or more past due	42	121

Number of loans serviced (in thousands)
Residential mortgage loans
Total	1,022	2,062
60 days or more past due	216	557

(1)	Excludes $37 billion and $48 billion of home equity loans and HELOCs at March 31, 2014 and 2013.

Non-Legacy Portfolio

As previously discussed, Legacy Assets & Servicing is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 73 percent and 63 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at March 31, 2014 and 2013. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales and other servicing transfers, paydowns and payoffs.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	March 31
(Dollars in billions)	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$504	$687
60 days or more past due	11	20

Number of loans serviced (in thousands)
Residential mortgage loans
Total	3,196	4,378
60 days or more past due	61	111

(1)	Excludes $50 billion and $55 billion of home equity loans and HELOCs at March 31, 2014 and 2013.

Mortgage Banking Income

CRES mortgage banking income is categorized into production and servicing income. Core production income is comprised primarily of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and LHFS, the related secondary market execution, costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans, and revenue earned in production-related ancillary businesses. Ongoing costs related to representations and warranties and other obligations that were incurred in the sales of mortgage loans in prior periods are also included in production income.

Servicing income includes income earned in connection with servicing activities and MSR valuation adjustments, net of results from risk management activities used to hedge certain market risks of the MSRs. The costs associated with our servicing activities are included in noninterest expense.

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Production income:
Core production revenue	$273	$815
Representations and warranties provision	(178)	(250)
Total production income	95	565
Servicing income:
Servicing fees	514	916
Amortization of expected cash flows (1)	(210)	(314)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	66	311
Other servicing-related revenue	4	9
Total net servicing income	374	922
Total CRES mortgage banking income	469	1,487
Eliminations (3)	(57)	(224)
Total consolidated mortgage banking income	$412	$1,263

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio included in All Other.

Core production revenue decreased $542 million due to lower origination volumes as described below combined with industry-wide margin compression. The representations and warranties provision decreased $72 million to $178 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to lower government-sponsored enterprises (GSE) exposure.

Net servicing income decreased $548 million driven by lower servicing fees due to a smaller servicing portfolio and less favorable MSR net-of-hedge performance. The decline in the size of our servicing portfolio was driven by strategic sales of MSRs as well as loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels.

Key Statistics
	Three Months Ended March 31
(Dollars in millions, except as noted)	2014		2013
Loan production (1)
Total (2):
First mortgage	$8,850		$23,920
Home equity	1,983		1,118
CRES:
First mortgage	$6,702		$19,269
Home equity	1,791		942

Period end	March 31 2014		December 31 2013
Mortgage serviced portfolio (in billions) (1, 3)	$780		$810
Mortgage loans serviced for investors (in billions) (1)	527		550
Mortgage servicing rights:
Balance (4)	4,577		5,042
Capitalized mortgage servicing rights (% of loans serviced for investors)	87	bps	92	bps

(1)	The above loan production and period end servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans.

(2)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(3)	Servicing of residential mortgage loans, HELOCs and home equity loans.

(4)	Does not include $188 million of certain non-U.S. residential mortgage MSR balances, which are recorded in Global Markets.

Reflecting a decline in the overall mortgage market because of higher interest rates driving a decline in refinances, first mortgage loan originations in CRES declined $12.6 billion, or 65 percent, to $6.7 billion for the three months ended March 31, 2014, and for the total Corporation, decreased $15.1 billion, or 63 percent, to $8.9 billion compared to the same period in 2013. The increase in interest rates also had an adverse impact on our mortgage loan applications, particularly for refinance mortgage loans. Our volume of mortgage applications decreased 50 percent during the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a decline in the estimated overall demand for mortgages.

During the three months ended March 31, 2014, 66 percent of our first mortgage production volume was for refinance originations and 34 percent was for purchase originations compared to 91 percent and nine percent for the same period in 2013. Home Affordable Refinance Program (HARP) refinance originations were nine percent of all refinance originations as compared to 29 percent for the same period in 2013. Making Home Affordable non-HARP refinance originations were 22 percent of all refinance originations as compared to 19 percent for the same period in 2013. The remaining 69 percent of refinance originations was conventional refinances as compared to 52 percent for the same period in 2013.

Home equity production for the total Corporation was $2.0 billion for the three months ended March 31, 2014 compared to $1.1 billion for the same period in 2013 with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved banking center engagement with customers and more competitive pricing.

Mortgage Servicing Rights

At March 31, 2014, the balance of consumer MSRs managed within CRES, which excludes $188 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $4.6 billion, which represented 87 bps of the related unpaid principal balance compared to $5.0 billion or 92 bps of the related unpaid principal balance at December 31, 2013. The consumer MSR balance managed within CRES decreased $465 million in the three months ended March 31, 2014 primarily driven by a decrease in value due to lower mortgage rates, which resulted in higher forecasted prepayment speeds, and the recognition of modeled cash flows. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 51. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$1,485	$1,596	(7)%
Noninterest income:
Investment and brokerage services	2,604	2,331	12
All other income	458	494	(7)
Total noninterest income	3,062	2,825	8
Total revenue, net of interest expense (FTE basis)	4,547	4,421	3

Provision for credit losses	23	22	5
Noninterest expense	3,359	3,252	3
Income before income taxes	1,165	1,147	2
Income tax expense (FTE basis)	436	426	2
Net income	$729	$721	1

Net interest yield (FTE basis)	2.38%	2.46%
Return on average allocated capital	24.74	29.41
Efficiency ratio (FTE basis)	73.88	73.56

Balance Sheet
	Three Months Ended March 31
Average	2014	2013	% Change
Total loans and leases	$115,945	$106,082	9%
Total earning assets	253,537	263,554	(4)
Total assets	273,080	282,300	(3)
Total deposits	242,792	253,413	(4)
Allocated capital	12,000	10,000	20

Period end	March 31 2014	December 31 2013	% Change
Total loans and leases	$116,482	$115,846	1%
Total earning assets	254,801	254,031	—
Total assets	274,234	274,112	—
Total deposits	244,051	244,901	—

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

U.S. Trust, together with MLGWM's Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net-worth and ultra high net-worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.

Net income increased $8 million to $729 million driven by higher revenue, mostly offset by higher noninterest expense. Revenue increased $126 million to $4.5 billion primarily driven by higher noninterest income related to improved market valuations and long-term AUM flows, partially offset by lower net interest income. The provision for credit losses remained relatively unchanged. Noninterest expense increased $107 million to $3.4 billion primarily due to higher revenue-related expenses as well as increased volume-related expenses and additional investments in technology to support the business, partially offset by lower litigation expenses.

Revenue from MLGWM was $3.8 billion, up two percent, driven by the same factors previously described. Revenue from U.S. Trust was $768 million, up seven percent, driven by an increase in asset management fees related to higher market levels and long-term AUM inflows, as well as higher net interest income.

Return on average allocated capital was 24.7 percent, down from 29.4 percent reflecting earnings stability coupled with increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 24.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their related deposit and loan balances to or from CBB, CRES and the ALM portfolio, as presented in the table below. We move clients between business segments to better meet their needs. During the first quarter of 2013, GWIM identified and transferred deposit balances of approximately $19 billion to CBB. Additionally, beginning in March 2013, the revenue and expense associated with GWIM clients who hold credit cards are included in GWIM; prior periods are in CBB.

Net Migration Summary
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Total deposits, net – GWIM from / (to) CBB	$1,144	$(18,548)
Total loans, net – GWIM from / (to) CBB, CRES and the ALM portfolio	(1)	(29)

Client Balances

The table below presents client balances which consist of AUM, brokerage assets, assets in custody, deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	March 31 2014	December 31 2013
Assets under management	$841,818	$821,449
Brokerage assets	1,054,052	1,045,122
Assets in custody	136,342	136,190
Deposits	244,051	244,901
Loans and leases (1)	119,556	118,776
Total client balances	$2,395,819	$2,366,438

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

The increase of $29.4 billion, or one percent, in client balances was driven by higher market levels and long-term AUM inflows of $17.4 billion.

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$2,301	$2,159	7%
Noninterest income:
Service charges	687	686	—
Investment banking fees	822	790	4
All other income	459	395	16
Total noninterest income	1,968	1,871	5
Total revenue, net of interest expense (FTE basis)	4,269	4,030	6

Provision for credit losses	265	149	78
Noninterest expense	2,028	1,842	10
Income before income taxes	1,976	2,039	(3)
Income tax expense (FTE basis)	740	758	(2)
Net income	$1,236	$1,281	(4)

Net interest yield (FTE basis)	2.68%	3.18%
Return on average allocated capital	16.18	22.59
Efficiency ratio (FTE basis)	47.50	45.70

Balance Sheet
	Three Months Ended March 31
Average	2014	2013	% Change
Total loans and leases	$271,475	$244,068	11%
Total earning assets	347,843	275,186	26
Total assets	392,991	317,198	24
Total deposits	256,349	221,275	16
Allocated capital	31,000	23,000	35

Period end	March 31 2014	December 31 2013	% Change
Total loans and leases	$273,239	$269,469	1%
Total earning assets	354,150	336,538	5
Total assets	396,952	378,590	5
Total deposits	257,437	265,102	(3)

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

Net income for Global Banking decreased $45 million to $1.2 billion for the three months ended March 31, 2014 compared to the same period in 2013 primarily driven by higher noninterest expense and an increase in the provision for credit losses, partially offset by higher revenue. Revenue increased $239 million to $4.3 billion driven by higher net interest income from loan growth.

The provision for credit losses increased $116 million to $265 million. Noninterest expense increased $186 million to $2.0 billion primarily from technology investments in our Global Treasury Services and lending platforms, additional client-facing personnel and higher litigation expense.

Return on average allocated capital was 16.2 percent, down from 22.6 percent reflecting earnings stability offset by increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 24.

Global Corporate and Global Commercial Banking

Global Corporate and Global Commercial Banking each include Business Lending and Global Treasury Services activities. Business Lending includes various lending-related products and services including commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Treasury Services includes deposits, treasury management, credit card, foreign exchange, and short-term investment and custody solutions to corporate and commercial banking clients. The table below presents a summary of Global Corporate and Global Commercial Banking results, which excludes certain capital markets activity in Global Banking.

Global Corporate and Global Commercial Banking
	Three Months Ended March 31
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Revenue
Business Lending	$904	$851	$1,009	$946	$1,913	$1,797
Global Treasury Services	740	666	735	718	1,475	1,384
Total revenue, net of interest expense	$1,644	$1,517	$1,744	$1,664	$3,388	$3,181

Balance Sheet
Average
Total loans and leases	$131,209	$118,757	$140,258	$125,299	$271,467	$244,056
Total deposits	140,460	119,191	115,891	102,044	256,351	221,235

Period end
Total loans and leases	$131,522	$123,709	$141,708	$127,276	$273,230	$250,985
Total deposits	143,707	127,146	113,732	100,187	257,439	227,333

Global Corporate and Global Commercial Banking revenue increased $207 million for the three months ended March 31, 2014 compared to the same period in 2013 due to higher revenue in both Business Lending and Global Treasury Services.

Business Lending revenue in Global Corporate Banking and Global Commercial Banking increased $53 million and $63 million for the three months ended March 31, 2014 compared to the same period in 2013 due to higher net interest income from loan growth.

Global Treasury Services revenue in Global Corporate Banking and Global Commercial Banking increased $74 million and $17 million for the three months ended March 31, 2014 compared to the same period in 2013 driven by the impact of growth in U.S. and non-U.S. deposit balances and higher transaction services revenues, partially offset by the impact of the low rate environment.

Average loans and leases in Global Corporate and Global Commercial Banking increased 11 percent for the three months ended March 31, 2014 compared to the same period in 2013 driven by growth in the commercial and industrial, and commercial real estate portfolios. Average deposits in Global Corporate and Global Commercial Banking increased 16 percent for the three months ended March 31, 2014 compared to the same period in 2013 due to client liquidity, international growth and new client acquisitions.

Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by and involvement of each segment. To provide a complete discussion of our consolidated investment banking fees, the table below presents total Corporation investment banking fees as well as the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended March 31
	Global Banking		Total Corporation
(Dollars in millions)	2014	2013	2014	2013
Products
Advisory	$257	$233	$286	$257
Debt issuance	447	429	1,025	1,022
Equity issuance	118	128	313	323
Gross investment banking fees	822	790	1,624	1,602
Self-led	(35)	(28)	(82)	(67)
Total investment banking fees	$787	$762	$1,542	$1,535

Total Corporation investment banking fees of $1.5 billion, excluding self-led deals, included within Global Banking and Global Markets, remained relatively unchanged for the three months ended March 31, 2014 compared to the same period in 2013 as strong investment-grade underwriting and advisory fees were offset by lower underwriting fees for other debt products.

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$1,000	$1,110	(10)%
Noninterest income:
Investment and brokerage services	561	528	6
Investment banking fees	736	679	8
Trading account profits	2,367	2,890	(18)
All other income (loss)	351	(427)	n/m
Total noninterest income	4,015	3,670	9
Total revenue, net of interest expense (FTE basis)	5,015	4,780	5

Provision for credit losses	19	5	n/m
Noninterest expense	3,078	3,074	—
Income before income taxes	1,918	1,701	13
Income tax expense (FTE basis)	608	589	3
Net income	$1,310	$1,112	18

Return on average allocated capital	15.65%	15.06%
Efficiency ratio (FTE basis)	61.38	64.30

Balance Sheet
	Three Months Ended March 31
Average	2014	2013	% Change
Total trading-related assets (1)	$437,128	$504,266	(13)%
Total loans and leases	63,696	52,744	21
Total earning assets (1)	456,911	509,694	(10)
Total assets	601,541	670,286	(10)
Allocated capital	34,000	30,000	13

Period end	March 31 2014	December 31 2013	% Change
Total trading-related assets (1)	$430,894	$411,080	5%
Total loans and leases	64,598	67,381	(4)
Total earning assets (1)	455,135	432,821	5
Total assets	594,936	575,710	3

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, mortgage-backed securities (MBS), commodities and asset-backed securities (ABS). In addition, the economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 39. During the first quarter of 2014, the results for structured liabilities including DVA were moved into Global Markets from All Other to better align the performance and risk management of these instruments. As such, net DVA in

Global Markets represents the combined total of net DVA on derivatives and structured liabilities. Prior periods have been reclassified to conform to current period presentation.

Net income for Global Markets increased $198 million to $1.3 billion for the three months ended March 31, 2014 compared to the same period in 2013. Excluding net DVA, net income increased $37 million to $1.2 billion primarily driven by a stronger performance in credit and equities, partially offset by declines in our rates and currencies businesses. In the three months ended March 31, 2014, net DVA gains were $112 million compared to losses of $145 million in the same period in 2013. Noninterest expense of $3.1 billion remained relatively unchanged.

Average earning assets decreased $52.8 billion to $456.9 billion largely driven by a lower matched-book and lower trading securities.

The return on allocated capital, excluding DVA, was 14.81 percent down from 16.29 percent, reflecting stable net income combined with an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 24.

Sales and Trading Revenue

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, RMBS, collateralized loan obligations (CLOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The table below and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the table below and related discussion present sales and trading revenue excluding the impact of net DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Sales and trading revenue
Fixed income, currencies and commodities	$3,030	$2,852
Equities	1,185	1,153
Total sales and trading revenue	$4,215	$4,005

Sales and trading revenue, excluding net DVA (3)
Fixed income, currencies and commodities	$2,950	$3,001
Equities	1,153	1,149
Total sales and trading revenue, excluding net DVA	$4,103	$4,150

(1)
Includes FTE adjustments of $37 million and $44 million for the three months ended March 31, 2014 and 2013. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $85 million and $67 million for the three months ended March 31, 2014 and 2013.

(3)
For this presentation, sales and trading revenue excludes the impact of net DVA, which represents a non-GAAP financial measure. Net DVA gains of $80 million and losses of $149 million were included in FICC revenue for the three months ended March 31, 2014 and 2013. Net DVA gains of $32 million and $4 million were included in equities revenue for the three months ended March 31, 2014 and 2013.

Fixed-income, currency and commodities (FICC) revenue, including net DVA, increased $178 million to $3.0 billion for the three months ended March 31, 2014 compared to the same period in 2013. Excluding net DVA, FICC revenue decreased $51 million to $3.0 billion as rates and currencies declined on lower market volumes and reduced volatility, partially offset by sustained strength in credit markets. Also, the prior-year period included a $450 million write-down of a monoline receivable related to the settlement of a legacy matter in the FICC business. Equities revenue, including net DVA, increased $32 million to $1.2 billion. Excluding net DVA, equities revenue of $1.2 billion remained relatively unchanged. Sales and trading revenue included total commissions and brokerage fee revenue of $561 million for the three months ended March 31, 2014 compared to $528 million for the same period in 2013, substantially all from equities, with the increase due to a higher market share.

All Other

	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$(152)	$254	n/m
Noninterest income:
Card income	86	85	1%
Equity investment income	674	520	30
Gains on sales of debt securities	357	67	n/m
All other loss	(659)	(473)	39
Total noninterest income	458	199	130
Total revenue, net of interest expense (FTE basis)	306	453	(32)

Provision for credit losses	(135)	250	n/m
Noninterest expense	1,669	1,772	(6)
Loss before income taxes	(1,228)	(1,569)	(22)
Income tax benefit (FTE basis)	(1,046)	(646)	62
Net loss	$(182)	$(923)	(80)

Balance Sheet
	Three Months Ended March 31
Average	2014	2013	% Change
Loans and leases:
Residential mortgage	$193,991	$215,200	(10)%
Non-U.S. credit card	11,554	11,027	5
Other	11,865	18,330	(35)
Total loans and leases	217,410	244,557	(11)
Total assets (1)	165,541	249,648	(34)
Total deposits	34,152	35,550	(4)

Period end	March 31 2014	December 31 2013	% Change
Loans and leases:
Residential mortgage	$190,543	$197,061	(3)%
Non-U.S. credit card	11,563	11,541	—
Other	11,321	12,092	(6)
Total loans and leases	213,427	220,694	(3)
Total assets (1)	158,221	167,312	(5)
Total deposits	32,403	27,701	17

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $585.2 billion and $526.1 billion for the three months ended March 31, 2014 and 2013, and $609.2 billion and $569.8 billion at March 31, 2014 and December 31, 2013.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 119. Equity investments include Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Additionally, certain residential mortgage loans that are managed by Legacy Assets & Servicing are held in All Other.

During the first quarter of 2014, the results for structured liabilities including DVA (previously referred to as fair value adjustments on structured liabilities) were moved from All Other into Global Markets to better align the performance and risk management of these instruments. Prior periods have been reclassified to conform to current period presentation.

The net loss for All Other decreased $741 million to $182 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a $385 million improvement in the provision for credit losses, an increase of $290 million in gains on sales of debt securities and an increase in equity investment income of $154 million.

The provision for credit losses improved $385 million to a benefit of $135 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily driven by continued improvement in residential mortgage portfolio trends including increased home prices.

Noninterest expense decreased $103 million to $1.7 billion primarily due to lower personnel expense and litigation expense. The income tax benefit was $1.0 billion compared to a benefit of $646 million for the same period in 2013. The increase was primarily driven by the resolution of certain tax matters and recurring tax preference items.

Equity Investment Activity

The tables below present the components of equity investments included in All Other at March 31, 2014 and December 31, 2013, and also a reconciliation to the total consolidated equity investment income for the three months ended March 31, 2014 and 2013.

Equity Investments
(Dollars in millions)	March 31 2014	December 31 2013
Global Principal Investments	$1,302	$1,604
Strategic and other investments	816	807
Total equity investments included in All Other	$2,118	$2,411

Equity Investment Income
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Global Principal Investments	$(28)	$104
Strategic and other investments	702	416
Total equity investment income included in All Other	674	520
Total equity investment income included in the business segments	110	43
Total consolidated equity investment income	$784	$563

Equity investments included in All Other decreased $293 million to $2.1 billion at March 31, 2014 compared to December 31, 2013, with the decrease due to sales in the GPI portfolio. GPI had unfunded equity commitments of $68 million at March 31, 2014 compared to $127 million at December 31, 2013.

Equity investment income included in All Other was $674 million in the three months ended March 31, 2014, an increase of $154 million from the same period in 2013. The increase in the three months ended March 31, 2014 was primarily due to a gain of $684 million on the sale of the remaining portion of an equity investment, partially offset by lower GPI results. Total Corporation equity investment income was $784 million in the three months ended March 31, 2014, an increase of $221 million from the same period in 2013, due to the same factors. We expect quarterly All Other equity investment income to be lower for the remainder of 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations on page 52 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K, as well as Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guarantee payments that we may receive.

For more information on accounting for representations and warranties and our representations and warranties repurchase claims and exposures, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, certain of which have been for significant amounts in lieu of a loan-by-loan review process, including with the GSEs, with four monoline insurers and with the Bank of New York Mellon (the BNY Mellon Settlement), as trustee (the Trustee) for certain Countrywide Financial Corporation (Countrywide) private-label securitization trusts. As a result of various settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively.

We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements can be relied upon to predict the terms of future settlements. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims. For example, we are currently involved in RMBS litigation including purported class action suits, actions brought by individual RMBS purchasers and governmental actions. Our liability in connection with the transactions and claims not covered by these settlements could be material. For more information on our exposure to RMBS matters involving securities law, fraud or related claims, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

BNY Mellon Settlement

The BNY Mellon Settlement remains subject to final court approval and certain other conditions. It is not currently possible to predict the ultimate outcome or timing of the court approval process, which will include appeals and could take a substantial period of time. The court approval hearing began in the New York Supreme Court, New York County, on June 3, 2013 and concluded on November 21, 2013. On January 31, 2014, the court issued a decision, order and judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee’s conduct only with respect to the Trustee’s consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. On February 21, 2014, final judgment was entered and the Trustee filed a notice of appeal regarding the court’s ruling on loan modification claims in the settlement. The court's January 31, 2014 decision, order and judgment remain subject to ongoing appeals, as well as two motions to reargue, and it is not possible at this time to predict the timetable for appeals or when the court approval process will be completed.

Although we are not a party to the proceeding, certain of our rights and obligations under the settlement agreement are conditioned on final court approval of the settlement. There can be no assurance final court approval will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied, or if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and Countrywide will not withdraw from the settlement. If final court approval is not obtained, or if we and Countrywide withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals.

FHFA Settlement

On March 25, 2014, we entered into a settlement with FHFA as conservator of FNMA and FHLMC to resolve (1) all outstanding RMBS litigation between FHFA, FNMA and FHLMC, and the Corporation and its affiliates, and (2) other legacy contract claims related to representations and warranties (collectively, the FHFA Settlement). For additional information, including a description of the FHFA Settlement, see Executive Summary – Recent Events on page 5, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

FGIC Settlement

On April 7, 2014, the Corporation entered into a settlement with FGIC for certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance. In addition, on April 11, 2014, separate settlements were entered into with BNY Mellon as trustee with respect to seven of those trusts. The agreements resolve all outstanding litigation between FGIC and the Corporation, as well as outstanding and potential claims by FGIC and the trustee related to alleged representations and warranties breaches and other claims involving second-lien RMBS trusts for which FGIC provided financial guarantee insurance. For additional information, including a description of the settlements, see Executive Summary – Recent Events on page 5, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

For a summary of the larger settlement actions and the related impact on the representations and warranties provision and liability, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Unresolved Repurchase Claims

Repurchase claims received from a counterparty are considered unresolved repurchase claims until the underlying loan is repurchased, the claim is rescinded by the counterparty or the claim is otherwise settled. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance (MI) or mortgage guarantee payments. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution. Table 13 presents unresolved repurchase claims by counterparty at March 31, 2014 and December 31, 2013.

Table 13
Unresolved Repurchase Claims by Counterparty (1)
(Dollars in millions)	March 31 2014	December 31 2013
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3, 4)	$18,604	$17,953
Monolines (5)	1,536	1,532
GSEs	124	170
Total unresolved repurchase claims (3)	$20,264	$19,655

(1)
At March 31, 2014 and December 31, 2013, unresolved repurchase claims did not include repurchase demands of $1.2 billion where the Corporation believes that these demands are procedurally or substantively invalid.

(2)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(3)
Includes $13.5 billion and $13.8 billion of claims based on individual file reviews and $5.1 billion and $4.1 billion of claims submitted without individual file reviews at March 31, 2014 and December 31, 2013.

(4)	At March 31, 2014, unresolved repurchase claims have been reduced by $387 million of claims resolved in connection with the FHFA Settlement.

(5)
At March 31, 2014, $450 million of monoline repurchase claims outstanding as a result of the FGIC Settlement were resolved in April 2014. Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation.

During the three months ended March 31, 2014, we received $1.3 billion in new repurchase claims, including $1.1 billion submitted by private-label securitization trustees and a financial guarantee provider, $153 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs and $30 million submitted by whole-loan investors. During the three months ended March 31, 2014, $726 million in claims were resolved, including $387 million related to the FHFA Settlement. Of the remaining claims that were resolved, $162 million were resolved through rescissions and $177 million were resolved through mortgage repurchases and make-whole payments, primarily with the GSEs.

The increase in the notional amount of unresolved repurchase claims during the three months ended March 31, 2014 is primarily due to continued submission of claims by private-label securitization trustees; the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary for us to respond to the claim. We expect unresolved repurchase claims related to private-label securitizations to increase as such claims continue to be submitted and there is not an established process for the ultimate resolution of such claims on which there is a disagreement.

In addition to, and not included in, the total unresolved repurchase claims of $20.3 billion at March 31, 2014, are repurchase demands we have received from private-label securitization investors and a master servicer where we believe that these demands are procedurally or substantively invalid. The total amount outstanding of such demands was $1.2 billion at both March 31, 2014 and December 31, 2013, comprised of $952 million of demands received during 2012 and $273 million of demands related to trusts covered by the BNY Mellon Settlement. We do not believe that the demands outstanding at March 31, 2014 are valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

Of the $1.5 billion of monoline repurchase claims outstanding at March 31, 2014, $450 million were resolved as a result of the FGIC Settlement in April 2014. Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For additional discussion of the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 50.

At March 31, 2014 and December 31, 2013, the liability for representations and warranties was $13.4 billion and $13.3 billion. For the three months ended March 31, 2014, the representations and warranties provision was $178 million compared to $250 million for the same period in 2013. The provision for the three months ended March 31, 2014 included $103 million related to the FHFA Settlement and $75 million primarily for our remaining GSE exposures.

Our estimated liability at March 31, 2014 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions. Although we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have had little to no claim activity, these exposures are included in the estimated range of possible loss.

Experience with Government-sponsored Enterprises

As a result of various settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, our exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $14.0 billion and loans with certain defects excluded from the settlements that we do not believe will be material, such as title defects and certain specified violations of the GSEs' charters. As of March 31, 2014, of the $14.0 billion, approximately $11.2 billion in principal has been paid, $948 million in principal has defaulted or was severely delinquent, and the notional amount of unresolved repurchase claims submitted by the GSEs was $89 million related to these vintages.

Experience with Investors Other than Government-sponsored Enterprises

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $965 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which $557 billion in principal has been paid, $194 billion in principal has defaulted, $51 billion in principal was severely delinquent, and $163 billion in principal was current or less than 180 days past due at March 31, 2014.

Table 14 details the population of loans originated between 2004 and 2008 and sold in non-agency securitizations or as whole loans by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of March 31, 2014.

Table 14
Overview of Non-Agency Securitization and Whole-Loan Balances
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance March 31 2014	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$17	$3	$7	$10	$1	$2	$2	$5
Countrywide	716	168	41	146	187	24	45	44	74
Merrill Lynch	67	14	3	16	19	3	4	3	9
First Franklin	82	15	4	25	29	5	6	5	13
Total (1, 2)	$965	$214	$51	$194	$245	$33	$57	$54	$101
By Product
Prime	$302	$64	$8	$26	$34	$2	$6	$7	$19
Alt-A	172	49	11	39	50	7	12	12	19
Pay option	150	36	12	43	55	5	13	15	22
Subprime	247	53	17	67	84	17	20	16	31
Home equity	88	11	—	18	18	2	5	4	7
Other	6	1	3	1	4	—	1	—	3
Total	$965	$214	$51	$194	$245	$33	$57	$54	$101

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable). We believe many of the loan defaults observed in these securitizations and whole-loan balances have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of March 31, 2014, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and, of this amount, $110 billion was defaulted or severely delinquent at March 31, 2014.

Experience with Private-label Securitizations and Whole Loans

Legacy entities, and to a lesser extent Bank of America, sold loans to investors via private-label securitizations or as whole loans. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The loans sold with an original total principal balance of $780.5 billion, included in Table 14, were originated between 2004 and 2008, of which $452.7 billion have been paid in full and $191.7 billion were defaulted or severely delinquent at March 31, 2014. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $27.0 billion of representations and warranties repurchase claims related to these vintages, including $18.0 billion from private-label securitization trustees and a financial guarantee provider, $8.2 billion from whole-loan investors and $815 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statute of limitations relating to representations and warranties repurchase claims and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas, which may increase our total exposure.

A December 2013 decision by the New York intermediate appellate court held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made (i.e., the date the transaction closed and not when the repurchase demand was denied). That decision has been applied by the state and federal courts in several RMBS lawsuits not involving the Corporation, resulting in the dismissal as untimely of claims involving representations and warranties made more than the six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, this decision would apply to claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits we have received or may receive involve representations and warranties claims where the statute of limitations has expired and has not been tolled by agreement, and which we therefore believe would be untimely. The Corporation believes this ruling may lead to an increase in requests for tolling agreements as well as an increase in the pace of representations and warranties claims and/or the filing of lawsuits by private-label securitization trustees prior to the expiration of the statute of limitations, although we did not see such increases in the three months ended March 31, 2014.

We have resolved $8.5 billion of the $27.0 billion of claims received from whole-loan and private-label securitization counterparties with losses of $1.9 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $3.4 billion of these claims were resolved through repurchase or indemnification, $4.8 billion were rescinded by the investor and $333 million were resolved through the FHFA Settlement. At March 31, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $18.5 billion. We have performed an initial review with respect to substantially all of these claims and do not believe a valid basis for repurchase has been established by the claimant. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations sponsored by third-party whole-loan investors and are not required by the governing documents to do so.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and subsequent activity with certain counterparties led to the determination that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations, including certain private-label securitizations sponsored by third-party whole-loan investors, however, it did not provide sufficient experience to record a liability related to other private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole-loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. As discussed below, our estimated range of possible loss related to representations and warranties exposures as of March 31, 2014 included possible losses related to these whole-loan sales and private-label securitizations sponsored by third-party whole-loan investors.

The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and to actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files.

Experience with Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 14. At March 31, 2014 and December 31, 2013, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $1.5 billion. The FGIC Settlement resolved $450 million of these claims pertaining to the second-lien RMBS trusts for which FGIC provided financial guarantee insurance. The second-lien mortgages in the covered RMBS trusts had an original principal balance of $13.0 billion and an unpaid principal balance of $4.5 billion at the time of the settlement.

Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. During the three months ended March 31, 2014, there was minimal loan-level repurchase claim activity with the monoline as well as minimal requests for loan files for review through the representations and warranties process. However, there may be additional claims or file requests in the future.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although the number of such open notices has remained elevated, they have decreased over the last several quarters as the resolution of open notices exceeded new notices.

We had approximately 101,000 open MI rescission notices at both March 31, 2014 and December 31, 2013. Open MI rescission notices at March 31, 2014 included 38,000 pertaining principally to first-lien mortgages serviced for others, 10,000 pertaining to loans held-for-investment (HFI) and 53,000 pertaining to ongoing litigation for second-lien mortgages.

For more information on open mortgage insurance rescission notices, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Estimated Range of Possible Loss

We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at March 31, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including RMBS litigation or litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in existing accruals or the estimated range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements; however, in light of the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

For more information on the methodology used to estimate the representations and warranties liability and the corresponding estimated range of possible loss, see Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for more information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties on page 127.

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

Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. The GSEs claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, the GSEs' first-lien mortgage seller/servicer guides provide timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond the control of the servicer. In addition, many non-agency RMBS and whole-loan servicing agreements state that the servicer may be liable for failure to perform its servicing obligations in keeping with industry standards or for acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer's duties.

It is not possible to reasonably estimate our liability with respect to certain potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material.

2011 OCC Consent Order and 2013 IFR Acceleration Agreement

We entered into the 2011 OCC Consent Order on April 13, 2011. This consent order required servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes, adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan, and implementation of enhanced controls over third-party vendors that provide default servicing support services.

On January 7, 2013, we and other mortgage servicing institutions entered into an agreement in principle with the OCC and the Federal Reserve to cease the Independent Foreclosure Review (IFR) that had commenced pursuant to consent orders entered into by Bank of America with the Federal Reserve (2011 FRB Consent Order) and the 2011 OCC Consent Order entered into between BANA and the OCC, and replaced it with an accelerated remediation process (2013 IFR Acceleration Agreement). The 2013 IFR Acceleration Agreement required us to provide $1.8 billion of borrower assistance in the form of loan modifications and other foreclosure prevention actions, and in addition, we made a cash payment of $1.1 billion into a qualified settlement fund in 2013. The borrower assistance program is not expected to result in any incremental credit provision, as we believe that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs. Although we believe we have complied with the consent orders, our compliance remains subject to regulatory review.

National Mortgage Settlement

In March 2012, we entered into the National Mortgage Settlement with the DOJ, various federal regulatory agencies and 49 state Attorneys General to resolve federal and state investigations into certain residential mortgage origination, servicing and foreclosure practices. The National Mortgage Settlement was approved by a federal court in April 2012. The National Mortgage Settlement provided for certain cash payments and borrower assistance obligations and established certain uniform servicing standards. Our compliance with these standards is subject to ongoing review and certification by an independent monitor. The independent monitor confirmed in March 2014 that we have fulfilled all national crediting obligations with respect to borrower assistance, rate reduction modification and principal reduction commitments and, therefore, we will not be required to make additional cash payments based on the failure to satisfy these crediting obligations. Subject to confirmation by the independent monitor, we also believe we have satisfied our principal reduction solicitation requirements and our commitments made to several states in connection with the National Mortgage Settlement to perform certain minimum levels of principal reduction and related activities in such states.

The National Mortgage Settlement does not cover certain claims arising out of origination, securitization (including representations made to investors with respect to RMBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration Systems, Inc. (MERS), or claims by the GSEs (including repurchase demands), among other items.

Mortgage Electronic Registration Systems, Inc.

For information on MERS, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 58 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

Impact of Foreclosure Delays

Foreclosure delays impact our default-related servicing costs. We believe default-related servicing costs peaked in late 2012 and they began to decline in 2013, and we anticipate that this decline will continue in 2014. However, unexpected foreclosure delays could impact the rate of decline. Default-related servicing costs include costs related to resources needed for implementing new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and operational costs due to delayed foreclosures, and do not include mortgage-related assessments, waivers and similar costs related to foreclosure delays.

Other areas of our operations are also impacted by foreclosure delays. In the three months ended March 31, 2014, we recorded $62 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays compared to $199 million in the same period in 2013. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances, and may impact the collectability of such advances and the value of our MSR asset, RMBS and real estate owned properties. Accordingly, the ultimate resolution of disagreements with counterparties, delays in foreclosure sales beyond those currently anticipated, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing, transfer of servicing and servicing rights, and foreclosure activities, including those claims not covered by the National Mortgage Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. We are also subject to inquiries, investigations, actions and claims from regulators, trustees, investors and other third parties relating to other mortgage-related activities such as the purchase, sale, pooling, and origination and securitization of loans, as well as structuring, marketing, underwriting and issuance of RMBS and other securities, including claims relating to the adequacy and accuracy of disclosures in offering documents and representations and warranties made in connection with whole-loan sales or securitizations. The ongoing environment of heightened scrutiny has subjected us to governmental or regulatory inquiries and investigations, and may subject us to actions, including litigation, penalties and fines, including by the DOJ, state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (the RMBS Working Group), or by other regulators or government agencies that could significantly adversely affect our reputation and result in material costs to us in excess of current reserves and management’s estimate of the aggregate range of possible loss for litigation matters. The Corporation has previously disclosed that it is subject to inquiries and investigations, and may be subject to penalties and fines by the DOJ, state Attorneys General and other members of the RMBS Working Group, and is a party to certain litigation proceedings brought by the DOJ and certain other governmental authorities regarding the Corporation's RMBS and other mortgage-related matters. We continue to cooperate with and have had discussions about a potential resolution of mortgage and RMBS-related matters with certain governmental authorities. There can be no assurances that these discussions will lead to a resolution of any or all of the matters. For additional information, see Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

Recent actions by regulators and government agencies indicate that they may, on an industry basis, increasingly pursue claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and the False Claims Act. For example, the Civil Division of the U.S. Attorney’s office for the Eastern District of New York is conducting an investigation concerning our compliance with the requirements of the FHA’s Direct Endorsement Program. FIRREA contemplates civil monetary penalties as high as $1.1 million per violation or, if permitted by the court, based on pecuniary gain derived or pecuniary loss suffered as a result of the violation. Treble damages are potentially available for the False Claims Act claims. The ongoing environment of additional regulation, increased regulatory compliance burdens, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in operational and compliance costs and may limit our ability to continue providing certain products and services. For more information on management’s estimate of the aggregate range of possible loss and on regulatory investigations, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Mortgage-related Settlements – Servicing Matters

In connection with the BNY Mellon Settlement, BANA has agreed to implement certain servicing changes related to loss mitigation activities. BANA also agreed to transfer the servicing rights related to certain high-risk loans to qualified subservicers on a schedule that began with the signing of the BNY Mellon Settlement. This servicing transfer protocol has reduced the servicing fees payable to BANA in the future. Upon final court approval of the BNY Mellon Settlement, failure to meet the established benchmarking standards for loans not in subservicing arrangements can trigger payment of agreed-upon fees. Additionally, we and Countrywide have agreed to work to resolve with the Trustee certain mortgage documentation issues related to the enforceability of mortgages in foreclosure and to reimburse the related Covered Trust for any loss if BANA is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of these issues. These agreements will terminate if final court approval of the BNY Mellon Settlement is not obtained, although we could still have exposure under the pooling and servicing agreements related to the mortgages in the Covered Trusts for these issues.

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

Regulatory Matters

Debit Interchange Fees

On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Financial Reform Act’s Durbin Amendment effective on October 1, 2011 which, among other things, established a regulatory cap for many types of debit interchange transactions to equal no more than $0.21 plus five bps of the value of the transaction. The Federal Reserve also adopted a rule to allow a debit card issuer to recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements, with which we are currently in compliance. On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling regarding the Federal Reserve’s rules implementing the Durbin Amendment. The ruling requires the Federal Reserve to reconsider the $0.21 per transaction cap on debit card interchange fees. However, on March 21, 2014, the U.S. Court of Appeals for the D.C. Circuit overturned the ruling, leaving the Federal Reserve’s rule intact. It is not yet clear whether the merchant plaintiffs will pursue additional legal challenges to the Federal Reserve’s implementation of the Durbin Amendment.

For more information on other significant regulatory matters, see Capital Management – Regulatory Capital on page 56, Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein, Regulatory Matters on page 59 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K, and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

Managing Risk

Overview

Risk is inherent in every material business activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risks. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings.

We take a comprehensive approach to risk management. We have a defined risk framework and articulated risk appetite which are approved annually by the Board. Risk management planning is integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities. For a more detailed discussion of our risk management activities, see pages 61 through 117 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

Strategic Risk Management

Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from incorrect assumptions, unsuitable business plans, ineffective strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic and competitive environments, customer preferences, and technology developments in the geographic locations in which we operate.

Our appetite for strategic risk is assessed based on the strategic plan, with strategic risks selectively and carefully considered against the backdrop of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition, risk appetite and stress test results, among other considerations. The Chief Executive Officer and executive management team manage and act on significant strategic actions, such as divestitures, consolidation of legal entities or capital actions subsequent to required review and approval by the Board.

For more information on our Strategic Risk Management activities, see page 65 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

Capital Management

The Corporation manages its capital position to maintain sufficient capital to support its business activities and maintain capital, risk and risk appetite commensurate with one another. Additionally, we seek to maintain safety and soundness at all times including under adverse conditions, take advantage of potential growth opportunities, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for our subsidiaries, and satisfy current and future regulatory capital requirements. Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits.

We set goals for capital ratios to meet key stakeholder expectations, including investors, rating agencies and regulators, and to achieve our financial performance objectives and strategic goals, while maintaining adequate capital, including during periods of stress. We assess capital adequacy to operate in a safe and sound manner and maintain adequate capital in relation to the risks associated with our business activities and strategy.

At least quarterly, we conduct an Internal Capital Adequacy Assessment Process (ICAAP). The ICAAP is a forward-looking assessment of our projected capital needs and resources, incorporating earnings, balance sheet and risk forecasts under baseline and adverse economic and market conditions. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in the forecasts, stress tests or economic capital. We assess the capital impacts of proposed changes to regulatory capital requirements. Management assesses ICAAP results and provides documented quarterly assessments of the adequacy of the capital guidelines and capital position to the Board or its committees.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation’s internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 54. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. During the latest annual planning process, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in the first quarter of 2014, we adjusted the amount of capital being allocated to our business segments. For more information on the refined methodology, see Business Segment Operations on page 24.

CCAR and Capital Planning

The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. The CCAR capital plan is the central element of the Federal Reserve’s approach to ensure that large BHCs have adequate capital and robust processes for managing their capital. As of March 31, 2014, in connection with the 2013 CCAR capital plan, we have repurchased and retired approximately 318 million common shares for an aggregate purchase price of approximately $4.7 billion and we have redeemed $5.5 billion of preferred stock consisting of Series H and 8.

In January 2014, we submitted our 2014 CCAR capital plan and received results on March 26, 2014. Based on the information in our January 2014 submission, the Federal Reserve advised us that it did not object to our 2014 capital actions. On April 28th, we announced changes to the capital and capital ratios (as further discussed below), included in our April 16th earnings announcement (earnings announcement), suspension of the aforementioned 2014 capital actions, and announced that we will resubmit the Corporation’s capital plan pursuant to the 2014 CCAR to the Federal Reserve.

Our earnings announcement included estimated preliminary Basel 3 capital amounts and ratios under the Standardized approach on both a transition and fully phased-in basis and under the Advanced approaches on a fully phased-in basis, as well as Basel 1 capital amounts and ratios for 2013. Subsequent to the earnings announcement, we discovered an incorrect adjustment being applied in the determination of regulatory capital related to the treatment of the fair value option adjustment for structured notes assumed in the Merrill Lynch & Co, Inc. acquisition in 2009, resulting in an overstatement of regulatory capital amounts and ratios. The Corporation's historical consolidated financial statements, including shareholders' equity, have been properly stated in accordance with accounting principles generally accepted in the United States of America (GAAP).

With regard to the regulatory capital revision, the determination of regulatory capital requires that a BHC adjust GAAP capital for the unrealized cumulative change in the fair value of all financial liabilities accounted for under the fair value option that is included in retained earnings and is attributable to changes in the bank holding company’s own creditworthiness. As such, we correctly adjusted for the aforementioned cumulative unrealized change on structured notes accounted for under the fair value option, but incorrectly adjusted for cumulative realized losses on Merrill Lynch issued structured notes that had matured or which we redeemed subsequent to the date of the Merrill Lynch acquisition.

Upon finalizing the regulatory capital amounts and ratios for the first quarter of 2014, we identified this incorrect adjustment and revised our estimate of the calculation of regulatory capital and related ratios resulting in decreases to the estimated preliminary capital amounts and ratios that were included in the earnings announcement. For the first quarter of 2014, our Basel 3 Standardized – Transition common equity tier 1 capital decreased $720 million to $150.9 billion, Tier 1 capital decreased $2.7 billion to $152.9 billion, Total capital decreased $2.7 billion to $190.1 billion and Tier 1 leverage decreased $2.7 billion to $152.9 billion, respectively, from amounts included in the earnings announcement. The associated ratios decreased from those included in the earnings announcement by five bps to 11.8 percent, 21 bps to 11.9 percent, 21 bps to 14.8 percent and 12 bps to 7.4 percent, respectively. Our estimated common equity tier 1 capital under both the Basel 3 Standardized and Advanced approaches, on a fully phased-in basis, decreased $4.0 billion to $130.1 billion from amounts included in the earnings announcement. The associated ratios decreased from those included in the earnings announcement by 27 bps to 9.0 percent and 29 bps to 9.6 percent, respectively. Capital amounts and ratios for the fourth quarter of 2013 were also adjusted. See Table 16 for the capital amounts and ratios at March 31, 2014 and the revised capital amounts and ratios at December 31, 2013. The Corporation's estimated supplementary leverage ratio on a fully phased-in basis as of March 31, 2014 is approximately five percent.

We are required to update and resubmit our 2014 CCAR submission by May 27th, unless that period is extended by the Federal Reserve. We must address the quantitative errors in our capital plan as part of the resubmission and will undertake a third-party review of our regulatory capital reporting. We expect any requested capital actions that may be included in our revised 2014 CCAR capital plan to be less than the capital actions announced on March 26th.
Until the Federal Reserve acts on our 2014 CCAR resubmission, we must obtain the Federal Reserve's approval prior to any capital distributions. However, the Federal Reserve has approved certain capital actions, including continued payment of a quarterly common stock dividend of $0.01 per share, the amendment to the terms of the Corporation’s 6% Cumulative Perpetual Preferred Stock, Series T (Series T Preferred Stock) as described below and the redemption or repurchase of a limited amount of trust preferred securities and subordinated debt. Additional common share buybacks were not included in this approval. In April 2014, prior to the suspension of our aforementioned 2014 CCAR capital plan, we repurchased and retired 14.4 million common shares for an aggregate purchase price of approximately $233 million pursuant to the $4.0 billion common stock repurchase authorization announced March 26th.
For more information on these and other regulatory requirements, see Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Regulatory Capital

As a financial services holding company, we are subject to regulatory capital rules issued by federal banking regulators. Through December 31, 2013, we were subject to the Basel 1 general risk-based capital rules which included new measures of market risk including a charge related to stressed Value-at-Risk (VaR), an incremental risk charge and the comprehensive risk measure (CRM), as well as other technical modifications to Basel 1 (the Basel 1 – 2013 Rules). On January 1, 2014, we became subject to the Basel 3 rules, which include certain transition provisions through 2018. Basel 3 generally continues to be subject to interpretation by U.S. banking regulators. The Corporation and its primary affiliated banking entities, BANA and FIA, meet the definition of an advanced approaches bank and measure regulatory capital adequacy based on the Basel 3 rules. For more information on the regulatory capital amounts and calculations, see Basel 3 below.

Basel 3

Basel 3 materially changes Tier 1 and Total capital calculations and formally establishes a common equity tier 1 capital ratio. Basel 3 introduces new minimum capital ratios and buffer requirements and a supplementary leverage ratio; changes the composition of regulatory capital; revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework; expands and modifies the risk-sensitive calculation of risk-weighted assets for credit and market risk (the Advanced approaches); and introduces a Standardized approach for the calculation of risk-weighted assets. For more information on the supplementary leverage ratio, see Capital Management – Other Regulatory Capital Matters on page 62.

As an advanced approaches bank, under Basel 3, we are required to calculate regulatory capital ratios and risk-weighted assets under both the Standardized approach and, upon notification of approval by U.S. banking regulators, the Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the Prompt Corrective Action framework. Prior to receipt of notification of approval, we are required to assess our capital adequacy under the Standardized approach only. The Prompt Corrective Action framework establishes categories of capitalization, including “well capitalized,” based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for “well-capitalized” banking entities. On January 1, 2015, common equity tier 1 capital will be included in the "well-capitalized" category.

Under the Basel 3 transition provisions in effect through December 31, 2014, the Standardized approach uses risk-weighted assets as measured under the Basel 1 – 2013 Rules in the determination of the Basel 3 Standardized approach capital ratios (Basel 3 Standardized – Transition). For more information on how risk-weighted assets are measured under the Basel 1 – 2013 Rules, see Capital Management – Regulatory Capital on page 65 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K. Effective January 1, 2015, the Prompt Corrective Action framework is amended to reflect the new capital requirements under Basel 3.

Regulatory Capital Composition – Transition

Important differences in determining the composition of regulatory capital between the Basel 1 – 2013 Rules and Basel 3 include changes in capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI, each of which will be impacted by future changes in interest rates, overall earnings performance or other corporate actions.

Changes to the composition of regulatory capital under Basel 3, such as recognizing the impact of unrealized gains or losses on AFS debt securities in common equity tier 1 capital, are subject to a transition period where the impact is recognized in 20 percent annual increments. These regulatory capital adjustments and deductions will be fully implemented in 2018. The phase-in period for the new minimum capital ratio requirements and related buffers under Basel 3 is from January 1, 2014 through December 31, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. Table 15 summarizes how certain regulatory capital deductions and adjustments will be transitioned from 2014 through 2018 for common equity tier 1 and Tier 1 capital.

Table 15
Summary of Certain Basel 3 Regulatory Capital Transition Provisions
Beginning on January 1 of each year	2014	2015	2016	2017	2018
Common equity tier 1 capital
Percent of total amount deducted from common equity tier 1 capital includes:	20%	40%	60%	80%	100%
Deferred tax assets arising from net operating loss and tax credit carryforwards; intangibles, other than mortgage servicing rights and goodwill; defined benefit pension fund net assets; net gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value; direct and indirect investments in own common equity tier 1 capital instruments; certain amounts exceeding the threshold by 10 percent individually and 15 percent in aggregate

Percent of total amount used to adjust common equity tier 1 capital includes (1):	80%	60%	40%	20%	0%
Net unrealized gains (losses) on AFS debt and certain marketable equity securities recorded in accumulated OCI; employee benefit plan adjustments recorded in accumulated OCI
Tier 1 capital
Percent of total amount deducted from Tier 1 capital includes:	80%	60%	40%	20%	0%
Deferred tax assets arising from net operating loss and tax credit carryforwards; defined benefit pension fund net assets; net gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value

(1)
Represents the phase-out percentage of the exclusion by year (e.g., 20 percent of net unrealized gains (losses) on AFS debt and certain marketable equity securities recorded in accumulated OCI will be included in 2014).

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be partially transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and partially transitioned and excluded from Tier 2 capital beginning in 2016. The exclusion from Tier 2 capital starts at 40 percent on January 1, 2016, increasing 10 percent each year until the full amount is excluded from Tier 2 capital beginning on January 1, 2022. As of March 31, 2014, our qualifying Trust Securities were $2.9 billion (approximately 23 bps of Tier 1 capital) and will no longer qualify as Tier 1 capital or Tier 2 capital beginning in 2016, subject to the transition provisions.

Standardized Approach

The Basel 3 Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk, as defined under the rules, are measured on a basis generally consistent with how market risk-weighted assets were measured under the Basel 1 – 2013 Rules. Credit risk exposures are measured by applying fixed risk weights to each exposure, determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development (OECD) country risk code and maturity, among others. Under the Standardized approach, no distinction is made for variations in credit quality for corporate exposures, and the economic benefit of collateral is restricted to a limited list of eligible securities and cash. Some key differences between the Standardized and Advanced approaches are that the Advanced approaches include a measure of operational risk and a credit valuation adjustment (CVA) capital charge in credit risk and rely on internal analytical models to measure credit risk-weighted assets. We estimate our common equity tier 1 capital ratio under the Basel 3 Standardized approach, on a fully phased-in basis, to be 9.0 percent at March 31, 2014. As of March 31, 2014, we estimated that our Basel 3 Standardized common equity tier 1 capital would be $130.1 billion and total risk-weighted assets would be $1,447.4 billion, on a fully phased-in basis. This does not include the benefit of the removal of the surcharge applicable to the CRM. For a reconciliation of Basel 3 Standardized – Transition to Basel 3 Standardized estimates on a fully phased-in basis for common equity tier 1 capital and risk-weighted assets, see Table 18. Our estimates under the Basel 3 Standardized approach may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Realized results could differ from those estimates and assumptions.

Advanced Approaches

Under the Basel 3 Advanced approaches, risk-weighted assets are determined primarily for market risk and credit risk, similar to the Standardized approach, and also incorporate operational risk. Market risk capital measurements are consistent with the Standardized approach, except for securitization exposures, where the Supervisory Formula Approach is also permitted, and certain differences arising from the inclusion of the CVA capital charge in the credit risk capital measurement. Credit risk exposures are measured using internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss-given default (LGD) and, in certain instances, exposure at default (EAD). The analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using internal models which rely on both internal and external operational loss experience and data. The Basel 3 Advanced approaches require approval by the U.S. regulatory agencies of our internal analytical models used to calculate risk-weighted assets. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant.

Under the Basel 3 Advanced approaches, we estimated our common equity tier 1 capital ratio, on a fully phased-in basis, to be 9.6 percent at March 31, 2014. As of March 31, 2014, we estimated that our common equity tier 1 capital would be $130.1 billion and total risk-weighted assets would be $1,361.2 billion, on a fully phased-in basis. This assumes approval by U.S. banking regulators of our internal analytical models, but does not include the benefit of the removal of the surcharge applicable to the CRM. The calculations under Basel 3 require management to make estimates, assumptions and interpretations, including the probability of future events based on historical experience. Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Realized results could differ from those estimates and assumptions.

Capital Composition and Ratios

Table 16 presents Bank of America Corporation's capital ratios and related information in accordance with Basel 3 Standardized – Transition as measured at March 31, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 16
Bank of America Corporation Regulatory Capital
				Revised
	March 31, 2014			December 31, 2013
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital (2)	11.8%	$150,922	4.0%	n/a	n/a	n/a
Tier 1 common capital	n/a	n/a	n/a	10.9%	$141,522	n/a
Tier 1 capital	11.9	152,936	6.0	12.2	157,742	6.0%
Total capital	14.8	190,124	10.0	15.1	196,567	10.0
Tier 1 leverage	7.4	152,936	4.0	7.7	157,742	4.0

						Revised
					March 31 2014	December 31 2013
Risk-weighted assets (in billions) (2)					$1,282	$1,298
Adjusted quarterly average total assets (in billions) (3)					2,059	2,052

(1)
Percent required to meet guidelines to be considered well capitalized under the Prompt Corrective Action framework, except for common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

(2)
On a pro-forma basis, under Basel 3 Standardized – Transition, December 31, 2013 common equity tier 1 capital and common equity tier 1 capital ratios would have been $152,743 million and 11.6 percent, and risk-weighted assets would have been $1,316 billion.

(3)	Reflects adjusted average total assets for the three months ended March 31, 2014 and December 31, 2013.
n/a = not applicable

Common equity tier 1 capital under Basel 3 Standardized – Transition was $150.9 billion at March 31, 2014, an increase of $9.4 billion from Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013. The increase was largely attributable to the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to deferred tax assets, partially offset by the impact of common stock repurchases. For more information on Basel 3 transition provisions, see Table 15. During the three months ended March 31, 2014, Total capital decreased $6.4 billion primarily driven by the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to long-term debt that qualifies as Tier 2 capital. The Tier 1 leverage ratio decreased 26 bps during the three months ended March 31, 2014 primarily driven by the decrease in Tier 1 capital and an increase in adjusted quarterly average total assets. For additional information, see Tables 16 and 17.

At March 31, 2014, an increase or decrease in our common equity tier 1, Tier 1 or Total capital ratios by one bp would require a change of $128 million in common equity tier 1, Tier 1 or Total capital. We could also increase our common equity tier 1, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.1 billion, $1.1 billion or $864 million, respectively. An increase in our Tier 1 leverage ratio by one bp on such date would require $206 million of additional Tier 1 capital or a reduction of $2.8 billion in adjusted average assets.

Risk-weighted assets decreased $15.5 billion during the three months ended March 31, 2014 to $1,282 billion primarily due to decreases in residential mortgage and consumer credit card balances, partially offset by the impact of certain transition provisions under the Basel 3 Standardized – Transition and an increase in commercial loans.

Table 17 presents the capital composition as measured under Basel 3 Standardized – Transition at March 31, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 17
Capital Composition
		Revised
(Dollars in millions)	March 31 2014	December 31 2013
Total common shareholders' equity	$218,536	$219,333
Goodwill	(69,842)	(69,844)
Intangibles, other than mortgage servicing rights and goodwill	(1,067)	—
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	—	(4,263)
Net unrealized losses on AFS debt securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	3,636	5,538
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,887	2,407
DVA related to liabilities and derivatives (1)	319	2,188
Deferred tax assets arising from net operating loss and tax credit carryforwards (2)	(2,983)	(15,391)
Other	436	1,554
Common equity tier 1 capital (3)	150,922	141,522
Qualifying preferred stock	10,435	10,435
Deferred tax assets arising from net operating loss and tax credit carryforwards under transition	(11,933)	—
DVA related to liabilities and derivatives under transition	1,275	—
Defined benefit pension fund assets	(645)	—
Trust preferred securities	2,897	5,785
Other	(15)	—
Total Tier 1 capital	152,936	157,742
Long-term debt qualifying as Tier 2 capital	14,316	21,175
Non-qualifying trust preferred securities capital instruments subject to phase out from Tier 2 capital	4,460	—
Allowance for loan and lease losses	16,618	17,428
Reserve for unfunded lending commitments	509	484
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(2,364)	(1,637)
Other	3,649	1,375
Total capital	$190,124	$196,567

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from common equity tier 1, Tier 1 and Total capital for regulatory capital purposes.

(2)	March 31, 2014 amount represents phase-in portion under Basel 3 Standardized – Transition. The December 31, 2013 amount represents the full Basel 1 deferred tax asset disallowance.

(3)	Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013.

Table 18 presents a reconciliation of our common equity tier 1 capital and risk-weighted assets in accordance with the Basel 1 – 2013 Rules to our Basel 3 Standardized – Transition and Basel 3 Advanced approaches fully phased-in estimates at March 31, 2014 and December 31, 2013. Basel 3 regulatory capital ratios on a fully phased-in basis are considered non-GAAP financial measures until the end of the transition period on January 1, 2018 when adopted and required by U.S. banking regulators.

Table 18
Regulatory Capital Reconciliations (1, 2)
		Revised
(Dollars in millions)		December 31 2013
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital		$157,742
Deduction of qualifying preferred stock and trust preferred securities		(16,220)
Basel 1 Tier 1 common capital		141,522
Deduction of defined benefit pension assets		(829)
Deferred tax assets and threshold deductions (deferred tax asset temporary differences, MSRs and significant investments)		(5,459)
Net unrealized losses in accumulated OCI on AFS debt and certain marketable equity securities, and employee benefit plans		(5,664)
Other deductions, net		(1,624)
Basel 3 common equity tier 1 capital (fully phased-in)		$127,946

	March 31 2014
Regulatory capital – Basel 3 transition to fully phased-in
Common equity tier 1 capital (transition)	$150,922
Adjustments and deductions recognized in Tier 1 capital during transition (3)	(11,302)
Other adjustments and deductions phased in during transition	(9,474)
Common equity tier 1 capital (fully phased-in)	$130,146

		Revised
	March 31 2014	December 31 2013
Risk-weighted assets – As reported to Basel 3 (fully phased-in)
As reported risk-weighted assets	$1,282,117	$1,297,593
Changes in risk-weighted assets from reported to fully phased-in	165,332	162,731
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	1,447,449	1,460,324
Changes in risk-weighted assets for advanced models	(86,234)	(133,027)
Basel 3 Advanced approaches risk-weighted assets (fully phased-in)	$1,361,215	$1,327,297

Regulatory capital ratios
Basel 1 Tier 1 common	n/a	10.9%
Basel 3 Standardized approach common equity tier 1 (transition)	11.8%	n/a
Basel 3 Standardized approach common equity tier 1 (fully phased-in)	9.0	8.8
Basel 3 Advanced approaches common equity tier 1 (fully phased-in)	9.6	9.6

(1)
Based on the Basel 3 Advanced approaches, assuming all regulatory model approvals, except for the potential reduction to risk-weighted assets resulting from the removal of the Comprehensive Risk Measure surcharge.

(2)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under the Basel 1 – 2013 Rules at December 31, 2013.

(3)	For more information on the composition of adjustments and deductions, see Table 17.
n/a = not applicable

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 19 presents regulatory capital information for BANA and FIA at March 31, 2014 and December 31, 2013.

Table 19
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	March 31, 2014			December 31, 2013
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital
Bank of America, N.A.	12.3%	$125,189	4.0%	n/a	n/a	n/a
FIA Card Services, N.A.	15.5	18,115	4.0	n/a	n/a	n/a
Tier 1 capital
Bank of America, N.A.	12.3	125,189	6.0	12.3%	$125,886	6.0%
FIA Card Services, N.A.	16.4	19,200	6.0	16.8	20,135	6.0
Total capital
Bank of America, N.A.	13.9	140,765	10.0	13.8	141,232	10.0
FIA Card Services, N.A.	17.7	20,680	10.0	18.1	21,672	10.0
Tier 1 leverage
Bank of America, N.A.	9.1	125,189	5.0	9.2	125,886	5.0
FIA Card Services, N.A.	12.2	19,200	5.0	12.9	20,135	5.0

(1)
Percent required to meet guidelines to be considered well capitalized under the Prompt Corrective Action framework, except for common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

n/a = not applicable

BANA's Tier 1 capital ratio under Basel 3 Standardized – Transition was 12.3 percent at March 31, 2014, unchanged from December 31, 2013 as the impact of net unrealized gains and losses in accumulated OCI under the Basel 3 transition provisions was offset by net income in excess of dividends to the parent company and slightly lower risk-weighted assets. The Total capital ratio increased three bps to 13.9 percent at March 31, 2014 compared to December 31, 2013. The Tier 1 leverage ratio decreased 13 bps to 9.1 percent at March 31, 2014 compared to December 31, 2013. The increase in the Total capital ratio was driven by the same factors as the Tier 1 capital ratio. The decrease in the Tier 1 leverage ratio was driven by an increase in adjusted quarterly average total assets and a slight decrease in Tier 1 capital.

FIA's Tier 1 capital ratio under Basel 3 Standardized – Transition was 16.4 percent at March 31, 2014, a decrease of 40 bps from December 31, 2013. The Total capital ratio decreased 42 bps to 17.7 percent at March 31, 2014 compared to December 31, 2013. The Tier 1 leverage ratio decreased 72 bps to 12.2 percent at March 31, 2014 compared to December 31, 2013. The decreases in the Tier 1 capital and Total capital ratios were driven by returns of capital to the parent company, partially offset by a decrease in risk-weighted assets compared to December 31, 2013. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital and an increase in adjusted quarterly average total assets.

Other Regulatory Capital Matters

Series T Preferred Stock

In 2013, we entered into an agreement with Berkshire, who holds all the outstanding shares of the Corporation's Series T Preferred Stock to amend the terms of the Corporation's Series T Preferred Stock. As of March 31, 2014, the Series T Preferred Stock, which had a carrying value of $2.9 billion, does not qualify as Tier 1 capital. The material changes to the terms of the Series T Preferred Stock proposed in the amendment are: (1) dividends will no longer be cumulative; (2) the dividend rate will be fixed at 6%; and (3) we may redeem the Series T Preferred Stock only after the fifth anniversary of the effective date of the amendment. Under Delaware law and our certificate of incorporation, the amendment must be approved by the holders of the Series T Preferred Stock, voting as a separate class, and a majority of the outstanding shares of our common stock, Series B Preferred Stock and Series 1 through 5 Preferred Stock, voting together as a class. The amendment will be presented to our stockholders for approval at the annual meeting of stockholders to be held on May 7, 2014. Berkshire has granted us an irrevocable proxy to vote their shares of Series T Preferred Stock in favor of the amendment at the annual meeting. If our stockholders approve the amendment and it becomes effective, our Tier 1 capital will increase by approximately $2.9 billion, which will benefit our Tier 1 capital ratio by approximately 23 bps and our Tier 1 leverage ratio by approximately 14 bps. In the event the amendment is not approved by stockholders, the current terms of the Series T Preferred Stock will remain in effect and the Series T Preferred Stock will continue to not qualify as Tier 1 capital. In addition, if the amendment is not approved by stockholders, the inability to treat the Series T Preferred Stock as Tier 1 capital is one factor we would consider in evaluating whether to issue additional series of preferred stock, which may be dilutive to earnings per share of our common stock. We do not expect any impact to our financial condition or results of operations as a result of this amendment. For more information on the Series T Preferred Stock, see Note 13 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Supplementary Leverage Ratio

Basel 3 also will require a calculation of a supplementary leverage ratio, determined by dividing Tier 1 capital by supplementary leverage exposure for each month-end during a fiscal quarter, and then calculating the simple average. Supplementary leverage exposure is comprised of all on-balance sheet assets, plus a measure of certain off-balance sheet exposures, including among others, lending commitments, letters of credit, over-the-counter (OTC) derivatives, repo-style transactions and margin loan commitments. We will be required to disclose our supplementary leverage ratio effective January 1, 2015.

On April 8, 2014, U.S. banking regulators voted to adopt a final rule to modify the supplementary leverage ratio minimum requirements under Basel 3 effective in 2018. This only applies to BHCs with more than $700 billion in total assets or more than $10 trillion in total assets under custody. Effective January 1, 2018, the Corporation will be required to maintain a minimum supplementary leverage ratio of three percent, plus a supplementary leverage buffer of two percent, for a total of five percent. If the Corporation’s supplementary leverage buffer is not greater than or equal to two percent, then the Corporation will be subject to mandatory limits on its ability to make distributions of capital to shareholders, whether through dividends, stock repurchases or otherwise. In addition, the insured depository institutions of such BHCs, which for the Corporation includes primarily BANA and FIA, are required to maintain a minimum six percent leverage ratio to be considered “well capitalized.”

Also on April 8, 2014, U.S. banking regulators issued a notice of proposed rulemaking (NPR) introducing changes to the method of calculating the supplementary leverage exposure, effectively adopting provisions comparable to a final rule issued by the Basel Committee on Banking Supervision (Basel Committee) on January 12, 2014. Under the NPR, the supplementary leverage exposure would be revised to measure derivatives on a gross basis with cash variation margin reducing the exposure if certain conditions are met, include off-balance sheet commitments measured using the notional amount multiplied by conversion factors between 10 percent and 100 percent consistent with the Standardized approach, and a change to measure written credit derivatives using a notional-based approach with limited netting permitted. Also, the supplementary leverage ratio calculation formula would be modified to divide the Tier 1 capital measured on the last day of the quarter by the daily average during the quarter of the supplementary leverage exposure. The proposal is not yet final and, when finalized, could have provisions significantly different from those currently proposed. The provisions of the NPR, if finalized as currently proposed, could have an impact on certain of our businesses. We continue to evaluate the impact of the proposed NPR on us.

As of March 31, 2014, based on the proposed changes to the supplementary leverage exposure, we estimate the Corporation’s supplementary leverage ratio to be approximately five percent and our primary bank subsidiaries, BANA and FIA, to be above six percent. Our estimate uses Tier 1 capital measured as of March 31, 2014 divided by the simple average of the supplementary leverage exposure at each month end during the quarter.

Systemically Important Financial Institution Buffer

In November 2011, the Basel Committee published a methodology to identify global systemically important banks (G-SIBs) and impose an additional loss absorbency requirement through the introduction of a buffer of up to 3.5 percent for systemically important financial institutions (SIFIs). The assessment methodology relies on an indicator-based measurement approach to determine a score relative to the global banking industry. The chosen indicators are size, complexity, cross-jurisdictional activity, interconnectedness and substitutability/financial institution infrastructure. Institutions with the highest scores are designated as G-SIBs and are assigned to one of four loss absorbency buckets from one percent to 2.5 percent, in 0.5 percent increments based on each institution’s relative score and supervisory judgment. The fifth loss absorbency bucket of 3.5 percent is currently empty and serves to discourage banks from becoming more systemically important.

In July 2013, the Basel Committee updated the November 2011 methodology to recalibrate the substitutability/financial institution infrastructure indicator by introducing a cap on the weighting of that component, and requiring the annual publication by the Financial Stability Board (FSB) of key information necessary to permit each G-SIB to calculate its score and observe its position within the buckets and relative to the industry total for each indicator. Every three years, beginning on January 1, 2016, the Basel Committee will reconsider and recalibrate the bucket thresholds. The Basel Committee and FSB expect banks to change their behavior in response to the incentives of the G-SIB framework, as well as other aspects of Basel 3 and jurisdiction-specific regulations.

The SIFI buffer requirement will begin to phase in effective January 2016, with full implementation in January 2019. Data from 2013, measured as of December 31, 2013, will be used to determine the SIFI buffer that will be effective for us in 2016.

As of March 31, 2014, we estimate our SIFI buffer would be 1.5 percent, based on the publication of the key information used in the SIFI methodology by the Basel Committee in November 2013, and considering the FSB’s report, “Update of group of global systemically important banks.” Our SIFI buffer could change each year based on our actions and those of our peers, as the score used to determine each G-SIB’s SIFI buffer is based on the industry total. If our score were to increase, we could be subject to a higher SIFI buffer requirement. U.S. banking regulators have not yet issued proposed or final rules related to the SIFI buffer or disclosure requirements.

For more information on regulatory capital, see Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Broker/Dealer Regulatory Capital and Securities Regulation

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At March 31, 2014, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.9 billion and exceeded the minimum requirement of $1.1 billion by $9.8 billion. MLPCC’s net capital of $2.1 billion exceeded the minimum requirement of $375 million by $1.7 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At March 31, 2014, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At March 31, 2014, MLI’s capital resources were $31.6 billion which exceeded the minimum requirement of $17.8 billion with enough excess to cover any additional requirements as set by the regulators.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the first quarter of 2014 and through May 1, 2014, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 20 is a summary of our cash dividend declarations on preferred stock during the first quarter of 2014 and through May 1, 2014. During the first quarter of 2014, cash dividends declared on preferred stock were $238 million. For more information on preferred stock, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 20
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	February 11, 2014	April 11, 2014	April 25, 2014	7.00%	$1.75
Series D (2)	$654	January 13, 2014	February 28, 2014	March 14, 2014	6.204%	$0.38775
		April 2, 2014	May 30, 2014	June 16, 2014	6.204	0.38775
Series E (2)	$317	January 13, 2014	January 31, 2014	February 18, 2014	Floating	$0.25556
		April 2, 2014	April 30, 2014	May 15, 2014	Floating	0.24722
Series F	$141	January 13, 2014	February 28, 2014	March 17, 2014	Floating	$1,000.00
		April 2, 2014	May 30, 2014	June 16, 2014	Floating	1,022.22222
Series G	$493	January 13, 2014	February 28, 2014	March 17, 2014	Adjustable	$1,000.00
		April 2, 2014	May 30, 2014	June 16, 2014	Adjustable	1,022.22222
Series I (2)	$365	January 13, 2014	March 15, 2014	April 1, 2014	6.625%	$0.4140625
		April 2, 2014	June 15, 2014	July 1, 2014	6.625	0.4140625
Series K (3, 4)	$1,544	January 13, 2014	January 15, 2014	January 30, 2014	Fixed-to-floating	$40.00
Series L	$3,080	March 6, 2014	April 1, 2014	April 30, 2014	7.25%	$18.125
Series M (3, 4)	$1,310	April 2, 2014	April 30, 2014	May 15, 2014	Fixed-to-floating	$40.62500
Series T (1, 5)	$5,000	March 6, 2014	March 26, 2014	April 10, 2014	6.00%	$1,500.00
Series U	$1,000	April 2, 2014	May 15, 2014	June 2, 2014	Fixed-to-floating	$26.00
Series 1 (6)	$98	January 13, 2014	February 15, 2014	February 28, 2014	Floating	$0.18750
		April 2, 2014	May 15, 2014	May 28, 2014	Floating	0.18750
Series 2 (6)	$299	January 13, 2014	February 15, 2014	February 28, 2014	Floating	$0.19167
		April 2, 2014	May 15, 2014	May 28, 2014	Floating	0.18542
Series 3 (6)	$653	January 13, 2014	February 15, 2014	February 28, 2014	6.375%	$0.3984375
		April 2, 2014	May 15, 2014	May 28, 2014	6.375	0.3984375
Series 4 (6)	$210	January 13, 2014	February 15, 2014	February 28, 2014	Floating	$0.25556
		April 2, 2014	May 15, 2014	May 28, 2014	Floating	0.24722
Series 5 (6)	$422	January 13, 2014	February 1, 2014	February 21, 2014	Floating	$0.25556
		April 2, 2014	May 1, 2014	May 21, 2014	Floating	0.24722

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	For more information on the restructuring of the Series T Preferred Stock, which is subject to shareholder approval, see Capital Management – Capital Composition and Ratios on page 58.

(6)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

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

Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, see Liquidity Risk – Funding and Liquidity Risk Management on page 71 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, or the parent company and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets, which we call our Global Excess Liquidity Sources, serve as our primary means of liquidity risk mitigation. Our cash is primarily on deposit with the Federal Reserve and central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our Global Excess Liquidity Sources are similar in composition to what would qualify as High Quality Liquid Assets under the proposed LCR rulemaking. For more information on the proposed rulemaking, see Liquidity Risk – Basel 3 Liquidity Standards on page 67.

Our Global Excess Liquidity Sources were $427 billion and $376 billion at March 31, 2014 and December 31, 2013 and were maintained as presented in Table 21.

Table 21
Global Excess Liquidity Sources
(Dollars in billions)	March 31 2014	December 31 2013	Average for Three Months Ended March 31, 2014
Parent company	$95	$95	$90
Bank subsidiaries	295	249	274
Other regulated entities	37	32	36
Total Global Excess Liquidity Sources	$427	$376	$400

As shown in Table 21, parent company Global Excess Liquidity Sources totaled $95 billion at both March 31, 2014 and December 31, 2013. Parent company liquidity remained unchanged as subsidiary inflows and debt issuances were largely offset by debt maturities and capital actions. Typically, parent company cash is deposited overnight with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $295 billion and $249 billion at March 31, 2014 and December 31, 2013. The increase in bank subsidiaries' liquidity was primarily due to deposit growth, increased short-term borrowings and long-term debt, and an increase in the fair value of debt securities, partially offset by capital returns to the parent company. Liquidity amounts at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $227 billion and $218 billion at March 31, 2014 and December 31, 2013. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined by guidelines outlined by the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or non-bank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our other regulated entities totaled $37 billion and $32 billion at March 31, 2014 and December 31, 2013. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 22 presents the composition of Global Excess Liquidity Sources at March 31, 2014 and December 31, 2013.

Table 22
Global Excess Liquidity Sources Composition
(Dollars in billions)	March 31 2014	December 31 2013
Cash on deposit	$115	$90
U.S. Treasuries	46	20
U.S. agency securities and mortgage-backed securities	246	245
Non-U.S. government and supranational securities	20	21
Total Global Excess Liquidity Sources	$427	$376

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "Time to Required Funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our Time to Required Funding was 35 months at March 31, 2014, which is above the Corporation's target minimum of 21 months. For purposes of calculating Time to Required Funding, we have included in the amount of unsecured contractual obligations at March 31, 2014, $8.6 billion, which is the amount of the total $9.5 billion FHFA Settlement that was funded by the parent company, and the $8.6 billion liability related to the BNY Mellon Settlement. The payment related to the FHFA Settlement was made on April 1, 2014. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain. Not included in calculating this metric is the $7.6 billion debt issuance announced on March 27, 2014 and settled on April 1, 2014. Including this debt issuance, Time to Required Funding would have been 37 months at March 31, 2014.

We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company and our bank subsidiaries and other regulated entities. These models are risk sensitive and have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the Time to Required Funding analysis. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit rating downgrades for the parent company and our subsidiaries, and are based on historical experience, regulatory guidance, and both expected and unexpected future events.

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

Basel 3 Liquidity Standards

The Basel Committee has issued two liquidity risk-related standards that are considered part of the Basel 3 liquidity standards: the LCR and the Net Stable Funding Ratio (NSFR). The LCR is calculated as the amount of a financial institution's unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a 30-day period of significant liquidity stress, expressed as a percentage. The Basel Committee's liquidity risk-related standards do not directly apply to U.S. financial institutions currently, and would only apply once U.S. rules are finalized by the U.S. banking regulators.

On October 24, 2013, the U.S. banking regulators jointly proposed regulations that would implement LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. Under the proposal, an initial minimum LCR of 80 percent would be required in January 2015, and would thereafter increase in 10 percentage point increments annually through January 2017. These minimum requirements would be applicable to the Corporation on a consolidated basis and at our insured depository institutions, including BANA, FIA and Bank of America California, N.A. We are evaluating the proposal and the potential impact on our businesses, and we expect to meet or exceed the final LCR requirement within the regulatory timelines.

On January 12, 2014, the Basel Committee issued for comment a revised NSFR, the standard that is intended to reduce funding risk over a longer time horizon. The NSFR is designed to ensure an appropriate amount of stable funding, generally capital and liabilities maturing beyond one year, given the mix of assets and off-balance sheet items. The revised proposal would align the NSFR to some of the 2013 revisions to the LCR and give more credit to a wider range of funding. The proposal also includes adjustments to the stable funding required for certain types of assets, some of which reduce the stable funding requirement and some of which increase it. The Basel Committee expects to complete the NSFR recalibration in 2014 and have the minimum standard in place by 2018. Assuming adoption by the U.S. banking regulators, we expect to meet the final NSFR requirement within the regulatory timelines.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.13 trillion and $1.12 trillion at March 31, 2014 and December 31, 2013. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans. During the three months ended March 31, 2014, $1.8 billion of new senior debt was issued to third-party investors from the credit card securitization trusts.

Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings to the Consolidated Financial Statements.

We issue the majority of our long-term unsecured debt at the parent company. During the three months ended March 31, 2014, we issued $7.0 billion of long-term unsecured debt, including structured liabilities of $754 million, a majority of which were issued at the parent company. We also issue long-term unsecured debt through BANA in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. During three months ended March 31, 2014, we issued $2.5 billion of unsecured long-term debt through BANA. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

Table 23 presents the carrying value of aggregate annual contractual maturities of long-term debt at March 31, 2014. During the three months ended March 31, 2014, we had total long-term debt maturities and purchases of $15.3 billion consisting of $9.1 billion for Bank of America Corporation, $3.0 billion of other debt and $3.2 billion of consolidated variable interest entities (VIEs).

Table 23
Long-term Debt By Maturity
	Remainder of
(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Bank of America Corporation
Senior notes	$18,132	$15,325	$18,121	$18,248	$20,273	$42,100	$132,199
Senior structured notes	4,621	5,720	3,376	1,559	1,955	11,453	28,684
Subordinated notes	4	1,253	5,205	5,684	3,343	8,727	24,216
Junior subordinated notes	—	—	—	—	—	7,247	7,247
Total Bank of America Corporation	22,757	22,298	26,702	25,491	25,571	69,527	192,346
Bank of America, N.A.
Senior notes	33	753	2,496	4,408	—	172	7,862
Subordinated notes	—	—	1,078	3,635	—	1,587	6,300
Advances from Federal Home Loan Banks	1,262	4,003	5,004	11	11	150	10,441
Total Bank of America, N.A.	1,295	4,756	8,578	8,054	11	1,909	24,603
Other debt
Senior notes	5	24	—	1	—	1	31
Structured liabilities	2,323	2,194	1,485	2,404	1,354	7,199	16,959
Junior subordinated notes	—	—	—	—	—	405	405
Other	199	56	930	433	41	444	2,103
Total other debt	2,527	2,274	2,415	2,838	1,395	8,049	19,498
Total long-term debt excluding consolidated VIEs	26,579	29,328	37,695	36,383	26,977	79,485	236,447
Long-term debt of consolidated VIEs	6,476	1,232	1,800	1,525	163	7,142	18,338
Total long-term debt	$33,055	$30,560	$39,495	$37,908	$27,140	$86,627	$254,785

Table 24 presents our long-term debt by major currency at March 31, 2014 and December 31, 2013.

Table 24
Long-term Debt By Major Currency
(Dollars in millions)	March 31 2014	December 31 2013
U.S. Dollar	$189,702	$176,294
Euro	40,299	46,029
British Pound	8,811	9,772
Japanese Yen	8,371	9,115
Canadian Dollar	2,028	2,402
Australian Dollar	1,706	1,870
Swiss Franc	1,279	1,274
Other	2,589	2,918
Total long-term debt	$254,785	$249,674

Total long-term debt increased $5.1 billion, or two percent, during the three months ended March 31, 2014, primarily driven by increased issuances related to actions we have taken in connection with anticipated Basel 3 LCR requirements. We also issued $7.6 billion of parent company long-term debt that settled on April 1, 2014. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 71 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 119.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $45.8 billion and $48.4 billion at March 31, 2014 and December 31, 2013.

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

Credit Ratings

Our borrowing costs and ability to raise funds are impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings, and management maintains an active dialogue with the rating agencies.

Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies, and they consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time, and they provide no assurances that they will maintain our ratings at current levels.

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

All three agencies have indicated that, as a systemically important financial institution, the senior credit ratings of the Corporation and Bank of America, N.A. (or in the case of Moody's Investors Service, Inc. (Moody's), only the ratings of Bank of America, N.A.) currently reflect the expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments.

On March 26, 2014, Fitch Ratings (Fitch) concluded their periodic review of 12 large, complex securities trading and universal banks, including Bank of America Corporation. As a part of this action, Fitch affirmed all of the Corporation’s credit ratings and revised its outlook on the ratings to negative from stable. The revised outlook reflects Fitch’s expectation that the probability of the U.S. government providing support to a systemically important financial institution during a crisis is likely to decline due to the orderly liquidation provisions of the Financial Reform Act. On December 20, 2013, Standard & Poor's Ratings Services (S&P) affirmed the ratings of Bank of America Corporation. S&P continues to evaluate the possible removal of uplift for extraordinary government support in its holding company ratings for the U.S. banks that it views as having high systemic importance. Due to this ongoing evaluation and Corporation-specific factors, S&P maintained its negative outlook on the Corporation's ratings. On November 14, 2013, Moody's concluded its review of the ratings for Bank of America and certain other systemically important U.S. BHCs, affirming our current ratings and noting that those ratings no longer incorporate any uplift for government support. Concurrently, Moody's upgraded Bank of America, N.A.'s senior debt and stand-alone ratings by one notch, citing a number of positive developments at Bank of America. Moody's also moved its outlook for all of our ratings to stable.

Table 25 presents the Corporation's current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 25
Senior Debt Ratings
	Moody's Investors Service			Standard & Poor's			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	Baa2	P-2	Stable	A-	A-2	Negative	A	F1	Negative
Bank of America, N.A.	A2	P-1	Stable	A	A-1	Negative	A	F1	Negative
Merrill Lynch, Pierce, Fenner & Smith	NR	NR	NR	A	A-1	Negative	A	F1	Negative
Merrill Lynch International	NR	NR	NR	A	A-1	Negative	A	F1	Negative
NR = not rated

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

Table 26 presents the amount of additional collateral contractually required by derivative contracts and other trading agreements at March 31, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 26
Additional Collateral Required to be Posted Upon Downgrade
	March 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,166	$3,712
Bank of America, N.A. and subsidiaries (1)	816	2,588

(1)	Included in Bank of America Corporation collateral requirements in this table.

Table 27 presents the derivative liability that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been posted at March 31, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 27
Derivative Liability Subject to Unilateral Termination Upon Downgrade
	March 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,177	$2,052
Collateral posted	925	1,674

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time to Required Funding and Stress Modeling on page 66.

For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

On March 21, 2014, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government with a stable outlook. This resolved the rating watch negative that was placed on the ratings on October 15, 2013. On July 18, 2013, Moody's revised its outlook on the U.S. government to stable from negative and affirmed its Aaa long-term sovereign credit rating on the U.S. government. On June 10, 2013, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government, as the outlook on the long-term credit rating was revised to stable from negative.

Credit Risk Management

Credit quality continued to improve during the first quarter of 2014 due in part to improving economic conditions. In addition, our proactive credit risk management activities positively impacted the credit portfolio as charge-offs and delinquencies continued to improve. For additional information, see Executive Summary – First Quarter 2014 Economic and Business Environment on page 4.

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

We have non-U.S. exposure largely in Europe and Asia Pacific. Our exposure to certain European countries, including Greece, Ireland, Italy, Portugal and Spain, has experienced varying degrees of financial stress. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 104 and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 73, Commercial Portfolio Credit Risk Management on page 93, Non-U.S. Portfolio on page 104, Provision for Credit Losses and Allowance for Credit Losses both on page 108, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower's credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to assist in making both new and ongoing credit decisions, as well as portfolio management strategies, including authorizations and line management, collection practices and strategies, and determination of the allowance for loan and lease losses and allocated capital for credit risk.

From January 2008 through the first quarter of 2014, Bank of America and Countrywide have completed more than 1.3 million loan modifications with customers. During the first quarter of 2014, we completed more than 21,000 customer loan modifications with a total unpaid principal balance of approximately $4 billion, including more than 7,000 permanent modifications under the U.S. government's Making Home Affordable Program. Of the loan modifications completed during the first quarter of 2014, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the Corporation's held-for-investment portfolio. The most common types of modifications include a combination of rate reduction and/or capitalization of past due amounts which represented 62 percent of the volume of modifications completed during the quarter, while principal reductions and forgiveness represented 12 percent, principal forbearance represented 10 percent and capitalization of past due amounts represented 10 percent. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 90 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. economy, labor markets and home prices continued during the three months ended March 31, 2014 resulting in improved credit quality and lower credit losses across all major consumer portfolios compared to the same period in 2013. Consumer loans 30 days or more past due declined during the three months ended March 31, 2014 across all consumer portfolios as a result of improved delinquency trends. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered to their 2006 levels.

Improved credit quality, increased home prices and continued loan balance run-off across the consumer portfolio drove a $1.1 billion decrease in the consumer allowance for loan and lease losses during the three months ended March 31, 2014 to $12.3 billion at March 31, 2014. For additional information, see Allowance for Credit Losses on page 108.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 44 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 28 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 28, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 28
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Residential mortgage (1)	$242,977	$248,066	$17,786	$18,672
Home equity	91,476	93,672	6,335	6,593
U.S. credit card	87,692	92,338	n/a	n/a
Non-U.S. credit card	11,563	11,541	n/a	n/a
Direct/Indirect consumer (2)	81,552	82,192	n/a	n/a
Other consumer (3)	1,980	1,977	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	517,240	529,786	24,121	25,265
Loans accounted for under the fair value option (4)	2,149	2,164	n/a	n/a
Total consumer loans and leases	$519,389	$531,950	$24,121	$25,265

(1)	Outstandings include pay option loans of $3.8 billion and $4.4 billion at March 31, 2014 and December 31, 2013. We no longer originate pay option loans.

(2)
Outstandings include dealer financial services loans of $38.0 billion and $38.5 billion, consumer lending loans of $2.3 billion and $2.7 billion, U.S. securities-based lending loans of $31.8 billion and $31.2 billion, non-U.S. consumer loans of $4.6 billion and $4.7 billion, student loans of $3.9 billion and $4.1 billion and other consumer loans of $899 million and $1.0 billion at March 31, 2014 and December 31, 2013.

(3)
Outstandings include consumer finance loans of $1.1 billion and $1.2 billion, consumer leases of $701 million and $606 million, consumer overdrafts of $137 million and $176 million and other non-U.S. consumer loans of $5 million and $5 million at March 31, 2014 and December 31, 2013.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $152 million and $147 million at March 31, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 89 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

Table 29 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term stand-by agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 29
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Residential mortgage (1)	$11,611	$11,712	$15,125	$16,961
Home equity	4,185	4,075	—	—
U.S. credit card	n/a	n/a	966	1,053
Non-U.S. credit card	n/a	n/a	124	131
Direct/Indirect consumer	32	35	364	408
Other consumer	16	18	1	2
Total (2)	$15,844	$15,840	$16,580	$18,555
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	3.06%	2.99%	3.21%	3.50%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	3.87	3.80	0.36	0.38

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2014 and December 31, 2013, residential mortgage included $11.2 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.9 billion and $4.0 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At March 31, 2014 and December 31, 2013, $429 million and $445 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 30 presents net charge-offs and related ratios for consumer loans and leases.

Table 30
Consumer Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)	2014	2013	2014	2013
Residential mortgage	$127	$383	0.21%	0.60%
Home equity	302	684	1.32	2.62
U.S. credit card	718	947	3.25	4.19
Non-U.S. credit card	76	112	2.66	4.14
Direct/Indirect consumer	58	124	0.29	0.61
Other consumer	58	52	12.07	12.76
Total	$1,339	$2,302	1.04	1.70

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio of $281 million and $94 million in residential mortgage and $110 million and $745 million in home equity for the three months ended March 31, 2014 and 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.36 percent and 1.06 percent for residential mortgage, 1.42 percent and 2.83 percent for home equity, and 1.31 percent and 2.17 percent for the total consumer portfolio for the three months ended March 31, 2014 and 2013. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs exclude write-offs in the PCI loan portfolio of $281 million and $94 million in residential mortgage and $110 million and $745 million in home equity for the three months ended March 31, 2014 and 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 0.67 percent and 0.75 percent for residential mortgage and 1.81 percent and 5.48 percent for home equity for the three months ended March 31, 2014 and 2013. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

Table 31 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing, see CRES on page 29.

Table 31
Home Loans Portfolio (1)
	Outstandings		Nonperforming		Net Charge-offs (2)
	March 31 2014	December 31 2013	March 31 2014	December 31 2013	Three Months Ended March 31
(Dollars in millions)					2014	2013
Core portfolio
Residential mortgage	$175,932	$177,336	$3,366	$3,316	$39	$101
Home equity	53,577	54,499	1,511	1,431	85	166
Total Core portfolio	229,509	231,835	4,877	4,747	124	267
Legacy Assets & Servicing portfolio
Residential mortgage	67,045	70,730	8,245	8,396	88	282
Home equity	37,899	39,173	2,674	2,644	217	518
Total Legacy Assets & Servicing portfolio	104,944	109,903	10,919	11,040	305	800
Home loans portfolio
Residential mortgage	242,977	248,066	11,611	11,712	127	383
Home equity	91,476	93,672	4,185	4,075	302	684
Total home loans portfolio	$334,453	$341,738	$15,796	$15,787	$429	$1,067

			Allowance for loan and lease losses		Provision for loan and lease losses
			March 31 2014	December 31 2013	Three Months Ended March 31
					2014	2013
Core portfolio
Residential mortgage			$646	$728	$(44)	$105
Home equity			890	965	10	107
Total Core portfolio			1,536	1,693	(34)	212
Legacy Assets & Servicing portfolio
Residential mortgage			2,856	3,356	(120)	34
Home equity			3,164	3,469	13	238
Total Legacy Assets & Servicing portfolio			6,020	6,825	(107)	272
Home loans portfolio
Residential mortgage			3,502	4,084	(164)	139
Home equity			4,054	4,434	23	345
Total home loans portfolio			$7,556	$8,518	$(141)	$484

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $152 million and $147 million at March 31, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 89 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolio of $281 million and $94 million in residential mortgage and $110 million and $745 million in home equity for the three months ended March 31, 2014 and 2013, which are included in the Legacy Assets & Servicing portfolio. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 84.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 47 percent of consumer loans and leases at March 31, 2014. Approximately 20 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $5.1 billion during the three months ended March 31, 2014 due to paydowns, charge-offs, transfers to foreclosed properties and sales. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which is part of our mortgage banking activities.

At March 31, 2014 and December 31, 2013, the residential mortgage portfolio included $83.8 billion and $87.2 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At March 31, 2014 and December 31, 2013, $55.7 billion and $59.0 billion had FHA insurance with the remainder protected by long-term stand-by agreements. At March 31, 2014 and December 31, 2013, $20.0 billion and $22.5 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. All of these loans are individually insured and therefore the Corporation does not record a significant allowance for credit losses with respect to these loans.

The long-term stand-by agreements with FNMA and FHLMC reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At March 31, 2014, these programs had the cumulative effect of reducing our risk-weighted assets by $8.3 billion, and increasing both our Tier 1 capital ratio and common equity tier 1 capital ratio by eight bps under the Basel 3 Standardized – Transition. This compared to reducing our risk-weighted assets by $8.4 billion, increasing our Tier 1 capital ratio by eight bps and increasing our Tier 1 common capital ratio by seven bps at December 31, 2013 under Basel 1 (which included the Market Risk Final Rules).

In addition to the long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements. At March 31, 2014 and December 31, 2013, the synthetic securitization vehicles referenced principal balances of $9.4 billion and $12.5 billion of residential mortgage loans and provided loss protection up to $313 million and $339 million. At March 31, 2014 and December 31, 2013, the Corporation had a receivable of $192 million and $198 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles.

Table 32 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 84.

Table 32
Residential Mortgage – Key Credit Statistics
	Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Outstandings	$242,977	$248,066	$141,428	$142,147
Accruing past due 30 days or more	19,998	23,052	1,900	2,371
Accruing past due 90 days or more	15,125	16,961	—	—
Nonperforming loans	11,611	11,712	11,611	11,712
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100	11%	12%	6%	7%
Refreshed LTV greater than 100	10	13	8	10
Refreshed FICO below 620	20	21	11	11
2006 and 2007 vintages (2)	21	21	26	27

	Three Months Ended March 31
	2014	2013	2014	2013
Net charge-off ratio (3)	0.21%	0.60%	0.36%	1.06%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $2.0 billion of residential mortgage loans accounted for under the fair value option at both March 31, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 89 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
These vintages of loans account for 53 percent of nonperforming residential mortgage loans at both March 31, 2014 and December 31, 2013, and 51 percent and 65 percent of residential mortgage net charge-offs for the three months ended March 31, 2014 and 2013.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $101 million during the three months ended March 31, 2014 as paydowns, returns to performing status, charge-offs and transfers to foreclosed properties outpaced new inflows. At March 31, 2014, borrowers were current on contractual payments with respect to $4.1 billion, or 35 percent of nonperforming residential mortgage loans, and $5.6 billion, or 48 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less costs to sell. Accruing loans past due 30 days or more decreased $471 million during the three months ended March 31, 2014.

Net charge-offs decreased $256 million to $127 million for the three months ended March 31, 2014, or 0.36 percent of total average residential mortgage loans, compared to $383 million, or 1.06 percent for the same period in 2013. This decrease in net charge-offs was primarily driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral less costs to sell, due in part to improvement in home prices and the U.S. economy.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented six percent and seven percent of the residential mortgage portfolio at March 31, 2014 and December 31, 2013. Loans with a refreshed LTV greater than 100 percent represented eight percent and 10 percent of the residential mortgage loan portfolio at March 31, 2014 and December 31, 2013. Of the loans with a refreshed LTV greater than 100 percent, 94 percent were performing at both March 31, 2014 and December 31, 2013. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by appreciation. Loans to borrowers with refreshed FICO scores below 620 represented 11 percent of the residential mortgage portfolio at both March 31, 2014 and December 31, 2013.

Of the $141.4 billion in total residential mortgage loans outstanding at March 31, 2014, as shown in Table 33, 40 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $15.3 billion, or 27 percent at March 31, 2014. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2014, $289 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.9 billion, or one percent for the entire residential mortgage portfolio. In addition, at March 31, 2014, $2.6 billion, or 17 percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming compared to $11.6 billion, or eight percent for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans will not be required to make a fully-amortizing payment until 2016 or later.

Table 33 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and 2013, loans within this MSA contributed net recoveries of four percent and net charge-offs of six percent of total net charge-offs within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent and 10 percent of outstandings at March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and 2013, net charge-offs on loans within this MSA comprised 18 percent and seven percent of total net charge-offs within the residential mortgage portfolio.

Table 33
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2014	December 31 2013	March 31 2014	December 31 2013	Three Months Ended March 31
(Dollars in millions)					2014	2013
California	$47,677	$47,885	$3,336	$3,396	$(8)	$96
New York (3)	11,861	11,787	794	789	13	15
Florida (3)	10,682	10,777	1,327	1,359	5	34
Texas	6,737	6,766	405	407	1	9
Virginia	4,696	4,774	365	369	6	9
Other U.S./Non-U.S.	59,775	60,158	5,384	5,392	110	220
Residential mortgage loans (4)	$141,428	$142,147	$11,611	$11,712	$127	$383
Fully-insured loan portfolio	83,763	87,247
Purchased credit-impaired residential mortgage loan portfolio	17,786	18,672
Total residential mortgage loan portfolio	$242,977	$248,066

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $2.0 billion of residential mortgage loans accounted for under the fair value option at both March 31, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 89 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $281 million and $94 million of write-offs in the residential mortgage PCI loan portfolio for the three months ended March 31, 2014 and 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $10.2 billion and $10.3 billion at March 31, 2014 and December 31, 2013, or seven percent of the residential mortgage portfolio. The CRA portfolio included $1.7 billion of nonperforming loans at both March 31, 2014 and December 31, 2013, representing 14 percent of total nonperforming residential mortgage loans. Net charge-offs in the CRA portfolio were $34 million and $91 million for the three months ended March 31, 2014 and 2013, or 27 percent and 24 percent of total net charge-offs for the residential mortgage portfolio.

Home Equity

At March 31, 2014, the home equity portfolio made up 18 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages.

At March 31, 2014, our HELOC portfolio had an outstanding balance of $78.6 billion, or 86 percent of the total home equity portfolio compared to $80.3 billion, or 86 percent at December 31, 2013. HELOCs generally have an initial draw period of 10 years. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At March 31, 2014, our home equity loan portfolio had an outstanding balance of $11.4 billion, or 12 percent of the total home equity portfolio compared to $12.0 billion, or 13 percent at December 31, 2013. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $11.4 billion at March 31, 2014, 51 percent of these loans have 25- to 30-year terms. At March 31, 2014, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $1.5 billion, or two percent of the total home equity portfolio compared to $1.4 billion, or one percent at December 31, 2013. We no longer originate these products.

At March 31, 2014, approximately 91 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $2.2 billion during the three months ended March 31, 2014 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at March 31, 2014 and December 31, 2013, $22.8 billion and $23.0 billion, or 25 percent were in first-lien positions (27 percent and 26 percent excluding the PCI home equity portfolio). At March 31, 2014, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $16.9 billion, or 20 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $56.0 billion at March 31, 2014 compared to $56.8 billion at December 31, 2013. This decrease was primarily due to customers choosing to close accounts and customer paydowns of principal balances, which more than offset the impact of new production. The HELOC utilization rate was 58 percent at March 31, 2014 compared to 59 percent at December 31, 2013.

Table 34 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 84.

Table 34
Home Equity – Key Credit Statistics
	Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Outstandings	$91,476	$93,672	$85,141	$87,079
Accruing past due 30 days or more (2)	679	901	679	901
Nonperforming loans (2)	4,185	4,075	4,185	4,075
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	9%	9%	9%	9%
Refreshed CLTV greater than 100	20	22	18	19
Refreshed FICO below 620	8	8	7	8
2006 and 2007 vintages (3)	48	48	45	45

	Three Months Ended March 31
	2014	2013	2014	2013
Net charge-off ratio (4)	1.32%	2.62%	1.42%	2.83%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $152 million and $147 million of home equity loans accounted for under the fair value option at March 31, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 89 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Accruing past due 30 days or more includes $123 million and $164 million and nonperforming loans includes $385 million and $410 million of loans where we serviced the underlying first-lien at March 31, 2014 and December 31, 2013.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 50 percent of nonperforming home equity loans at both March 31, 2014 and December 31, 2013, and 57 percent and 60 percent of net charge-offs for the three months ended March 31, 2014 and 2013.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming outstanding balances in the home equity portfolio increased $110 million during the three months ended March 31, 2014 primarily due to an increase in contractually current nonperforming loans where the loan has been modified in a TDR. At March 31, 2014, borrowers were current on contractual payments with respect to $2.0 billion, or 48 percent of nonperforming home equity loans, and $1.4 billion, or 35 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less costs to sell. Outstanding balances accruing past due 30 days or more decreased $222 million during the three months ended March 31, 2014.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. At March 31, 2014, we estimate that $2.3 billion of current and $304 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $332 million of these combined amounts, with the remaining $2.3 billion serviced by third parties. Of the $2.6 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $1.2 billion had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $382 million to $302 million for the three months ended March 31, 2014, or 1.42 percent of the total average home equity portfolio, compared to $684 million, or 2.83 percent for the same period in 2013. The decrease in net charge-offs was primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy. The net charge-off ratio was also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTVs) comprised nine percent of the home equity portfolio at both March 31, 2014 and December 31, 2013. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 18 percent and 19 percent of the home equity portfolio at March 31, 2014 and December 31, 2013. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration since 2006, somewhat mitigated by appreciation, has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current on their home equity loan and 91 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at March 31, 2014. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented seven percent and eight percent of the home equity portfolio at March 31, 2014 and December 31, 2013.

Of the $85.1 billion in total home equity portfolio outstandings at March 31, 2014, as shown in Table 35, 76 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $3.3 billion, or four percent of total HELOCs at March 31, 2014. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2014, $68 million, or two percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $615 million, or one percent for the entire HELOC portfolio. In addition, at March 31, 2014, $249 million, or eight percent of outstanding HELOCs that had entered the amortization period were nonperforming compared to $3.7 billion, or five percent for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 75 percent of these loans will not be required to make a fully-amortizing payment until 2016 or later. We communicate to contractually current customers more than a year prior to their end of draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended March 31, 2014, approximately 53 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 35 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and 2013, net charge-offs on loans within this MSA comprised 14 percent and nine percent of total net charge-offs within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and 2013, net charge-offs on loans within this MSA comprised seven percent and 10 percent of total net charge-offs within the home equity portfolio.

Table 35
Home Equity State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2014	December 31 2013	March 31 2014	December 31 2013	Three Months Ended March 31
(Dollars in millions)					2014	2013
California	$24,582	$25,061	$1,080	$1,047	$58	$193
Florida (3)	10,363	10,604	658	643	47	122
New Jersey (3)	6,060	6,153	309	304	22	36
New York (3)	5,899	6,035	411	405	27	39
Massachusetts	3,797	3,881	155	144	8	15
Other U.S./Non-U.S.	34,440	35,345	1,572	1,532	140	279
Home equity loans (4)	$85,141	$87,079	$4,185	$4,075	$302	$684
Purchased credit-impaired home equity portfolio	6,335	6,593
Total home equity loan portfolio	$91,476	$93,672

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $152 million and $147 million of home equity loans accounted for under the fair value option at March 31, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 89 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $110 million and $745 million of write-offs in the home equity PCI loan portfolio for the three months ended March 31, 2014 and 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

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

Table 36 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 36
Purchased Credit-impaired Loan Portfolio
	March 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$18,610	$17,786	$1,165	$16,621	89.31%
Home equity	6,297	6,335	937	5,398	85.72
Total purchased credit-impaired loan portfolio	$24,907	$24,121	$2,102	$22,019	88.40

	December 31, 2013
Residential mortgage	$19,558	$18,672	$1,446	$17,226	88.08%
Home equity	6,523	6,593	1,047	5,546	85.02
Total purchased credit-impaired loan portfolio	$26,081	$25,265	$2,493	$22,772	87.31

The total PCI unpaid principal balance decreased $1.2 billion, or five percent, during the three months ended March 31, 2014 primarily driven by liquidations, including sales, payoffs, paydowns and write-offs. During the three months ended March 31, 2014, we sold PCI loans with a carrying value of $454 million, compared to none for the same period in 2013.

Of the unpaid principal balance of $24.9 billion at March 31, 2014, $4.0 billion was 180 days or more past due, including $3.9 billion of first-lien mortgages and $97 million of home equity loans. Of the $20.9 billion that was less than 180 days past due, $18.4 billion, or 88 percent of the total unpaid principal balance was current based on the contractual terms while $1.7 billion, or eight percent, was in early stage delinquency.

During the three months ended March 31, 2014, we recorded no provision expense for the PCI loan portfolio, compared to a provision benefit of $207 million for the three months ended March 31, 2013.

The PCI valuation allowance declined $391 million during the three months ended March 31, 2014 due to write-offs in the PCI loan portfolio of $281 million in residential mortgage and $110 million in home equity.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 74 percent of the total PCI loan portfolio at March 31, 2014. Those loans to borrowers with a refreshed FICO score below 620 represented 50 percent of the PCI residential mortgage loan portfolio at March 31, 2014. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 36 percent of the PCI residential mortgage loan portfolio and 46 percent based on the unpaid principal balance at March 31, 2014. Table 37 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 37
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	March 31 2014	December 31 2013
California	$7,863	$8,180
Florida (1)	1,567	1,750
Virginia	727	760
Maryland	714	728
Texas	414	433
Other U.S./Non-U.S.	6,501	6,821
Total	$17,786	$18,672

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

Pay option adjustable-rate mortgages (ARMs), which are included in the PCI residential mortgage portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually, subject to resetting if minimum payments are made and deferred interest limits are reached. Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully-amortizing loan payment amount is re-established after the initial five- or ten-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan's principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully-amortizing payment is required.

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

At March 31, 2014, the unpaid principal balance of pay option loans was $4.0 billion, with a carrying value of $3.8 billion, including $3.4 billion of loans that were credit-impaired upon acquisition and, accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $1.6 billion, including $95 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, five percent at both March 31, 2014 and December 31, 2013 elected to make only the minimum payment on pay option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at March 31, 2014 that have not already experienced a payment reset, less than one percent are expected to reset before 2016, 30 percent are expected to reset in 2016 and 12 percent are expected to reset thereafter. In addition, 10 percent are expected to prepay and approximately 47 percent are expected to default prior to being reset, most of which were severely delinquent as of March 31, 2014.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 26 percent of the total PCI loan portfolio at March 31, 2014. Those loans with a refreshed FICO score below 620 represented 17 percent of the PCI home equity portfolio at March 31, 2014. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 68 percent of the PCI home equity portfolio and 69 percent based on the unpaid principal balance at March 31, 2014. Table 38 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 38
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	March 31 2014	December 31 2013
California	$1,846	$1,921
Florida (1)	346	356
Virginia	297	310
Arizona	208	214
Colorado	187	199
Other U.S./Non-U.S.	3,451	3,593
Total	$6,335	$6,593

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

At March 31, 2014, 96 percent of the U.S. credit card portfolio was managed in CBB with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $4.6 billion during the three months ended March 31, 2014 due to seasonal decline in retail transaction volume and a transfer of loans to LHFS relating to a portfolio divestiture. Net charge-offs decreased $229 million to $718 million during the three months ended March 31, 2014 compared to the same period in 2013 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $195 million while loans 90 days or more past due and still accruing interest declined $87 million during the three months ended March 31, 2014 as a result of the factors mentioned above that contributed to lower net charge-offs.

Table 39 presents certain key credit statistics for the U.S. credit card portfolio.

Table 39
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2014	December 31 2013
Outstandings	$87,692	$92,338
Accruing past due 30 days or more	1,878	2,073
Accruing past due 90 days or more	966	1,053

	Three Months Ended March 31
	2014	2013
Net charge-offs	$718	$947
Net charge-off ratios (1)	3.25%	4.19%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $314.5 billion and $315.1 billion at March 31, 2014 and December 31, 2013. The $631 million decrease was driven by the transfer of loans to LHFS.

Table 40 presents certain state concentrations for the U.S. credit card portfolio.

Table 40
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2014	December 31 2013	March 31 2014	December 31 2013	Three Months Ended March 31
(Dollars in millions)					2014	2013
California	$12,943	$13,689	$146	$162	$114	$162
Florida	7,088	7,339	96	105	76	103
Texas	6,194	6,405	66	72	49	61
New York	5,399	5,624	65	70	46	60
New Jersey	3,708	3,868	44	48	31	39
Other U.S.	52,360	55,413	549	596	402	522
Total U.S. credit card portfolio	$87,692	$92,338	$966	$1,053	$718	$947

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio of $11.6 billion at March 31, 2014, which are recorded in All Other, remained relatively unchanged compared to December 31, 2013. For the three months ended March 31, 2014, net charge-offs decreased $36 million to $76 million compared to the same period in 2013 due to improvement in delinquencies as a result of higher credit quality originations, which were partially offset by stronger foreign currency exchange rates.

Unused lines of credit for non-U.S. credit card totaled $31.4 billion and $31.1 billion at March 31, 2014 and December 31, 2013. The $240 million increase was primarily driven by a stronger foreign currency exchange rate.

Table 41 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 41
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2014	December 31 2013
Outstandings	$11,563	$11,541
Accruing past due 30 days or more	237	248
Accruing past due 90 days or more	124	131

	Three Months Ended March 31
	2014	2013
Net charge-offs	$76	$112
Net charge-off ratios (1)	2.66%	4.14%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At March 31, 2014, approximately 49 percent of the direct/indirect portfolio was included in CBB (consumer dealer financial services – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans), 44 percent was included in GWIM (principally securities-based lending loans and other personal loans) and the remainder was primarily in All Other (the GWIM International Wealth Management businesses based outside of the U.S. and student loans).

Outstandings in the direct/indirect portfolio decreased $640 million during the three months ended March 31, 2014 as lower outstandings in the unsecured consumer lending portfolio and the consumer dealer financial services portfolio were partially offset by growth in the securities-based lending portfolio. For the three months ended March 31, 2014, net charge-offs decreased $66 million to $58 million, or 0.29 percent of total average direct/indirect loans, compared to $124 million, or 0.61 percent for the same period in 2013. The decrease in net charge-offs was primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.

Net charge-offs in the unsecured consumer lending portfolio decreased $50 million to $20 million for the three months ended March 31, 2014, or 3.23 percent of total average unsecured consumer lending loans compared to $70 million, or 6.43 percent for the same period in 2013. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $173 million to $840 million during the three months ended March 31, 2014 due to improvements in the dealer financial services, student lending and unsecured consumer lending portfolios.

Table 42 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 42
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2014	December 31 2013	March 31 2014	December 31 2013	Three Months Ended March 31
(Dollars in millions)					2014	2013
California	$9,929	$10,041	$51	$57	$5	$14
Texas	7,809	7,850	63	66	6	12
Florida	7,659	7,634	22	25	8	13
New York	4,549	4,611	29	33	4	7
Georgia	2,522	2,564	14	16	4	5
Other U.S./Non-U.S.	49,084	49,492	185	211	31	73
Total direct/indirect loan portfolio	$81,552	$82,192	$364	$408	$58	$124

Other Consumer

At March 31, 2014, approximately 57 percent of the $2.0 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited. The remainder is primarily leases within the consumer dealer financial services portfolio included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option totaled $2.1 billion at March 31, 2014 and were comprised of residential mortgage loans that were previously classified as held-for-sale, residential mortgage loans held in consolidated VIEs and repurchases of home equity loans. The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans continue to be measured at fair value after the reclassification. During the three months ended March 31, 2014, we recorded net gains of $8 million resulting from changes in the fair value of these loans, including losses of $5 million on loans held in consolidated VIEs that were offset by gains recorded on related long-term debt.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 43 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2014 and 2013. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. Nonperforming loans of $15.8 billion at March 31, 2014 remained relatively unchanged compared to December 31, 2013 as outflows were offset by new inflows which continued to improve due to favorable delinquency trends.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At March 31, 2014, $7.6 billion, or 47 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $7.1 billion of nonperforming loans 180 days or more past due and $538 million of foreclosed properties. In addition, at March 31, 2014, $6.1 billion, or 39 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties of $538 million at March 31, 2014 remained relatively unchanged compared to December 31, 2013 as liquidations were offset by additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $38 million during the three months ended March 31, 2014. Not included in foreclosed properties at March 31, 2014 was $1.1 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 51.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 43.

Table 43
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Nonperforming loans and leases, January 1	$15,840	$19,431
Additions to nonperforming loans and leases:
New nonperforming loans and leases	2,027	2,661
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(468)	(680)
Returns to performing status (2)	(800)	(943)
Charge-offs	(583)	(1,072)
Transfers to foreclosed properties (3)	(172)	(115)
Total net additions (reductions) to nonperforming loans and leases	4	(149)
Total nonperforming loans and leases, March 31 (4)	15,844	19,282
Foreclosed properties, January 1	533	650
Additions to foreclosed properties:
New foreclosed properties (3)	186	208
Reductions to foreclosed properties:
Sales	(159)	(218)
Write-downs	(22)	(20)
Total net additions (reductions) to foreclosed properties	5	(30)
Total foreclosed properties, March 31 (5)	538	620
Nonperforming consumer loans, leases and foreclosed properties, March 31	$16,382	$19,902
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	3.06%	3.54%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	3.16	3.65

(1)
Balances do not include nonperforming LHFS of $33 million and $672 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $257 million and $512 million at March 31, 2014 and 2013 as well as loans accruing past due 90 days or more as presented in Table 29 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At March 31, 2014, 45 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 66 percent of their unpaid principal balance.

(5)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $1.1 billion and $2.3 billion at March 31, 2014 and 2013.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 43 are net of $45 million and $41 million of charge-offs for the three months ended March 31, 2014 and 2013, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At both March 31, 2014 and December 31, 2013, $1.2 billion of such junior-lien home equity loans were included in nonperforming loans and leases.

Table 44 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 43.

Table 44
Home Loans Troubled Debt Restructurings
	March 31, 2014			December 31, 2013
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$28,072	$7,550	$20,522	$29,312	$7,555	$21,757
Home equity (3)	2,158	1,433	725	2,146	1,389	757
Total home loans troubled debt restructurings	$30,230	$8,983	$21,247	$31,458	$8,944	$22,514

(1)
Residential mortgage TDRs deemed collateral dependent totaled $8.3 billion and $8.2 billion, and included $5.9 billion and $5.7 billion of loans classified as nonperforming and $2.4 billion and $2.5 billion of loans classified as performing at March 31, 2014 and December 31, 2013.

(2)	Residential mortgage performing TDRs included $13.1 billion and $14.3 billion of loans that were fully-insured at March 31, 2014 and December 31, 2013.

(3)
Home equity TDRs deemed collateral dependent totaled $1.4 billion and $1.4 billion, and included $1.2 billion and $1.2 billion of loans classified as nonperforming and $212 million and $227 million of loans classified as performing at March 31, 2014 and December 31, 2013.

In addition to modifying home loans, we work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the consumer's interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, non-U.S. credit card modifications may involve reducing the interest rate on the account without placing the customer on a fixed payment plan, and these are also considered TDRs (also a part of the renegotiated TDR portfolio). In all cases, the customer's available line of credit is canceled.

Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 43 as substantially all of the loans remain on accrual status until either charged off or paid in full. At March 31, 2014 and December 31, 2013, our renegotiated TDR portfolio was $1.8 billion and $2.1 billion, of which $1.4 billion and $1.6 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 49, 54, 60 and 61 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the three months ended March 31, 2014, outstanding commercial loans and leases increased $545 million, primarily in U.S. commercial. Credit quality was stable with slight declines in reservable criticized balances and nonperforming loans, leases and foreclosed property balances during the three months ended March 31, 2014. Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases decreased slightly during the three months ended March 31, 2014 to 0.32 percent from 0.33 percent (0.33 percent from 0.34 percent excluding loans accounted for under the fair value option) at December 31, 2013. The allowance for loan and lease losses for the commercial portfolio increased $282 million to $4.3 billion at March 31, 2014 compared to December 31, 2013. For additional information, see Allowance for Credit Losses on page 108.

Table 45 presents our commercial loans and leases portfolio, and related credit quality information at March 31, 2014 and December 31, 2013.

Table 45
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013
U.S. commercial	$215,385	$212,557	$841	$819	$170	$47
Commercial real estate (1)	48,840	47,893	300	322	22	21
Commercial lease financing	24,649	25,199	10	16	14	41
Non-U.S. commercial	85,630	89,462	18	64	—	17
	374,504	375,111	1,169	1,221	206	126
U.S. small business commercial (2)	13,410	13,294	96	88	78	78
Commercial loans excluding loans accounted for under the fair value option	387,914	388,405	1,265	1,309	284	204
Loans accounted for under the fair value option (3)	8,914	7,878	2	2	—	—
Total commercial loans and leases	$396,828	$396,283	$1,267	$1,311	$284	$204

(1)	Includes U.S. commercial real estate loans of $47.1 billion and $46.3 billion and non-U.S. commercial real estate loans of $1.7 billion and $1.6 billion at March 31, 2014 and December 31, 2013.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.4 billion and $1.5 billion and non-U.S. commercial loans of $7.5 billion and $6.4 billion at March 31, 2014 and December 31, 2013. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 46 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2014 and 2013. Improving trends across the portfolio drove lower charge-offs.

Table 46
Commercial Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2014	2013	2014	2013
U.S. commercial	$5	$45	0.01%	0.09%
Commercial real estate	(37)	93	(0.31)	0.96
Commercial lease financing	(2)	(10)	(0.04)	(0.18)
Non-U.S. commercial	19	(15)	0.09	(0.08)
	(15)	113	(0.02)	0.14
U.S. small business commercial	64	102	1.95	3.33
Total commercial	$49	$215	0.05	0.25

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 47 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers' acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $9.3 billion during the three months ended March 31, 2014 primarily driven by decreases in unfunded loans and leases.

Total commercial utilized credit exposure decreased $1.7 billion during the three months ended March 31, 2014 primarily driven by decreases in derivative assets and debt securities and other investments, partially offset by increases in loans held-for-sale. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances was 59 percent and 58 percent at March 31, 2014 and December 31, 2013.

Table 47
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Loans and leases	$396,828	$396,283	$298,954	$307,478	$695,782	$703,761
Derivative assets (4)	45,302	47,495	—	—	45,302	47,495
Standby letters of credit and financial guarantees	35,395	35,893	1,139	1,334	36,534	37,227
Debt securities and other investments	17,102	18,505	7,717	6,903	24,819	25,408
Loans held-for-sale	8,498	6,604	590	101	9,088	6,705
Commercial letters of credit	1,909	2,054	403	515	2,312	2,569
Bankers' acceptances	312	246	—	—	312	246
Foreclosed properties and other	420	414	—	—	420	414
Total	$505,766	$507,494	$308,803	$316,331	$814,569	$823,825

(1)
Total commercial utilized exposure includes loans of $8.9 billion and $7.9 billion and issued letters of credit accounted for under the fair value option with a notional amount of $576 million and $503 million at March 31, 2014 and December 31, 2013.

(2)
Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $11.3 billion and $12.5 billion at March 31, 2014 and December 31, 2013.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $42.8 billion and $47.3 billion at March 31, 2014 and December 31, 2013. Not reflected in utilized and committed exposure is additional derivative collateral held of $16.1 billion and $17.1 billion which consists primarily of other marketable securities.

Table 48 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $80 million during the three months ended March 31, 2014 primarily in the Non-U.S. commercial portfolio driven largely by paydowns and upgrades outpacing downgrades, partially offset by an increase in the U.S. commercial portfolio. At March 31, 2014, approximately 85 percent of commercial utilized reservable criticized exposure was secured compared to 84 percent at December 31, 2013.

Table 48
Commercial Utilized Reservable Criticized Exposure
	March 31, 2014		December 31, 2013
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$8,513	3.48%	$8,362	3.45%
Commercial real estate	1,476	2.91	1,452	2.92
Commercial lease financing	971	3.94	988	3.92
Non-U.S. commercial	1,188	1.29	1,424	1.49
	12,148	2.95	12,226	2.96
U.S. small business commercial	633	4.72	635	4.77
Total commercial utilized reservable criticized exposure	$12,781	3.01	$12,861	3.02

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $11.4 billion and $11.5 billion and commercial letters of credit of $1.4 billion and $1.4 billion at March 31, 2014 and December 31, 2013.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At March 31, 2014, 63 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 16 percent in Global Markets, nine percent in GWIM (business-purpose loans for high net-worth clients) and the remainder primarily in CBB. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $2.8 billion during the three months ended March 31, 2014 with growth in large corporate and middle-market portfolios. Nonperforming loans and leases increased $22 million, or three percent, during the three months ended March 31, 2014. Net charge-offs decreased $40 million to $5 million for the three months ended March 31, 2014 compared to the same period in 2013.

Commercial Real Estate

Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 22 percent of the commercial real estate loans and leases portfolio at both March 31, 2014 and December 31, 2013. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $947 million, or two percent, during the three months ended March 31, 2014 primarily due to new originations in major metropolitan markets.

For the three months ended March 31, 2014, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties decreased $27 million, or seven percent, and reservable criticized balances increased $24 million, or two percent, during the three months ended March 31, 2014. Net charge-offs decreased $130 million to a net recovery position of $37 million for the three months ended March 31, 2014 compared to the same period in 2013.

Table 49 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 49
Outstanding Commercial Real Estate Loans
(Dollars in millions)	March 31 2014	December 31 2013
By Geographic Region
California	$10,898	$10,358
Northeast	9,179	9,487
Southwest	6,745	6,913
Southeast	5,472	5,314
Florida	3,164	3,030
Midwest	3,084	3,109
Illinois	2,285	2,319
Northwest	2,269	2,037
Midsouth	2,018	2,013
Non-U.S.	1,738	1,582
Other (1)	1,988	1,731
Total outstanding commercial real estate loans	$48,840	$47,893
By Property Type
Non-residential
Office	$12,945	$12,799
Multi-family rental	8,659	8,559
Shopping centers/retail	7,645	7,470
Industrial/warehouse	4,606	4,522
Hotels/motels	4,031	3,926
Multi-use	1,780	1,960
Land and land development	748	855
Other	6,704	6,283
Total non-residential	47,118	46,374
Residential	1,722	1,519
Total outstanding commercial real estate loans	$48,840	$47,893

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

Table 50
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Non-residential
Office	$91	$96	$404	$367
Multi-family rental	16	15	235	234
Shopping centers/retail	55	57	143	144
Industrial/warehouse	19	22	114	119
Hotels/motels	3	5	66	38
Multi-use	30	19	160	157
Land and land development	60	73	75	92
Other	14	23	165	173
Total non-residential	288	310	1,362	1,324
Residential	97	102	114	128
Total commercial real estate	$385	$412	$1,476	$1,452

(1)	Includes commercial foreclosed properties of $85 million and $90 million at March 31, 2014 and December 31, 2013.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 51
Commercial Real Estate Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2014	2013	2014	2013
Non-residential
Office	$(1)	$28	(0.04)%	1.18%
Multi-family rental	(5)	1	(0.21)	0.09
Shopping centers/retail	2	10	0.12	0.69
Industrial/warehouse	(3)	10	(0.23)	1.09
Hotels/motels	—	5	—	0.69
Multi-use	(9)	3	(1.87)	0.64
Land and land development	1	12	0.29	4.48
Other	(22)	2	(1.43)	0.02
Total non-residential	(37)	71	(0.32)	0.76
Residential	—	22	—	5.69
Total commercial real estate	$(37)	$93	(0.31)	0.96

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At March 31, 2014, total committed non-residential exposure was $69.7 billion compared to $68.6 billion at December 31, 2013, of which $47.1 billion and $46.4 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties declined $22 million, or seven percent, to $288 million at March 31, 2014 compared to $310 million at December 31, 2013, which represented 0.61 percent and 0.67 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases across most property types. Non-residential utilized reservable criticized exposure increased slightly by $38 million, or three percent, to $1.4 billion at March 31, 2014 compared to $1.3 billion at December 31, 2013, which represented 2.79 percent and 2.75 percent of non-residential utilized reservable exposure. The increase in reservable criticized exposure was due to new additions slightly outpacing the level of exposures resolved. For the non-residential portfolio, net charge-offs decreased $108 million to a net recovery position of $37 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to lower levels of criticized and nonperforming assets as well as recovery of prior period charge-offs.

At March 31, 2014, total committed residential exposure was $3.3 billion compared to $3.1 billion at December 31, 2013 of which $1.7 billion and $1.5 billion were funded secured loans. Residential nonperforming loans and foreclosed properties decreased $5 million, or five percent, during the three months ended March 31, 2014 due to repayments, sales and loan restructuring. Residential utilized reservable criticized exposure decreased $14 million, or 11 percent, during the three months ended March 31, 2014 due to continued resolution of criticized exposure. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 5.59 percent and 6.19 percent at March 31, 2014 compared to 6.65 percent and 7.81 percent at December 31, 2013. Residential portfolio net charge-offs decreased $22 million for the three months ended March 31, 2014 compared to the same period in 2013.

At March 31, 2014 and December 31, 2013, the commercial real estate loan portfolio included $7.3 billion and $7.0 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $404 million and $431 million, and nonperforming construction and land development loans and foreclosed properties totaled $86 million and $100 million at March 31, 2014 and December 31, 2013. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At March 31, 2014, 72 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 28 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, decreased $3.8 billion during the three months ended March 31, 2014 primarily due to decreased client financing activity. Net charge-offs increased $34 million to $19 million for the three months ended March 31, 2014 compared to net recoveries of $15 million for the same period in 2013. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 104.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in CBB. Credit card-related products were 43 percent of the U.S. small business commercial portfolio at both March 31, 2014 and December 31, 2013. Net charge-offs decreased $38 million to $64 million for the three months ended March 31, 2014 compared to the same period in 2013 driven by an improvement in credit quality, including lower delinquencies as a result of an improved economic environment, and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 80 percent were credit card-related products for the three months ended March 31, 2014 compared to 75 percent for the same period in 2013.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is managed primarily in Global Banking. Outstanding commercial loans accounted for under the fair value option increased $1.0 billion to an aggregate fair value of $8.9 billion at March 31, 2014 compared to December 31, 2013 primarily due to increased corporate borrowings under bank credit facilities. We recorded net gains of $17 million during the three months ended March 31, 2014 compared to net gains of $46 million for the same period in 2013 resulting from changes in the fair value of this loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $338 million and $354 million at March 31, 2014 and December 31, 2013, which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $11.9 billion and $13.0 billion at March 31, 2014 and December 31, 2013. We recorded net gains of $9 million from changes in the fair value of commitments and letters of credit during the three months ended March 31, 2014 compared to net gains of $65 million for the same period in 2013 primarily attributable to changes in instrument-specific credit risk, which were recorded in other income (loss) and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 52 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2014 and 2013. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2014, nonperforming commercial loans and leases decreased $44 million to $1.3 billion driven by paydowns, returns to performing status and charge-offs outpacing new nonperforming loans. Approximately 94 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 53 percent were contractually current. Commercial nonperforming loans were carried at approximately 71 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 52
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Nonperforming loans and leases, January 1	$1,309	$3,224
Additions to nonperforming loans and leases:
New nonperforming loans and leases	262	350
Advances	8	6
Reductions to nonperforming loans and leases:
Paydowns	(171)	(328)
Sales	(27)	(147)
Returns to performing status (3)	(63)	(167)
Charge-offs	(50)	(177)
Transfers to foreclosed properties (4)	(3)	(21)
Transfers to loans held-for-sale	—	(6)
Total net reductions to nonperforming loans and leases	(44)	(490)
Total nonperforming loans and leases, March 31	1,265	2,734
Foreclosed properties, January 1	90	250
Additions to foreclosed properties:
New foreclosed properties (4)	2	12
Reductions to foreclosed properties:
Sales	(5)	(44)
Write-downs	(2)	(12)
Total net reductions to foreclosed properties	(5)	(44)
Total foreclosed properties, March 31	85	206
Nonperforming commercial loans, leases and foreclosed properties, March 31	$1,350	$2,940
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.33%	0.76%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.35	0.82

(1)	Balances do not include nonperforming LHFS of $259 million and $379 million at March 31, 2014 and 2013.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 53 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 53
Commercial Troubled Debt Restructurings
	March 31, 2014			December 31, 2013
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,295	$282	$1,013	$1,318	$298	$1,020
Commercial real estate	753	162	591	835	198	637
Non-U.S. commercial	80	12	68	48	38	10
U.S. small business commercial	69	—	69	88	—	88
Total commercial troubled debt restructurings	$2,197	$456	$1,741	$2,289	$534	$1,755

Industry Concentrations

Table 54 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure decreased $9.3 billion during the three months ended March 31, 2014 to $814.6 billion. The decrease in commercial committed exposure was concentrated in diversified financials, energy and telecommunication services, partially offset by higher exposure to banking and media.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management's Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration, experienced a decline in committed exposure of $6.9 billion, or six percent, during the three months ended March 31, 2014 driven by lower funded loans.

Real estate, our second largest industry concentration, experienced an increase in committed exposure of $919 million during the three months ended March 31, 2014 primarily due to new originations and renewals outpacing paydowns and sales. Real estate construction and land development exposure represented 14 percent of the total real estate industry committed exposure at both March 31, 2014 and December 31, 2013. For more information on commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 96.

Committed exposure to the banking industry increased $1.7 billion, or four percent, during the three months ended March 31, 2014 primarily related to mortgage finance. Energy committed exposure decreased $1.3 billion, or three percent, during the three months ended March 31, 2014 primarily driven by lower non-U.S. integrated oil and gas. Media committed exposure increased $1.2 billion, or five percent, during the three months ended March 31, 2014 driven by higher cable television and satellite exposure, partially offset by broadcasting and cable networks. Telecommunication services committed exposure decreased $1.1 billion, or 10 percent, during the three months ended March 31, 2014 primarily as a result of paydowns.

Our committed state and municipal exposure of $36.6 billion at March 31, 2014 consisted of $30.2 billion of commercial utilized exposure (including $18.8 billion of funded loans, $7.1 billion of SBLCs and $1.9 billion of derivative assets) and $6.4 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 54. While the slow pace of economic recovery continues to pressure budgets, most state and local governments have implemented offsetting fiscal adjustments and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 54
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Diversified financials	$69,137	$76,673	$111,172	$118,092
Real estate (2)	55,613	54,336	77,337	76,418
Retailing	33,836	32,859	53,902	54,616
Capital goods	28,012	28,016	52,356	52,849
Banking	42,296	41,399	49,821	48,078
Healthcare equipment and services	31,854	30,828	48,681	49,063
Government and public education	40,435	40,253	48,175	48,322
Materials	23,163	22,384	42,291	42,699
Energy	19,835	19,739	39,846	41,156
Consumer services	21,147	21,080	34,010	34,217
Commercial services and supplies	19,448	19,770	31,529	32,007
Food, beverage and tobacco	15,359	14,437	31,379	30,541
Utilities	9,404	9,253	25,346	25,243
Media	13,066	13,070	23,880	22,655
Transportation	15,351	15,280	22,425	22,595
Individuals and trusts	15,159	14,864	18,743	18,681
Software and services	6,667	6,814	13,933	14,172
Pharmaceuticals and biotechnology	6,052	6,455	13,111	13,986
Technology hardware and equipment	6,051	6,166	12,697	12,733
Insurance, including monolines	5,473	5,926	11,744	12,203
Telecommunication services	4,654	4,541	10,328	11,423
Consumer durables and apparel	5,797	5,427	10,002	9,757
Automobiles and components	3,303	3,165	8,601	8,424
Food and staples retailing	4,083	3,950	7,779	7,909
Religious and social organizations	5,404	5,452	7,384	7,677
Other	5,167	5,357	8,097	8,309
Total commercial credit exposure by industry	$505,766	$507,494	$814,569	$823,825
Net credit default protection purchased on total commitments (3)			$(8,341)	$(8,085)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 102.

Monoline Exposure

Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations and credit-enhanced securities as part of our public finance business, and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and collateralized debt obligations (CDOs). We underwrite our public finance exposure by evaluating the underlying securities.

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan due to a breach of the representations and warranties, and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor's loss. For more information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 44 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 55 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment. The notional amount of monoline exposure decreased $373 million during the three months ended March 31, 2014 due to terminations, paydowns and maturities of monoline contracts.

Table 55
Derivative Credit Exposures
(Dollars in millions)	March 31 2014	December 31 2013
Notional amount of monoline exposure	$10,258	$10,631

Mark-to-market	$41	$97
Counterparty credit valuation adjustment	(12)	(15)
Net mark-to-market	$29	$82

	Three Months Ended March 31
	2014	2013
Gains from credit valuation changes	$2	$26

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At March 31, 2014 and December 31, 2013, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $8.3 billion and $8.1 billion. We recorded net losses of $29 million for the three months ended March 31, 2014 compared to net losses of $66 million for the same period in 2013 on these positions. The losses on these instruments were offset by gains on the related exposures. The VaR results for these exposures are included in the fair value option portfolio information in Table 65. For additional information, see Trading Risk Management on page 114.

Tables 56 and 57 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2014 and December 31, 2013.

Table 56
Net Credit Default Protection by Maturity
	March 31 2014	December 31 2013
Less than or equal to one year	32%	35%
Greater than one year and less than or equal to five years	64	63
Greater than five years	4	2
Total net credit default protection	100%	100%

Table 57
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	March 31, 2014		December 31, 2013
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AA	$(42)	0.5%	$(7)	0.1%
A	(2,173)	26.1	(2,560)	31.7
BBB	(4,379)	52.5	(3,880)	48.0
BB	(1,082)	13.0	(1,137)	14.1
B	(571)	6.8	(452)	5.6
CCC and below	(130)	1.6	(115)	1.4
NR (4)	36	(0.5)	66	(0.9)
Total net credit default protection	$(8,341)	100.0%	$(8,085)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

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

Table 58 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with the counterparty. For more information on our written credit derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 58 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 2 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 58
Credit Derivatives
	March 31, 2014		December 31, 2013
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,304,821	$5,389	$1,305,090	$6,042
Total return swaps/other	59,957	378	38,094	402
Total purchased credit derivatives	$1,364,778	$5,767	$1,343,184	$6,444
Written credit derivatives:
Credit default swaps	$1,272,003	n/a	$1,265,380	n/a
Total return swaps/other	76,478	n/a	63,407	n/a
Total written credit derivatives	$1,348,481	n/a	$1,328,787	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.

Table 59
Credit Valuation Gains and Losses
	Three Months Ended March 31
	2014			2013
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation gains (losses)	$52	$(12)	$40	$(131)	$(164)	$(295)

Non-U.S. Portfolio

Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. Management oversight of country risk, including cross-border risk, is the responsibility of the Country Credit Risk Committee, a subcommittee of the CRC. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance, rather than through country risk governance.

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

Table 60 presents our 20 largest, non-U.S. country exposures at March 31, 2014. These exposures accounted for 89 percent and 88 percent of our total non-U.S. exposure at March 31, 2014 and December 31, 2013. Net country exposure for these 20 countries increased $4.0 billion from December 31, 2013 driven by an increase in funded loans and loan equivalents in Canada, France and Hong Kong in addition to higher securities balances in the United Kingdom, partially offset by a decrease in loan and loan equivalent fundings in Italy and Russia as well as a decline in time deposit placements and securities in Japan.

Table 60
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2014	Hedges and Credit Default Protection	Net Country Exposure at March 31 2014	Increase (Decrease) from December 31 2013
United Kingdom	$25,526	$12,766	$5,994	$6,929	$51,215	$(3,913)	$47,302	$3,716
Canada	6,555	6,569	2,188	5,427	20,739	(1,451)	19,288	877
Germany	6,129	4,901	2,112	4,590	17,732	(4,119)	13,613	895
China	10,984	461	618	1,282	13,345	(301)	13,044	123
Brazil	8,930	590	393	3,226	13,139	(222)	12,917	(715)
France	3,500	6,595	1,204	6,007	17,306	(4,485)	12,821	2,658
India	5,929	632	307	3,614	10,482	(82)	10,400	149
Australia	3,722	2,106	466	2,362	8,656	(354)	8,302	305
Netherlands	4,031	3,809	488	1,030	9,358	(1,424)	7,934	299
Hong Kong	5,809	344	74	760	6,987	(101)	6,886	1,529
South Korea	3,901	871	542	1,956	7,270	(571)	6,699	264
Switzerland	2,343	2,951	641	603	6,538	(1,180)	5,358	(188)
Russian Federation	5,709	201	319	68	6,297	(1,084)	5,213	(1,509)
Singapore	3,065	167	152	1,491	4,875	(50)	4,825	996
Italy	2,780	2,014	2,115	1,646	8,555	(4,064)	4,491	(711)
Japan	3,639	509	1,168	1,106	6,422	(2,171)	4,251	(3,864)
Taiwan	2,691	100	144	1,284	4,219	(15)	4,204	132
Mexico	3,058	716	113	334	4,221	(458)	3,763	(236)
Spain	2,999	834	125	584	4,542	(1,585)	2,957	(446)
Turkey	2,188	75	38	111	2,412	(25)	2,387	(306)
Total top 20 non-U.S. countries exposure	$113,488	$47,211	$19,201	$44,410	$224,310	$(27,655)	$196,655	$3,968

Russian intervention in the Ukraine during the first quarter of 2014 significantly increased geopolitical tensions in Central and Eastern Europe. Net exposure to Russia was reduced to $5.2 billion at March 31, 2014, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine was minimal. In response to Russian actions, U.S. and European countries have imposed sanctions on a limited number of Russian individuals and business entities. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian counter-sanctions.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. Risks from the ongoing financial instability in these countries could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market volatility is expected to continue as policymakers address the fundamental challenges of competitiveness, growth and fiscal solvency. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Table 61 presents our direct sovereign and non-sovereign exposures in these countries at March 31, 2014. Our total sovereign and non-sovereign exposure to these countries was $15.6 billion at March 31, 2014 compared to $17.1 billion at December 31, 2013. The total exposure to these countries, net of all hedges, was $9.6 billion at March 31, 2014 compared to $10.4 billion at December 31, 2013. At March 31, 2014 and December 31, 2013, hedges and credit default protection purchased, net of credit default protection sold, was $6.0 billion and $6.8 billion. Net country exposure decreased $796 million from December 31, 2013 driven by a decrease in overall exposure to Italy and Spain.

Table 61
Select European Countries
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure (1)	Securities/ Other Investments (2)	Country Exposure at March 31 2014	Hedges and Credit Default Protection (3)	Net Country Exposure at March 31 2014	Increase (Decrease) from December 31, 2013
Greece
Sovereign	$—	$—	$—	$27	$27	$—	$27	$(31)
Financial institutions	—	—	1	2	3	(18)	(15)	(12)
Corporates	63	68	—	8	139	(26)	113	15
Total Greece	$63	$68	$1	$37	$169	$(44)	$125	$(28)
Ireland
Sovereign	$19	$—	$10	$62	$91	$(10)	$81	$86
Financial institutions	794	27	119	25	965	(11)	954	(26)
Corporates	395	347	77	47	866	(22)	844	75
Total Ireland	$1,208	$374	$206	$134	$1,922	$(43)	$1,879	$135
Italy
Sovereign	$20	$—	$1,790	$1,293	$3,103	$(2,091)	$1,012	$1,225
Financial institutions	1,484	3	178	64	1,729	(1,078)	651	(759)
Corporates	1,276	2,011	147	289	3,723	(895)	2,828	(1,177)
Total Italy	$2,780	$2,014	$2,115	$1,646	$8,555	$(4,064)	$4,491	$(711)
Portugal
Sovereign	$—	$—	$17	$144	$161	$(35)	$126	$103
Financial institutions	13	—	1	—	14	(50)	(36)	66
Corporates	90	103	—	50	243	(217)	26	85
Total Portugal	$103	$103	$18	$194	$418	$(302)	$116	$254
Spain
Sovereign	$36	$—	$66	$7	$109	$(293)	$(184)	$(123)
Financial institutions	1,157	1	22	105	1,285	(281)	1,004	56
Corporates	1,806	833	37	472	3,148	(1,011)	2,137	(379)
Total Spain	$2,999	$834	$125	$584	$4,542	$(1,585)	$2,957	$(446)
Total
Sovereign	$75	$—	$1,883	$1,533	$3,491	$(2,429)	$1,062	$1,260
Financial institutions	3,448	31	321	196	3,996	(1,438)	2,558	(675)
Corporates	3,630	3,362	261	866	8,119	(2,171)	5,948	(1,381)
Total select European exposure	$7,153	$3,393	$2,465	$2,595	$15,606	$(6,038)	$9,568	$(796)

(1)
Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with CDS, and secured financing transactions. Derivative exposures are presented net of $1.6 billion in collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral. The notional amount of reverse repurchase transactions was $4.9 billion. Counterparty exposure is not presented net of hedges or credit default protection.

(2)
Long securities exposures are netted on a single-name basis to, but not below, zero by short exposures of $4.3 billion and net CDS purchased of $807 million, consisting of $435 million of net single-name CDS purchased and $372 million of net indexed and tranched CDS purchased.

(3)
Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the Corporation's risk to country exposures as listed, includes $3.6 billion to hedge loans and securities, consisting of $2.0 billion in net single-name CDS purchased and $1.6 billion in net indexed and tranched CDS purchased, $2.4 billion in additional credit default protection purchased to hedge derivative assets and $120 million in other short exposures.

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

Table 62
Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain (1)
	March 31, 2014
	Notional		Fair Value
(Dollars in billions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$1.4	$1.3	$0.1	$0.1
After netting (2)	0.3	0.2	—	—
Ireland
Aggregate	2.2	2.0	0.1	0.1
After netting (2)	0.9	0.6	0.1	—
Italy
Aggregate	51.8	46.6	2.1	1.4
After netting (2)	11.6	6.4	0.9	0.3
Portugal
Aggregate	7.5	7.6	0.3	0.4
After netting (2)	1.3	1.3	—	0.1
Spain
Aggregate	19.5	19.3	0.5	0.5
After netting (2)	3.3	3.1	0.1	0.1

(1)	The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are primarily with non-Eurozone counterparties.

(2)	Amounts listed are after consideration of legally enforceable master netting agreements.

Losses could result even if there is credit default protection purchased because the purchased credit protection contracts may only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS. Generally, only the occurrence of a credit event as defined by the CDS terms (which may include, among other events, the failure to pay by, or restructuring of, the reference entity) results in a payment under the purchased credit protection contracts. The determination as to whether a credit event has occurred is made by the relevant International Swaps and Derivatives Association, Inc. (ISDA) Determination Committee (comprised of various ISDA member firms) based on the terms of the CDS and facts and circumstances for the event. Accordingly, uncertainties exist as to whether any particular strategy or policy action for addressing the European financial instability would constitute a credit event under the CDS. A voluntary restructuring may not trigger a credit event under CDS terms and consequently may not trigger a payment under the CDS contract.

In addition to our direct sovereign and non-sovereign exposures, a significant deterioration of the European economic recovery could result in material reductions in the value of sovereign debt and other asset classes posted as collateral, disruptions in capital markets, widening of credit spreads of U.S. and non-U.S. financial institutions, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For more information on the financial instability in Europe, see Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

Provision for Credit Losses

The provision for credit losses decreased $704 million to $1.0 billion for the three months ended March 31, 2014 compared to the same period in 2013. The provision for credit losses was $379 million lower than net charge-offs for the three months ended March 31, 2014, resulting in a reduction in the allowance for credit losses primarily due to continued improvement in the home loans and credit card portfolios, partially offset by an increase in the allowance for the commercial portfolio. This compared to a reduction of $804 million in the allowance for credit losses for the three months ended March 31, 2013. If the economy and our asset quality continue to improve, we anticipate moderate reductions in both the allowance for credit losses and net charge-offs in subsequent quarters in 2014.

The provision for credit losses for the consumer portfolio decreased $841 million to $650 million for the three months ended March 31, 2014 compared to the same period in 2013, due to continued improvement in the home loans portfolio primarily as a result of increased home prices, improved delinquencies and continued loan balance run-off, as well as improvement in the credit card portfolios primarily driven by lower delinquencies. There was no provision for credit losses related to the PCI loan portfolio for the three months ended March 31, 2014 compared to a benefit of $207 million for the same period in 2013.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $137 million to $359 million for the three months ended March 31, 2014 compared to the same period in 2013 as the decline in net charge-offs was more than offset by increased reserves.

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

The first component of the allowance for loan and lease losses covers both nonperforming commercial loans and all TDRs within the consumer and commercial portfolios. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan's original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan's observable market price if available. Impairment measurement for the renegotiated consumer credit card, small business credit card and unsecured consumer TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical experience for the respective product types and risk ratings of the loans.

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of March 31, 2014, the loss forecast process resulted in reductions in the allowance for most major consumer portfolios.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of March 31, 2014, changes in portfolio size and composition resulted in an increase in the allowance for all major commercial portfolios.

Also included within the second component of the allowance for loan and lease losses are reserves to cover losses that are incurred but, in our assessment, may not be adequately represented in the historical loss data used in the loss forecast models. For example, factors that we consider include, among others, changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and size of the portfolio, changes in portfolio concentrations, changes in the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements. We also consider factors that are applicable to unique portfolio segments. For example, we consider the risk of uncertainty in our loss forecasting models related to junior-lien home equity loans that are current, but have first-lien loans that we do not service that are 30 days or more past due. In addition, we consider the increased risk of default associated with our interest-only loans that have yet to enter the amortization period. Further, we consider the inherent uncertainty in mathematical models that are built upon historical data.

During the three months ended March 31, 2014, the factors that impacted the allowance for loan and lease losses included significant overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and housing and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and housing and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, and a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs, sales, returns to performing status and upgrades out of criticized continued to outpace new nonaccrual loans and reservable criticized commercial loans.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 64, was $12.3 billion at March 31, 2014, a decrease of $1.1 billion from December 31, 2013. The decrease was primarily in the residential mortgage and home equity portfolios due to increased home prices and improved delinquencies as evidenced by improving LTV statistics as presented in Tables 32 and 34 as well as continued loan balance run-off. In addition, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.9 billion at March 31, 2014 from $2.1 billion (to 2.14 percent from 2.25 percent of outstanding U.S. credit card loans) at December 31, 2013, and accruing loans 90 days or more past due declined to $966 million at March 31, 2014 from $1.1 billion (to 1.10 percent from 1.14 percent of outstanding U.S. credit card loans) at December 31, 2013. See Tables 29, 30, 39 and 41 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 64, was $4.3 billion at March 31, 2014, an increase of $282 million from December 31, 2013. The commercial utilized reservable criticized exposure decreased to $12.8 billion at March 31, 2014 from $12.9 billion (to 3.01 percent from 3.02 percent of total commercial utilized reservable exposure) at December 31, 2013. Similarly, nonperforming commercial loans declined $44 million from December 31, 2013 to $1.3 billion at March 31, 2014 (to 0.33 percent from 0.34 percent of outstanding commercial loans). See Tables 45, 46 and 48 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.84 percent at March 31, 2014 compared to 1.90 percent at December 31, 2013. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions and write-offs in the PCI loan portfolio. The March 31, 2014 and December 31, 2013 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.65 percent at March 31, 2014 compared to 1.67 percent at December 31, 2013.

Table 63 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three months ended March 31, 2014 and 2013.

Table 63
Allowance for Credit Losses
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Allowance for loan and lease losses, January 1	$17,428	$24,179
Loans and leases charged off
Residential mortgage	(202)	(425)
Home equity	(394)	(768)
U.S. credit card	(826)	(1,120)
Non-U.S. credit card	(98)	(145)
Direct/Indirect consumer	(135)	(225)
Other consumer	(69)	(63)
Total consumer charge-offs	(1,724)	(2,746)
U.S. commercial (1)	(116)	(207)
Commercial real estate	(7)	(106)
Commercial lease financing	(1)	(1)
Non-U.S. commercial	(20)	(2)
Total commercial charge-offs	(144)	(316)
Total loans and leases charged off	(1,868)	(3,062)
Recoveries of loans and leases previously charged off
Residential mortgage	75	42
Home equity	92	84
U.S. credit card	108	173
Non-U.S. credit card	22	33
Direct/Indirect consumer	77	101
Other consumer	11	11
Total consumer recoveries	385	444
U.S. commercial (2)	47	60
Commercial real estate	44	13
Commercial lease financing	3	11
Non-U.S. commercial	1	17
Total commercial recoveries	95	101
Total recoveries of loans and leases previously charged off	480	545
Net charge-offs	(1,388)	(2,517)
Write-offs of PCI loans	(391)	(839)
Provision for loan and lease losses	984	1,731
Other (3)	(15)	(113)
Allowance for loan and lease losses, March 31	16,618	22,441
Reserve for unfunded lending commitments, January 1	484	513
Provision for unfunded lending commitments	25	(18)
Other	—	(9)
Reserve for unfunded lending commitments, March 31	509	486
Allowance for credit losses, March 31	$17,127	$22,927

(1)	Includes U.S. small business commercial charge-offs of $79 million and $128 million for the three months ended March 31, 2014 and 2013.

(2)	Includes U.S. small business commercial recoveries of $15 million and $26 million for the three months ended March 31, 2014 and 2013.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

Table 63
Allowance for Credit Losses (continued)
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Loan and allowance ratios:
Loans and leases outstanding at March 31 (4)	$905,154	$902,772
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	1.84%	2.49%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (5)	2.38	3.55
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (6)	1.11	0.87
Average loans and leases outstanding (4)	$909,265	$897,116
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 7)	0.62%	1.14%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.79	1.52
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 8)	97	102
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs (7)	2.95	2.20
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs and PCI write-offs	2.30	1.65
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (9)	$7,143	$10,690
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4, 9)	55%	53%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	1.65%	2.06%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (5)	2.07	2.88
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.64	1.18
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 8)	85	82
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	2.58	1.76

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $11.1 billion and $8.8 billion at March 31, 2014 and 2013. Average loans accounted for under the fair value option were $10.2 billion and $9.1 billion for the three months ended March 31, 2014 and 2013.

(5)	Excludes consumer loans accounted for under the fair value option of $2.1 billion and $1.0 billion at March 31, 2014 and 2013.

(6)	Excludes commercial loans accounted for under the fair value option of $8.9 billion and $7.8 billion at March 31, 2014 and 2013.

(7)
Net charge-offs exclude $391 million and $839 million of write-offs in the PCI loan portfolio for the three months ended March 31, 2014 and 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 84.

(8)	For more information on our definition of nonperforming loans, see pages 90 and 99.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(10)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 64 presents our allocation by product type.

Table 64
Allocation of the Allowance for Credit Losses by Product Type
	March 31, 2014			December 31, 2013
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$3,502	21.07%	1.44%	$4,084	23.43%	1.65%
Home equity	4,054	24.40	4.43	4,434	25.44	4.73
U.S. credit card	3,857	23.21	4.40	3,930	22.55	4.26
Non-U.S. credit card	432	2.60	3.74	459	2.63	3.98
Direct/Indirect consumer	389	2.34	0.48	417	2.39	0.51
Other consumer	97	0.58	4.86	99	0.58	5.02
Total consumer	12,331	74.20	2.38	13,423	77.02	2.53
U.S. commercial (2)	2,563	15.43	1.12	2,394	13.74	1.06
Commercial real estate	972	5.85	1.99	917	5.26	1.91
Commercial lease financing	122	0.73	0.50	118	0.68	0.47
Non-U.S. commercial	630	3.79	0.74	576	3.30	0.64
Total commercial (3)	4,287	25.80	1.11	4,005	22.98	1.03
Allowance for loan and lease losses	16,618	100.00%	1.84	17,428	100.00%	1.90
Reserve for unfunded lending commitments	509			484
Allowance for credit losses (4)	$17,127			$17,912

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $152 million and $147 million at March 31, 2014 and December 31, 2013. Commercial loans accounted for under the fair value option included U.S. commercial loans of $1.4 billion and $1.5 billion and non-U.S. commercial loans of $7.5 billion and $6.4 billion at March 31, 2014 and December 31, 2013.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $462 million at both March 31, 2014 and December 31, 2013.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $277 million at both March 31, 2014 and December 31, 2013.

(4)	Includes $2.1 billion and $2.5 billion of valuation allowance presented with the allowance for credit losses related to PCI loans at March 31, 2014 and December 31, 2013.

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

The reserve for unfunded lending commitments was $509 million at March 31, 2014, an increase of $25 million from December 31, 2013 driven by minimal increases in expected losses.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Nontrading Activities on page 119.

Our traditional banking loan and deposit products are nontrading positions and are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, these positions are still subject to changes in economic value based on varying market conditions, with one of the primary risks being changes in the levels of interest rates. The risk of adverse changes in the economic value of our nontrading positions arising from changes in interest rates is managed through our ALM activities. We have elected to account for certain assets and liabilities under the fair value option.

Our trading positions are reported at fair value with changes reflected in income. Trading positions are subject to various changes in market-based risk factors. The majority of this risk is generated by our activities in the interest rate, foreign exchange, credit, equity and commodities markets. In addition, the values of assets and liabilities could change due to market liquidity, correlations across markets and expectations of market volatility. We seek to manage these risk exposures by using a variety of techniques that encompass a broad range of financial instruments. The key risk management techniques are discussed in more detail in the Trading Risk Management section.

Global Markets Risk Management is an independent function within the Corporation that supports the Global Banking and Markets Risk Executive. The Global Markets Risk Committee (GMRC), chaired by the Global Markets Risk Executive, has been designated by Asset Liability and Market Risk Committee (ALMRC) as the primary risk governance authority for Global Markets. The GMRC's focus is to take a forward-looking view of the primary credit, market and operational risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy.

Global Markets Risk Management is responsible for providing senior management with a clear and comprehensive understanding of the trading risks to which the Corporation is exposed. These responsibilities include ownership of market risk policy, developing and maintaining quantitative risk models, calculating aggregated risk measures, establishing and monitoring position limits consistent with risk appetite, conducting daily reviews and analysis of trading inventory, approving material risk exposures and fulfilling regulatory requirements. Market risks that impact businesses outside of Global Markets are monitored and governed by their respective governance functions.

Quantitative risk models, such as VaR, are an essential component in evaluating the market risks within a portfolio. The Enterprise Model Risk Committee (EMRC) reports to the ALMRC and is responsible for providing management oversight and approval of model risk management and governance. The EMRC defines model risk standards, consistent with the Corporation's Risk Framework and risk appetite, prevailing regulatory guidance and industry best practice. Models must meet certain validation criteria, including effective challenge of the model development process and a sufficient demonstration of developmental evidence incorporating a comparison of alternative theories and approaches. The EMRC ensures model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation. In addition, the relevant stakeholders must agree on any required actions or restrictions to the models and maintain a stringent monitoring process to ensure continued compliance.

For more information on the fair value of certain financial assets and liabilities, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. For more information on our market risk management process, see page 108 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

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

VaR is a common statistic used to measure market risk as it allows the aggregation of market risk factors, including the effects of portfolio diversification. A VaR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss a portfolio is not expected to exceed more than a certain number of times per period, based on a specified holding period, confidence level and window of historical data. We use one VaR model consistently across the trading portfolios that uses a historical simulation approach based on a three-year window of historical data. Our primary VaR statistic is equivalent to a 99 percent confidence level. This means that for a VaR with a one-day holding period, there should not be losses in excess of VaR, on average, 99 out of 100 trading days.

Within any VaR model, there are significant and numerous assumptions that will differ from company to company. The accuracy of a VaR model depends on the availability and quality of historical data for each of the risk factors in the portfolio. A VaR model may require additional modeling assumptions for new products that do not have the necessary historical market data or for less liquid positions for which accurate daily prices are not consistently available. For positions with insufficient historical data for the VaR calculation, the process for establishing an appropriate proxy is based on fundamental and statistical analysis of the new product or less liquid position. This analysis identifies reasonable alternatives that replicate both the expected volatility and correlation to other market risk factors that the missing data would be expected to experience.

VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A relatively minor portion of risks related to our trading positions are not included in VaR. These risks are reviewed as part of our ICAAP.

Global Markets Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate governance committees.

Trading limits on quantitative risk measures, including VaR, are monitored on a daily basis. These trading limits are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure they remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to ensure extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually and the ALMRC has given authority to the GMRC to approve changes to trading limits throughout the year. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation’s Risk Appetite Statement. These risk appetite limits are monitored on a daily basis and are approved at least annually by the Board. The market risk based risk appetite limits were not exceeded during the three months ended March 31, 2014.

In periods of market stress, the GMRC members communicate daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk. Where economically feasible, positions are sold or macroeconomic hedges are executed to reduce the exposures.

Market risk VaR for trading activities as presented in Table 65 differs from VaR used for regulatory capital calculations (regulatory VaR). The VaR disclosed in Table 65 excludes both counterparty CVA, which are adjustments to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivatives assets, and the corresponding hedges. Current regulatory standards require that regulatory VaR only exclude counterparty CVA but include the corresponding hedges. The holding period for regulatory VaR for capital calculations is 10 days while for the market risk VaR presented below it is one day. Both regulatory and market risk VaR values utilize the same process and methodology.

To provide visibility of market risks to which the Corporation is exposed, Table 65 presents the total market-based trading portfolio VaR which includes our total covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. Certain positions related to our counterparty CVA and corresponding hedges are considered covered positions; however, these are excluded from the VaR results presented in Table 65. In addition, Table 65 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation’s total market-based portfolio VaR. This population is consistent with the risk appetite limits set by the Board.

The market risk across all business segments to which the Corporation is exposed is included in the total market-based portfolio VaR results. The majority of this portfolio is within the Global Markets segment.

Table 65 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013.

Table 65
Market Risk VaR for Trading Activities
	Three Months Ended
	March 31, 2014				December 31, 2013				March 31, 2013
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$20	$18	$24	$13	$15	$19	$30	$15	$17	$22	$32	$14
Interest rate	43	35	49	19	34	27	37	22	46	40	61	26
Credit	45	62	71	45	61	56	67	47	70	73	86	60
Equities	15	17	24	11	23	22	35	17	33	31	47	19
Commodities	7	7	9	6	6	9	14	6	15	15	19	12
Portfolio diversification	(84)	(77)	—	—	(68)	(71)	—	—	(102)	(100)	—	—
Total covered positions trading portfolio	46	62	86	45	71	62	91	49	79	81	117	60
Impact from less liquid exposures	3	9	—	—	20	11	—	—	(1)	(2)	—	—
Total market-based trading portfolio	49	71	101	48	91	73	110	55	78	79	115	60
Fair value option loans	30	32	38	27	33	35	39	30	43	49	55	43
Fair value option hedges	12	14	17	11	15	15	18	12	21	25	31	21
Fair value option portfolio diversification	(21)	(23)	—	—	(25)	(24)	—	—	(32)	(45)	—	—
Total fair value option portfolio	21	23	28	21	23	26	30	23	32	29	35	21
Portfolio diversification	(11)	(10)	—	—	(1)	(8)	—	—	(17)	(17)	—	—
Total market-based portfolio	$59	$84	$120	$56	$113	$91	$127	$68	$93	$91	$127	$71

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR remained relatively unchanged for the three months ended March 31, 2014 compared to the three months ended December 31, 2013 as reduced exposure to the equity markets and increased portfolio diversification were offset by increased exposure to the credit and interest rate markets.

The average total market-based portfolio VaR decreased for the three months ended March 31, 2014 compared to the three months ended December 31, 2013 as reductions across the total market-based trading portfolio and the fair value option portfolio were combined with increased portfolio diversification.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data presented in Table 65.

Additional VaR statistics produced within the Corporation's single VaR model are provided in Table 66 at the same level of detail as in Table 65. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 66 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013.

Table 66
Average Market Risk VaR for Trading Activities – 99 Percent and 95 Percent VaR Statistics
	Three Months Ended
	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$18	$11	$19	$11	$22	$13
Interest rate	35	21	27	15	40	24
Credit	62	33	56	31	73	42
Equities	17	9	22	13	31	17
Commodities	7	4	9	6	15	9
Portfolio diversification	(77)	(46)	(71)	(43)	(100)	(59)
Total covered positions trading portfolio	62	32	62	33	81	46
Impact from less liquid exposures	9	5	11	6	(2)	(2)
Total market-based trading portfolio	71	37	73	39	79	44
Fair value option loans	32	14	35	17	49	24
Fair value option hedges	14	9	15	10	25	16
Fair value option portfolio diversification	(23)	(12)	(24)	(14)	(45)	(24)
Total fair value option portfolio	23	11	26	13	29	16
Portfolio diversification	(10)	(7)	(8)	(8)	(17)	(10)
Total market-based portfolio	$84	$41	$91	$44	$91	$50

Backtesting

The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily regulatory VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. A backtesting excess occurs when a trading loss exceeds the VaR for the corresponding day. These excesses are evaluated to understand the positions and market moves that produced the trading loss and to ensure that the VaR methodology accurately represents those losses. As our primary VaR statistic used for backtesting is based on a 99 percent confidence level and a one-day holding period, we expect one trading loss in excess of VaR every 100 days, or between two to three trading losses in excess of VaR over the course of a year. The number of backtesting excesses observed can differ from the statistically expected number of excesses if the current level of market volatility is materially different than the level of market volatility that existed during the three years of historical data used in the VaR calculation.

We conduct daily backtesting on our portfolios and report the results to senior market risk management. Senior management, including the GMRC, regularly reviews and evaluates the results of these tests. The government agencies that regulate our operations also regularly review these results.

The trading revenue used for backtesting is defined by regulatory agencies in order to most closely align with the VaR component of the regulatory capital calculation. This revenue differs from total trading-related revenue in that it excludes revenue from trading activities that either do not generate market risk or the market risk cannot be included in VaR. Some examples of the types of revenue excluded for backtesting are fees, commissions, reserves, net interest income and intraday trading revenues. In addition, counterparty CVA is not included in the VaR component of the regulatory capital calculation and is therefore not included in the revenue used for backtesting.

During the three months ended March 31, 2014, there were no days in which there was a backtesting excess for our regulatory VaR results, utilizing a one day holding period.

Total Trading Revenue

Total trading-related revenue, excluding brokerage fees, represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenues by business are monitored and the primary drivers of these are reviewed. When it is deemed material, an explanation of these revenues is provided to the GMRC.

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2014 compared to the three months ended December 31, 2013. During the three months ended March 31, 2014, positive trading-related revenue was recorded for 100 percent, or 61 trading days, of which 89 percent (54 days) were daily trading gains of over $25 million. This compares to the three months ended December 31, 2013, where positive trading-related revenue was recorded for 98 percent, or 62 trading days, of which 65 percent (41 days) were daily trading gains of over $25 million and the largest loss was $9 million.

Histogram of Daily Trading-related Revenue
35
30
25
20
15
10
5
0
Number of Days
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended December 31, 2013
Three Months Ended March 31, 2014

Trading Portfolio Stress Testing

Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in value of our trading portfolio that may result from abnormal market movements.

A set of scenarios, categorized as either historical or hypothetical, are computed daily for the overall trading portfolio and individual businesses. These scenarios include shocks to underlying market risk factors that may be well beyond the shocks found in the historical data used to calculate VaR. Historical scenarios simulate the impact of the market moves that occurred during a period of extended historical market stress. Generally, a 10-business day window or longer representing the most severe point during a crisis is selected for each historical scenario. Hypothetical scenarios provide simulations of the estimated portfolio impact from potential future market stress events. Scenarios are reviewed and updated in response to changing positions and new economic or political information. In addition, new or adhoc scenarios are developed to address specific potential market events. For example, a stress test was conducted to estimate the impact of a significant increase in global interest rates and the corresponding impact across other asset classes. The stress tests are reviewed on a regular basis and the results are presented to senior management.

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 54.

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

Table 67 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2014 and December 31, 2013.

Table 67
Forward Rates
	March 31, 2014			December 31, 2013
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.23%	2.84%	0.25%	0.25%	3.09%
12-month forward rates	0.25	0.44	3.25	0.25	0.43	3.52

Table 68 shows the pre-tax dollar impact to forecasted net interest income over the next 12 months from March 31, 2014 and December 31, 2013, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For further discussion of net interest income excluding the impact of trading-related activities, see page 19.

We continue to be asset sensitive to both a parallel move in interest rates and to a lesser degree a long-end led steepening of the yield curve. Additionally, rising interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels.

Table 68
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	March 31 2014	December 31 2013
Parallel shifts
+100 bps instantaneous shift	+100	+100	$3,219	$3,229
-50 bps instantaneous shift	-50	-50	(1,600)	(1,616)
Flatteners
Short end instantaneous change	+100	—	2,197	2,210
Long end instantaneous change	—	-50	(719)	(641)
Steepeners
Short end instantaneous change	-50	—	(844)	(937)
Long end instantaneous change	—	+100	1,067	1,066

The sensitivity analysis in Table 68 assumes that we take no action in response to these rate shocks. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. As part of the ALM positioning, we use derivatives to hedge interest rate and duration risk. At March 31, 2014 and December 31, 2013, our securities portfolio used for ALM positioning had a carrying value of $340.7 billion and $323.9 billion.

During the three months ended March 31, 2014 and 2013, we purchased debt securities of $65.1 billion and $36.3 billion, sold $30.7 billion and $15.3 billion, and had maturities and received paydowns of $19.2 billion and $24.0 billion, respectively. We realized $377 million and $68 million in net gains on sales of AFS debt securities.

At March 31, 2014, accumulated OCI included after-tax net unrealized losses of $2.0 billion on AFS debt securities and after-tax net unrealized losses of $12 million on AFS marketable equity securities compared to after-tax unrealized gains of $3.5 billion and $502 million at March 31, 2013. For more information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. At March 31, 2014, accumulated OCI included pre-tax net unrealized losses of $3.2 billion on AFS debt securities compared to losses of $5.2 billion at December 31, 2013. The pre-tax net change in accumulated OCI related to AFS debt securities of $2.0 billion was primarily due to the impact of lower interest rates. For more information on our securities portfolio, see Note 3 – Securities to the Consolidated Financial Statements.

We recognized $1 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three months ended March 31, 2014 compared to losses of $9 million for the same period in 2013. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At March 31, 2014 and December 31, 2013, our residential mortgage portfolio was $243.0 billion and $248.1 billion excluding $2.0 billion of consumer residential mortgage loans accounted for under the fair value option at each period end. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 89. The $5.1 billion decrease in the three months ended March 31, 2014 was primarily due to paydowns, charge-offs, transfers to foreclosed properties and sales. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which is part of our mortgage banking activities.

During the three months ended March 31, 2014, CRES and GWIM originated $4.6 billion of first-lien mortgages that we retained compared to $10.8 billion in the same period in 2013. We received paydowns of $9.0 billion during the three months ended March 31, 2014 compared to $13.9 billion in the same period in 2013. During the three months ended March 31, 2014, we repurchased $1.3 billion of loans pursuant to our servicing agreements with GNMA and redelivered $1.4 billion, primarily FHA-insured loans, compared to $3.1 billion and $332 million in the same period in 2013. Sales of loans, excluding redelivered FHA loans, during the three months ended March 31, 2014 were $740 million compared to $15 million in the same period in 2013. Substantially all of the loans sold during the three months ended March 31, 2014 were nonperforming or PCI. Gains recognized on the sales of residential mortgages in both periods were not material. Additionally, in the three months ended March 31, 2013, we repurchased $5.3 billion of certain residential mortgage loans in connection with a settlement with FNMA.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to manage our interest rate and foreign exchange risk. We use derivatives to hedge the variability in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For more information on our hedging activities, see Note 2 – Derivatives to the Consolidated Financial Statements.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps, foreign currency futures contracts, foreign currency forward contracts and options to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities.

Changes to the composition of our derivatives portfolio during the three months ended March 31, 2014 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 69 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at March 31, 2014 and December 31, 2013. These amounts do not include derivative hedges on our MSRs.

Table 69
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			March 31, 2014
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$5,704								5.13
Notional amount		$123,998	$6,516	$12,873	$15,339	$21,053	$20,733	$47,484
Weighted-average fixed-rate		3.29%	3.62%	3.32%	3.12%	3.69%	3.34%	3.08%
Pay-fixed interest rate swaps (1, 2)	(23)								6.07
Notional amount		$30,685	$4,645	$520	$1,025	$1,527	$8,529	$14,439
Weighted-average fixed-rate		1.89%	0.54%	2.30%	1.65%	1.84%	1.52%	2.55%
Same-currency basis swaps (3)	(23)
Notional amount		$116,531	$27,701	$18,968	$15,691	$19,611	$11,030	$23,530
Foreign exchange basis swaps (2, 4, 5)	830
Notional amount		201,116	26,202	37,345	31,262	26,555	14,765	64,987
Option products (6)	44
Notional amount (7)		2,742	2,734	(11)	—	—	—	19
Foreign exchange contracts (2, 5, 8)	1,490
Notional amount (7)		(24,591)	(40,088)	862	(680)	7,226	2,033	6,056
Futures and forward rate contracts	27
Notional amount (7)		(17,589)	(17,589)	—	—	—	—	—
Net ALM contracts	$8,049

			December 31, 2013
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2014	2015	2016	2017	2018	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$5,074								4.67
Notional amount		$109,539	$7,604	$12,873	$15,339	$19,803	$20,733	$33,187
Weighted-average fixed-rate		3.42%	3.79%	3.32%	3.12%	3.87%	3.34%	3.29%
Pay-fixed interest rate swaps (1, 2)	427								5.92
Notional amount		$28,418	$4,645	$520	$1,025	$1,527	$8,529	$12,172
Weighted-average fixed-rate		1.87%	0.54%	2.30%	1.65%	1.84%	1.52%	2.62%
Same-currency basis swaps (3)	6
Notional amount		$145,184	$47,529	$25,171	$28,157	$15,283	$9,156	$19,888
Foreign exchange basis swaps (2, 4, 5)	1,208
Notional amount		205,560	39,151	37,298	27,293	24,304	14,517	62,997
Option products (6)	21
Notional amount (7)		(641)	(649)	(11)	—	—	—	19
Foreign exchange contracts (2, 5, 8)	1,619
Notional amount (7)		(19,515)	(35,991)	1,873	(669)	7,224	2,026	6,022
Futures and forward rate contracts	147
Notional amount (7)		(19,427)	(19,427)	—	—	—	—	—
Net ALM contracts	$8,502

(1)
The receive-fixed interest rate swap notional amounts that represent forward starting swaps and which will not be effective until their respective contractual start dates totaled $600 million at both March 31, 2014 and December 31, 2013. There were no forward starting pay-fixed swap positions at March 31, 2014 compared to $1.1 billion at December 31, 2013.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At March 31, 2014 and December 31, 2013, the notional amount of same-currency basis swaps was comprised of $116.5 billion and $145.2 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $2.7 billion at March 31, 2014 was comprised of $2.7 billion in foreign exchange options, $(11) million in swaptions and $19 million in purchased caps/floors. Option products of $(641) million at December 31, 2013 were comprised of $(2.0) billion in swaptions, $1.4 billion in foreign exchange options and $19 million in purchased caps/floors.

(7)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(8)
The notional amount of foreign exchange contracts of $(24.6) billion at March 31, 2014 was comprised of $32.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(51.6) billion in net foreign currency forward rate contracts, $(10.3) billion in foreign currency-denominated pay-fixed swaps and $4.7 billion in net foreign currency futures contracts. Foreign exchange contracts of $(19.5) billion at December 31, 2013 were comprised of $36.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(49.3) billion in net foreign currency forward rate contracts, $(10.3) billion in foreign currency-denominated pay-fixed swaps and $4.0 billion in foreign currency futures contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI, net-of-tax, were $2.1 billion and $2.3 billion at March 31, 2014 and December 31, 2013. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at March 31, 2014, the pre-tax net losses are expected to be reclassified into earnings as follows: $781 million, or 24 percent, within the next year, 55 percent in years two through five, and 15 percent in years six through ten, with the remaining six percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at March 31, 2014.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and servicing income. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market, as an increase in mortgage interest rates will typically lead to a decrease in the value of these instruments. To hedge interest rate risk and certain market risks of IRLCs and residential first mortgage LHFS, we utilize forward loan sale commitments and other derivative instruments including purchased options. At March 31, 2014 and December 31, 2013, the notional amounts of derivatives economically hedging the IRLCs and residential first mortgage LHFS were $8.2 billion and $7.9 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. Typically, an increase in mortgage rates will lead to an increase in the value of the MSRs driven by lower prepayment expectations. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as principal-only and interest-only MBS and U.S. Treasuries to hedge interest rate and certain other market risks of MSRs. The fair value and notional amounts of the derivative contracts and the fair value of securities hedging the MSRs were $(2.6) billion, $1.3 trillion and $2.7 billion at March 31, 2014 and $(2.9) billion, $1.8 trillion and $2.5 billion at December 31, 2013. For the three months ended March 31, 2014, we recorded in mortgage banking income gains of $377 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs compared to losses of $119 million for the same period in 2013. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 29.

Compliance Risk Management

The Global Compliance organization is responsible for overseeing compliance risk, which is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation in the event of the failure of the Corporation to comply with requirements of applicable banking and financial services laws, rules, regulations, related self-regulatory organization standards and codes of conduct. Compliance is at the core of the Corporation's culture and is a key component of risk management discipline.

The Global Compliance Framework, an addendum to our Risk Framework, outlines the elements and related high-level requirements of the Corporation's integrated global compliance program. The Global Compliance Framework also defines the scope, roles and responsibilities of Global Compliance. It is supported by policies that articulate detailed requirements related to execution of the global compliance program. As such, the Global Compliance Framework is designed to drive a comprehensive, risk-based approach for the proactive management, oversight and escalation of compliance risks across the Corporation.

The Global Compliance Framework also provides senior management as well as the Board and/or appropriate Board-level committees, such as the Audit Committee, with an outline for conducting objective oversight of the Corporation's compliance risk management activities. The Board provides oversight of compliance risks through its Audit Committee.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including outsourced business processes, and is not limited to operations functions. Its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital determination under the Advanced approaches. For more information on Basel 3 Advanced Approaches, see Capital Management – Advanced Approaches on page 57.

We approach operational risk management from two perspectives to manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. The Operational Risk Management Program addresses the overarching processes for identifying, measuring, mitigating, controlling, monitoring, testing and reviewing operational risk, and reporting operational risk information to management and the Board. A sound internal governance structure enhances the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the Compliance and Operational Risk Committee (CORC) oversees the Corporation’s policies and processes for sound operational risk management. The CORC also serves as an escalation point for critical operational risk matters within the Corporation. The CORC reports operational risk activities to the Enterprise Risk Committee of the Board.

Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to businesses, enterprise control functions, senior management, governance committees and the Board.

The business and enterprise control functions are responsible for managing all the risks within their units, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and Risk and Control Self Assessments (RCSAs), operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each business and enterprise control function. Examples of these include personnel management practices; data reconciliation processes; fraud management units; cybersecurity controls, processes and systems; transaction processing, monitoring and analysis; business recovery planning; and new product introduction processes. The business and enterprise control functions are also responsible for consistently implementing and monitoring adherence to corporate practices.

Business and enterprise control function management uses the enterprise RCSA process to identify and evaluate the status of risk and control issues including mitigation plans, as appropriate. The goals of this process are to assess changing market and business conditions, evaluate key risks impacting each business and enterprise control function, and assess the controls in place to mitigate the risks. Key operational risk indicators for these risks have been developed and are used to assist in identifying trends and issues on an enterprise, business and enterprise control function level. Independent review and challenge to the Corporation’s overall operational risk management framework is performed by the Corporate Operational Risk Validation Team.

Enterprise control functions have risk governance and control responsibilities for their enterprise programs (e.g., Global Technology and Operations Group, CFO Group, Global Marketing and Corporate Affairs, Global Human Resources). They provide insights on day-to-day risk activities throughout the Corporation by overseeing and managing the performance of their functions against Corporation-wide expectations. The enterprise control functions participate in the operational risk management process in two ways. First, these organizations manage risk in their functional department. Second, they provide specialized risk management services (e.g., information management, vendor management) within their area of expertise to the enterprise, businesses and other enterprise control functions they support. These groups also work with business and risk executives to develop and guide appropriate strategies, policies, practices, controls and monitoring tools for each business and enterprise control function relative to these programs.

Where appropriate, insurance policies are purchased to mitigate the impact of operational losses. These insurance policies are explicitly incorporated in the structural features of operational risk evaluation. As insurance recoveries, especially given recent market events, are subject to legal and financial uncertainty, the inclusion of these insurance policies is subject to reductions in their expected mitigating benefits.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.

The more judgmental estimates impacting results for the three months ended March 31, 2014 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

For additional information, see Complex Accounting Estimates on page 117 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We classify the fair values of financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option to the Consolidated Financial Statements, and Complex Accounting Estimates on page 117 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

We do not incorporate a funding valuation or funding benefit adjustment (collectively, FVA) into the fair value of our uncollateralized derivatives. There is diversity in industry practice regarding FVA and such views continue to evolve. We continue to evaluate FVA as it relates to our valuation methodologies used to comply with applicable fair value accounting guidance.

Level 3 Assets and Liabilities

Financial assets and liabilities where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include certain loans, MBS, ABS, CDOs, CLOs and structured liabilities, as well as highly structured, complex or long-dated derivative contracts, private equity investments and consumer MSRs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.

Table 70
Level 3 Asset and Liability Summary
	March 31, 2014			December 31, 2013
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$7,780	27.21%	0.36%	$9,044	28.46%	0.43%
Derivative assets	6,908	24.16	0.32	7,277	22.90	0.35
AFS debt securities	4,220	14.76	0.20	4,760	14.98	0.23
All other Level 3 assets at fair value	9,686	33.87	0.45	10,697	33.66	0.50
Total Level 3 assets at fair value (1)	$28,594	100.00%	1.33%	$31,778	100.00%	1.51%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$7,483	79.88%	0.39%	$7,301	78.20%	0.39%
Long-term debt	1,841	19.65	0.10	1,990	21.32	0.11
All other Level 3 liabilities at fair value	44	0.47	—	45	0.48	—
Total Level 3 liabilities at fair value (1)	$9,368	100.00%	0.49%	$9,336	100.00%	0.50%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to our derivative positions.

During the three months ended March 31, 2014, we recognized net losses of $83 million on Level 3 assets and liabilities. The net losses were primarily losses on MSRs and long-term debt, partially offset by gains on trading account assets. Losses on MSRs were primarily due to the impact of the decrease in long-term interest rates on forecasted prepayments. The net losses on long-term debt were primarily driven by mark-to-market net losses on equity-linked notes. Gains on trading account assets were primarily due to unrealized gains on certain corporate loans and CDOs. For more information on the components of net realized and unrealized gains and losses during three months ended March 31, 2014, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three months ended March 31, 2014, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

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

The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase or decrease of approximately $400 million in the representations and warranties liability as of March 31, 2014. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

For more information on representations and warranties exposure and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 44, as well as Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements herein and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

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
Debit Valuation Adjustment (DVA) – A portfolio adjustment required to properly reflect the Corporation's own credit risk exposure as part of the fair value of derivative instruments and/or structured liabilities.
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
Troubled Debt Restructurings (TDRs) – Loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Certain consumer loans for which a binding offer to restructure has been extended are also classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance, loans discharged in bankruptcy or other actions intended to maximize collection. Secured consumer loans that have been discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrower are classified as TDRs at the time of discharge from bankruptcy. TDRs are generally reported as nonperforming loans and leases while on nonaccrual status. Nonperforming TDRs may be returned to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, generally six months. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they would be placed on nonaccrual status and reported as nonperforming TDRs.
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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended March 31
(Dollars in millions, except per share information)	2014	2013
Interest income
Loans and leases	$8,760	$9,178
Debt securities	1,997	2,549
Federal funds sold and securities borrowed or purchased under agreements to resell	265	315
Trading account assets	1,177	1,337
Other interest income	736	722
Total interest income	12,935	14,101

Interest expense
Deposits	291	382
Short-term borrowings	609	749
Trading account liabilities	435	472
Long-term debt	1,515	1,834
Total interest expense	2,850	3,437
Net interest income	10,085	10,664

Noninterest income
Card income	1,393	1,410
Service charges	1,826	1,799
Investment and brokerage services	3,269	3,027
Investment banking income	1,542	1,535
Equity investment income	784	563
Trading account profits	2,467	2,989
Mortgage banking income	412	1,263
Gains on sales of debt securities	377	68
Other income (loss)	412	(112)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(1)	(14)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	5
Net impairment losses recognized in earnings on available-for-sale debt securities	(1)	(9)
Total noninterest income	12,481	12,533
Total revenue, net of interest expense	22,566	23,197

Provision for credit losses	1,009	1,713

Noninterest expense
Personnel	9,749	9,891
Occupancy	1,115	1,154
Equipment	546	550
Marketing	442	429
Professional fees	558	649
Amortization of intangibles	239	276
Data processing	833	812
Telecommunications	370	409
Other general operating	8,386	5,330
Total noninterest expense	22,238	19,500
Income (loss) before income taxes	(681)	1,984
Income tax expense (benefit)	(405)	501
Net income (loss)	$(276)	$1,483
Preferred stock dividends	238	373
Net income (loss) applicable to common shareholders	$(514)	$1,110

Per common share information
Earnings (loss)	$(0.05)	$0.10
Diluted earnings (loss)	(0.05)	0.10
Dividends paid	0.01	0.01
Average common shares issued and outstanding (in thousands)	10,560,518	10,798,975
Average diluted common shares issued and outstanding (in thousands)	10,560,518	11,154,778
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Net income (loss)	$(276)	$1,483
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	1,289	(906)
Net change in derivatives	208	172
Employee benefit plan adjustments	49	85
Net change in foreign currency translation adjustments	(126)	(42)
Other comprehensive income (loss)	1,420	(691)
Comprehensive income	$1,144	$792
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	March 31 2014	December 31 2013
Assets
Cash and due from banks	$31,099	$36,852
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks	120,546	94,470
Cash and cash equivalents	151,645	131,322
Time deposits placed and other short-term investments	12,793	11,540
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $68,091 and $75,614 measured at fair value)	215,299	190,328
Trading account assets (includes $102,531, and $111,817 pledged as collateral)	195,949	200,993
Derivative assets	45,302	47,495
Debt securities:
Carried at fair value (includes $45,741 and $52,283 pledged as collateral)	285,576	268,795
Held-to-maturity, at cost (fair value – $53,106 and $52,430; $17,732 and $20,869 pledged as collateral)	55,120	55,150
Total debt securities	340,696	323,945
Loans and leases (includes $11,063 and $10,042 measured at fair value and $79,325 and $74,166 pledged as collateral)	916,217	928,233
Allowance for loan and lease losses	(16,618)	(17,428)
Loans and leases, net of allowance	899,599	910,805
Premises and equipment, net	10,351	10,475
Mortgage servicing rights (includes $4,765 and $5,042 measured at fair value)	4,765	5,052
Goodwill	69,842	69,844
Intangible assets	5,337	5,574
Loans held-for-sale (includes $6,172 and $6,656 measured at fair value)	12,317	11,362
Customer and other receivables	64,135	59,448
Other assets (includes $19,181 and $18,055 measured at fair value)	121,821	124,090
Total assets	$2,149,851	$2,102,273

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$8,052	$8,412
Derivative assets	23	185
Loans and leases	104,556	109,118
Allowance for loan and lease losses	(2,614)	(2,674)
Loans and leases, net of allowance	101,942	106,444
Loans held-for-sale	1,294	1,384
All other assets	3,970	4,577
Total assets of consolidated variable interest entities	$115,281	$121,002
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	March 31 2014	December 31 2013
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$375,196	$373,084
Interest-bearing (includes $1,835 and $1,899 measured at fair value)	676,328	667,714
Deposits in non-U.S. offices:
Noninterest-bearing	9,050	8,241
Interest-bearing	73,076	70,232
Total deposits	1,133,650	1,119,271
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $34,044 and $33,684 measured at fair value)	203,108	198,106
Trading account liabilities	89,076	83,469
Derivative liabilities	36,911	37,407
Short-term borrowings (includes $2,305 and $1,520 measured at fair value)	51,409	45,999
Accrued expenses and other liabilities (includes $12,704 and $11,233 measured at fair value and $509 and $484 of reserve for unfunded lending commitments)	149,024	135,662
Long-term debt (includes $45,573 and $47,035 measured at fair value)	254,785	249,674
Total liabilities	1,917,963	1,869,588
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,407,790 and 3,407,790 shares	13,352	13,352
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,530,045,485 and 10,591,808,296 shares	153,696	155,293
Retained earnings	71,877	72,497
Accumulated other comprehensive income (loss)	(7,037)	(8,457)
Total shareholders' equity	231,888	232,685
Total liabilities and shareholders' equity	$2,149,851	$2,102,273

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $77 of non-recourse borrowings)	$1,176	$1,150
Long-term debt (includes $14,939 and $16,209 of non-recourse debt)	18,338	19,448
All other liabilities (includes $99 and $138 of non-recourse liabilities)	179	253
Total liabilities of consolidated variable interest entities	$19,693	$20,851
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2012	$18,768	10,778,264	$158,142	$62,843	$(2,797)	$236,956
Net income				1,483		1,483
Net change in available-for-sale debt and marketable equity securities					(906)	(906)
Net change in derivatives					172	172
Employee benefit plan adjustments					85	85
Net change in foreign currency translation adjustments					(42)	(42)
Dividends paid:
Common				(109)		(109)
Preferred				(373)		(373)
Net issuance of preferred stock	12					12
Common stock issued under employee plans and related tax effects		44,116	15			15
Balance, March 31, 2013	$18,780	10,822,380	$158,157	$63,844	$(3,488)	$237,293

Balance, December 31, 2013	$13,352	10,591,808	$155,293	$72,497	$(8,457)	$232,685
Net loss				(276)		(276)
Net change in available-for-sale debt and marketable equity securities					1,289	1,289
Net change in derivatives					208	208
Employee benefit plan adjustments					49	49
Net change in foreign currency translation adjustments					(126)	(126)
Dividends paid:
Common				(106)		(106)
Preferred				(238)		(238)
Common stock issued under employee plans and related tax effects		24,925	(155)			(155)
Common stock repurchased		(86,688)	(1,442)			(1,442)
Balance, March 31, 2014	$13,352	10,530,045	$153,696	$71,877	$(7,037)	$231,888
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Operating activities
Net income (loss)	$(276)	$1,483
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for credit losses	1,009	1,713
Gains on sales of debt securities	(377)	(68)
Debit valuation adjustments on structured liabilities	(197)	90
Depreciation and premises improvements amortization	390	411
Amortization of intangibles	239	276
Net amortization of premium/discount on debt securities	667	340
Deferred income taxes	(732)	(146)
Originations and purchases of loans held-for-sale	(10,024)	(20,060)
Proceeds from sales and paydowns of loans originally designated as held-for-sale	8,026	21,266
Net decrease in trading and derivative instruments	13,536	22,642
Net (increase) decrease in other assets	(3,319)	11,028
Net increase (decrease) in accrued expenses and other liabilities	13,337	(14,528)
Other operating activities, net	444	2,021
Net cash provided by operating activities	22,723	26,468
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	(1,253)	5,954
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(24,971)	(699)
Proceeds from sales of debt securities carried at fair value	31,106	15,375
Proceeds from paydowns and maturities of debt securities carried at fair value	17,870	21,455
Purchases of debt securities carried at fair value	(63,679)	(33,577)
Proceeds from paydowns and maturities of held-to-maturity debt securities	1,326	2,567
Purchases of held-to-maturity debt securities	(1,447)	(2,713)
Proceeds from sales of loans and leases	4,508	751
Purchases of loans and leases	(2,473)	(9,089)
Other changes in loans and leases, net	8,767	719
Net sales (purchases) of premises and equipment	(266)	55
Proceeds from sales of foreclosed properties	164	262
Proceeds from sales of investments	994	674
Other investing activities, net	(61)	(64)
Net cash provided by (used in) investing activities	(29,415)	1,670
Financing activities
Net increase (decrease) in deposits	14,379	(10,078)
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	5,002	(45,110)
Net increase in short-term borrowings	5,410	11,467
Proceeds from issuance of long-term debt	19,245	20,194
Retirement of long-term debt	(15,255)	(12,556)
Proceeds from issuance of preferred stock	—	12
Common stock repurchased	(1,442)	—
Cash dividends paid	(344)	(482)
Excess tax benefits on share-based payments	34	12
Other financing activities, net	(12)	(11)
Net cash provided by (used in) financing activities	27,017	(36,552)
Effect of exchange rate changes on cash and cash equivalents	(2)	(1,358)
Net increase (decrease) in cash and cash equivalents	20,323	(9,772)
Cash and cash equivalents at January 1	131,322	110,752
Cash and cash equivalents at March 31	$151,645	$100,980
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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current period presentation.

New Accounting Pronouncements

In January 2014, the FASB issued new guidance on accounting for qualified affordable housing projects which permits entities to make an accounting policy election to apply the proportionate amortization method when specific conditions are met. The new accounting guidance is effective on a retrospective basis beginning on January 1, 2015 with early adoption permitted. The Corporation is currently assessing whether it will adopt a new method. If a new method is adopted, the Corporation does not expect it to have a material impact on the consolidated financial position or results of operations.

Accounting Policies

All significant accounting policies are discussed either in this Note, in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K or are included in the Notes herein listed below.

NOTE 2 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2014 and December 31, 2013. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	March 31, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$31,892.5	$583.1	$7.9	$591.0	$577.9	$0.7	$578.6
Futures and forwards	7,900.8	1.3	—	1.3	1.2	—	1.2
Written options	1,925.8	—	—	—	67.9	—	67.9
Purchased options	1,901.3	67.3	—	67.3	—	—	—
Foreign exchange contracts
Swaps	2,258.3	35.1	0.7	35.8	34.2	0.7	34.9
Spot, futures and forwards	3,504.4	23.5	0.4	23.9	24.9	0.9	25.8
Written options	506.1	—	—	—	8.0	—	8.0
Purchased options	482.4	7.6	—	7.6	—	—	—
Equity contracts
Swaps	187.8	3.5	—	3.5	3.9	—	3.9
Futures and forwards	75.9	1.1	—	1.1	1.5	—	1.5
Written options	320.9	—	—	—	29.6	—	29.6
Purchased options	285.6	28.7	—	28.7	—	—	—
Commodity contracts
Swaps	71.8	3.8	—	3.8	5.7	—	5.7
Futures and forwards	541.4	5.8	—	5.8	3.6	—	3.6
Written options	156.5	—	—	—	4.9	—	4.9
Purchased options	158.4	5.1	—	5.1	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,304.8	13.7	—	13.7	28.1	—	28.1
Total return swaps/other	60.0	0.4	—	0.4	3.8	—	3.8
Written credit derivatives:
Credit default swaps	1,272.0	29.3	—	29.3	11.9	—	11.9
Total return swaps/other	76.5	6.0	—	6.0	0.1	—	0.1
Gross derivative assets/liabilities		$815.3	$9.0	$824.3	$807.2	$2.3	$809.5
Less: Legally enforceable master netting agreements				(736.2)			(736.2)
Less: Cash collateral received/paid				(42.8)			(36.4)
Total derivative assets/liabilities				$45.3			$36.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2013
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$33,272.0	$659.9	$7.5	$667.4	$658.4	$0.9	$659.3
Futures and forwards	8,217.6	1.6	—	1.6	1.5	—	1.5
Written options	2,065.4	—	—	—	64.4	—	64.4
Purchased options	2,028.3	65.4	—	65.4	—	—	—
Foreign exchange contracts
Swaps	2,284.1	43.1	1.0	44.1	42.7	1.0	43.7
Spot, futures and forwards	2,922.5	32.5	0.7	33.2	33.5	1.1	34.6
Written options	412.4	—	—	—	9.2	—	9.2
Purchased options	392.4	8.8	—	8.8	—	—	—
Equity contracts
Swaps	162.0	3.6	—	3.6	4.2	—	4.2
Futures and forwards	71.4	1.1	—	1.1	1.4	—	1.4
Written options	315.6	—	—	—	29.6	—	29.6
Purchased options	266.7	30.4	—	30.4	—	—	—
Commodity contracts
Swaps	73.1	3.8	—	3.8	5.7	—	5.7
Futures and forwards	454.4	4.7	—	4.7	2.5	—	2.5
Written options	157.3	—	—	—	5.0	—	5.0
Purchased options	164.0	5.2	—	5.2	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,305.1	15.7	—	15.7	28.1	—	28.1
Total return swaps/other	38.1	2.0	—	2.0	3.2	—	3.2
Written credit derivatives:
Credit default swaps	1,265.4	29.3	—	29.3	13.8	—	13.8
Total return swaps/other	63.4	4.0	—	4.0	0.2	—	0.2
Gross derivative assets/liabilities		$911.1	$9.2	$920.3	$903.4	$3.0	$906.4
Less: Legally enforceable master netting agreements				(825.5)			(825.5)
Less: Cash collateral received/paid				(47.3)			(43.5)
Total derivative assets/liabilities				$47.5			$37.4

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.

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

For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings.

Offsetting of Derivatives
	March 31, 2014		December 31, 2013
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$369.0	$353.0	$381.7	$365.9
Exchange-traded	0.4	0.3	0.4	0.3
Over-the-counter cleared	289.1	292.4	351.2	356.5
Foreign exchange contracts
Over-the-counter	64.5	65.7	82.9	83.9
Equity contracts
Over-the-counter	19.7	17.4	20.3	17.6
Exchange-traded	7.7	9.9	8.4	9.8
Commodity contracts
Over-the-counter	7.4	8.6	6.3	7.4
Exchange-traded	3.4	3.0	3.3	2.9
Over-the-counter cleared	0.1	0.1	—	—
Credit derivatives
Over-the-counter	42.1	37.4	44.0	38.9
Over-the-counter cleared	6.4	6.1	5.8	5.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	502.7	482.1	535.2	513.7
Exchange-traded	11.5	13.2	12.1	13.0
Over-the-counter cleared	295.6	298.6	357.0	362.4
Less: Legally enforceable master netting and cash collateral received/paid
Over-the-counter	(473.7)	(463.6)	(505.0)	(495.4)
Exchange-traded	(10.4)	(10.4)	(11.2)	(11.2)
Over-the-counter cleared	(294.9)	(298.6)	(356.6)	(362.4)
Derivative assets/liabilities, after netting	30.8	21.3	31.5	20.1
Other gross derivative assets/liabilities	14.5	15.6	16.0	17.3
Total derivative assets/liabilities	45.3	36.9	47.5	37.4
Less: Financial instruments collateral (1)	(9.1)	(4.4)	(10.1)	(4.6)
Total net derivative assets/liabilities	$36.2	$32.5	$37.4	$32.8

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures to hedge certain market risks of mortgage servicing rights (MSRs). For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three months ended March 31, 2014 and 2013.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended March 31
	2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$366	$(560)	$(194)
Interest rate and foreign currency risk on long-term debt (1)	118	(144)	(26)
Interest rate risk on available-for-sale securities (2)	2	(3)	(1)
Price risk on commodity inventory (3)	2	5	7
Total	$488	$(702)	$(214)

	2013
Interest rate risk on long-term debt (1)	$(953)	$771	$(182)
Interest rate and foreign currency risk on long-term debt (1)	(1,538)	1,456	(82)
Interest rate risk on available-for-sale securities (2)	850	(846)	4
Price risk on commodity inventory (3)	(3)	3	—
Total	$(1,644)	$1,384	$(260)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2014 and 2013. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of $781 million ($488 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended March 31
	2014
(Dollars in millions, amounts pre-tax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$17	$(281)	$—
Price risk on restricted stock awards	156	150	—
Total	$173	$(131)	$—
Net investment hedges
Foreign exchange risk	$(181)	$(2)	$(58)

	2013
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(14)	$(275)	$(1)
Price risk on restricted stock awards	55	40	—
Total	$41	$(235)	$(1)
Net investment hedges
Foreign exchange risk	$1,676	$(94)	$(35)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2014 and 2013. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended March 31
(Dollars in millions)	2014	2013
Price risk on mortgage banking production income (1, 2)	$140	$422
Market-related risk on mortgage banking servicing income (1)	241	(136)
Credit risk on loans (3)	(6)	3
Interest rate and foreign currency risk on ALM activities (4)	(598)	(605)
Price risk on restricted stock awards (5)	364	116
Other	(3)	(4)
Total	$138	$(204)

(1)	Net gains (losses) on these derivatives are recorded in mortgage banking income.

(2)
Includes net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $173 million and $407 million for the three months ended March 31, 2014 and 2013.

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

Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in the "Other" column in the Sales and Trading Revenue table. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, the majority of revenue is included in trading account profits. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income (loss).

Gains (losses) on certain instruments, primarily loans, that the Global Markets business segment shares with Global Banking are not considered trading instruments and are excluded from sales and trading revenue in their entirety.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2014 and 2013. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on a FTE basis.

Sales and Trading Revenue
	Three Months Ended March 31
	2014
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$353	$280	$113	$746
Foreign exchange risk	237	2	(5)	234
Equity risk	601	(18)	601	1,184
Credit risk	1,039	700	155	1,894
Other risk	137	(90)	73	120
Total sales and trading revenue	$2,367	$874	$937	$4,178

	2013
Interest rate risk	$677	$293	$(42)	$928
Foreign exchange risk	370	—	(8)	362
Equity risk	608	15	530	1,153
Credit risk	1,040	716	(374)	1,382
Other risk	195	(48)	(11)	136
Total sales and trading revenue	$2,890	$976	$95	$3,961

(1)
Represents amounts in investment and brokerage services and other income (loss) that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $561 million and $528 million for the three months ended March 31, 2014 and 2013.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at March 31, 2014 and December 31, 2013 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit Derivative Instruments
	March 31, 2014
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$3	$219	$756	$880	$1,858
Non-investment grade	518	1,833	2,019	5,704	10,074
Total	521	2,052	2,775	6,584	11,932
Total return swaps/other:
Investment grade	25	—	—	—	25
Non-investment grade	24	70	2	7	103
Total	49	70	2	7	128
Total credit derivatives	$570	$2,122	$2,777	$6,591	$12,060
Credit-related notes: (1)
Investment grade	$2	$279	$601	$4,024	$4,906
Non-investment grade	124	109	348	1,036	1,617
Total credit-related notes	$126	$388	$949	$5,060	$6,523
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$161,359	$377,903	$409,371	$57,499	$1,006,132
Non-investment grade	47,811	90,484	95,078	32,498	265,871
Total	209,170	468,387	504,449	89,997	1,272,003
Total return swaps/other:
Investment grade	36,553	—	—	—	36,553
Non-investment grade	25,557	9,964	3,269	1,135	39,925
Total	62,110	9,964	3,269	1,135	76,478
Total credit derivatives	$271,280	$478,351	$507,718	$91,132	$1,348,481

	December 31, 2013
	Carrying Value
Credit default swaps:
Investment grade	$2	$220	$974	$1,134	$2,330
Non-investment grade	424	1,924	2,469	6,667	11,484
Total	426	2,144	3,443	7,801	13,814
Total return swaps/other:
Investment grade	22	—	—	—	22
Non-investment grade	29	38	2	86	155
Total	51	38	2	86	177
Total credit derivatives	$477	$2,182	$3,445	$7,887	$13,991
Credit-related notes: (1)
Investment grade	$—	$278	$595	$4,457	$5,330
Non-investment grade	145	107	756	946	1,954
Total credit-related notes	$145	$385	$1,351	$5,403	$7,284
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$170,764	$379,273	$411,426	$36,039	$997,502
Non-investment grade	53,316	90,986	95,319	28,257	267,878
Total	224,080	470,259	506,745	64,296	1,265,380
Total return swaps/other:
Investment grade	21,771	—	—	—	21,771
Non-investment grade	27,784	8,150	4,103	1,599	41,636
Total	49,555	8,150	4,103	1,599	63,407
Total credit derivatives	$273,635	$478,409	$510,848	$65,895	$1,328,787

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $6.3 billion and $994.3 billion at March 31, 2014, and $8.1 billion and $1.0 trillion at December 31, 2013.

Credit-related notes in the table on page 149 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 140, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2014 and December 31, 2013, the Corporation held cash and securities collateral of $69.6 billion and $74.4 billion, and posted cash and securities collateral of $48.0 billion and $56.1 billion in the normal course of business under derivative agreements.

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

At March 31, 2014, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $1.5 billion, including $620 million for BANA.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2014, the current liability recorded for these derivative contracts was $143 million, against which the Corporation and certain subsidiaries had posted approximately $83 million of collateral.

The table below presents the amount of additional collateral contractually required by derivative contracts and other trading agreements at March 31, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade
	March 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,166	$3,712
Bank of America, N.A. and subsidiaries (1)	816	2,588

(1)	Included in Bank of America Corporation collateral requirements in this table.

The table below presents the derivative liability that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been posted at March 31, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Derivative Liability Subject to Unilateral Termination Upon Downgrade
	March 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,177	$2,052
Collateral posted	925	1,674

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

The Corporation may enter into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS. The Corporation hedges other market risks in both CVA and debit valuation adjustment (DVA) primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

The table below presents CVA and DVA gains (losses) on derivatives, which are recorded in trading account profits on a gross and net of hedge basis, for the three months ended March 31, 2014 and 2013.

Valuation Adjustments on Derivatives
	Three Months Ended March 31
	2014		2013
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$52	$40	$(131)	$(295)
Derivative liabilities (DVA) (2)	(82)	(85)	375	379

(1)	At both March 31, 2014 and December 31, 2013, the cumulative CVA reduced the derivative assets balance by $1.6 billion.

(2)	At March 31, 2014 and December 31, 2013, the cumulative DVA reduced the derivative liabilities balance by $714 million and $803 million.

NOTE 3 – Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and AFS marketable equity securities at March 31, 2014 and December 31, 2013.

Debt Securities and Available-for-Sale Marketable Equity Securities
	March 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$29,580	$108	$(121)	$29,567
Mortgage-backed securities:
Agency	169,216	830	(4,299)	165,747
Agency-collateralized mortgage obligations	18,464	217	(109)	18,572
Non-agency residential (1)	5,111	244	(97)	5,258
Commercial	1,713	26	(5)	1,734
Non-U.S. securities	7,109	31	(18)	7,122
Corporate/Agency bonds	831	18	(4)	845
Other taxable securities, substantially all asset-backed securities	14,695	42	(15)	14,722
Total taxable securities	246,719	1,516	(4,668)	243,567
Tax-exempt securities	6,443	4	(33)	6,414
Total available-for-sale debt securities	253,162	1,520	(4,701)	249,981
Other debt securities carried at fair value	36,453	82	(940)	35,595
Total debt securities carried at fair value	289,615	1,602	(5,641)	285,576
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	55,120	50	(2,064)	53,106
Total debt securities	$344,735	$1,652	$(7,705)	$338,682
Available-for-sale marketable equity securities (2)	$236	$—	$(20)	$216

	December 31, 2013
Available-for-sale debt securities
U.S. Treasury and agency securities	$8,910	$106	$(62)	$8,954
Mortgage-backed securities:
Agency	170,112	777	(5,954)	164,935
Agency-collateralized mortgage obligations	22,731	76	(315)	22,492
Non-agency residential (1)	6,124	238	(123)	6,239
Commercial	2,429	63	(12)	2,480
Non-U.S. securities	7,207	37	(24)	7,220
Corporate/Agency bonds	860	20	(7)	873
Other taxable securities, substantially all asset-backed securities	16,805	30	(5)	16,830
Total taxable securities	235,178	1,347	(6,502)	230,023
Tax-exempt securities	5,967	10	(49)	5,928
Total available-for-sale debt securities	241,145	1,357	(6,551)	235,951
Other debt securities carried at fair value	34,145	34	(1,335)	32,844
Total debt securities carried at fair value	275,290	1,391	(7,886)	268,795
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	55,150	20	(2,740)	52,430
Total debt securities	$330,440	$1,411	$(10,626)	$321,225
Available-for-sale marketable equity securities (2)	$230	$—	$(7)	$223

(1)
At March 31, 2014 and December 31, 2013, the underlying collateral type included approximately 88 percent and 89 percent prime, seven percent and seven percent Alt-A, and five percent and four percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At March 31, 2014, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $2.0 billion, net of the related income tax benefit of $1.2 billion. At March 31, 2014 and December 31, 2013, the Corporation had nonperforming AFS debt securities of $100 million and $103 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income (loss). In the three months ended March 31, 2014 and 2013, the Corporation recorded an unrealized mark-to-market net gain in other income (loss) of $444 million and a net loss of $159 million, and realized losses of $17 million and realized gains of $2 million on other debt securities carried at fair value, which excludes the benefit of certain hedges the results of which are also reported in other income (loss).

Other Debt Securities Carried at Fair Value
(Dollars in millions)	March 31 2014	December 31 2013
U.S. Treasury and agency securities	$4,182	$4,062
Mortgage-backed securities:
Agency	16,290	16,500
Agency-collateralized mortgage obligations	123	218
Commercial	770	749
Non-U.S. securities (1)	14,230	11,315
Total	$35,595	$32,844

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2014 and 2013 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Gross gains	$378	$69
Gross losses	(1)	(1)
Net gains on sales of AFS debt securities	$377	$68
Income tax expense attributable to realized net gains on sales of AFS debt securities	$143	$25

The amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), U.S. Treasury securities and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at March 31, 2014 and December 31, 2013, are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	March 31, 2014		December 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$123,366	$119,649	$123,813	$118,708
Government National Mortgage Association	114,050	111,994	118,700	115,314
U.S. Treasury securities	31,291	31,264	10,533	10,428
Freddie Mac	24,468	23,959	24,908	24,075

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2014 and December 31, 2013.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$23,797	$(119)	$93	$(2)	$23,890	$(121)
Mortgage-backed securities:
Agency	131,550	(3,910)	9,518	(389)	141,068	(4,299)
Agency-collateralized mortgage obligations	3,340	(49)	2,900	(60)	6,240	(109)
Non-agency residential	531	(8)	959	(88)	1,490	(96)
Commercial	530	(5)	—	—	530	(5)
Non-U.S. securities	—	—	42	(18)	42	(18)
Corporate/Agency bonds	—	—	313	(4)	313	(4)
Other taxable securities, substantially all asset-backed securities	2,300	(10)	457	(5)	2,757	(15)
Total taxable securities	162,048	(4,101)	14,282	(566)	176,330	(4,667)
Tax-exempt securities	1,588	(17)	1,018	(16)	2,606	(33)
Total temporarily impaired AFS debt securities	163,636	(4,118)	15,300	(582)	178,936	(4,700)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	—	—	1	(1)	1	(1)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$163,636	$(4,118)	$15,301	$(583)	$178,937	$(4,701)

	December 31, 2013
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$5,770	$(61)	$19	$(1)	$5,789	$(62)
Mortgage-backed securities:
Agency	132,032	(5,457)	9,324	(497)	141,356	(5,954)
Agency-collateralized mortgage obligations	13,438	(210)	2,661	(105)	16,099	(315)
Non-agency residential	819	(15)	1,237	(106)	2,056	(121)
Commercial	286	(12)	—	—	286	(12)
Non-U.S. securities	—	—	45	(24)	45	(24)
Corporate/Agency bonds	106	(3)	282	(4)	388	(7)
Other taxable securities, substantially all asset-backed securities	116	(2)	280	(3)	396	(5)
Total taxable securities	152,567	(5,760)	13,848	(740)	166,415	(6,500)
Tax-exempt securities	1,789	(30)	990	(19)	2,779	(49)
Total temporarily impaired AFS debt securities	154,356	(5,790)	14,838	(759)	169,194	(6,549)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	2	(1)	1	(1)	3	(2)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$154,358	$(5,791)	$14,839	$(760)	$169,197	$(6,551)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in accumulated OCI.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three months ended March 31, 2014 and 2013 as presented in the table below. All such OTTI losses in the three months ended March 31, 2014 and 2013 were on non-agency residential mortgage-backed securities (RMBS). A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI.

Net Impairment Losses Recognized in Earnings
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Total OTTI losses (unrealized and realized)	$(1)	$(14)
Unrealized OTTI losses recognized in accumulated OCI	—	5
Net impairment losses recognized in earnings	$(1)	$(9)

The Corporation's net impairment losses recognized in earnings consisted entirely of credit losses. The table below presents a rollforward of the credit losses recognized in earnings for the three months ended March 31, 2014 and 2013 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Balance, beginning of period	$184	$243
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	—	4
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	1	5
Reductions for AFS debt securities matured, sold or intended to be sold	—	(8)
Balance, March 31	$185	$244

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at March 31, 2014.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	11.4%	1.7%	23.0%
Loss severity	39.5	13.9	49.2
Life default rate	37.7	0.8	99.5

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 36.9 percent for prime, 40.0 percent for Alt-A and 47.5 percent for subprime at March 31, 2014. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 26.3 percent for prime, 46.9 percent for Alt-A and 32.3 percent for subprime at March 31, 2014.

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at March 31, 2014 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	March 31, 2014
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$505	0.53%	$17,791	1.62%	$14,061	2.32%	$1,348	3.78%	$33,705	1.98%
Mortgage-backed securities:
Agency	12	4.61	11,613	2.77	115,370	3.05	59,393	2.91	186,388	2.99
Agency-collateralized mortgage obligations	1,226	0.01	3,750	1.74	13,577	2.94	25	0.61	18,578	2.50
Non-agency residential	727	4.15	1,513	3.92	1,008	3.37	1,863	6.73	5,111	4.87
Commercial	541	4.82	195	7.67	1,785	2.68	7	4.09	2,528	3.53
Non-U.S. securities	18,650	0.95	2,552	3.42	126	7.58	8	3.17	21,336	1.29
Corporate/Agency bonds	393	2.25	181	4.96	113	4.04	144	1.31	831	2.92
Other taxable securities, substantially all asset-backed securities	6,677	1.51	5,563	1.37	1,803	2.10	652	0.81	14,695	1.49
Total taxable securities	28,731	1.20	43,158	2.14	147,843	2.97	63,440	3.01	283,172	2.67
Tax-exempt securities	177	2.16	2,716	1.49	2,551	1.78	999	0.60	6,443	1.53
Total amortized cost of debt securities carried at fair value	$28,908	1.21	$45,874	2.10	$150,394	2.95	$64,439	2.97	$289,615	2.65
Amortized cost of HTM debt securities (2)	$—	—	$130	1.51	$54,288	2.58	$702	2.62	$55,120	2.58

Debt securities carried at fair value
U.S. Treasury and agency securities	$507		$17,737		$14,102		$1,403		$33,749
Mortgage-backed securities:
Agency	12		11,751		113,240		57,034		182,037
Agency-collateralized mortgage obligations	1,229		3,718		13,723		25		18,695
Non-agency residential	725		1,607		1,037		1,889		5,258
Commercial	550		212		1,735		7		2,504
Non-U.S. securities	18,634		2,579		131		8		21,352
Corporate/Agency bonds	394		193		115		143		845
Other taxable securities, substantially all asset-backed securities	6,683		5,561		1,822		656		14,722
Total taxable securities	28,734		43,358		145,905		61,165		279,162
Tax-exempt securities	176		2,714		2,536		988		6,414
Total debt securities carried at fair value	$28,910		$46,072		$148,441		$62,153		$285,576
Fair value of HTM debt securities (2)	$—		$130		$52,311		$665		$53,106

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

Certain Corporate and Strategic Investments

In 2013, the Corporation sold its remaining investment in China Construction Bank Corporation (CCB). The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, has been extended through 2016.

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in Consumer & Business Banking (CBB), had a carrying value of $3.2 billion at both March 31, 2014 and December 31, 2013. For additional information, see Note 10 – Commitments and Contingencies.

NOTE 4 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2014 and December 31, 2013.

	March 31, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$1,781	$599	$6,739	$9,119	$166,813			$175,932
Home equity	206	108	706	1,020	52,557			53,577
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,264	1,188	15,094	18,546	30,713	$17,786		67,045
Home equity	370	202	1,249	1,821	29,743	6,335		37,899
Credit card and other consumer
U.S. credit card	534	378	966	1,878	85,814			87,692
Non-U.S. credit card	63	50	124	237	11,326			11,563
Direct/Indirect consumer (6)	339	138	364	841	80,711			81,552
Other consumer (7)	19	6	17	42	1,938			1,980
Total consumer	5,576	2,669	25,259	33,504	459,615	24,121		517,240
Consumer loans accounted for under the fair value option (8)							$2,149	2,149
Total consumer loans and leases	5,576	2,669	25,259	33,504	459,615	24,121	2,149	519,389
Commercial
U.S. commercial	431	118	427	976	214,409			215,385
Commercial real estate (9)	156	22	245	423	48,417			48,840
Commercial lease financing	190	22	16	228	24,421			24,649
Non-U.S. commercial	492	278	—	770	84,860			85,630
U.S. small business commercial	90	51	124	265	13,145			13,410
Total commercial	1,359	491	812	2,662	385,252			387,914
Commercial loans accounted for under the fair value option (8)							8,914	8,914
Total commercial loans and leases	1,359	491	812	2,662	385,252		8,914	396,828
Total loans and leases	$6,935	$3,160	$26,071	$36,166	$844,867	$24,121	$11,063	$916,217
Percentage of outstandings	0.76%	0.34%	2.85%	3.95%	92.21%	2.63%	1.21%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.0 billion and nonperforming loans of $632 million. Home loans 60-89 days past due includes fully-insured loans of $974 million and nonperforming loans of $466 million.

(2)	Home loans includes fully-insured loans of $15.1 billion.

(3)	Home loans includes $6.1 billion and direct/indirect consumer includes $31 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $3.8 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes dealer financial services loans of $38.0 billion, consumer lending loans of $2.3 billion, U.S. securities-based lending loans of $31.8 billion, non-U.S. consumer loans of $4.6 billion, student loans of $3.9 billion and other consumer loans of $899 million.

(7)	Total outstandings includes consumer finance loans of $1.1 billion, consumer leases of $701 million, consumer overdrafts of $137 million and other non-U.S. consumer loans of $5 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $2.0 billion and home equity loans of $152 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.4 billion and non-U.S. commercial loans of $7.5 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $47.1 billion and non-U.S. commercial real estate loans of $1.7 billion.

	December 31, 2013
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$2,151	$754	$7,188	$10,093	$167,243			$177,336
Home equity	243	113	693	1,049	53,450			54,499
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,758	1,412	16,746	20,916	31,142	$18,672		70,730
Home equity	444	221	1,292	1,957	30,623	6,593		39,173
Credit card and other consumer
U.S. credit card	598	422	1,053	2,073	90,265			92,338
Non-U.S. credit card	63	54	131	248	11,293			11,541
Direct/Indirect consumer (6)	431	175	410	1,016	81,176			82,192
Other consumer (7)	24	8	20	52	1,925			1,977
Total consumer	6,712	3,159	27,533	37,404	467,117	25,265		529,786
Consumer loans accounted for under the fair value option (8)							$2,164	2,164
Total consumer loans and leases	6,712	3,159	27,533	37,404	467,117	25,265	2,164	531,950
Commercial
U.S. commercial	363	151	309	823	211,734			212,557
Commercial real estate (9)	30	29	243	302	47,591			47,893
Commercial lease financing	110	37	48	195	25,004			25,199
Non-U.S. commercial	103	8	17	128	89,334			89,462
U.S. small business commercial	87	55	113	255	13,039			13,294
Total commercial	693	280	730	1,703	386,702			388,405
Commercial loans accounted for under the fair value option (8)							7,878	7,878
Total commercial loans and leases	693	280	730	1,703	386,702		7,878	396,283
Total loans and leases	$7,405	$3,439	$28,263	$39,107	$853,819	$25,265	$10,042	$928,233
Percentage of outstandings	0.80%	0.37%	3.04%	4.21%	91.99%	2.72%	1.08%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.5 billion and nonperforming loans of $623 million. Home loans 60-89 days past due includes fully-insured loans of $1.2 billion and nonperforming loans of $410 million.

(2)	Home loans includes fully-insured loans of $17.0 billion.

(3)	Home loans includes $5.9 billion and direct/indirect consumer includes $33 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $4.4 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes dealer financial services loans of $38.5 billion, consumer lending loans of $2.7 billion, U.S. securities-based lending loans of $31.2 billion, non-U.S. consumer loans of $4.7 billion, student loans of $4.1 billion and other consumer loans of $1.0 billion.

(7)	Total outstandings includes consumer finance loans of $1.2 billion, consumer leases of $606 million, consumer overdrafts of $176 million and other non-U.S. consumer loans of $5 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $2.0 billion and home equity loans of $147 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.5 billion and non-U.S. commercial loans of $6.4 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $46.3 billion and non-U.S. commercial real estate loans of $1.6 billion.

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgage loans owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $313 million and $339 million at March 31, 2014 and December 31, 2013. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles and, accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) in the Consolidated Statement of Income when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At March 31, 2014 and December 31, 2013, the Corporation had a receivable of $192 million and $198 million from these vehicles for reimbursement of losses, and principal of $9.4 billion and $12.5 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $28.1 billion and $28.2 billion at March 31, 2014 and December 31, 2013, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At both March 31, 2014 and December 31, 2013, $1.2 billion of such junior-lien home equity loans were included in nonperforming loans.

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At March 31, 2014, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were $1.8 billion of which $1.1 billion were current on their contractual payments while $614 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 80 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 50 percent were discharged 24 months or more ago. As subsequent cash payments are received on the loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at March 31, 2014 and December 31, 2013. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Home loans
Core portfolio
Residential mortgage (2)	$3,366	$3,316	$4,702	$5,137
Home equity	1,511	1,431	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	8,245	8,396	10,423	11,824
Home equity	2,674	2,644	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	966	1,053
Non-U.S. credit card	n/a	n/a	124	131
Direct/Indirect consumer	32	35	364	408
Other consumer	16	18	1	2
Total consumer	15,844	15,840	16,580	18,555
Commercial
U.S. commercial	841	819	170	47
Commercial real estate	300	322	22	21
Commercial lease financing	10	16	14	41
Non-U.S. commercial	18	64	—	17
U.S. small business commercial	96	88	78	78
Total commercial	1,265	1,309	284	204
Total loans and leases	$17,109	$17,149	$16,864	$18,759

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $257 million and $260 million at March 31, 2014 and December 31, 2013.

(2)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At March 31, 2014 and December 31, 2013, residential mortgage includes $11.2 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.9 billion and $4.0 billion of loans on which interest is still accruing.

n/a = not applicable

Credit Quality Indicators

The Corporation monitors credit quality within its Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. Within the Home Loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower's credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

The following tables present certain credit quality indicators for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2014 and December 31, 2013.

Home Loans – Credit Quality Indicators (1)
	March 31, 2014
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$97,746	$22,997	$11,401	$45,944	$16,738	$2,053
Greater than 90 percent but less than or equal to 100 percent	4,891	3,930	2,444	3,393	4,095	713
Greater than 100 percent	5,216	6,648	3,941	4,240	10,731	3,569
Fully-insured loans (5)	68,079	15,684	—	—	—	—
Total home loans	$175,932	$49,259	$17,786	$53,577	$31,564	$6,335

Refreshed FICO score
Less than 620	$5,804	$9,928	$8,917	$2,287	$4,037	$1,045
Greater than or equal to 620 and less than 680	7,776	5,372	3,104	3,994	4,922	1,119
Greater than or equal to 680 and less than 740	23,851	7,678	3,094	11,124	8,788	1,860
Greater than or equal to 740	70,422	10,597	2,671	36,172	13,817	2,311
Fully-insured loans (5)	68,079	15,684	—	—	—	—
Total home loans	$175,932	$49,259	$17,786	$53,577	$31,564	$6,335

(1)	Excludes $2.1 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $3.4 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	March 31, 2014
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,765	$—	$1,390	$522
Greater than or equal to 620 and less than 680	12,221	—	3,534	301
Greater than or equal to 680 and less than 740	33,988	—	9,501	335
Greater than or equal to 740	36,718	—	25,339	680
Other internal credit metrics (2, 3, 4)	—	11,563	41,788	142
Total credit card and other consumer	$87,692	$11,563	$81,552	$1,980

(1)	57 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $36.3 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $3.9 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At March 31, 2014, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	March 31, 2014
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$208,146	$47,422	$23,678	$84,535	$1,017
Reservable criticized	7,239	1,418	971	1,095	324
Refreshed FICO score (3)
Less than 620					229
Greater than or equal to 620 and less than 680					545
Greater than or equal to 680 and less than 740					1,585
Greater than or equal to 740					2,888
Other internal credit metrics (3, 4)					6,822
Total commercial	$215,385	$48,840	$24,649	$85,630	$13,410

(1)	Excludes $8.9 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $309 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At March 31, 2014, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Home Loans – Credit Quality Indicators (1)
	December 31, 2013
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$95,833	$22,391	$11,400	$45,898	$16,714	$2,036
Greater than 90 percent but less than or equal to 100 percent	5,541	4,134	2,653	3,659	4,233	698
Greater than 100 percent	6,250	7,998	4,619	4,942	11,633	3,859
Fully-insured loans (5)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593

Refreshed FICO score
Less than 620	$5,924	$10,391	$9,792	$2,343	$4,229	$1,072
Greater than or equal to 620 and less than 680	7,863	5,452	3,135	4,057	5,050	1,165
Greater than or equal to 680 and less than 740	24,034	7,791	3,034	11,276	9,032	1,935
Greater than or equal to 740	69,803	10,889	2,711	36,823	14,269	2,421
Fully-insured loans (5)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $4.0 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	December 31, 2013
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,989	$—	$1,220	$539
Greater than or equal to 620 and less than 680	12,753	—	3,345	264
Greater than or equal to 680 and less than 740	35,413	—	9,887	199
Greater than or equal to 740	39,183	—	26,220	188
Other internal credit metrics (2, 3, 4)	—	11,541	41,520	787
Total credit card and other consumer	$92,338	$11,541	$82,192	$1,977

(1)	60 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $35.8 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $4.1 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2013, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	December 31, 2013
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$205,416	$46,507	$24,211	$88,138	$1,191
Reservable criticized	7,141	1,386	988	1,324	346
Refreshed FICO score (3)
Less than 620					224
Greater than or equal to 620 and less than 680					534
Greater than or equal to 680 and less than 740					1,567
Greater than or equal to 740					2,779
Other internal credit metrics (3, 4)					6,653
Total commercial	$212,557	$47,893	$25,199	$89,462	$13,294

(1)	Excludes $7.9 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $289 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2013, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 175.

Home Loans

Impaired home loans within the Home Loans portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of home loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of home loans are done in accordance with the government's Making Home Affordable Program (modifications under government programs) or the Corporation's proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof. The Corporation has a borrower assistance program that provides forgiveness of principal balances in connection with the settlement agreement among the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice (DOJ), the U.S. Department of Housing and Urban Development (HUD) and other federal agencies, and 49 state Attorneys General concerning the terms of a global settlement resolving investigations into certain origination, servicing and foreclosure practices (National Mortgage Settlement). In addition, the Corporation has provided interest rate modifications to qualified borrowers pursuant to the National Mortgage Settlement and these interest rate modifications are not considered to be TDRs.

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

Home loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge of $3.4 billion were included in TDRs at March 31, 2014, of which $1.8 billion were classified as nonperforming and $1.6 billion were fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

A home loan, excluding PCI loans which are reported separately, is not classified as impaired unless it is a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Home loan TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan's original effective interest rate, as discussed in the following paragraph. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification or as a result of being discharged in Chapter 7 bankruptcy) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification had been charged off to their net realizable value, less costs to sell, before they were modified as TDRs in accordance with established policy. Therefore, modifications of home loans that are 180 or more days past due as TDRs do not have an impact on the allowance for loan and lease losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after they have been modified in a TDR.

The net present value of the estimated cash flows used to measure impairment is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV, or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation's historical experience as adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs including redefaults subsequent to modification, a loan's default history prior to modification and the change in borrower payments post-modification.

At March 31, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $538 million and $533 million at March 31, 2014 and December 31, 2013.

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three months ended March 31, 2014 and 2013 for impaired loans in the Corporation's Home Loans portfolio segment and includes primarily loans managed by Legacy Assets & Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Home Loans
				Three Months Ended March 31
	March 31, 2014			2014		2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$21,554	$16,270	$—	$16,360	$160	$15,894	$144
Home equity	3,309	1,417	—	1,401	22	1,134	17
With an allowance recorded
Residential mortgage	$12,213	$11,802	$907	$12,332	$131	$13,900	$154
Home equity	874	741	225	751	8	988	11
Total
Residential mortgage	$33,767	$28,072	$907	$28,692	$291	$29,794	$298
Home equity	4,183	2,158	225	2,152	30	2,122	28

	December 31, 2013
With no recorded allowance
Residential mortgage	$21,567	$16,450	$—
Home equity	3,249	1,385	—
With an allowance recorded
Residential mortgage	$13,341	$12,862	$991
Home equity	893	761	240
Total
Residential mortgage	$34,908	$29,312	$991
Home equity	4,142	2,146	240

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the March 31, 2014 and 2013 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during the three months ended March 31, 2014 and 2013, and net charge-offs that were recorded during the period in which the modification occurred. The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing.

Home Loans – TDRs Entered into During the Three Months Ended March 31, 2014 (1)
	March 31, 2014				Three Months Ended March 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
Residential mortgage	$1,532	$1,335	5.09%	4.62%	$17
Home equity	200	140	4.50	3.58	15
Total	$1,732	$1,475	5.02	4.50	$32

Home Loans – TDRs Entered into During the Three Months Ended March 31, 2013 (1)
	March 31, 2013				Three Months Ended March 31, 2013
Residential mortgage	$5,439	$4,843	5.45%	4.65%	$39
Home equity	265	154	5.90	4.58	64
Total	$5,704	$4,997	5.47	4.65	$103

(1)	TDRs entered into during the three months ended March 31, 2014 and 2013 include residential mortgage modifications with principal forgiveness of $17 million and $219 million.

The table below presents the March 31, 2014 and 2013 carrying value for home loans that were modified in a TDR during the three months ended March 31, 2014 and 2013 by type of modification.

Home Loans – Modification Programs
	TDRs Entered into During the Three Months Ended March 31, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$213	$24	$237
Principal and/or interest forbearance	1	9	10
Other modifications (1)	20	1	21
Total modifications under government programs	234	34	268
Modifications under proprietary programs
Contractual interest rate reduction	135	4	139
Capitalization of past due amounts	21	1	22
Principal and/or interest forbearance	29	3	32
Other modifications (1)	25	—	25
Total modifications under proprietary programs	210	8	218
Trial modifications	693	38	731
Loans discharged in Chapter 7 bankruptcy (2)	198	60	258
Total modifications	$1,335	$140	$1,475

	TDRs Entered into During the Three Months Ended March 31, 2013
Modifications under government programs
Contractual interest rate reduction	$626	$12	$638
Principal and/or interest forbearance	4	9	13
Other modifications (1)	46	—	46
Total modifications under government programs	676	21	697
Modifications under proprietary programs
Contractual interest rate reduction	1,326	24	1,350
Capitalization of past due amounts	27	—	27
Principal and/or interest forbearance	81	3	84
Other modifications (1)	28	—	28
Total modifications under proprietary programs	1,462	27	1,489
Trial modifications	2,103	31	2,134
Loans discharged in Chapter 7 bankruptcy (2)	602	75	677
Total modifications	$4,843	$154	$4,997

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

The table below presents the carrying value of loans that entered into payment default during the three months ended March 31, 2014 and 2013 that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended March 31, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs	$39	$—	$39
Modifications under proprietary programs	39	—	39
Loans discharged in Chapter 7 bankruptcy (1)	103	1	104
Trial modifications	673	3	676
Total modifications	$854	$4	$858

	Three Months Ended March 31, 2013
Modifications under government programs	$91	$2	$93
Modifications under proprietary programs	282	3	285
Loans discharged in Chapter 7 bankruptcy (1)	440	19	459
Trial modifications	552	3	555
Total modifications	$1,365	$27	$1,392

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Credit Card and Other Consumer

Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In addition, non-U.S. credit card modifications may involve reducing the interest rate on the account without placing the customer on a fixed payment plan, and are also considered TDRs. In all cases, the customer's available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers' entire unsecured debt structures (external programs).The Corporation classifies other secured consumer loans that have been discharged in Chapter 7 bankruptcy as TDRs which are written down to collateral value and placed on nonaccrual status no later than the time of discharge. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three months ended March 31, 2014 and 2013 on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs
				Three Months Ended March 31
	March 31, 2014			2014		2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$70	$29	$—	$30	$—	$52	$—
Other consumer	35	34	—	34	1	35	1
With an allowance recorded
U.S. credit card	1,174	1,245	282	1,407	22	2,725	42
Non-U.S. credit card	191	231	142	236	2	295	2
Direct/Indirect consumer	184	216	61	259	3	598	8
Other consumer	25	24	9	25	—	29	—
Total
U.S. credit card	$1,174	$1,245	$282	$1,407	$22	$2,725	$42
Non-U.S. credit card	191	231	142	236	2	295	2
Direct/Indirect consumer	254	245	61	289	3	650	8
Other consumer	60	58	9	59	1	64	1

	December 31, 2013
With no recorded allowance
Direct/Indirect consumer	$75	$32	$—
Other consumer	34	34	—
With an allowance recorded
U.S. credit card	1,384	1,465	337
Non-U.S. credit card	200	240	149
Direct/Indirect consumer	242	282	84
Other consumer	27	26	9
Total
U.S. credit card	$1,384	$1,465	$337
Non-U.S. credit card	200	240	149
Direct/Indirect consumer	317	314	84
Other consumer	61	60	9

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at March 31, 2014 and December 31, 2013.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013
U.S. credit card	$697	$842	$534	$607	$14	$16	$1,245	$1,465	83.44%	82.77%
Non-U.S. credit card	64	71	24	26	143	143	231	240	48.65	49.01
Direct/Indirect consumer	129	170	82	106	34	38	245	314	85.03	84.29
Other consumer	58	60	—	—	—	—	58	60	73.56	71.08
Total renegotiated TDRs	$948	$1,143	$640	$739	$191	$197	$1,779	$2,079	78.81	78.77

The table below provides information on the Corporation's renegotiated TDR portfolio including the March 31, 2014 and 2013 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three months ended March 31, 2014 and 2013, and net charge-offs that were recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended March 31, 2014
	March 31, 2014				Three Months Ended March 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$90	$100	16.68%	5.19%	$3
Non-U.S. credit card	57	68	25.78	0.51	2
Direct/Indirect consumer	12	9	9.83	4.56	3
Other consumer	2	2	8.51	4.90	—
Total	$161	$179	19.67	3.39	$8

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended March 31, 2013
	March 31, 2013				Three Months Ended March 31, 2013
U.S. credit card	$84	$85	17.00%	6.16%	$2
Non-U.S. credit card	76	80	26.24	0.65	3
Direct/Indirect consumer	17	13	10.05	5.35	4
Other consumer	1	1	9.43	6.01	—
Total	$178	$179	20.56	3.65	$9

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three months ended March 31, 2014 and 2013.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended March 31, 2014
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$70	$30	$—	$100
Non-U.S. credit card	35	33	—	68
Direct/Indirect consumer	3	1	5	9
Other consumer	2	—	—	2
Total renegotiated TDRs	$110	$64	$5	$179

	Three Months Ended March 31, 2013
U.S. credit card	$46	$39	$—	$85
Non-U.S. credit card	43	37	—	80
Direct/Indirect consumer	4	3	6	13
Other consumer	1	—	—	1
Total renegotiated TDRs	$94	$79	$6	$179

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 18 percent of new U.S. credit card TDRs, 73 percent of new non-U.S. credit card TDRs and 11 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three months ended March 31, 2014 and 2013 that had been modified in a TDR during the preceding 12 months were $13 million and $24 million for U.S. credit card, $56 million and $62 million for non-U.S. credit card, and $2 million and $3 million for direct/indirect consumer.

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

At March 31, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $85 million and $90 million at March 31, 2014 and December 31, 2013.

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three months ended March 31, 2014 and 2013 for impaired loans in the Corporation's Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial
				Three Months Ended March 31
	March 31, 2014			2014		2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
U.S. commercial	$489	$460	$—	$519	$2	$487	$2
Commercial real estate	238	211	—	220	1	388	1
Non-U.S. commercial	10	10	—	10	—	45	—
With an allowance recorded
U.S. commercial	1,742	1,394	183	1,306	15	1,686	12
Commercial real estate	966	680	61	702	7	1,580	8
Non-U.S. commercial	330	76	1	71	1	109	3
U.S. small business commercial (2)	172	165	32	170	1	288	2
Total
U.S. commercial	$2,231	$1,854	$183	$1,825	$17	$2,173	$14
Commercial real estate	1,204	891	61	922	8	1,968	9
Non-U.S. commercial	340	86	1	81	1	154	3
U.S. small business commercial (2)	172	165	32	170	1	288	2

	December 31, 2013
With no recorded allowance
U.S. commercial	$609	$577	$—
Commercial real estate	254	228	—
Non-U.S. commercial	10	10	—
With an allowance recorded
U.S. commercial	1,581	1,262	164
Commercial real estate	1,066	731	61
Non-U.S. commercial	254	64	16
U.S. small business commercial (2)	186	176	36
Total
U.S. commercial	$2,190	$1,839	$164
Commercial real estate	1,320	959	61
Non-U.S. commercial	264	74	16
U.S. small business commercial (2)	186	176	36

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

The table below presents the March 31, 2014 and 2013 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three months ended March 31, 2014 and 2013, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended March 31, 2014
	March 31, 2014		Three Months Ended March 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$443	$276	$2
Commercial real estate	269	269	—
Non-U.S. commercial	58	58	—
U.S. small business commercial (1)	2	2	—
Total	$772	$605	$2

Commercial – TDRs Entered into During the Three Months Ended March 31, 2013
	March 31, 2013		Three Months Ended March 31, 2013
U.S. commercial	$397	$394	$—
Commercial real estate	266	223	—
U.S. small business commercial (1)	3	4	—
Total	$666	$621	$—

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan losses. TDRs that were in payment default had a carrying value of $95 million and $156 million for U.S. commercial, $121 million and $416 million for commercial real estate, and $1 million and $2 million for U.S. small business commercial at March 31, 2014 and 2013.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the settlement with FNMA. For more information on the settlement with FNMA, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees of the Corporation's 2013 Annual Report on Form 10-K. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during 2013 and in the three months ended March 31, 2014 were due to increases in expected cash flows driven by improved home prices and lower expected defaults, along with a decrease in forecasted prepayment speeds as a result of rising interest rates. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)
Accretable yield, January 1, 2013	$4,644
Accretion	(1,194)
Loans purchased	1,125
Disposals/transfers	(361)
Reclassifications from nonaccretable difference	2,480
Accretable yield, December 31, 2013	6,694
Accretion	(281)
Disposals/transfers	(91)
Reclassifications from nonaccretable difference	384
Accretable yield, March 31, 2014	$6,706

For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.

Loans Held-for-sale

The Corporation had LHFS of $12.3 billion and $11.4 billion at March 31, 2014 and December 31, 2013. Proceeds, including cash and securities, from sales and paydowns of loans originally designated as LHFS were $8.3 billion and $22.2 billion for the three months ended March 31, 2014 and 2013. Amounts used for originations and purchases of LHFS were $10.0 billion and $20.1 billion for the three months ended March 31, 2014 and 2013.

NOTE 5 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(596)	(1,128)	(144)	(1,868)
Recoveries of loans and leases previously charged off	167	218	95	480
Net charge-offs	(429)	(910)	(49)	(1,388)
Write-offs of PCI loans	(391)	—	—	(391)
Provision for loan and lease losses	(141)	791	334	984
Other (1)	(1)	(11)	(3)	(15)
Allowance for loan and lease losses, March 31	7,556	4,775	4,287	16,618
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	25	25
Reserve for unfunded lending commitments, March 31	—	—	509	509
Allowance for credit losses, March 31	$7,556	$4,775	$4,796	$17,127

	Three Months Ended March 31, 2013
Allowance for loan and lease losses, January 1	$14,933	$6,140	$3,106	$24,179
Loans and leases charged off	(1,193)	(1,553)	(316)	(3,062)
Recoveries of loans and leases previously charged off	126	318	101	545
Net charge-offs	(1,067)	(1,235)	(215)	(2,517)
Write-offs of PCI loans	(839)	—	—	(839)
Provision for loan and lease losses	484	1,007	240	1,731
Other (1)	(73)	(38)	(2)	(113)
Allowance for loan and lease losses, March 31	13,438	5,874	3,129	22,441
Reserve for unfunded lending commitments, January 1	—	—	513	513
Provision for unfunded lending commitments	—	—	(18)	(18)
Other	—	—	(9)	(9)
Reserve for unfunded lending commitments, March 31	—	—	486	486
Allowance for credit losses, March 31	$13,438	$5,874	$3,615	$22,927

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

During the three months ended March 31, 2014, for the PCI loan portfolio, the Corporation recorded no provision for credit losses and, for three months ended March 31, 2013, recorded a benefit of $207 million with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. Write-offs in the PCI loan portfolio totaled $391 million and $839 million with a corresponding decrease in the PCI valuation allowance during the three months ended March 31, 2014 and 2013. The valuation allowance associated with the PCI loan portfolio was $2.1 billion and $2.5 billion at March 31, 2014 and December 31, 2013.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at March 31, 2014 and December 31, 2013.

Allowance and Carrying Value by Portfolio Segment
	March 31, 2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,132	$494	$277	$1,903
Carrying value (3)	30,230	1,779	2,996	35,005
Allowance as a percentage of carrying value	3.74%	27.77%	9.25%	5.44%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$4,322	$4,281	$4,010	$12,613
Carrying value (3, 4)	280,102	181,008	384,918	846,028
Allowance as a percentage of carrying value (4)	1.54%	2.37%	1.04%	1.49%
Purchased credit-impaired loans
Valuation allowance	$2,102	n/a	n/a	$2,102
Carrying value gross of valuation allowance	24,121	n/a	n/a	24,121
Valuation allowance as a percentage of carrying value	8.71%	n/a	n/a	8.71%
Total
Allowance for loan and lease losses	$7,556	$4,775	$4,287	$16,618
Carrying value (3, 4)	334,453	182,787	387,914	905,154
Allowance as a percentage of carrying value (4)	2.26%	2.61%	1.11%	1.84%

	December 31, 2013
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,231	$579	$277	$2,087
Carrying value (3)	31,458	2,079	3,048	36,585
Allowance as a percentage of carrying value	3.91%	27.85%	9.09%	5.70%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$4,794	$4,326	$3,728	$12,848
Carrying value (3, 4)	285,015	185,969	385,357	856,341
Allowance as a percentage of carrying value (4)	1.68%	2.33%	0.97%	1.50%
Purchased credit-impaired loans
Valuation allowance	$2,493	n/a	n/a	$2,493
Carrying value gross of valuation allowance	25,265	n/a	n/a	25,265
Valuation allowance as a percentage of carrying value	9.87%	n/a	n/a	9.87%
Total
Allowance for loan and lease losses	$8,518	$4,905	$4,005	$17,428
Carrying value (3, 4)	341,738	188,048	388,405	918,191
Allowance as a percentage of carrying value (4)	2.49%	2.61%	1.03%	1.90%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $32 million and $36 million related to impaired U.S. small business commercial at March 31, 2014 and December 31, 2013.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $11.1 billion and $10.0 billion at March 31, 2014 and December 31, 2013.
n/a = not applicable

NOTE 6 – Securitizations and Other Variable Interest Entities

The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers' financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation's utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2014 and December 31, 2013, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at March 31, 2014 and December 31, 2013 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 14 – Fair Value Measurements and Note 3 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 4 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management, to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.

Except as described below and in Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2014 or the year ended December 31, 2013 that it was not previously contractually required to provide, nor does it intend to do so.

Mortgage-related Securitizations

First-lien Mortgages

As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of RMBS guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or GNMA primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.

The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2014 and 2013.

First-lien Mortgage Securitizations
	Three Months Ended March 31
	Residential Mortgage - Agency		Commercial Mortgage
(Dollars in millions)	2014	2013	2014	2013
Cash proceeds from new securitizations (1)	$7,466	$12,013	$704	$—
Gain (loss) on securitizations (2)	(11)	29	27	—

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. The Corporation recognized $198 million and $613 million of gains, net of hedges, on loans securitized during the three months ended March 31, 2014 and 2013.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $506 million and $968 million in connection with first-lien mortgage securitizations for the three months ended March 31, 2014 and 2013. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three months ended March 31, 2014 and 2013, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $494 million and $897 million during the three months ended March 31, 2014 and 2013. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $12.7 billion and $14.1 billion at March 31, 2014 and December 31, 2013. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three months ended March 31, 2014 and 2013, $1.3 billion and $3.2 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2014 and December 31, 2013.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Unconsolidated VIEs
Maximum loss exposure (1)	$17,298	$21,140	$1,464	$1,527	$585	$591	$435	$437	$220	$432
On-balance sheet assets
Senior securities held (2):
Trading account assets	$661	$650	$—	$—	$7	$1	$28	$3	$5	$14
Debt securities carried at fair value	15,639	19,451	931	988	220	220	112	109	91	306
Subordinate securities held (2):
Trading account assets	—	—	—	—	—	8	1	—	12	13
Debt securities carried at fair value	—	—	14	15	6	6	—	—	52	53
Residual interests held	—	—	28	13	—	—	—	—	31	16
All other assets (3)	998	1,039	63	71	1	1	294	325	—	—
Total retained positions	$17,298	$21,140	$1,036	$1,087	$234	$236	$435	$437	$191	$402
Principal balance outstanding (4)	$430,508	$437,765	$24,273	$25,104	$36,916	$36,854	$55,293	$56,454	$18,341	$19,730

Consolidated VIEs
Maximum loss exposure (1)	$40,801	$42,420	$78	$79	$183	$183	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$757	$1,640	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	39,590	40,316	137	140	801	803	—	—	—	—
Allowance for loan and lease losses	(2)	(3)	—	—	—	—	—	—	—	—
All other assets	465	474	—	—	10	7	—	—	—	—
Total assets	$40,810	$42,427	$137	$140	$811	$810	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$9	$7	$59	$61	$804	$803	$—	$—	$—	$—
All other liabilities	—	—	—	—	7	7	—	—	—	—
Total liabilities	$9	$7	$59	$61	$811	$810	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 17 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $1.2 billion and $1.6 billion, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $1.2 billion and $1.6 billion, representing the principal amount that would be payable to the securitization vehicles if the Corporation were to exercise the repurchase option, at March 31, 2014 and December 31, 2013.

(4)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three months ended March 31, 2014 and 2013, and all of the home equity trusts have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at March 31, 2014 and December 31, 2013.

Home Equity Loan VIEs
	March 31, 2014			December 31, 2013
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$1,223	$6,025	$7,248	$1,269	$6,217	$7,486
On-balance sheet assets
Trading account assets	$—	$11	$11	$—	$12	$12
Debt securities carried at fair value	—	26	26	—	25	25
Loans and leases	1,275	—	1,275	1,329	—	1,329
Allowance for loan and lease losses	(75)	—	(75)	(80)	—	(80)
All other assets	23	—	23	20	—	20
Total	$1,223	$37	$1,260	$1,269	$37	$1,306
On-balance sheet liabilities
Long-term debt	$1,391	$—	$1,391	$1,450	$—	$1,450
All other liabilities	91	—	91	90	—	90
Total	$1,482	$—	$1,482	$1,540	$—	$1,540
Principal balance outstanding	$1,275	$7,364	$8,639	$1,329	$7,542	$8,871

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

The maximum loss exposure in the table above includes the Corporation's obligation to provide subordinated funding to certain consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At March 31, 2014 and December 31, 2013, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $7.4 billion and $7.6 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $84 million and $82 million at March 31, 2014 and December 31, 2013, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At both March 31, 2014 and December 31, 2013, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $12 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $9 million and $13 million of servicing fee income related to home equity loan securitizations during the three months ended March 31, 2014 and 2013. The Corporation repurchased $102 million and $39 million of loans from home equity securitization trusts to perform modifications during the three months ended March 31, 2014 and 2013.

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

The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at March 31, 2014 and December 31, 2013.

Credit Card VIEs
(Dollars in millions)	March 31 2014	December 31 2013
Consolidated VIEs
Maximum loss exposure	$46,672	$49,621
On-balance sheet assets
Derivative assets	$22	$182
Loans and leases (1)	57,578	61,241
Allowance for loan and lease losses	(2,532)	(2,585)
Loans held-for-sale	604	386
All other assets (2)	1,714	2,281
Total	$57,386	$61,505
On-balance sheet liabilities
Long-term debt	$10,697	$11,822
All other liabilities	17	62
Total	$10,714	$11,884

(1)	At March 31, 2014 and December 31, 2013, loans and leases included $38.9 billion and $41.2 billion of seller's interest and $8 million and $14 million of discount receivables.

(2)	At March 31, 2014 and December 31, 2013, all other assets included restricted cash and short-term investment accounts and unbilled accrued interest and fees.

During the three months ended March 31, 2014, $1.8 billion of new senior debt securities were issued to third-party investors from the credit card securitization trusts and none were issued in 2013.

The Corporation holds subordinate securities with a notional principal amount of $7.7 billion and $7.9 billion at March 31, 2014 and December 31, 2013, and a stated interest rate of zero percent issued by certain credit card securitization trusts, including $282 million issued during the three months ended March 31, 2014 and none issued during 2013. In addition, during 2010 and 2009, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as "discount receivables" such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller's interest to the investors' interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts at that time.

In addition to the amounts included in the table above, the Corporation held a senior interest in credit card receivables that had been transferred to an unconsolidated third-party sponsored securitization vehicle of $259 million and $272 million at March 31, 2014 and December 31, 2013, classified in loans and leases.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at March 31, 2014 and December 31, 2013.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Unconsolidated VIEs
Maximum loss exposure	$11,174	$11,913	$2,123	$2,192	$82	$81
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,296	$971	$9	$53	$—	$1
Debt securities carried at fair value	9,807	10,866	—	—	68	70
Subordinate securities held (1, 2):
Trading account assets	—	—	—	—	4	—
Debt securities carried at fair value	71	71	—	—	—	—
Residual interests held (3)	—	5	—	—	—	—
All other assets	—	—	—	—	10	10
Total retained positions	$11,174	$11,913	$9	$53	$82	$81
Total assets of VIEs (4)	$29,881	$40,924	$3,536	$3,643	$978	$1,788

Consolidated VIEs
Maximum loss exposure	$503	$164	$2,575	$2,667	$93	$94
On-balance sheet assets
Trading account assets	$944	$319	$2,592	$2,684	$—	$—
Loans and leases	—	—	—	—	650	680
All other assets	—	—	—	—	57	61
Total assets	$944	$319	$2,592	$2,684	$707	$741
On-balance sheet liabilities
Short-term borrowings	$—	$—	$1,176	$1,073	$—	$—
Long-term debt	441	155	17	17	613	646
All other liabilities	—	—	—	—	1	1
Total liabilities	$441	$155	$1,193	$1,090	$614	$647

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $2.1 billion and $6.9 billion of securities during the three months ended March 31, 2014 and 2013. All of the securities transferred into resecuritization vehicles during the three months ended March 31, 2014 and 2013 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.1 billion at both March 31, 2014 and December 31, 2013. The weighted-average remaining life of bonds held in the trusts at March 31, 2014 was 7.5 years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2014 and 2013.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At March 31, 2014 and December 31, 2013, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $1.7 billion and $2.5 billion, including trusts collateralized by automobile loans of $737 million and $877 million, student loans of $707 million and $741 million, and other loans of $241 million and $911 million.

Other Variable Interest Entities

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2014 and December 31, 2013.

Other VIEs
	March 31, 2014			December 31, 2013
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$9,689	$11,464	$21,153	$9,716	$12,523	$22,239
On-balance sheet assets
Trading account assets	$3,759	$432	$4,191	$3,769	$1,420	$5,189
Derivative assets	1	714	715	3	739	742
Debt securities carried at fair value	—	1,568	1,568	—	1,944	1,944
Loans and leases	4,525	310	4,835	4,609	270	4,879
Allowance for loan and lease losses	(5)	—	(5)	(6)	—	(6)
Loans held-for-sale	690	64	754	998	85	1,083
All other assets	1,701	6,184	7,885	1,734	6,167	7,901
Total	$10,671	$9,272	$19,943	$11,107	$10,625	$21,732
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$77	$—	$77
Long-term debt (1)	4,307	48	4,355	4,487	—	4,487
All other liabilities	63	2,494	2,557	93	2,538	2,631
Total	$4,370	$2,542	$6,912	$4,657	$2,538	$7,195
Total assets of VIEs	$10,671	$34,965	$45,636	$11,107	$38,505	$49,612

(1)
Includes $1.3 billion, $1.4 billion and $780 million of long-term debt at March 31, 2014 and $1.3 billion, $1.2 billion and $780 million of long-term debt at December 31, 2013 issued by consolidated CDO vehicles, customer vehicles and investment vehicles, respectively, which has recourse to the general credit of the Corporation.

Customer Vehicles

Customer vehicles include credit-linked, equity-linked and commodity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity price or financial instrument. The Corporation may transfer assets to and invest in securities issued by these vehicles. The Corporation typically enters into credit, equity, interest rate, commodity or foreign currency derivatives to synthetically create or alter the investment profile of the issued securities.

The Corporation's maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $5.0 billion and $5.9 billion at March 31, 2014 and December 31, 2013, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $589 million and $748 million at March 31, 2014 and December 31, 2013, that are included in the table above.

Collateralized Debt Obligation Vehicles

The Corporation receives fees for structuring CDO vehicles, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of CDS to synthetically create exposure to fixed-income securities. CLOs, which are a subset of CDOs, hold pools of loans, typically corporate loans. CDOs are typically managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a CDS counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO.

The Corporation's maximum loss exposure to consolidated and unconsolidated CDOs totaled $2.1 billion at both March 31, 2014 and December 31, 2013. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.

At March 31, 2014, the Corporation had $1.3 billion of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 10 – Commitments and Contingencies.

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2014 and December 31, 2013, the Corporation's consolidated investment vehicles had total assets of $1.1 billion and $1.2 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $5.4 billion and $5.5 billion at March 31, 2014 and December 31, 2013. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $4.3 billion and $4.2 billion at March 31, 2014 and December 31, 2013 comprised primarily of on-balance sheet assets less non-recourse liabilities.

The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $2.5 billion and $2.5 billion, including a funded balance of $1.6 billion and $1.9 billion at March 31, 2014 and December 31, 2013, which was classified in other debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $3.6 billion and $3.8 billion at March 31, 2014 and December 31, 2013. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.9 billion and $5.8 billion at March 31, 2014 and December 31, 2013, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At March 31, 2014 and December 31, 2013, the Corporation's maximum loss exposure under these financing arrangements was $481 million and $1.1 billion, substantially all of which is classified in loans and leases. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

NOTE 7 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies make or have made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, HUD with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor, where the contract so provides. In the case of private-label securitizations, the applicable agreements may permit investors, which may include the GSEs, with contractually sufficient holdings to direct or influence action by the securitization trustee. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer or other financial guarantor (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved promptly. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan’s performance.

The estimate of the liability for representations and warranties exposures and the corresponding estimated range of possible loss is based upon currently available information, significant judgment, and a number of factors and assumptions, including those discussed in Liability for Representations and Warranties and Corporate Guarantees in this Note, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on the Corporation's results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, including various settlements with the GSEs, or agreements for bulk settlements, including settlement amounts which have been significant, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. The following provides a summary of the larger bulk settlement actions during 2014. For a discussion of the larger settlement actions prior to 2014, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Settlement with the Bank of New York Mellon, as Trustee

On June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which was subsequently merged with and into BANA in July 2011), and its Countrywide affiliates entered into a settlement agreement with The Bank of New York Mellon (BNY Mellon), as trustee (the Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525

Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) containing loans principally originated between 2004 and 2008 for which BNY Mellon acts as trustee or indenture trustee (BNY Mellon Settlement). The Covered Trusts had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and total outstanding principal and unpaid principal balance of loans that had defaulted (collectively unpaid principal balance) of approximately $220 billion at June 28, 2011, of which $217 billion was originated between 2004 and 2008. The BNY Mellon Settlement is supported by a group of 22 institutional investors (the Investor Group) and is subject to final court approval and certain other conditions.

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

On January 31, 2014, the court issued a decision, order and judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee’s conduct only with respect to the Trustee’s consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. On February 21, 2014, final judgment was entered and the Trustee filed a notice of appeal regarding the court’s ruling on loan modification claims in the settlement. The Investor Group has also filed a notice of appeal on the loan modification issue, and several objectors have filed notices of appeals from the court's approval of the settlement. The court's January 31, 2014 decision, order and judgment remain subject to ongoing appeals, as well as two motions to reargue, and it is not possible at this time to predict the timetable for appeals or when the court approval process will be completed.

If final court approval is not obtained by December 31, 2015, the Corporation and Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if Covered Trusts holding loans with an unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, the Corporation and Countrywide have the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement. If final court approval is not obtained or if the Corporation and Countrywide withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals described under Private-label Securitizations and Whole-loan Sales Experience in this Note.

For more information about the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

FHFA Settlement

On March 25, 2014, the Corporation entered into a settlement with the Federal Housing Finance Agency (FHFA) as conservator of FNMA and FHLMC to resolve (1) all outstanding RMBS litigation between FHFA, FNMA and FHLMC, and the Corporation and its affiliates, and (2) other legacy contract claims related to representations and warranties (collectively, the FHFA Settlement). In connection with the FHFA Settlement, on April 1, 2014, the Corporation paid FNMA and FHLMC, collectively, $9.5 billion and received from them RMBS with a fair market value of approximately $3.2 billion, for a net cost of $6.3 billion. The total costs associated with the FHFA Settlement were covered by previously established reserves and an additional charge of $3.7 billion, of which $103 million was representations and warranties provision, recorded as of March 31, 2014. For additional information, see Note 10 – Commitments and Contingencies.

FGIC Settlement

On April 7, 2014, the Corporation entered into a settlement with Financial Guaranty Insurance Company (FGIC) for certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance. In addition, on April 11, 2014, separate settlements were entered into with BNY Mellon as trustee with respect to seven of those trusts. The agreements resolve all outstanding litigation between FGIC and the Corporation, as well as outstanding and potential claims by FGIC and the trustee related to alleged representations and warranties breaches and other claims involving second-lien RMBS trusts for which FGIC provided financial guarantee insurance.

In addition to the seven trust settlements with BNY Mellon that have already been completed, two remaining trust settlements are subject to additional investor approval. The process is scheduled to be completed on or before May 27, 2014. The Corporation has made payments totaling $900 million under the FGIC and the completed trust settlements and will pay an additional $50 million if and when the remaining two trust settlements are completed. The total costs of the FGIC and trust settlements were covered by previously established reserves. For additional information, including a description of the settlements, see Note 10 – Commitments and Contingencies.

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

The table below presents unresolved repurchase claims at March 31, 2014 and December 31, 2013. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 10 – Commitments and Contingencies.

Unresolved Repurchase Claims by Counterparty and Product Type (1)
(Dollars in millions)	March 31 2014	December 31 2013
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3, 4)	$18,604	$17,953
Monolines (5)	1,536	1,532
GSEs	124	170
Total unresolved repurchase claims by counterparty (3)	$20,264	$19,655
By product type
Prime loans	$602	$623
Alt-A	2,243	2,259
Home equity	1,896	1,905
Pay option	5,520	5,780
Subprime	9,932	8,928
Other	71	160
Total unresolved repurchase claims by product type (3)	$20,264	$19,655

(1)
At March 31, 2014 and December 31, 2013, unresolved repurchase claims did not include repurchase demands of $1.2 billion where the Corporation believes that these demands are procedurally or substantively invalid as noted on page 189.

(2)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(3)
Includes $13.5 billion and $13.8 billion of claims based on individual file reviews and $5.1 billion and $4.1 billion of claims submitted without individual file reviews at March 31, 2014 and December 31, 2013.

(4)	At March 31, 2014, unresolved repurchase claims have been reduced by $387 million of claims resolved in connection with the FHFA Settlement.

(5)
At March 31, 2014, $450 million of monoline repurchase claims outstanding as a result of the FGIC Settlement were resolved in April 2014. Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation.

During the three months ended March 31, 2014, the Corporation received $1.3 billion in new repurchase claims, including $1.1 billion submitted by private-label securitization trustees and a financial guarantee provider, $153 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs and $30 million submitted by whole-loan investors. During the three months ended March 31, 2014, $726 million in claims were resolved, including $387 million related to the FHFA settlement. Of the remaining claims that were resolved, $162 million were resolved through rescissions and $177 million were resolved through mortgage repurchases and make-whole payments, primarily with the GSEs.

The increase in the notional amount of unresolved repurchase claims during the three months ended March 31, 2014 is primarily due to continued submission of claims by private-label securitization trustees; the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary for the Corporation to respond to the claim. The Corporation expects unresolved repurchase claims related to private-label securitizations to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement. For further discussion of the Corporation's experience with whole loans and private-label securitizations, see Private-label Securitizations and Whole-loan Sales Experience in this Note.

In addition to, and not included in, the total unresolved repurchase claims of $20.3 billion at March 31, 2014, are repurchase demands the Corporation has received from private-label securitization investors and a master servicer where it believes that these demands are procedurally or substantively invalid. The total amount outstanding of such demands was $1.2 billion at both March 31, 2014 and December 31, 2013, comprised of $952 million of demands received during 2012 and $273 million of demands related to trusts covered by the BNY Mellon Settlement. The Corporation does not believe that the $1.2 billion of demands outstanding at March 31, 2014 are valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

The notional amount of unresolved monoline repurchase claims totaled $1.5 billion at both March 31, 2014 and December 31, 2013. As a result of the FGIC Settlement, $450 million of monoline repurchase claims outstanding at March 31, 2014 were resolved in April 2014. Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. For further discussion of the Corporation’s practices regarding litigation accruals and estimated range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note and Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies.

The notional amount of unresolved GSE repurchase claims totaled $124 million at March 31, 2014 compared to $170 million at December 31, 2013. As of December 31, 2013, the Corporation has resolved substantially all GSE-related claims due primarily to the settlements with FHLMC and FNMA. For further discussion of the Corporation’s experience with the GSEs, see Government-sponsored Enterprises Experience in this Note.

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

The Corporation's estimated liability at March 31, 2014 for obligations under representations and warranties given to the GSEs and the corresponding estimated range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors.

The Corporation's estimate of the non-GSE representations and warranties liability and the corresponding estimated range of possible loss at March 31, 2014 considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claim activity, its experience with various counterparties and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

An additional factor that impacts the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures is the requirement to meet certain presentation thresholds in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, other claimants have come forward and the Corporation believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. See Estimated Range of Possible Loss in this Note for additional discussion of the representations and warranties liability and the corresponding estimated range of possible loss.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Liability for representations and warranties and corporate guarantees, January 1	$13,282	$19,021
Additions for new sales	3	10
Net reductions	(52)	(5,205)
Provision	178	250
Liability for representations and warranties and corporate guarantees, March 31	$13,411	$14,076

The representations and warranties liability represents the Corporation’s best estimate of probable incurred losses as of March 31, 2014. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. Although the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has had little to no claim activity, these exposures are included in the estimated range of possible loss.

Government-sponsored Enterprises Experience

The various settlements with the GSEs have resolved substantially all outstanding and potential mortgage repurchase and make-whole claims relating to the origination, sale and delivery of residential mortgage loans that were sold directly to FNMA through June 30, 2012 and to FHLMC through December 31, 2009, subject to certain exclusions, which the Corporation does not believe are material.

Private-label Securitizations and Whole-loan Sales Experience

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statute of limitations relating to representations and warranties repurchase claims and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas, which may increase the Corporation's total exposure. A December 2013 decision by the New York intermediate appellate court held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made (i.e., the date the transaction closed and not when the repurchase demand was denied). That decision has been applied by the state and federal courts in several RMBS lawsuits not involving the Corporation, resulting in the dismissal as untimely of claims involving representations and warranties made more than the six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, this decision would apply to claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits the Corporation has received or may receive involve representations and warranties claims where the statute of limitations has expired and has not been tolled by agreement, and which the Corporation therefore believes would be untimely. The Corporation believes this ruling may lead to an increase in requests for tolling agreements as well as an increase in the pace of representations and warranties claims and/or the filing of lawsuits by private-label securitization trustees prior to the expiration of the statute of limitations, although it did not see such increases in the three months ended March 31, 2014.

The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and to actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.

The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation’s denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. As of March 31, 2014, 16 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 45 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

At March 31, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $18.5 billion. The Corporation has performed an initial review with respect to substantially all of these claims and does not believe a valid basis for repurchase has been established by the claimant.

Monoline Insurers Experience

The Corporation has had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to ongoing litigation against Countrywide and/or Bank of America. To the extent the Corporation received repurchase claims from the monolines that are properly presented, it generally reviews them on a loan-by-loan basis. Where a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies is confirmed on a given loan, settlement is generally reached as to that loan within 60 to 90 days. For more information related to the monolines, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

During the three months ended March 31, 2014, there was minimal loan-level repurchase claim activity with the monoline as well as minimal requests for loan files for review through the representations and warranties process.

The FGIC Settlement resolved outstanding and potential claims between the parties to the settlement involving second-lien RMBS trusts for which FGIC provided financial guarantee insurance, including $450 million of monoline repurchase claims outstanding at March 31, 2014. The second-lien mortgages in the covered RMBS trusts had an original principal balance of $13.0 billion, and an unpaid principal balance of $4.5 billion at the time of the settlement.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although the number of such open notices has remained elevated, they have decreased over the last several quarters as the resolution of open notices exceeded new notices. By way of background, MI compensates lenders or investors for certain losses resulting from borrower default on a mortgage loan. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation between the mortgage insurance company and the Corporation are generally necessary to reach a resolution on an individual notice. The level of engagement of the mortgage insurance companies varies and ongoing litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits the ability of the Corporation to engage in constructive dialogue leading to resolution.

For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), when the Corporation receives a MI rescission notice from a mortgage insurance company, it may give rise to a claim for breach of the applicable representations and warranties from the GSEs or private-label securitization trusts, depending on the governing sales contracts and on whether the loan in question is subject to a settlement. In those cases where the governing contract contains MI-related representations and warranties, which upon rescission requires the Corporation to repurchase the affected loan or indemnify the investor for the related loss, the Corporation realizes the loss without the benefit of MI. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments as a result of alleged foreclosure delays, which if successful, would reduce the MI proceeds available to reduce the loss on the loan.

At both March 31, 2014 and December 31, 2013, the Corporation had approximately 101,000 open MI rescission notices. Open MI rescission notices at March 31, 2014 included 38,000 pertaining principally to first-lien mortgages serviced for others, 10,000 pertaining to loans held for investment and 53,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 27,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to the GSEs. As of March 31, 2014, 43 percent of the MI rescission notices received have been resolved. Of those resolved, 13 percent were resolved through the Corporation’s acceptance of the MI rescission, 59 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 28 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of March 31, 2014, 57 percent of the MI rescission notices the Corporation has received have not yet been resolved. Of those not yet resolved, 52 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation’s legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. The Corporation is in the process of reviewing six percent of the remaining open MI rescission notices, and it has reviewed and is contesting the MI rescission with respect to 94 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 43 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.

Estimated Range of Possible Loss

The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at March 31, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including RMBS litigation or litigation brought by monoline insurers, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against the Corporation, except to the extent reflected in existing accruals or the estimated range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies; however, such loss could be material.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in its predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with the Corporation’s interpretation that a loan must be in default in order to satisfy the underlying agreements’ requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact the Corporation’s provision and/or the estimated range of possible loss. Additionally, if court rulings, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

Cash Payments

The table below presents first-lien and home equity loan repurchases and indemnification payments for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, the Corporation paid $90 million and $508 million to resolve $158 million and $564 million of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $51 million and $127 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase loans or make indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase loans or make indemnification payments for home equity loans primarily involved the monoline insurers. The amounts in the table below exclude cash payments made in connection with bulk settlements.

Loan Repurchases and Indemnification Payments
	Three Months Ended March 31
	2014			2013
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$46	$51	$12	$421	$437	$56
Indemnification payments	101	28	28	135	62	62
Total first-lien	147	79	40	556	499	118
Home equity, indemnification payments	11	11	11	8	9	9
Total first-lien and home equity	$158	$90	$51	$564	$508	$127

NOTE 8 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at March 31, 2014 and December 31, 2013. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	March 31 2014	December 31 2013
Consumer & Business Banking	$31,681	$31,681
Global Wealth & Investment Management	9,698	9,698
Global Banking	22,377	22,377
Global Markets	5,197	5,197
All Other	889	891
Total goodwill	$69,842	$69,844

For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. During the latest annual planning process, the Corporation made refinements to the amount of capital allocated to each of its businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in the first quarter of 2014, the Corporation adjusted the amount of capital being allocated to its business segments. This change resulted in a reduction of the unallocated capital, which is reflected in All Other, and an aggregate increase to the amount of capital being allocated to the business segments. Prior periods were not restated.

There was no goodwill in Consumer Real Estate Services at March 31, 2014 and December 31, 2013.

Intangible Assets

The table below presents the gross carrying value and accumulated amortization for intangible assets at March 31, 2014 and December 31, 2013.

Intangible Assets (1, 2)
	March 31, 2014			December 31, 2013
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,601	$4,371	$1,230	$6,160	$4,849	$1,311
Core deposit intangibles	1,779	1,278	501	3,592	3,055	537
Customer relationships	4,025	2,372	1,653	4,025	2,281	1,744
Affinity relationships	1,577	1,222	355	1,575	1,197	378
Other intangibles	2,045	447	1,598	2,045	441	1,604
Total intangible assets	$15,027	$9,690	$5,337	$17,397	$11,823	$5,574

(1)	Excludes fully amortized intangible assets.

(2)	At March 31, 2014 and December 31, 2013, none of the intangible assets were impaired.

The table below presents intangible asset amortization expense for the three months ended March 31, 2014 and 2013.

Amortization Expense
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Purchased credit card and Affinity relationships	$105	$119
Core deposit intangibles	36	75
Customer relationships	91	70
Other intangibles	7	12
Total amortization expense	$239	$276

The table below presents estimated future intangible asset amortization expense at March 31, 2014.

Estimated Future Amortization Expense
(Dollars in millions)	Remainder of 2014	2015	2016	2017	2018	2019
Purchased credit card and Affinity relationships	$313	$358	$301	$241	$181	$122
Core deposit intangibles	104	122	105	91	80	7
Customer relationships	265	340	325	310	302	286
Other intangibles	17	16	9	5	4	1
Total estimated future amortization expense	$699	$836	$740	$647	$567	$416

NOTE 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	Three Months Ended March 31
	Amount		Rate
(Dollars in millions)	2014	2013	2014	2013
Average during period
Federal funds sold	$2	$2	0.73%	0.60%
Securities borrowed or purchased under agreements to resell	212,502	237,461	0.51	0.54
Total	$212,504	$237,463	0.51	0.54

Federal funds purchased	$172	$192	0.04%	0.05%
Securities loaned or sold under agreements to repurchase	204,632	300,746	1.03	0.72
Short-term borrowings	48,167	36,706	0.75	2.36
Total	$252,971	$337,644	0.98	0.90

Maximum month-end balance during period
Federal funds sold	$10	$—
Securities borrowed or purchased under agreements to resell	219,181	249,791

Federal funds purchased	$213	$176
Securities loaned or sold under agreements to repurchase	216,726	319,608
Short-term borrowings	51,409	42,148

	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Period-end
Federal funds sold	$10	0.72%	$—	—%
Securities borrowed or purchased under agreements to resell	215,289	0.44	190,328	0.60
Total	$215,299	0.44	$190,328	0.60

Federal funds purchased	$213	0.05%	$186	—%
Securities loaned or sold under agreements to repurchase	202,895	1.09	197,920	0.92
Short-term borrowings	51,409	1.13	45,999	1.55
Total	$254,517	1.10	$244,105	1.03

Offsetting of Securities Financing Agreements

Substantially all of the Corporation's repurchase and resale activities are transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2014 and December 31, 2013. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

The "Other" amount in the Securities Financing Agreements table, which is included on the Consolidated Balance Sheet in other assets and in accrued expenses and other liabilities, relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability for the same amount, representing the obligation to return those securities.

Gross assets and liabilities include activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries and, accordingly, these are reported on a gross basis.

The column titled "Financial Instruments" in the Securities Financing Agreements table includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to the net balance sheet amount in this table to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is not certain is not included.

Securities Financing Agreements
	March 31, 2014
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell	$322,333	$(107,044)	$215,289	$(176,646)	$38,643

Securities loaned or sold under agreements to repurchase	$309,939	$(107,044)	$202,895	$(159,036)	$43,859
Other	12,357	—	12,357	(12,357)	—
Total	$322,296	$(107,044)	$215,252	$(171,393)	$43,859

	December 31, 2013
Securities borrowed or purchased under agreements to resell	$272,296	$(81,968)	$190,328	$(157,132)	$33,196

Securities loaned or sold under agreements to repurchase	$279,888	$(81,968)	$197,920	$(160,111)	$37,809
Other	10,871	—	10,871	(10,871)	—
Total	$290,759	$(81,968)	$208,791	$(170,982)	$37,809

NOTE 10 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $18.0 billion and $21.9 billion at March 31, 2014 and December 31, 2013. At March 31, 2014, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $528 million, including deferred revenue of $19 million and a reserve for unfunded lending commitments of $509 million. At December 31, 2013, the comparable amounts were $503 million, $19 million and $484 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $11.9 billion and $13.0 billion at March 31, 2014 and December 31, 2013 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $338 million and $354 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments
	March 31, 2014
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$64,675	$101,333	$128,766	$28,310	$323,084
Home equity lines of credit	5,098	17,689	19,353	13,824	55,964
Standby letters of credit and financial guarantees (1)	22,326	8,249	4,369	2,034	36,978
Letters of credit	2,068	143	37	64	2,312
Legally binding commitments	94,167	127,414	152,525	44,232	418,338
Credit card lines (2)	375,014	—	—	—	375,014
Total credit extension commitments	$469,181	$127,414	$152,525	$44,232	$793,352

	December 31, 2013
Notional amount of credit extension commitments
Loan commitments	$80,799	$105,175	$133,290	$21,864	$341,128
Home equity lines of credit	4,580	16,855	21,074	14,301	56,810
Standby letters of credit and financial guarantees (1)	21,994	8,843	2,876	3,967	37,680
Letters of credit	1,263	899	4	403	2,569
Legally binding commitments	108,636	131,772	157,244	40,535	438,187
Credit card lines (2)	377,846	—	—	—	377,846
Total credit extension commitments	$486,482	$131,772	$157,244	$40,535	$816,033

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $27.3 billion and $9.2 billion at March 31, 2014, and $27.6 billion and $9.6 billion at December 31, 2013. Amounts include consumer SBLCs of $444 million and $453 million at March 31, 2014 and December 31, 2013.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At March 31, 2014 and December 31, 2013, the Corporation had unfunded equity investment commitments of $133 million and $195 million.

At both March 31, 2014 and December 31, 2013, the Corporation had a commitment to purchase $1.4 billion of equity securities. The commitment expires on June 1, 2014.

At March 31, 2014 and December 31, 2013, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.8 billion and $1.5 billion, which upon settlement will be included in loans or LHFS.

In connection with the FHFA Settlement, at March 31, 2014, the Corporation had a commitment to purchase RMBS with an estimated fair value of $3.2 billion from FNMA and FHLMC. Such securities were purchased on April 1, 2014.

At March 31, 2014 and December 31, 2013, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $93.5 billion and $75.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $56.5 billion and $38.3 billion. These commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.2 billion, $2.5 billion, $2.2 billion, $1.7 billion and $1.3 billion for the remainder of 2014 and the years through 2018, respectively, and $5.7 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both March 31, 2014 and December 31, 2013, the notional amount of these guarantees totaled $13.4 billion and the Corporation's maximum exposure related to these guarantees totaled $3.1 billion and $3.0 billion with estimated maturity dates between 2030 and 2045. The net fair value including the fee receivable associated with these guarantees was $35 million and $39 million at March 31, 2014 and December 31, 2013, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to make qualified withdrawals after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the investment manager will either terminate the contract or convert the portfolio into a high-quality fixed-income portfolio, typically all government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with significant structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At March 31, 2014 and December 31, 2013, the notional amount of these guarantees totaled $3.3 billion and $4.6 billion with estimated maturity dates up to 2017 if the exit option is exercised on all deals. The decline in notional amount during the three months ended March 31, 2014 was primarily the result of plan sponsors terminating contracts pursuant to exit options. As of March 31, 2014, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three months ended March 31, 2014 and 2013, the sponsored entities processed and settled $149.4 billion and $148.3 billion of transactions and recorded losses of $4 million for both periods. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At March 31, 2014 and December 31, 2013, the sponsored merchant processing servicers held as collateral $114 million and $203 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2014 and December 31, 2013, the maximum potential exposure for sponsored transactions totaled $251.7 billion and $258.5 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $1.7 billion and $1.8 billion with commercial banks at March 31, 2014 and December 31, 2013 and $1.3 billion with VIEs at both March 31, 2014 and December 31, 2013. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.8 billion and $6.9 billion at March 31, 2014 and December 31, 2013. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority, which has subsequently been replaced by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $413 million and $381 million at March 31, 2014 and December 31, 2013. The Corporation recorded $141 million of expense for the three months ended March 31, 2014 compared to no expense for the same period in 2013. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).

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

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the European Commission, the PRA, the FCA and other international, federal and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

In view of the inherent difficulty of predicting the outcome of such litigation, regulatory and governmental matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Corporation generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $6.0 billion was recognized for the three months ended March 31, 2014 compared to $2.2 billion for the same period in 2013.

For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its material litigation, regulatory and governmental matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $5.0 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation's maximum loss exposure.

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

Bond Insurance Litigation

FGIC

On April 7, 2014, the Corporation entered into a settlement with FGIC for certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance, as well as, on April 11, 2014, separate settlements with The Bank of New York Mellon (BNY Mellon) as trustee with respect to seven of those trusts. The agreements resolve all outstanding litigation between FGIC and the Corporation, as well as outstanding and potential claims by FGIC and the trustee related to alleged representations and warranties breaches and other claims involving second-lien RMBS trusts for which FGIC provided financial guarantee insurance.
In addition to the seven trust settlements with BNY Mellon that have already been completed, two remaining trust settlements are subject to additional investor approvals in a process that is scheduled to be completed on or before May 27, 2014. The Corporation has made payments totaling $900 million under the FGIC and the completed trust settlements and will pay an additional $50 million if and when the remaining two trust settlements are completed. The total costs of the FGIC and trust settlements were covered by previously established reserves.

Credit Card Debt Cancellation and Identity Theft Protection Products

On April 7, 2014, the Corporation entered into separate Consent Orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB). The Consent Order with the OCC resolves its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors. The Consent Order with the CFPB resolves its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors, and also resolves its investigation into marketing, sales and fulfillment practices concerning certain credit card debt cancellation products. Pursuant to the Consent Orders, the Corporation paid, in April 2014, $45 million in civil monetary penalties and will provide approximately $738 million in refunds to affected consumers, a substantial amount of which has previously been refunded to consumers. The penalties and customer refund payments are covered by previously established reserves. In addition, the Corporation has agreed to certain enhancements in its vendor, third-party provider and risk management programs for certain products.

In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation

New York Attorney General (NYAG) Action

On March 25, 2014, the Corporation agreed to settle the NYAG’s claims for $15 million, reflecting the NYAG's cost of investigation and litigation, and to adopt certain corporate governance changes.

Mortgage-backed Securities Litigation and Other Government Mortgage Origination Investigations

Civil RMBS Matters Filed by the DOJ and the SEC

In connection with defendants’ motions to dismiss the DOJ and SEC complaints, the magistrate judge issued recommendations on March 27, 2014 and March 31, 2014, respectively. The magistrate judge recommended dismissal of all claims in the DOJ complaint with prejudice; on April 10, 2014, the DOJ filed objections to the recommendation, and on April 28, 2014, defendants responded. The magistrate judge recommended denial of defendants’ motion to dismiss the SEC complaint; on April 17, 2014, defendants filed objections to the recommendation, and on April 30, 2014, the SEC responded.

FHFA Settlement

On March 25, 2014, the Corporation entered into a settlement with FHFA as conservator of FNMA and FHLMC to resolve (1) all outstanding RMBS litigation between FHFA, FNMA and FHLMC, and the Corporation and its affiliates, and (2) other legacy contract claims related to representations and warranties (collectively, the FHFA Settlement). In connection with the FHFA Settlement, on April 1, 2014, the Corporation paid FNMA and FHLMC, collectively, $9.5 billion and received from them RMBS with a fair market value of approximately $3.2 billion, for a net cost of $6.3 billion. The total costs associated with the FHFA Settlement were covered by previously established reserves and an additional charge of $3.7 billion, of which $3.6 billion was litigation expense, recorded as of March 31, 2014.

Specifically, the FHFA Settlement resolved all claims asserted in: Federal Housing Finance Agency v. Countrywide Financial Corporation, et al. (the Countrywide Action), Federal Housing Finance Agency v. Bank of America Corporation, et al. (the Bank of America Action) and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al. (the Merrill Lynch Action). The securities covered by the releases in the FHFA Settlement have an original purchase cost of approximately $57.5 billion.

The Countrywide Action, the Bank of America Action and the Merrill Lynch Action have been dismissed and FHFA, FNMA and FHLMC have released the Corporation and its affiliates from the claims asserted therein.

Regulatory and Governmental Investigations

The Corporation is subject to inquiries and investigations, and may be subject to penalties and fines by the DOJ, state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (collectively, the Governmental Authorities), regarding the Corporation’s RMBS and other mortgage-related matters. The Corporation is also a party to civil litigation proceedings brought by the DOJ and certain other Governmental Authorities regarding the Corporation’s RMBS. The Corporation continues to cooperate with and has had discussions about a potential resolution of these matters with certain Governmental Authorities. There can be no assurances that these discussions will lead to a resolution of any or all of the matters. For more information, see Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

NOTE 11 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock in 2014 and through May 1, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 11, 2014	March 7, 2014	March 28, 2014	$0.01

During the three months ended March 31, 2014, under the 2013 common stock repurchase program, the Corporation repurchased and retired 86.7 million shares of common stock, which reduced shareholders' equity by $1.4 billion.

During the three months ended March 31, 2014, in connection with employee stock plans, the Corporation issued approximately 41 million shares and repurchased approximately 16 million shares of its common stock to satisfy tax withholding obligations. At March 31, 2014, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock

During the three months ended March 31, 2014, the cash dividends declared on preferred stock were $238 million.

Restricted Stock Units

During the three months ended March 31, 2014, the Corporation granted 133 million restricted stock unit (RSU) awards to certain employees under the Key Associate Stock Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2014 and 2013.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2012	$4,443	$462	$(2,869)	$(4,456)	$(377)	$(2,797)
Net change	(946)	40	172	85	(42)	(691)
Balance, March 31, 2013	$3,497	$502	$(2,697)	$(4,371)	$(419)	$(3,488)

Balance, December 31, 2013	$(3,257)	$(4)	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	1,297	(8)	208	49	(126)	1,420
Balance, March 31, 2014	$(1,960)	$(12)	$(2,069)	$(2,358)	$(638)	$(7,037)

(1)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the three months ended March 31, 2014 and 2013.

Changes in OCI Components Before- and After-tax
	Three Months Ended March 31
	2014			2013
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net change in fair value	$2,389	$(859)	$1,530	$(1,444)	$535	$(909)
Net realized gains reclassified into earnings	(376)	143	(233)	(59)	22	(37)
Net change	2,013	(716)	1,297	(1,503)	557	(946)
Available-for-sale marketable equity securities:
Net change in fair value	(13)	5	(8)	64	(24)	40
Net realized gains reclassified into earnings	—	—	—	(1)	1	—
Net change	(13)	5	(8)	63	(23)	40
Derivatives:
Net change in fair value	173	(47)	126	41	(17)	24
Net realized losses reclassified into earnings	131	(49)	82	235	(87)	148
Net change	304	(96)	208	276	(104)	172
Employee benefit plans:
Net realized losses reclassified into earnings	13	(5)	8	74	(21)	53
Settlements, curtailments and other	—	41	41	42	(10)	32
Net change	13	36	49	116	(31)	85
Foreign currency:
Net change in fair value	(96)	(29)	(125)	528	(569)	(41)
Net realized gains reclassified into earnings	(2)	1	(1)	34	(35)	(1)
Net change	(98)	(28)	(126)	562	(604)	(42)
Total other comprehensive income (loss)	$2,219	$(799)	$1,420	$(486)	$(205)	$(691)

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the three months ended March 31, 2014 and 2013. Amounts reclassified out of AFS marketable equity securities were immaterial for both the three months ended March 31, 2014 and 2013.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Three Months Ended March 31
Accumulated OCI Components	Income Statement Line Item Impacted	2014	2013
Available-for-sale debt securities:
	Gains on sales of debt securities	$377	$68
	Other-than-temporary impairment	(1)	(9)
	Income before income taxes	376	59
	Income tax expense	143	22
	Reclassification to net income	233	37
Derivatives:
Interest rate contracts	Net interest income	(281)	(275)
Equity compensation contracts	Personnel	150	40
	Loss before income taxes	(131)	(235)
	Income tax benefit	(49)	(87)
	Reclassification to net income	(82)	(148)
Employee benefit plans:
Prior service cost and net actuarial losses	Personnel	(13)	(74)
	Loss before income taxes	(13)	(74)
	Income tax benefit	(5)	(21)
	Reclassification to net income	(8)	(53)
Foreign currency:
Insignificant items	Other income (loss)	2	(34)
	Income (loss) before income taxes	2	(34)
	Income tax expense (benefit)	1	(35)
	Reclassification to net income	1	1
Total reclassification adjustments		$144	$(163)

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2014 and 2013 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2014	2013
Earnings (loss) per common share
Net income (loss)	$(276)	$1,483
Preferred stock dividends	(238)	(373)
Net income (loss) applicable to common shareholders	$(514)	$1,110
Average common shares issued and outstanding	10,560,518	10,798,975
Earnings (loss) per common share	$(0.05)	$0.10

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$(514)	$1,110
Average common shares issued and outstanding	10,560,518	10,798,975
Dilutive potential common shares (1)	—	355,803
Total diluted average common shares issued and outstanding	10,560,518	11,154,778
Diluted earnings (loss) per common share	$(0.05)	$0.10

(1)
Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants. There were no potential common shares that are dilutive for the three months ended March 31, 2014 because of the net loss.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Corporation's 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock). The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three months ended March 31, 2014, 700 million average dilutive potential common shares associated with the Series T Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three months ended March 31, 2013, the impact of the 700 million average dilutive potential common shares was included in the diluted share count under the treasury stock method, as it was more advantageous for the holder to tender cash to exercise the warrant.

For both the three months ended March 31, 2014 and 2013, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three months ended March 31, 2014, average options to purchase 101 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 135 million for the same period in 2013. For both the three months ended March 31, 2014 and 2013, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method.

NOTE 14 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 15 – Fair Value Option.

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

During the three months ended March 31, 2014, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that utilize multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. When third-party pricing services are used, the methods and assumptions are reviewed by the Corporation. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available, or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Corporation incorporates within its fair value measurements of OTC derivatives a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparty, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the Corporation's own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on market data.

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

Mortgage Servicing Rights

The fair values of MSRs are determined using models that rely on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the option-adjusted spread (OAS) levels. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

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

Deposits

The fair values of deposits are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The Corporation considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market.

Short-term Borrowings and Long-term Debt

The Corporation issues structured liabilities that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair values of these structured liabilities are estimated using quantitative models for the combined derivative and debt portions of the notes. These models incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations among these inputs. The Corporation also considers the impact of its own credit spreads in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond market.

Asset-backed Secured Financings

The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation's current origination rates for similar loans adjusted to reflect the inherent credit risk.

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at March 31, 2014 and December 31, 2013, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$68,091	$—	$—	$68,091
Trading account assets:
U.S. government and agency securities (3)	34,181	19,819	—	—	54,000
Corporate securities, trading loans and other	1,132	29,886	2,617	—	33,635
Equity securities	32,732	20,587	343	—	53,662
Non-U.S. sovereign debt	28,641	11,369	533	—	40,543
Mortgage trading loans and ABS	—	9,822	4,287	—	14,109
Total trading account assets	96,686	91,483	7,780	—	195,949
Derivative assets (4)	2,094	815,234	6,908	(778,934)	45,302
AFS debt securities:
U.S. Treasury and agency securities	27,293	2,274	—	—	29,567
Mortgage-backed securities:
Agency	—	165,747	—	—	165,747
Agency-collateralized mortgage obligations	—	18,572	—	—	18,572
Non-agency residential	—	5,258	—	—	5,258
Commercial	—	1,734	—	—	1,734
Non-U.S. securities	3,738	3,384	—	—	7,122
Corporate/Agency bonds	—	845	—	—	845
Other taxable securities	20	11,265	3,437	—	14,722
Tax-exempt securities	—	5,631	783	—	6,414
Total AFS debt securities	31,051	214,710	4,220	—	249,981
Other debt securities carried at fair value:
U.S. Treasury and agency securities	4,182	—	—	—	4,182
Mortgage-backed securities:
Agency	—	16,290	—	—	16,290
Agency-collateralized mortgage obligations	—	123	—	—	123
Commercial	—	770	—	—	770
Non-U.S. securities	12,779	1,451	—	—	14,230
Total other debt securities carried at fair value	16,961	18,634	—	—	35,595
Loans and leases	—	8,010	3,053	—	11,063
Mortgage servicing rights	—	—	4,765	—	4,765
Loans held-for-sale	—	5,436	736	—	6,172
Other assets	15,567	2,482	1,132	—	19,181
Total assets	$162,359	$1,224,080	$28,594	$(778,934)	$636,099
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,835	$—	$—	$1,835
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	34,044	—	—	34,044
Trading account liabilities:
U.S. government and agency securities	23,733	418	—	—	24,151
Equity securities	28,675	4,170	—	—	32,845
Non-U.S. sovereign debt	22,324	1,860	—	—	24,184
Corporate securities and other	781	7,079	36	—	7,896
Total trading account liabilities	75,513	13,527	36	—	89,076
Derivative liabilities (4)	2,529	799,499	7,483	(772,600)	36,911
Short-term borrowings	—	2,305	—	—	2,305
Accrued expenses and other liabilities	11,004	1,692	8	—	12,704
Long-term debt	—	43,732	1,841	—	45,573
Total liabilities	$89,046	$896,634	$9,368	$(772,600)	$222,448

(1)	During the three months ended March 31, 2014, gross transfers between Level 1 and Level 2 were not significant.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Includes $25.2 billion of government-sponsored enterprise obligations.

(4)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

	December 31, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$75,614	$—	$—	$75,614
Trading account assets:
U.S. government and agency securities (3)	34,222	14,625	—	—	48,847
Corporate securities, trading loans and other	1,147	27,746	3,559	—	32,452
Equity securities	41,324	22,741	386	—	64,451
Non-U.S. sovereign debt	24,357	12,399	468	—	37,224
Mortgage trading loans and ABS	—	13,388	4,631	—	18,019
Total trading account assets	101,050	90,899	9,044	—	200,993
Derivative assets (4)	2,374	910,602	7,277	(872,758)	47,495
AFS debt securities:
U.S. Treasury and agency securities	6,591	2,363	—	—	8,954
Mortgage-backed securities:
Agency	—	164,935	—	—	164,935
Agency-collateralized mortgage obligations	—	22,492	—	—	22,492
Non-agency residential	—	6,239	—	—	6,239
Commercial	—	2,480	—	—	2,480
Non-U.S. securities	3,698	3,415	107	—	7,220
Corporate/Agency bonds	—	873	—	—	873
Other taxable securities	20	12,963	3,847	—	16,830
Tax-exempt securities	—	5,122	806	—	5,928
Total AFS debt securities	10,309	220,882	4,760	—	235,951
Other debt securities carried at fair value:
U.S. Treasury and agency securities	4,062	—	—	—	4,062
Mortgage-backed securities:
Agency	—	16,500	—	—	16,500
Agency-collateralized mortgage obligations	—	218	—	—	218
Commercial	—	749	—	—	749
Non-U.S. securities	7,457	3,858	—	—	11,315
Total other debt securities carried at fair value	11,519	21,325	—	—	32,844
Loans and leases	—	6,985	3,057	—	10,042
Mortgage servicing rights	—	—	5,042	—	5,042
Loans held-for-sale	—	5,727	929	—	6,656
Other assets	14,474	1,912	1,669	—	18,055
Total assets	$139,726	$1,333,946	$31,778	$(872,758)	$632,692
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,899	$—	$—	$1,899
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	33,684	—	—	33,684
Trading account liabilities:
U.S. government and agency securities	26,915	348	—	—	27,263
Equity securities	23,874	3,711	—	—	27,585
Non-U.S. sovereign debt	20,755	1,387	—	—	22,142
Corporate securities and other	518	5,926	35	—	6,479
Total trading account liabilities	72,062	11,372	35	—	83,469
Derivative liabilities (4)	1,968	897,107	7,301	(868,969)	37,407
Short-term borrowings	—	1,520	—	—	1,520
Accrued expenses and other liabilities	10,130	1,093	10	—	11,233
Long-term debt	—	45,045	1,990	—	47,035
Total liabilities	$84,160	$991,720	$9,336	$(868,969)	$216,247

(1)
During 2013, $500 million of other assets were transferred from Level 1 to Level 2 primarily due to a restriction that became effective for a private equity investment that was subsequently sold once the restriction was lifted.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Includes $17.2 billion of government-sponsored enterprise obligations.

(4)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2014
Trading account assets:
Corporate securities, trading loans and other	$3,559	$122	$—	$286	$(354)	$—	$(238)	$148	$(906)	$2,617
Equity securities	386	19	—	30	(29)	—	—	7	(70)	343
Non-U.S. sovereign debt	468	55	—	23	(6)	—	(6)	—	(1)	533
Mortgage trading loans and ABS	4,631	78	—	366	(552)	—	(224)	—	(12)	4,287
Total trading account assets	9,044	274	—	705	(941)	—	(468)	155	(989)	7,780
Net derivative assets (2)	(24)	5	—	125	(618)	—	(101)	12	26	(575)
AFS debt securities:
Non-U.S. securities	107	—	—	—	—	—	(107)	—	—	—
Other taxable securities	3,847	8	(2)	47	—	—	(463)	—	—	3,437
Tax-exempt securities	806	1	1	—	—	—	(25)	—	—	783
Total AFS debt securities	4,760	9	(1)	47	—	—	(595)	—	—	4,220
Loans and leases (3, 4)	3,057	32	—	—	(3)	689	(723)	6	(5)	3,053
Mortgage servicing rights (4)	5,042	(290)	—	—	(20)	265	(232)	—	—	4,765
Loans held-for-sale (3)	929	12	—	—	(3)	—	(201)	—	(1)	736
Other assets (5)	1,669	(60)	—	—	(269)	—	(208)	—	—	1,132
Trading account liabilities – Corporate securities and other	(35)	1	—	3	(7)	—	—	—	2	(36)
Accrued expenses and other liabilities (3)	(10)	1	—	—	—	—	—	—	1	(8)
Long-term debt (3)	(1,990)	(67)	—	46	—	(9)	119	(144)	204	(1,841)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.

During the three months ended March 31, 2014, the transfers into Level 3 included $155 million of trading account assets and $144 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities, primarily municipal bonds. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended March 31, 2014, the transfers out of Level 3 included $989 million of trading account assets and $204 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and availability of third-party prices for certain corporate loans and securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2013
				Gross
(Dollars in millions)	Balance January 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2013
Trading account assets:
Corporate securities, trading loans and other	$3,726	$88	$—	$805	$(966)	$—	$(140)	$218	$(124)	$3,607
Equity securities	545	42	—	29	(109)	—	—	8	(18)	497
Non-U.S. sovereign debt	353	51	—	15	(1)	—	—	—	(1)	417
Mortgage trading loans and ABS	4,935	162	—	653	(643)	—	(631)	5	(1)	4,480
Total trading account assets	9,559	343	—	1,502	(1,719)	—	(771)	231	(144)	9,001
Net derivative assets (2)	1,468	293	—	179	(466)	—	(660)	52	197	1,063
AFS debt securities:
Non-agency commercial MBS	10	—	—	—	—	—	—	—	—	10
Non-U.S securities	—	—	—	1	—	—	—	—	—	1
Corporate/Agency bonds	92	—	4	—	—	—	—	—	—	96
Other taxable securities	3,928	—	2	243	—	—	(128)	—	—	4,045
Tax-exempt securities	1,061	1	3	—	—	—	(24)	—	—	1,041
Total AFS debt securities	5,091	1	9	244	—	—	(152)	—	—	5,193
Loans and leases (3, 4)	2,287	51	—	71	—	5	(41)	—	(10)	2,363
Mortgage servicing rights (4)	5,716	434	—	—	(183)	123	(314)	—	—	5,776
Loans held-for-sale (3)	2,733	(39)	—	—	(210)	—	(101)	22	—	2,405
Other assets (5)	3,129	(448)	—	17	(27)	—	(42)	—	—	2,629
Trading account liabilities – Corporate securities and other	(64)	—	—	7	(14)	—	—	(8)	21	(58)
Accrued expenses and other liabilities (3)	(15)	29	—	—	—	(586)	116	—	1	(455)
Long-term debt (3)	(2,301)	11	—	89	(4)	(36)	60	(381)	207	(2,355)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $8.0 billion and derivative liabilities of $6.9 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

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

During the three months ended March 31, 2013, the transfers out of Level 3 included $144 million of trading account assets, $197 million of net derivative assets and $207 million of long-term debt. Transfers out of Level 3 for trading account assets primarily related to increased market liquidity for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets primarily related to increased price observability (i.e., market comparables for the reference instruments) for certain options. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

The table below summarizes gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2014 and 2013. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended March 31, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$122	$—	$—	$122
Equity securities	19	—	—	19
Non-U.S. sovereign debt	55	—	—	55
Mortgage trading loans and ABS	78	—	—	78
Total trading account assets	274	—	—	274
Net derivative assets	(168)	173	—	5
AFS debt securities:
Other taxable securities	—	—	8	8
Tax-exempt securities	—	—	1	1
Total AFS debt securities	—	—	9	9
Loans and leases (3)	—	—	32	32
Mortgage servicing rights	(5)	(285)	—	(290)
Loans held-for-sale (3)	—	—	12	12
Other assets	—	(36)	(24)	(60)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	—	1	1
Long-term debt (3)	(53)	—	(14)	(67)
Total	$49	$(148)	$16	$(83)

	Three Months Ended March 31, 2013
Trading account assets:
Corporate securities, trading loans and other	$88	$—	$—	$88
Equity securities	42	—	—	42
Non-U.S. sovereign debt	51	—	—	51
Mortgage trading loans and ABS	162	—	—	162
Total trading account assets	343	—	—	343
Net derivative assets	(114)	407	—	293
AFS debt securities – Tax-exempt securities	—	—	1	1
Loans and leases (3)	—	—	51	51
Mortgage servicing rights	—	434	—	434
Loans held-for-sale (3)	—	4	(43)	(39)
Other assets	—	(3)	(445)	(448)
Accrued expenses and other liabilities (3)	—	29	—	29
Long-term debt (3)	22	—	(11)	11
Total	$251	$871	$(447)	$675

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment losses of $23 million and gains of $2 million recorded on other assets were also included for the three months ended March 31, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The table below summarizes changes in unrealized gains (losses) recorded in earnings during the three months ended March 31, 2014 and 2013 for Level 3 assets and liabilities that were still held at March 31, 2014 and 2013. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended March 31, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$111	$—	$—	$111
Equity securities	17	—	—	17
Non-U.S. sovereign debt	55	—	—	55
Mortgage trading loans and ABS	16	—	—	16
Total trading account assets	199	—	—	199
Net derivative assets	(212)	44	—	(168)
Loans and leases (3)	—	—	28	28
Mortgage servicing rights	(5)	(468)	—	(473)
Loans held-for-sale (3)	—	—	4	4
Other assets	—	(28)	6	(22)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	—	1	1
Long-term debt (3)	(53)	—	(14)	(67)
Total	$(70)	$(452)	$25	$(497)

	Three Months Ended March 31, 2013
Trading account assets:
Corporate securities, trading loans and other	$48	$—	$—	$48
Equity securities	33	—	—	33
Non-U.S. sovereign debt	51	—	—	51
Mortgage trading loans and ABS	89	—	—	89
Total trading account assets	221	—	—	221
Net derivative assets	(169)	246	—	77
Loans and leases (3)	—	—	43	43
Mortgage servicing rights	—	336	—	336
Loans held-for-sale (3)	—	10	(52)	(42)
Other assets	—	12	(462)	(450)
Accrued expenses and other liabilities (3)	—	25	—	25
Long-term debt (3)	21	—	(11)	10
Total	$73	$629	$(482)	$220

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $9 million and losses of $15 million recorded on other assets were also included for the three months ended March 31, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at March 31, 2014 and December 31, 2013.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$3,864	Discounted cash flow, Market comparables	Yield	1% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	326		Prepayment speed	0% to 35% CPR	9%
Loans and leases	2,802		Default rate	1% to 15% CDR	6%
Loans held-for-sale	736		Loss severity	21% to 80%	33%
Commercial loans, debt securities and other	$10,027	Discounted cash flow, Market comparables	Yield	0% to 40%	4%
Trading account assets – Corporate securities, trading loans and other	2,488		Enterprise value/EBITDA multiple	1x to 31x	8x
Trading account assets – Non-U.S. sovereign debt	533		Prepayment speed	5% to 40%	19%
Trading account assets – Mortgage trading loans and ABS	3,961		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	2,794		Loss severity	25% to 42%	36%
Loans and leases	251		Duration	0 years to 5 years	4 years
Auction rate securities	$1,555	Discounted cash flow, Market comparables	Projected tender price/Refinancing level	60% to 100%	96%
Trading account assets – Corporate securities, trading loans and other	129
AFS debt securities – Other taxable securities	643
AFS debt securities – Tax-exempt securities	783
Structured liabilities
Long-term debt	$(1,841)	Industry standard derivative pricing (2, 3)	Equity correlation	22% to 98%	68%
			Long-dated equity volatilities	6% to 58%	22%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivatives assets
Credit derivatives	$529	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 25%	15%
			Upfront points	1 point to 100 points	61 points
			Spread to index	0 bps to 475 bps	97 bps
			Credit correlation	24% to 99%	51%
			Prepayment speed	3% to 40% CPR	14%
			Default rate	1% to 5% CDR	3%
			Loss severity	20% to 42%	35%
Equity derivatives	$(1,782)	Industry standard derivative pricing (2)	Equity correlation	22% to 98%	68%
			Long-dated equity volatilities	6% to 58%	22%
Commodity derivatives	$48	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$3/MMBtu to $8/MMBtu	$5/MMBtu
			Correlation	47% to 89%	81%
			Volatilities	11% to 111%	29%
Interest rate derivatives	$630	Industry standard derivative pricing (3)	Correlation (IR/IR)	20% to 99%	60%
			Correlation (FX/IR)	-30% to 40%	-5%
			Long-dated inflation rates	0% to 3%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(575)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 213: Trading account assets – Corporate securities, trading loans and other of $2.6 billion, Trading account assets – Non-U.S. sovereign debt of $533 million, Trading account assets – Mortgage trading loans and ABS of $4.3 billion, AFS debt securities – Other taxable securities of $3.4 billion, AFS debt securities – Tax-exempt securities of $783 million, Loans and leases of $3.1 billion and LHFS of $736 million.

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
IR = Interest Rate
FX = Foreign Exchange

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2013
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$3,443	Discounted cash flow, Market comparables	Yield	2% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	363		Prepayment speed	0% to 35% CPR	9%
Loans and leases	2,151		Default rate	1% to 20% CDR	6%
Loans held-for-sale	929		Loss severity	21% to 80%	35%
Commercial loans, debt securities and other	$12,135	Discounted cash flow, Market comparables	Yield	0% to 45%	5%
Trading account assets – Corporate securities, trading loans and other	3,462		Enterprise value/EBITDA multiple	0x to 24x	7x
Trading account assets – Non-U.S. sovereign debt	468		Prepayment speed	5% to 40%	19%
Trading account assets – Mortgage trading loans and ABS	4,268		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	3,031		Loss severity	25% to 42%	36%
Loans and leases	906		Duration	1 year to 5 years	4 years
Auction rate securities	$1,719	Discounted cash flow, Market comparables	Project tender price/Refinancing level	60% to 100%	96%
Trading account assets – Corporate securities, trading loans and other	97
AFS debt securities – Other taxable securities	816
AFS debt securities – Tax-exempt securities	806
Structured liabilities
Long-term debt	$(1,990)	Industry standard derivative pricing (2, 3)	Equity correlation	18% to 98%	70%
			Long-dated equity volatilities	4% to 63%	27%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivatives assets
Credit derivatives	$1,008	Discounted cash flow, Stochastic recovery correlation model	Yield	3% to 25%	14%
			Upfront points	0 points to 100 points	63 points
			Spread to index	-1,407 bps to 1,741 bps	91 bps
			Credit correlation	14% to 99%	47%
			Prepayment speed	3% to 40% CPR	13%
			Default rate	1% to 5% CDR	3%
			Loss severity	20% to 42%	35%
Equity derivatives	$(1,596)	Industry standard derivative pricing (2)	Equity correlation	18% to 98%	70%
			Long-dated equity volatilities	4% to 63%	27%
Commodity derivatives	$6	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$3/MMBtu to $11/MMBtu	$6/MMBtu
			Correlation	47% to 89%	81%
			Volatilities	9% to 109%	30%
Interest rate derivatives	$558	Industry standard derivative pricing (3)	Correlation (IR/IR)	24% to 99%	60%
			Correlation (FX/IR)	-30% to 40%	-4%
			Long-dated inflation rates	0% to 3%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(24)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 214: Trading account assets – Corporate securities, trading loans and other of $3.6 billion, Trading account assets – Non-U.S. sovereign debt of $468 million, Trading account assets – Mortgage trading loans and ABS of $4.6 billion, AFS debt securities – Other taxable securities of $3.8 billion, AFS debt securities – Tax-exempt securities of $806 million, Loans and leases of $3.1 billion and LHFS of $929 million.

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
FX = Foreign Exchange

In the tables above, instruments backed by residential real estate assets include RMBS, whole loans and mortgage CDOs. Commercial loans, debt securities and other include corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option.

In addition to the instruments in the tables above, the Corporation held $504 million and $767 million of instruments at March 31, 2014 and December 31, 2013 consisting primarily of certain direct private equity investments and private equity funds that were classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

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

The level of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At March 31, 2014 and December 31, 2013, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.

For more information on the inputs and techniques used in the valuation of MSRs, see Note 17 – Mortgage Servicing Rights.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Loans and Securities

For instruments backed by residential real estate assets and commercial loans, debt securities and other, a significant increase in market yields, default rates, loss severities or duration would result in a significantly lower fair value for long positions. Short positions would be impacted in a directionally opposite way. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

For auction rate securities, a significant increase in projected tender price/refinancing levels would result in a significantly higher fair value.

Structured Liabilities and Derivatives

For credit derivatives, a significant increase in market yield, including spreads to indices, upfront points (i.e., a single upfront payment made by a protection buyer at inception), default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

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

For equity derivatives, interest rate derivatives and structured liabilities, a significant change in long-dated rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security and an index, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value; however, the magnitude and direction of the impact depends on whether the Corporation is long or short the exposure.

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three months ended March 31, 2014 and 2013, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis
	March 31, 2014		Three Months Ended March 31, 2014
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$4,325	$104	$(3)
Loans and leases	17	1,733	(330)
Foreclosed properties (1)	4	1,179	(14)
Other assets	77	—	—

	March 31, 2013		Three Months Ended March 31, 2013
Assets
Loans held-for-sale	$3,902	$795	$(96)
Loans and leases	20	3,619	(640)
Foreclosed properties (1)	48	1,981	(19)
Other assets	65	12	(6)

(1)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value of, and related losses on, foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at March 31, 2014 and December 31, 2013.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

	March 31, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$1,733	Market comparables	OREO discount	0% to 25%	10%
Loans and leases	1,733		Cost to sell	8%	n/a

	December 31, 2013
Instruments backed by residential real estate assets	$5,240	Market comparables	OREO discount	0% to 19%	8%
Loans and leases	5,240		Cost to sell	8%	n/a
n/a = not applicable

Instruments backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral. In addition to the instruments disclosed in the table above, the Corporation holds foreclosed residential properties where the fair value is based on unadjusted third-party appraisals or broker price opinions. Appraisals are generally conducted every 90 days. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.

NOTE 15 – Fair Value Option

The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2014 and December 31, 2013.

Fair Value Option Elections
	March 31, 2014			December 31, 2013
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets (1)	$2,890	$5,675	$(2,785)	$2,200	$4,315	$(2,115)
Trading inventory – other	5,522	n/a	n/a	5,475	n/a	n/a
Consumer and commercial loans	11,063	11,395	(332)	10,042	10,423	(381)
Loans held-for-sale	6,172	6,280	(108)	6,656	6,996	(340)
Securities financing agreements	102,135	101,890	245	109,298	109,032	266
Other assets	266	270	(4)	278	270	8
Long-term deposits	1,835	1,734	101	1,899	1,797	102
Unfunded loan commitments	338	n/a	n/a	354	n/a	n/a
Short-term borrowings	2,305	2,305	—	1,520	1,520	—
Long-term debt (2)	45,573	45,352	221	47,035	46,669	366

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $39.1 billion and contractual principal outstanding of $38.2 billion at March 31, 2014 compared to $40.7 billion and $39.7 billion at December 31, 2013.

n/a = not applicable

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013. Of the changes in fair value for LHFS and loans and loan commitments, gains of $27 million and $43 million were attributable to changes in borrower-specific credit risk for the three months ended March 31, 2014 compared to gains of $106 million and $128 million for the same period in 2013. Changes to borrower-specific credit risk for loans reported as trading account assets were immaterial for the three months ended March 31, 2014 and 2013.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended March 31, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$34	$—	$—	$34
Trading inventory – other (1)	(168)	—	—	(168)
Consumer and commercial loans	5	—	52	57
Loans held-for-sale (2)	(1)	155	40	194
Securities financing agreements	(22)	—	—	(22)
Other assets	—	—	(2)	(2)
Long-term deposits	13	—	(9)	4
Unfunded loan commitments	—	—	9	9
Short-term borrowings	36	—	—	36
Long-term debt (3)	(368)	—	197	(171)
Total	$(471)	$155	$287	$(29)

	Three Months Ended March 31, 2013
Loans reported as trading account assets	$29	$—	$—	$29
Trading inventory – other (1)	286	—	—	286
Consumer and commercial loans	(1)	—	102	101
Loans held-for-sale (2)	8	278	(10)	276
Securities financing agreements	23	—	—	23
Other assets	—	—	5	5
Long-term deposits	—	—	19	19
Asset-backed secured financings	—	(44)	—	(44)
Unfunded loan commitments	—	—	65	65
Short-term borrowings	(39)	—	—	(39)
Accrued expenses and other liabilities	—	29	—	29
Long-term debt (3)	(1,269)	—	(90)	(1,359)
Total	$(963)	$263	$91	$(609)

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

(3)
The majority of the net losses in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spreads.

NOTE 16 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at March 31, 2014 and December 31, 2013 was carried at fair value on the Consolidated Balance Sheet.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed and other short-term investments, federal funds sold and purchased, certain resale and repurchase agreements, customer and other receivables, customer payables (within accrued expenses and other liabilities on the Consolidated Balance Sheet), and short-term borrowings approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation elected to account for certain resale and repurchase agreements under the fair value option.

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Time deposits placed and other short-term investments, such as U.S. government securities and short-term commercial paper, are classified as Level 1 and Level 2. Federal funds sold and purchased are classified as Level 2. Resale and repurchase agreements are classified as Level 2 because they are generally short-dated and/or variable-rate instruments collateralized by U.S. government or agency securities. Customer and other receivables primarily consist of margin loans, servicing advances and other accounts receivable and are classified as Level 2 and Level 3. Customer payables and short-term borrowings are classified as Level 2.

Held-to-maturity Debt Securities

HTM debt securities, which consist primarily of U.S. agency debt securities, are classified as Level 2 using the same methodologies as AFS U.S. agency debt securities. For more information on HTM debt securities, see Note 3 – Securities.

Loans

The fair values for commercial and consumer loans are generally determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation's best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan losses and excludes leases. The Corporation elected to account for certain commercial loans and residential mortgage loans under the fair value option.

Deposits

The fair value for certain deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of non-U.S. time deposits approximates fair value. For deposits with no stated maturities, the carrying value was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation's long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits under the fair value option.

Long-term Debt

The Corporation uses quoted market prices, when available, to estimate fair value for its long-term debt. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities. The Corporation accounts for certain structured liabilities under the fair value option.

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2014 and December 31, 2013 are presented in the table below.

Fair Value of Financial Instruments
	March 31, 2014				December 31, 2013
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$875,072	$101,037	$783,300	$884,337	$885,724	$102,564	$789,273	$891,837
Loans held-for-sale	12,317	10,304	2,111	12,415	11,362	8,872	2,613	11,485
Financial liabilities
Deposits	1,133,650	1,133,878	—	1,133,878	1,119,271	1,119,512	—	1,119,512
Long-term debt	254,785	263,129	1,841	264,970	249,674	257,402	1,990	259,392

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $845 million and $3.3 billion at March 31, 2014, and $830 million and $3.7 billion at December 31, 2013. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 10 – Commitments and Contingencies.

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

The table below presents activity for residential mortgage and home equity MSRs for the three months ended March 31, 2014 and 2013.

Rollforward of Mortgage Servicing Rights
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Balance, January 1	$5,042	$5,716
Additions	265	123
Sales	(20)	(183)
Amortization of expected cash flows (1)	(232)	(314)
Impact of changes in interest rates and other market factors (2)	(317)	332
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to increases in costs to service loans	(36)	(134)
Impact of changes in the Home Price Index	(11)	(79)
Impact of changes to the prepayment model	160	175
Other model changes (4)	(86)	140
Balance, March 31	$4,765	$5,776
Mortgage loans serviced for investors (in billions)	$542	$949

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows. Also included is a decrease of $96 million for the three months ended March 31, 2014 due to changes in OAS rate assumptions.

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

Significant economic assumptions in estimating the fair value of MSRs at March 31, 2014 and December 31, 2013 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions
	March 31, 2014		December 31, 2013
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.25%	7.59%	3.97%	7.61%
Weighted-average life, in years	5.44	2.84	5.70	2.86

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

Sensitivity Impacts
	March 31, 2014
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.24	years	0.19	years	$262
Impact of 20% decrease	0.51		0.42		552

Impact of 10% increase	(0.22)		(0.17)		(239)
Impact of 20% increase	(0.41)		(0.32)		(457)
OAS level
Impact of 100 bps decrease					$236
Impact of 200 bps decrease					494

Impact of 100 bps increase					(217)
Impact of 200 bps increase					(418)

NOTE 18 – Business Segment Information

The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other.

Consumer & Business Banking

CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards in the U.S. to consumers and small businesses. Customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 5,100 banking centers, 16,200 ATMs, nationwide call centers, and online and mobile platforms. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions through a network of offices and client relationship teams along with various product partners to U.S.-based companies generally with annual sales of $1 million to $50 million.

Consumer Real Estate Services

CRES provides an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOCs) and home equity loans. First mortgage products are generally either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the balance sheet in Home Loans or in All Other for ALM purposes. Newly originated HELOCs and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

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

Global Wealth & Investment Management

GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to ultra high net-worth. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management, and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients.

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

Global Markets

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets' product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of market-making activities in these products, Global Markets may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and ABS. The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. During the three months ended March 31, 2014, the results for structured liabilities including DVA were moved into Global Markets from All Other to better align the performance and risk management of these instruments. As such, net DVA in Global Markets represents the combined total of net DVA on derivatives and structured liabilities. Prior periods have been reclassified to conform to current period presentation.

All Other

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to the business segments. Additionally, certain residential mortgage loans that are managed by CRES are held in All Other. During the three months ended March 31, 2014, the results for structured liabilities including DVA (previously referred to as fair value adjustments on structured liabilities) were moved from All Other into Global Markets to better align the performance and risk management of these instruments. Prior periods have been reclassified to conform to current period presentation.

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

Total revenue, net of interest expense, includes net interest income on a FTE basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation's ALM activities. In addition, the business segments are impacted by the migration of customers and clients and their deposit and loan balances between client-managed businesses, primarily CBB, CRES and GWIM. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers or clients migrated.

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

The following tables present net income and the components thereto (with net interest income on a FTE basis) for the three months ended March 31, 2014 and 2013, and total assets at March 31, 2014 and 2013 for each business segment, as well as All Other.

Business Segments
At and for the Three Months Ended March 31
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Net interest income (FTE basis)	$10,286	$10,875	$4,951	$5,013	$701	$743
Noninterest income	12,481	12,533	2,487	2,399	491	1,569
Total revenue, net of interest expense (FTE basis)	22,767	23,408	7,438	7,412	1,192	2,312
Provision for credit losses	1,009	1,713	812	952	25	335
Amortization of intangibles	239	276	101	127	—	—
Other noninterest expense	21,999	19,224	3,874	4,028	8,129	5,405
Income (loss) before income taxes	(480)	2,195	2,651	2,305	(6,962)	(3,428)
Income tax expense (benefit) (FTE basis)	(204)	712	993	857	(1,935)	(1,272)
Net income (loss)	$(276)	$1,483	$1,658	$1,448	$(5,027)	$(2,156)
Period-end total assets	$2,149,851	$2,174,819	$613,244	$593,338	$112,264	$129,118

			Global Wealth & Investment Management		Global Banking
			2014	2013	2014	2013
Net interest income (FTE basis)			$1,485	$1,596	$2,301	$2,159
Noninterest income			3,062	2,825	1,968	1,871
Total revenue, net of interest expense (FTE basis)			4,547	4,421	4,269	4,030
Provision for credit losses			23	22	265	149
Amortization of intangibles			94	99	12	16
Other noninterest expense			3,265	3,153	2,016	1,826
Income before income taxes			1,165	1,147	1,976	2,039
Income tax expense (FTE basis)			436	426	740	758
Net income			$729	$721	$1,236	$1,281
Period-end total assets			$274,234	$268,266	$396,952	$321,169

			Global Markets		All Other
			2014	2013	2014	2013
Net interest income (FTE basis)			$1,000	$1,110	$(152)	$254
Noninterest income			4,015	3,670	458	199
Total revenue, net of interest expense (FTE basis)			5,015	4,780	306	453
Provision for credit losses			19	5	(135)	250
Amortization of intangibles			16	16	16	18
Other noninterest expense			3,062	3,058	1,653	1,754
Income (loss) before income taxes			1,918	1,701	(1,228)	(1,569)
Income tax expense (benefit) (FTE basis)			608	589	(1,046)	(646)
Net income (loss)			$1,310	$1,112	$(182)	$(923)
Period-end total assets			$594,936	$626,798	$158,221	$236,130

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended March 31
(Dollars in millions)	2014	2013
Segments' total revenue, net of interest expense (FTE basis)	$22,461	$22,955
Adjustments:
ALM activities	80	(230)
Equity investment income	674	520
Liquidating businesses and other	(448)	163
FTE basis adjustment	(201)	(211)
Consolidated revenue, net of interest expense	$22,566	$23,197

Segments' net income (loss)	$(94)	$2,406
Adjustments, net of taxes:
ALM activities	311	(457)
Equity investment income	421	328
Liquidating businesses and other	(914)	(794)
Consolidated net income (loss)	$(276)	$1,483

	March 31
	2014	2013
Segments' total assets	$1,991,630	$1,938,689
Adjustments:
ALM activities, including securities portfolio	685,136	690,741
Equity investments	2,118	4,858
Liquidating businesses and other	80,176	77,548
Elimination of segment asset allocations to match liabilities	(609,209)	(537,017)
Consolidated total assets	$2,149,851	$2,174,819

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended March 31, 2014. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2, 3)
January 1 - 31, 2014	24,864	$16.77	24,040	$1,376
February 1 - 28, 2014	51,351	16.61	38,097	744
March 1 - 31, 2014	26,556	16.54	24,551	4,000
Three Months Ended March 31, 2014	102,771	16.63

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 14, 2013, the Corporation announced that its Board of Directors authorized the repurchase of up to $5.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, over four quarters beginning with the second quarter of 2013. This stock repurchase program expired on March 31, 2014. For additional information, see Capital Management – CCAR and Capital Planning on page 55 and Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

(3)
On March 26, 2014, the Corporation announced that the Federal Reserve had informed the Corporation that it completed its 2014 Comprehensive Capital Analysis and Review and did not object to our 2014 capital plan, which included a request to repurchase up to $4.0 billion of common stock over four quarters beginning in the second quarter of 2014. On March 26, 2014, the Corporation’s Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, over four quarters beginning with the second quarter of 2014. On April 28, 2014, the Corporation issued a press release announcing the suspension of the previously announced planned 2014 capital actions, including the repurchase authorization of up to $4.0 billion in common stock over four quarters announced on March 26, 2014. For additional information, see Capital Management – CCAR and Capital Planning on page 55.

The Corporation did not have any unregistered sales of its equity securities during the three months ended March 31, 2014.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant's Quarterly Report on Form10-Q (File No. 1-6523) for the quarterly period ended June 30, 2013 filed on August 1, 2013

Exhibit 3(b)
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K (File No. 1-6523) filed on August 22, 2013

Exhibit 10(a)
Form of Performance Restricted Stock Units Award Agreement (February 2014 and subsequent grants), including grants to named executive officers (1)*, awarded under the Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010

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

Bank of America Corporation Registrant

Date:	May 1, 2014	/s/ Neil A. Cotty
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
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K (File No. 1-6523) filed on August 22, 2013

Exhibit 10(a)
Form of Performance Restricted Stock Units Award Agreement (February 2014 and subsequent grants), including grants to named executive officers (1)*, awarded under the Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010

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