Form 10-Q
period 2014-06-30
BANK OF AMERICA CORP /DE/
filed 2014-07-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Yes      No ✓
On July 28, 2014, there were 10,515,862,599 shares of Bank of America Corporation Common Stock outstanding.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K, and in any of the Corporation's subsequent Securities and Exchange Commission filings: the potential negative impacts of the Corporation’s prior adjustment to its regulatory capital ratios, including, without limitation, the results of the Federal Reserve's review of the information pursuant to the Comprehensive Capital Analysis and Review, or the revised capital actions that have been submitted to the Federal Reserve; the Corporation’s ability to resolve representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more counterparties, including monolines or private-label and other investors; the possibility that final court approval of negotiated settlements is not obtained; the possibility that the court decision with respect to the BNY Mellon Settlement is overturned on appeal in whole or in part; potential claims, damages, penalties and fines resulting from pending or future litigation, governmental proceedings or inquiries, and regulatory proceedings, including proceedings instituted by the U.S. Department of Justice, state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force concerning mortgage-related matters; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation’s competitive practices; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; the possibility that future claims, damages, penalties and fines may occur in excess of the Corporation's recorded liability and estimated range of possible losses for litigation exposures; uncertainties about the financial stability, growth rates and the geopolitical environment of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; uncertainties related to the timing and pace of Federal Reserve tapering of quantitative easing, and the impact on global interest rates, currency exchange rates, and economic conditions in a number of countries; the possibility of future inquiries or investigations regarding pending or completed foreclosure activities; the possibility that unexpected foreclosure delays could impact the rate of decline of default-related servicing costs; uncertainty regarding timing and the potential impact of regulatory capital and liquidity requirements (including Basel 3); the negative impact of the Financial Reform Act on the Corporation’s businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation’s actions to mitigate such impacts; the potential impact of implementing and conforming to the Volcker Rule; the potential impact of future derivative regulations; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; reputational damage that may result from negative publicity, fines and penalties from regulatory violations and judicial proceedings; the Corporation’s ability to fully realize the anticipated cost savings in Legacy Assets & Servicing and the anticipated cost savings and other benefits from Project New BAC, including in accordance with currently anticipated timeframes; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks; the impact on the Corporation’s business, financial condition and results of operations of a potential higher interest rate environment; and other similar matters.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under two national bank charters: Bank of America, National Association (Bank of America, N.A. or BANA) and FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On April 16, 2014, FIA and BANA filed an application with the Office of the Comptroller of the Currency (OCC) for consent to merge FIA into BANA and, if approved, we expect to complete the merger on October 1, 2014. At June 30, 2014, the Corporation had approximately $2.2 trillion in assets and approximately 233,000 full-time equivalent employees.

As of June 30, 2014, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and we serve approximately 49 million consumer and small business relationships with approximately 5,000 banking centers, 16,000 ATMs, nationwide call centers, and leading online (www.bankofamerica.com) and mobile banking platforms. We offer industry-leading support to more than three million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Second Quarter 2014 Economic and Business Environment

In the U.S., economic growth rebounded in the second quarter of 2014 following contraction in the first quarter of 2014. Improved weather conditions positively impacted manufacturing, housing activity and retail spending. Exports continued to increase, while the trade deficit continued to widen. Employment gains strengthened during the quarter and the unemployment rate dropped to 6.1 percent at quarter end. Inflation, while moving slightly higher during the quarter due to higher transportation, food and housing costs, remained below the Board of Governors of the Federal Reserve System's (Federal Reserve) longer-term target of two percent.

Amid expectations that accommodative monetary policy would be only gradually removed, longer-term U.S. Treasury yields continued to decline over the quarter, while equity markets increased. The Federal Reserve continued to reduce its securities purchases, bringing targeted monthly purchases to $35 billion in July. The Federal Reserve also indicated that it would likely end its securities purchases in October.

Internationally, modest economic growth continued in the Eurozone in the second quarter of 2014, while healthy expansion continued in the U.K. The economy slowed in Japan following accelerated gains ahead of a consumption tax increase in the first quarter of 2014. China’s economy stabilized in the second quarter of 2014 after slowing modestly in recent quarters. For more information on our international exposure, see Non-U.S. Portfolio on page 113.

Recent Events

AIG Settlement

On July 15, 2014, the Corporation and certain of its subsidiaries entered into a settlement agreement with American International Group, Inc. (AIG) to resolve all outstanding residential mortgage-backed securities (RMBS) litigation claims between the parties in exchange for a payment to AIG of $650 million. The settlement also provides for the withdrawal by AIG of its objection in the Bank of New York Mellon Settlement (BNY Mellon Settlement) court approval proceeding, including its participation in all pending appeals. Separately, on July 15, 2014, certain of our subsidiaries entered into a settlement agreement to resolve all outstanding mortgage insurance (MI) disputes brought by the Corporation against three AIG subsidiaries (the United Guaranty entities). This settlement will resolve all of the Corporation's pending MI litigation with the United Guaranty entities regarding legacy first- and second-lien mortgages originated or acquired by certain of our subsidiaries prior to 2009. The settlement with the United Guaranty entities with respect to policies related to first-lien mortgages is subject to the consent of the GSEs; and the inclusion of loans other than GSE-insured loans is subject to obtaining any other necessary consents.

For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Capital Management

On April 28, 2014, we announced the revision of certain regulatory capital amounts and ratios that had previously been reported, and suspended our previously announced 2014 capital actions stating that we would resubmit information pursuant to the 2014 Comprehensive Capital Analysis and Review (CCAR) to the Federal Reserve. On May 27, 2014, subsequent to a third-party review, we updated and resubmitted our requested capital actions and certain 2014 CCAR schedules to the Federal Reserve and we addressed the quantitative adjustments to our original capital plan as part of that resubmission. The requested capital actions contained in the resubmission are less than the 2014 capital actions previously submitted to the Federal Reserve. Pursuant to CCAR capital plan rules, the Federal Reserve has until August 10, 2014 to respond to our resubmitted 2014 CCAR items, including the requested capital actions.

Until the Federal Reserve acts on our 2014 CCAR resubmission, we must obtain the Federal Reserve's approval prior to any capital distributions. However, the Federal Reserve approved certain capital actions, including continued payment of a quarterly common stock dividend of $0.01 per share, subject to declaration by the Corporation's Board of Directors (the Board), the amendment to the terms of the Corporation’s 6% Cumulative Perpetual Preferred Stock, Series T (Series T Preferred Stock) as described below and the redemption or repurchase of a limited amount of trust preferred securities and subordinated debt. Additional common share buybacks were not included in this approval. In April 2014, prior to the suspension of our previously announced 2014 capital actions, we repurchased and retired 14.4 million common shares for an aggregate purchase price of approximately $233 million.

For additional information, see Capital Management on page 64.

Regulatory and Governmental Investigations

We are subject to inquiries and investigations, and may be subject to litigation, penalties and fines by the U.S. Department of Justice (DOJ), state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (collectively, the Governmental Authorities) regarding our RMBS and other mortgage-related matters. We are also a party to civil litigation proceedings brought by the DOJ and certain other Governmental Authorities regarding our RMBS. We continue to cooperate with and have had discussions about a potential resolution of these matters with certain Governmental Authorities. There can be no assurances that these discussions will lead to a resolution of any or all of these matters and additional litigation may be filed by the DOJ or certain other Governmental Authorities regarding our RMBS. For additional information regarding the risks associated with matters of this nature, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein, Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Series T Preferred Stock

At the Corporation's annual meeting of stockholders on May 7, 2014, our stockholders approved an amendment to our Series T Preferred Stock such that it qualifies as Tier 1 capital, and the amendment became effective during the three months ended June 30, 2014. This resulted in a Tier 1 capital increase of approximately $2.9 billion, which benefited our Tier 1 capital and leverage ratios. For additional information on the Series T Preferred Stock, see Capital Management – Regulatory Capital on page 65.

Selected Financial Data

Table 1 provides selected consolidated financial data for the three and six months ended June 30, 2014 and 2013, and at June 30, 2014 and December 31, 2013.

Table 1
Selected Financial Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2014	2013	2014	2013
Income statement
Revenue, net of interest expense (FTE basis) (1)	$21,960	$22,949	$44,727	$46,357
Net income	2,291	4,012	2,015	5,495
Diluted earnings per common share	0.19	0.32	0.14	0.42
Dividends paid per common share	0.01	0.01	0.02	0.02
Performance ratios
Return on average assets	0.42%	0.74%	0.19%	0.50%
Return on average tangible shareholders' equity (1)	5.64	9.98	2.49	6.84
Efficiency ratio (FTE basis) (1)	84.43	69.80	91.17	76.62
Asset quality
Allowance for loan and lease losses at period end			$15,811	$21,235
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (2)			1.75%	2.33%
Nonperforming loans, leases and foreclosed properties at period end (2)			$15,300	$21,280
Net charge-offs (3)	$1,073	$2,111	2,461	4,628
Annualized net charge-offs as a percentage of average loans and leases outstanding (2, 3)	0.48%	0.94%	0.55%	1.04%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (2)	0.49	0.97	0.56	1.07
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (2)	0.55	1.07	0.67	1.29
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (3)	3.67	2.51	3.19	2.28
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	3.25	2.04	2.82	1.85
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs	3.20	2.18	2.60	1.82

			June 30 2014	December 31 2013
Balance sheet
Total loans and leases			$911,899	$928,233
Total assets			2,170,557	2,102,273
Total deposits			1,134,329	1,119,271
Total common shareholders' equity			222,565	219,333
Total shareholders' equity			237,411	232,685
Capital ratios (4)
Common equity tier 1 capital			12.0%	n/a
Tier 1 common capital			n/a	10.9%
Tier 1 capital			12.5	12.2
Total capital			15.3	15.1
Tier 1 leverage			7.7	7.7

(1)
Fully taxable-equivalent basis (FTE), return on average tangible shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 16.

(2)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 99 and corresponding Table 46, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 108 and corresponding Table 55.

(3)
Net charge-offs exclude $160 million and $551 million of write-offs in the purchased credit-impaired loan portfolio for the three and six months ended June 30, 2014 compared to $313 million and $1.2 billion for the same periods in 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

(4)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) at December 31, 2013.

n/a = not applicable

Financial Highlights

Net income was $2.3 billion, or $0.19 per diluted share and $2.0 billion, or $0.14 per diluted share for the three and six months ended June 30, 2014 compared to $4.0 billion, or $0.32 and $5.5 billion, or $0.42 for the same periods in 2013. Although the establishment of additional reserves primarily for previously disclosed legacy mortgage-related matters resulted in increases of $3.5 billion and $7.3 billion in litigation expense compared to the same periods in 2013, our capital and liquidity levels remained strong, credit quality continued to improve, and we continue to focus on streamlining processes and achieving cost savings.

Table 2
Summary Income Statement
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Net interest income (FTE basis) (1)	$10,226	$10,771	$20,512	$21,646
Noninterest income	11,734	12,178	24,215	24,711
Total revenue, net of interest expense (FTE basis) (1)	21,960	22,949	44,727	46,357
Provision for credit losses	411	1,211	1,420	2,924
Noninterest expense	18,541	16,018	40,779	35,518
Income before income taxes	3,008	5,720	2,528	7,915
Income tax expense (FTE basis) (1)	717	1,708	513	2,420
Net income	2,291	4,012	2,015	5,495
Preferred stock dividends	256	441	494	814
Net income applicable to common shareholders	$2,035	$3,571	$1,521	$4,681

Per common share information
Earnings	$0.19	$0.33	$0.14	$0.43
Diluted earnings	0.19	0.32	0.14	0.42

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 16.

Net Interest Income

Net interest income on a fully taxable-equivalent (FTE) basis decreased $545 million to $10.2 billion, and $1.1 billion to $20.5 billion for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decreases were primarily due to the negative impact of market-related premium amortization expense on debt securities, lower consumer loan balances as well as lower loan yields, and decreased trading-related net interest income, partially offset by reductions in long-term debt balances and yields, higher commercial loan balances and lower rates paid on deposits. The net interest yield on a FTE basis decreased 13 basis points (bps) to 2.22 percent, and 10 bps to 2.26 percent for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the same factors as described above. Given the additional liquidity during the first half of 2014, coupled with the average balance impact of lower consumer loan balances, we expect that net interest income in the second half of 2014 will improve modestly from the second quarter of 2014 level, excluding market-related adjustments. For more information on our liquidity position, see Liquidity Risk on page 75.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Card income	$1,441	$1,469	$2,834	$2,879
Service charges	1,866	1,837	3,692	3,636
Investment and brokerage services	3,291	3,143	6,560	6,170
Investment banking income	1,631	1,556	3,173	3,091
Equity investment income	357	680	1,141	1,243
Trading account profits	1,832	1,938	4,299	4,927
Mortgage banking income	527	1,178	939	2,441
Gains on sales of debt securities	382	457	759	525
Other income (loss)	407	(80)	818	(201)
Total noninterest income	$11,734	$12,178	$24,215	$24,711

Noninterest income decreased $444 million to $11.7 billion, and $496 million to $24.2 billion for the three and six months ended June 30, 2014 compared to the same periods in 2013. The following highlights the significant changes.

•	Investment and brokerage services income increased $148 million and $390 million primarily driven by higher market levels and the impact of long-term assets under management (AUM) inflows.

•
Equity investment income decreased $323 million and $102 million. The three-month decline was due to gains on the sales of portions of an equity investment in All Other in the prior-year period, partially offset by a gain in the current-year period related to an initial public offering of an equity investment in Global Markets. The six-month decline was due to lower Global Principal Investments (GPI) gains compared to the prior-year period, partially offset by the gain in Global Markets.

•	Trading account profits decreased $106 million and $628 million primarily due to declines in market volumes and reduced volatility.

•
Mortgage banking income decreased $651 million and $1.5 billion primarily driven by lower core production revenue and servicing income, partially offset by lower representations and warranties provision.

•
Other income increased to $407 million from a loss of $80 million, and to $818 million from a loss of $201 million compared to the prior-year periods. The first quarter of 2013 included a write-down of $450 million on a monoline receivable. Other income included positive debit valuation adjustments (DVA) on structured liabilities of $68 million and $265 million in the current-year periods compared to positive DVA of $10 million and negative DVA of $80 million for the same periods in 2013.

Provision for Credit Losses

The provision for credit losses decreased $800 million to $411 million, and $1.5 billion to $1.4 billion for the three and six months ended June 30, 2014 compared to the same periods in 2013. The provision for credit losses was $662 million and $1.0 billion lower than net charge-offs resulting in reductions in the allowance for credit losses. The reductions in provision were driven by portfolio improvement, including increased home prices in the home loans portfolio, as well as lower levels of delinquencies in the consumer lending portfolio within CBB. This was partially offset by higher provision for credit losses in the commercial portfolio due to reserve increases.

Net charge-offs totaled $1.1 billion, or 0.48 percent, and $2.5 billion, or 0.55 percent of average loans and leases for the three and six months ended June 30, 2014 compared to $2.1 billion, or 0.94 percent, and $4.6 billion, or 1.04 percent for the same periods in 2013. The decreases in net charge-offs were due to credit quality improvement across all major portfolios.

If the economy and our asset quality continue to improve, we expect net charge-offs to continue to show modest improvement from the second quarter amount of $1.3 billion, which excludes recoveries of $185 million on the nonperforming loan sales. We would also expect reserve releases to decline modestly through the balance of 2014. For more information on the provision for credit losses, see Provision for Credit Losses on page 117.

Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Personnel	$8,306	$8,531	$18,055	$18,422
Occupancy	1,079	1,109	2,194	2,263
Equipment	534	532	1,080	1,082
Marketing	450	437	892	866
Professional fees	626	694	1,184	1,343
Amortization of intangibles	235	274	474	550
Data processing	761	779	1,594	1,591
Telecommunications	324	411	694	820
Other general operating	6,226	3,251	14,612	8,581
Total noninterest expense	$18,541	$16,018	$40,779	$35,518

Noninterest expense increased $2.5 billion to $18.5 billion, and $5.3 billion to $40.8 billion for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily driven by higher other general operating expense. These increases in other general operating expense reflected increases in litigation expense, primarily related to previously disclosed legacy mortgage-related matters, of $3.5 billion to $4.0 billion for the three months ended June 30, 2014, and $7.3 billion to $10.0 billion for the six months ended June 30, 2014 compared to the same periods in 2013, partially offset by a decline in other general operating expenses in Legacy Assets & Servicing. Personnel expense decreased $225 million and $367 million as we continued to streamline processes and achieve cost savings.

In connection with Project New BAC, which was first announced in the third quarter of 2011, we continue to achieve cost savings in certain noninterest expense categories as we further streamline workflows, simplify processes and align expenses with our overall strategic plan and operating principles. We expect total cost savings from Project New BAC, since inception of the project, to reach $8 billion on an annualized basis, or $2 billion per quarter. Our New BAC expense program is ahead of schedule, and we now expect to reach a quarterly level of $2 billion in cost savings in the fourth quarter of 2014, as opposed to mid-2015.

Income Tax Expense

Table 5
Income Tax Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Income before income taxes	$2,795	$5,498	$2,114	$7,482
Income tax expense	504	1,486	99	1,987
Effective tax rate	18.0%	27.0%	4.7%	26.6%

The effective tax rates for the three and six months ended June 30, 2014 were driven by the impact of recurring tax preference benefits on the lower level of pre-tax income. Also reflected in the effective tax rate for the six months ended June 30, 2014 were discrete tax benefits, principally from the resolution of certain tax matters, offset by the impact of certain accruals estimated to be nondeductible. We expect an effective tax rate of approximately 31 percent, absent any unusual items, for the remainder of 2014.

The effective tax rates for the three and six months ended June 30, 2013 were primarily driven by our recurring tax preference benefits and an increase in tax benefits from the 2012 non-U.S. restructurings.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
				Average Balance
	June 30 2014	December 31 2013	% Change	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions)				2014	2013		2014	2013
Assets
Cash and cash equivalents	$152,899	$131,322	16%	$150,959	$104,486	44%	$145,921	$98,698	48%
Federal funds sold and securities borrowed or purchased under agreements to resell	229,449	190,328	21	235,393	233,394	1	224,012	235,417	(5)
Trading account assets	196,952	200,993	(2)	201,113	227,241	(11)	202,467	233,568	(13)
Debt securities	352,883	323,945	9	345,889	343,260	1	337,845	349,794	(3)
Loans and leases	911,899	928,233	(2)	912,580	914,234	—	916,012	910,269	1
Allowance for loan and lease losses	(15,811)	(17,428)	(9)	(16,392)	(22,060)	(26)	(16,766)	(22,822)	(27)
All other assets	342,286	344,880	(1)	340,013	384,055	(11)	345,003	393,519	(12)
Total assets	$2,170,557	$2,102,273	3	$2,169,555	$2,184,610	(1)	$2,154,494	$2,198,443	(2)
Liabilities
Deposits	$1,134,329	$1,119,271	1	$1,128,563	$1,079,956	5	$1,123,399	$1,077,631	4
Federal funds purchased and securities loaned or sold under agreements to repurchase	217,829	198,106	10	222,525	270,790	(18)	213,714	285,781	(25)
Trading account liabilities	88,342	83,469	6	95,153	94,349	1	92,813	93,204	—
Short-term borrowings	45,873	45,999	—	48,722	47,238	3	48,447	42,001	15
Long-term debt	257,071	249,674	3	259,825	270,198	(4)	256,768	272,088	(6)
All other liabilities	189,702	173,069	10	178,970	187,016	(4)	183,180	191,714	(4)
Total liabilities	1,933,146	1,869,588	3	1,933,758	1,949,547	(1)	1,918,321	1,962,419	(2)
Shareholders' equity	237,411	232,685	2	235,797	235,063	—	236,173	236,024	—
Total liabilities and shareholders' equity	$2,170,557	$2,102,273	3	$2,169,555	$2,184,610	(1)	$2,154,494	$2,198,443	(2)

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

Assets

At June 30, 2014, total assets were approximately $2.2 trillion, up $68.3 billion from December 31, 2013. The key drivers were higher securities borrowed or purchased under agreements to resell to cover client and firm short positions, higher matched-book trading activity, higher debt securities driven by purchases of U.S. treasuries and fair value increases due to rates, and an increase in cash and cash equivalents primarily due to higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks in connection with anticipated Basel 3 Liquidity Coverage Ratio (LCR) requirements. These increases were partially offset by a decline in consumer loan balances due to paydowns, net charge-offs and nonperforming loan sales outpacing new originations and repurchases of certain consumer loans.

Average total assets decreased $15.1 billion for the three months ended June 30, 2014 compared to the same period in 2013. The decrease was driven by a decline in all other assets primarily due to decreases in customer and other receivables, other earning assets, derivative dealer assets and loans held-for-sale (LHFS). The decrease in average total assets was also driven by decreased trading account assets due to a reduction in U.S. treasuries inventory and agency pass-throughs as well as consumer loans due to run-off, payoffs and nonperforming loan sales outpacing new originations. The decrease in average total assets was partially offset by increases in cash and cash equivalents primarily driven by higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks, and commercial loans driven by higher customer demand.

Average total assets decreased $43.9 billion for the six months ended June 30, 2014 compared to the same period in 2013. The decrease was driven by declines in all other assets primarily due to decreases in other earning assets, customer and other receivables, derivative dealer assets and LHFS. The decrease in average total assets was also driven by a decline in trading account assets due to a reduction in U.S. treasuries inventory and agency pass-throughs, a decline in consumer loans due to run-off and paydowns outpacing originations, lower debt securities from sales of securities in 2013 and paydowns outpacing new purchases, and a decline in securities borrowed or purchased under agreements to resell due to covering short positions and a lower matched-book. The decrease in average total assets was partially offset by increases in cash and cash equivalents primarily driven by higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks, and commercial loans driven by higher customer demand.

Liabilities and Shareholders' Equity

At June 30, 2014, total liabilities were approximately $1.9 trillion, up $63.6 billion from December 31, 2013 primarily driven by higher securities loaned or sold under agreements to repurchase due to an increase in matched-book trading activity, an increase in all other liabilities primarily due to higher dealer payables, and growth in deposits. The increase in total liabilities was also driven by higher long-term debt due to new issuances outpacing maturities, and higher trading account liabilities.

Average total liabilities decreased $15.8 billion for the three months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a decline in securities loaned or sold under agreements to repurchase due to a decrease in funding of long positions and a lower matched-book, planned reductions in long-term debt and maturities outpacing new issuances, and lower derivative liabilities, partially offset by growth in deposits.

Average total liabilities decreased $44.1 billion for the six months ended June 30, 2014 compared to the same period in 2013. The decrease was due to the same factors as described in the three-month discussion above.

Shareholders' equity of $237.4 billion at June 30, 2014 increased $4.7 billion from December 31, 2013 driven by a positive net change in the fair value of available-for-sale (AFS) debt securities due to decreases in rates, which is recorded in accumulated other comprehensive income (OCI), issuance of preferred stock and earnings, partially offset by capital returns.

Average shareholders' equity of $235.8 billion and $236.2 billion for the three and six months ended June 30, 2014 remained relatively unchanged compared to the same periods in 2013 as increases in earnings were partially offset by common and preferred stock repurchases and changes in unrealized gains and losses on AFS debt securities, which are recorded in accumulated OCI.

Table 7
Selected Quarterly Financial Data
	2014 Quarters		2013 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$10,013	$10,085	$10,786	$10,266	$10,549
Noninterest income	11,734	12,481	10,702	11,264	12,178
Total revenue, net of interest expense	21,747	22,566	21,488	21,530	22,727
Provision for credit losses	411	1,009	336	296	1,211
Noninterest expense	18,541	22,238	17,307	16,389	16,018
Income (loss) before income taxes	2,795	(681)	3,845	4,845	5,498
Income tax expense (benefit)	504	(405)	406	2,348	1,486
Net income (loss)	2,291	(276)	3,439	2,497	4,012
Net income (loss) applicable to common shareholders	2,035	(514)	3,183	2,218	3,571
Average common shares issued and outstanding	10,519	10,561	10,633	10,719	10,776
Average diluted common shares issued and outstanding (1)	11,265	10,561	11,404	11,482	11,525
Performance ratios
Return on average assets	0.42%	n/m	0.64%	0.47%	0.74%
Four quarter trailing return on average assets (2)	0.37	0.45%	0.53	0.40	0.30
Return on average common shareholders' equity	3.68	n/m	5.74	4.06	6.55
Return on average tangible common shareholders' equity (3)	5.47	n/m	8.61	6.15	9.88
Return on average tangible shareholders' equity (3)	5.64	n/m	8.53	6.32	9.98
Total ending equity to total ending assets	10.94	10.79	11.07	10.92	10.88
Total average equity to total average assets	10.87	11.06	10.93	10.85	10.76
Dividend payout	5.16	n/m	3.33	4.82	3.01
Per common share data
Earnings (loss)	$0.19	$(0.05)	$0.30	$0.21	$0.33
Diluted earnings (loss) (1)	0.19	(0.05)	0.29	0.20	0.32
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	21.16	20.75	20.71	20.50	20.18
Tangible book value (3)	14.24	13.81	13.79	13.62	13.32
Market price per share of common stock
Closing	$15.37	$17.20	$15.57	$13.80	$12.86
High closing	17.34	17.92	15.88	14.95	13.83
Low closing	14.51	16.10	13.69	12.83	11.44
Market capitalization	$161,628	$181,117	$164,914	$147,429	$138,156

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

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 82.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 99 and corresponding Table 46, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 108 and corresponding Table 55.

(7)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $160 million, $391 million, $741 million, $443 million and $313 million of write-offs in the purchased credit-impaired loan portfolio in the second and first quarters of 2014 and in the fourth, third and second quarters of 2013, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

(9)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) for 2013.

n/a = not applicable; n/m = not meaningful

Table 7
Selected Quarterly Financial Data (continued)
	2014 Quarters		2013 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Average balance sheet
Total loans and leases	$912,580	$919,482	$929,777	$923,978	$914,234
Total assets	2,169,555	2,139,266	2,134,875	2,123,430	2,184,610
Total deposits	1,128,563	1,118,178	1,112,674	1,090,611	1,079,956
Long-term debt	259,825	253,678	251,055	258,717	270,198
Common shareholders' equity	222,215	223,201	220,088	216,766	218,790
Total shareholders' equity	235,797	236,553	233,415	230,392	235,063
Asset quality (4)
Allowance for credit losses (5)	$16,314	$17,127	$17,912	$19,912	$21,709
Nonperforming loans, leases and foreclosed properties (6)	15,300	17,732	17,772	20,028	21,280
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.75%	1.84%	1.90%	2.10%	2.33%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	108	97	102	100	103
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	95	85	87	84	84
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)	$6,488	$7,143	$7,680	$8,972	$9,919
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6, 7)	64%	55%	57%	54%	55%
Net charge-offs (8)	$1,073	$1,388	$1,582	$1,687	$2,111
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.48%	0.62%	0.68%	0.73%	0.94%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.49	0.64	0.70	0.75	0.97
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.55	0.79	1.00	0.92	1.07
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	1.63	1.89	1.87	2.10	2.26
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	1.70	1.96	1.93	2.17	2.33
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	3.67	2.95	2.78	2.90	2.51
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	3.25	2.58	2.38	2.42	2.04
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	3.20	2.30	1.89	2.30	2.18
Capital ratios at period end (9)
Risk-based capital:
Common equity tier 1 capital	12.0%	11.8%	n/a	n/a	n/a
Tier 1 common capital	n/a	n/a	10.9%	10.8%	10.6%
Tier 1 capital	12.5	11.9	12.2	12.1	11.9
Total capital	15.3	14.8	15.1	15.1	15.0
Tier 1 leverage	7.7	7.4	7.7	7.6	7.4
Tangible equity (3)	7.85	7.65	7.86	7.73	7.67
Tangible common equity (3)	7.14	7.00	7.20	7.08	6.98
For footnotes see page 12.

Table 8
Selected Year-to-Date Financial Data
	Six Months Ended June 30
(In millions, except per share information)	2014	2013
Income statement
Net interest income	$20,098	$21,213
Noninterest income	24,215	24,711
Total revenue, net of interest expense	44,313	45,924
Provision for credit losses	1,420	2,924
Noninterest expense	40,779	35,518
Income before income taxes	2,114	7,482
Income tax expense	99	1,987
Net income	2,015	5,495
Net income applicable to common shareholders	1,521	4,681
Average common shares issued and outstanding	10,540	10,787
Average diluted common shares issued and outstanding	10,600	11,550
Performance ratios
Return on average assets	0.19%	0.50%
Return on average common shareholders' equity	1.38	4.32
Return on average tangible common shareholders' equity (1)	2.05	6.53
Return on average tangible shareholders' equity (1)	2.49	6.84
Total ending equity to total ending assets	10.94	10.88
Total average equity to total average assets	10.96	10.74
Dividend payout	13.83	4.61
Per common share data
Earnings	$0.14	$0.43
Diluted earnings	0.14	0.42
Dividends paid	0.02	0.02
Book value	21.16	20.18
Tangible book value (1)	14.24	13.32
Market price per share of common stock
Closing	$15.37	$12.86
High closing	17.92	13.83
Low closing	14.51	11.03
Market capitalization	$161,628	$138,156

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 16.

(2)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 82.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 99 and corresponding Table 46, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 108 and corresponding Table 55.

(5)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(6)
Net charge-offs exclude $551 million and $1.2 billion of write-offs in the purchased credit-impaired loan portfolio for the six months ended June 30, 2014 and 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

Table 8
Selected Year-to-Date Financial Data (continued)
	Six Months Ended June 30
(Dollars in millions)	2014	2013
Average balance sheet
Total loans and leases	$916,012	$910,269
Total assets	2,154,494	2,198,443
Total deposits	1,123,399	1,077,631
Long-term debt	256,768	272,088
Common shareholders' equity	222,705	218,509
Total shareholders' equity	236,173	236,024
Asset quality (2)
Allowance for credit losses (3)	$16,314	$21,709
Nonperforming loans, leases and foreclosed properties (4)	15,300	21,280
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	1.75%	2.33%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	108	103
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (4)	95	84
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5)	$6,488	$9,919
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (4, 5)	64%	55%
Net charge-offs (6)	$2,461	$4,628
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 6)	0.55%	1.04%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (4)	0.56	1.07
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.67	1.29
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	1.63	2.26
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	1.70	2.33
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (6)	3.19	2.28
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.82	1.85
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.60	1.82
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

We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders' equity or common shareholders' equity amount which has been reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models use both return on average tangible common shareholders' equity and return on average tangible shareholders' equity as key measures to support our overall growth goals. These ratios are as follows:

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

We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Business Segment Operations on page 28 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Tables 9, 10 and 11 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2014 Quarters		2013 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Fully taxable-equivalent basis data
Net interest income	$10,226	$10,286	$10,999	$10,479	$10,771
Total revenue, net of interest expense	21,960	22,767	21,701	21,743	22,949
Net interest yield (1)	2.22%	2.29%	2.44%	2.33%	2.35%
Efficiency ratio	84.43	97.68	79.75	75.38	69.80

(1)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. Prior period yields have been reclassified to conform to current period presentation.

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2014 Quarters		2013 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,013	$10,085	$10,786	$10,266	$10,549
Fully taxable-equivalent adjustment	213	201	213	213	222
Net interest income on a fully taxable-equivalent basis	$10,226	$10,286	$10,999	$10,479	$10,771
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$21,747	$22,566	$21,488	$21,530	$22,727
Fully taxable-equivalent adjustment	213	201	213	213	222
Total revenue, net of interest expense on a fully taxable-equivalent basis	$21,960	$22,767	$21,701	$21,743	$22,949
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$504	$(405)	$406	$2,348	$1,486
Fully taxable-equivalent adjustment	213	201	213	213	222
Income tax expense (benefit) on a fully taxable-equivalent basis	$717	$(204)	$619	$2,561	$1,708
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$222,215	$223,201	$220,088	$216,766	$218,790
Goodwill	(69,822)	(69,842)	(69,864)	(69,903)	(69,930)
Intangible assets (excluding MSRs)	(5,235)	(5,474)	(5,725)	(5,993)	(6,270)
Related deferred tax liabilities	2,100	2,165	2,231	2,296	2,360
Tangible common shareholders' equity	$149,258	$150,050	$146,730	$143,166	$144,950
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$235,797	$236,553	$233,415	$230,392	$235,063
Goodwill	(69,822)	(69,842)	(69,864)	(69,903)	(69,930)
Intangible assets (excluding MSRs)	(5,235)	(5,474)	(5,725)	(5,993)	(6,270)
Related deferred tax liabilities	2,100	2,165	2,231	2,296	2,360
Tangible shareholders' equity	$162,840	$163,402	$160,057	$156,792	$161,223
Reconciliation of period-end common shareholders' equity to period-end tangible common shareholders' equity
Common shareholders' equity	$222,565	$218,536	$219,333	$218,967	$216,791
Goodwill	(69,810)	(69,842)	(69,844)	(69,891)	(69,930)
Intangible assets (excluding MSRs)	(5,099)	(5,337)	(5,574)	(5,843)	(6,104)
Related deferred tax liabilities	2,078	2,100	2,166	2,231	2,297
Tangible common shareholders' equity	$149,734	$145,457	$146,081	$145,464	$143,054
Reconciliation of period-end shareholders' equity to period-end tangible shareholders' equity
Shareholders' equity	$237,411	$231,888	$232,685	$232,282	$231,032
Goodwill	(69,810)	(69,842)	(69,844)	(69,891)	(69,930)
Intangible assets (excluding MSRs)	(5,099)	(5,337)	(5,574)	(5,843)	(6,104)
Related deferred tax liabilities	2,078	2,100	2,166	2,231	2,297
Tangible shareholders' equity	$164,580	$158,809	$159,433	$158,779	$157,295
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,170,557	$2,149,851	$2,102,273	$2,126,653	$2,123,320
Goodwill	(69,810)	(69,842)	(69,844)	(69,891)	(69,930)
Intangible assets (excluding MSRs)	(5,099)	(5,337)	(5,574)	(5,843)	(6,104)
Related deferred tax liabilities	2,078	2,100	2,166	2,231	2,297
Tangible assets	$2,097,726	$2,076,772	$2,029,021	$2,053,150	$2,049,583

Table 10
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Six Months Ended June 30
(Dollars in millions, except per share information)	2014	2013
Fully taxable-equivalent basis data
Net interest income	$20,512	$21,646
Total revenue, net of interest expense	44,727	46,357
Net interest yield (1)	2.26%	2.36%
Efficiency ratio	91.17	76.62
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$20,098	$21,213
Fully taxable-equivalent adjustment	414	433
Net interest income on a fully taxable-equivalent basis	$20,512	$21,646
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$44,313	$45,924
Fully taxable-equivalent adjustment	414	433
Total revenue, net of interest expense on a fully taxable-equivalent basis	$44,727	$46,357
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$99	$1,987
Fully taxable-equivalent adjustment	414	433
Income tax expense on a fully taxable-equivalent basis	$513	$2,420
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$222,705	$218,509
Goodwill	(69,832)	(69,937)
Intangible assets (excluding MSRs)	(5,354)	(6,409)
Related deferred tax liabilities	2,132	2,393
Tangible common shareholders' equity	$149,651	$144,556
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$236,173	$236,024
Goodwill	(69,832)	(69,937)
Intangible assets (excluding MSRs)	(5,354)	(6,409)
Related deferred tax liabilities	2,132	2,393
Tangible shareholders' equity	$163,119	$162,071

(1)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. Prior period yields have been reclassified to conform to current period presentation.

Table 11
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013

Consumer & Business Banking
Reported net income	$1,788	$1,391	$3,454	$2,833
Adjustment related to intangibles (2)	1	2	2	4
Adjusted net income	$1,789	$1,393	$3,456	$2,837

Average allocated equity (3)	$61,460	$62,050	$61,468	$62,063
Adjustment related to goodwill and a percentage of intangibles	(31,960)	(32,050)	(31,968)	(32,063)
Average allocated capital	$29,500	$30,000	$29,500	$30,000

Deposits
Reported net income	$743	$485	$1,375	$886
Adjustment related to intangibles (2)	—	—	—	—
Adjusted net income	$743	$485	$1,375	$886

Average allocated equity (3)	$36,486	$35,395	$36,484	$35,397
Adjustment related to goodwill and a percentage of intangibles	(19,986)	(19,995)	(19,984)	(19,997)
Average allocated capital	$16,500	$15,400	$16,500	$15,400

Consumer Lending
Reported net income	$1,045	$906	$2,079	$1,947
Adjustment related to intangibles (2)	1	2	2	4
Adjusted net income	$1,046	$908	$2,081	$1,951

Average allocated equity (3)	$24,974	$26,655	$24,984	$26,666
Adjustment related to goodwill and a percentage of intangibles	(11,974)	(12,055)	(11,984)	(12,066)
Average allocated capital	$13,000	$14,600	$13,000	$14,600

Global Wealth & Investment Management
Reported net income	$724	$759	$1,453	$1,479
Adjustment related to intangibles (2)	4	4	7	9
Adjusted net income	$728	$763	$1,460	$1,488

Average allocated equity (3)	$22,222	$20,300	$22,233	$20,311
Adjustment related to goodwill and a percentage of intangibles	(10,222)	(10,300)	(10,233)	(10,311)
Average allocated capital	$12,000	$10,000	$12,000	$10,000

Global Banking
Reported net income	$1,353	$1,297	$2,589	$2,581
Adjustment related to intangibles (2)	1	1	1	1
Adjusted net income	$1,354	$1,298	$2,590	$2,582

Average allocated equity (3)	$53,405	$45,416	$53,406	$45,411
Adjustment related to goodwill and a percentage of intangibles	(22,405)	(22,416)	(22,406)	(22,411)
Average allocated capital	$31,000	$23,000	$31,000	$23,000

Global Markets
Reported net income	$1,101	$962	$2,409	$2,074
Adjustment related to intangibles (2)	3	2	5	4
Adjusted net income	$1,104	$964	$2,414	$2,078

Average allocated equity (3)	$39,373	$35,357	$39,374	$35,364
Adjustment related to goodwill and a percentage of intangibles	(5,373)	(5,357)	(5,374)	(5,364)
Average allocated capital	$34,000	$30,000	$34,000	$30,000

(1)	There are no adjustments to reported net income (loss) or average allocated equity for CRES.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 28 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

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

Table 12
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Net interest income (FTE basis)
As reported	$10,226	$10,771	$20,512	$21,646
Impact of trading-related net interest income	(858)	(914)	(1,758)	(1,923)
Net interest income excluding trading-related net interest income (1)	$9,368	$9,857	$18,754	$19,723
Average earning assets (2)
As reported	$1,840,850	$1,833,541	$1,822,177	$1,845,651
Impact of trading-related earning assets	(463,395)	(487,288)	(453,105)	(492,443)
Average earning assets excluding trading-related earning assets (1)	$1,377,455	$1,346,253	$1,369,072	$1,353,208
Net interest yield contribution (FTE basis) (2, 3)
As reported	2.22%	2.35%	2.26%	2.36%
Impact of trading-related activities	0.50	0.58	0.49	0.57
Net interest yield on earning assets excluding trading-related activities (1)	2.72%	2.93%	2.75%	2.93%

(1)	Represents a non-GAAP financial measure.

(2)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. In prior periods, these balances were included with cash and due from banks in the cash and cash equivalents line, consistent with the Consolidated Balance Sheet presentation. Prior periods have been reclassified to conform to current period presentation.

(3)	Calculated on an annualized basis.

For the three and six months ended June 30, 2014, net interest income excluding trading-related net interest income decreased $489 million to $9.4 billion, and $969 million to $18.8 billion compared to the same periods in 2013. The decreases were primarily due to the negative impact of market-related premium amortization expense on debt securities, lower consumer loan balances as well as lower loan yields, partially offset by reductions in long-term debt balances and yields, higher commercial loan balances and lower rates paid on deposits. For more information on the impact of interest rates, see Interest Rate Risk Management for Nontrading Activities on page 128.

Average earning assets excluding trading-related earning assets for the three and six months ended June 30, 2014 increased $31.2 billion to $1,377.5 billion, and $15.9 billion to $1,369.1 billion compared to the same periods in 2013. The increases were primarily in interest-bearing deposits with the Federal Reserve and commercial loans, partially offset by declines in other earning assets and consumer loans.

For the three and six months ended June 30, 2014, net interest yield on earning assets excluding trading-related activities decreased 21 bps to 2.72 percent, and 18 bps to 2.75 percent compared to the same periods in 2013 due to the same factors as described above.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis
	Second Quarter 2014			First Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$123,582	$85	0.28%	$112,570	$72	0.26%
Time deposits placed and other short-term investments	10,509	39	1.51	13,880	49	1.43
Federal funds sold and securities borrowed or purchased under agreements to resell	235,393	297	0.51	212,504	265	0.51
Trading account assets	147,798	1,214	3.29	147,583	1,213	3.32
Debt securities (2)	345,889	2,134	2.46	329,711	2,005	2.41
Loans and leases (3):
Residential mortgage (4)	243,405	2,195	3.61	247,556	2,240	3.62
Home equity	90,729	842	3.72	92,759	851	3.71
U.S. credit card	88,058	2,042	9.30	89,545	2,092	9.48
Non-U.S. credit card	11,759	308	10.51	11,554	308	10.79
Direct/Indirect consumer (5)	82,102	524	2.56	81,728	530	2.63
Other consumer (6)	2,012	17	3.60	1,962	18	3.66
Total consumer	518,065	5,928	4.58	525,104	6,039	4.64
U.S. commercial	230,487	1,672	2.91	228,058	1,651	2.93
Commercial real estate (7)	48,315	357	2.97	48,753	368	3.06
Commercial lease financing	24,409	193	3.16	24,727	234	3.78
Non-U.S. commercial	91,304	570	2.50	92,840	543	2.37
Total commercial	394,515	2,792	2.84	394,378	2,796	2.87
Total loans and leases	912,580	8,720	3.83	919,482	8,835	3.88
Other earning assets	65,099	665	4.09	67,568	697	4.18
Total earning assets (8)	1,840,850	13,154	2.86	1,803,298	13,136	2.93
Cash and due from banks (1)	27,377			28,258
Other assets, less allowance for loan and lease losses	301,328			307,710
Total assets	$2,169,555			$2,139,266

(1)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. In prior periods, these balances were included with cash and due from banks in the cash and cash equivalents line, consistent with the Consolidated Balance Sheet presentation. Prior periods have been reclassified to conform to current period presentation.

(2)
Beginning in 2014, yields on debt securities carried at fair value are calculated on the cost basis. Prior to 2014, yields on debt securities carried at fair value were calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)
Includes non-U.S. residential mortgage loans of $2 million and $0 in the second and first quarters of 2014, and $56 million, $83 million and $86 million in the fourth, third and second quarters of 2013, respectively.

(5)
Includes non-U.S. consumer loans of $4.4 billion and $4.6 billion in the second and first quarters of 2014, and $5.1 billion, $6.7 billion and $7.5 billion in the fourth, third and second quarters of 2013, respectively.

(6)
Includes consumer finance loans of $1.1 billion and $1.2 billion in the second and first quarters of 2014, and $1.2 billion, $1.3 billion and $1.3 billion in the fourth, third and second quarters of 2013, respectively; consumer leases of $762 million and $656 million in the second and first quarters of 2014, and $549 million, $431 million and $291 million in the fourth, third and second quarters of 2013, respectively; consumer overdrafts of $137 million and $140 million in the second and first quarters of 2014, and $163 million, $172 million and $136 million in the fourth, third and second quarters of 2013, respectively; and other non-U.S. consumer loans of $3 million and $5 million in the second and first quarters of 2014, and $5 million for each of the quarters of 2013.

(7)
Includes U.S. commercial real estate loans of $46.7 billion and $47.0 billion in the second and first quarters of 2014, and $44.5 billion, $41.5 billion and $39.1 billion in the fourth, third and second quarters of 2013, respectively; and non-U.S. commercial real estate loans of $1.6 billion and $1.8 billion in the second and first quarters of 2014, and $1.8 billion, $1.7 billion and $1.5 billion in the fourth, third and second quarters of 2013, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $13 million and $5 million in the second and first quarters of 2014, and $0, $1 million and $63 million in the fourth, third and second quarters of 2013, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $621 million and $592 million in the second and first quarters of 2014, and $588 million, $556 million and $660 million in the fourth, third and second quarters of 2013, respectively. For more information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 128.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2013			Third Quarter 2013			Second Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$90,196	$59	0.26%	$78,360	$50	0.26%	$64,205	$40	0.25%
Time deposits placed and other short-term investments	15,782	48	1.21	17,256	47	1.07	15,088	46	1.21
Federal funds sold and securities borrowed or purchased under agreements to resell	203,415	304	0.59	223,434	291	0.52	233,394	319	0.55
Trading account assets	156,194	1,182	3.01	144,502	1,093	3.01	181,620	1,224	2.70
Debt securities (2)	325,119	2,455	3.02	327,493	2,211	2.70	343,260	2,557	2.98
Loans and leases (3):
Residential mortgage (4)	253,974	2,374	3.74	256,297	2,359	3.68	257,275	2,246	3.49
Home equity	95,388	953	3.97	98,172	930	3.77	101,708	951	3.74
U.S. credit card	90,057	2,125	9.36	90,005	2,226	9.81	89,722	2,192	9.80
Non-U.S. credit card	11,171	310	11.01	10,633	317	11.81	10,613	315	11.93
Direct/Indirect consumer (5)	82,990	565	2.70	83,773	587	2.78	82,485	598	2.90
Other consumer (6)	1,929	17	3.73	1,876	19	3.88	1,756	17	4.17
Total consumer	535,509	6,344	4.72	540,756	6,438	4.74	543,559	6,319	4.66
U.S. commercial	225,596	1,700	2.99	221,542	1,704	3.05	217,464	1,741	3.21
Commercial real estate (7)	46,341	374	3.20	43,164	352	3.24	40,612	340	3.36
Commercial lease financing	24,468	206	3.37	23,860	204	3.41	23,579	205	3.48
Non-U.S. commercial	97,863	544	2.20	94,656	528	2.22	89,020	543	2.45
Total commercial	394,268	2,824	2.84	383,222	2,788	2.89	370,675	2,829	3.06
Total loans and leases	929,777	9,168	3.92	923,978	9,226	3.97	914,234	9,148	4.01
Other earning assets	78,214	709	3.61	74,022	677	3.62	81,740	713	3.50
Total earning assets (8)	1,798,697	13,925	3.08	1,789,045	13,595	3.02	1,833,541	14,047	3.07
Cash and due from banks (1)	35,063			34,704			40,281
Other assets, less allowance for loan and lease losses	301,115			299,681			310,788
Total assets	$2,134,875			$2,123,430			$2,184,610
For footnotes see page 22.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Second Quarter 2014			First Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$47,450	$—	—%	$45,196	$1	0.01%
NOW and money market deposit accounts	519,399	79	0.06	523,237	83	0.06
Consumer CDs and IRAs	68,706	70	0.41	71,141	84	0.48
Negotiable CDs, public funds and other deposits	33,412	29	0.35	29,826	27	0.37
Total U.S. interest-bearing deposits	668,967	178	0.11	669,400	195	0.12
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	10,538	19	0.72	11,071	21	0.75
Governments and official institutions	1,754	—	0.14	1,857	1	0.14
Time, savings and other	64,091	85	0.53	60,506	74	0.50
Total non-U.S. interest-bearing deposits	76,383	104	0.55	73,434	96	0.53
Total interest-bearing deposits	745,350	282	0.15	742,834	291	0.16
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	271,247	763	1.13	252,971	609	0.98
Trading account liabilities	95,153	398	1.68	90,448	435	1.95
Long-term debt	259,825	1,485	2.29	253,678	1,515	2.41
Total interest-bearing liabilities (8)	1,371,575	2,928	0.86	1,339,931	2,850	0.86
Noninterest-bearing sources:
Noninterest-bearing deposits	383,213			375,344
Other liabilities	178,970			187,438
Shareholders' equity	235,797			236,553
Total liabilities and shareholders' equity	$2,169,555			$2,139,266
Net interest spread			2.00%			2.07%
Impact of noninterest-bearing sources			0.22			0.22
Net interest income/yield on earning assets		$10,226	2.22%		$10,286	2.29%
For footnotes see page 22.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2013			Third Quarter 2013			Second Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$43,665	$5	0.05%	$43,968	$5	0.05%	$44,897	$6	0.05%
NOW and money market deposit accounts	514,220	89	0.07	508,136	100	0.08	500,628	107	0.09
Consumer CDs and IRAs	74,635	96	0.51	78,161	113	0.57	81,887	127	0.63
Negotiable CDs, public funds and other deposits	29,060	29	0.39	27,108	28	0.41	25,835	30	0.45
Total U.S. interest-bearing deposits	661,580	219	0.13	657,373	246	0.15	653,247	270	0.17
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	13,902	22	0.62	12,797	17	0.54	10,840	20	0.72
Governments and official institutions	1,750	1	0.18	1,580	1	0.19	1,528	—	0.19
Time, savings and other	58,513	72	0.49	54,899	70	0.51	55,049	76	0.55
Total non-U.S. interest-bearing deposits	74,165	95	0.51	69,276	88	0.50	67,417	96	0.57
Total interest-bearing deposits	735,745	314	0.17	726,649	334	0.18	720,664	366	0.20
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	271,538	682	1.00	279,425	683	0.97	318,028	809	1.02
Trading account liabilities	82,393	364	1.75	84,648	375	1.76	94,349	427	1.82
Long-term debt	251,055	1,566	2.48	258,717	1,724	2.65	270,198	1,674	2.48
Total interest-bearing liabilities (8)	1,340,731	2,926	0.87	1,349,439	3,116	0.92	1,403,239	3,276	0.94
Noninterest-bearing sources:
Noninterest-bearing deposits	376,929			363,962			359,292
Other liabilities	183,800			179,637			187,016
Shareholders' equity	233,415			230,392			235,063
Total liabilities and shareholders' equity	$2,134,875			$2,123,430			$2,184,610
Net interest spread			2.21%			2.10%			2.13%
Impact of noninterest-bearing sources			0.23			0.23			0.22
Net interest income/yield on earning assets		$10,999	2.44%		$10,479	2.33%		$10,771	2.35%
For footnotes see page 22.

Table 14
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Six Months Ended June 30
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$118,106	$157	0.27%	$60,676	$73	0.24%
Time deposits placed and other short-term investments	12,185	88	1.46	15,606	92	1.19
Federal funds sold and securities borrowed or purchased under agreements to resell	224,012	562	0.51	235,417	634	0.54
Trading account assets	147,691	2,427	3.31	187,957	2,604	2.79
Debt securities (2)	337,845	4,139	2.43	349,794	5,113	2.92
Loans and leases (3):
Residential mortgage (4)	245,469	4,435	3.61	257,949	4,586	3.56
Home equity	91,738	1,693	3.71	103,812	1,948	3.77
U.S. credit card	88,797	4,134	9.39	90,712	4,441	9.87
Non-U.S. credit card	11,657	616	10.65	10,819	644	12.01
Direct/Indirect consumer (5)	81,916	1,054	2.59	82,425	1,218	2.98
Other consumer (6)	1,988	35	3.63	1,710	36	4.26
Total consumer	521,565	11,967	4.61	547,427	12,873	4.73
U.S. commercial	229,279	3,323	2.92	214,103	3,407	3.21
Commercial real estate (7)	48,533	725	3.01	39,899	666	3.37
Commercial lease financing	24,567	427	3.47	23,556	441	3.75
Non-U.S. commercial	92,068	1,113	2.44	85,284	1,010	2.39
Total commercial	394,447	5,588	2.85	362,842	5,524	3.07
Total loans and leases	916,012	17,555	3.85	910,269	18,397	4.07
Other earning assets	66,326	1,362	4.14	85,932	1,446	3.39
Total earning assets (8)	1,822,177	26,290	2.90	1,845,651	28,359	3.09
Cash and due from banks (1)	27,815			38,022
Other assets, less allowance for loan and lease losses	304,502			314,770
Total assets	$2,154,494			$2,198,443

(1)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. In prior periods, these balances were included with cash and due from banks in the cash and cash equivalents line, consistent with the Consolidated Balance Sheet presentation. Prior periods have been reclassified to conform to current period presentation.

(2)
Beginning in 2014, yields on debt securities carried at fair value are calculated on the cost basis. Prior to 2014, yields on debt securities carried at fair value were calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)	Includes non-U.S. residential mortgage loans of $1 million and $88 million for the six months ended June 30, 2014 and 2013.

(5)	Includes non-U.S. consumer loans of $4.5 billion and $7.6 billion for the six months ended June 30, 2014 and 2013.

(6)
Includes consumer finance loans of $1.1 billion and $1.4 billion, consumer leases of $709 million and $215 million, consumer overdrafts of $138 million and $139 million, and other non-U.S. consumer loans of $3 million and $5 million for the six months ended June 30, 2014 and 2013.

(7)
Includes U.S. commercial real estate loans of $46.8 billion and $38.4 billion, and non-U.S. commercial real estate loans of $1.7 billion and $1.5 billion for the six months ended June 30, 2014 and 2013.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $18 million and $204 million for the six months ended June 30, 2014 and 2013. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.2 billion and $1.3 billion for the six months ended June 30, 2014 and 2013. For more information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 128.

Table 14
Year-to-Date Average Balances and Interest Rates – FTE Basis (continued)
	Six Months Ended June 30
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,329	$1	0.01%	$43,921	$12	0.05%
NOW and money market deposit accounts	521,307	162	0.06	500,901	224	0.09
Consumer CDs and IRAs	69,917	154	0.44	83,489	262	0.63
Negotiable CDs, public funds and other deposits	31,629	56	0.36	24,996	59	0.47
Total U.S. interest-bearing deposits	669,182	373	0.11	653,307	557	0.17
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	10,803	40	0.74	11,498	41	0.72
Governments and official institutions	1,805	1	0.14	1,537	1	0.18
Time, savings and other	62,309	159	0.51	54,499	149	0.55
Total non-U.S. interest-bearing deposits	74,917	200	0.54	67,534	191	0.57
Total interest-bearing deposits	744,099	573	0.16	720,841	748	0.21
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	262,161	1,372	1.06	327,782	1,558	0.96
Trading account liabilities	92,813	833	1.81	93,204	899	1.95
Long-term debt	256,768	3,000	2.34	272,088	3,508	2.59
Total interest-bearing liabilities (8)	1,355,841	5,778	0.86	1,413,915	6,713	0.96
Noninterest-bearing sources:
Noninterest-bearing deposits	379,300			356,790
Other liabilities	183,180			191,714
Shareholders' equity	236,173			236,024
Total liabilities and shareholders' equity	$2,154,494			$2,198,443
Net interest spread			2.04%			2.13%
Impact of noninterest-bearing sources			0.22			0.23
Net interest income/yield on earning assets		$20,512	2.26%		$21,646	2.36%
For footnotes see page 26.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through five business segments: CBB, CRES, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 16. Table 15 provides selected summary financial data for our business segments and All Other for the three and six months ended June 30, 2014 compared to the same periods in 2013. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 15
Business Segment Results
	Three Months Ended June 30
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer & Business Banking	$7,373	$7,434	$534	$967	$4,000	$4,184	$1,788	$1,391
Consumer Real Estate Services	1,390	2,115	(20)	291	5,902	3,383	(2,802)	(930)
Global Wealth & Investment Management	4,589	4,499	(8)	(15)	3,447	3,270	724	759
Global Banking	4,179	4,138	132	163	1,899	1,849	1,353	1,297
Global Markets	4,583	4,194	19	(16)	2,862	2,770	1,101	962
All Other	(154)	569	(246)	(179)	431	562	127	533
Total FTE basis	21,960	22,949	411	1,211	18,541	16,018	2,291	4,012
FTE adjustment	(213)	(222)	—	—	—	—	—	—
Total Consolidated	$21,747	$22,727	$411	$1,211	$18,541	$16,018	$2,291	$4,012

	Six Months Ended June 30
	2014	2013	2014	2013	2014	2013	2014	2013
Consumer & Business Banking	$14,811	$14,846	$1,346	$1,919	$7,963	$8,349	$3,454	$2,833
Consumer Real Estate Services	2,582	4,427	5	626	14,031	8,788	(7,829)	(3,086)
Global Wealth & Investment Management	9,136	8,920	15	7	6,806	6,523	1,453	1,479
Global Banking	8,448	8,168	397	312	3,927	3,685	2,589	2,581
Global Markets	9,595	8,973	38	(11)	5,939	5,843	2,409	2,074
All Other	155	1,023	(381)	71	2,113	2,330	(61)	(386)
Total FTE basis	44,727	46,357	1,420	2,924	40,779	35,518	2,015	5,495
FTE adjustment	(414)	(433)	—	—	—	—	—	—
Total Consolidated	$44,313	$45,924	$1,420	$2,924	$40,779	$35,518	$2,015	$5,495

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

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation’s internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 64. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

During the latest annual planning process, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, we adjusted the amount of capital being allocated to our business segments. This change resulted in a reduction of unallocated capital, which is included in All Other, and an aggregate increase in the amount of capital being allocated to the business segments, of which the more significant increases were in Global Banking and Global Markets. Prior periods were not restated.

For more information on the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended June 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$2,599	$2,472	$2,330	$2,562	$4,929	$5,034	(2)%
Noninterest income:
Card income	17	15	1,149	1,171	1,166	1,186	(2)
Service charges	1,090	1,035	1	—	1,091	1,035	5
All other income	134	117	53	62	187	179	4
Total noninterest income	1,241	1,167	1,203	1,233	2,444	2,400	2
Total revenue, net of interest expense (FTE basis)	3,840	3,639	3,533	3,795	7,373	7,434	(1)

Provision for credit losses	53	35	481	932	534	967	(45)
Noninterest expense	2,607	2,810	1,393	1,374	4,000	4,184	(4)
Income before income taxes	1,180	794	1,659	1,489	2,839	2,283	24
Income tax expense (FTE basis)	437	309	614	583	1,051	892	18
Net income	$743	$485	$1,045	$906	$1,788	$1,391	29

Net interest yield (FTE basis)	1.90%	1.88%	6.75%	7.26%	3.50%	3.72%
Return on average allocated capital	18.06	12.63	32.29	24.93	24.33	18.62
Efficiency ratio (FTE basis)	67.86	77.23	39.43	36.20	54.24	56.29

Balance Sheet
	Three Months Ended June 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$22,482	$22,434	$137,758	$141,159	$160,240	$163,593	(2)%
Total earning assets (1)	548,313	526,459	138,304	141,599	565,738	542,814	4
Total assets (1)	581,102	559,221	147,630	150,240	607,853	584,217	4
Total deposits	542,796	521,782	n/m	n/m	543,566	522,244	4
Allocated capital	16,500	15,400	13,000	14,600	29,500	30,000	(2)

(1)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

	Six Months Ended June 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$5,144	$4,859	$4,736	$5,188	$9,880	$10,047	(2)%
Noninterest income:
Card income	33	30	2,295	2,363	2,328	2,393	(3)
Service charges	2,135	2,048	1	—	2,136	2,048	4
All other income	248	219	219	139	467	358	30
Total noninterest income	2,416	2,297	2,515	2,502	4,931	4,799	3
Total revenue, net of interest expense (FTE basis)	7,560	7,156	7,251	7,690	14,811	14,846	—

Provision for credit losses	133	98	1,213	1,821	1,346	1,919	(30)
Noninterest expense	5,237	5,626	2,726	2,723	7,963	8,349	(5)
Income before income taxes	2,190	1,432	3,312	3,146	5,502	4,578	20
Income tax expense (FTE basis)	815	546	1,233	1,199	2,048	1,745	17
Net income	$1,375	$886	$2,079	$1,947	$3,454	$2,833	22

Net interest yield (FTE basis)	1.91%	1.90%	6.85%	7.33%	3.56%	3.80%
Return on average allocated capital	16.81	11.62	32.29	26.94	23.63	19.08
Efficiency ratio (FTE basis)	69.26	78.61	37.60	35.41	53.76	56.23

Balance Sheet
	Six Months Ended June 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$22,509	$22,525	$138,636	$142,188	$161,145	$164,713	(2)%
Total earning assets (1)	543,882	516,634	139,350	142,629	559,636	533,098	5
Total assets (1)	576,632	549,395	148,667	151,222	601,703	574,452	5
Total deposits	538,337	511,977	n/m	n/m	539,087	512,424	5
Allocated capital	16,500	15,400	13,000	14,600	29,500	30,000	(2)

Period end	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013	% Change
Total loans and leases	$22,420	$22,578	$138,722	$142,516	$161,142	$165,094	(2)%
Total earning assets (1)	550,546	535,131	139,162	143,917	570,208	550,777	4
Total assets (1)	582,935	567,988	148,765	153,381	612,200	593,099	3
Total deposits	544,689	530,920	n/m	n/m	545,530	531,668	3
For footnotes see page 30.

CBB, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 5,000 banking centers, 16,000 ATMs, nationwide call centers, and online and mobile platforms.

CBB Results

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for CBB increased $397 million to $1.8 billion primarily driven by lower provision for credit losses, lower noninterest expense and higher noninterest income, partially offset by lower net interest income. Net interest income decreased $105 million to $4.9 billion due to lower average loan balances and card yields, partially offset by higher deposit balances. Noninterest income increased $44 million to $2.4 billion primarily due to higher deposit service charges.

The provision for credit losses decreased $433 million to $534 million primarily as a result of continued improvement in credit quality, due in part to lower delinquencies. Noninterest expense decreased $184 million to $4.0 billion primarily driven by lower operating and litigation expenses.

The return on average allocated capital was 24.33 percent, up from 18.62 percent, reflecting an increase in net income combined with a small decrease in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income for CBB increased $621 million to $3.5 billion primarily driven by lower provision for credit losses, lower noninterest expense and higher noninterest income, partially offset by lower net interest income. Net interest income decreased $167 million to $9.9 billion and noninterest income increased $132 million to $4.9 billion primarily due to portfolio divestiture gains and higher service charges, partially offset by the impact of the exit of consumer protection products.

The provision for credit losses decreased $573 million to $1.3 billion and noninterest expense decreased $386 million to $8.0 billion primarily driven by the same factors as described in the three-month discussion above.

The return on average allocated capital was 23.63 percent, up from 19.08 percent, reflecting an increase in net income combined with a small decrease in allocated capital.

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

Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 43.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for Deposits increased $258 million to $743 million driven by lower noninterest expense and higher revenue, partially offset by an increase in the provision for credit losses. Net interest income increased $127 million to $2.6 billion primarily driven by a combination of pricing discipline and the beneficial impact of an increase in investable assets as a result of higher deposit balances. Noninterest income increased $74 million to $1.2 billion primarily due to higher deposit service charges.

The provision for credit losses increased $18 million to $53 million as credit quality stabilized. Noninterest expense decreased $203 million to $2.6 billion due to lower operating and personnel expenses.

Average deposits increased $21.0 billion to $542.8 billion driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $32.3 billion was partially offset by a decline in time deposits of $11.3 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by six bps to six bps.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income for Deposits increased $489 million to $1.4 billion driven by higher revenue and a decrease in noninterest expense, partially offset by an increase in the provision for credit losses. Net interest income increased $285 million to $5.1 billion primarily driven by the same factors as described in the three-month discussion above. Noninterest income increased $119 million to $2.4 billion primarily due to higher deposit service charges and investment and brokerage income.

The provision for credit losses increased $35 million to $133 million as credit quality stabilized. Noninterest expense decreased $389 million to $5.2 billion due to lower operating, personnel, Federal Deposit Insurance Corporation (FDIC) and litigation expenses.

Average deposits increased $26.4 billion to $538.3 billion driven by a continuing customer shift to more liquid products in the low rate environment. Additionally, $5.4 billion of the increase in average deposits was due to net transfers from other businesses, largely GWIM.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Total deposit spreads (excludes noninterest costs)	1.59%	1.51%	1.58%	1.51%

Period end
Client brokerage assets (in millions)			$105,926	$84,182
Online banking active accounts (units in thousands)			30,429	29,867
Mobile banking active accounts (units in thousands)			15,475	13,214
Banking centers			5,023	5,328
ATMs			15,976	16,354

Client brokerage assets increased $21.7 billion driven by increased market valuations and account flows. Mobile banking customers increased 2.3 million reflecting continuing changes in our customers' banking preferences. The number of banking centers declined 305 and ATMs declined 378 as we continue to optimize our consumer banking network and improve our cost-to-serve.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for Consumer Lending increased $139 million to $1.0 billion primarily driven by lower provision for credit losses, partially offset by lower revenue and higher noninterest expense. Net interest income decreased $232 million to $2.3 billion driven by the impact of lower average loan balances and card yields. Noninterest income decreased $30 million to $1.2 billion driven by lower card income.

The provision for credit losses decreased $451 million to $481 million due to continued improvement in credit quality, due in part to lower delinquencies. Noninterest expense increased $19 million to $1.4 billion primarily driven by higher operating expenses, largely offset by lower litigation expense.

Average loans decreased $3.4 billion to $137.8 billion primarily driven by the net migration of credit card loan balances to GWIM as described above, continued run-off of non-core portfolios and portfolio divestitures, partially offset by an increase in consumer auto loans.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income for Consumer Lending increased $132 million to $2.1 billion primarily due to lower provision for credit losses, partially offset by lower net interest income. Net interest income decreased $452 million to $4.7 billion driven by the same factors as described in the three-month discussion above. Noninterest income of $2.5 billion remained relatively unchanged as portfolio divestiture gains were offset by lower card income.

The provision for credit losses decreased $608 million to $1.2 billion due to the same factors as described in the three-month discussion above. Noninterest expense of $2.7 billion remained relatively unchanged.

Average loans decreased $3.6 billion to $138.6 billion primarily driven by the same factors as described in the three-month discussion above.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Total U.S. credit card (1)
Gross interest yield	9.30%	9.80%	9.39%	9.87%
Risk-adjusted margin	8.97	8.41	9.23	8.46
New accounts (in thousands)	1,128	957	2,155	1,863
Purchase volumes	$53,584	$51,945	$102,447	$98,577
Debit card purchase volumes	$69,492	$67,740	$135,382	$132,375

(1)	In addition to the U.S. credit card portfolio in CBB, the remaining U.S. credit card portfolio is in GWIM.

During the three and six months ended June 30, 2014, the total U.S. credit card risk-adjusted margin increased 56 bps and 77 bps compared to the same periods in 2013 due to an improvement in credit quality, and for the six months ended June 30, 2014, portfolio divestiture gains. Total U.S. credit card purchase volumes increased $1.6 billion to $53.6 billion, and $3.9 billion to $102.4 billion and debit card purchase volumes increased $1.8 billion to $69.5 billion, and $3.0 billion to $135.4 billion compared to the same periods in 2013, reflecting higher levels of consumer spending.

Consumer Real Estate Services

	Three Months Ended June 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$335	$344	$362	$355	$697	$699	—
Noninterest income:
Mortgage banking income	237	654	369	757	606	1,411	(57)%
All other income	18	5	69	—	87	5	n/m
Total noninterest income	255	659	438	757	693	1,416	(51)
Total revenue, net of interest expense (FTE basis)	590	1,003	800	1,112	1,390	2,115	(34)

Provision for credit losses	19	64	(39)	227	(20)	291	n/m
Noninterest expense	660	862	5,242	2,521	5,902	3,383	74
Income (loss) before income taxes	(89)	77	(4,403)	(1,636)	(4,492)	(1,559)	n/m
Income tax expense (benefit) (FTE basis)	(33)	30	(1,657)	(659)	(1,690)	(629)	n/m
Net income (loss)	$(56)	$47	$(2,746)	$(977)	$(2,802)	$(930)	n/m

Net interest yield (FTE basis)	2.49%	2.57%	3.65%	2.94%	2.98%	2.75%
Efficiency ratio (FTE basis)	n/m	85.92	n/m	n/m	n/m	n/m

Balance Sheet
	Three Months Ended June 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$51,553	$46,870	$36,704	$43,244	$88,257	$90,114	(2)%
Total earning assets	53,934	53,739	39,863	48,347	93,797	102,086	(8)
Total assets	53,962	54,000	55,626	68,276	109,588	122,276	(10)
Allocated capital	6,000	6,000	17,000	18,000	23,000	24,000	(4)
n/m = not meaningful

	Six Months Ended June 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$659	$691	$739	$751	$1,398	$1,442	(3)%
Noninterest income:
Mortgage banking income	415	1,351	660	1,547	1,075	2,898	(63)
All other income (loss)	22	(58)	87	145	109	87	25
Total noninterest income	437	1,293	747	1,692	1,184	2,985	(60)
Total revenue, net of interest expense (FTE basis)	1,096	1,984	1,486	2,443	2,582	4,427	(42)

Provision for credit losses	32	156	(27)	470	5	626	(99)
Noninterest expense	1,375	1,684	12,656	7,104	14,031	8,788	60
Income (loss) before income taxes	(311)	144	(11,143)	(5,131)	(11,454)	(4,987)	130
Income tax expense (benefit) (FTE basis)	(116)	55	(3,509)	(1,956)	(3,625)	(1,901)	91
Net income (loss)	$(195)	$89	$(7,634)	$(3,175)	$(7,829)	$(3,086)	n/m

Net interest yield (FTE basis)	2.48%	2.59%	3.73%	3.02%	3.01%	2.80%
Efficiency ratio (FTE basis)	n/m	84.85	n/m	n/m	n/m	n/m

Balance Sheet
	Six Months Ended June 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$51,183	$47,048	$37,401	$44,483	$88,584	$91,531	(3)%
Total earning assets	53,601	53,743	39,944	50,147	93,545	103,890	(10)
Total assets	53,565	54,252	56,508	71,039	110,073	125,291	(12)
Allocated capital	6,000	6,000	17,000	18,000	23,000	24,000	(4)

Period end	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013	% Change
Total loans and leases	$52,172	$51,021	$35,984	$38,732	$88,156	$89,753	(2)%
Total earning assets	55,058	54,071	37,233	43,092	92,291	97,163	(5)
Total assets	55,002	53,927	52,648	59,459	107,650	113,386	(5)
n/m = not meaningful

CRES operations include Home Loans and Legacy Assets & Servicing. Home Loans is responsible for ongoing residential first mortgage and home equity loan production activities and the CRES home equity loan portfolio not selected for inclusion in the Legacy Assets & Servicing owned portfolio. Legacy Assets & Servicing is responsible for all of our mortgage servicing activities related to loans serviced for others and loans held by the Corporation, including loans that have been designated as the Legacy Assets & Servicing Portfolios. The Legacy Assets & Servicing Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 38. In addition, Legacy Assets & Servicing is responsible for managing legacy exposures related to CRES (e.g., litigation, representations and warranties). This alignment allows CRES management to lead the ongoing Home Loans business while also providing focus on legacy mortgage issues and servicing activities.

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

CRES includes the impact of migrating certain customers and their related loan balances from GWIM to CRES.

CRES Results

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The net loss for CRES increased $1.9 billion to a net loss of $2.8 billion primarily driven by higher noninterest expense, resulting from higher litigation expense, and lower mortgage banking income, partially offset by lower provision for credit losses. Mortgage banking income decreased $805 million due to both lower core production revenue and lower servicing income, partially offset by lower representations and warranties provision. The provision for credit losses decreased $311 million to a benefit of $20 million primarily driven by continued improvement in portfolio trends including increased home prices. Noninterest expense increased $2.5 billion due to a $3.6 billion increase in litigation expense for previously disclosed legacy mortgage-related matters, partially offset by lower operating expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The net loss for CRES increased $4.7 billion to a net loss of $7.8 billion driven by the same factors as described in the three-month discussion above. Mortgage banking income decreased $1.8 billion, and the provision for credit losses decreased $621 million to $5 million driven by the same factors as described in the three-month discussion above. Noninterest expense increased $5.2 billion primarily due to a $7.4 billion increase in litigation expense as a result of the Federal Housing Finance Agency (FHFA) Settlement and for previously disclosed legacy mortgage-related matters, partially offset by the same factors as described in the three-month discussion above.

Home Loans

Home Loans products are available to our customers through our retail network, direct telephone and online access delivered by a sales force of approximately 2,700 mortgage loan officers, including over 1,500 banking center mortgage loan officers covering nearly 2,800 banking centers, and a 750-person centralized sales force based in five call centers.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Results for Home Loans decreased $103 million to a net loss of $56 million driven by lower revenue, partially offset by a decrease in noninterest expense and lower provision for credit losses. Noninterest income decreased $404 million due to lower mortgage banking income driven by a decline in core production revenue as a result of lower origination volumes combined with continued industry-wide margin compression. The provision for credit losses decreased $45 million primarily driven by continued improvement in portfolio trends including increased home prices. Noninterest expense decreased $202 million primarily due to lower personnel expenses resulting from lower loan originations.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Results for Home Loans decreased $284 million to a net loss of $195 million driven by the same factors as described in the three-month discussion above. Noninterest income decreased $856 million, the provision for credit losses decreased $124 million and noninterest expense decreased $309 million. These changes were driven by the same factors as described in the three-month discussion above.

Legacy Assets & Servicing

Legacy Assets & Servicing is responsible for all of our servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 29 percent and 34 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at June 30, 2014 and 2013.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The net loss for Legacy Assets & Servicing increased $1.8 billion to a net loss of $2.7 billion driven by an increase in noninterest expense, primarily litigation expense, and lower noninterest income, partially offset by lower provision for credit losses. Noninterest income decreased $319 million driven by a decline in servicing income due to a smaller servicing portfolio and less favorable MSR net-of-hedge performance. The provision for credit losses decreased $266 million to a benefit of $39 million primarily due to continued improvement in portfolio trends including increased home prices.

Noninterest expense increased $2.7 billion due to a $3.6 billion increase in litigation expense as discussed in CRES results above, partially offset by a decrease in default-related servicing expenses and lower mortgage-related assessments, waivers and similar costs related to foreclosure delays. Excluding litigation, noninterest expense decreased $871 million to $1.4 billion. Regarding LAS non-litigation costs, compliance with applicable mortgage programs and governance guidelines may delay the expected timing of achieving our $1.1 billion quarterly expense goal until the first quarter of 2015 as opposed to the fourth quarter of 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The net loss for Legacy Assets & Servicing increased $4.5 billion to a net loss of $7.6 billion driven by an increase of $5.6 billion in noninterest expense as discussed in CRES results above and lower noninterest income, partially offset by lower provision for credit losses. Noninterest income decreased $945 million and the provision for credit losses decreased $497 million to a benefit of $27 million due to the same factors as described in three-month discussion above.

Noninterest expense increased $5.6 billion due to the same factors as described in three-month discussion above. Excluding litigation, noninterest expense decreased $1.8 billion to $3.0 billion.

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

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. The home equity loan portfolio is held on the balance sheet of Legacy Assets & Servicing, and the residential mortgage loan portfolio is held on the balance sheet of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $10.8 billion during the six months ended June 30, 2014 to $101.3 billion, of which $36.0 billion were held on the Legacy Assets & Servicing balance sheet and the remainder was held on the balance sheet of All Other. The decrease was primarily related to paydowns, loan sales, PCI write-offs and charge-offs.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 27 percent and 33 percent of the total residential mortgage serviced portfolio of $672 billion and $887 billion, as measured by unpaid principal balance, at June 30, 2014 and 2013. The decline in the Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales, loan sales and other servicing transfers, paydowns and payoffs.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	June 30
(Dollars in billions)	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$181	$289
60 days or more past due	38	96

Number of loans serviced (in thousands)
Residential mortgage loans
Total	987	1,468
60 days or more past due	202	404

(1)	Excludes $37 billion and $45 billion of home equity loans and HELOCs at June 30, 2014 and 2013.

Non-Legacy Portfolio

As previously discussed, Legacy Assets & Servicing is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 73 percent and 67 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at June 30, 2014 and 2013. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales and other servicing transfers, paydowns and payoffs.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	June 30
(Dollars in billions)	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$491	$598
60 days or more past due	10	16

Number of loans serviced (in thousands)
Residential mortgage loans
Total	3,121	3,790
60 days or more past due	61	88

(1)	Excludes $51 billion and $54 billion of home equity loans and HELOCs at June 30, 2014 and 2013.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Production income:
Core production revenue	$318	$860	$591	$1,675
Representations and warranties provision	(87)	(197)	(265)	(447)
Total production income	231	663	326	1,228
Servicing income:
Servicing fees	476	785	990	1,701
Amortization of expected cash flows (1)	(209)	(260)	(419)	(574)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	105	215	171	526
Other servicing-related revenue	3	8	7	17
Total net servicing income	375	748	749	1,670
Total CRES mortgage banking income	606	1,411	1,075	2,898
Eliminations (3)	(79)	(233)	(136)	(457)
Total consolidated mortgage banking income	$527	$1,178	$939	$2,441

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio included in All Other.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Core production revenue decreased $542 million due to lower origination volumes as described below, combined with industry-wide margin compression. The representations and warranties provision decreased $110 million to $87 million. The provision was related to non-government-sponsored enterprises exposures.

Net servicing income decreased $373 million driven by lower servicing fees due to a smaller servicing portfolio and less favorable MSR net-of-hedge performance, partially offset by lower amortization of expected cash flows. The decline in the size of our servicing portfolio was driven by strategic sales of MSRs during 2013 as well as loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Core production revenue decreased $1.1 billion due to the same factors as described in the three-month discussion above. The representations and warranties provision decreased $182 million to $265 million. The provision included $103 million related to the FHFA Settlement and $162 million primarily related to non-government-sponsored enterprises exposures.

Net servicing income decreased $921 million driven by the same factors as described in the three-month discussion above.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2014	2013	2014		2013
Loan production (1)
Total (2):
First mortgage	$11,099	$25,276	$19,949		$49,196
Home equity	2,602	1,497	4,587		2,615
CRES:
First mortgage	$8,461	$20,509	$15,163		$39,778
Home equity	2,396	1,283	4,187		2,225

Period end			June 30 2014		December 31 2013
Mortgage serviced portfolio (in billions) (1, 3)			$760		$810
Mortgage loans serviced for investors (in billions) (1)			505		550
Mortgage servicing rights:
Balance (4)			4,134		5,042
Capitalized mortgage servicing rights (% of loans serviced for investors)			82	bps	92	bps

(1)	The above loan production and period-end servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans.

(2)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(3)	Servicing of residential mortgage loans, HELOCs and home equity loans.

(4)	At June 30, 2014, excludes $234 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.

Reflecting a decline in the overall mortgage market because of higher interest rates driving a decline in refinances, first mortgage loan originations in CRES declined $12.0 billion, or 59 percent, to $8.5 billion for the three months ended June 30, 2014, and for the total Corporation, decreased $14.2 billion, or 56 percent, to $11.1 billion compared to same period in 2013. First mortgage loan originations in CRES declined $24.6 billion, or 62 percent, to $15.2 billion for the six months ended June 30, 2014, and for the total Corporation, decreased $29.2 billion, or 59 percent, to $19.9 billion compared to the same period in 2013. The increase in interest rates also had an adverse impact on our mortgage loan applications, particularly for refinance mortgage loans compared to the same period in 2013.

During the three months ended June 30, 2014, 53 percent of our first mortgage production volume was for refinance originations and 47 percent was for purchase originations compared to 83 percent and 17 percent for the same period in 2013. Home Affordable Refinance Program (HARP) refinance originations were eight percent of all refinance originations as compared to 24 percent for the same period in 2013. Making Home Affordable non-HARP refinance originations were 19 percent of all refinance originations as compared to 21 percent for the same period in 2013. The remaining 73 percent of refinance originations was conventional refinances as compared to 55 percent for the same period in 2013.

During the six months ended June 30, 2014, 59 percent of our first mortgage production volume was for refinance originations and 41 percent was for purchase originations compared to 87 percent and 13 percent for the same period in 2013. HARP refinance originations were eight percent of all refinance originations as compared to 26 percent for the same period in 2013. Making Home Affordable non-HARP refinance originations were 20 percent of all refinance originations for both periods. The remaining 72 percent of refinance originations was conventional refinances as compared to 54 percent for the same period in 2013.

Home equity production for the total Corporation was $2.6 billion and $4.6 billion for the three and six months ended June 30, 2014 compared to $1.5 billion and $2.6 billion for the same periods in 2013 with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved banking center engagement with customers and more competitive pricing.

Mortgage Servicing Rights

At June 30, 2014, the balance of consumer MSRs managed within CRES, which excludes $234 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $4.1 billion, which represented 82 bps of the related unpaid principal balance compared to $5.0 billion, or 92 bps of the related unpaid principal balance at December 31, 2013. The consumer MSR balance managed within CRES decreased $908 million in the six months ended June 30, 2014 primarily driven by a decrease in value due to lower mortgage rates compared to December 31, 2013, which resulted in higher forecasted prepayment speeds, and the recognition of modeled cash flows. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 61. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$1,485	$1,505	(1)%	$2,970	$3,101	(4)%
Noninterest income:
Investment and brokerage services	2,642	2,441	8	5,246	4,772	10
All other income	462	553	(16)	920	1,047	(12)
Total noninterest income	3,104	2,994	4	6,166	5,819	6
Total revenue, net of interest expense (FTE basis)	4,589	4,499	2	9,136	8,920	2

Provision for credit losses	(8)	(15)	(47)	15	7	114
Noninterest expense	3,447	3,270	5	6,806	6,523	4
Income before income taxes	1,150	1,244	(8)	2,315	2,390	(3)
Income tax expense (FTE basis)	426	485	(12)	862	911	(5)
Net income	$724	$759	(5)	$1,453	$1,479	(2)

Net interest yield (FTE basis)	2.38%	2.47%		2.38%	2.46%
Return on average allocated capital	24.33	30.59		24.53	30.00
Efficiency ratio (FTE basis)	75.11	72.70		74.50	73.12

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2014	2013	% Change	2014	2013	% Change
Total loans and leases	$118,512	$109,589	8%	$117,235	$107,845	9%
Total earning assets	249,892	244,860	2	251,705	254,155	(1)
Total assets	268,294	263,735	2	270,674	272,966	(1)
Total deposits	240,042	235,344	2	241,409	244,329	(1)
Allocated capital	12,000	10,000	20	12,000	10,000	20

Period end				June 30 2014	December 31 2013	% Change
Total loans and leases				$120,187	$115,846	4%
Total earning assets				247,179	254,031	(3)
Total assets				265,581	274,112	(3)
Total deposits				237,046	244,901	(3)

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

U.S. Trust, together with MLGWM's Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net-worth and ultra-high net-worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income decreased $35 million to $724 million driven by higher noninterest expense, partially offset by higher noninterest income. Noninterest income increased $110 million to $3.1 billion primarily driven by higher market valuation and long-term AUM flows, partially offset by lower transactional activity. Noninterest expense increased $177 million to $3.4 billion primarily due to higher revenue-related incentive compensation and other volume-related expenses, and additional investments in technology and other areas to support business growth.

Revenue from MLGWM was $3.8 billion, up one percent, and revenue from U.S. Trust was $783 million, up six percent, both driven by an increase in asset management fees related to higher market valuation and long-term AUM flows.

Return on average allocated capital was 24.3 percent, down from 30.6 percent as relatively stable earnings were more than offset by increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income decreased $26 million to $1.5 billion driven by higher noninterest expense and lower net interest income, partially offset by higher noninterest income. Noninterest income increased $347 million to $6.2 billion and noninterest expense increased $283 million to $6.8 billion. These changes were driven by the same factors as described in the three-month discussion above.

Revenue from MLGWM was $7.6 billion, up two percent, and revenue from U.S. Trust was $1.6 billion, up six percent, both driven by the same factors as described in the three-month discussion above.

Return on average allocated capital was 24.5 percent, down from 30.0 percent driven by the same factors as described in the three-month discussion above.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their related deposit and loan balances to or from CBB, Global Banking, CRES and the ALM portfolio, as presented in the table below. We move clients between business segments to better meet their needs. During the first quarter of 2013, GWIM identified and transferred deposit balances of approximately $19 billion to CBB. Additionally, beginning in March 2013, the revenue and expense associated with GWIM clients who hold credit cards are included in GWIM; prior periods are in CBB.

Net Migration Summary
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Total deposits, net – GWIM from / (to) CBB and Global Banking	$691	$660	$1,835	$(17,888)
Total loans, net – GWIM from / (to) CBB, CRES and the ALM portfolio	(18)	(30)	(18)	(59)

Client Balances

The table below presents client balances which consist of AUM, brokerage assets, assets in custody, deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	June 30 2014	December 31 2013
Assets under management	$878,741	$821,449
Brokerage assets	1,091,558	1,045,122
Assets in custody	137,391	136,190
Deposits	237,046	244,901
Loans and leases (1)	123,432	118,776
Total client balances	$2,468,168	$2,366,438

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

The increase of $101.7 billion, or four percent, in client balances was driven by higher market valuation and long-term AUM flows.

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$2,239	$2,252	(1)%	$4,541	$4,411	3%
Noninterest income:
Service charges	680	701	(3)	1,367	1,387	(1)
Investment banking fees	834	792	5	1,656	1,582	5
All other income	426	393	8	884	788	12
Total noninterest income	1,940	1,886	3	3,907	3,757	4
Total revenue, net of interest expense (FTE basis)	4,179	4,138	1	8,448	8,168	3

Provision for credit losses	132	163	(19)	397	312	27
Noninterest expense	1,899	1,849	3	3,927	3,685	7
Income before income taxes	2,148	2,126	1	4,124	4,171	(1)
Income tax expense (FTE basis)	795	829	(4)	1,535	1,590	(3)
Net income	$1,353	$1,297	4	$2,589	$2,581	—

Net interest yield (FTE basis)	2.58%	3.17%		2.63%	3.18%
Return on average allocated capital	17.51	22.62		16.85	22.64
Efficiency ratio (FTE basis)	45.44	44.71		46.48	45.13

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2014	2013	% Change	2014	2013	% Change
Total loans and leases	$271,417	$255,674	6%	$271,446	$249,903	9%
Total earning assets	347,661	285,000	22	347,793	280,143	24
Total assets	390,997	326,775	20	392,030	322,036	22
Total deposits	258,937	226,912	14	257,692	224,132	15
Allocated capital	31,000	23,000	35	31,000	23,000	35

Period end				June 30 2014	December 31 2013	% Change
Total loans and leases				$270,683	$269,469	—%
Total earning assets				363,713	336,607	8
Total assets				407,367	378,659	8
Total deposits				270,268	265,171	2

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for Global Banking increased $56 million to $1.4 billion primarily driven by a decrease in the provision for credit losses, partially offset by higher noninterest expense. Revenue of $4.2 billion remained relatively unchanged.

The provision for credit losses decreased $31 million to $132 million. Noninterest expense increased $50 million to $1.9 billion primarily due to higher litigation expense.

Return on average allocated capital was 17.5 percent, down from 22.6 percent as modest earnings improvement was more than offset by increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income for Global Banking of $2.6 billion remained relatively unchanged as higher revenue was offset by higher noninterest expense and an increase in the provision for credit losses. Revenue increased $280 million to $8.4 billion driven by higher net interest income from loan growth and higher investment banking fees.

The provision for credit losses increased $85 million to $397 million. Noninterest expense increased $242 million to $3.9 billion primarily from technology investments in our Global Transaction Services and lending platforms, additional client-facing personnel and higher litigation expense.

Return on average allocated capital was 16.9 percent, down from 22.6 percent driven by the same factors as described in the three-month discussion above.

Global Corporate and Global Commercial Banking

Global Corporate and Global Commercial Banking each include Business Lending and Global Transaction Services (formerly Global Treasury Services) activities. Business Lending includes various lending-related products and services including commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Transaction Services includes deposits, treasury management, credit card, foreign exchange, and short-term investment and custody solutions to corporate and commercial banking clients. The table below presents a summary of Global Corporate and Global Commercial Banking results, which exclude certain capital markets activity in Global Banking.

Global Corporate and Global Commercial Banking
	Three Months Ended June 30
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Revenue
Business Lending	$820	$855	$1,005	$1,050	$1,825	$1,905
Global Transaction Services	766	702	719	733	1,485	1,435
Total revenue, net of interest expense	$1,586	$1,557	$1,724	$1,783	$3,310	$3,340

Balance Sheet
Average
Total loans and leases	$129,836	$126,734	$141,559	$128,910	$271,395	$255,644
Total deposits	143,420	123,482	115,518	103,385	258,938	226,867

	Six Months Ended June 30
	2014	2013	2014	2013	2014	2013
Revenue
Business Lending	$1,724	$1,706	$2,014	$2,001	$3,738	$3,707
Global Transaction Services	1,506	1,368	1,454	1,446	2,960	2,814
Total revenue, net of interest expense	$3,230	$3,074	$3,468	$3,447	$6,698	$6,521

Balance Sheet
Average
Total loans and leases	$130,519	$122,768	$140,912	$127,115	$271,431	$249,883
Total deposits	141,948	121,348	115,745	102,741	257,693	224,089

Period end
Total loans and leases	$129,974	$127,348	$140,684	$131,126	$270,658	$258,474
Total deposits	150,938	124,646	119,330	104,242	270,268	228,888

Global Corporate and Global Commercial Banking revenue decreased $30 million for the three months ended June 30, 2014 compared to the same period in 2013 due to lower revenue in Business Lending, partially offset by higher revenue in Global Transaction Services. Global Corporate and Global Commercial Banking revenue increased $177 million for the six months ended June 30, 2014 compared to the same period in 2013 due to higher revenue in both Business Lending and Global Transaction Services.

Business Lending revenue in Global Corporate Banking declined $35 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to lower credit service charges and declined $45 million in Global Commercial Banking due to prior-year accretion on acquired portfolios. Business Lending revenue in Global Corporate Banking and Global Commercial Banking increased $18 million and $13 million for the six months ended June 30, 2014 compared to the same period in 2013 due to the impact of higher loan balances, partially offset by lower loan spreads and prior-year accretion on acquired portfolios in Global Commercial Banking.

Global Transaction Services revenue in Global Corporate Banking increased $64 million and $138 million for the three and six months ended June 30, 2014 compared to the same periods in 2013 driven by the impact of growth in U.S. and non-U.S. deposit balances, partially offset by the impact of the low rate environment. Global Transaction Services revenue in Global Commercial Banking remained relatively unchanged for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Average loans and leases in Global Corporate and Global Commercial Banking increased six percent and nine percent for the three and six months ended June 30, 2014 compared to the same periods in 2013 driven by growth in the commercial and industrial, commercial real estate and commercial leasing portfolios. Average deposits in Global Corporate and Global Commercial Banking increased 14 percent and 15 percent for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to client liquidity, international growth and new client acquisitions.

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

Investment Banking Fees
	Three Months Ended June 30				Six Months Ended June 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Products
Advisory	$234	$240	$265	$262	$491	$473	$551	$519
Debt issuance	388	405	891	987	835	833	1,916	2,009
Equity issuance	212	147	514	356	330	276	827	679
Gross investment banking fees	834	792	1,670	1,605	1,656	1,582	3,294	3,207
Self-led deals	(16)	(7)	(39)	(49)	(51)	(35)	(121)	(116)
Total investment banking fees	$818	$785	$1,631	$1,556	$1,605	$1,547	$3,173	$3,091

Total Corporation investment banking fees of $1.6 billion and $3.2 billion, excluding self-led deals, included within Global Banking and Global Markets, increased five percent and three percent for the three and six months ended June 30, 2014 compared to the same periods in 2013 as strong equity underwriting, investment-grade underwriting and advisory fees were partially offset by lower underwriting fees for other debt products.

Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$952	$1,009	(6)%	$1,949	$2,117	(8)%
Noninterest income:
Investment and brokerage services	540	549	(2)	1,101	1,077	2
Investment banking fees	760	668	14	1,496	1,347	11
Trading account profits	1,768	1,848	(4)	4,135	4,738	(13)
All other income (loss)	563	120	n/m	914	(306)	n/m
Total noninterest income	3,631	3,185	14	7,646	6,856	12
Total revenue, net of interest expense (FTE basis)	4,583	4,194	9	9,595	8,973	7

Provision for credit losses	19	(16)	n/m	38	(11)	n/m
Noninterest expense	2,862	2,770	3	5,939	5,843	2
Income before income taxes	1,702	1,440	18	3,618	3,141	15
Income tax expense (FTE basis)	601	478	26	1,209	1,067	13
Net income	$1,101	$962	14	$2,409	$2,074	16

Return on average allocated capital	13.01%	12.89%		14.32%	13.97%
Efficiency ratio (FTE basis)	62.45	66.05		61.90	65.12

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2014	2013	% Change	2014	2013	% Change
Total trading-related assets (1)	$459,938	$490,972	(6)%	$448,596	$497,582	(10)%
Total loans and leases	63,579	56,354	13	63,637	54,529	17
Total earning assets (1)	478,192	499,338	(4)	467,594	504,450	(7)
Total assets	617,103	656,109	(6)	609,315	663,021	(8)
Allocated capital	34,000	30,000	13	34,000	30,000	13

Period end				June 30 2014	December 31 2013	% Change
Total trading-related assets (1)				$443,386	$411,080	8%
Total loans and leases				66,260	67,381	(2)
Total earning assets (1)				465,383	432,807	8
Total assets				610,395	575,584	6

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, mortgage-backed securities (MBS), commodities and asset-backed securities (ABS). In addition, the economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 48. On January 1, 2014, the results for structured liabilities including DVA were moved into Global Markets from All Other to better align the performance and risk management of these instruments. As such, net DVA in Global Markets represents the combined total of net DVA on derivatives and structured liabilities. Prior periods have been reclassified to conform to current period presentation.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for Global Markets increased $139 million to $1.1 billion primarily driven by higher equity investment gains, which included a $240 million gain related to the initial public offering of an equity investment, and increased investment banking fees. Net DVA gains were $69 million compared to gains of $49 million. Noninterest expense increased $92 million to $2.9 billion due to higher technology and staff support costs as well as increased personnel expense and professional fees.

Average earning assets decreased $21.1 billion to $478.2 billion largely driven by a lower matched-book and trading related securities.

The return on average allocated capital was 13.01 percent, up from 12.89 percent, reflecting increased net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income for Global Markets increased $335 million to $2.4 billion primarily driven by the same factors as described in the three-month discussion above, as well as a first quarter 2013 write-down of a monoline receivable due to the settlement of a legacy matter. This was offset by a decrease in trading account profits due to declines in market volumes and reduced volatility. Net DVA gains were $181 million compared to losses of $96 million. Noninterest expense increased $96 million to $5.9 billion due to higher technology costs and professional fees, partially offset by decreased personnel expense.

Average earning assets decreased $36.9 billion to $467.6 billion largely driven by the same factors as described in the three-month discussion above.

The return on average allocated capital was 14.32 percent, up from 13.97 percent, largely driven by the same factors as described in the three-month discussion above.

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

Sales and Trading Revenue (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Sales and trading revenue
Fixed income, currencies and commodities	$2,426	$2,216	$5,452	$5,067
Equities	1,045	1,280	2,230	2,433
Total sales and trading revenue	$3,471	$3,496	$7,682	$7,500

Sales and trading revenue, excluding net DVA (3)
Fixed income, currencies and commodities	$2,370	$2,253	$5,316	$5,252
Equities	1,032	1,194	2,185	2,344
Total sales and trading revenue, excluding net DVA	$3,402	$3,447	$7,501	$7,596

(1)
Includes FTE adjustments of $51 million and $88 million for the three and six months ended June 30, 2014 compared to $47 million and $93 million for the same periods in 2013. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $68 million and $153 million for the three and six months ended June 30, 2014 compared to $143 million and $210 million for the same periods in 2013.

(3)
FICC and Equities sales and trading revenue, excluding the impact of net DVA, is a non-GAAP financial measure. FICC net DVA gains were $56 million and $136 million for the three and six months ended June 30, 2014 compared to net DVA losses of $37 million and $185 million for the same periods in 2013. Equities net DVA gains were $13 million and $45 million for the three and six months ended June 30, 2014 compared to net DVA gains of $86 million and $89 million for the same periods in 2013.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Fixed-income, currency and commodities (FICC) revenue, excluding net DVA, increased $117 million to $2.4 billion primarily due to improved performance in mortgage and municipal products, partially offset by declines in foreign exchange and commodities. Equities revenue, excluding net DVA, decreased $162 million to $1.0 billion due to lower market volumes and reduced client activity. Sales and trading revenue included total commissions and brokerage fee revenue of $540 million, substantially all from equities, which remained relatively unchanged.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

FICC revenue, excluding net DVA, increased $64 million to $5.3 billion as the prior-year period included a $450 million write-down of a monoline receivable related to the settlement of a legacy matter. Equities revenue, excluding net DVA, decreased $159 million to $2.2 billion due to the same factors as described in the three-month discussion above. Sales and trading revenue included total commissions and brokerage fee revenue of $1.1 billion, substantially all from equities, which remained relatively unchanged.

All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$(76)	$272	n/m	$(226)	$528	n/m
Noninterest income:
Card income	88	81	9%	174	166	5%
Equity investment income	56	576	(90)	730	1,096	(33)
Gains on sales of debt securities	382	452	(15)	739	519	42
All other loss	(604)	(812)	(26)	(1,262)	(1,286)	(2)
Total noninterest income	(78)	297	n/m	381	495	(23)
Total revenue, net of interest expense (FTE basis)	(154)	569	n/m	155	1,023	(85)

Provision for credit losses	(246)	(179)	37	(381)	71	n/m
Noninterest expense	431	562	(23)	2,113	2,330	(9)
Income (loss) before income taxes	(339)	186	n/m	(1,577)	(1,378)	14
Income tax benefit (FTE basis)	(466)	(347)	34	(1,516)	(992)	53
Net income (loss)	$127	$533	(76)	$(61)	$(386)	(84)

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2014	2013	% Change	2014	2013	% Change
Loans and leases:
Residential mortgage	$187,854	$211,137	(11)%	$190,904	$213,156	(10)%
Non-U.S. credit card	11,759	10,613	11	11,657	10,819	8
Other	10,962	17,160	(36)	11,404	17,773	(36)
Total loans and leases	210,575	238,910	(12)	213,965	241,748	(11)
Total assets (1)	175,720	231,498	(24)	170,699	240,677	(29)
Total deposits	35,851	34,017	5	35,119	34,883	1

Period end				June 30 2014	December 31 2013	% Change
Loans and leases:
Residential mortgage				$182,221	$197,061	(8)%
Non-U.S. credit card				11,999	11,541	4
Other				11,251	12,088	(7)
Total loans and leases				205,471	220,690	(7)
Total assets (1)				167,364	167,433	—
Total deposits				31,999	27,851	15

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $593.1 billion and $589.2 billion for the three and six months ended June 30, 2014 compared to $524.5 billion and $525.3 billion for the same periods in 2013, and $608.8 billion and $569.9 billion at June 30, 2014 and December 31, 2013.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 128. Equity investments include GPI which is comprised of a portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Additionally, certain residential mortgage loans that are managed by Legacy Assets & Servicing are held in All Other.

On January 1, 2014, the results for structured liabilities including DVA (previously referred to as fair value adjustments on structured liabilities) were moved from All Other into Global Markets to better align the performance and risk management of these instruments. Prior periods have been reclassified to conform to current period presentation.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for All Other decreased $406 million to $127 million primarily due to a decrease in equity investment income of $520 million, the negative impact of market-related premium amortization expense on debt securities and a decrease of $70 million in gains on sales of debt securities, partially offset by an improvement in the provision for credit losses and lower noninterest expense. The bulk sales of $2.1 billion in nonperforming residential mortgage loans also had a positive impact of approximately $350 million, including the gains on the sale of approximately $150 million with the remainder primarily reflected as recoveries through the provision for credit losses as noted in the paragraph below.

The provision for credit losses improved $67 million to a benefit of $246 million primarily driven by $185 million of recoveries on the bulk sales.

Noninterest expense decreased $131 million to $431 million primarily due to a decline in other general operating expenses. The income tax benefit was $466 million compared to a benefit of $347 million, with the increase primarily driven by the change in pre-tax earnings.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The net loss for All Other decreased $325 million to a net loss of $61 million primarily due to the same factors as described in the three-month discussion above, partially offset by an increase of $220 million in gains on sales of debt securities.

The provision for credit losses improved $452 million to a benefit of $381 million primarily driven by the same factor as described in the three-month discussion above as well as continued improvement in residential mortgage portfolio trends including increased home prices.

Noninterest expense decreased $217 million to $2.1 billion driven by a decline in foreclosed properties expense. The income tax benefit was $1.5 billion compared to a benefit of $992 million, with the increase primarily driven by the same factor as described in the three-month discussion above as well as the resolution of certain tax matters and recurring tax preference items.

Equity Investment Activity

The tables below present the components of equity investments included in All Other at June 30, 2014 and December 31, 2013, and also a reconciliation to the total consolidated equity investment income for the three and six months ended June 30, 2014 and 2013.

Equity Investments
(Dollars in millions)			June 30 2014	December 31 2013
Global Principal Investments			$1,136	$1,604
Strategic and other investments			827	822
Total equity investments included in All Other			$1,963	$2,426

Equity Investment Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Global Principal Investments	$71	$52	$43	$156
Strategic and other investments	(15)	524	687	940
Total equity investment income included in All Other	56	576	730	1,096
Total equity investment income included in the business segments	301	104	411	147
Total consolidated equity investment income	$357	$680	$1,141	$1,243

Equity investments included in All Other decreased $463 million to $2.0 billion at June 30, 2014 compared to December 31, 2013, with the decrease due to sales in the GPI portfolio. GPI had unfunded equity commitments of $54 million at June 30, 2014 compared to $127 million at December 31, 2013.

Equity investment income included in All Other was $56 million and $730 million for the three and six months ended June 30, 2014, a decrease of $520 million and $366 million compared to the same periods in 2013. The decrease for the three-month period was due to gains on the sales of portions of an equity investment in the prior-year period. The six-month decline was due to the same factors as described in the three-month discussion as well as lower GPI results. Total Corporation equity investment income was $357 million and $1.1 billion for the three and six months ended June 30, 2014, a decrease of $323 million and $102 million from the same periods in 2013, due to the same factors as described above, partially offset by a gain related to the initial public offering of an equity investment in Global Markets.

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

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of RMBS guaranteed by the government-sponsored enterprises (GSEs) or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that we may receive.

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

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, certain of which have been for significant amounts in lieu of a loan-by-loan review process, including with the GSEs, with four monoline insurers and with the Bank of New York Mellon (BNY Mellon), as trustee (the Trustee) for certain trusts. As a result of various settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide Financial Corporation (Countrywide) to Fannie Mae (FNMA) and Freddie Mac (FHLMC) through June 30, 2012 and December 31, 2009, respectively.

We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements can be relied upon to predict the terms of future settlements. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims. For example, we are currently involved in RMBS litigation including purported class action suits, actions brought by individual RMBS purchasers and actions by Governmental Authorities. Our liability in connection with the transactions and claims not covered by these settlements could be material. For more information on our exposure to RMBS matters involving securities law, fraud or related claims, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

BNY Mellon Settlement

The settlement with Bank of New York Mellon (BNY Mellon Settlement) remains subject to final court approval and certain other conditions. It is not currently possible to predict the ultimate outcome or timing of the court approval process, which includes appeals and could take a substantial period of time. The court approval hearing began in the New York Supreme Court, New York County, on June 3, 2013 and concluded on November 21, 2013. On January 31, 2014, the court issued a decision, order and judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee's conduct only with respect to the Trustee's consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. On February 21, 2014, final judgment was entered and the Trustee filed a notice of appeal regarding the court's ruling on loan modification claims in the settlement. Certain objectors to the settlement have filed cross-appeals appealing the court's approval of the settlement. Pursuant to our settlement with AIG on July 15, 2014, AIG withdrew its objection to the BNY Mellon Settlement, including its participation in all pending appeals and cross-appeals. Under the current schedule, all appeals will be fully briefed by September 22, 2014. The court's January 31, 2014 decision, order and judgment remain subject to these appeals, as well as a motion to reargue to be heard on September 24, 2014, and it is not possible at this time to predict when the court approval process will be completed.

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

FGIC Settlement

On April 7, 2014, the Corporation entered into a settlement with Financial Guaranty Insurance Company (FGIC) for certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance. In addition, on April 11, 2014, separate settlements were entered into with BNY Mellon as trustee with respect to seven of those trusts; settlements on two additional trusts with BNY Mellon as trustee were entered into on May 15, 2014 and May 28, 2014. The agreements resolve all outstanding litigation between FGIC and the Corporation, as well as outstanding and potential claims by FGIC and the trustee related to alleged representations and warranties breaches and other claims involving certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance.

For additional information on the FGIC Settlement, and for a summary of the larger settlement actions and the related impact on the representations and warranties provision and liability, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Unresolved Repurchase Claims

Repurchase claims received from a counterparty are considered unresolved repurchase claims until the underlying loan is repurchased or the claim is rescinded by the counterparty. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution. Table 16 presents unresolved repurchase claims by counterparty at June 30, 2014 and December 31, 2013.

Table 16
Unresolved Repurchase Claims by Counterparty (1)
(Dollars in millions)	June 30 2014	December 31 2013
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3)	$20,551	$17,953
Monolines (4)	1,085	1,532
GSEs	76	170
Total unresolved repurchase claims (3)	$21,712	$19,655

(1)
At both June 30, 2014 and December 31, 2013, unresolved repurchase claims did not include repurchase demands of $1.2 billion where the Corporation believes that these demands are procedurally or substantively invalid.

(2)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(3)
Includes $13.7 billion and $13.8 billion of claims based on individual file reviews and $6.8 billion and $4.1 billion of claims submitted without individual file reviews at June 30, 2014 and December 31, 2013.

(4)	At June 30, 2014, substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer.

During the three months ended June 30, 2014, we received $2.4 billion in new repurchase claims, including $1.9 billion of claims submitted without individual loan file reviews and $258 million of claims based on individual loan file reviews submitted by private-label securitization trustees, $88 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs and $168 million submitted by whole-loan investors. During the three months ended June 30, 2014, $964 million in claims were resolved. Of the claims resolved, $469 million were resolved through settlements, including $450 million related to the FGIC Settlement, $255 million were resolved through rescissions and $240 million were resolved through mortgage repurchases and make-whole payments with private-label securitization trustees, whole-loan investors and the GSEs.

During the six months ended June 30, 2014, we received $3.7 billion in new repurchase claims, including $2.8 billion of claims submitted without an individual loan file review and $449 million of claims based on individual loan file reviews submitted by private-label securitization trustees and a financial guarantee provider, $241 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs and $198 million submitted by whole-loan investors. During the six months ended June 30, 2014, $1.7 billion in claims were resolved. Of the claims resolved, $856 million were resolved through settlement, including $450 million related to the FGIC Settlement and $387 million related to the FHFA Settlement, $417 million were resolved through rescissions and $417 million were resolved through mortgage repurchases and make-whole payments with private-label securitization trustees, whole-loan investors and the GSEs.

The increase in the notional amount of unresolved repurchase claims during the three and six months ended June 30, 2014 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to support a claim. We expect unresolved repurchase claims related to private-label securitizations to increase as such claims continue to be submitted and there is not an established process for the ultimate resolution of such claims on which there is a disagreement.

In addition to, and not included in, the total unresolved repurchase claims of $21.7 billion at June 30, 2014, are repurchase demands we have received from private-label securitization investors and a master servicer where we believe that these demands are procedurally or substantively invalid. The total amount outstanding of such demands was $1.2 billion at both June 30, 2014 and December 31, 2013, comprised of $931 million of demands received during 2012 and $272 million of demands related to trusts covered by the BNY Mellon Settlement. We do not believe that the demands outstanding at June 30, 2014 are valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For additional discussion of the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 60.

At June 30, 2014 and December 31, 2013, the liability for representations and warranties was $12.1 billion and $13.3 billion. For the three and six months ended June 30, 2014, the representations and warranties provision was $87 million and $265 million compared to $197 million and $447 million for the same periods in 2013. The provision for the six months ended June 30, 2014 included $103 million related to the FHFA Settlement and $162 million primarily for our remaining non-GSE exposures.

Our estimated liability at June 30, 2014 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions. Although we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have had little to no claim activity, or where the applicable statute of limitations has expired, these exposures are included in the estimated range of possible loss.

Experience with Government-sponsored Enterprises

As a result of various settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, our exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $14.0 billion and loans with certain defects excluded from the settlements that we do not believe will be material, such as title defects and certain specified violations of the GSEs' charters. As of June 30, 2014, of the $14.0 billion, approximately $11.3 billion in principal has been paid, $942 million in principal has defaulted or was severely delinquent, and the notional amount of unresolved repurchase claims submitted by the GSEs was $63 million related to these vintages.

Experience with Investors Other than Government-sponsored Enterprises

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $965 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), including $781 billion to private-label and whole-loan investors without monoline insurance and $184 billion with monoline insurance. Of the $965 billion, $562 billion in principal has been paid, $195 billion in principal has defaulted, $50 billion in principal was severely delinquent, and $158 billion in principal was current or less than 180 days past due at June 30, 2014.

Table 17 details the population of loans originated between 2004 and 2008 and sold in non-agency securitizations or as whole loans by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of June 30, 2014.

Table 17
Overview of Non-Agency Securitization and Whole-Loan Balances
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance June 30 2014	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$17	$3	$7	$10	$1	$2	$2	$5
Countrywide	716	163	40	147	187	24	45	44	74
Merrill Lynch	67	14	3	16	19	3	4	3	9
First Franklin	82	14	4	25	29	5	6	5	13
Total (1, 2)	$965	$208	$50	$195	$245	$33	$57	$54	$101
By Product
Prime	$302	$60	$7	$27	$34	$2	$6	$7	$19
Alt-A	172	47	10	39	49	7	12	11	19
Pay option	150	34	11	43	54	5	13	15	21
Subprime	247	52	17	67	84	17	20	15	32
Home equity	88	10	—	18	18	2	5	4	7
Other	6	5	5	1	6	—	1	2	3
Total	$965	$208	$50	$195	$245	$33	$57	$54	$101

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable). We believe many of the loan defaults observed in these securitizations and whole-loan balances were driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of June 30, 2014, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and, of this amount, $110 billion was defaulted or severely delinquent at June 30, 2014.

Experience with Private-label Securitizations and Whole Loans

Legacy entities, and to a lesser extent Bank of America, sold loans to investors via private-label securitizations or as whole loans. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The loans sold with an original total principal balance of $780.5 billion, without monoline insurance, included in Table 17, were originated between 2004 and 2008. Of the $780.5 billion, $456.4 billion have been paid in full and $191.6 billion were defaulted or severely delinquent at June 30, 2014. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $29.3 billion of representations and warranties repurchase claims related to these vintages, including $20.2 billion from private-label securitization trustees and a financial guarantee provider, $8.3 billion from whole-loan investors and $815 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statute of limitations relating to representations and warranties repurchase claims and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas, which may increase our total exposure.

A December 2013 decision by the New York intermediate appellate court held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made (i.e., the date the transaction closed and not when the repurchase demand was denied). That decision has been applied by the state and federal courts in several RMBS lawsuits not involving the Corporation, resulting in the dismissal as untimely of claims involving representations and warranties made more than six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, which has taken the case for review, this decision would apply to claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits that we have received or may receive involve representations and warranties claims where the statute of limitations has expired under this ruling and has not been tolled by agreement, and which we therefore believe would be untimely. The Corporation believes this ruling may have had an influence on recent activity in requests for tolling agreements and the pace of lawsuits filed by private-label securitization trustees prior to the expiration of the statute of limitations. In addition, it is possible that in response to the statute of limitations rulings, parties seeking to pursue representations and warranties claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor and/or issuer has run, may pursue alternate legal theories of recovery and/or assert claims against other contractual parties. For example, on June 18, 2014, a group of institutional investors filed six lawsuits against six trustees covering more than 2,200 RMBS trusts alleging failure to pursue representations and warranties claims and servicer defaults based upon alleged contractual, statutory and tort theories of liability. The Corporation and its affiliates have not been named as parties to these lawsuits. The impact on the Corporation, if any, of such alternative legal theories or assertions is unclear.

We have resolved $8.8 billion of the $29.3 billion of claims received from whole-loan and private-label securitization counterparties with losses of $1.9 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $3.5 billion of these claims were resolved through repurchase or indemnification, $5.0 billion were rescinded by the investor and $331 million were resolved through the FHFA Settlement. At June 30, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $20.5 billion. We have performed an initial review with respect to substantially all of these claims and do not believe a valid basis for repurchase has been established by the claimant. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations sponsored by third-party whole-loan investors and are not required by the governing documents to do so.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and subsequent activity with certain counterparties led to the determination that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations, including certain private-label securitizations sponsored by third-party whole-loan investors, however, it did not provide sufficient experience to record a liability related to other private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole-loan sales, as well as certain private-label securitizations impacted by recent court rulings on the statute of limitations, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. As discussed below, our estimated range of possible loss related to representations and warranties exposures as of June 30, 2014 included possible losses related to these whole-loan sales and private-label securitizations.

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

Experience with Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 17. At June 30, 2014 and December 31, 2013, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $1.1 billion and $1.5 billion. The FGIC Settlement resolved $450 million of these claims pertaining to certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance.

Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. During the three and six months ended June 30, 2014, there was minimal loan-level repurchase claim activity with the remaining monoline as well as minimal requests for loan files for review through the representations and warranties process. However, there may be additional claims or file requests in the future.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although the number of such open notices has remained elevated, they have decreased over the last several quarters as the resolution of open notices exceeded new notices.

We had approximately 91,000 and 101,000 open MI rescission notices at June 30, 2014 and December 31, 2013. The decline was primarily due to settlements with MI companies. Open MI rescission notices at June 30, 2014 included 30,000 pertaining principally to first-lien mortgages serviced for others, 8,000 pertaining to loans HFI and 53,000 pertaining to ongoing litigation for second-lien mortgages.

On July 15, 2014, certain of our subsidiaries entered into a settlement agreement to resolve all outstanding MI disputes brought by the Corporation against three United Guaranty entities. This settlement will resolve all of the Corporation's pending MI litigation with the United Guaranty entities regarding legacy first- and second-lien mortgages originated or acquired by certain of our subsidiaries prior to 2009. In addition, the settlement will resolve 14,000 rescission notices open as of June 30, 2014. The settlement with the United Guaranty entities with respect to policies related to first-lien mortgages is subject to the consent of the GSEs; and the inclusion of loans other than GSE-insured loans is subject to obtaining any other necessary consents.

For more information on open mortgage insurance rescission notices, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Estimated Range of Possible Loss

We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4.0 billion over existing accruals at June 30, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

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

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations and a variety of other judgmental factors.

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

2011 OCC Consent Order and 2013 IFR Acceleration Agreement

For more information on the 2011 OCC Consent Order and 2013 IFR Acceleration Agreement, see Off-Balance Sheet Arrangements and Contractual Obligations – 2011 OCC Consent Order and 2013 IFR Acceleration Agreement on page 57 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

National Mortgage Settlement

In March 2012, we entered into the National Mortgage Settlement with the DOJ, various federal regulatory agencies and 49 state Attorneys General to resolve federal and state investigations into certain residential mortgage origination, servicing and foreclosure practices. Our compliance with these servicing standards is subject to ongoing review by an independent monitor who has confirmed that we have fulfilled all national and state obligations with respect to borrower assistance.

For more information on the National Mortgage Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – National Mortgage Settlement on page 57 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

Mortgage Electronic Registration Systems, Inc.

For information on Mortgage Electronic Registration Systems, Inc., see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 58 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

Impact of Foreclosure Delays

Foreclosure delays impact our default-related servicing costs. We believe default-related servicing costs peaked in late 2012 and they began to decline in 2013, and this decline has continued in 2014. However, unexpected foreclosure delays could impact the rate of decline. Default-related servicing costs include costs related to resources needed for implementing new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and operational costs due to delayed foreclosures, and do not include mortgage-related assessments, waivers and similar costs related to foreclosure delays.

Other areas of our operations are also impacted by foreclosure delays. In the six months ended June 30, 2014, we recorded $64 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays compared to $307 million in the same period in 2013. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances, and may impact the collectability of such advances and the value of our MSR asset, RMBS and real estate owned properties. Accordingly, the ultimate resolution of disagreements with counterparties, delays in foreclosure sales beyond those currently anticipated, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing, transfer of servicing and servicing rights, and foreclosure activities, including those claims not covered by the National Mortgage Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. We are also subject to inquiries, investigations, actions and claims from regulators, trustees, investors and other third parties relating to other mortgage-related activities such as the purchase, sale, pooling, and origination and securitization of loans, as well as structuring, marketing, underwriting and issuance of RMBS and other securities, including claims relating to the adequacy and accuracy of disclosures in offering documents and representations and warranties made in connection with whole-loan sales or securitizations. The ongoing environment of heightened scrutiny has subjected us to governmental or regulatory inquiries and investigations, and may subject us to actions, including litigation, penalties and fines, including by the DOJ, state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (the RMBS Working Group), or by other regulators or government agencies that could significantly adversely affect our reputation and result in material costs to us in excess of current reserves and management’s estimate of the aggregate range of possible loss for litigation matters. The Corporation has previously disclosed that it is subject to inquiries and investigations, and may be subject to penalties and fines by the DOJ, state Attorneys General and other members of the RMBS Working Group, and is a party to certain litigation proceedings brought by the DOJ and certain other Governmental Authorities regarding the Corporation's RMBS and other mortgage-related matters. We continue to cooperate with and have had discussions about a potential resolution of mortgage and RMBS-related matters with certain Governmental Authorities. There can be no assurances that these discussions will lead to a resolution of any or all of these matters and additional litigation may be filed by the DOJ or certain other Governmental Authorities regarding our RMBS. For additional information regarding the risks associated with matters of this nature, see Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

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

Regulatory Matters

Derivatives

Under Commodity Futures Trading Commission rules, swap dealers are now subject to exchange/swap execution facility trading requirements with respect to certain interest rate and index credit derivative transactions. The timing for margin and capital implementation remains unknown. The Securities and Exchange Commission (SEC) must propose and finalize many of its security-based swaps-related rules and has, to date, implemented a small number of clearing-related and definitional rules as well as portions of its cross-border rule. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) also requires banking entities to “push out” certain derivatives activity to one or more non-bank affiliates by July 2015.

Resolution Planning in the U.K.

In the U.K., the Prudential Regulation Authority (PRA) has issued rules requiring the submission of significant information about certain U.K.-incorporated subsidiaries and other financial institutions, as well as branches of non-U.K. banks located in the U.K. (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the PRA to develop resolution plans. As a result of the PRA review, we could be required to take certain actions over the next several years which could impose operating costs and potentially result in the restructuring of certain business and subsidiaries.

Consumer

The Consumer Financial Protection Bureau has issued its final rule, effective August 1, 2015, requiring integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act.

For more information on other significant regulatory matters, see Capital Management – Regulatory Capital on page 65, Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein, Regulatory Matters on page 59 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K, and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

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

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation’s internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 64. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. During the latest annual planning process, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, we adjusted the amount of capital being allocated to our business segments. For more information on the refined methodology, see Business Segment Operations on page 28.

CCAR and Capital Planning

The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. The CCAR capital plan is the central element of the Federal Reserve's approach to ensure that large BHCs have adequate capital and robust processes for managing their capital.

In January 2014, we submitted our 2014 CCAR capital plan and received results on March 26, 2014. Based on the information in our January 2014 submission, the Federal Reserve advised us that it did not object to our 2014 capital actions. On April 28, 2014, we announced the revision of certain regulatory capital amounts and ratios that had previously been reported, and suspended our previously announced 2014 capital actions stating that we would resubmit information pursuant to the 2014 CCAR to the Federal Reserve.

A third party was engaged to perform certain procedures related to our 2014 CCAR resubmission process and controls regarding reporting and calculating regulatory capital ratios, and focused on the periods ended September 30, 2013 and March 31, 2014. The third-party review was completed and resulted in additional adjustments that had less than one basis point impact on our capital ratios for September 30, 2013 and no effect on our capital ratios for March 31, 2014. On May 27, 2014, subsequent to the third-party review, we updated and resubmitted our requested capital actions and certain 2014 CCAR schedules to the Federal Reserve and we addressed the quantitative adjustments to our original capital plan as part of that resubmission. The requested capital actions contained in the resubmission are less than the 2014 capital actions previously submitted to the Federal Reserve. Pursuant to CCAR capital plan rules, the Federal Reserve has until August 10, 2014 to respond to our resubmitted 2014 CCAR items, including the requested capital actions.

Until the Federal Reserve acts on our 2014 CCAR resubmission, we must obtain the Federal Reserve's approval prior to any capital distributions. However, the Federal Reserve approved certain capital actions, including continued payment of a quarterly common stock dividend of $0.01 per share, subject to declaration by the Board, the amendment to the terms of the Series T Preferred Stock as described below and the redemption or repurchase of a limited amount of trust preferred securities and subordinated debt. Additional common share buybacks were not included in this approval. In April 2014, prior to the suspension of our previously announced 2014 capital actions, we repurchased and retired 14.4 million common shares for an aggregate purchase price of approximately $233 million.

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

Basel 3

Basel 3 materially changes Tier 1 and Total capital calculations and formally establishes a common equity tier 1 capital ratio. Basel 3 introduces new minimum capital ratios and buffer requirements and a supplementary leverage ratio; changes the composition of regulatory capital; revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework; expands and modifies the risk-sensitive calculation of risk-weighted assets for credit and market risk (the Advanced approaches); and introduces a Standardized approach for the calculation of risk-weighted assets. For more information on the supplementary leverage ratio, see Capital Management – Other Regulatory Capital Matters on page 72.

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

Changes to the composition of regulatory capital under Basel 3, such as recognizing the impact of unrealized gains or losses on AFS debt securities in common equity tier 1 capital, are subject to a transition period where the impact is recognized in 20 percent annual increments. These regulatory capital adjustments and deductions will be fully implemented in 2018. The phase-in period for the new minimum capital ratio requirements and related buffers under Basel 3 is from January 1, 2014 through December 31, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. Table 18 summarizes how certain regulatory capital deductions and adjustments have been or will be transitioned from 2014 through 2018 for common equity tier 1 and Tier 1 capital.

Table 18
Summary of Certain Basel 3 Regulatory Capital Transition Provisions
Beginning on January 1 of each year	2014	2015	2016	2017	2018
Common equity tier 1 capital
Percent of total amount deducted from common equity tier 1 capital includes:	20%	40%	60%	80%	100%
Deferred tax assets arising from net operating loss and tax credit carryforwards; intangibles, other than mortgage servicing rights and goodwill; defined benefit pension fund net assets; net unrealized cumulative gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value; direct and indirect investments in own common equity tier 1 capital instruments; certain amounts exceeding the threshold by 10 percent individually and 15 percent in aggregate

Percent of total amount used to adjust common equity tier 1 capital includes (1):	80%	60%	40%	20%	0%
Net unrealized gains (losses) on AFS debt and certain marketable equity securities recorded in accumulated OCI; employee benefit plan adjustments recorded in accumulated OCI
Tier 1 capital
Percent of total amount deducted from Tier 1 capital includes:	80%	60%	40%	20%	0%
Deferred tax assets arising from net operating loss and tax credit carryforwards; defined benefit pension fund net assets; net unrealized cumulative gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value

(1)
Represents the phase-out percentage of the exclusion by year (e.g., 20 percent of net unrealized gains (losses) on AFS debt and certain marketable equity securities recorded in accumulated OCI will be included in 2014).

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be partially transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and partially transitioned and excluded from Tier 2 capital beginning in 2016. The exclusion from Tier 2 capital starts at 40 percent on January 1, 2016, increasing 10 percent each year until the full amount is excluded from Tier 2 capital beginning on January 1, 2022. As of June 30, 2014, our qualifying Trust Securities were $2.9 billion (approximately 23 bps of Tier 1 capital) and will no longer qualify as Tier 1 capital or Tier 2 capital beginning in 2016, subject to the transition provisions.

Standardized Approach

The Basel 3 Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk, as defined under the rules, are measured on a basis generally consistent with how market risk-weighted assets were measured under the Basel 1 – 2013 Rules. Credit risk exposures are measured by applying fixed risk weights to each exposure, determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development (OECD) country risk code and maturity, among others. Under the Standardized approach, no distinction is made for variations in credit quality for corporate exposures, and the economic benefit of collateral is restricted to a limited list of eligible securities and cash. Some key differences between the Standardized and Advanced approaches are that the Advanced approaches include a measure of operational risk and a credit valuation adjustment (CVA) capital charge in credit risk and rely on internal analytical models to measure credit risk-weighted assets. We estimate our common equity tier 1 capital ratio under the Basel 3 Standardized approach, on a fully phased-in basis, to be 9.5 percent at June 30, 2014. As of June 30, 2014, we estimated that our Basel 3 Standardized common equity tier 1 capital would be $137.2 billion and total risk-weighted assets would be $1,436.8 billion, on a fully phased-in basis. This does not include the benefit of the removal of the surcharge applicable to the CRM. For a reconciliation of Basel 3 Standardized – Transition to Basel 3 Standardized estimates on a fully phased-in basis for common equity tier 1 capital and risk-weighted assets, see Table 21. Our estimates under the Basel 3 Standardized approach may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Realized results could differ from those estimates and assumptions.

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

Under the Basel 3 Advanced approaches, we estimated our common equity tier 1 capital ratio, on a fully phased-in basis, to be 9.9 percent at June 30, 2014. As of June 30, 2014, we estimated that our Basel 3 Advanced common equity tier 1 capital would be $137.2 billion and total risk-weighted assets would be $1,387.4 billion, on a fully phased-in basis. This assumes approval by U.S. banking regulators of our internal analytical models, but does not include the benefit of the removal of the surcharge applicable to the CRM. The calculations under Basel 3 require management to make estimates, assumptions and interpretations, including the probability of future events based on historical experience. Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Realized results could differ from those estimates and assumptions.

Capital Composition and Ratios

Table 19 presents Bank of America Corporation's capital ratios and related information in accordance with Basel 3 Standardized – Transition as measured at June 30, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 19
Bank of America Corporation Regulatory Capital
	June 30, 2014			December 31, 2013
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital (2)	12.0%	$153,582	4.0%	n/a	n/a	n/a
Tier 1 common capital	n/a	n/a	n/a	10.9%	$141,522	n/a
Tier 1 capital	12.5	160,760	6.0	12.2	157,742	6.0%
Total capital	15.3	197,028	10.0	15.1	196,567	10.0
Tier 1 leverage	7.7	160,760	4.0	7.7	157,742	4.0

					June 30 2014	December 31 2013
Risk-weighted assets (in billions) (2)					$1,285	$1,298
Adjusted quarterly average total assets (in billions) (3)					2,091	2,052

(1)
Percent required to meet guidelines to be considered well capitalized under the Prompt Corrective Action framework, except for common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

(2)
On a pro-forma basis, under Basel 3 Standardized – Transition, the December 31, 2013 common equity tier 1 capital and ratio would have been $152.7 billion and 11.6 percent, and risk-weighted assets would have been $1,316 billion.

(3)	Reflects adjusted average total assets for the three months ended June 30, 2014 and December 31, 2013.
n/a = not applicable

Common equity tier 1 capital under Basel 3 Standardized – Transition was $153.6 billion at June 30, 2014, an increase of $12.1 billion from Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013. The increase was largely attributable to the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to deferred tax assets, and earnings. For more information on Basel 3 transition provisions, see Table 18. During the six months ended June 30, 2014, Total capital increased $461 million primarily driven by the increase in common equity tier 1 capital, partially offset by the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to long-term debt that qualifies as Tier 2 capital. The Tier 1 leverage ratio remained relatively unchanged for the six months ended June 30, 2014 compared to December 31, 2013 as an increase in Tier 1 capital was offset by an increase in adjusted quarterly average total assets. For additional information, see Tables 19 and 20.

At June 30, 2014, an increase or decrease in our common equity tier 1, Tier 1 or Total capital ratios by one bp would require a change of $128 million in common equity tier 1, Tier 1 or Total capital. We could also increase our common equity tier 1, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.1 billion, $1.0 billion or $837 million, respectively. An increase in our Tier 1 leverage ratio by one bp on such date would require $209 million of additional Tier 1 capital or a reduction of $2.7 billion in adjusted average assets.

Risk-weighted assets decreased $13 billion during the six months ended June 30, 2014 to $1,285 billion primarily due to decreases in residential mortgage and consumer credit card balances, partially offset by the impact of certain transition provisions under the Basel 3 Standardized – Transition and an increase in commercial loans.

Table 20 presents the capital composition as measured under Basel 3 Standardized – Transition at June 30, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 20
Capital Composition
(Dollars in millions)	June 30 2014	December 31 2013
Total common shareholders' equity	$222,565	$219,333
Goodwill	(69,263)	(69,844)
Intangibles, other than mortgage servicing rights and goodwill	(713)	—
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	—	(4,263)
Net unrealized (gains) losses on AFS debt securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	1,777	5,538
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,881	2,407
DVA related to liabilities and derivatives (1)	307	2,188
Deferred tax assets arising from net operating loss and tax credit carryforwards (2)	(2,780)	(15,391)
Other	(192)	1,554
Common equity tier 1 capital (3)	153,582	141,522
Qualifying preferred stock	14,845	10,435
Deferred tax assets arising from net operating loss and tax credit carryforwards under transition	(11,118)	—
DVA related to liabilities and derivatives under transition	1,229	—
Defined benefit pension fund assets	(658)	—
Trust preferred securities	2,901	5,785
Other	(21)	—
Total Tier 1 capital	160,760	157,742
Long-term debt qualifying as Tier 2 capital	14,402	21,175
Non-qualifying trust preferred securities capital instruments subject to phase out from Tier 2 capital	3,880	—
Allowance for loan and lease losses	15,811	17,428
Reserve for unfunded lending commitments	503	484
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(1,498)	(1,637)
Other	3,170	1,375
Total capital	$197,028	$196,567

(1)	Represents loss on structured liabilities and derivatives, net-of-tax, that is excluded from common equity tier 1, Tier 1 and Total capital for regulatory capital purposes.

(2)	June 30, 2014 amount represents phase-in portion under Basel 3 Standardized – Transition. The December 31, 2013 amount represents the full Basel 1 deferred tax asset disallowance.

(3)	Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013.

Table 21 presents reconciliations of our common equity tier 1 capital and risk-weighted assets in accordance with the Basel 1 – 2013 Rules and Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at June 30, 2014 and December 31, 2013. Basel 3 regulatory capital ratios on a fully phased-in basis are considered non-GAAP financial measures until the end of the transition period on January 1, 2018 when adopted and required by U.S. banking regulators.

Table 21
Regulatory Capital Reconciliations (1, 2)
(Dollars in millions)		December 31 2013
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital		$157,742
Deduction of qualifying preferred stock and trust preferred securities		(16,220)
Basel 1 Tier 1 common capital		141,522
Deduction of defined benefit pension assets		(829)
Deferred tax assets and threshold deductions (deferred tax asset temporary differences, MSRs and significant investments)		(5,459)
Net unrealized losses in accumulated OCI on AFS debt and certain marketable equity securities, and employee benefit plans		(5,664)
Other deductions, net		(1,624)
Basel 3 common equity tier 1 capital (fully phased-in)		$127,946

	June 30 2014
Regulatory capital – Basel 3 transition to fully phased-in
Common equity tier 1 capital (transition)	$153,582
Adjustments and deductions recognized in Tier 1 capital during transition (3)	(10,547)
Other adjustments and deductions phased in during transition	(5,852)
Common equity tier 1 capital (fully phased-in)	$137,183

	June 30 2014	December 31 2013
Risk-weighted assets – As reported to Basel 3 (fully phased-in)
As reported risk-weighted assets	$1,284,924	$1,297,593
Changes in risk-weighted assets from reported to fully phased-in	151,901	162,731
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	1,436,825	1,460,324
Changes in risk-weighted assets for advanced models	(49,390)	(133,027)
Basel 3 Advanced approaches risk-weighted assets (fully phased-in)	$1,387,435	$1,327,297

Regulatory capital ratios
Basel 1 Tier 1 common	n/a	10.9%
Basel 3 Standardized approach common equity tier 1 (transition)	12.0%	n/a
Basel 3 Standardized approach common equity tier 1 (fully phased-in)	9.5	8.8
Basel 3 Advanced approaches common equity tier 1 (fully phased-in)	9.9	9.6

(1)
Fully phased-in Basel 3 estimates are based on our current understanding of the Standardized and Advanced approaches under the Basel 3 rules, assuming all relevant regulatory model approvals, except for the potential reduction to risk-weighted assets resulting from the removal of the Comprehensive Risk Measure surcharge.

(2)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under the Basel 1 – 2013 Rules at December 31, 2013.

(3)	For more information on the composition of adjustments and deductions, see Table 20.
n/a = not applicable

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 22 presents regulatory capital information for BANA and FIA at June 30, 2014 and December 31, 2013.

Table 22
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	June 30, 2014			December 31, 2013
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital
Bank of America, N.A.	12.6%	$125,964	4.0%	n/a	n/a	n/a
FIA Card Services, N.A.	14.7	17,283	4.0	n/a	n/a	n/a
Tier 1 capital
Bank of America, N.A.	12.6	125,964	6.0	12.3%	$125,886	6.0%
FIA Card Services, N.A.	15.7	18,429	6.0	16.8	20,135	6.0
Total capital
Bank of America, N.A.	14.0	140,709	10.0	13.8	141,232	10.0
FIA Card Services, N.A.	17.0	19,934	10.0	18.1	21,672	10.0
Tier 1 leverage
Bank of America, N.A.	9.1	125,964	5.0	9.2	125,886	5.0
FIA Card Services, N.A.	12.1	18,429	5.0	12.9	20,135	5.0

(1)
Percent required to meet guidelines to be considered well capitalized under the Prompt Corrective Action framework, except for common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

n/a = not applicable

BANA's Tier 1 capital ratio under Basel 3 Standardized – Transition was 12.6 percent at June 30, 2014, an increase of 22 bps from December 31, 2013 as lower risk-weighted assets and net income in excess of dividends to the parent company were partially offset by the impact of net unrealized gains and losses in accumulated OCI under the Basel 3 transition provisions. The Total capital ratio increased 19 bps to 14.0 percent at June 30, 2014 compared to December 31, 2013. The Tier 1 leverage ratio decreased 11 bps to 9.1 percent at June 30, 2014 compared to December 31, 2013. The increase in the Total capital ratio was driven by the same factors as the Tier 1 capital ratio. The decrease in the Tier 1 leverage ratio was driven by an increase in adjusted quarterly average total assets, partially offset by a slight increase in Tier 1 capital.

FIA's Tier 1 capital ratio under Basel 3 Standardized – Transition was 15.7 percent at June 30, 2014, a decrease of 115 bps from December 31, 2013. The Total capital ratio decreased 115 bps to 17.0 percent at June 30, 2014 compared to December 31, 2013. The Tier 1 leverage ratio decreased 85 bps to 12.1 percent at June 30, 2014 compared to December 31, 2013. The decreases in the Tier 1 capital and Total capital ratios were driven by returns of capital to the parent company, partially offset by earnings and a decrease in risk-weighted assets compared to December 31, 2013. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets.

Other Regulatory Capital Matters

Series T Preferred Stock

In 2013, we entered into an agreement with Berkshire Hathaway, Inc., who (together with affiliates) holds all the outstanding shares of the Corporation's Series T Preferred Stock to amend the terms of the Corporation's Series T Preferred Stock. The material changes to the terms of the Series T Preferred Stock in the amendment were: (1) dividends will no longer be cumulative; (2) the dividend rate will be fixed at 6%; and (3) we may redeem the Series T Preferred Stock only after the fifth anniversary of the effective date of the amendment. These amendments permitted the Series T Preferred Stock to qualify as Tier 1 capital. The amendment was presented to our stockholders and approved at the Corporation's annual meeting of stockholders held on May 7, 2014. The revisions to the Series T Preferred Stock increased our Tier 1 capital by $2.9 billion, which also benefited our Tier 1 capital ratio by 23 bps and our Tier 1 leverage ratio by 14 bps. For more information on the Series T Preferred Stock, see Note 13 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

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

As of June 30, 2014, based on the proposed changes to the supplementary leverage exposure, we estimate the Corporation's supplementary leverage ratio to be in excess of five percent and our primary bank subsidiaries, BANA and FIA, to be above six percent. Our estimate uses Tier 1 capital measured as of June 30, 2014 divided by the simple average of the supplementary leverage exposure at each month end during the quarter.

Systemically Important Financial Institution Buffer

In November 2011, the Basel Committee published a methodology to identify global systemically important banks (G-SIBs) and impose an additional loss absorbency requirement through the introduction of a buffer of up to 3.5 percent for systemically important financial institutions (SIFIs). The assessment methodology relies on an indicator-based measurement approach to determine a score relative to the global banking industry. The chosen indicators are size, complexity, cross-jurisdictional activity, interconnectedness and substitutability/financial institution infrastructure. Institutions with the highest scores are designated as G-SIBs and are assigned to one of four loss absorbency buckets from one percent to 2.5 percent, in 0.5 percent increments based on each institution's relative score and supervisory judgment. The fifth loss absorbency bucket of 3.5 percent is currently empty and serves to discourage banks from becoming more systemically important.

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

As of June 30, 2014, we estimate our SIFI buffer would be 1.5 percent, based on the publication of the key information used in the SIFI methodology by the Basel Committee in November 2013, and considering the FSB’s report, "Update of group of global systemically important banks." Our SIFI buffer could change each year based on our actions and those of our peers, as the score used to determine each G-SIB’s SIFI buffer is based on the industry total. If our score were to increase, we could be subject to a higher SIFI buffer requirement. U.S. banking regulators have not yet issued proposed or final rules related to the SIFI buffer or disclosure requirements.

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At June 30, 2014, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $1.1 billion by $9.7 billion. MLPCC’s net capital of $2.0 billion exceeded the minimum requirement of $398 million by $1.6 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At June 30, 2014, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At June 30, 2014, MLI’s capital resources were $32.4 billion which exceeded the minimum requirement of $19.3 billion with enough excess to cover any additional requirements as set by the regulators.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the second quarter of 2014 and through July 29, 2014, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 23 is a summary of our cash dividend declarations on preferred stock during the second quarter of 2014 and through July 29, 2014. During the second quarter of 2014, cash dividends declared on preferred stock were $256 million. For more information on preferred stock, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 23
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	June 18, 2014	July 11, 2014	July 25, 2014	7.00%	$1.75
Series D (2)	$654	April 2, 2014	May 30, 2014	June 16, 2014	6.204%	$0.38775
		July 9, 2014	August 29, 2014	September 15, 2014	6.204	0.38775
Series E (2)	$317	April 2, 2014	April 30, 2014	May 15, 2014	Floating	$0.24722
		July 9, 2014	July 31, 2014	August 15, 2014	Floating	0.25556
Series F	$141	April 2, 2014	May 30, 2014	June 16, 2014	Floating	$1,022.22222
		July 9, 2014	August 29, 2014	September 15, 2014	Floating	1,022.22222
Series G	$493	April 2, 2014	May 30, 2014	June 16, 2014	Adjustable	$1,022.22222
		July 9, 2014	August 29, 2014	September 15, 2014	Adjustable	1,022.22222
Series I (2)	$365	April 2, 2014	June 15, 2014	July 1, 2014	6.625%	$0.4140625
		July 9, 2014	September 15, 2014	October 1, 2014	6.625	0.4140625
Series K (3, 4)	$1,544	July 9, 2014	July 15, 2014	July 30, 2014	Fixed-to-floating	$40.00
Series L	$3,080	June 18, 2014	July 1, 2014	July 30, 2014	7.25%	$18.125
Series M (3, 4)	$1,310	April 2, 2014	April 30, 2014	May 15, 2014	Fixed-to-floating	$40.625
Series T (5)	$5,000	June 18, 2014	June 25, 2014	July 10, 2014	6.00%	$1,500.00
Series U (3, 4)	$1,000	April 2, 2014	May 15, 2014	June 2, 2014	Fixed-to-floating	$26.00
Series 1 (6)	$98	April 2, 2014	May 15, 2014	May 28, 2014	Floating	$0.18750
		July 9, 2014	August 15, 2014	August 28, 2014	Floating	0.18750
Series 2 (6)	$299	April 2, 2014	May 15, 2014	May 28, 2014	Floating	$0.18542
		July 9, 2014	August 15, 2014	August 28, 2014	Floating	0.19167
Series 3 (6)	$653	April 2, 2014	May 15, 2014	May 28, 2014	6.375%	$0.3984375
		July 9, 2014	August 15, 2014	August 28, 2014	6.375	0.3984375
Series 4 (6)	$210	April 2, 2014	May 15, 2014	May 28, 2014	Floating	$0.24722
		July 9, 2014	August 15, 2014	August 28, 2014	Floating	0.25556
Series 5 (6)	$422	April 2, 2014	May 1, 2014	May 21, 2014	Floating	$0.24722
		July 9, 2014	August 1, 2014	August 21, 2014	Floating	0.25556

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	For more information on the amendment of the Series T Preferred Stock, see Capital Management – Other Regulatory Capital Matters on page 72.

(6)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

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

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, or the parent company and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets, which we call our Global Excess Liquidity Sources, serve as our primary means of liquidity risk mitigation. Our cash is primarily on deposit with the Federal Reserve and central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our Global Excess Liquidity Sources are similar in composition to what would qualify as High Quality Liquid Assets under the proposed LCR rulemaking. For more information on the proposed rulemaking, see Liquidity Risk – Basel 3 Liquidity Standards on page 76.

Our Global Excess Liquidity Sources were $431 billion and $376 billion at June 30, 2014 and December 31, 2013 and were maintained as presented in Table 24.

Table 24
Global Excess Liquidity Sources
(Dollars in billions)	June 30 2014	December 31 2013	Average for Three Months Ended June 30, 2014
Parent company	$92	$95	$88
Bank subsidiaries	303	249	297
Other regulated entities	36	32	35
Total Global Excess Liquidity Sources	$431	$376	$420

As shown in Table 24, parent company Global Excess Liquidity Sources totaled $92 billion and $95 billion at June 30, 2014 and December 31, 2013. The decrease in parent company liquidity was primarily due to litigation settlements, partially offset by bank subsidiary inflows. Typically, parent company cash is deposited with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $303 billion and $249 billion at June 30, 2014 and December 31, 2013. The increase in bank subsidiaries' liquidity was primarily due to deposit growth, increased short-term borrowings and long-term debt, and an increase in the fair value of debt securities, partially offset by dividends and returns of capital to the parent company. Liquidity amounts at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $234 billion and $218 billion at June 30, 2014 and December 31, 2013. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined by guidelines outlined by the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or non-bank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our other regulated entities totaled $36 billion and $32 billion at June 30, 2014 and December 31, 2013. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 25 presents the composition of Global Excess Liquidity Sources at June 30, 2014 and December 31, 2013.

Table 25
Global Excess Liquidity Sources Composition
(Dollars in billions)	June 30 2014	December 31 2013
Cash on deposit	$111	$90
U.S. Treasuries	49	20
U.S. agency securities and mortgage-backed securities	245	245
Non-U.S. government and supranational securities	26	21
Total Global Excess Liquidity Sources	$431	$376

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "Time to Required Funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our Time to Required Funding was 38 months at June 30, 2014. For purposes of calculating Time to Required Funding, at June 30, 2014, we have included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.13 trillion and $1.12 trillion at June 30, 2014 and December 31, 2013. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as Federal Home Loan Bank (FHLB) loans. During the three and six months ended June 30, 2014, $1.3 billion and $3.0 billion of new senior debt was issued to third-party investors from the credit card securitization trusts.

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

We issue the majority of our long-term unsecured debt at the parent company. During the three and six months ended June 30, 2014, we issued $11.2 billion and $18.2 billion of long-term unsecured debt, including structured liabilities of $392 million and $1.1 billion, a majority of which were issued at the parent company. We also issue long-term unsecured debt through BANA in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. During three and six months ended June 30, 2014, we issued $750 million and $3.3 billion of unsecured long-term debt through BANA. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

Table 26 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2014. During the six months ended June 30, 2014, we had total long-term debt maturities and purchases of $31.9 billion consisting of $19.8 billion for Bank of America Corporation, $4.8 billion of other debt and $7.3 billion of consolidated variable interest entities (VIEs).

Table 26
Long-term Debt By Maturity
	Remainder of
(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Bank of America Corporation
Senior notes	$9,734	$15,288	$18,054	$18,213	$20,378	$53,710	$135,377
Senior structured notes	3,005	5,842	3,126	1,735	2,000	11,448	27,156
Subordinated notes	—	1,243	5,208	5,667	3,326	8,925	24,369
Junior subordinated notes	—	—	—	—	—	7,257	7,257
Total Bank of America Corporation	12,739	22,373	26,388	25,615	25,704	81,340	194,159
Bank of America, N.A.
Senior notes	34	755	2,501	5,164	—	150	8,604
Subordinated notes	—	—	1,076	3,613	—	1,621	6,310
Advances from Federal Home Loan Banks	1,257	4,502	6,003	10	11	159	11,942
Total Bank of America, N.A.	1,291	5,257	9,580	8,787	11	1,930	26,856
Other debt
Senior notes	5	25	—	1	—	—	31
Structured liabilities	1,297	2,128	2,155	2,475	1,391	7,729	17,175
Junior subordinated notes	—	—	—	—	—	405	405
Other	200	55	932	434	48	443	2,112
Total other debt	1,502	2,208	3,087	2,910	1,439	8,577	19,723
Total long-term debt excluding consolidated VIEs	15,532	29,838	39,055	37,312	27,154	91,847	240,738
Long-term debt of consolidated VIEs	2,726	1,213	1,680	2,770	148	7,796	16,333
Total long-term debt	$18,258	$31,051	$40,735	$40,082	$27,302	$99,643	$257,071

Table 27 presents our long-term debt by major currency at June 30, 2014 and December 31, 2013.

Table 27
Long-term Debt By Major Currency
(Dollars in millions)	June 30 2014	December 31 2013
U.S. Dollar	$193,610	$176,294
Euro	38,459	46,029
British Pound	8,997	9,772
Japanese Yen	8,288	9,115
Canadian Dollar	2,079	2,402
Australian Dollar	1,540	1,870
Swiss Franc	1,271	1,274
Other	2,827	2,918
Total long-term debt	$257,071	$249,674

Total long-term debt increased $7.4 billion, or three percent, during the six months ended June 30, 2014, primarily driven by increased issuances related to actions we have taken in connection with anticipated Basel 3 LCR requirements. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 71 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 128.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $44.8 billion and $48.4 billion at June 30, 2014 and December 31, 2013.

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

On March 26, 2014, Fitch Ratings (Fitch) concluded their periodic review of 12 large, complex securities trading and universal banks, including Bank of America Corporation. As a part of this action, Fitch affirmed all of the Corporation’s credit ratings and revised its outlook on the ratings to negative from stable. The revised outlook reflects Fitch's expectation that the probability of the U.S. government providing support to a systemically important financial institution during a crisis is likely to decline due to the orderly liquidation provisions of the Financial Reform Act. On December 20, 2013, Standard & Poor's Ratings Services (S&P) affirmed the ratings of Bank of America Corporation. S&P continues to evaluate the possible removal of uplift for extraordinary government support in its holding company ratings for the U.S. banks that it views as having high systemic importance. Due to this ongoing evaluation and Corporation-specific factors, S&P maintained its negative outlook on the Corporation's ratings. On November 14, 2013, Moody's concluded its review of the ratings for Bank of America and certain other systemically important U.S. BHCs, affirming our current ratings and noting that those ratings no longer incorporate any uplift for government support. Concurrently, Moody's upgraded Bank of America, N.A.'s senior debt and stand-alone ratings by one notch, citing a number of positive developments at Bank of America. Moody's also moved its outlook for all of our ratings to stable.

Table 28 presents the Corporation's current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 28
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

Table 29 presents the amount of additional collateral contractually required by derivative contracts and other trading agreements at June 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 29
Additional Collateral Required to be Posted Upon Downgrade
	June 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,119	$3,275
Bank of America, N.A. and subsidiaries (1)	778	2,218

(1)	Included in Bank of America Corporation collateral requirements in this table.

Table 30 presents the derivative liability that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been posted at June 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 30
Derivative Liability Subject to Unilateral Termination Upon Downgrade
	June 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,403	$2,379
Collateral posted	1,158	1,914

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time to Required Funding and Stress Modeling on page 76.

For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

On June 6, 2014, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government with a stable outlook. On March 21, 2014, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government with a stable outlook. This resolved the rating watch negative that was placed on the ratings on October 15, 2013. On July 18, 2013, Moody's revised its outlook on the U.S. government to stable from negative and affirmed its Aaa long-term sovereign credit rating on the U.S. government.

Credit Risk Management

Credit quality continued to improve during the second quarter of 2014 due in part to improving economic conditions. In addition, our proactive credit risk management activities positively impacted the credit portfolio as charge-offs and delinquencies continued to improve. For additional information, see Executive Summary – Second Quarter 2014 Economic and Business Environment on page 4.

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

We have non-U.S. exposure largely in Europe and Asia Pacific. Our exposure to certain European countries, including Greece, Ireland, Italy, Portugal and Spain, has experienced varying degrees of financial stress. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 113 and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 82, Commercial Portfolio Credit Risk Management on page 102, Non-U.S. Portfolio on page 113, Provision for Credit Losses and Allowance for Credit Losses both on page 117, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

From January 2008 through the second quarter of 2014, Bank of America and Countrywide have completed approximately 1.4 million loan modifications with customers. During the second quarter of 2014, we completed approximately 21,000 customer loan modifications with a total unpaid principal balance of approximately $4 billion, including approximately 12,000 permanent modifications under the U.S. government's Making Home Affordable Program. Of the loan modifications completed during the second quarter of 2014, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, more than half were in the Corporation's HFI portfolio. The most common types of modifications include a combination of rate reduction and/or capitalization of past due amounts which represented 67 percent of the volume of modifications completed during the quarter, while capitalization of past due amounts represented 11 percent, principal forbearance represented nine percent and principal reductions and forgiveness represented four percent. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 99 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. economy, labor markets and home prices continued during the three and six months ended June 30, 2014 resulting in improved credit quality and lower credit losses across all major consumer portfolios compared to the same periods in 2013. Consumer loans 30 days or more past due declined during the six months ended June 30, 2014 across all consumer portfolios as a result of improved delinquency trends. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered to their 2006 levels.

Improved credit quality, increased home prices and continued loan balance run-off across the consumer portfolio drove a $2.1 billion decrease in the consumer allowance for loan and lease losses during the six months ended June 30, 2014 to $11.3 billion at June 30, 2014. For additional information, see Allowance for Credit Losses on page 117.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 55 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 31 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 31, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 31
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Residential mortgage (1)	$237,136	$248,066	$17,337	$18,672
Home equity	89,499	93,672	6,067	6,593
U.S. credit card	89,020	92,338	n/a	n/a
Non-U.S. credit card	11,999	11,541	n/a	n/a
Direct/Indirect consumer (2)	82,586	82,192	n/a	n/a
Other consumer (3)	2,079	1,977	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	512,319	529,786	23,404	25,265
Loans accounted for under the fair value option (4)	2,154	2,164	n/a	n/a
Total consumer loans and leases	$514,473	$531,950	$23,404	$25,265

(1)	Outstandings include pay option loans of $3.7 billion and $4.4 billion at June 30, 2014 and December 31, 2013. We no longer originate pay option loans.

(2)
Outstandings include dealer financial services loans of $37.7 billion and $38.5 billion, unsecured consumer lending loans of $2.0 billion and $2.7 billion, U.S. securities-based lending loans of $33.8 billion and $31.2 billion, non-U.S. consumer loans of $4.4 billion and $4.7 billion, student loans of $3.8 billion and $4.1 billion and other consumer loans of $937 million and $1.0 billion at June 30, 2014 and December 31, 2013.

(3)
Outstandings include consumer finance loans of $1.1 billion and $1.2 billion, consumer leases of $819 million and $606 million, consumer overdrafts of $170 million and $176 million and other non-U.S. consumer loans of $3 million and $5 million at June 30, 2014 and December 31, 2013.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $170 million and $147 million at June 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

Table 32 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term stand-by agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 32
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Residential mortgage (1)	$9,235	$11,712	$14,137	$16,961
Home equity	4,181	4,075	—	—
U.S. credit card	n/a	n/a	868	1,053
Non-U.S. credit card	n/a	n/a	122	131
Direct/Indirect consumer	29	35	334	408
Other consumer	15	18	1	2
Total (2)	$13,460	$15,840	$15,462	$18,555
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	2.63%	2.99%	3.02%	3.50%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	3.30	3.80	0.32	0.38

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2014 and December 31, 2013, residential mortgage included $10.4 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.7 billion and $4.0 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At June 30, 2014 and December 31, 2013, $425 million and $445 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 33 presents net charge-offs and related ratios for consumer loans and leases.

Table 33
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs (1)				Net Charge-off Ratios (1, 2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Residential mortgage	$(35)	$271	$92	$654	(0.06)%	0.43%	0.08%	0.51%
Home equity	239	486	541	1,170	1.06	1.92	1.19	2.27
U.S. credit card	683	917	1,401	1,864	3.11	4.10	3.18	4.14
Non-U.S. credit card	47	104	123	216	1.59	3.93	2.12	4.03
Direct/Indirect consumer	33	86	91	210	0.16	0.42	0.22	0.51
Other consumer	47	51	105	103	9.26	11.57	10.64	12.15
Total	$1,014	$1,915	$2,353	$4,217	0.79	1.42	0.91	1.56

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio of $70 million and $351 million in residential mortgage and $90 million and $200 million in home equity for the three and six months ended June 30, 2014 compared to $203 million and $297 million in residential mortgage and $110 million and $855 million in home equity for the three and six months ended June 30, 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off (recovery) ratios, excluding the PCI and fully-insured loan portfolios, were (0.10) percent and 0.13 percent for residential mortgage, 1.14 percent and 1.28 percent for home equity, and 0.99 percent and 1.15 percent for the total consumer portfolio for the three and six months ended June 30, 2014, respectively. Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.74 percent and 0.90 percent for residential mortgage, 2.07 percent and 2.46 percent for home equity, and 1.81 percent and 1.99 percent for the total consumer portfolio for the three and six months ended June 30, 2013, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs exclude write-offs in the PCI loan portfolio of $70 million and $351 million in residential mortgage and $90 million and $200 million in home equity for the three and six months ended June 30, 2014, respectively. Net charge-offs exclude write-offs in the PCI loan portfolio of $203 million and $297 million in residential mortgage and $110 million and $855 million in home equity for the three and six months ended June 30, 2013, respectively. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 0.06 percent and 0.37 percent for residential mortgage and 1.46 percent and 1.63 percent for home equity for the three and six months ended June 30, 2014, respectively. Net charge-off ratios including the PCI write-offs were 0.74 percent and 0.75 percent for residential mortgage and 2.35 percent and 3.93 percent for home equity for the three and six months ended June 30, 2013, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

Table 34 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing, see CRES on page 35.

Table 34
Home Loans Portfolio (1)
	Outstandings		Nonperforming		Net Charge-offs (2)
	June 30 2014	December 31 2013	June 30 2014	December 31 2013	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2014	2013	2014	2013
Core portfolio
Residential mortgage	$174,566	$177,336	$2,951	$3,316	$60	$68	$99	$169
Home equity	52,961	54,499	1,533	1,431	69	115	154	281
Total Core portfolio	227,527	231,835	4,484	4,747	129	183	253	450
Legacy Assets & Servicing portfolio
Residential mortgage	62,570	70,730	6,284	8,396	(95)	203	(7)	485
Home equity	36,538	39,173	2,648	2,644	170	371	387	889
Total Legacy Assets & Servicing portfolio	99,108	109,903	8,932	11,040	75	574	380	1,374
Home loans portfolio
Residential mortgage	237,136	248,066	9,235	11,712	(35)	271	92	654
Home equity	89,499	93,672	4,181	4,075	239	486	541	1,170
Total home loans portfolio	$326,635	$341,738	$13,416	$15,787	$204	$757	$633	$1,824

			Allowance for loan and lease losses		Provision for loan and lease losses
			June 30 2014	December 31 2013	Three Months Ended June 30		Six Months Ended June 30
					2014	2013	2014	2013
Core portfolio
Residential mortgage			$634	$728	$48	$39	$4	$144
Home equity			829	965	8	40	18	147
Total Core portfolio			1,463	1,693	56	79	22	291
Legacy Assets & Servicing portfolio
Residential mortgage			2,580	3,356	(302)	(222)	(422)	(188)
Home equity			2,865	3,469	(38)	170	(25)	408
Total Legacy Assets & Servicing portfolio			5,445	6,825	(340)	(52)	(447)	220
Home loans portfolio
Residential mortgage			3,214	4,084	(254)	(183)	(418)	(44)
Home equity			3,694	4,434	(30)	210	(7)	555
Total home loans portfolio			$6,908	$8,518	$(284)	$27	$(425)	$511

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $170 million and $147 million at June 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolios of $70 million and $351 million in residential mortgage and $90 million and $200 million in home equity for the three and six months ended June 30, 2014, which are included in the Legacy Assets & Servicing portfolio, compared to $203 million and $297 million in residential mortgage and $110 million and $855 million in home equity for the three and six months ended June 30, 2013. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 93.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 46 percent of consumer loans and leases at June 30, 2014. Approximately 21 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $10.9 billion during the six months ended June 30, 2014 due to paydowns, sales, charge-offs and transfers to foreclosed properties. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

At June 30, 2014 and December 31, 2013, the residential mortgage portfolio included $81.0 billion and $87.2 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At June 30, 2014 and December 31, 2013, $53.3 billion and $59.0 billion had FHA insurance with the remainder protected by long-term stand-by agreements. At June 30, 2014 and December 31, 2013, $18.8 billion and $22.5 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. All of these loans are individually insured and therefore the Corporation does not record a significant allowance for credit losses with respect to these loans.

The long-term stand-by agreements with FNMA and FHLMC reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At June 30, 2014, these programs had the cumulative effect of reducing our risk-weighted assets by $8.2 billion, increasing both our Tier 1 capital ratio and common equity tier 1 capital ratio by eight bps under the Basel 3 Standardized – Transition. This compared to reducing our risk-weighted assets by $8.4 billion, increasing our Tier 1 capital ratio by eight bps and increasing our Tier 1 common capital ratio by seven bps at December 31, 2013 under Basel 1 (which included the Market Risk Final Rules).

In addition to the long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements. At June 30, 2014 and December 31, 2013, the synthetic securitization vehicles referenced principal balances of $7.9 billion and $12.5 billion of residential mortgage loans and provided loss protection up to $294 million and $339 million. At June 30, 2014 and December 31, 2013, the Corporation had a receivable of $184 million and $198 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles.

Table 35 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 93.

Table 35
Residential Mortgage – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					June 30 2014	December 31 2013	June 30 2014	December 31 2013
Outstandings					$237,136	$248,066	$138,751	$142,147
Accruing past due 30 days or more					19,220	23,052	1,873	2,371
Accruing past due 90 days or more					14,137	16,961	—	—
Nonperforming loans					9,235	11,712	9,235	11,712
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100					10%	12%	6%	7%
Refreshed LTV greater than 100					9	13	9	10
Refreshed FICO below 620					18	20	9	11
2006 and 2007 vintages (2)					20	21	25	27

	Reported Basis				Excluding Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013	2014	2013	2014	2013
Net charge-off ratio (3)	(0.06)%	0.43%	0.08%	0.51%	(0.10)%	0.74%	0.13%	0.90%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $2.0 billion of residential mortgage loans accounted for under the fair value option at both June 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
These vintages of loans account for $4.7 billion, or 51 percent and $6.2 billion, or 53 percent of nonperforming residential mortgage loans at June 30, 2014 and December 31, 2013. Additionally, these vintages contributed net recoveries of $78 million to residential mortgage net recoveries and net recoveries of $13 million to residential mortgage net charge-offs for the three and six months ended June 30, 2014, due primarily to bulk sales of nonperforming loans during the three months ended June 30, 2014. For the three and six months ended June 30, 2013, these vintages accounted for $181 million, or 67 percent, and $430 million, or 66 percent of total residential mortgage net charge-offs.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $2.5 billion during the six months ended June 30, 2014 as sales of $1.8 billion, returns to performing status, paydowns, charge-offs, and transfers to foreclosed properties and held-for-sale outpaced new inflows. At June 30, 2014, borrowers were current on contractual payments with respect to $2.5 billion, or 27 percent of nonperforming residential mortgage loans, and $5.0 billion, or 55 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans past due 30 days or more decreased $498 million during the six months ended June 30, 2014.

Net charge-offs decreased $306 million to a net recovery of $35 million for the three months ended June 30, 2014, or 0.10 percent of total average residential mortgage loans, compared to net charge-offs of $271 million, or 0.74 percent, for the same period in 2013. Net charge-offs decreased $562 million to $92 million for the six months ended June 30, 2014, or 0.13 percent of total average residential mortgage loans, compared to $654 million, or 0.90 percent, for the same period in 2013. These decreases in net charge-offs for the three- and six-month periods were primarily driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy. In addition, net charge-offs declined due to the impact of recoveries of $185 million related to nonperforming loan sales during the three months ended June 30, 2014.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented six percent and seven percent of the residential mortgage portfolio at June 30, 2014 and December 31, 2013. Loans with a refreshed LTV greater than 100 percent represented nine percent and 10 percent of the residential mortgage loan portfolio at June 30,

2014 and December 31, 2013. Of the loans with a refreshed LTV greater than 100 percent, 95 percent and 94 percent were performing at June 30, 2014 and December 31, 2013. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by appreciation. Loans to borrowers with refreshed FICO scores below 620 represented nine percent and 11 percent of the residential mortgage portfolio at June 30, 2014 and December 31, 2013.

Of the $138.8 billion in total residential mortgage loans outstanding at June 30, 2014, as shown in Table 36, 39 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $14.3 billion, or 26 percent at June 30, 2014. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2014, $254 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.9 billion, or one percent for the entire residential mortgage portfolio. In addition, at June 30, 2014, $1.7 billion, or 12 percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming, of which $939 million were contractually current, compared to $9.2 billion, or seven percent for the entire residential mortgage portfolio, of which $2.5 billion were contractually current. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2016 or later.

Table 36 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014, loans within this MSA contributed net recoveries of $17 million and net recoveries of $22 million within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent and 10 percent of outstandings at June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014, loans within this MSA contributed net charge-offs of $6 million and net charge-offs of $29 million within the residential mortgage portfolio. For the three and six months ended June 30, 2013, loans within this MSA contributed nine percent and eight percent of net charge-offs within the residential mortgage portfolio.

Table 36
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2014	December 31 2013	June 30 2014	December 31 2013	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2014	2013	2014	2013
California	$46,754	$47,885	$2,538	$3,396	$(86)	$61	$(94)	$157
New York (3)	11,835	11,787	674	789	4	15	17	30
Florida (3)	10,361	10,777	1,036	1,359	(13)	35	(8)	69
Texas	6,649	6,766	315	407	3	5	4	14
Virginia	4,564	4,774	291	369	4	5	10	14
Other U.S./Non-U.S.	58,588	60,158	4,381	5,392	53	150	163	370
Residential mortgage loans (4)	$138,751	$142,147	$9,235	$11,712	$(35)	$271	$92	$654
Fully-insured loan portfolio	81,048	87,247
Purchased credit-impaired residential mortgage loan portfolio	17,337	18,672
Total residential mortgage loan portfolio	$237,136	$248,066

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $2.0 billion of residential mortgage loans accounted for under the fair value option at both June 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $70 million and $351 million of write-offs in the residential mortgage PCI loan portfolio for the three and six months ended June 30, 2014 compared to $203 million and $297 million the three and six months ended June 30, 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $9.8 billion and $10.3 billion at June 30, 2014 and December 31, 2013, or seven percent of the residential mortgage portfolio for both periods. The CRA portfolio included $1.2 billion and $1.7 billion of nonperforming loans at June 30, 2014 and December 31, 2013, representing 13 percent and 14 percent of total nonperforming residential mortgage loans. The CRA portfolio reported net recoveries of $13 million and net charge-offs of $56 million for the three months ended June 30, 2014 and 2013, or 38 percent of total net recoveries and 21 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs in the CRA portfolio were $21 million and $148 million for the six months ended June 30, 2014 and 2013, or 23 percent of total net charge-offs for the residential mortgage portfolio for both periods.

Home Equity

At June 30, 2014, the home equity portfolio made up 17 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages.

At June 30, 2014, our HELOC portfolio had an outstanding balance of $77.1 billion, or 86 percent of the total home equity portfolio compared to $80.3 billion, or 86 percent at December 31, 2013. HELOCs generally have an initial draw period of 10 years. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At June 30, 2014, our home equity loan portfolio had an outstanding balance of $10.8 billion, or 12 percent of the total home equity portfolio compared to $12.0 billion, or 13 percent at December 31, 2013. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $10.8 billion at June 30, 2014, 52 percent of these loans have 25- to 30-year terms. At June 30, 2014, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $1.6 billion, or two percent of the total home equity portfolio compared to $1.4 billion, or one percent at December 31, 2013. We no longer originate these products.

At June 30, 2014, approximately 91 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $4.2 billion during the six months ended June 30, 2014 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at June 30, 2014 and December 31, 2013, $22.6 billion and $23.0 billion, or 25 percent for both periods were in first-lien positions (27 percent and 26 percent excluding the PCI home equity portfolio). At June 30, 2014, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $16.5 billion, or 20 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $55.0 billion at June 30, 2014 compared to $56.8 billion at December 31, 2013. This decrease was primarily due to customers choosing to close accounts and customer paydowns of principal balances, which more than offset the impact of new production. The HELOC utilization rate was 58 percent at June 30, 2014 compared to 59 percent at December 31, 2013.

Table 37 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 93.

Table 37
Home Equity – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)					June 30 2014	December 31 2013	June 30 2014	December 31 2013
Outstandings					$89,499	$93,672	$83,432	$87,079
Accruing past due 30 days or more (2)					609	901	609	901
Nonperforming loans (2)					4,181	4,075	4,181	4,075
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100					10%	9%	9%	9%
Refreshed CLTV greater than 100					19	22	17	19
Refreshed FICO below 620					7	8	7	8
2006 and 2007 vintages (3)					47	48	44	45

	Reported Basis				Excluding Purchased Credit-impaired Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013	2014	2013	2014	2013
Net charge-off ratio (4)	1.06%	1.92%	1.19%	2.27%	1.14%	2.07%	1.28%	2.46%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. There were $170 million and $147 million of home equity loans accounted for under the fair value option at June 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Accruing past due 30 days or more includes $98 million and $131 million and nonperforming loans includes $553 million and $582 million of loans where we serviced the underlying first-lien at June 30, 2014 and December 31, 2013.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 49 percent and 50 percent of nonperforming home equity loans at June 30, 2014 and December 31, 2013, and 56 percent and 57 percent of net charge-offs for the three and six months ended June 30, 2014 and 63 percent and 61 percent for the three and six months ended June 30, 2013.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming outstanding balances in the home equity portfolio increased $106 million during the six months ended June 30, 2014 primarily due to an increase in contractually current nonperforming loans where the loan has been modified in a TDR. At June 30, 2014, borrowers were current on contractual payments with respect to $2.1 billion, or 49 percent of nonperforming home equity loans, and $1.4 billion, or 34 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Outstanding balances accruing past due 30 days or more decreased $292 million during the six months ended June 30, 2014.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. At June 30, 2014, we estimate that $1.8 billion of current and $210 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $350 million of these combined amounts, with the remaining $1.7 billion serviced by third parties. Of the $2.0 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $1.2 billion had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $247 million to $239 million for the three months ended June 30, 2014, or 1.14 percent of the total average home equity portfolio, compared to $486 million, or 2.07 percent for the same period in 2013. Net charge-offs decreased $629 million to $541 million for the six months ended June 30, 2014, or 1.28 percent of the total average home equity portfolio, compared to $1.2 billion, or 2.46 percent for the same period in 2013. These decreases in net charge-offs for the three- and six-month periods were primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy. The net charge-off ratios were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTVs) comprised nine percent of the home equity portfolio at both June 30, 2014 and December 31, 2013. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 17 percent and 19 percent of the home equity portfolio at June 30, 2014 and December 31, 2013. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration since 2006, somewhat mitigated by appreciation, has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current on their home equity loan and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at June 30, 2014. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented seven percent and eight percent of the home equity portfolio at June 30, 2014 and December 31, 2013.

Of the $83.4 billion in total home equity portfolio outstandings at June 30, 2014, as shown in Table 38, 76 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $3.5 billion, or five percent of total HELOCs at June 30, 2014. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2014, $97 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $547 million, or one percent for the entire HELOC portfolio. In addition, at June 30, 2014, $580 million, or 16 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $268 million were contractually current, compared to $3.7 billion, or five percent for the entire HELOC portfolio, of which $1.8 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 75 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2016 or later. We communicate to contractually current customers more than a year prior to their end of draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended June 30, 2014, approximately 54 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 38 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014, net charge-offs on loans within this MSA comprised 12 percent and 13 percent of total net charge-offs, and nine percent of net charge-offs for both the three and six months ended June 30, 2013 within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014, net charge-offs on loans within this MSA comprised four percent and six percent of total net charge-offs, and nine percent of net charge-offs for both the three and six months ended June 30, 2013 within the home equity portfolio.

Table 38
Home Equity State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2014	December 31 2013	June 30 2014	December 31 2013	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2014	2013	2014	2013
California	$24,307	$25,061	$1,097	$1,047	$34	$136	$92	$329
Florida (3)	10,073	10,604	646	643	37	84	84	206
New Jersey (3)	6,001	6,153	308	304	15	27	37	63
New York (3)	5,828	6,035	405	405	22	29	49	68
Massachusetts	3,747	3,881	158	144	6	10	14	25
Other U.S./Non-U.S.	33,476	35,345	1,567	1,532	125	200	265	479
Home equity loans (4)	$83,432	$87,079	$4,181	$4,075	$239	$486	$541	$1,170
Purchased credit-impaired home equity portfolio	6,067	6,593
Total home equity loan portfolio	$89,499	$93,672

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $170 million and $147 million of home equity loans accounted for under the fair value option at June 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $90 million and $200 million of write-offs in the home equity PCI loan portfolio for the three and six months ended June 30, 2014 compared to $110 million and $855 million for the three and six months ended June 30, 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

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

Table 39 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 39
Purchased Credit-impaired Loan Portfolio
	June 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$18,096	$17,337	$1,019	$16,318	90.17%
Home equity	6,065	6,067	817	5,250	86.56
Total purchased credit-impaired loan portfolio	$24,161	$23,404	$1,836	$21,568	89.27

	December 31, 2013
Residential mortgage	$19,558	$18,672	$1,446	$17,226	88.08%
Home equity	6,523	6,593	1,047	5,546	85.02
Total purchased credit-impaired loan portfolio	$26,081	$25,265	$2,493	$22,772	87.31

The total PCI unpaid principal balance decreased $1.9 billion, or seven percent, during the six months ended June 30, 2014 primarily driven by liquidations, including sales, payoffs, paydowns and write-offs. During the six months ended June 30, 2014, we sold PCI loans with a carrying value of $552 million compared to none for the same period in 2013.

Of the unpaid principal balance of $24.2 billion at June 30, 2014, $3.7 billion was 180 days or more past due, including $3.6 billion of first-lien mortgages and $96 million of home equity loans. Of the $20.5 billion that was less than 180 days past due, $18.0 billion, or 88 percent of the total unpaid principal balance was current based on the contractual terms while $1.7 billion, or eight percent, was in early stage delinquency.

During the three and six months ended June 30, 2014, we recorded a provision benefit of $106 million for the PCI loan portfolio including a benefit of $76 million for residential mortgage and a benefit of $30 million for home equity. This compared to a total provision benefit of $252 million and $459 million for the same periods in 2013. The provision benefit for the three and six months ended June 30, 2014 was primarily driven by changes in liquidation assumptions and improved macro-economic conditions.

The PCI valuation allowance declined $657 million during the six months ended June 30, 2014 due to write-offs in the PCI loan portfolio of $351 million in residential mortgage and $200 million in home equity, and provision benefit of $106 million for the PCI loan portfolio.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 74 percent of the total PCI loan portfolio at June 30, 2014. Those loans to borrowers with a refreshed FICO score below 620 represented 46 percent of the PCI residential mortgage loan portfolio at June 30, 2014. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 32 percent of the PCI residential mortgage loan portfolio and 44 percent based on the unpaid principal balance at June 30, 2014. Table 40 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 40
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	June 30 2014	December 31 2013
California	$7,688	$8,180
Florida (1)	1,502	1,750
Virginia	708	760
Maryland	710	728
Texas	399	433
Other U.S./Non-U.S.	6,330	6,821
Total	$17,337	$18,672

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

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

At June 30, 2014, the unpaid principal balance of pay option loans was $3.8 billion, with a carrying value of $3.7 billion, including $3.3 billion of loans that were credit-impaired upon acquisition and, accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $1.5 billion, including $88 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, two percent and five percent at June 30, 2014 and December 31, 2013 elected to make only the minimum payment on pay option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at June 30, 2014 that have not already experienced a payment reset, less than two percent are expected to reset before 2016, 32 percent are expected to reset in 2016 and 12 percent are expected to reset thereafter. In addition, nine percent are expected to prepay and approximately 45 percent are expected to default prior to being reset, most of which were severely delinquent as of June 30, 2014.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 26 percent of the total PCI loan portfolio at June 30, 2014. Those loans with a refreshed FICO score below 620 represented 15 percent of the PCI home equity portfolio at June 30, 2014. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 64 percent of the PCI home equity portfolio and 68 percent based on the unpaid principal balance at June 30, 2014. Table 41 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 41
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	June 30 2014	December 31 2013
California	$1,772	$1,921
Florida (1)	331	356
Virginia	285	310
Arizona	199	214
Colorado	175	199
Other U.S./Non-U.S.	3,305	3,593
Total	$6,067	$6,593

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

At June 30, 2014, 96 percent of the U.S. credit card portfolio was managed in CBB with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.3 billion during the six months ended June 30, 2014 due to a seasonal decline in retail transaction volume and a portfolio divestiture. For the three and six months ended June 30, 2014, net charge-offs decreased $234 million to $683 million and $463 million to $1.4 billion compared to the same periods in 2013 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $375 million while loans 90 days or more past due and still accruing interest declined $185 million during the six months ended June 30, 2014 as a result of the factors mentioned above that contributed to lower net charge-offs.

Table 42 presents certain key credit statistics for the U.S. credit card portfolio.

Table 42
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2014	December 31 2013
Outstandings			$89,020	$92,338
Accruing past due 30 days or more			1,698	2,073
Accruing past due 90 days or more			868	1,053

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net charge-offs	$683	$917	$1,401	$1,864
Net charge-off ratios (1)	3.11%	4.10%	3.18%	4.14%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $310.9 billion and $315.1 billion at June 30, 2014 and December 31, 2013. The $4.2 billion decrease was driven by the closure of inactive accounts and a portfolio divestiture.

Table 43 presents certain state concentrations for the U.S. credit card portfolio.

Table 43
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2014	December 31 2013	June 30 2014	December 31 2013	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2014	2013	2014	2013
California	$13,172	$13,689	$131	$162	$107	$152	$221	$314
Florida	7,151	7,339	85	105	72	95	148	198
Texas	6,318	6,405	58	72	45	57	94	118
New York	5,481	5,624	62	70	44	64	90	124
New Jersey	3,789	3,868	41	48	29	45	60	84
Other U.S.	53,109	55,413	491	596	386	504	788	1,026
Total U.S. credit card portfolio	$89,020	$92,338	$868	$1,053	$683	$917	$1,401	$1,864

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, increased $458 million during the six months ended June 30, 2014 due to stronger foreign currency exchange rates. For the three and six months ended June 30, 2014, net charge-offs decreased $57 million to $47 million and $93 million to $123 million compared to the same periods in 2013 due to improvement in delinquencies as a result of higher credit quality originations and an improved economic environment, as well as improved recovery rates on previously charged-off loans, which were partially offset by stronger foreign currency exchange rates.

Unused lines of credit for non-U.S. credit card totaled $32.3 billion and $31.1 billion at June 30, 2014 and December 31, 2013. The $1.2 billion increase was primarily driven by stronger foreign currency exchange rates.

Table 44 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 44
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2014	December 31 2013
Outstandings			$11,999	$11,541
Accruing past due 30 days or more			225	248
Accruing past due 90 days or more			122	131

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net charge-offs	$47	$104	$123	$216
Net charge-off ratios (1)	1.59%	3.93%	2.12%	4.03%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At June 30, 2014, approximately 48 percent of the direct/indirect portfolio was included in CBB (consumer dealer financial services – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans), 46 percent was included in GWIM (principally securities-based lending loans and other personal loans) and the remainder was primarily in All Other (the GWIM International Wealth Management businesses based outside of the U.S. and student loans).

Outstandings in the direct/indirect portfolio increased $394 million during the six months ended June 30, 2014 as growth in the securities-based lending portfolio was mostly offset by lower outstandings in the consumer dealer financial services portfolio and the unsecured consumer lending portfolio. For the three and six months ended June 30, 2014, net charge-offs decreased $53 million to $33 million, and $119 million to $91 million, or 0.16 percent and 0.22 percent of total average direct/indirect loans, compared to 0.42 percent and 0.51 percent for the same periods in 2013. These decreases in net charge-offs were primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.

Net charge-offs in the unsecured consumer lending portfolio decreased $41 million to $13 million, and $91 million to $33 million for the three and six months ended June 30, 2014, or 2.48 percent and 2.88 percent of total average unsecured consumer lending loans compared to 5.60 percent and 6.04 percent for the same periods in 2013. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $219 million to $794 million during the six months ended June 30, 2014 due to improvements in the dealer financial services, student lending and unsecured consumer lending portfolios.

Table 45 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 45
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2014	December 31 2013	June 30 2014	December 31 2013	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2014	2013	2014	2013
California	$10,140	$10,041	$47	$57	$3	$12	$8	$27
Texas	7,892	7,850	59	66	4	8	10	20
Florida	7,704	7,634	20	25	3	10	11	23
New York	4,661	4,611	26	33	1	5	5	12
New Jersey	2,548	2,526	5	8	(1)	2	3	7
Other U.S./Non-U.S.	49,641	49,530	177	219	23	49	54	121
Total direct/indirect loan portfolio	$82,586	$82,192	$334	$408	$33	$86	$91	$210

Other Consumer

At June 30, 2014, approximately 52 percent of the $2.1 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited. The remainder is primarily leases within the consumer dealer financial services portfolio included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option totaled $2.2 billion at June 30, 2014 and were comprised of residential mortgage loans that were previously classified as held-for-sale, residential mortgage loans held in consolidated VIEs and repurchases of home equity loans. The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans continue to be measured at fair value after the reclassification. During the six months ended June 30, 2014, we recorded net gains of $27 million resulting from changes in the fair value of these loans, including losses of $8 million on loans held in consolidated VIEs that were offset by gains recorded on related long-term debt.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 46 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2014 and 2013. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. Nonperforming loans of $13.5 billion at June 30, 2014 declined $2.4 billion compared to December 31, 2013 as outflows including the impact of loan sales and transfers to held-for-sale outpaced new inflows which continued to improve due to favorable delinquency trends.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At June 30, 2014, $7.0 billion, or 50 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $6.5 billion of nonperforming loans 180 days or more past due and $547 million of foreclosed properties. In addition, at June 30, 2014, $4.6 billion, or 34 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties of $547 million at June 30, 2014 remained relatively unchanged compared to December 31, 2013 as liquidations were offset by additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $39 million and $76 million during the three and six months ended June 30, 2014. Not included in foreclosed properties at June 30, 2014 was $1.1 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 61.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 46.

Table 46
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Nonperforming loans and leases, beginning of period	$15,844	$19,282	$15,840	$19,431
Additions to nonperforming loans and leases:
New nonperforming loans and leases	1,825	2,289	3,852	4,950
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(325)	(695)	(793)	(1,375)
Sales	(1,825)	(175)	(1,825)	(175)
Returns to performing status (2)	(939)	(1,139)	(1,739)	(2,082)
Charge-offs	(640)	(932)	(1,223)	(2,004)
Transfers to foreclosed properties (3)	(157)	(90)	(329)	(205)
Transfers to loans held-for-sale	(323)	—	(323)	—
Total net reductions to nonperforming loans and leases	(2,384)	(742)	(2,380)	(891)
Total nonperforming loans and leases, June 30 (4)	13,460	18,540	13,460	18,540
Foreclosed properties, beginning of period	538	620	533	650
Additions to foreclosed properties:
New foreclosed properties (3)	247	179	433	387
Reductions to foreclosed properties:
Sales	(222)	(266)	(381)	(484)
Write-downs	(16)	(25)	(38)	(45)
Total net additions (reductions) to foreclosed properties	9	(112)	14	(142)
Total foreclosed properties, June 30 (5)	547	508	547	508
Nonperforming consumer loans, leases and foreclosed properties, June 30	$14,007	$19,048	$14,007	$19,048
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	2.63%	3.43%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	2.73	3.52

(1)
Balances do not include nonperforming LHFS of $341 million and $554 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $140 million and $485 million at June 30, 2014 and 2013 as well as loans accruing past due 90 days or more as presented in Table 32 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At June 30, 2014, 48 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 65 percent of their unpaid principal balance.

(5)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $1.1 billion and $1.6 billion at June 30, 2014 and 2013.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 46 are net of $40 million and $85 million of charge-offs for the three and six months ended June 30, 2014 compared to $47 million and $88 million for the same periods in 2013, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At both June 30, 2014 and December 31, 2013, $1.2 billion of such junior-lien home equity loans were included in nonperforming loans and leases.

Table 47 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 46.

Table 47
Home Loans Troubled Debt Restructurings
	June 30, 2014			December 31, 2013
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$25,319	$5,448	$19,871	$29,312	$7,555	$21,757
Home equity (3)	2,201	1,460	741	2,146	1,389	757
Total home loans troubled debt restructurings	$27,520	$6,908	$20,612	$31,458	$8,944	$22,514

(1)
Residential mortgage TDRs deemed collateral dependent totaled $6.4 billion and $8.2 billion, and included $4.0 billion and $5.7 billion of loans classified as nonperforming and $2.4 billion and $2.5 billion of loans classified as performing at June 30, 2014 and December 31, 2013.

(2)	Residential mortgage performing TDRs included $12.6 billion and $14.3 billion of loans that were fully-insured at June 30, 2014 and December 31, 2013.

(3)
Home equity TDRs deemed collateral dependent totaled $1.4 billion and $1.4 billion, and included $1.2 billion and $1.2 billion of loans classified as nonperforming and $201 million and $227 million of loans classified as performing at June 30, 2014 and December 31, 2013.

In addition to modifying home loans, we work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the consumer's interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In all cases, the customer's available line of credit is canceled.

Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 46 as substantially all of the loans remain on accrual status until either charged off or paid in full. At June 30, 2014 and December 31, 2013, our renegotiated TDR portfolio was $1.5 billion and $2.1 billion, of which $1.2 billion and $1.6 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 52, 57, 63 and 64 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the six months ended June 30, 2014, outstanding commercial loans and leases increased $1.1 billion, primarily in U.S. commercial. Credit quality was stable with slight declines in reservable criticized balances and nonperforming loans, leases and foreclosed property balances during the three and six months ended June 30, 2014. Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases decreased slightly during the six months ended June 30, 2014 to 0.31 percent from 0.33 percent (0.31 percent from 0.34 percent excluding loans accounted for under the fair value option) at December 31, 2013. The allowance for loan and lease losses for the commercial portfolio increased $481 million to $4.5 billion at June 30, 2014 compared to December 31, 2013. For additional information, see Allowance for Credit Losses on page 117.

Table 48 presents our commercial loans and leases portfolio, and related credit quality information at June 30, 2014 and December 31, 2013.

Table 48
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013
U.S. commercial	$218,037	$212,557	$849	$819	$86	$47
Commercial real estate (1)	46,815	47,893	252	322	8	21
Commercial lease financing	24,565	25,199	8	16	20	41
Non-U.S. commercial	85,677	89,462	7	64	1	17
	375,094	375,111	1,116	1,221	115	126
U.S. small business commercial (2)	13,585	13,294	100	88	73	78
Commercial loans excluding loans accounted for under the fair value option	388,679	388,405	1,216	1,309	188	204
Loans accounted for under the fair value option (3)	8,747	7,878	2	2	—	—
Total commercial loans and leases	$397,426	$396,283	$1,218	$1,311	$188	$204

(1)	Includes U.S. commercial real estate loans of $45.5 billion and $46.3 billion and non-U.S. commercial real estate loans of $1.3 billion and $1.6 billion at June 30, 2014 and December 31, 2013.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.3 billion and $1.5 billion and non-U.S. commercial loans of $7.4 billion and $6.4 billion at June 30, 2014 and December 31, 2013. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 49 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2014 and 2013. Improving trends across the portfolio drove lower charge-offs.

Table 49
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
U.S. commercial	$6	$43	$11	$88	0.01%	0.09%	0.01%	0.09%
Commercial real estate	(32)	44	(69)	137	(0.27)	0.43	(0.29)	0.69
Commercial lease financing	(5)	(5)	(7)	(15)	(0.07)	(0.08)	(0.05)	(0.13)
Non-U.S. commercial	12	16	31	1	0.06	0.08	0.07	—
	(19)	98	(34)	211	(0.02)	0.11	(0.02)	0.12
U.S. small business commercial	78	98	142	200	2.34	3.15	2.14	3.24
Total commercial	$59	$196	$108	$411	0.06	0.22	0.06	0.23

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 50 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers' acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure increased $12.6 billion during the six months ended June 30, 2014 primarily driven by increases in unfunded loans and leases.

Total commercial utilized credit exposure increased $376 million during the six months ended June 30, 2014 primarily driven by loans and leases, derivative assets and commercial letters of credit, partially offset by decreased SBLCs and financial guarantees. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances, in the aggregate, was 58 percent at both June 30, 2014 and December 31, 2013.

Table 50
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Loans and leases	$397,426	$396,283	$318,407	$307,478	$715,833	$703,761
Derivative assets (4)	47,892	47,495	—	—	47,892	47,495
Standby letters of credit and financial guarantees	34,255	35,893	907	1,334	35,162	37,227
Debt securities and other investments	18,755	18,505	7,978	6,903	26,733	25,408
Loans held-for-sale	6,317	6,604	815	101	7,132	6,705
Commercial letters of credit	2,430	2,054	448	515	2,878	2,569
Bankers' acceptances	375	246	—	—	375	246
Foreclosed properties and other	420	414	—	—	420	414
Total	$507,870	$507,494	$328,555	$316,331	$836,425	$823,825

(1)
Total commercial utilized exposure includes loans of $8.7 billion and $7.9 billion and issued letters of credit accounted for under the fair value option with a notional amount of $553 million and $503 million at June 30, 2014 and December 31, 2013.

(2)	Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $9.5 billion and $12.5 billion at June 30, 2014 and December 31, 2013.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $41.2 billion and $47.3 billion at June 30, 2014 and December 31, 2013. Not reflected in utilized and committed exposure is additional derivative collateral held of $16.3 billion and $17.1 billion which consists primarily of other marketable securities.

Table 51 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $431 million during the six months ended June 30, 2014 primarily in the commercial real estate and non-U.S. commercial portfolios driven largely by paydowns, charge-offs and upgrades outpacing downgrades. Approximately 84 percent of commercial utilized reservable criticized exposure was secured at both June 30, 2014 and December 31, 2013.

Table 51
Commercial Utilized Reservable Criticized Exposure
	June 30, 2014		December 31, 2013
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$8,391	3.41%	$8,362	3.45%
Commercial real estate	1,230	2.54	1,452	2.92
Commercial lease financing	987	4.02	988	3.92
Non-U.S. commercial	1,287	1.40	1,424	1.49
	11,895	2.89	12,226	2.96
U.S. small business commercial	535	3.94	635	4.77
Total commercial utilized reservable criticized exposure	$12,430	2.92	$12,861	3.02

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $11.0 billion and $11.5 billion and commercial letters of credit of $1.4 billion and $1.4 billion at June 30, 2014 and December 31, 2013.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At June 30, 2014, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net-worth clients) and the remainder primarily in CBB. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $5.5 billion during the six months ended June 30, 2014 with growth primarily from middle-market clients. Nonperforming loans and leases increased $30 million, or four percent, during the six months ended June 30, 2014. Net charge-offs decreased $37 million and $77 million for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Commercial Real Estate

Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 22 percent of the commercial real estate loans and leases portfolio at both June 30, 2014 and December 31, 2013. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans decreased $1.1 billion, or two percent, during the six months ended June 30, 2014 primarily due to payoffs and portfolio sales.

For the three and six months ended June 30, 2014, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties decreased $83 million, or 20 percent, and reservable criticized balances decreased $222 million, or 15 percent, during the six months ended June 30, 2014. Net charge-offs decreased $76 million to a net recovery of $32 million, and $206 million to a net recovery of $69 million for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Table 52 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 52
Outstanding Commercial Real Estate Loans
(Dollars in millions)	June 30 2014	December 31 2013
By Geographic Region
California	$10,405	$10,358
Northeast	8,497	9,487
Southwest	6,674	6,913
Southeast	5,412	5,314
Florida	3,124	3,030
Midwest	3,085	3,109
Illinois	2,500	2,319
Northwest	2,235	2,037
Midsouth	1,815	2,013
Non-U.S.	1,319	1,582
Other (1)	1,749	1,731
Total outstanding commercial real estate loans	$46,815	$47,893
By Property Type
Non-residential
Office	$12,515	$12,799
Multi-family rental	8,505	8,559
Shopping centers/retail	7,353	7,470
Industrial/warehouse	4,563	4,522
Hotels/motels	3,755	3,926
Multi-use	1,785	1,960
Land and land development	644	855
Other	6,160	6,283
Total non-residential	45,280	46,374
Residential	1,535	1,519
Total outstanding commercial real estate loans	$46,815	$47,893

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

Tables 53 and 54 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 52, 53 and 54 includes condominiums and other residential real estate. Other property types in Tables 52, 53 and 54 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 53
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Non-residential
Office	$84	$96	$330	$367
Multi-family rental	26	15	198	234
Shopping centers/retail	50	57	133	144
Industrial/warehouse	15	22	120	119
Hotels/motels	3	5	66	38
Multi-use	14	19	67	157
Land and land development	59	73	71	92
Other	19	23	175	173
Total non-residential	270	310	1,160	1,324
Residential	59	102	70	128
Total commercial real estate	$329	$412	$1,230	$1,452

(1)	Includes commercial foreclosed properties of $77 million and $90 million at June 30, 2014 and December 31, 2013.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 54
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Non-residential
Office	$—	$—	$(1)	$28	—%	—%	(0.02)%	0.57%
Multi-family rental	(6)	2	(11)	4	(0.30)	0.13	(0.26)	0.11
Shopping centers/retail	1	(3)	3	7	0.02	(0.22)	0.07	0.23
Industrial/warehouse	1	8	(2)	18	0.06	0.82	(0.08)	0.95
Hotels/motels	—	13	—	18	—	1.56	—	1.13
Multi-use	—	2	(9)	6	—	0.49	(0.94)	0.56
Land and land development	(1)	12	—	24	(0.21)	5.12	—	4.79
Other	(12)	(10)	(34)	(10)	(0.68)	(0.76)	(1.04)	(0.37)
Total non-residential	(17)	24	(54)	95	(0.15)	0.24	(0.23)	0.50
Residential	(15)	20	(15)	42	(3.79)	5.21	(1.89)	5.45
Total commercial real estate	$(32)	$44	$(69)	$137	(0.27)	0.43	(0.29)	0.69

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At June 30, 2014, total committed non-residential exposure was $65.9 billion compared to $68.6 billion at December 31, 2013, of which $45.3 billion and $46.4 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties declined $40 million, or 13 percent, to $270 million at June 30, 2014 compared to $310 million at December 31, 2013, which represented 0.60 percent and 0.67 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases across most property types. Non-residential utilized reservable criticized exposure decreased $164 million, or 12 percent, to $1.2 billion at June 30, 2014 compared to $1.3 billion at December 31, 2013, which represented 2.48 percent and 2.75 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net charge-offs decreased $41 million to a net recovery of $17 million, and $149 million to a net recovery of $54 million for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to lower levels of criticized and nonperforming assets as well as recoveries of prior period charge-offs.

At June 30, 2014, total committed residential exposure was $3.2 billion compared to $3.1 billion at December 31, 2013 of which $1.5 billion were funded secured loans for both periods. Residential nonperforming loans and foreclosed properties decreased $43 million, or 42 percent, during the six months ended June 30, 2014 due to repayments, sales and loan restructuring. Residential utilized reservable criticized exposure decreased $58 million, or 45 percent, during the six months ended June 30, 2014 due to continued resolution of criticized exposure. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 3.84 percent and 4.27 percent at June 30, 2014 compared to 6.65 percent and 7.81 percent at December 31, 2013. Residential portfolio net charge-offs decreased $35 million and $57 million for the three and six months ended June 30, 2014 compared to the same periods in 2013.

At June 30, 2014 and December 31, 2013, the commercial real estate loan portfolio included $6.9 billion and $7.0 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $269 million and $431 million, and nonperforming construction and land development loans and foreclosed properties totaled $78 million and $100 million at June 30, 2014 and December 31, 2013. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At June 30, 2014, 72 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 28 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, decreased $3.8 billion during the six months ended June 30, 2014 primarily due to decreased client financing activity. Net charge-offs were $12 million and $31 million for the three and six months ended June 30, 2014 compared to $16 million and $1 million for the same periods in 2013. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 113.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in CBB. Credit card-related products were 43 percent of the U.S. small business commercial portfolio at both June 30, 2014 and December 31, 2013. Net charge-offs were $78 million and $142 million for the three and six months ended June 30, 2014 compared to $98 million and $200 million for the same periods in 2013. The decrease was driven by an improvement in credit quality, including lower delinquencies as a result of an improved economic environment, and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 68 percent and 74 percent were credit card-related products for the three and six months ended June 30, 2014 compared to 72 percent and 74 percent for the same periods in 2013.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is held in Global Markets and Global Banking. Outstanding commercial loans accounted for under the fair value option increased $869 million to an aggregate fair value of $8.7 billion at June 30, 2014 compared to December 31, 2013 primarily due to increased corporate borrowings under bank credit facilities. We recorded net gains of $18 million and $35 million during the three and six months ended June 30, 2014 compared to no net gains or losses and net gains of $46 million for the same periods in 2013 from changes in the fair value of this loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $330 million and $354 million at June 30, 2014 and December 31, 2013, which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $10.1 billion and $13.0 billion at June 30, 2014 and December 31, 2013. We recorded net gains of $5 million and $14 million during the three and six months ended June 30, 2014 compared to net losses of $19 million and net gains of $46 million for the same periods in 2013 from changes in the fair value of commitments and letters of credit. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 55 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2014 and 2013. Nonperforming loans do not include loans accounted for under the fair value option. During the three and six months ended June 30, 2014, nonperforming commercial loans and leases decreased $49 million and $93 million to $1.2 billion driven by paydowns, returns to performing status and charge-offs outpacing new nonperforming loans. Approximately 92 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 48 percent were contractually current. Commercial nonperforming loans were carried at approximately 72 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 55
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Nonperforming loans and leases, beginning of period	$1,265	$2,734	$1,309	$3,224
Additions to nonperforming loans and leases:
New nonperforming loans and leases	275	269	537	619
Advances	1	3	9	9
Reductions to nonperforming loans and leases:
Paydowns	(183)	(312)	(354)	(640)
Sales	(29)	(171)	(56)	(318)
Returns to performing status (3)	(41)	(243)	(104)	(410)
Charge-offs	(71)	(170)	(121)	(347)
Transfers to foreclosed properties (4)	(1)	(7)	(4)	(28)
Transfers to loans held-for-sale	—	—	—	(6)
Total net reductions to nonperforming loans and leases	(49)	(631)	(93)	(1,121)
Total nonperforming loans and leases, June 30	1,216	2,103	1,216	2,103
Foreclosed properties, beginning of period	85	206	90	250
Additions to foreclosed properties:
New foreclosed properties (4)	1	3	3	15
Reductions to foreclosed properties:
Sales	(8)	(76)	(13)	(120)
Write-downs	(1)	(4)	(3)	(16)
Total net reductions to foreclosed properties	(8)	(77)	(13)	(121)
Total foreclosed properties, June 30	77	129	77	129
Nonperforming commercial loans, leases and foreclosed properties, June 30	$1,293	$2,232	$1,293	$2,232
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.31%	0.57%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.33	0.60

(1)	Balances do not include nonperforming LHFS of $256 million and $337 million at June 30, 2014 and 2013.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 56 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 56
Commercial Troubled Debt Restructurings
	June 30, 2014			December 31, 2013
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,336	$301	$1,035	$1,318	$298	$1,020
Commercial real estate	661	121	540	835	198	637
Non-U.S. commercial	46	2	44	48	38	10
U.S. small business commercial	54	—	54	88	—	88
Total commercial troubled debt restructurings	$2,097	$424	$1,673	$2,289	$534	$1,755

Industry Concentrations

Table 57 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure increased $12.6 billion, or two percent, to $836.4 billion during the six months ended June 30, 2014. The increase in commercial committed exposure was concentrated in healthcare equipment and services, banking and diversified financials, partially offset by lower exposure to real estate.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management's Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration with committed exposure of $120.7 billion, experienced an increase in committed exposure of $2.6 billion, or two percent, during the six months ended June 30, 2014. The increase was primarily in asset management, investment banking and brokerage.

Real estate, our second largest industry concentration with committed exposure of $74.5 billion, decreased $1.9 billion, or two percent, during the six months ended June 30, 2014. Real estate construction and land development exposure represented 14 percent of the total real estate industry committed exposure at June 30, 2014 and December 31, 2013. For more information on commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 105.

Committed exposure to the healthcare equipment and services industry increased $6.7 billion, or 14 percent, during the six months ended June 30, 2014 primarily driven by bridge financing for acquisitions. Banking industry committed exposure increased $3.0 billion, or six percent, during the six months ended June 30, 2014 primarily related to mortgage banking. Utilities committed exposure increased $1.3 billion, or five percent, during the six months ended June 30, 2014 primarily driven by gas utilities. Food, beverage and tobacco committed exposure increased $1.3 billion, or four percent, during the six months ended June 30, 2014 primarily reflecting higher packaged foods exposure. Telecommunication services committed exposure decreased $1.2 billion, or 11 percent, during the six months ended June 30, 2014 primarily as a result of paydowns.

Our committed state and municipal exposure of $37.0 billion at June 30, 2014 consisted of $30.5 billion of commercial utilized exposure (including $18.8 billion of funded loans, $6.7 billion of SBLCs and $2.0 billion of derivative assets) and $6.5 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 57. With the economy gradually strengthening, most state and local governments are experiencing improved fiscal circumstances and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 57
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Diversified financials	$72,302	$76,673	$120,705	$118,092
Real estate (2)	52,982	54,336	74,535	76,418
Healthcare equipment and services	32,410	30,828	55,737	49,063
Retailing	33,941	32,859	54,983	54,616
Capital goods	28,921	28,016	53,444	52,849
Banking	42,543	41,399	51,100	48,078
Government and public education	40,174	40,253	47,613	48,322
Materials	23,292	22,384	42,809	42,699
Energy	20,744	19,739	40,826	41,156
Consumer services	21,414	21,080	34,391	34,217
Food, beverage and tobacco	15,357	14,437	31,792	30,541
Commercial services and supplies	19,259	19,770	31,013	32,007
Utilities	9,898	9,253	26,549	25,243
Transportation	16,227	15,280	23,787	22,595
Media	11,801	13,070	23,283	22,655
Individuals and trusts	15,790	14,864	19,811	18,681
Technology hardware and equipment	6,883	6,166	13,428	12,733
Software and services	6,296	6,814	13,360	14,172
Pharmaceuticals and biotechnology	4,534	6,455	13,221	13,986
Insurance, including monolines	4,827	5,926	11,075	12,203
Consumer durables and apparel	5,793	5,427	10,274	9,757
Telecommunication services	4,269	4,541	10,207	11,423
Automobiles and components	3,446	3,165	9,000	8,424
Food and staples retailing	4,079	3,950	7,831	7,909
Religious and social organizations	5,144	5,452	6,965	7,677
Other	5,544	5,357	8,686	8,309
Total commercial credit exposure by industry	$507,870	$507,494	$836,425	$823,825
Net credit default protection purchased on total commitments (3)			$(8,678)	$(8,085)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 111.

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

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan due to a breach of the representations and warranties, and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor's loss. For more information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 55 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 58 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment. The notional amount of monoline exposure decreased $871 million during the six months ended June 30, 2014 due to terminations, paydowns and maturities of monoline contracts.

Table 58
Derivative Credit Exposures
(Dollars in millions)			June 30 2014	December 31 2013
Notional amount of monoline exposure			$9,760	$10,631

Mark-to-market			$78	$97
Counterparty credit valuation adjustment			(10)	(15)
Net mark-to-market			$68	$82

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Gains from credit valuation changes	$1	$19	$3	$45

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At June 30, 2014 and December 31, 2013, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $8.7 billion and $8.1 billion. We recorded net losses of $72 million and $102 million for the three and six months ended June 30, 2014 compared to net losses of $63 million and $129 million for the same periods in 2013 on these positions. The losses on these instruments were offset by gains on the related exposures. The VaR results for these exposures are included in the fair value option portfolio information in Table 68. For additional information, see Trading Risk Management on page 122.

Tables 59 and 60 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2014 and December 31, 2013.

Table 59
Net Credit Default Protection by Maturity
	June 30 2014	December 31 2013
Less than or equal to one year	40%	35%
Greater than one year and less than or equal to five years	58	63
Greater than five years	2	2
Total net credit default protection	100%	100%

Table 60
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	June 30, 2014		December 31, 2013
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AA	$(77)	0.9%	$(7)	0.1%
A	(1,890)	21.8	(2,560)	31.7
BBB	(4,885)	56.3	(3,880)	48.0
BB	(1,089)	12.5	(1,137)	14.1
B	(634)	7.3	(452)	5.6
CCC and below	(125)	1.4	(115)	1.4
NR (4)	22	(0.2)	66	(0.9)
Total net credit default protection	$(8,678)	100.0%	$(8,085)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

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

Table 61
Credit Derivatives
	June 30, 2014		December 31, 2013
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,263,330	$4,784	$1,305,090	$6,042
Total return swaps/other	64,886	501	38,094	402
Total purchased credit derivatives	$1,328,216	$5,285	$1,343,184	$6,444
Written credit derivatives:
Credit default swaps	$1,223,840	n/a	$1,265,380	n/a
Total return swaps/other	78,808	n/a	63,407	n/a
Total written credit derivatives	$1,302,648	n/a	$1,328,787	n/a
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

Table 62
Credit Valuation Gains and Losses
Gains (Losses)	Three Months Ended June 30						Six Months Ended June 30
	2014			2013			2014			2013
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$266	$(105)	$161	$143	$(81)	$62	$318	$(117)	$201	$12	$(245)	$(233)

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

Table 63 presents our 20 largest non-U.S. country exposures at June 30, 2014. These exposures accounted for 88 percent of our total non-U.S. exposure at both June 30, 2014 and December 31, 2013. Net country exposure for these 20 countries increased $5.2 billion from December 31, 2013 driven by higher securities balances in France, Germany and the United Kingdom, increased funded loans and loan equivalents exposure in Hong Kong and France, increased unfunded loan commitments in Singapore, as well as a reduction in hedges in Spain and Italy. These increases were partially offset by a decrease in funded loan and loan equivalents exposure in Italy and Russia, increased hedges in Russia, and decreases in counterparty exposure and securities in Japan.

Table 63
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2014	Hedges and Credit Default Protection	Net Country Exposure at June 30 2014	Increase (Decrease) from December 31 2013
United Kingdom	$24,394	$14,519	$5,603	$6,626	$51,142	$(3,945)	$47,197	$3,611
Canada	5,716	6,818	1,594	5,565	19,693	(1,580)	18,113	(298)
China	10,866	701	588	1,960	14,115	(335)	13,780	859
France	2,862	6,248	1,218	7,221	17,549	(4,265)	13,284	3,121
Germany	4,597	5,392	2,187	5,103	17,279	(4,030)	13,249	531
Brazil	8,809	620	274	2,865	12,568	(392)	12,176	(1,456)
India	6,016	488	279	3,995	10,778	(61)	10,717	466
Australia	3,648	3,215	453	2,377	9,693	(499)	9,194	1,197
Netherlands	3,090	3,665	529	1,798	9,082	(1,436)	7,646	11
South Korea	4,061	909	638	2,216	7,824	(543)	7,281	846
Hong Kong	5,359	345	107	914	6,725	(61)	6,664	1,307
Japan	4,143	477	677	1,990	7,287	(1,245)	6,042	(2,073)
Switzerland	2,474	2,937	757	565	6,733	(1,305)	5,428	(118)
Singapore	1,975	2,053	106	1,271	5,405	(77)	5,328	1,499
Italy	2,849	2,008	1,964	729	7,550	(3,349)	4,201	(1,001)
Taiwan	2,535	—	93	1,363	3,991	(4)	3,987	(85)
Russian Federation	5,367	90	201	30	5,688	(1,752)	3,936	(2,786)
Mexico	3,334	645	149	99	4,227	(400)	3,827	(172)
Spain	2,902	834	263	673	4,672	(1,017)	3,655	252
Turkey	1,939	97	13	169	2,218	(11)	2,207	(486)
Total top 20 non-U.S. countries exposure	$106,936	$52,061	$17,693	$47,529	$224,219	$(26,307)	$197,912	$5,225

Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. Net exposure to Russia was reduced to $3.9 billion at June 30, 2014, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine was minimal. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian counter-measures.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. While market conditions have stabilized, policymakers continue to address fundamental challenges of competitiveness, growth and high unemployment. A return of financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Table 64 presents our direct sovereign and non-sovereign exposures in these countries at June 30, 2014. Our total sovereign and non-sovereign exposure to these countries was $14.8 billion at June 30, 2014 compared to $17.1 billion at December 31, 2013. The total exposure to these countries, net of all hedges, was $10.1 billion at June 30, 2014 compared to $10.4 billion at December 31, 2013. At June 30, 2014 and December 31, 2013, hedges and credit default protection purchased, net of credit default protection sold, was $4.7 billion and $6.8 billion. Net country exposure remained relatively unchanged from December 31, 2013.

Table 64
Select European Countries
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure (1)	Securities/ Other Investments (2)	Country Exposure at June 30 2014	Hedges and Credit Default Protection (3)	Net Country Exposure at June 30 2014	Increase (Decrease) from December 31, 2013
Greece
Sovereign	$—	$—	$—	$73	$73	$—	$73	$15
Financial institutions	—	—	4	22	26	(11)	15	18
Corporates	11	13	—	39	63	(28)	35	(63)
Total Greece	$11	$13	$4	$134	$162	$(39)	$123	$(30)
Ireland
Sovereign	$20	$—	$17	$—	$37	$(14)	$23	$28
Financial institutions	765	52	139	95	1,051	(17)	1,034	54
Corporates	411	522	72	51	1,056	(22)	1,034	265
Total Ireland	$1,196	$574	$228	$146	$2,144	$(53)	$2,091	$347
Italy
Sovereign	$18	$—	$1,619	$364	$2,001	$(1,639)	$362	$575
Financial institutions	1,498	3	216	54	1,771	(922)	849	(561)
Corporates	1,333	2,005	129	311	3,778	(788)	2,990	(1,015)
Total Italy	$2,849	$2,008	$1,964	$729	$7,550	$(3,349)	$4,201	$(1,001)
Portugal
Sovereign	$—	$—	$21	$45	$66	$(27)	$39	$16
Financial institutions	5	—	5	20	30	(7)	23	125
Corporates	27	28	—	79	134	(180)	(46)	13
Total Portugal	$32	$28	$26	$144	$230	$(214)	$16	$154
Spain
Sovereign	$36	$—	$68	$11	$115	$(90)	$25	$86
Financial institutions	1,124	—	136	136	1,396	(125)	1,271	323
Corporates	1,742	834	59	526	3,161	(802)	2,359	(157)
Total Spain	$2,902	$834	$263	$673	$4,672	$(1,017)	$3,655	$252
Total
Sovereign	$74	$—	$1,725	$493	$2,292	$(1,770)	$522	$720
Financial institutions	3,392	55	500	327	4,274	(1,082)	3,192	(41)
Corporates	3,524	3,402	260	1,006	8,192	(1,820)	6,372	(957)
Total select European exposure	$6,990	$3,457	$2,485	$1,826	$14,758	$(4,672)	$10,086	$(278)

(1)
Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with CDS, and secured financing transactions. Derivative exposures are presented net of $1.7 billion in collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral. The notional amount of reverse repurchase transactions was $7.2 billion. Counterparty exposure is not presented net of hedges or credit default protection.

(2)
Long securities exposures are netted on a single-name basis to, but not below, zero by short exposures of $3.8 billion and net CDS purchased of $951 million, consisting of $663 million of net single-name CDS purchased and $288 million of net indexed and tranched CDS purchased.

(3)
Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the Corporation's risk to country exposures as listed, and includes $2.9 billion to hedge loans and securities, consisting of $1.5 billion in net single-name CDS purchased and $1.4 billion in net indexed and tranched CDS purchased, $1.8 billion in additional credit default protection purchased to hedge derivative assets and $131 million in other short exposures.

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

Table 65 presents the notional amount and fair value of single-name CDS purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain. Table 65 includes only single-name CDS netted at the counterparty level, whereas, Table 64 includes single-name, indexed and tranched CDS exposures netted by the reference asset that they are intended to hedge; therefore, CDS purchased and sold information is not comparable between tables.

Table 65
Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain (1)
	June 30, 2014
	Notional		Fair Value
(Dollars in billions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$1.2	$1.2	$0.1	$0.1
After netting (2)	0.2	0.2	—	—
Ireland
Aggregate	2.2	2.0	0.1	0.1
After netting (2)	0.9	0.7	0.1	—
Italy
Aggregate	52.6	47.8	1.9	1.3
After netting (2)	11.3	6.5	0.8	0.2
Portugal
Aggregate	6.6	6.7	0.3	0.3
After netting (2)	1.2	1.3	—	0.1
Spain
Aggregate	19.4	19.6	0.6	0.6
After netting (2)	2.9	3.1	0.1	0.1

(1)	The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are primarily with non-Eurozone counterparties.

(2)	Amounts listed are after consideration of legally enforceable master netting agreements.

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

Provision for Credit Losses

The provision for credit losses decreased $800 million to $411 million, and $1.5 billion to $1.4 billion for the three and six months ended June 30, 2014 compared to the same periods in 2013. The provision for credit losses was $662 million and $1.0 billion lower than net charge-offs for the three and six months ended June 30, 2014, resulting in a reduction in the allowance for credit losses primarily due to continued improvement in the home loans and credit card portfolios, partially offset by an increase in the allowance for the commercial portfolio. This compared to a reduction of $900 million and $1.7 billion in the allowance for credit losses for the three and six months ended June 30, 2013. If the economy and our asset quality continue to improve, we expect net charge-offs to continue to show modest improvement from the second quarter amount of $1.3 billion, which excludes recoveries of $185 million on the nonperforming loan sales. We would also expect reserve releases to decline modestly through the balance of 2014.

The provision for credit losses for the consumer portfolio decreased $827 million to $157 million, and $1.7 billion to $807 million for the three and six months ended June 30, 2014 compared to the same periods in 2013, due to continued improvement in the home loans portfolio primarily as a result of increased home prices, improved delinquencies and continued loan balance run-off, as well as improvement in the credit card portfolios primarily driven by lower delinquencies. The provision for credit losses related to the PCI loan portfolios was a benefit of $106 million for both the three and six months ended June 30, 2014 compared to a benefit of $252 million and $459 million for the same periods in 2013.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $27 million to $254 million, and $164 million to $613 million for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to reserve increases.

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

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of June 30, 2014, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of June 30, 2014, the allowance increased for all major commercial portfolios.

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

During the three and six months ended June 30, 2014, the factors that impacted the allowance for loan and lease losses included significant overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and housing and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and housing and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, and a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs, sales, returns to performing status and upgrades out of criticized continued to outpace new nonaccrual loans and reservable criticized commercial loans.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 67, was $11.3 billion at June 30, 2014, a decrease of $2.1 billion from December 31, 2013. The decrease was primarily in the residential mortgage and home equity portfolios due to increased home prices and improved delinquencies as evidenced by improving LTV statistics as presented in Tables 35 and 37, as well as continued loan balance run-off. In addition, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.7 billion at June 30, 2014 from $2.1 billion (to 1.91 percent from 2.25 percent of outstanding U.S. credit card loans) at December 31, 2013, and accruing loans 90 days or more past due declined to $868 million at June 30, 2014 from $1.1 billion (to 0.98 percent from 1.14 percent of outstanding U.S. credit card loans) at December 31, 2013. See Tables 32, 33, 42 and 44 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 67, was $4.5 billion at June 30, 2014, an increase of $481 million from December 31, 2013. The commercial utilized reservable criticized exposure decreased to $12.4 billion at June 30, 2014 from $12.9 billion (to 2.92 percent from 3.02 percent of total commercial utilized reservable exposure) at December 31, 2013. Similarly, nonperforming commercial loans declined $93 million from December 31, 2013 to $1.2 billion at June 30, 2014 (to 0.31 percent from 0.34 percent of outstanding commercial loans). See Tables 48, 49 and 51 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.75 percent at June 30, 2014 compared to 1.90 percent at December 31, 2013. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions and write-offs in the PCI loan portfolio. The June 30, 2014 and December 31, 2013 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.59 percent at June 30, 2014 compared to 1.67 percent at December 31, 2013.

Table 66 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and six months ended June 30, 2014 and 2013.

Table 66
Allowance for Credit Losses
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Allowance for loan and lease losses, beginning of period	$16,618	$22,441	$17,428	$24,179
Loans and leases charged off
Residential mortgage	(293)	(330)	(495)	(754)
Home equity	(339)	(606)	(733)	(1,375)
U.S. credit card	(792)	(1,104)	(1,618)	(2,224)
Non-U.S. credit card	(96)	(137)	(194)	(282)
Direct/Indirect consumer	(106)	(187)	(241)	(412)
Other consumer	(57)	(61)	(126)	(124)
Total consumer charge-offs	(1,683)	(2,425)	(3,407)	(5,171)
U.S. commercial (1)	(145)	(214)	(261)	(421)
Commercial real estate	(3)	(92)	(10)	(198)
Commercial lease financing	(1)	(1)	(2)	(2)
Non-U.S. commercial	(12)	(18)	(32)	(20)
Total commercial charge-offs	(161)	(325)	(305)	(641)
Total loans and leases charged off	(1,844)	(2,750)	(3,712)	(5,812)
Recoveries of loans and leases previously charged off
Residential mortgage	328	59	403	100
Home equity	100	120	192	205
U.S. credit card	109	187	217	360
Non-U.S. credit card	49	33	71	66
Direct/Indirect consumer	73	101	150	202
Other consumer	10	10	21	21
Total consumer recoveries	669	510	1,054	954
U.S. commercial (2)	61	73	108	133
Commercial real estate	35	48	79	61
Commercial lease financing	6	6	9	17
Non-U.S. commercial	—	2	1	19
Total commercial recoveries	102	129	197	230
Total recoveries of loans and leases previously charged off	771	639	1,251	1,184
Net charge-offs	(1,073)	(2,111)	(2,461)	(4,628)
Write-offs of PCI loans	(160)	(313)	(551)	(1,152)
Provision for loan and lease losses	417	1,220	1,401	2,951
Other (3)	9	(2)	(6)	(115)
Allowance for loan and lease losses, June 30	15,811	21,235	15,811	21,235
Reserve for unfunded lending commitments, beginning of period	509	486	484	513
Provision for unfunded lending commitments	(6)	(9)	19	(27)
Other	—	(3)	—	(12)
Reserve for unfunded lending commitments, June 30	503	474	503	474
Allowance for credit losses, June 30	$16,314	$21,709	$16,314	$21,709

(1)
Includes U.S. small business commercial charge-offs of $94 million and $173 million for the three and six months ended June 30, 2014 compared to $128 million and $257 million for the same periods in 2013.

(2)	Includes U.S. small business commercial recoveries of $16 million and $31 million for the three and six months ended June 30, 2014 compared to $30 million and $57 million for the same periods in 2013.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

Table 66
Allowance for Credit Losses (continued)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Loan and allowance ratios:
Loans and leases outstanding at June 30 (4)	$900,998	$912,109	$900,998	$912,109
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (4)	1.75%	2.33%	1.75%	2.33%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (5)	2.21	3.35	2.21	3.35
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (6)	1.15	0.85	1.15	0.85
Average loans and leases outstanding (4)	$901,359	$905,500	$905,292	$901,331
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 7)	0.48%	0.94%	0.55%	1.04%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.55	1.07	0.67	1.29
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (4, 8)	108	103	108	103
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs (7)	3.67	2.51	3.19	2.28
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs and PCI write-offs	3.20	2.18	2.60	1.82
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (9)	$6,488	$9,919	$6,488	$9,919
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4, 9)	64%	55%	64%	55%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (4)	1.59%	1.96%	1.59%	1.96%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (5)	1.94	2.77	1.94	2.77
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.49	0.97	0.56	1.07
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (4, 8)	95	84	95	84
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	3.25	2.04	2.82	1.85

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $10.9 billion and $9.5 billion at June 30, 2014 and 2013. Average loans accounted for under the fair value option were $11.2 billion and $10.7 billion for the three and six months ended June 30, 2014 compared to $8.7 billion and $8.9 billion for the same periods in 2013.

(5)	Excludes consumer loans accounted for under the fair value option of $2.2 billion and $1.1 billion at June 30, 2014 and 2013.

(6)	Excludes commercial loans accounted for under the fair value option of $8.7 billion and $8.4 billion at June 30, 2014 and 2013.

(7)
Net charge-offs exclude $160 million and $551 million of write-offs in the PCI loan portfolio for the three and six months ended June 30, 2014 compared to $313 million and $1.2 billion for the same periods in 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 93.

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

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 67 presents our allocation by product type.

Table 67
Allocation of the Allowance for Credit Losses by Product Type
	June 30, 2014			December 31, 2013
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$3,214	20.33%	1.36%	$4,084	23.43%	1.65%
Home equity	3,694	23.36	4.13	4,434	25.44	4.73
U.S. credit card	3,524	22.29	3.96	3,930	22.55	4.26
Non-U.S. credit card	424	2.68	3.53	459	2.63	3.98
Direct/Indirect consumer	371	2.35	0.45	417	2.39	0.51
Other consumer	98	0.62	4.71	99	0.58	5.02
Total consumer	11,325	71.63	2.21	13,423	77.02	2.53
U.S. commercial (2)	2,712	17.15	1.17	2,394	13.74	1.06
Commercial real estate	963	6.09	2.06	917	5.26	1.91
Commercial lease financing	137	0.87	0.56	118	0.68	0.47
Non-U.S. commercial	674	4.26	0.79	576	3.30	0.64
Total commercial (3)	4,486	28.37	1.15	4,005	22.98	1.03
Allowance for loan and lease losses (4)	15,811	100.00%	1.75	17,428	100.00%	1.90
Reserve for unfunded lending commitments	503			484
Allowance for credit losses	$16,314			$17,912

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $170 million and $147 million at June 30, 2014 and December 31, 2013. Commercial loans accounted for under the fair value option included U.S. commercial loans of $1.3 billion and $1.5 billion and non-U.S. commercial loans of $7.4 billion and $6.4 billion at June 30, 2014 and December 31, 2013.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $511 million and $462 million at June 30, 2014 and December 31, 2013.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $278 million and $277 million at June 30, 2014 and December 31, 2013.

(4)	Includes $1.8 billion and $2.5 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at June 30, 2014 and December 31, 2013.

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

The reserve for unfunded lending commitments was $503 million at June 30, 2014, an increase of $19 million from December 31, 2013 driven by minimal increases in expected losses.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Nontrading Activities on page 128.

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

VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A relatively minor portion of risks related to our trading positions are not included in VaR. These risks are reviewed as part of our ICAAP.

Global Markets Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate governance committees.

Trading limits on quantitative risk measures, including VaR, are monitored on a daily basis. These trading limits are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure they remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to ensure extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually and the ALMRC has given authority to the GMRC to approve changes to trading limits throughout the year. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation’s Risk Appetite Statement. These risk appetite limits are monitored on a daily basis and are approved at least annually by the Board. The market risk based risk appetite limits were not exceeded during the six months ended June 30, 2014.

In periods of market stress, the GMRC members communicate daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk. Where economically feasible, positions are sold or macroeconomic hedges are executed to reduce the exposures.

Market risk VaR for trading activities as presented in Table 68 differs from VaR used for regulatory capital calculations (regulatory VaR). The VaR disclosed in Table 68 excludes both counterparty CVA, which are adjustments to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivatives assets, and the corresponding hedges. Current regulatory standards require that regulatory VaR only exclude counterparty CVA but include the corresponding hedges. The holding period for regulatory VaR for capital calculations is 10 days while for the market risk VaR presented below it is one day. Both regulatory and market risk VaR values utilize the same process and methodology.

To provide visibility of market risks to which the Corporation is exposed, Table 68 presents the total market-based trading portfolio VaR which includes our total covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. Certain positions related to our counterparty CVA and corresponding hedges are considered covered positions; however, these are excluded from the VaR results presented in Table 68. In addition, Table 68 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation’s total market-based portfolio VaR. This population is consistent with the risk appetite limits set by the Board.

The market risk across all business segments to which the Corporation is exposed is included in the total market-based portfolio VaR results. The majority of this portfolio is within the Global Markets segment.

Table 68 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, as well as average daily trading VaR for the six months ended June 30, 2014 and 2013.

Table 68
Market Risk VaR for Trading Activities
													Six Months
	Three Months Ended												Ended
	June 30, 2014				March 31, 2014				June 30, 2013				June 30
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2014 Average	2013 Average
Foreign exchange	$15	$17	$23	$10	$20	$18	$24	$13	$16	$18	$41	$11	$17	$20
Interest rate	41	38	60	22	43	35	49	19	24	34	50	22	37	37
Credit	56	52	62	45	45	62	71	45	48	55	68	47	57	64
Equities	14	16	23	12	15	17	24	11	28	34	57	24	16	32
Commodities	7	7	10	6	7	7	9	6	15	15	20	11	7	15
Portfolio diversification	(95)	(84)	—	—	(84)	(77)	—	—	(74)	(92)	—	—	(80)	(96)
Total covered positions trading portfolio	38	46	61	37	46	62	86	45	57	64	86	51	54	72
Impact from less liquid exposures	8	5	—	—	3	9	—	—	4	5	—	—	7	1
Total market-based trading portfolio	46	51	65	42	49	71	101	48	61	69	87	57	61	73
Fair value option loans	37	31	37	27	30	32	38	27	40	40	50	29	31	45
Fair value option hedges	17	14	17	12	12	14	17	11	18	18	21	15	14	21
Fair value option portfolio diversification	(28)	(24)	—	—	(21)	(23)	—	—	(29)	(28)	—	—	(23)	(36)
Total fair value option portfolio	26	21	26	19	21	23	28	21	29	30	39	21	22	30
Portfolio diversification	(20)	(13)	—	—	(11)	(10)	—	—	(13)	(17)	—	—	(11)	(17)
Total market-based portfolio	$52	$59	$78	$50	$59	$84	$120	$56	$77	$82	$106	$68	$72	$86

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR decreased for the three months ended June 30, 2014 compared to the three months ended March 31, 2014 primarily driven by reduced exposure to the credit markets and increased portfolio diversification. The average total market-based portfolio VaR decreased for the three months ended June 30, 2014 compared to the three months ended March 31, 2014 primarily driven by the same factors as described above for the total market-based trading portfolio.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data presented in Table 68.

Additional VaR statistics produced within the Corporation's single VaR model are provided in Table 69 at the same level of detail as in Table 68. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 69 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013.

Table 69
Average Market Risk VaR for Trading Activities – 99 Percent and 95 Percent VaR Statistics
	Three Months Ended
	June 30, 2014		March 31, 2014		June 30, 2013
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$17	$10	$18	$11	$18	$12
Interest rate	38	22	35	21	34	20
Credit	52	26	62	33	55	32
Equities	16	9	17	9	34	19
Commodities	7	4	7	4	15	10
Portfolio diversification	(84)	(46)	(77)	(46)	(92)	(56)
Total covered positions trading portfolio	46	25	62	32	64	37
Impact from less liquid exposures	5	2	9	5	5	3
Total market-based trading portfolio	51	27	71	37	69	40
Fair value option loans	31	14	32	14	40	21
Fair value option hedges	14	9	14	9	18	12
Fair value option portfolio diversification	(24)	(14)	(23)	(12)	(28)	(17)
Total fair value option portfolio	21	9	23	11	30	16
Portfolio diversification	(13)	(6)	(10)	(7)	(17)	(8)
Total market-based portfolio	$59	$30	$84	$41	$82	$48

Backtesting

The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. A backtesting excess occurs when a trading loss exceeds the VaR for the corresponding day. These excesses are evaluated to understand the positions and market moves that produced the trading loss and to ensure that the VaR methodology accurately represents those losses. As our primary VaR statistic used for backtesting is based on a 99 percent confidence level and a one-day holding period, we expect one trading loss in excess of VaR every 100 days, or between two to three trading losses in excess of VaR over the course of a year. The number of backtesting excesses observed can differ from the statistically expected number of excesses if the current level of market volatility is materially different than the level of market volatility that existed during the three years of historical data used in the VaR calculation.

We conduct daily backtesting on our portfolios, ranging from the total market-based portfolio to individual trading areas. Additionally, we conduct daily backtesting on our regulatory VaR results as well as the VaR results for key legal entities, regions and risk factors. These results are reported to senior market risk management. Senior management, including the GMRC, regularly reviews and evaluates the results of these tests. The government agencies that regulate our operations also regularly review these results.

The trading revenue used for backtesting is defined by regulatory agencies in order to most closely align with the VaR component of the regulatory capital calculation. This revenue differs from total trading-related revenue in that it excludes revenue from trading activities that either do not generate market risk or the market risk cannot be included in VaR. Some examples of the types of revenue excluded for backtesting are fees, commissions, reserves, net interest income and intraday trading revenues. In addition, counterparty CVA is not included in the VaR component of the regulatory capital calculation and is therefore not included in the revenue used for backtesting of the regulatory VaR results.

During the three and six months ended June 30, 2014, there were no days in which there was a backtesting excess for our total market-based portfolio or regulatory VaR results, utilizing a one-day holding period.

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2014 compared to the three months ended March 31, 2014. During the three months ended June 30, 2014, positive trading-related revenue was recorded for 98 percent, or 64 trading days, of which 78 percent (51 days) were daily trading gains of over $25 million. This compares to the three months ended March 31, 2014, where positive trading-related revenue was recorded for 100 percent, or 61 trading days, of which 89 percent (54 days) were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
Number of Days
40
35
30
25
20
15
10
5
0
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended March 31, 2014
Three Months Ended June 30, 2014

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

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 64.

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

Table 70 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2014 and December 31, 2013.

Table 70
Forward Rates
	June 30, 2014			December 31, 2013
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.23%	2.63%	0.25%	0.25%	3.09%
12-month forward rates	0.25	0.51	2.98	0.25	0.43	3.52

Table 71 shows the pre-tax dollar impact to forecasted net interest income over the next 12 months from June 30, 2014 and December 31, 2013, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For further discussion of net interest income excluding the impact of trading-related activities, see page 21.

We continue to be asset sensitive to both a parallel move in interest rates and to a lesser degree a long-end led steepening of the yield curve. Additionally, rising interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels.

Table 71
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	June 30 2014	December 31 2013
Parallel shifts
+100 bps instantaneous shift	+100	+100	$3,355	$3,229
-50 bps instantaneous shift	-50	-50	(1,927)	(1,616)
Flatteners
Short end instantaneous change	+100	—	2,272	2,210
Long end instantaneous change	—	-50	(979)	(641)
Steepeners
Short end instantaneous change	-50	—	(923)	(937)
Long end instantaneous change	—	+100	1,132	1,066

The sensitivity analysis in Table 71 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 71 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the Corporation's benefit in those scenarios.

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. As part of the ALM positioning, we use derivatives to hedge interest rate and duration risk. At June 30, 2014 and December 31, 2013, our securities portfolio had a carrying value of $352.9 billion and $323.9 billion.

During the three months ended June 30, 2014 and 2013, we purchased debt securities of $56.2 billion and $62.9 billion, sold $27.2 billion and $45.7 billion, and had maturities and received paydowns of $20.6 billion and $27.7 billion, respectively. We realized $382 million and $457 million in net gains on sales of AFS debt securities. During the six months ended June 30, 2014 and 2013, we purchased debt securities of $121.3 billion and $99.2 billion, sold $57.9 billion and $61.0 billion, and had maturities and received paydowns of $39.8 billion and $51.7 billion, respectively. We realized $759 million and $525 million in net gains on sales of AFS debt securities.

At June 30, 2014, accumulated OCI included after-tax net unrealized gains of $355 million on AFS debt securities and after-tax net unrealized losses of $22 million on AFS marketable equity securities compared to after-tax net unrealized losses of $645 million and after-tax net unrealized gains of $411 million at June 30, 2013. For more information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pre-tax net amounts in accumulated OCI related to AFS debt securities improved $3.7 billion and $5.7 billion during the three and six months ended June 30, 2014 to a $555 million net unrealized gain primarily due to the impact of lower interest rates. For more information on our securities portfolio, see Note 3 – Securities to the Consolidated Financial Statements.

We recognized $10 million and $11 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three and six months ended June 30, 2014 compared to losses of $4 million and $13 million for the same periods in 2013. OTTI losses in the three and six months ended June 30, 2014 and 2013 were on non-agency RMBS and were recorded in other income (loss) on the Consolidated Statement of Income. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At June 30, 2014 and December 31, 2013, our residential mortgage portfolio was $237.1 billion and $248.1 billion excluding $2.0 billion of consumer residential mortgage loans accounted for under the fair value option at each period end. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98. The $10.9 billion decrease in the six months ended June 30, 2014 was primarily due to paydowns, sales, charge-offs and transfers to foreclosed properties. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014, CRES and GWIM originated $6.0 billion of first-lien mortgages that we retained compared to $13.0 billion in the same period in 2013. We received paydowns of $8.8 billion compared to $15.9 billion in the same period in 2013. We repurchased $1.0 billion of loans pursuant to our servicing agreements with GNMA and redelivered $1.0 billion, primarily FHA-insured loans, compared to $2.9 billion and $1.6 billion in the same period in 2013. Sales of loans, excluding redelivered FHA loans, were $2.4 billion compared to $340 million in the same period in 2013. Substantially all of the loans sold during the three months ended June 30, 2014 were nonperforming or PCI. Gains recognized on the sales of residential mortgages were $170 million compared to $16 million in the same period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

During the six months ended June 30, 2014, CRES and GWIM originated $10.6 billion of first-lien mortgages that we retained compared to $23.8 billion in the same period in 2013. We received paydowns of $17.8 billion compared to $29.9 billion in the same period in 2013. We repurchased $2.3 billion of loans pursuant to our servicing agreements with GNMA and redelivered $2.4 billion, primarily FHA-insured loans, compared to $6.0 billion and $1.9 billion in the same period in 2013. Sales of loans, excluding redelivered FHA loans, were $3.1 billion compared to $355 million in the same period in 2013. Substantially all of the loans sold during the six months ended June 30, 2014 were nonperforming or PCI. Gains recognized on the sales of residential mortgages were $182 million compared to $16 million in the same period in 2013.

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

Changes to the composition of our derivatives portfolio during the six months ended June 30, 2014 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 72 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at June 30, 2014 and December 31, 2013. These amounts do not include derivative hedges on our MSRs.

Table 72
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			June 30, 2014
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$6,704								5.12
Notional amount		$116,948	$2,744	$12,873	$15,339	$20,453	$20,528	$45,011
Weighted-average fixed-rate		3.31%	3.38%	3.32%	3.12%	3.76%	3.36%	3.14%
Pay-fixed interest rate swaps (1, 2)	(419)								6.64
Notional amount		$24,806	$1,041	$520	$1,025	$1,527	$8,041	$12,652
Weighted-average fixed-rate		2.07%	0.34%	2.30%	1.65%	1.84%	1.50%	2.63%
Same-currency basis swaps (3)	(69)
Notional amount		$111,497	$22,624	$18,988	$15,691	$19,596	$11,031	$23,567
Foreign exchange basis swaps (2, 4, 5)	589
Notional amount		197,508	18,379	36,658	30,571	25,603	17,673	68,624
Option products (6)	5
Notional amount (7)		1,377	1,370	(11)	—	—	—	18
Foreign exchange contracts (2, 5, 8)	1,286
Notional amount (7)		(20,010)	(34,997)	231	(680)	7,213	2,057	6,166
Futures and forward rate contracts	(57)
Notional amount (7)		(16,559)	(16,559)	—	—	—	—	—
Net ALM contracts	$8,039

			December 31, 2013
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2014	2015	2016	2017	2018	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$5,074								4.67
Notional amount		$109,539	$7,604	$12,873	$15,339	$19,803	$20,733	$33,187
Weighted-average fixed-rate		3.42%	3.79%	3.32%	3.12%	3.87%	3.34%	3.29%
Pay-fixed interest rate swaps (1, 2)	427								5.92
Notional amount		$28,418	$4,645	$520	$1,025	$1,527	$8,529	$12,172
Weighted-average fixed-rate		1.87%	0.54%	2.30%	1.65%	1.84%	1.52%	2.62%
Same-currency basis swaps (3)	6
Notional amount		$145,184	$47,529	$25,171	$28,157	$15,283	$9,156	$19,888
Foreign exchange basis swaps (2, 4, 5)	1,208
Notional amount		205,560	39,151	37,298	27,293	24,304	14,517	62,997
Option products (6)	21
Notional amount (7)		(641)	(649)	(11)	—	—	—	19
Foreign exchange contracts (2, 5, 8)	1,619
Notional amount (7)		(19,515)	(35,991)	1,873	(669)	7,224	2,026	6,022
Futures and forward rate contracts	147
Notional amount (7)		(19,427)	(19,427)	—	—	—	—	—
Net ALM contracts	$8,502

(1)
The receive-fixed interest rate swap notional amounts that represent forward starting swaps and which will not be effective until their respective contractual start dates totaled $600 million at both June 30, 2014 and December 31, 2013. There were no forward starting pay-fixed swap positions at June 30, 2014 compared to $1.1 billion at December 31, 2013.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At June 30, 2014 and December 31, 2013, the notional amount of same-currency basis swaps was comprised of $111.5 billion and $145.2 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $1.4 billion at June 30, 2014 was comprised of $1.4 billion in foreign exchange options, $(11) million in swaptions and $18 million in purchased caps/floors. Option products of $(641) million at December 31, 2013 were comprised of $(2.0) billion in swaptions, $1.4 billion in foreign exchange options and $19 million in purchased caps/floors.

(7)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(8)
The notional amount of foreign exchange contracts of $(20.0) billion at June 30, 2014 was comprised of $30.9 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(44.2) billion in net foreign currency forward rate contracts, $(10.9) billion in foreign currency-denominated pay-fixed swaps and $3.7 billion in net foreign currency futures contracts. Foreign exchange contracts of $(19.5) billion at December 31, 2013 were comprised of $36.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(49.3) billion in net foreign currency forward rate contracts, $(10.3) billion in foreign currency-denominated pay-fixed swaps and $4.0 billion in foreign currency futures contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $3.3 billion and $3.6 billion, on a pre-tax basis, at June 30, 2014 and December 31, 2013. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at June 30, 2014, the pre-tax net losses are expected to be reclassified into earnings as follows: $960 million, or 29 percent, within the next year, 50 percent in years two through five, and 14 percent in years six through ten, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at June 30, 2014.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and servicing income. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market, as an increase in mortgage interest rates will typically lead to a decrease in the value of these instruments. To hedge interest rate risk and certain market risks of IRLCs and residential first mortgage LHFS, we utilize forward loan sale commitments and other derivative instruments including purchased options. At June 30, 2014 and December 31, 2013, the notional amounts of derivatives economically hedging the IRLCs and residential first mortgage LHFS were $8.4 billion and $7.9 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. Typically, an increase in mortgage rates will lead to an increase in the value of the MSRs driven by lower prepayment expectations. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as principal-only and interest-only MBS and U.S. Treasuries to hedge interest rate and certain other market risks of MSRs. The fair value and notional amounts of the derivative contracts and the fair value of securities hedging the MSRs were $(3.6) billion, $1.1 trillion and $2.6 billion at June 30, 2014 and $(2.9) billion, $1.8 trillion and $2.5 billion at December 31, 2013. For the three and six months ended June 30, 2014, we recorded in mortgage banking income gains of $387 million and $764 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs compared to losses of $752 million and $871 million for the same periods in 2013. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 35.

Compliance Risk Management

The Global Compliance organization is responsible for overseeing compliance risk, which is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation in the event of the failure of the Corporation to comply with requirements of applicable laws, rules, regulations, related self-regulatory organization standards and codes of conduct. Compliance is at the core of the Corporation's culture and is a key component of our risk management process.

The Global Compliance Framework, an addendum to our Risk Framework, outlines the elements and related high-level requirements of the Corporation's integrated global compliance program. It is supported by policies that articulate detailed requirements related to execution of the global compliance program. The Global Compliance Framework also defines the scope, roles and responsibilities of Global Compliance. It is designed to drive a comprehensive, risk-based approach for the proactive management, oversight and escalation of compliance risks across the Corporation.

The Global Compliance Framework also provides senior management as well as the Board or appropriate Board-level committees with an outline for conducting objective oversight of the Corporation's compliance risk management activities. The Board provides oversight of compliance risks through its Audit Committee.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including outsourced business processes, and is not limited to operations functions. Its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital estimate under the Advanced approaches. For more information on Basel 3 Advanced Approaches, see Capital Management – Advanced Approaches on page 67.

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

The more judgmental estimates impacting results for the six months ended June 30, 2014 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

Table 73
Recurring Level 3 Asset and Liability Summary
	June 30, 2014			December 31, 2013
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$8,079	29.18%	0.37%	$9,044	28.46%	0.43%
Derivative assets	7,136	25.78	0.33	7,277	22.90	0.35
AFS debt securities	4,001	14.45	0.18	4,760	14.98	0.23
All other Level 3 assets at fair value	8,468	30.59	0.40	10,697	33.66	0.50
Total Level 3 assets at fair value (1)	$27,684	100.00%	1.28%	$31,778	100.00%	1.51%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$7,932	76.39%	0.41%	$7,301	78.20%	0.39%
Long-term debt	2,416	23.27	0.12	1,990	21.32	0.11
All other Level 3 liabilities at fair value	35	0.34	0.01	45	0.48	—
Total Level 3 liabilities at fair value (1)	$10,383	100.00%	0.54%	$9,336	100.00%	0.50%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to our derivative positions.

During the three and six months ended June 30, 2014, we recognized net losses of $252 million and $335 million on Level 3 assets and liabilities. These net losses were primarily losses on MSRs and net derivative assets, partially offset by gains on trading account assets. Losses on MSRs were primarily due to the impact of the decrease in long-term interest rates on forecasted prepayments. The net losses on net derivative assets were primarily due to unrealized net losses on certain equity derivatives, partially offset by unrealized gains on IRLCs. Gains on trading account assets were primarily due to unrealized gains on certain corporate loans and CLOs. For more information on the components of net realized and unrealized gains and losses during three and six months ended June 30, 2014, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three and six months ended June 30, 2014, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

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
Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (TDRs). Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans secured by personal property (except for certain secured consumer loans, including those that have been modified in a TDR), and consumer loans secured by real estate that are insured by the FHA or through long-term credit protection agreements with FNMA and FHLMC (fully-insured loan portfolio) are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 122 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2014	2013	2014	2013
Interest income
Loans and leases	$8,635	$9,060	$17,395	$18,238
Debt securities	2,124	2,548	4,121	5,097
Federal funds sold and securities borrowed or purchased under agreements to resell	297	319	562	634
Trading account assets	1,175	1,181	2,352	2,518
Other interest income	710	717	1,446	1,439
Total interest income	12,941	13,825	25,876	27,926

Interest expense
Deposits	282	366	573	748
Short-term borrowings	763	809	1,372	1,558
Trading account liabilities	398	427	833	899
Long-term debt	1,485	1,674	3,000	3,508
Total interest expense	2,928	3,276	5,778	6,713
Net interest income	10,013	10,549	20,098	21,213

Noninterest income
Card income	1,441	1,469	2,834	2,879
Service charges	1,866	1,837	3,692	3,636
Investment and brokerage services	3,291	3,143	6,560	6,170
Investment banking income	1,631	1,556	3,173	3,091
Equity investment income	357	680	1,141	1,243
Trading account profits	1,832	1,938	4,299	4,927
Mortgage banking income	527	1,178	939	2,441
Gains on sales of debt securities	382	457	759	525
Other income (loss)	407	(80)	818	(201)
Total noninterest income	11,734	12,178	24,215	24,711
Total revenue, net of interest expense	21,747	22,727	44,313	45,924

Provision for credit losses	411	1,211	1,420	2,924

Noninterest expense
Personnel	8,306	8,531	18,055	18,422
Occupancy	1,079	1,109	2,194	2,263
Equipment	534	532	1,080	1,082
Marketing	450	437	892	866
Professional fees	626	694	1,184	1,343
Amortization of intangibles	235	274	474	550
Data processing	761	779	1,594	1,591
Telecommunications	324	411	694	820
Other general operating	6,226	3,251	14,612	8,581
Total noninterest expense	18,541	16,018	40,779	35,518
Income before income taxes	2,795	5,498	2,114	7,482
Income tax expense	504	1,486	99	1,987
Net income	$2,291	$4,012	$2,015	$5,495
Preferred stock dividends	256	441	494	814
Net income applicable to common shareholders	$2,035	$3,571	$1,521	$4,681

Per common share information
Earnings	$0.19	$0.33	$0.14	$0.43
Diluted earnings	0.19	0.32	0.14	0.42
Dividends paid	0.01	0.01	0.02	0.02
Average common shares issued and outstanding (in thousands)	10,519,359	10,775,867	10,539,769	10,787,357
Average diluted common shares issued and outstanding (in thousands)	11,265,123	11,524,510	10,599,641	11,549,693
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Net income	$2,291	$4,012	$2,015	$5,495
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	2,305	(4,233)	3,594	(5,139)
Net change in derivatives	7	13	215	185
Employee benefit plan adjustments	7	48	56	133
Net change in foreign currency translation adjustments	7	(49)	(119)	(91)
Other comprehensive income (loss)	2,326	(4,221)	3,746	(4,912)
Comprehensive income (loss)	$4,617	$(209)	$5,761	$583
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	June 30 2014	December 31 2013
Assets
Cash and due from banks	$31,969	$36,852
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks	120,930	94,470
Cash and cash equivalents	152,899	131,322
Time deposits placed and other short-term investments	8,646	11,540
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $67,317 and $75,614 measured at fair value)	229,449	190,328
Trading account assets (includes $111,443 and $111,817 pledged as collateral)	196,952	200,993
Derivative assets	47,892	47,495
Debt securities:
Carried at fair value (includes $50,633 and $52,283 pledged as collateral)	292,861	268,795
Held-to-maturity, at cost (fair value – $59,181 and $52,430; $17,359 and $20,869 pledged as collateral)	60,022	55,150
Total debt securities	352,883	323,945
Loans and leases (includes $10,901 and $10,042 measured at fair value and $69,420 and $71,579 pledged as collateral)	911,899	928,233
Allowance for loan and lease losses	(15,811)	(17,428)
Loans and leases, net of allowance	896,088	910,805
Premises and equipment, net	10,145	10,475
Mortgage servicing rights (includes $4,368 and $5,042 measured at fair value)	4,368	5,052
Goodwill	69,810	69,844
Intangible assets	5,099	5,574
Loans held-for-sale (includes $5,262 and $6,656 measured at fair value)	9,200	11,362
Customer and other receivables	65,475	59,448
Other assets (includes $17,946 and $18,055 measured at fair value)	121,651	124,090
Total assets	$2,170,557	$2,102,273

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$7,236	$8,412
Derivative assets	25	185
Loans and leases	102,799	109,118
Allowance for loan and lease losses	(2,326)	(2,674)
Loans and leases, net of allowance	100,473	106,444
Loans held-for-sale	601	1,384
All other assets	3,946	4,577
Total assets of consolidated variable interest entities	$112,281	$121,002
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	June 30 2014	December 31 2013
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$390,976	$373,071
Interest-bearing (includes $1,559 and $1,899 measured at fair value)	662,823	667,714
Deposits in non-U.S. offices:
Noninterest-bearing	7,224	8,254
Interest-bearing	73,306	70,232
Total deposits	1,134,329	1,119,271
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $35,965 and $33,684 measured at fair value)	217,829	198,106
Trading account liabilities	88,342	83,469
Derivative liabilities	38,647	37,407
Short-term borrowings (includes $2,350 and $1,520 measured at fair value)	45,873	45,999
Accrued expenses and other liabilities (includes $11,685 and $11,233 measured at fair value and $503 and $484 of reserve for unfunded lending commitments)	151,055	135,662
Long-term debt (includes $42,543 and $47,035 measured at fair value)	257,071	249,674
Total liabilities	1,933,146	1,869,588
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,467,790 and 3,407,790 shares	14,846	13,352
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,515,824,628 and 10,591,808,296 shares	153,468	155,293
Retained earnings	73,808	72,497
Accumulated other comprehensive income (loss)	(4,711)	(8,457)
Total shareholders' equity	237,411	232,685
Total liabilities and shareholders' equity	$2,170,557	$2,102,273

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $77 of non-recourse borrowings)	$927	$1,150
Long-term debt (includes $14,590 and $16,209 of non-recourse debt)	16,333	19,448
All other liabilities (includes $92 and $138 of non-recourse liabilities)	93	253
Total liabilities of consolidated variable interest entities	$17,353	$20,851
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2012	$18,768	10,778,264	$158,142	$62,843	$(2,797)	$236,956
Net income				5,495		5,495
Net change in available-for-sale debt and marketable equity securities					(5,139)	(5,139)
Net change in derivatives					185	185
Employee benefit plan adjustments					133	133
Net change in foreign currency translation adjustments					(91)	(91)
Dividends paid:
Common				(216)		(216)
Preferred				(738)		(738)
Issuance of preferred stock	1,008					1,008
Redemption of preferred stock	(5,535)			(76)		(5,611)
Common stock issued under employee plans and related tax effects		44,480	53			53
Common stock repurchased		(79,646)	(1,003)			(1,003)
Balance, June 30, 2013	$14,241	10,743,098	$157,192	$67,308	$(7,709)	$231,032

Balance, December 31, 2013	$13,352	10,591,808	$155,293	$72,497	$(8,457)	$232,685
Net income				2,015		2,015
Net change in available-for-sale debt and marketable equity securities					3,594	3,594
Net change in derivatives					215	215
Employee benefit plan adjustments					56	56
Net change in foreign currency translation adjustments					(119)	(119)
Dividends paid:
Common				(210)		(210)
Preferred				(494)		(494)
Issuance of preferred stock	1,494					1,494
Common stock issued under employee plans and related tax effects		25,149	(150)			(150)
Common stock repurchased		(101,132)	(1,675)			(1,675)
Balance, June 30, 2014	$14,846	10,515,825	$153,468	$73,808	$(4,711)	$237,411
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Six Months Ended June 30
(Dollars in millions)	2014	2013
Operating activities
Net income	$2,015	$5,495
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	1,420	2,924
Gains on sales of debt securities	(759)	(525)
Depreciation and premises improvements amortization	781	813
Amortization of intangibles	474	550
Net amortization of premium/discount on debt securities	1,278	655
Deferred income taxes	320	884
Originations and purchases of loans held-for-sale	(18,794)	(40,128)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	19,351	43,871
Net decrease in trading and derivative instruments	12,874	41,218
Net (increase) decrease in other assets	(6,936)	25,281
Net increase (decrease) in accrued expenses and other liabilities	15,374	(9,595)
Other operating activities, net	103	1,153
Net cash provided by operating activities	27,501	72,596
Investing activities
Net decrease in time deposits placed and other short-term investments	2,894	5,778
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(39,121)	(4,244)
Proceeds from sales of debt securities carried at fair value	58,660	61,564
Proceeds from paydowns and maturities of debt securities carried at fair value	36,773	46,652
Purchases of debt securities carried at fair value	(113,103)	(88,615)
Proceeds from paydowns and maturities of held-to-maturity debt securities	3,016	5,055
Purchases of held-to-maturity debt securities	(8,207)	(10,556)
Proceeds from sales of loans and leases	11,863	5,480
Purchases of loans and leases	(5,079)	(12,439)
Other changes in loans and leases, net	7,389	(13,237)
Net purchases of premises and equipment	(451)	(98)
Proceeds from sales of foreclosed properties	394	604
Proceeds from sales of investments	1,429	2,117
Other investing activities, net	(266)	(353)
Net cash used in investing activities	(43,809)	(2,292)
Financing activities
Net increase (decrease) in deposits	15,058	(24,478)
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	19,723	(60,650)
Net increase (decrease) in short-term borrowings	(126)	15,739
Proceeds from issuance of long-term debt	35,789	25,174
Retirement of long-term debt	(31,871)	(29,433)
Proceeds from issuance of preferred stock	1,494	1,008
Redemption of preferred stock	—	(5,535)
Common stock repurchased	(1,675)	(1,003)
Cash dividends paid	(704)	(954)
Excess tax benefits on share-based payments	34	12
Other financing activities, net	(26)	(13)
Net cash provided by (used in) financing activities	37,696	(80,133)
Effect of exchange rate changes on cash and cash equivalents	189	(2,095)
Net increase (decrease) in cash and cash equivalents	21,577	(11,924)
Cash and cash equivalents at January 1	131,322	110,752
Cash and cash equivalents at June 30	$152,899	$98,828
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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting and disclosure of repurchase-to-maturity (RTM) transactions and repurchase financings (repos). Under this new accounting guidance, RTMs will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repos accounted for as secured borrowings. The new guidance is effective beginning on January 1, 2015. The Corporation does not expect this guidance to have a material impact on its consolidated financial position or results of operation.

In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis beginning on January 1, 2017. The Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operation.

In January 2014, the FASB issued new guidance on accounting for qualified affordable housing projects which permits entities to make an accounting policy election to apply the proportional amortization method when specific conditions are met. The new accounting guidance is effective on a retrospective basis beginning on January 1, 2015 with early adoption permitted. The Corporation is currently assessing whether it will adopt the proportional amortization method. If adopted, the Corporation does not expect it to have a material impact on its consolidated financial position or results of operations.

Accounting Policies

All significant accounting policies are discussed either in this Note, in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K or are included in the Notes herein listed below.

NOTE 2 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2014 and December 31, 2013. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	June 30, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$30,735.7	$569.4	$8.2	$577.6	$568.3	$0.3	$568.6
Futures and forwards	9,781.2	1.9	—	1.9	2.0	—	2.0
Written options	1,924.4	—	—	—	72.0	—	72.0
Purchased options	1,965.2	72.6	—	72.6	—	—	—
Foreign exchange contracts
Swaps	2,289.6	33.3	0.8	34.1	33.3	0.8	34.1
Spot, futures and forwards	3,777.2	21.1	0.1	21.2	22.5	0.6	23.1
Written options	500.9	—	—	—	7.1	—	7.1
Purchased options	460.4	6.9	—	6.9	—	—	—
Equity contracts
Swaps	185.1	3.9	—	3.9	3.7	—	3.7
Futures and forwards	83.7	1.2	—	1.2	1.7	—	1.7
Written options	330.3	—	—	—	28.7	—	28.7
Purchased options	306.4	28.6	—	28.6	—	—	—
Commodity contracts
Swaps	69.5	2.8	—	2.8	4.2	—	4.2
Futures and forwards	564.6	5.1	—	5.1	3.3	—	3.3
Written options	148.0	—	—	—	4.7	—	4.7
Purchased options	154.3	4.8	—	4.8	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,263.3	10.1	—	10.1	29.1	—	29.1
Total return swaps/other	64.9	0.4	—	0.4	1.8	—	1.8
Written credit derivatives:
Credit default swaps	1,223.8	30.4	—	30.4	8.7	—	8.7
Total return swaps/other	78.8	4.7	—	4.7	0.5	—	0.5
Gross derivative assets/liabilities		$797.2	$9.1	$806.3	$791.6	$1.7	$793.3
Less: Legally enforceable master netting agreements				(717.2)			(717.2)
Less: Cash collateral received/paid				(41.2)			(37.5)
Total derivative assets/liabilities				$47.9			$38.6

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2013
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$33,272.0	$659.9	$7.5	$667.4	$658.4	$0.9	$659.3
Futures and forwards	8,217.6	1.6	—	1.6	1.5	—	1.5
Written options	2,065.4	—	—	—	64.4	—	64.4
Purchased options	2,028.3	65.4	—	65.4	—	—	—
Foreign exchange contracts
Swaps	2,284.1	43.1	1.0	44.1	42.7	1.0	43.7
Spot, futures and forwards	2,922.5	32.5	0.7	33.2	33.5	1.1	34.6
Written options	412.4	—	—	—	9.2	—	9.2
Purchased options	392.4	8.8	—	8.8	—	—	—
Equity contracts
Swaps	162.0	3.6	—	3.6	4.2	—	4.2
Futures and forwards	71.4	1.1	—	1.1	1.4	—	1.4
Written options	315.6	—	—	—	29.6	—	29.6
Purchased options	266.7	30.4	—	30.4	—	—	—
Commodity contracts
Swaps	73.1	3.8	—	3.8	5.7	—	5.7
Futures and forwards	454.4	4.7	—	4.7	2.5	—	2.5
Written options	157.3	—	—	—	5.0	—	5.0
Purchased options	164.0	5.2	—	5.2	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,305.1	15.7	—	15.7	28.1	—	28.1
Total return swaps/other	38.1	2.0	—	2.0	3.2	—	3.2
Written credit derivatives:
Credit default swaps	1,265.4	29.3	—	29.3	13.8	—	13.8
Total return swaps/other	63.4	4.0	—	4.0	0.2	—	0.2
Gross derivative assets/liabilities		$911.1	$9.2	$920.3	$903.4	$3.0	$906.4
Less: Legally enforceable master netting agreements				(825.5)			(825.5)
Less: Cash collateral received/paid				(47.3)			(43.5)
Total derivative assets/liabilities				$47.5			$37.4

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.

Other gross derivative assets and liabilities in the table represent derivatives entered into under master netting agreements where uncertainty exists as to the enforceability of these agreements under bankruptcy laws in some countries or industries and, accordingly, receivables and payables with counterparties in these countries or industries are reported on a gross basis.

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

Offsetting of Derivatives
	June 30, 2014		December 31, 2013
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$360.0	$346.6	$381.7	$365.9
Exchange-traded	0.2	0.2	0.4	0.3
Over-the-counter cleared	288.8	292.7	351.2	356.5
Foreign exchange contracts
Over-the-counter	59.5	61.0	82.9	83.9
Equity contracts
Over-the-counter	19.6	16.9	20.3	17.6
Exchange-traded	8.3	9.7	8.4	9.8
Commodity contracts
Over-the-counter	7.0	7.7	6.3	7.4
Exchange-traded	3.2	2.9	3.3	2.9
Credit derivatives
Over-the-counter	37.8	32.9	44.0	38.9
Over-the-counter cleared	7.0	6.7	5.8	5.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	483.9	465.1	535.2	513.7
Exchange-traded	11.7	12.8	12.1	13.0
Over-the-counter cleared	295.8	299.4	357.0	362.4
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(453.0)	(445.5)	(505.0)	(495.4)
Exchange-traded	(10.2)	(10.2)	(11.2)	(11.2)
Over-the-counter cleared	(295.2)	(299.0)	(356.6)	(362.4)
Derivative assets/liabilities, after netting	33.0	22.6	31.5	20.1
Other gross derivative assets/liabilities	14.9	16.0	16.0	17.3
Total derivative assets/liabilities	47.9	38.6	47.5	37.4
Less: Financial instruments collateral (1)	(9.3)	(5.5)	(10.1)	(4.6)
Total net derivative assets/liabilities	$38.6	$33.1	$37.4	$32.8

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three and six months ended June 30, 2014 and 2013.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended June 30			Six Months Ended June 30
	2014			2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$735	$(944)	$(209)	$1,101	$(1,504)	$(403)
Interest rate and foreign currency risk on long-term debt (1)	145	(171)	(26)	263	(315)	(52)
Interest rate risk on available-for-sale securities (2)	(23)	19	(4)	(21)	16	(5)
Price risk on commodity inventory (3)	—	(2)	(2)	2	3	5
Total	$857	$(1,098)	$(241)	$1,345	$(1,800)	$(455)

	2013			2013
Interest rate risk on long-term debt (1)	$(2,407)	$2,239	$(168)	$(3,383)	$3,033	$(350)
Interest rate and foreign currency risk on long-term debt (1)	(582)	548	(34)	(2,120)	2,004	(116)
Interest rate risk on available-for-sale securities (2)	(14)	9	(5)	836	(837)	(1)
Price risk on commodity inventory (3)	3	(4)	(1)	—	(1)	(1)
Total	$(3,000)	$2,792	$(208)	$(4,667)	$4,199	$(468)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2014 and 2013. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of $960 million ($600 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended June 30			Six Months Ended June 30
	2014			2014
(Dollars in millions, amounts pre-tax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$28	$(279)	$—	$45	$(560)	$—
Price risk on restricted stock awards	(220)	75	—	(64)	225	—
Total	$(192)	$(204)	$—	$(19)	$(335)	$—
Net investment hedges
Foreign exchange risk	$(797)	$—	$(118)	$(978)	$(2)	$(176)

	2013			2013
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(276)	$(255)	$(1)	$(290)	$(530)	$(2)
Price risk on restricted stock awards	110	69	—	165	109	—
Total	$(166)	$(186)	$(1)	$(125)	$(421)	$(2)
Net investment hedges
Foreign exchange risk	$804	$3	$(37)	$2,480	$(91)	$(72)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2014 and 2013. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Interest rate risk on mortgage banking income (1)	$196	$(464)	$376	$(497)
Credit risk on loans (2)	(27)	(11)	(33)	(7)
Interest rate and foreign currency risk on ALM activities (3)	(713)	1,113	(1,311)	508
Price risk on restricted stock awards (4)	(338)	124	26	240
Other	(1)	(8)	(4)	(11)

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, interest rate lock commitments and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, were $225 million and $398 million for the three and six months ended June 30, 2014 compared to $132 million and $539 million for the same periods in 2013.

(2)	Net gains (losses) on these derivatives are recorded in other income (loss).

(3)
The balance is primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt. Results from these items are recorded in other income (loss). The offsetting mark-to-market, while not included in the table above, is also recorded in other income (loss).

(4)	Gains (losses) on these derivatives are recorded in personnel expense.

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

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2014 and 2013. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on a FTE basis.

Sales and Trading Revenue
	Three Months Ended June 30				Six Months Ended June 30
	2014				2014
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$443	$302	$85	$830	$796	$582	$222	$1,600
Foreign exchange risk	229	2	(31)	200	466	4	(61)	409
Equity risk	550	(75)	561	1,036	1,152	(92)	1,162	2,222
Credit risk	507	682	203	1,392	1,550	1,382	358	3,290
Other risk	39	(97)	20	(38)	171	(191)	93	73
Total sales and trading revenue	$1,768	$814	$838	$3,420	$4,135	$1,685	$1,774	$7,594

	2013				2013
Interest rate risk	$341	$270	$(34)	$577	$1,018	$563	$(60)	$1,521
Foreign exchange risk	305	1	(26)	280	675	1	(51)	625
Equity risk	663	(21)	638	1,280	1,271	(6)	1,168	2,433
Credit risk	415	672	125	1,212	1,454	1,388	(249)	2,593
Other risk	124	(42)	18	100	320	(92)	7	235
Total sales and trading revenue	$1,848	$880	$721	$3,449	$4,738	$1,854	$815	$7,407

(1)
Represents amounts in investment and brokerage services and other income (loss) that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $540 million and $1.1 billion for the three and six months ended June 30, 2014 and $549 million and $1.1 billion for the same periods in 2013.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at June 30, 2014 and December 31, 2013 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit Derivative Instruments
	June 30, 2014
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$4	$213	$349	$511	$1,077
Non-investment grade	425	1,301	1,365	4,523	7,614
Total	429	1,514	1,714	5,034	8,691
Total return swaps/other:
Investment grade	45	—	—	—	45
Non-investment grade	379	86	2	3	470
Total	424	86	2	3	515
Total credit derivatives	$853	$1,600	$1,716	$5,037	$9,206
Credit-related notes: (1)
Investment grade	$2	$291	$1,087	$3,354	$4,734
Non-investment grade	63	170	100	1,122	1,455
Total credit-related notes	$65	$461	$1,187	$4,476	$6,189
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$178,882	$387,781	$371,352	$35,155	$973,170
Non-investment grade	49,325	93,451	84,476	23,418	250,670
Total	228,207	481,232	455,828	58,573	1,223,840
Total return swaps/other:
Investment grade	37,417	—	—	—	37,417
Non-investment grade	26,707	10,217	3,390	1,077	41,391
Total	64,124	10,217	3,390	1,077	78,808
Total credit derivatives	$292,331	$491,449	$459,218	$59,650	$1,302,648

	December 31, 2013
	Carrying Value
Credit default swaps:
Investment grade	$2	$220	$974	$1,134	$2,330
Non-investment grade	424	1,924	2,469	6,667	11,484
Total	426	2,144	3,443	7,801	13,814
Total return swaps/other:
Investment grade	22	—	—	—	22
Non-investment grade	29	38	2	86	155
Total	51	38	2	86	177
Total credit derivatives	$477	$2,182	$3,445	$7,887	$13,991
Credit-related notes: (1)
Investment grade	$—	$278	$595	$4,457	$5,330
Non-investment grade	145	107	756	946	1,954
Total credit-related notes	$145	$385	$1,351	$5,403	$7,284
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$170,764	$379,273	$411,426	$36,039	$997,502
Non-investment grade	53,316	90,986	95,319	28,257	267,878
Total	224,080	470,259	506,745	64,296	1,265,380
Total return swaps/other:
Investment grade	21,771	—	—	—	21,771
Non-investment grade	27,784	8,150	4,103	1,599	41,636
Total	49,555	8,150	4,103	1,599	63,407
Total credit derivatives	$273,635	$478,409	$510,848	$65,895	$1,328,787

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $3.1 billion and $950.5 billion at June 30, 2014, and $8.1 billion and $1.0 trillion at December 31, 2013.

Credit-related notes in the table on page 156 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 148, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2014 and December 31, 2013, the Corporation held cash and securities collateral of $69.5 billion and $74.4 billion, and posted cash and securities collateral of $52.2 billion and $56.1 billion in the normal course of business under derivative agreements.

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

At June 30, 2014, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $1.3 billion, including $625 million for BANA.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2014, the current liability recorded for these derivative contracts was $97 million, against which the Corporation and certain subsidiaries had posted approximately $33 million of collateral.

The table below presents the amount of additional collateral contractually required by derivative contracts and other trading agreements at June 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade
	June 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,119	$3,275
Bank of America, N.A. and subsidiaries (1)	778	2,218

(1)	Included in Bank of America Corporation collateral requirements in this table.

The table below presents the derivative liability that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been posted at June 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Derivative Liability Subject to Unilateral Termination Upon Downgrade
	June 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,403	$2,379
Collateral posted	1,158	1,914

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

Valuation adjustments on derivatives are affected by changes in market spreads, non-credit related market factors such as interest rate and currency changes that affect the expected exposure, and other factors like changes in collateral arrangements and partial payments. Credit spreads and non-credit factors can move independently. For example, for an interest rate swap, changes in interest rates may increase the expected exposure, which would increase the counterparty credit valuation adjustment (CVA). Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.

The Corporation may enter into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS. The Corporation hedges other market risks in both CVA and debit valuation adjustments (DVA) primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

The table below presents CVA and DVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis, for the three and six months ended June 30, 2014 and 2013. For example, CVA gains reduce the cumulative CVA thereby increasing the derivatives asset balance. DVA gains increase the cumulative DVA thereby decreasing the derivatives liability balance. CVA and DVA losses have the opposite impact.

Valuation Adjustments on Derivatives
Gains (Losses)	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$266	$161	$143	$62	$318	$201	$12	$(233)
Derivative liabilities (DVA) (2)	(2)	1	77	39	(84)	(84)	452	418

(1)	At June 30, 2014 and December 31, 2013, the cumulative CVA reduced the derivative assets balance by $1.3 billion and $1.6 billion.

(2)	At June 30, 2014 and December 31, 2013, the cumulative DVA reduced the derivative liabilities balance by $0.7 billion and $0.8 billion.

NOTE 3 – Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and AFS marketable equity securities at June 30, 2014 and December 31, 2013.

Debt Securities and Available-for-Sale Marketable Equity Securities
	June 30, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$38,417	$301	$(15)	$38,703
Mortgage-backed securities:
Agency	161,636	1,571	(1,664)	161,543
Agency-collateralized mortgage obligations	12,370	132	(61)	12,441
Non-agency residential (1)	4,818	272	(84)	5,006
Commercial	2,240	39	(1)	2,278
Non-U.S. securities	7,034	40	(5)	7,069
Corporate/Agency bonds	813	18	(3)	828
Other taxable securities, substantially all asset-backed securities	13,587	38	(10)	13,615
Total taxable securities	240,915	2,411	(1,843)	241,483
Tax-exempt securities	8,802	5	(18)	8,789
Total available-for-sale debt securities	249,717	2,416	(1,861)	250,272
Other debt securities carried at fair value	43,032	151	(594)	42,589
Total debt securities carried at fair value	292,749	2,567	(2,455)	292,861
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	60,022	247	(1,088)	59,181
Total debt securities	$352,771	$2,814	$(3,543)	$352,042
Available-for-sale marketable equity securities (2)	$276	$—	$(36)	$240

	December 31, 2013
Available-for-sale debt securities
U.S. Treasury and agency securities	$8,910	$106	$(62)	$8,954
Mortgage-backed securities:
Agency	170,112	777	(5,954)	164,935
Agency-collateralized mortgage obligations	22,731	76	(315)	22,492
Non-agency residential (1)	6,124	238	(123)	6,239
Commercial	2,429	63	(12)	2,480
Non-U.S. securities	7,207	37	(24)	7,220
Corporate/Agency bonds	860	20	(7)	873
Other taxable securities, substantially all asset-backed securities	16,805	30	(5)	16,830
Total taxable securities	235,178	1,347	(6,502)	230,023
Tax-exempt securities	5,967	10	(49)	5,928
Total available-for-sale debt securities	241,145	1,357	(6,551)	235,951
Other debt securities carried at fair value	34,145	34	(1,335)	32,844
Total debt securities carried at fair value	275,290	1,391	(7,886)	268,795
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	55,150	20	(2,740)	52,430
Total debt securities	$330,440	$1,411	$(10,626)	$321,225
Available-for-sale marketable equity securities (2)	$230	$—	$(7)	$223

(1)
At June 30, 2014 and December 31, 2013, the underlying collateral type included approximately 78 percent and 89 percent prime, 13 percent and seven percent Alt-A, and nine percent and four percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At June 30, 2014, the accumulated net unrealized gain on AFS debt securities included in accumulated OCI was $355 million, net of the related income tax expense of $200 million. At June 30, 2014 and December 31, 2013, the Corporation had nonperforming AFS debt securities of $155 million and $103 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income (loss). In the three and six months ended June 30, 2014, the Corporation recorded unrealized mark-to-market net gains in other income (loss) of $416 million and $860 million and realized net gains of $100 million and $83 million on other debt securities carried at fair value, which excludes the benefit of certain hedges, the results of which are also reported in other income (loss), compared to unrealized mark-to-market net losses of $1.2 billion and $1.4 billion and realized net losses of $220 million and $205 million for the same periods in 2013.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	June 30 2014	December 31 2013
U.S. Treasury and agency securities	$4,242	$4,062
Mortgage-backed securities:
Agency	16,448	16,500
Agency-collateralized mortgage obligations	—	218
Non-agency residential	3,401	—
Commercial	793	749
Non-U.S. securities (1)	17,395	11,315
Other taxable securities, substantially all asset-backed securities	310	—
Total	$42,589	$32,844

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2014 and 2013 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Gross gains	$383	$474	$761	$543
Gross losses	(1)	(17)	(2)	(18)
Net gains on sales of AFS debt securities	$382	$457	$759	$525
Income tax expense attributable to realized net gains on sales of AFS debt securities	$145	$169	$288	$194

The amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), U.S. Treasury securities and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at June 30, 2014 and December 31, 2013, are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	June 30, 2014		December 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$121,088	$120,142	$123,813	$118,708
Government National Mortgage Association	108,968	108,633	118,700	115,314
U.S. Treasury securities	40,236	40,520	10,533	10,428
Freddie Mac	23,411	23,374	24,908	24,075

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2014 and December 31, 2013.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$1,486	$(1)	$678	$(14)	$2,164	$(15)
Mortgage-backed securities:
Agency	—	—	81,930	(1,664)	81,930	(1,664)
Agency-collateralized mortgage obligations	1,407	(11)	3,393	(50)	4,800	(61)
Non-agency residential	275	(2)	924	(48)	1,199	(50)
Commercial	53	(1)	—	—	53	(1)
Non-U.S. securities	131	(3)	39	(2)	170	(5)
Corporate/Agency bonds	—	—	93	(3)	93	(3)
Other taxable securities, substantially all asset-backed securities	1,653	(6)	364	(4)	2,017	(10)
Total taxable securities	5,005	(24)	87,421	(1,785)	92,426	(1,809)
Tax-exempt securities	1,697	(5)	992	(13)	2,689	(18)
Total temporarily impaired AFS debt securities	6,702	(29)	88,413	(1,798)	95,115	(1,827)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	412	(33)	1	(1)	413	(34)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$7,114	$(62)	$88,414	$(1,799)	$95,528	$(1,861)

	December 31, 2013
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$5,770	$(61)	$19	$(1)	$5,789	$(62)
Mortgage-backed securities:
Agency	132,032	(5,457)	9,324	(497)	141,356	(5,954)
Agency-collateralized mortgage obligations	13,438	(210)	2,661	(105)	16,099	(315)
Non-agency residential	819	(15)	1,237	(106)	2,056	(121)
Commercial	286	(12)	—	—	286	(12)
Non-U.S. securities	—	—	45	(24)	45	(24)
Corporate/Agency bonds	106	(3)	282	(4)	388	(7)
Other taxable securities, substantially all asset-backed securities	116	(2)	280	(3)	396	(5)
Total taxable securities	152,567	(5,760)	13,848	(740)	166,415	(6,500)
Tax-exempt securities	1,789	(30)	990	(19)	2,779	(49)
Total temporarily impaired AFS debt securities	154,356	(5,790)	14,838	(759)	169,194	(6,549)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	2	(1)	1	(1)	3	(2)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$154,358	$(5,791)	$14,839	$(760)	$169,197	$(6,551)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in accumulated OCI.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and six months ended June 30, 2014 and 2013 as presented in the Net Impairment Losses Recognized in Earnings table. All such OTTI losses in the three and six months ended June 30, 2014 and 2013 were on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income (loss) on the Consolidated Statement of Income. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the excess of the credit loss over the total impairment is recorded as an unrealized gain in OCI.

Net Impairment Losses Recognized in Earnings
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Total OTTI losses (unrealized and realized)	$(12)	$(5)	$(13)	$(14)
Unrealized OTTI losses recognized in OCI	2	1	2	1
Net impairment losses recognized in earnings	$(10)	$(4)	$(11)	$(13)

The Corporation's net impairment losses recognized in earnings consisted entirely of credit losses. The table below presents a rollforward of the credit losses recognized in earnings for the three and six months ended June 30, 2014 and 2013 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$185	$244	$184	$243
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	10	—	10	5
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	—	4	1	8
Reductions for AFS debt securities matured, sold or intended to be sold	—	(43)	—	(51)
Balance, June 30	$195	$205	$195	$205

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at June 30, 2014.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	14.3%	3.6%	26.4%
Loss severity	42.0	13.4	53.9
Life default rate	42.9	1.5	99.6

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 36.9 percent for prime, 38.8 percent for Alt-A and 50.2 percent for subprime at June 30, 2014. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 29.9 percent for prime, 44.2 percent for Alt-A and 47.7 percent for subprime at June 30, 2014.

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's other debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at June 30, 2014 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	June 30, 2014
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$476	0.48%	$29,922	1.66%	$10,779	2.45%	$1,403	3.48%	$42,580	1.91%
Mortgage-backed securities:
Agency	15	4.64	11,121	2.79	133,184	2.97	34,223	2.86	178,543	2.94
Agency-collateralized mortgage obligations	992	0.01	2,937	1.86	8,417	2.87	24	0.61	12,370	2.39
Non-agency residential	675	4.71	1,760	4.94	1,454	5.12	4,373	8.39	8,262	6.89
Commercial	409	6.65	190	3.08	2,449	2.74	7	4.09	3,055	3.29
Non-U.S. securities	21,714	0.83	2,593	3.60	119	4.09	—	—	24,426	1.14
Corporate/Agency bonds	400	2.28	159	3.76	112	3.91	142	1.29	813	2.62
Other taxable securities, substantially all asset-backed securities	5,271	1.50	6,096	1.22	1,683	2.10	848	3.63	13,898	1.43
Total taxable securities	29,952	1.10	54,778	2.06	158,197	2.94	41,020	3.48	283,947	2.65
Tax-exempt securities	150	1.58	3,448	1.06	3,250	1.11	1,954	0.88	8,802	1.13
Total amortized cost of debt securities carried at fair value	$30,102	1.11	$58,226	2.00	$161,447	2.90	$42,974	3.36	$292,749	2.61
Amortized cost of HTM debt securities (2)	$108	1.07	$19	3.65	$59,495	2.59	$400	2.74	$60,022	2.59

Debt securities carried at fair value
U.S. Treasury and agency securities	$476		$30,089		$10,938		$1,442		$42,945
Mortgage-backed securities:
Agency	15		11,454		133,005		33,517		177,991
Agency-collateralized mortgage obligations	995		2,925		8,497		24		12,441
Non-agency residential	678		1,763		1,494		4,472		8,407
Commercial	422		196		2,446		7		3,071
Non-U.S. securities	21,713		2,628		123		—		24,464
Corporate/Agency bonds	399		170		118		141		828
Other taxable securities, substantially all asset-backed securities	5,275		6,096		1,706		848		13,925
Total taxable securities	29,973		55,321		158,327		40,451		284,072
Tax-exempt securities	150		3,449		3,242		1,948		8,789
Total debt securities carried at fair value	$30,123		$58,770		$161,569		$42,399		$292,861
Fair value of HTM debt securities (2)	$108		$19		$58,669		$385		$59,181

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

Certain Corporate and Strategic Investments

In 2013, the Corporation sold its remaining investment in China Construction Bank Corporation (CCB). The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, extends through 2016.

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in Consumer & Business Banking (CBB), had a carrying value of $3.2 billion at both June 30, 2014 and December 31, 2013. For additional information, see Note 10 – Commitments and Contingencies.

NOTE 4 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2014 and December 31, 2013.

	June 30, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$1,822	$659	$6,392	$8,873	$165,693			$174,566
Home equity	206	114	692	1,012	51,949			52,961
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,261	1,153	13,830	17,244	27,989	$17,337		62,570
Home equity	331	197	1,191	1,719	28,752	6,067		36,538
Credit card and other consumer
U.S. credit card	485	345	868	1,698	87,322			89,020
Non-U.S. credit card	57	46	122	225	11,774			11,999
Direct/Indirect consumer (6)	319	141	334	794	81,792			82,586
Other consumer (7)	22	7	16	45	2,034			2,079
Total consumer	5,503	2,662	23,445	31,610	457,305	23,404		512,319
Consumer loans accounted for under the fair value option (8)							$2,154	2,154
Total consumer loans and leases	5,503	2,662	23,445	31,610	457,305	23,404	2,154	514,473
Commercial
U.S. commercial	266	115	329	710	217,327			218,037
Commercial real estate (9)	30	35	196	261	46,554			46,815
Commercial lease financing	36	34	21	91	24,474			24,565
Non-U.S. commercial	15	4	1	20	85,657			85,677
U.S. small business commercial	72	46	113	231	13,354			13,585
Total commercial	419	234	660	1,313	387,366			388,679
Commercial loans accounted for under the fair value option (8)							8,747	8,747
Total commercial loans and leases	419	234	660	1,313	387,366		8,747	397,426
Total loans and leases	$5,922	$2,896	$24,105	$32,923	$844,671	$23,404	$10,901	$911,899
Percentage of outstandings	0.65%	0.32%	2.64%	3.61%	92.63%	2.57%	1.19%	100.00%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.2 billion and nonperforming loans of $531 million. Home loans 60-89 days past due includes fully-insured loans of $1.1 billion and nonperforming loans of $457 million.

(2)	Home loans includes fully-insured loans of $14.1 billion.

(3)	Home loans includes $4.6 billion and direct/indirect consumer includes $29 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $3.7 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes dealer financial services loans of $37.7 billion, unsecured consumer lending loans of $2.0 billion, U.S. securities-based lending loans of $33.8 billion, non-U.S. consumer loans of $4.4 billion, student loans of $3.8 billion and other consumer loans of $937 million.

(7)	Total outstandings includes consumer finance loans of $1.1 billion, consumer leases of $819 million, consumer overdrafts of $170 million and other non-U.S. consumer loans of $3 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $2.0 billion and home equity loans of $170 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.3 billion and non-U.S. commercial loans of $7.4 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $45.5 billion and non-U.S. commercial real estate loans of $1.3 billion.

	December 31, 2013
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$2,151	$754	$7,188	$10,093	$167,243			$177,336
Home equity	243	113	693	1,049	53,450			54,499
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,758	1,412	16,746	20,916	31,142	$18,672		70,730
Home equity	444	221	1,292	1,957	30,623	6,593		39,173
Credit card and other consumer
U.S. credit card	598	422	1,053	2,073	90,265			92,338
Non-U.S. credit card	63	54	131	248	11,293			11,541
Direct/Indirect consumer (6)	431	175	410	1,016	81,176			82,192
Other consumer (7)	24	8	20	52	1,925			1,977
Total consumer	6,712	3,159	27,533	37,404	467,117	25,265		529,786
Consumer loans accounted for under the fair value option (8)							$2,164	2,164
Total consumer loans and leases	6,712	3,159	27,533	37,404	467,117	25,265	2,164	531,950
Commercial
U.S. commercial	363	151	309	823	211,734			212,557
Commercial real estate (9)	30	29	243	302	47,591			47,893
Commercial lease financing	110	37	48	195	25,004			25,199
Non-U.S. commercial	103	8	17	128	89,334			89,462
U.S. small business commercial	87	55	113	255	13,039			13,294
Total commercial	693	280	730	1,703	386,702			388,405
Commercial loans accounted for under the fair value option (8)							7,878	7,878
Total commercial loans and leases	693	280	730	1,703	386,702		7,878	396,283
Total loans and leases	$7,405	$3,439	$28,263	$39,107	$853,819	$25,265	$10,042	$928,233
Percentage of outstandings	0.80%	0.37%	3.04%	4.21%	91.99%	2.72%	1.08%	100.00%

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

(6)
Total outstandings includes dealer financial services loans of $38.5 billion, unsecured consumer lending loans of $2.7 billion, U.S. securities-based lending loans of $31.2 billion, non-U.S. consumer loans of $4.7 billion, student loans of $4.1 billion and other consumer loans of $1.0 billion.

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

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgage loans owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $294 million and $339 million at June 30, 2014 and December 31, 2013. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles and, accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) in the Consolidated Statement of Income when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At June 30, 2014 and December 31, 2013, the Corporation had a receivable of $184 million and $198 million from these vehicles for reimbursement of losses, and principal of $7.9 billion and $12.5 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $27.7 billion and $28.2 billion at June 30, 2014 and December 31, 2013, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At both June 30, 2014 and December 31, 2013, $1.2 billion of such junior-lien home equity loans were included in nonperforming loans.

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At June 30, 2014, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge were $1.6 billion of which $940 million were current on their contractual payments while $564 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 80 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 50 percent were discharged 24 months or more ago. As subsequent cash payments are received on the loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at June 30, 2014 and December 31, 2013. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Home loans
Core portfolio
Residential mortgage (2)	$2,951	$3,316	$4,431	$5,137
Home equity	1,533	1,431	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	6,284	8,396	9,706	11,824
Home equity	2,648	2,644	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	868	1,053
Non-U.S. credit card	n/a	n/a	122	131
Direct/Indirect consumer	29	35	334	408
Other consumer	15	18	1	2
Total consumer	13,460	15,840	15,462	18,555
Commercial
U.S. commercial	849	819	86	47
Commercial real estate	252	322	8	21
Commercial lease financing	8	16	20	41
Non-U.S. commercial	7	64	1	17
U.S. small business commercial	100	88	73	78
Total commercial	1,216	1,309	188	204
Total loans and leases	$14,676	$17,149	$15,650	$18,759

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $140 million and $260 million at June 30, 2014 and December 31, 2013.

(2)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At June 30, 2014 and December 31, 2013, residential mortgage includes $10.4 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.7 billion and $4.0 billion of loans on which interest is still accruing.

n/a = not applicable

Credit Quality Indicators

The Corporation monitors credit quality within its Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. Within the Home Loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower's credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

The following tables present certain credit quality indicators for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2014 and December 31, 2013.

Home Loans – Credit Quality Indicators (1)
	June 30, 2014
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$97,480	$20,589	$11,842	$45,886	$16,068	$2,205
Greater than 90 percent but less than or equal to 100 percent	5,261	3,627	2,274	3,249	4,177	1,137
Greater than 100 percent	5,429	6,365	3,221	3,826	10,226	2,725
Fully-insured loans (5)	66,396	14,652	—	—	—	—
Total home loans	$174,566	$45,233	$17,337	$52,961	$30,471	$6,067

Refreshed FICO score
Less than 620	$4,833	$8,000	$8,037	$2,063	$3,608	$927
Greater than or equal to 620 and less than 680	6,617	4,595	3,207	3,810	4,834	1,063
Greater than or equal to 680 and less than 740	22,194	7,064	3,283	10,790	8,564	1,789
Greater than or equal to 740	74,526	10,922	2,810	36,298	13,465	2,288
Fully-insured loans (5)	66,396	14,652	—	—	—	—
Total home loans	$174,566	$45,233	$17,337	$52,961	$30,471	$6,067

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $3.3 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	June 30, 2014
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,413	$—	$1,305	$492
Greater than or equal to 620 and less than 680	12,025	—	3,538	296
Greater than or equal to 680 and less than 740	34,176	—	9,467	348
Greater than or equal to 740	38,406	—	25,422	770
Other internal credit metrics (2, 3, 4)	—	11,999	42,854	173
Total credit card and other consumer	$89,020	$11,999	$82,586	$2,079

(1)	52 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $38.1 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $3.8 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At June 30, 2014, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	June 30, 2014
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$210,859	$45,643	$23,578	$84,551	$922
Reservable criticized	7,178	1,172	987	1,126	268
Refreshed FICO score (3)
Less than 620					204
Greater than or equal to 620 and less than 680					550
Greater than or equal to 680 and less than 740					1,609
Greater than or equal to 740					2,990
Other internal credit metrics (3, 4)					7,042
Total commercial	$218,037	$46,815	$24,565	$85,677	$13,585

(1)	Excludes $8.7 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $267 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At June 30, 2014, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Home Loans – Credit Quality Indicators (1)
	December 31, 2013
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$95,833	$22,391	$11,400	$45,898	$16,714	$2,036
Greater than 90 percent but less than or equal to 100 percent	5,541	4,134	2,653	3,659	4,233	698
Greater than 100 percent	6,250	7,998	4,619	4,942	11,633	3,859
Fully-insured loans (5)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593

Refreshed FICO score
Less than 620	$5,334	$9,955	$9,129	$2,415	$4,259	$1,045
Greater than or equal to 620 and less than 680	7,164	5,276	3,349	4,211	5,133	1,172
Greater than or equal to 680 and less than 740	22,617	7,639	3,211	11,726	9,143	1,936
Greater than or equal to 740	72,509	11,653	2,983	36,147	14,045	2,440
Fully-insured loans (5)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $4.0 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	December 31, 2013
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,989	$—	$1,220	$539
Greater than or equal to 620 and less than 680	12,753	—	3,345	264
Greater than or equal to 680 and less than 740	35,413	—	9,887	199
Greater than or equal to 740	39,183	—	26,220	188
Other internal credit metrics (2, 3, 4)	—	11,541	41,520	787
Total credit card and other consumer	$92,338	$11,541	$82,192	$1,977

(1)	60 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 184. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

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

Home loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms at the time of discharge of $3.2 billion were included in TDRs at June 30, 2014, of which $1.6 billion were classified as nonperforming and $1.6 billion were fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

At June 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $547 million and $533 million at June 30, 2014 and December 31, 2013.

The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three and six months ended June 30, 2014 and 2013 for impaired loans in the Corporation's Home Loans portfolio segment and includes primarily loans managed by Legacy Assets & Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Home Loans
			June 30, 2014			December 31, 2013
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$18,494	$14,135	$—	$21,567	$16,450	$—
Home equity			3,356	1,454	—	3,249	1,385	—
With an allowance recorded
Residential mortgage			$11,554	$11,184	$831	$13,341	$12,862	$991
Home equity			883	747	238	893	761	240
Total
Residential mortgage			$30,048	$25,319	$831	$34,908	$29,312	$991
Home equity			4,239	2,201	238	4,142	2,146	240

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$15,202	$187	$16,812	$140	$15,781	$347	$16,353	$284
Home equity	1,436	24	1,204	19	1,419	46	1,169	36
With an allowance recorded
Residential mortgage	$11,493	$121	$14,735	$124	$11,913	$252	$14,317	$278
Home equity	744	6	936	11	747	14	962	22
Total
Residential mortgage	$26,695	$308	$31,547	$264	$27,694	$599	$30,670	$562
Home equity	2,180	30	2,140	30	2,166	60	2,131	58

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the June 30, 2014 and 2013 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on home loans that were modified in TDRs during the three and six months ended June 30, 2014 and 2013, and net charge-offs recorded during the period on loans that were modified in TDRs during the six months ended June 30, 2014 and 2013. The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing.

Home Loans – TDRs Entered into During the Three Months Ended June 30, 2014 and 2013 (1)
	June 30, 2014				Three Months Ended June 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs (2)
Residential mortgage	$1,677	$1,475	5.07%	4.69%	$24
Home equity	236	163	3.97	3.58	29
Total	$1,913	$1,638	4.94	4.55	$53

	June 30, 2013				Three Months Ended June 30, 2013
Residential mortgage	$3,988	$3,518	5.29%	4.56%	$78
Home equity	268	169	6.23	5.20	45
Total	$4,256	$3,687	5.35	4.60	$123

Home Loans – TDRs Entered into During the Six Months Ended June 30, 2014 and 2013 (1)
	June 30, 2014				Six Months Ended June 30, 2014
Residential mortgage	$2,873	$2,513	5.09%	4.59%	$41
Home equity	420	281	4.17	3.47	44
Total	$3,293	$2,794	4.98	4.45	$85

	June 30, 2013				Six Months Ended June 30, 2013
Residential mortgage	$8,843	$7,798	5.38%	4.55%	$117
Home equity	519	306	5.83	4.59	109
Total	$9,362	$8,104	5.41	4.55	$226

(1)
TDRs entered into during the three and six months ended June 30, 2014 include residential mortgage modifications with principal forgiveness of $22 million and $39 million. TDRs entered into during the three and six months ended June 30, 2013 include residential mortgage modifications with principal forgiveness of $125 million and $344 million.

(2)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at June 30, 2014 and 2013 due to sales and other dispositions.

The table below presents the June 30, 2014 and 2013 carrying value for home loans that were modified in a TDR during the three and six months ended June 30, 2014 and 2013 by type of modification.

Home Loans – Modification Programs
	TDRs Entered into During the Three Months Ended June 30, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$262	$11	$273
Principal and/or interest forbearance	1	3	4
Other modifications (1)	52	—	52
Total modifications under government programs	315	14	329
Modifications under proprietary programs
Contractual interest rate reduction	53	4	57
Capitalization of past due amounts	5	—	5
Principal and/or interest forbearance	15	3	18
Other modifications (1)	4	—	4
Total modifications under proprietary programs	77	7	84
Trial modifications	917	94	1,011
Loans discharged in Chapter 7 bankruptcy (2)	166	48	214
Total modifications	$1,475	$163	$1,638

	TDRs Entered into During the Three Months Ended June 30, 2013
Modifications under government programs
Contractual interest rate reduction	$187	$14	$201
Principal and/or interest forbearance	2	6	8
Other modifications (1)	9	—	9
Total modifications under government programs	198	20	218
Modifications under proprietary programs
Contractual interest rate reduction	896	4	900
Capitalization of past due amounts	26	—	26
Principal and/or interest forbearance	100	3	103
Other modifications (1)	104	—	104
Total modifications under proprietary programs	1,126	7	1,133
Trial modifications	1,811	36	1,847
Loans discharged in Chapter 7 bankruptcy (2)	383	106	489
Total modifications	$3,518	$169	$3,687

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Home Loans – Modification Programs
	TDRs Entered into During the Six Months Ended June 30, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$456	$33	$489
Principal and/or interest forbearance	10	11	21
Other modifications (1)	70	—	70
Total modifications under government programs	536	44	580
Modifications under proprietary programs
Contractual interest rate reduction	161	8	169
Capitalization of past due amounts	31	1	32
Principal and/or interest forbearance	41	8	49
Other modifications (1)	22	4	26
Total modifications under proprietary programs	255	21	276
Trial modifications	1,389	115	1,504
Loans discharged in Chapter 7 bankruptcy (2)	333	101	434
Total modifications	$2,513	$281	$2,794

	TDRs Entered into During the Six Months Ended June 30, 2013
Modifications under government programs
Contractual interest rate reduction	$779	$25	$804
Principal and/or interest forbearance	16	13	29
Other modifications (1)	47	—	47
Total modifications under government programs	842	38	880
Modifications under proprietary programs
Contractual interest rate reduction	2,299	31	2,330
Capitalization of past due amounts	57	—	57
Principal and/or interest forbearance	264	8	272
Other modifications (1)	127	6	133
Total modifications under proprietary programs	2,747	45	2,792
Trial modifications	3,301	49	3,350
Loans discharged in Chapter 7 bankruptcy (2)	908	174	1,082
Total modifications	$7,798	$306	$8,104

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

The table below presents the carrying value of loans that entered into payment default during the three and six months ended June 30, 2014 and 2013 that were modified in a TDR during the 12 months preceding payment default. Total carrying value includes loans with a carrying value of $545 million and $410 million that entered into payment default during the six months ended June 30, 2014 and 2013 but were no longer held by the Corporation as of June 30, 2014 and 2013 due to sales and other dispositions. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended June 30, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value (1)
Modifications under government programs	$186	$1	$187
Modifications under proprietary programs	203	3	206
Loans discharged in Chapter 7 bankruptcy (2)	153	41	194
Trial modifications	516	15	531
Total modifications	$1,058	$60	$1,118

	Three Months Ended June 30, 2013
Modifications under government programs	$68	$—	$68
Modifications under proprietary programs	264	1	265
Loans discharged in Chapter 7 bankruptcy (2)	163	5	168
Trial modifications	1,385	1	1,386
Total modifications	$1,880	$7	$1,887

	Six Months Ended June 30, 2014
Modifications under government programs	$344	$2	$346
Modifications under proprietary programs	475	3	478
Loans discharged in Chapter 7 bankruptcy (2)	274	42	316
Trial modifications	1,291	18	1,309
Total modifications	$2,384	$65	$2,449

	Six Months Ended June 30, 2013
Modifications under government programs	$158	$2	$160
Modifications under proprietary programs	546	4	550
Loans discharged in Chapter 7 bankruptcy (2)	604	24	628
Trial modifications	1,937	5	1,942
Total modifications	$3,245	$35	$3,280

(1)
Total carrying value includes loans with a carrying value of $545 million and $410 million that entered into payment default during the six months ended June 30, 2014 and 2013 but were no longer held by the Corporation as of June 30, 2014 and 2013 due to sales and other dispositions.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Credit Card and Other Consumer

Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal, local and international laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In all cases, the customer's available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers' entire unsecured debt structures (external programs). The Corporation classifies other secured consumer loans that have been discharged in Chapter 7 bankruptcy as TDRs which are written down to collateral value and placed on nonaccrual status no later than the time of discharge. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three and six months ended June 30, 2014 and 2013 on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

			June 30, 2014			December 31, 2013
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With no recorded allowance
Direct/Indirect consumer			$65	$27	$—	$75	$32	$—
Other consumer			35	35	—	34	34	—
With an allowance recorded
U.S. credit card			$1,013	$1,076	$257	$1,384	$1,465	$337
Non-U.S. credit card			174	216	127	200	240	149
Direct/Indirect consumer			138	163	45	242	282	84
Other consumer			25	24	9	27	26	9
Total
U.S. credit card			$1,013	$1,076	$257	$1,384	$1,465	$337
Non-U.S. credit card			174	216	127	200	240	149
Direct/Indirect consumer			203	190	45	317	314	84
Other consumer			60	59	9	61	60	9

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$30	$—	$44	$—	$29	$—	$48	$—
Other consumer	34	—	35	1	34	1	35	1
With an allowance recorded
U.S. credit card	$1,205	$18	$2,287	$36	$1,306	$40	$2,505	$78
Non-U.S. credit card	224	1	273	2	230	3	284	4
Direct/Indirect consumer	196	3	493	7	227	6	545	15
Other consumer	24	1	28	—	25	1	29	1
Total
U.S. credit card	$1,205	$18	$2,287	$36	$1,306	$40	$2,505	$78
Non-U.S. credit card	224	1	273	2	230	3	284	4
Direct/Indirect consumer	226	3	537	7	256	6	593	15
Other consumer	58	1	63	1	59	2	64	2

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at June 30, 2014 and December 31, 2013.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013
U.S. credit card	$587	$842	$477	$607	$12	$16	$1,076	$1,465	84.27%	82.77%
Non-U.S. credit card	64	71	24	26	128	143	216	240	48.07	49.01
Direct/Indirect consumer	97	170	63	106	30	38	190	314	85.36	84.29
Other consumer	59	60	—	—	—	—	59	60	75.35	71.08
Total renegotiated TDRs	$807	$1,143	$564	$739	$170	$197	$1,541	$2,079	79.00	78.77
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

The table below provides information on the Corporation's renegotiated TDR portfolio including the June 30, 2014 and 2013 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and six months ended June 30, 2014 and 2013, and net charge-offs recorded during the period on loans that were modified in TDRs during the six months ended June 30, 2014 and 2013.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended June 30, 2014 and 2013
	June 30, 2014				Three Months Ended June 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$78	$87	16.74%	5.03%	$8
Non-U.S. credit card	47	55	25.36	0.41	15
Direct/Indirect consumer	11	8	8.64	4.87	4
Other consumer	3	3	9.64	5.66	—
Total	$139	$153	19.30	3.37	$27

	June 30, 2013				Three Months Ended June 30, 2013
U.S. credit card	$75	$76	16.86%	6.07%	$5
Non-U.S. credit card	68	71	26.17	0.67	22
Direct/Indirect consumer	17	12	8.92	5.18	3
Other consumer	2	2	9.53	4.51	—
Total	$162	$161	20.26	3.61	$30

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Six Months Ended June 30, 2014 and 2013
	June 30, 2014				Six Months Ended June 30, 2014
U.S. credit card	$159	$176	16.70%	5.13%	$11
Non-U.S. credit card	91	107	25.47	0.48	17
Direct/Indirect consumer	20	15	9.35	4.68	7
Other consumer	5	5	9.13	5.31	—
Total	$275	$303	19.32	3.47	$35

	June 30, 2013				Six Months Ended June 30, 2013
U.S. credit card	$151	$153	16.91%	6.13%	$7
Non-U.S. credit card	123	129	26.16	0.71	25
Direct/Indirect consumer	31	22	9.54	5.25	7
Other consumer	3	3	9.48	5.26	—
Total	$308	$307	20.11	3.73	$39

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and six months ended June 30, 2014 and 2013.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended June 30, 2014
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$58	$29	$—	$87
Non-U.S. credit card	1	2	52	55
Direct/Indirect consumer	2	1	5	8
Other consumer	3	—	—	3
Total renegotiated TDRs	$64	$32	$57	$153

	Three Months Ended June 30, 2013
U.S. credit card	$39	$37	$—	$76
Non-U.S. credit card	6	3	62	71
Direct/Indirect consumer	3	3	6	12
Other consumer	2	—	—	2
Total renegotiated TDRs	$50	$43	$68	$161

	Six Months Ended June 30, 2014
U.S. credit card	$119	$57	$—	$176
Non-U.S. credit card	4	4	99	107
Direct/Indirect consumer	4	2	9	15
Other consumer	5	—	—	5
Total renegotiated TDRs	$132	$63	$108	$303

	Six Months Ended June 30, 2013
U.S. credit card	$80	$73	$—	$153
Non-U.S. credit card	12	6	111	129
Direct/Indirect consumer	7	5	10	22
Other consumer	3	—	—	3
Total renegotiated TDRs	$102	$84	$121	$307
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 76 percent of new non-U.S. credit card TDRs and 10 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three and six months ended June 30, 2014 that had been modified in a TDR during the preceding 12 months were $12 million and $25 million for U.S. credit card, $54 million and $110 million for non-U.S. credit card, and $1 million and $3 million for direct/indirect consumer. During the three and six months ended June 30, 2013, loans that entered into payment default that had been modified in a TDR during the preceding 12 months were $14 million and $38 million for U.S. credit card, $59 million and $121 million for non-U.S. credit card and $1 million and $3 million for direct/indirect consumer.

Commercial Loans

Impaired commercial loans, which include nonperforming loans and TDRs (both performing and nonperforming), are primarily measured based on the present value of payments expected to be received, discounted at the loan's original effective interest rate. Commercial impaired loans may also be measured based on observable market prices or, for loans that are solely dependent on the collateral for repayment, the estimated fair value of collateral, less costs to sell. If the carrying value of a loan exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses.

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

At June 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $77 million and $90 million at June 30, 2014 and December 31, 2013.

The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three and six months ended June 30, 2014 and 2013 for impaired loans in the Corporation's Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

			June 30, 2014			December 31, 2013
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$535	$500	$—	$609	$577	$—
Commercial real estate			201	175	—	254	228	—
Non-U.S. commercial			—	—	—	10	10	—
With an allowance recorded
U.S. commercial			$1,648	$1,384	$184	$1,581	$1,262	$164
Commercial real estate			835	617	52	1,066	731	61
Non-U.S. commercial			334	51	3	254	64	16
U.S. small business commercial (1)			168	154	39	186	176	36
Total
U.S. commercial			$2,183	$1,884	$184	$2,190	$1,839	$164
Commercial real estate			1,036	792	52	1,320	959	61
Non-U.S. commercial			334	51	3	264	74	16
U.S. small business commercial (1)			168	154	39	186	176	36

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$480	$3	$470	$1	$499	$5	$479	$3
Commercial real estate	193	1	356	1	206	2	372	2
Non-U.S. commercial	5	—	31	—	7	—	38	—
With an allowance recorded
U.S. commercial	$1,387	$15	$1,619	$12	$1,347	$30	$1,652	$24
Commercial real estate	632	6	1,139	6	667	13	1,359	14
Non-U.S. commercial	63	1	152	2	68	2	130	5
U.S. small business commercial (1)	159	1	253	2	165	2	270	4
Total
U.S. commercial	$1,867	$18	$2,089	$13	$1,846	$35	$2,131	$27
Commercial real estate	825	7	1,495	7	873	15	1,731	16
Non-U.S. commercial	68	1	183	2	75	2	168	5
U.S. small business commercial (1)	159	1	253	2	165	2	270	4

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the June 30, 2014 and 2013 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and six months ended June 30, 2014 and 2013, and net charge-offs that were recorded during the period on loans that were modified as TDRs during the six months ended June 30, 2014 and 2013. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended June 30, 2014 and 2013
	June 30, 2014		Three Months Ended June 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$493	$488	$—
Commercial real estate	39	39	—
Non-U.S. commercial	46	46	—
U.S. small business commercial (1)	3	3	—
Total	$581	$576	$—

	June 30, 2013		Three Months Ended June 30, 2013
U.S. commercial	$487	$460	$5
Commercial real estate	210	193	1
Non-U.S. commercial	74	73	—
U.S. small business commercial (1)	3	3	—
Total	$774	$729	$6

Commercial – TDRs Entered into During the Six Months Ended June 30, 2014 and 2013
	June 30, 2014		Six Months Ended June 30, 2014
U.S. commercial	$740	$726	$2
Commercial real estate	282	282	—
Non-U.S. commercial	46	46	—
U.S. small business commercial (1)	4	4	—
Total	$1,072	$1,058	$2

	June 30, 2013		Six Months Ended June 30, 2013
U.S. commercial	$840	$813	$2
Commercial real estate	438	381	3
Non-U.S. commercial	74	73	—
U.S. small business commercial (1)	5	6	1
Total	$1,357	$1,273	$6

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $63 million and $104 million for U.S. commercial, $82 million and $288 million for commercial real estate and $0.2 million and $1 million for U.S. small business commercial at June 30, 2014 and 2013.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the settlement with FNMA. For more information on the settlement with FNMA, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees of the Corporation's 2013 Annual Report on Form 10-K. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassification to nonaccretable difference during the three months ended June 30, 2014 was due to an increase in forecasted prepayment speeds as a result of lower interest rates. The reclassification from nonaccretable difference during the six months ended June 30, 2014 was due to lower expected loss rates primarily driven by improved home prices. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Accretable yield, beginning of period	$6,706	$6,694
Accretion	(273)	(554)
Disposals/transfers	(92)	(183)
Reclassifications (to)/from nonaccretable difference	(122)	262
Accretable yield, June 30, 2014	$6,219	$6,219

For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.

Loans Held-for-sale

The Corporation had LHFS of $9.2 billion and $11.4 billion at June 30, 2014 and December 31, 2013. Proceeds, including cash and securities, from sales and paydowns of loans originally classified as LHFS were $19.8 billion and $46.4 billion for the six months ended June 30, 2014 and 2013. Amounts used for originations and purchases of LHFS were $18.8 billion and $40.1 billion for the six months ended June 30, 2014 and 2013.

NOTE 5 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, April 1	$7,556	$4,775	$4,287	$16,618
Loans and leases charged off	(632)	(1,051)	(161)	(1,844)
Recoveries of loans and leases previously charged off	428	241	102	771
Net charge-offs	(204)	(810)	(59)	(1,073)
Write-offs of PCI loans	(160)	—	—	(160)
Provision for loan and lease losses	(284)	441	260	417
Other (1)	—	11	(2)	9
Allowance for loan and lease losses, June 30	6,908	4,417	4,486	15,811
Reserve for unfunded lending commitments, April 1	—	—	509	509
Provision for unfunded lending commitments	—	—	(6)	(6)
Reserve for unfunded lending commitments, June 30	—	—	503	503
Allowance for credit losses, June 30	$6,908	$4,417	$4,989	$16,314

	Three Months Ended June 30, 2013
Allowance for loan and lease losses, April 1	$13,438	$5,874	$3,129	$22,441
Loans and leases charged off	(936)	(1,489)	(325)	(2,750)
Recoveries of loans and leases previously charged off	179	331	129	639
Net charge-offs	(757)	(1,158)	(196)	(2,111)
Write-offs of PCI loans	(313)	—	—	(313)
Provision for loan and lease losses	27	957	236	1,220
Other (1)	1	(2)	(1)	(2)
Allowance for loan and lease losses, June 30	12,396	5,671	3,168	21,235
Reserve for unfunded lending commitments, April 1	—	—	486	486
Provision for unfunded lending commitments	—	—	(9)	(9)
Other	—	—	(3)	(3)
Reserve for unfunded lending commitments, June 30	—	—	474	474
Allowance for credit losses, June 30	$12,396	$5,671	$3,642	$21,709

	Six Months Ended June 30, 2014
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(1,228)	(2,179)	(305)	(3,712)
Recoveries of loans and leases previously charged off	595	459	197	1,251
Net charge-offs	(633)	(1,720)	(108)	(2,461)
Write-offs of PCI loans	(551)	—	—	(551)
Provision for loan and lease losses	(425)	1,232	594	1,401
Other (1)	(1)	—	(5)	(6)
Allowance for loan and lease losses, June 30	6,908	4,417	4,486	15,811
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	19	19
Reserve for unfunded lending commitments, June 30	—	—	503	503
Allowance for credit losses, June 30	$6,908	$4,417	$4,989	$16,314

	Six Months Ended June 30, 2013
Allowance for loan and lease losses, January 1	$14,933	$6,140	$3,106	$24,179
Loans and leases charged off	(2,129)	(3,042)	(641)	(5,812)
Recoveries of loans and leases previously charged off	305	649	230	1,184
Net charge-offs	(1,824)	(2,393)	(411)	(4,628)
Write-offs of PCI loans	(1,152)	—	—	(1,152)
Provision for loan and lease losses	511	1,964	476	2,951
Other (1)	(72)	(40)	(3)	(115)
Allowance for loan and lease losses, June 30	12,396	5,671	3,168	21,235
Reserve for unfunded lending commitments, January 1	—	—	513	513
Provision for unfunded lending commitments	—	—	(27)	(27)
Other	—	—	(12)	(12)
Reserve for unfunded lending commitments, June 30	—	—	474	474
Allowance for credit losses, June 30	$12,396	$5,671	$3,642	$21,709

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

During both the three and six months ended June 30, 2014, for the PCI loan portfolio, the Corporation recorded a benefit of $106 million in the provision for credit losses with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. This compared to a benefit of $252 million and $459 million in the provision for credit losses for the same periods in 2013. Write-offs in the PCI loan portfolio totaled $160 million and $551 million with a corresponding decrease in the PCI valuation allowance during the three and six months ended June 30, 2014 compared to $313 million and $1.2 billion for the same periods in 2013. The valuation allowance associated with the PCI loan portfolio was $1.8 billion and $2.5 billion at June 30, 2014 and December 31, 2013.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at June 30, 2014 and December 31, 2013.

Allowance and Carrying Value by Portfolio Segment
	June 30, 2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,069	$438	$278	$1,785
Carrying value (3)	27,520	1,541	2,881	31,942
Allowance as a percentage of carrying value	3.88%	28.42%	9.65%	5.59%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$4,003	$3,979	$4,208	$12,190
Carrying value (3, 4)	275,711	184,143	385,798	845,652
Allowance as a percentage of carrying value (4)	1.45%	2.16%	1.09%	1.44%
Purchased credit-impaired loans
Valuation allowance	$1,836	n/a	n/a	$1,836
Carrying value gross of valuation allowance	23,404	n/a	n/a	23,404
Valuation allowance as a percentage of carrying value	7.84%	n/a	n/a	7.84%
Total
Allowance for loan and lease losses	$6,908	$4,417	$4,486	$15,811
Carrying value (3, 4)	326,635	185,684	388,679	900,998
Allowance as a percentage of carrying value (4)	2.11%	2.38%	1.15%	1.75%

	December 31, 2013
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,231	$579	$277	$2,087
Carrying value (3)	31,458	2,079	3,048	36,585
Allowance as a percentage of carrying value	3.91%	27.85%	9.09%	5.70%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$4,794	$4,326	$3,728	$12,848
Carrying value (3, 4)	285,015	185,969	385,357	856,341
Allowance as a percentage of carrying value (4)	1.68%	2.33%	0.97%	1.50%
Purchased credit-impaired loans
Valuation allowance	$2,493	n/a	n/a	$2,493
Carrying value gross of valuation allowance	25,265	n/a	n/a	25,265
Valuation allowance as a percentage of carrying value	9.87%	n/a	n/a	9.87%
Total
Allowance for loan and lease losses	$8,518	$4,905	$4,005	$17,428
Carrying value (3, 4)	341,738	188,048	388,405	918,191
Allowance as a percentage of carrying value (4)	2.49%	2.61%	1.03%	1.90%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $39 million and $36 million related to impaired U.S. small business commercial at June 30, 2014 and December 31, 2013.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $10.9 billion and $10.0 billion at June 30, 2014 and December 31, 2013.
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

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2014 and December 31, 2013, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at June 30, 2014 and December 31, 2013 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

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

Except as described below and in Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2014 or the year ended December 31, 2013 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2014 and 2013.

First-lien Mortgage Securitizations
	Three Months Ended June 30
	Residential Mortgage
	Agency		Non-agency - Subprime		Commercial Mortgage
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Cash proceeds from new securitizations (1)	$7,552	$15,363	$809	$—	$1,508	$208
Gain (loss) on securitizations (2)	(21)	27	—	—	24	—

	Six Months Ended June 30
	2014	2013	2014	2013	2014	2013
Cash proceeds from new securitizations (1)	$15,018	$27,376	$809	$—	$2,212	$208
Gain (loss) on securitizations (2)	(32)	56	—	—	51	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. The Corporation recognized $185 million and $383 million of gains, net of hedges, on loans securitized during the three and six months ended June 30, 2014 compared to $661 million and $1.3 billion for the same periods in 2013.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $354 million and $860 million in connection with first-lien mortgage securitizations for the three and six months ended June 30, 2014 compared to $1.5 billion and $2.5 billion for the same periods in 2013. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and six months ended June 30, 2014 and 2013, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $454 million and $948 million during the three and six months ended June 30, 2014 compared to $768 million and $1.7 billion for the same periods in 2013. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $10.9 billion and $14.1 billion at June 30, 2014 and December 31, 2013. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and six months ended June 30, 2014, $1.1 billion and $2.4 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications compared to $3.1 billion and $6.2 billion for the same periods in 2013. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2014 and December 31, 2013.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Unconsolidated VIEs
Maximum loss exposure (1)	$12,611	$21,140	$1,446	$1,527	$2,905	$591	$699	$437	$341	$432
On-balance sheet assets
Senior securities held (2):
Trading account assets	$512	$650	$4	$—	$29	$1	$52	$3	$53	$14
Debt securities carried at fair value	11,142	19,451	932	988	2,490	220	378	109	79	306
Held-to-maturity securities	932	1,012	—	—	—	—	—	—	65	—
Subordinate securities held (2):
Trading account assets	—	—	—	—	28	8	1	—	12	13
Debt securities carried at fair value	—	—	13	15	5	6	—	—	52	53
Residual interests held	—	—	27	13	—	—	—	—	53	16
All other assets (3)	25	27	56	71	1	1	268	325	—	—
Total retained positions	$12,611	$21,140	$1,032	$1,087	$2,553	$236	$699	$437	$314	$402
Principal balance outstanding (4)	$417,123	$437,765	$23,564	$25,104	$35,790	$36,854	$53,870	$56,454	$22,978	$19,730

Consolidated VIEs
Maximum loss exposure (1)	$39,795	$42,420	$77	$79	$181	$183	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$727	$1,640	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	38,427	40,316	138	140	796	803	—	—	—	—
Allowance for loan and lease losses	(2)	(3)	—	—	—	—	—	—	—	—
All other assets	649	474	1	—	10	7	—	—	—	—
Total assets	$39,801	$42,427	$139	$140	$806	$810	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$6	$7	$59	$61	$795	$803	$—	$—	$—	$—
All other liabilities	—	—	3	—	11	7	—	—	—	—
Total liabilities	$6	$7	$62	$61	$806	$810	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 17 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $999 million and $1.6 billion, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $999 million and $1.6 billion, representing the principal amount that would be payable to the securitization vehicles if the Corporation were to exercise the repurchase option, at June 30, 2014 and December 31, 2013.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and six months ended June 30, 2014 and 2013, and all of the home equity trusts have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at June 30, 2014 and December 31, 2013.

Home Equity Loan VIEs
	June 30, 2014			December 31, 2013
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$1,166	$5,560	$6,726	$1,269	$6,217	$7,486
On-balance sheet assets
Trading account assets	$—	$11	$11	$—	$12	$12
Debt securities carried at fair value	—	29	29	—	25	25
Loans and leases	1,210	—	1,210	1,329	—	1,329
Allowance for loan and lease losses	(73)	—	(73)	(80)	—	(80)
All other assets	29	—	29	20	—	20
Total	$1,166	$40	$1,206	$1,269	$37	$1,306
On-balance sheet liabilities
Long-term debt	$1,264	$—	$1,264	$1,450	$—	$1,450
All other liabilities	—	—	—	90	—	90
Total	$1,264	$—	$1,264	$1,540	$—	$1,540
Principal balance outstanding	$1,210	$7,095	$8,305	$1,329	$7,542	$8,871

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

The maximum loss exposure in the table above includes the Corporation's obligation to provide subordinated funding to certain consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At June 30, 2014 and December 31, 2013, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $6.8 billion and $7.6 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $61 million and $82 million at June 30, 2014 and December 31, 2013, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At both June 30, 2014 and December 31, 2013, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $12 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $8 million and $17 million of servicing fee income related to home equity loan securitizations during the three and six months ended June 30, 2014 compared to $13 million and $26 million for the same periods in 2013. The Corporation repurchased $107 million and $209 million of loans from home equity securitization trusts to perform modifications during the three and six months ended June 30, 2014 compared to $77 million and $116 million for the same periods in 2013.

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

The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at June 30, 2014 and December 31, 2013.

Credit Card VIEs
(Dollars in millions)	June 30 2014	December 31 2013
Consolidated VIEs
Maximum loss exposure	$46,699	$49,621
On-balance sheet assets
Derivative assets	$21	$182
Loans and leases (1)	57,297	61,241
Allowance for loan and lease losses	(2,246)	(2,585)
Loans held-for-sale	—	386
All other assets (2)	1,560	2,281
Total	$56,632	$61,505
On-balance sheet liabilities
Long-term debt	$9,896	$11,822
All other liabilities	37	62
Total	$9,933	$11,884

(1)	At June 30, 2014 and December 31, 2013, loans and leases included $39.4 billion and $41.2 billion of seller's interest and $5 million and $14 million of discount receivables.

(2)	At June 30, 2014 and December 31, 2013, all other assets included restricted cash and short-term investment accounts and unbilled accrued interest and fees.

During the three and six months ended June 30, 2014, $1.3 billion and $3.0 billion of new senior debt securities were issued to third-party investors from the credit card securitization trusts and none were issued during 2013.

The Corporation held subordinate securities with a notional principal amount of $7.6 billion and $7.9 billion at June 30, 2014 and December 31, 2013, and a stated interest rate of zero percent issued by certain credit card securitization trusts, including $202 million and $484 million issued during the three and six months ended June 30, 2014 and none issued during 2013. In addition, during 2010 and 2009, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as "discount receivables" such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller's interest to the investors' interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts at that time.

In addition to the amounts included in the table above, the Corporation held a senior interest in credit card receivables that had been transferred to an unconsolidated third-party sponsored securitization vehicle of $245 million and $272 million at June 30, 2014 and December 31, 2013, classified in loans and leases.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at June 30, 2014 and December 31, 2013.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Unconsolidated VIEs
Maximum loss exposure	$10,029	$11,913	$2,032	$2,192	$79	$81
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,272	$971	$8	$53	$4	$1
Debt securities carried at fair value	7,919	10,866	—	—	65	70
Held-to-maturity securities	746	—	—	—	—	—
Subordinate securities held (1, 2):
Trading account assets	15	—	—	—	—	—
Debt securities carried at fair value	73	71	—	—	—	—
Residual interests held (3)	4	5	—	—	—	—
All other assets	—	—	—	—	10	10
Total retained positions	$10,029	$11,913	$8	$53	$79	$81
Total assets of VIEs (4)	$30,846	$40,924	$3,371	$3,643	$1,504	$1,788

Consolidated VIEs
Maximum loss exposure	$827	$164	$2,210	$2,667	$124	$94
On-balance sheet assets
Trading account assets	$1,792	$319	$2,227	$2,684	$63	$—
Loans and leases	—	—	—	—	616	680
All other assets	—	—	—	—	59	61
Total assets	$1,792	$319	$2,227	$2,684	$738	$741
On-balance sheet liabilities
Short-term borrowings	$—	$—	$927	$1,073	$—	$—
Long-term debt	965	155	17	17	613	646
All other liabilities	—	—	—	—	1	1
Total liabilities	$965	$155	$944	$1,090	$614	$647

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $3.1 billion and $5.2 billion of securities during the three and six months ended June 30, 2014 compared to $4.7 billion and $11.5 billion for the same periods in 2013. Resecuritizations during the three months ended June 30, 2014 included $943 million of AFS securities, and gains on sale of $62 million were recorded. Other securities transferred into resecuritization vehicles during the three and six months ended June 30, 2014 and 2013 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.0 billion and $2.1 billion at June 30, 2014 and December 31, 2013. The weighted-average remaining life of bonds held in the trusts at June 30, 2014 was 7.5 years. There were no material write-downs or downgrades of assets or issuers during the three and six months ended June 30, 2014 and 2013.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At June 30, 2014 and December 31, 2013, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $2.2 billion and $2.5 billion, including trusts collateralized by automobile loans of $611 million and $877 million, student loans of $738 million and $741 million, and other loans of $893 million and $911 million.

Other Variable Interest Entities

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2014 and December 31, 2013.

Other VIEs
	June 30, 2014			December 31, 2013
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$7,965	$10,063	$18,028	$9,716	$12,523	$22,239
On-balance sheet assets
Trading account assets	$2,427	$480	$2,907	$3,769	$1,420	$5,189
Derivative assets	4	693	697	3	739	742
Debt securities carried at fair value	—	882	882	—	1,944	1,944
Loans and leases	4,315	295	4,610	4,609	270	4,879
Allowance for loan and lease losses	(5)	—	(5)	(6)	—	(6)
Loans held-for-sale	601	12	613	998	85	1,083
All other assets	1,638	5,888	7,526	1,734	6,167	7,901
Total	$8,980	$8,250	$17,230	$11,107	$10,625	$21,732
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$77	$—	$77
Long-term debt (1)	2,718	46	2,764	4,487	—	4,487
All other liabilities	41	2,260	2,301	93	2,538	2,631
Total	$2,759	$2,306	$5,065	$4,657	$2,538	$7,195
Total assets of VIEs	$8,980	$33,524	$42,504	$11,107	$38,505	$49,612

(1)
Includes $0, $963 million and $780 million of long-term debt at June 30, 2014 and $1.3 billion, $1.2 billion and $780 million of long-term debt at December 31, 2013 issued by consolidated CDO vehicles, customer vehicles and investment vehicles, respectively, which has recourse to the general credit of the Corporation.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $4.6 billion and $5.9 billion at June 30, 2014 and December 31, 2013, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $568 million and $748 million at June 30, 2014 and December 31, 2013, that are included in the table above.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated CDOs totaled $821 million and $2.1 billion at June 30, 2014 and December 31, 2013. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.

At June 30, 2014, the Corporation had $1.1 billion of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 10 – Commitments and Contingencies.

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2014 and December 31, 2013, the Corporation's consolidated investment vehicles had total assets of $1.1 billion and $1.2 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $4.2 billion and $5.5 billion at June 30, 2014 and December 31, 2013. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $3.2 billion and $4.2 billion at June 30, 2014 and December 31, 2013 comprised primarily of on-balance sheet assets less non-recourse liabilities.

The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $1.5 billion and $2.5 billion, including a funded balance of $882 million and $1.9 billion at June 30, 2014 and December 31, 2013, which were classified in other debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $3.4 billion and $3.8 billion at June 30, 2014 and December 31, 2013. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.6 billion and $5.8 billion at June 30, 2014 and December 31, 2013, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of financial assets to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2014 and December 31, 2013, the Corporation's maximum loss exposure under these financing arrangements was $89 million and $1.1 billion, substantially all of which is classified in loans and leases. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

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

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor, where the contract so provides. In the case of private-label securitizations, the applicable agreements may permit investors, which may include the GSEs, with sufficient holdings to direct or influence action by the securitization trustee. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer or other financial guarantor (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved promptly. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan's performance.

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

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, including various settlements with the GSEs, including settlement amounts which have been significant, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. The following provides a summary of certain large bulk settlement actions. For a discussion of the larger settlement actions prior to 2014, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

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

On January 31, 2014, the court issued a decision, order and judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee's conduct only with respect to the Trustee's consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. On February 21, 2014, final judgment was entered and the Trustee filed a notice of appeal regarding the court's ruling on loan modification claims in the settlement. Certain objectors to the settlement have filed cross-appeals appealing the court's approval of the settlement. Pursuant to the Corporation's settlement with AIG on July 15, 2014, AIG withdrew its objection to the BNY Mellon Settlement, including its participation in all pending appeals and cross-appeals. Under the current schedule, all appeals will be fully briefed by September 22, 2014. The court's January 31, 2014 decision, order and judgment remain subject to these appeals, as well as a motion to reargue to be heard on September 24, 2014, and it is not possible at this time to predict when the court approval process will be completed.

If final court approval is not obtained by December 31, 2015, the Corporation and Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if Covered Trusts holding loans with an unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, the Corporation and Countrywide have the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement. If final court approval is not obtained or if the Corporation and Countrywide withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation's future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals described under Private-label Securitizations and Whole-loan Sales Experience in this Note.

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

FGIC Settlement

On April 7, 2014, the Corporation entered into a settlement with Financial Guaranty Insurance Company (FGIC) for certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance. In addition, on April 11, 2014, separate settlements were entered into with BNY Mellon as trustee with respect to seven of those trusts; settlements on two additional trusts with BNY Mellon as trustee were entered into on May 15, 2014 and May 28, 2014. The agreements resolve all outstanding litigation between FGIC and the Corporation, as well as outstanding and potential claims by FGIC and the trustee related to alleged representations and warranties breaches and other claims involving certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance.

The Corporation made payments totaling $950 million under the FGIC and trust settlements. The total costs of the FGIC and trust settlements were covered by previously established reserves. For additional information, including a description of the settlements, see Note 10 – Commitments and Contingencies.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased or the claim is rescinded by the counterparty. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution.

The table below presents unresolved repurchase claims at June 30, 2014 and December 31, 2013. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 10 – Commitments and Contingencies.

Unresolved Repurchase Claims by Counterparty and Product Type (1)
(Dollars in millions)	June 30 2014	December 31 2013
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3)	$20,551	$17,953
Monolines (4)	1,085	1,532
GSEs	76	170
Total unresolved repurchase claims by counterparty (3)	$21,712	$19,655
By product type
Prime loans	$522	$623
Alt-A	2,292	2,259
Home equity	1,472	1,905
Pay option	5,734	5,780
Subprime	11,632	8,928
Other	60	160
Total unresolved repurchase claims by product type (3)	$21,712	$19,655

(1)
At June 30, 2014 and December 31, 2013, unresolved repurchase claims did not include repurchase demands of $1.2 billion where the Corporation believes that these demands are procedurally or substantively invalid as noted on page 199.

(2)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(3)
Includes $13.7 billion and $13.8 billion of claims based on individual file reviews and $6.8 billion and $4.1 billion of claims submitted without individual file reviews at June 30, 2014 and December 31, 2013.

(4)	At June 30, 2014, substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer.

During the three months ended June 30, 2014, the Corporation received $2.4 billion in new repurchase claims, including $1.9 billion of claims submitted without individual loan file reviews and $258 million of claims based on individual loan file reviews submitted by private-label securitization trustees, $88 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs and $168 million submitted by whole-loan investors. During the three months ended June 30, 2014, $964 million in claims were resolved. Of the claims resolved, $469 million were resolved through settlements, including $450 million related to the FGIC Settlement, $255 million were resolved through rescissions and $240 million were resolved through mortgage repurchases and make-whole payments with private-label securitization trustees, whole-loan investors and the GSEs.

During the six months ended June 30, 2014, the Corporation received $3.7 billion in new repurchase claims, including $2.8 billion of claims submitted without an individual loan file review and $449 million of claims based on individual loan file reviews submitted by private-label securitization trustees and a financial guarantee provider, $241 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs and $198 million submitted by whole-loan investors. During the six months ended June 30, 2014, $1.7 billion in claims were resolved. Of the claims resolved, $856 million were resolved through settlement, including $450 million related to the FGIC Settlement and $387 million related to the FHFA Settlement, $417 million were resolved through rescissions and $417 million were resolved through mortgage repurchases and make-whole payments with private-label securitization trustees, whole-loan investors and the GSEs.

The increase in the notional amount of unresolved repurchase claims during the three and six months ended June 30, 2014 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to support a claim. The Corporation expects unresolved repurchase claims related to private-label securitizations to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement. For further discussion of the Corporation's experience with whole loans and private-label securitizations, see Private-label Securitizations and Whole-loan Sales Experience in this Note.

In addition to, and not included in, the total unresolved repurchase claims of $21.7 billion at June 30, 2014, are repurchase demands the Corporation has received from private-label securitization investors and a master servicer where it believes that these demands are procedurally or substantively invalid. The total amount outstanding of such demands was $1.2 billion at both June 30, 2014 and December 31, 2013, comprised of $931 million of demands received during 2012 and $272 million of demands related to trusts covered by the BNY Mellon Settlement. The Corporation does not believe that the $1.2 billion of demands outstanding at June 30, 2014 are valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

The notional amount of unresolved monoline repurchase claims totaled $1.1 billion and $1.5 billion at June 30, 2014 and December 31, 2013. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. For further discussion of the Corporation's practices regarding litigation accruals and estimated range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note and Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies.

The notional amount of unresolved GSE repurchase claims totaled $76 million at June 30, 2014 compared to $170 million at December 31, 2013. As of December 31, 2013, the Corporation has resolved substantially all GSE-related claims due primarily to the settlements with FHLMC and FNMA. For further discussion of the Corporation's experience with the GSEs, see Government-sponsored Enterprises Experience in this Note.

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

The Corporation's estimated liability at June 30, 2014 for obligations under representations and warranties given to the GSEs and the corresponding estimated range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors.

The Corporation's estimate of the non-GSE representations and warranties liability and the corresponding estimated range of possible loss at June 30, 2014 considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claim activity, its experience with various counterparties, recent court decisions related to the statute of limitations as summarized below and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

An additional factor that impacts the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures is the requirement to meet certain presentation thresholds in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement and subsequent activity with certain counterparties, the estimated range of possible loss assumes that the presentation threshold can be met for a significant amount of the non-GSE securitization transactions. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, other claimants have come forward and the Corporation believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. See Estimated Range of Possible Loss in this Note for additional discussion of the representations and warranties liability and the corresponding estimated range of possible loss.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Liability for representations and warranties and corporate guarantees, beginning of period	$13,411	$14,076	$13,282	$19,021
Additions for new sales	2	12	5	22
Net reductions	(1,416)	(265)	(1,468)	(5,470)
Provision	87	197	265	447
Liability for representations and warranties and corporate guarantees, June 30	$12,084	$14,020	$12,084	$14,020

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of June 30, 2014. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. Although the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has had little to no claim activity or where the applicable statute of limitations has expired, these exposures are included in the estimated range of possible loss.

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

A December 2013 decision by the New York intermediate appellate court held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made (i.e., the date the transaction closed and not when the repurchase demand was denied). That decision has been applied by the state and federal courts in several RMBS lawsuits not involving the Corporation, resulting in the dismissal as untimely of claims involving representations and warranties made more than six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, which has taken the case for review, this decision would apply to claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits the Corporation has received or may receive involve representations and warranties claims where the statute of limitations has expired under this ruling and has not been tolled by agreement, and which the Corporation therefore believes would be untimely. The Corporation believes this ruling may have had an influence on recent activity in requests for tolling agreements and the pace of lawsuits filed by private-label securitization trustees prior to the expiration of the statute of limitations. In addition, it is possible that in response to the statute of limitations rulings, parties seeking to pursue representations and warranties claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor and/or issuer has run, may pursue alternate legal theories of recovery and/or assert claims against other contractual parties. For example, on June 18, 2014, a group of institutional investors filed six lawsuits against six trustees covering more than 2,200 RMBS trusts alleging failure to pursue representations and warranties claims and servicer defaults based upon alleged contractual, statutory and tort theories of liability. The Corporation and its affiliates have not been named as parties to these lawsuits. The impact on the Corporation, if any, of such alternative legal theories or assertions is unclear.

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

The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation's denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. As of June 30, 2014, 16 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 47 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

At June 30, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $20.5 billion. The Corporation has performed an initial review with respect to substantially all of these claims and does not believe a valid basis for repurchase has been established by the claimant.

Monoline Insurers Experience

The Corporation has had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to settlements and ongoing litigation with a single monoline insurer. For more information related to the monolines, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

The FGIC Settlement resolved outstanding and potential claims between the parties to the settlement involving certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance, including $450 million of monoline repurchase claims outstanding at March 31, 2014.

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

At June 30, 2014 and December 31, 2013, the Corporation had approximately 91,000 and 101,000 open MI rescission notices. The decline was primarily due to settlements with MI companies. Open MI rescission notices at June 30, 2014 included 30,000 pertaining principally to first-lien mortgages serviced for others, 8,000 pertaining to loans held for investment and 53,000 pertaining to ongoing litigation for second-lien mortgages. Approximately 20,000 of the open MI rescission notices pertaining to first-lien mortgages serviced for others are related to loans sold to the GSEs. As of June 30, 2014, 49 percent of the MI rescission notices received have been resolved. Of those resolved, 12 percent were resolved through the Corporation's acceptance of the MI rescission, 52 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 36 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of June 30, 2014, 51 percent of the MI rescission notices the Corporation has received have not yet been resolved. Of those not yet resolved, 58 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation's legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. The Corporation is in the process of reviewing five percent of the remaining open MI rescission notices, and it has reviewed and is contesting the MI rescission with respect to 95 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 29 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.

On July 15, 2014, certain of the Corporation's subsidiaries entered into a settlement agreement to resolve all outstanding MI disputes brought by the Corporation against three United Guaranty entities. This settlement will resolve all of the Corporation's pending MI litigation with the United Guaranty entities regarding legacy first- and second-lien mortgages originated or acquired by certain of the Corporation's subsidiaries prior to 2009. In addition, the settlement will resolve 14,000 rescission notices open as of June 30, 2014. The settlement with the United Guaranty entities with respect to policies related to first-lien mortgages is subject to the consent of the GSEs; and the inclusion of loans other than GSE-insured loans is subject to obtaining any other necessary consents.

Estimated Range of Possible Loss

The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at June 30, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

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

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation's assumptions in predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with the Corporation's interpretation that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact the Corporation's provision and/or the estimated range of possible loss. Additionally, if court rulings, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

Cash Payments

The Loan Repurchases and Indemnification Payments table presents first-lien and home equity loan repurchases and indemnification payments for the three and six months ended June 30, 2014 and 2013. During the three and six months ended June 30, 2014, the Corporation paid $146 million and $236 million to resolve $203 million and $361 million of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $103 million and $154 million. During the three and six months ended June 30, 2013, the Corporation paid $250 million and $758 million to resolve $284 million and $848 million of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $171 million and $298 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase loans or make indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase loans or make indemnification payments for home equity loans primarily involved the monoline insurers. The amounts in the table exclude payments made in connection with the FHFA Settlement, where the Corporation paid FNMA and FHLMC, collectively, $9.5 billion and received from them RMBS with a fair market value of approximately $3.2 billion, for a net cost of $6.3 billion. The amounts in the table also exclude a cash payment of $3.6 billion made in 2013 to FNMA and the repurchase for $6.6 billion of certain residential mortgage loans which the Corporation valued at less than the purchase price, both of which were part of the settlement with FNMA. Additionally, the amounts shown in the Loan Repurchases and Indemnification Payments table exclude $976 million and $1.7 billion paid in monoline settlements during the six months ended June 30, 2014 and 2013, including payments made directly to securitization trusts.

Loan Repurchases and Indemnification Payments
	Three Months Ended June 30
	2014			2013
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$58	$63	$20	$112	$120	$41
Indemnification payments	142	80	80	156	114	114
Total first-lien	200	143	100	268	234	155
Home equity, indemnification payments	3	3	3	16	16	16
Total first-lien and home equity	$203	$146	$103	$284	$250	$171

	Six Months Ended June 30
	2014			2013
First-lien
Repurchases	$104	$114	$32	$533	$557	$97
Indemnification payments	243	108	108	291	176	176
Total first-lien	347	222	140	824	733	273
Home equity, indemnification payments	14	14	14	24	25	25
Total first-lien and home equity	$361	$236	$154	$848	$758	$298

NOTE 8 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at June 30, 2014 and December 31, 2013. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	June 30 2014	December 31 2013
Consumer & Business Banking	$31,681	$31,681
Global Wealth & Investment Management	9,698	9,698
Global Banking	22,377	22,377
Global Markets	5,197	5,197
All Other	857	891
Total goodwill	$69,810	$69,844

For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. During the latest annual planning process, the Corporation made refinements to the amount of capital allocated to each of its businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, the Corporation adjusted the amount of capital being allocated to its business segments. This change resulted in a reduction of the unallocated capital, which is reflected in All Other, and an aggregate increase to the amount of capital being allocated to the business segments. Prior periods were not restated.

There was no goodwill in Consumer Real Estate Services at June 30, 2014 and December 31, 2013.

Intangible Assets

The table below presents the gross carrying value and accumulated amortization for intangible assets at June 30, 2014 and December 31, 2013.

Intangible Assets (1, 2)
	June 30, 2014			December 31, 2013
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,599	$4,445	$1,154	$6,160	$4,849	$1,311
Core deposit intangibles	1,779	1,314	465	3,592	3,055	537
Customer relationships	4,025	2,468	1,557	4,025	2,281	1,744
Affinity relationships	1,581	1,249	332	1,575	1,197	378
Other intangibles	2,045	454	1,591	2,045	441	1,604
Total intangible assets	$15,029	$9,930	$5,099	$17,397	$11,823	$5,574

(1)	Excludes fully amortized intangible assets.

(2)	At June 30, 2014 and December 31, 2013, none of the intangible assets were impaired.

The table below presents intangible asset amortization expense for the three and six months ended June 30, 2014 and 2013.

Amortization Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Purchased credit card and Affinity relationships	$102	$118	$207	$237
Core deposit intangibles	36	50	72	125
Customer relationships	91	95	182	165
Other intangibles	6	11	13	23
Total amortization expense	$235	$274	$474	$550

The table below presents estimated future intangible asset amortization expense at June 30, 2014.

Estimated Future Amortization Expense
(Dollars in millions)	Remainder of 2014	2015	2016	2017	2018	2019
Purchased credit card and Affinity relationships	$208	$358	$299	$239	$180	$121
Core deposit intangibles	68	122	105	91	80	7
Customer relationships	174	340	325	310	302	286
Other intangibles	12	16	9	6	3	1
Total estimated future amortization expense	$462	$836	$738	$646	$565	$415

NOTE 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	Three Months Ended June 30				Six Months Ended June 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Average during period
Federal funds sold	$6	$13	0.90%	0.65%	$4	$8	0.85%	0.64%
Securities borrowed or purchased under agreements to resell	235,387	233,381	0.51	0.55	224,008	235,409	0.51	0.54
Total	$235,393	$233,394	0.51	0.55	$224,012	$235,417	0.51	0.54

Federal funds purchased	$166	$188	0.05%	0.09%	$170	$191	0.04%	0.07%
Securities loaned or sold under agreements to repurchase	222,358	270,602	1.10	0.85	213,544	285,590	1.07	0.78
Short-term borrowings	48,723	47,238	1.26	1.98	48,447	42,001	1.01	2.15
Total	$271,247	$318,028	1.13	1.02	$262,161	$327,782	1.06	0.96

Maximum month-end balance during period
Federal funds sold	$12	$5			$12	$5
Securities borrowed or purchased under agreements to resell	240,110	240,881			240,110	249,791

Federal funds purchased	$170	$195			$213	$195
Securities loaned or sold under agreements to repurchase	239,984	290,699			239,984	319,608
Short-term borrowings	50,071	46,470			51,409	46,470

	June 30, 2014				December 31, 2013
	Amount	Rate			Amount	Rate
Period-end
Securities borrowed or purchased under agreements to resell	$229,449	0.32%			$190,328	0.60%
Total	$229,449	0.32			$190,328	0.60

Federal funds purchased	$122	0.03%			$186	—%
Securities loaned or sold under agreements to repurchase	217,707	0.85			197,920	0.92
Short-term borrowings	45,873	1.08			45,999	1.55
Total	$263,702	0.89			$244,105	1.03

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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2014 and December 31, 2013. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

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

Securities Financing Agreements
	June 30, 2014
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell	$333,523	$(104,074)	$229,449	$(173,314)	$56,135

Securities loaned or sold under agreements to repurchase	$321,781	$(104,074)	$217,707	$(166,331)	$51,376
Other	11,348	—	11,348	(11,348)	—
Total	$333,129	$(104,074)	$229,055	$(177,679)	$51,376

	December 31, 2013
Securities borrowed or purchased under agreements to resell	$272,296	$(81,968)	$190,328	$(157,132)	$33,196

Securities loaned or sold under agreements to repurchase	$279,888	$(81,968)	$197,920	$(160,111)	$37,809
Other	10,871	—	10,871	(10,871)	—
Total	$290,759	$(81,968)	$208,791	$(170,982)	$37,809

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $17.8 billion and $21.9 billion at June 30, 2014 and December 31, 2013. At June 30, 2014, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $521 million, including deferred revenue of $18 million and a reserve for unfunded lending commitments of $503 million. At December 31, 2013, the comparable amounts were $503 million, $19 million and $484 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $10.1 billion and $13.0 billion at June 30, 2014 and December 31, 2013 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $330 million and $354 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments
	June 30, 2014
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$75,710	$111,200	$132,908	$19,534	$339,352
Home equity lines of credit	5,674	18,437	17,012	13,856	54,979
Standby letters of credit and financial guarantees (1)	21,030	8,439	4,165	1,939	35,573
Letters of credit	2,537	249	63	31	2,880
Legally binding commitments	104,951	138,325	154,148	35,360	432,784
Credit card lines (2)	370,401	—	—	—	370,401
Total credit extension commitments	$475,352	$138,325	$154,148	$35,360	$803,185

	December 31, 2013
Notional amount of credit extension commitments
Loan commitments	$80,799	$105,175	$133,290	$21,864	$341,128
Home equity lines of credit	4,580	16,855	21,074	14,301	56,810
Standby letters of credit and financial guarantees (1)	21,994	8,843	2,876	3,967	37,680
Letters of credit	1,263	899	4	403	2,569
Legally binding commitments	108,636	131,772	157,244	40,535	438,187
Credit card lines (2)	377,846	—	—	—	377,846
Total credit extension commitments	$486,482	$131,772	$157,244	$40,535	$816,033

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.2 billion and $9.0 billion at June 30, 2014, and $27.6 billion and $9.6 billion at December 31, 2013. Amounts include consumer SBLCs of $411 million and $453 million at June 30, 2014 and December 31, 2013.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At June 30, 2014 and December 31, 2013, the Corporation had unfunded equity investment commitments of $92 million and $195 million.

At June 30, 2014 and December 31, 2013, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $3.2 billion and $1.5 billion, which upon settlement will be included in loans or LHFS.

At June 30, 2014 and December 31, 2013, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $105.3 billion and $75.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $72.8 billion and $38.3 billion. These commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.4 billion, $2.5 billion, $2.2 billion, $1.8 billion and $1.4 billion for the remainder of 2014 and the years through 2018, respectively, and $5.9 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2014 and December 31, 2013, the notional amount of these guarantees totaled $13.5 billion and $13.4 billion and the Corporation's maximum exposure related to these guarantees totaled $3.1 billion and $3.0 billion with estimated maturity dates between 2030 and 2045. The net fair value including the fee receivable associated with these guarantees was $32 million and $39 million at June 30, 2014 and December 31, 2013, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to make qualified withdrawals after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the investment manager will either terminate the contract or convert the portfolio into a high-quality fixed-income portfolio, typically all government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with significant structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2014 and December 31, 2013, the notional amount of these guarantees totaled $2.0 billion and $4.6 billion with estimated maturity dates up to 2018 if the exit option is exercised on all deals. The decline in notional amount during the six months ended June 30, 2014 was primarily the result of plan sponsors terminating contracts pursuant to exit options. As of June 30, 2014, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and six months ended June 30, 2014, the sponsored entities processed and settled $164.3 billion and $313.7 billion of transactions and recorded losses of $4 million and $8 million. For the three and six months ended June 30, 2013, the sponsored entities processed and settled $157.9 billion and $306.2 billion of transactions and recorded losses of $4 million and $8 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At June 30, 2014 and December 31, 2013, the sponsored merchant processing servicers held as collateral $116 million and $203 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2014 and December 31, 2013, the maximum potential exposure for sponsored transactions totaled $253.0 billion and $258.5 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $656 million and $1.8 billion with commercial banks at June 30, 2014 and December 31, 2013, and $1.1 billion and $1.3 billion with VIEs at June 30, 2014 and December 31, 2013. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.5 billion and $6.9 billion at June 30, 2014 and December 31, 2013. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority, which has subsequently been replaced by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $242 million and $381 million at June 30, 2014 and December 31, 2013. The Corporation recorded $43 million and $184 million of expense for the three and six months ended June 30, 2014 compared to $29 million for both the same periods in 2013. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K and in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the prior commitments and contingencies disclosure).

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $4.0 billion and $10.0 billion was recognized for the three and six months ended June 30, 2014 compared to $471 million and $2.7 billion for the same periods in 2013.

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

Bond Insurance Litigation

FGIC

On May 15, 2014 and May 28, 2014, following the receipt of the requisite investor approvals, the Corporation entered into two remaining trust settlements with BNY Mellon.

Interchange and Related Litigation

On July 18, 2014, the U.S. District Court for the Eastern District of New York, the court in which all but one of the opt-out suits have been consolidated, denied defendants’ motion to dismiss the opt-out complaints, including the complaint in the consolidated proceedings naming the Corporation as a defendant.

LIBOR, Other Reference Rate and Foreign Exchange (FX) Inquiries and Litigation

On June 23, 2014, the U.S. District Court for the Southern District of New York resolved various outstanding motions to dismiss and motions for reconsideration related to the LIBOR matters. As to the Corporation and BANA, the court further limited manipulation claims under the Commodities Exchange Act based on the statute of limitations, dismissed manipulation claims based on alleged trader conduct, and dismissed certain common law claims brought by plaintiffs who alleged no direct dealings with the Corporation or BANA. The court’s rulings will be applicable to later filed actions to the extent they assert similar claims.

BANA (Singapore Branch) has completed the actions required by the previously disclosed Monetary Authority of Singapore (MAS) review, including completing the enhancements to its submission practices with the MAS. For more information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Mortgage-backed Securities Litigation and Other Government Mortgage Origination Investigations

AIG Litigation

On July 15, 2014, the Corporation and certain of its subsidiaries entered into a settlement agreement with AIG to resolve all RMBS claims asserted in American International Group, Inc., et al. v. Bank of America Corp., et al., the action pending in the U.S. District Court for the Southern District of New York, as well as the Countrywide MBS claims pending in a related proceeding in the U.S. District Court for the Central District of California. The settlement provides for dismissal with prejudice of both actions and the release by AIG of the Corporation and its affiliates from the claims asserted therein. The settlement also provides for the withdrawal by AIG of its objection in the BNY Mellon Settlement court approval proceeding, including its participation in all pending appeals. The Corporation paid AIG $650 million in this settlement. The settlement amount was fully accrued as of June 30, 2014. For more information regarding the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees.

Civil RMBS Matters Filed by the DOJ and the SEC

On August 6, 2013, the U.S. Department of Justice (DOJ) and the SEC filed separate civil actions in the U.S. District Court for the Western District of North Carolina against Merrill Lynch, Pierce, Fenner & Smith, BANA and Banc of America Mortgage Securities, Inc. (and, in the DOJ case, the Corporation). Both cases allege generally that the offering materials for a single 2008 RMBS offering contained material misstatements and omissions regarding, inter alia, the concentration of loans originated in the wholesale loan channel. The DOJ case asserts violations of FIRREA and the SEC case asserts claims under Sections 17(a)(2) and (3) and Section 5(b)(1) of the Securities Act of 1933. The complaints demand unspecified damages and other relief. Defendants moved to dismiss both complaints on November 8, 2013.

On June 19, 2014, the court granted the DOJ leave to amend, which it held rendered the motion to dismiss moot as a matter of law. On the same date, the court denied defendants' motion to dismiss the SEC complaint.

Prudential Insurance Litigation

On April 17, 2014, the court granted in part and denied in part defendants' motion to dismiss the complaint.

Regulatory and Governmental Investigations

The Corporation is subject to inquiries and investigations, and may be subject to litigation, penalties and fines by the DOJ, state Attorneys General and other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (collectively, the Governmental Authorities) regarding the Corporation's RMBS and other mortgage-related matters. The Corporation is also a party to civil litigation proceedings brought by the DOJ and certain other Governmental Authorities regarding the Corporation's RMBS. The Corporation continues to cooperate with and has had discussions about a potential resolution of these matters with certain Governmental Authorities. There can be no assurances that these discussions will lead to a resolution of any or all of these matters and additional litigation may be filed by the DOJ or certain other Governmental Authorities regarding the Corporation’s RMBS. For more information, see Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

Mortgage Repurchase Litigation

U.S. Bank Litigation

On March 31, 2014 and May 27, 2014, plaintiff filed notices of appeal from the court's February 13, 2014 order.

Ocala Litigation

FDIC Action

On June 10, 2014, the Federal Deposit Insurance Corporation (FDIC) published a Notice of Withdrawal of the No Value Determination in the Federal Register. On June 20, 2014, the U.S. District Court for the District of Columbia vacated its August 26, 2013 order granting the FDIC's motion to dismiss BANA's claims against the FDIC in its capacity as receiver for Colonial Bank.

Policemen's Annuity Litigation

On June 5, 2014, the parties informed the court that they have reached an agreement in principle to settle the case for an amount not material to the Corporation's results of operations, subject to approval of plaintiffs' boards and the court.

NOTE 11 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock in 2014 and through July 29, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 18, 2014	June 24, 2014	June 30, 2014	$0.01
February 11, 2014	March 7, 2014	March 28, 2014	0.01

During the three months ended June 30, 2014, prior to the suspension of the 2014 common stock repurchase program, the Corporation repurchased and retired 14.4 million shares of common stock, which reduced shareholders' equity by $233 million. During the three months ended March 31, 2014, under the 2013 common stock repurchase program, the Corporation repurchased and retired 86.7 million shares of common stock, which reduced shareholders' equity by $1.4 billion.

During the six months ended June 30, 2014, in connection with employee stock plans, the Corporation issued approximately 41 million shares and repurchased approximately 16 million shares of its common stock to satisfy tax withholding obligations. At June 30, 2014, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock

During the three months ended March 31, 2014 and June 30, 2014, the cash dividends declared on preferred stock were $238 million and $256 million, or a total of $494 million for the six months ended June 30, 2014.

During the three months ended June 30, 2014, the Corporation issued 60,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series V for $1.5 billion. The Series V Preferred Stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends. Dividends are paid semi-annually commencing on December 17, 2014 through June 17, 2019 and thereafter are paid quarterly.

At the Corporation's annual meeting of stockholders on May 7, 2014, the stockholders approved an amendment to the Corporation's 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock) such that it qualifies as Tier 1 capital, and the amendment became effective during the three months ended June 30, 2014. The more significant changes to the terms of the Series T Preferred Stock in the amendment were: (1) dividends are no longer cumulative; (2) the dividend rate is fixed at 6%; and (3) the Corporation may redeem the Series T Preferred Stock only after the fifth anniversary of the effective date of the amendment.

Restricted Stock Units

During the six months ended June 30, 2014, the Corporation granted 133 million restricted stock unit (RSU) awards to certain employees under the Key Associate Stock Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2014 and 2013.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2012	$4,443	$462	$(2,869)	$(4,456)	$(377)	$(2,797)
Net change	(5,088)	(51)	185	133	(91)	(4,912)
Balance, June 30, 2013	$(645)	$411	$(2,684)	$(4,323)	$(468)	$(7,709)

Balance, December 31, 2013	$(3,257)	$(4)	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	3,612	(18)	215	56	(119)	3,746
Balance, June 30, 2014	$355	$(22)	$(2,062)	$(2,351)	$(631)	$(4,711)

(1)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the six months ended June 30, 2014 and 2013.

Changes in OCI Components Before- and After-tax
	Six Months Ended June 30
	2014			2013
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net increase (decrease) in fair value	$6,497	$(2,421)	$4,076	$(7,565)	$2,799	$(4,766)
Net realized gains reclassified into earnings	(748)	284	(464)	(512)	190	(322)
Net change	5,749	(2,137)	3,612	(8,077)	2,989	(5,088)
Available-for-sale marketable equity securities:
Net decrease in fair value	(29)	11	(18)	(83)	33	(50)
Net realized gains reclassified into earnings	—	—	—	(1)	—	(1)
Net change	(29)	11	(18)	(84)	33	(51)
Derivatives:
Net increase (decrease) in fair value	(19)	25	6	(125)	45	(80)
Net realized losses reclassified into earnings	335	(126)	209	421	(156)	265
Net change	316	(101)	215	296	(111)	185
Employee benefit plans:
Net realized losses reclassified into earnings	25	(10)	15	146	(45)	101
Settlements, curtailments and other	—	41	41	42	(10)	32
Net change	25	31	56	188	(55)	133
Foreign currency:
Net decrease in fair value	(368)	250	(118)	711	(801)	(90)
Net realized gains (losses) reclassified into earnings	(2)	1	(1)	32	(33)	(1)
Net change	(370)	251	(119)	743	(834)	(91)
Total other comprehensive income (loss)	$5,691	$(1,945)	$3,746	$(6,934)	$2,022	$(4,912)

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the six months ended June 30, 2014 and 2013. Amounts reclassified out of AFS marketable equity securities were immaterial for both the six months ended June 30, 2014 and 2013.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Six Months Ended June 30
Accumulated OCI Components	Income Statement Line Item Impacted	2014	2013
Available-for-sale debt securities:
	Gains on sales of debt securities	$759	$525
	Other loss	(11)	(13)
	Income before income taxes	748	512
	Income tax expense	284	190
	Reclassification to net income	464	322
Derivatives:
Interest rate contracts	Net interest income	(560)	(547)
Commodity contracts	Trading account profits	—	(1)
Interest rate contracts	Other income	—	18
Equity compensation contracts	Personnel	225	109
	Loss before income taxes	(335)	(421)
	Income tax benefit	(126)	(156)
	Reclassification to net income	(209)	(265)
Employee benefit plans:
Prior service cost and net actuarial losses	Personnel	(25)	(146)
	Loss before income taxes	(25)	(146)
	Income tax benefit	(10)	(45)
	Reclassification to net income	(15)	(101)
Foreign currency:
Insignificant items	Other income (loss)	2	(32)
	Income (loss) before income taxes	2	(32)
	Income tax expense (benefit)	1	(33)
	Reclassification to net income	1	1
Total reclassification adjustments		$241	$(43)

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2014 and 2013 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2014	2013	2014	2013
Earnings per common share
Net income	$2,291	$4,012	$2,015	$5,495
Preferred stock dividends	(256)	(441)	(494)	(814)
Net income applicable to common shareholders	$2,035	$3,571	$1,521	$4,681
Dividends and undistributed earnings allocated to participating securities	—	(1)	—	(1)
Net income allocated to common shareholders	$2,035	$3,570	$1,521	$4,680
Average common shares issued and outstanding	10,519,359	10,775,867	10,539,769	10,787,357
Earnings per common share	$0.19	$0.33	$0.14	$0.43

Diluted earnings per common share
Net income applicable to common shareholders	$2,035	$3,571	$1,521	$4,681
Add preferred stock dividends due to assumed conversions	75	75	—	150
Dividends and undistributed earnings allocated to participating securities	—	(1)	—	(1)
Net income allocated to common shareholders	$2,110	$3,645	$1,521	$4,830
Average common shares issued and outstanding	10,519,359	10,775,867	10,539,769	10,787,357
Dilutive potential common shares (1)	745,764	748,643	59,872	762,336
Total diluted average common shares issued and outstanding	11,265,123	11,524,510	10,599,641	11,549,693
Diluted earnings per common share	$0.19	$0.32	$0.14	$0.42

(1)	Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three months ended June 30, 2014, the 700 million average dilutive potential common shares associated with the Series T Preferred Stock were included in the diluted share count under the "if-converted" method. For the six months ended June 30, 2014, the 700 million average dilutive potential common shares were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For both the three and six months ended June 30, 2013, the 700 million average dilutive potential common shares were included in the diluted share count under the "if-converted" method.

For both the three and six months ended June 30, 2014 and 2013, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three and six months ended June 30, 2014, average options to purchase 89 million and 95 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 124 million and 129 million for the same periods in 2013. For the three and six months ended June 30, 2014, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method and average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation using the treasury stock method. For the three and six months ended June 30, 2013, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method.

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

During the six months ended June 30, 2014, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Loans Held-for-sale

The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation's current origination rates for similar loans adjusted to reflect the inherent credit risk. The borrower-specific credit risk is embedded within the quoted market prices or is implied by considering loan performance when selecting comparables.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at June 30, 2014 and December 31, 2013, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$67,317	$—	$—	$67,317
Trading account assets:
U.S. government and agency securities (3)	30,412	19,150	—	—	49,562
Corporate securities, trading loans and other	1,161	34,753	2,772	—	38,686
Equity securities	30,843	23,437	356	—	54,636
Non-U.S. sovereign debt	26,660	13,442	640	—	40,742
Mortgage trading loans and ABS	—	9,015	4,311	—	13,326
Total trading account assets	89,076	99,797	8,079	—	196,952
Derivative assets (4)	2,225	796,924	7,136	(758,393)	47,892
AFS debt securities:
U.S. Treasury and agency securities	36,485	2,218	—	—	38,703
Mortgage-backed securities:
Agency	—	161,543	—	—	161,543
Agency-collateralized mortgage obligations	—	12,441	—	—	12,441
Non-agency residential	—	5,006	—	—	5,006
Commercial	—	2,278	—	—	2,278
Non-U.S. securities	3,791	3,278	—	—	7,069
Corporate/Agency bonds	—	828	—	—	828
Other taxable securities	20	10,329	3,266	—	13,615
Tax-exempt securities	—	8,054	735	—	8,789
Total AFS debt securities	40,296	205,975	4,001	—	250,272
Other debt securities carried at fair value:
U.S. Treasury and agency securities	4,242	—	—	—	4,242
Mortgage-backed securities:
Agency	—	16,448	—	—	16,448
Non-agency residential	—	3,401	—	—	3,401
Commercial	—	793	—	—	793
Non-U.S. securities	15,913	1,482	—	—	17,395
Other taxable securities	—	310	—	—	310
Total other debt securities carried at fair value	20,155	22,434	—	—	42,589
Loans and leases	—	7,883	3,018	—	10,901
Mortgage servicing rights	—	—	4,368	—	4,368
Loans held-for-sale	—	5,152	110	—	5,262
Other assets	15,332	1,642	972	—	17,946
Total assets	$167,084	$1,207,124	$27,684	$(758,393)	$643,499
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,559	$—	$—	$1,559
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,965	—	—	35,965
Trading account liabilities:
U.S. government and agency securities	20,699	380	—	—	21,079
Equity securities	31,112	2,754	—	—	33,866
Non-U.S. sovereign debt	20,841	3,081	—	—	23,922
Corporate securities and other	901	8,537	27	—	9,465
Mortgage trading loans and ABS	—	10	—	—	10
Total trading account liabilities	73,553	14,762	27	—	88,342
Derivative liabilities (4)	1,719	783,721	7,932	(754,725)	38,647
Short-term borrowings	—	2,350	—	—	2,350
Accrued expenses and other liabilities	10,605	1,072	8	—	11,685
Long-term debt	—	40,127	2,416	—	42,543
Total liabilities	$85,877	$879,556	$10,383	$(754,725)	$221,091

(1)
During the six months ended June 30, 2014, approximately $2.0 billion of assets were transferred from Level 1 to Level 2 as a result of additional information related to non-U.S. government securities.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Includes $20.5 billion of government-sponsored enterprise obligations.

(4)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

	December 31, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$75,614	$—	$—	$75,614
Trading account assets:
U.S. government and agency securities (3)	34,222	14,625	—	—	48,847
Corporate securities, trading loans and other	1,147	27,746	3,559	—	32,452
Equity securities	41,324	22,741	386	—	64,451
Non-U.S. sovereign debt	24,357	12,399	468	—	37,224
Mortgage trading loans and ABS	—	13,388	4,631	—	18,019
Total trading account assets	101,050	90,899	9,044	—	200,993
Derivative assets (4)	2,374	910,602	7,277	(872,758)	47,495
AFS debt securities:
U.S. Treasury and agency securities	6,591	2,363	—	—	8,954
Mortgage-backed securities:
Agency	—	164,935	—	—	164,935
Agency-collateralized mortgage obligations	—	22,492	—	—	22,492
Non-agency residential	—	6,239	—	—	6,239
Commercial	—	2,480	—	—	2,480
Non-U.S. securities	3,698	3,415	107	—	7,220
Corporate/Agency bonds	—	873	—	—	873
Other taxable securities	20	12,963	3,847	—	16,830
Tax-exempt securities	—	5,122	806	—	5,928
Total AFS debt securities	10,309	220,882	4,760	—	235,951
Other debt securities carried at fair value:
U.S. Treasury and agency securities	4,062	—	—	—	4,062
Mortgage-backed securities:
Agency	—	16,500	—	—	16,500
Agency-collateralized mortgage obligations	—	218	—	—	218
Commercial	—	749	—	—	749
Non-U.S. securities	7,457	3,858	—	—	11,315
Total other debt securities carried at fair value	11,519	21,325	—	—	32,844
Loans and leases	—	6,985	3,057	—	10,042
Mortgage servicing rights	—	—	5,042	—	5,042
Loans held-for-sale	—	5,727	929	—	6,656
Other assets	14,474	1,912	1,669	—	18,055
Total assets	$139,726	$1,333,946	$31,778	$(872,758)	$632,692
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,899	$—	$—	$1,899
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	33,684	—	—	33,684
Trading account liabilities:
U.S. government and agency securities	26,915	348	—	—	27,263
Equity securities	23,874	3,711	—	—	27,585
Non-U.S. sovereign debt	20,755	1,387	—	—	22,142
Corporate securities and other	518	5,926	35	—	6,479
Total trading account liabilities	72,062	11,372	35	—	83,469
Derivative liabilities (4)	1,968	897,107	7,301	(868,969)	37,407
Short-term borrowings	—	1,520	—	—	1,520
Accrued expenses and other liabilities	10,130	1,093	10	—	11,233
Long-term debt	—	45,045	1,990	—	47,035
Total liabilities	$84,160	$991,720	$9,336	$(868,969)	$216,247

(1)
During 2013, $500 million of other assets were transferred from Level 1 to Level 2 primarily due to a restriction that became effective for a private equity investment that was subsequently sold once the restriction was lifted.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Includes $15.6 billion of government-sponsored enterprise obligations.

(4)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2014 and 2013, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2014
				Gross
(Dollars in millions)	Balance April 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2014
Trading account assets:
Corporate securities, trading loans and other	$2,617	$41	$—	$392	$(87)	$—	$(271)	$249	$(169)	$2,772
Equity securities	343	(7)	—	16	(4)	—	—	9	(1)	356
Non-U.S. sovereign debt	533	32	—	76	—	—	—	—	(1)	640
Mortgage trading loans and ABS	4,287	123	—	453	(262)	—	(237)	—	(53)	4,311
Total trading account assets	7,780	189	—	937	(353)	—	(508)	258	(224)	8,079
Net derivative assets (2)	(575)	(202)	—	189	(366)	—	(145)	29	274	(796)
AFS debt securities:
Other taxable securities	3,437	—	(3)	86	—	—	(254)	—	—	3,266
Tax-exempt securities	783	2	3	—	—	—	(54)	1	—	735
Total AFS debt securities	4,220	2	—	86	—	—	(308)	1	—	4,001
Loans and leases (3, 4)	3,053	27	—	—	—	—	(58)	7	(11)	3,018
Mortgage servicing rights (4)	4,765	(249)	—	—	(26)	113	(235)	—	—	4,368
Loans held-for-sale (3)	736	59	—	24	(711)	—	(11)	14	(1)	110
Other assets (5)	1,132	(26)	—	—	(112)	—	(22)	—	—	972
Trading account liabilities – Corporate securities and other	(36)	—	—	9	—	—	—	—	—	(27)
Accrued expenses and other liabilities (3)	(8)	—	—	—	—	—	—	—	—	(8)
Long-term debt (3)	(1,841)	(52)	—	57	—	(42)	117	(676)	21	(2,416)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.1 billion and derivative liabilities of $7.9 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.

During the three months ended June 30, 2014, the transfers into Level 3 included $258 million of trading account assets and $676 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended June 30, 2014, the transfers out of Level 3 included $224 million of trading account assets and $274 million for net derivative assets. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and availability of third-party prices for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability for certain equity derivatives.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2013
				Gross
(Dollars in millions)	Balance April 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2013
Trading account assets:
Corporate securities, trading loans and other	$3,607	$35	$—	$712	$(959)	$—	$(99)	$224	$(757)	$2,763
Equity securities	497	8	—	28	(35)	—	—	29	(63)	464
Non-U.S. sovereign debt	417	(6)	—	11	—	—	(22)	1	—	401
Mortgage trading loans and ABS	4,480	10	—	978	(691)	—	(70)	—	(22)	4,685
Total trading account assets	9,001	47	—	1,729	(1,685)	—	(191)	254	(842)	8,313
Net derivative assets (2)	1,063	392	—	204	(194)	—	(383)	(214)	305	1,173
AFS debt securities:
Commercial MBS	10	—	—	—	—	—	(10)	—	—	—
Non-U.S securities	1	—	—	—	(1)	—	—	—	—	—
Corporate/Agency bonds	96	—	—	—	—	—	—	—	(88)	8
Other taxable securities	4,045	3	10	367	—	—	(263)	—	(5)	4,157
Tax-exempt securities	1,041	—	11	—	—	—	(7)	—	(168)	877
Total AFS debt securities	5,193	3	21	367	(1)	—	(280)	—	(261)	5,042
Loans and leases (3, 4)	2,363	49	—	—	—	—	(505)	—	(6)	1,901
Mortgage servicing rights (4)	5,776	1,026	—	—	(862)	147	(260)	—	—	5,827
Loans held-for-sale (3)	2,405	19	—	8	(180)	—	(108)	12	(3)	2,153
Other assets (5)	2,629	121	—	25	(156)	—	(864)	—	(55)	1,700
Trading account liabilities – Corporate securities and other	(58)	6	—	11	(17)	(5)	—	(1)	9	(55)
Accrued expenses and other liabilities (3)	(455)	(7)	—	—	—	(165)	398	(1)	—	(230)
Long-term debt (3)	(2,355)	92	—	170	—	(66)	66	(151)	354	(1,890)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.7 billion and derivative liabilities of $6.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the three months ended June 30, 2013, the transfers into Level 3 included $254 million of trading account assets, $214 million of net derivative assets and $151 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability (i.e., market comparables for the referenced instruments) for certain forwards and long-dated options and updated information related to certain total return swaps. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended June 30, 2013, the transfers out of Level 3 included $842 million of trading account assets, $305 million of net derivative assets, $261 million of AFS debt securities and $354 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability (i.e., market comparables for the reference instruments) for certain options. Transfers out of Level 3 for AFS debt securities were primarily due to increased market liquidity. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2014
Trading account assets:
Corporate securities, trading loans and other	$3,559	$163	$—	$678	$(441)	$—	$(509)	$397	$(1,075)	$2,772
Equity securities	386	12	—	46	(33)	—	—	16	(71)	356
Non-U.S. sovereign debt	468	87	—	99	(6)	—	(6)	—	(2)	640
Mortgage trading loans and ABS	4,631	201	—	819	(814)	—	(461)	—	(65)	4,311
Total trading account assets	9,044	463	—	1,642	(1,294)	—	(976)	413	(1,213)	8,079
Net derivative assets (2)	(24)	(197)	—	314	(984)	—	(246)	41	300	(796)
AFS debt securities:
Non-U.S. securities	107	—	—	—	—	—	(107)	—	—	—
Other taxable securities	3,847	8	(5)	133	—	—	(717)	—	—	3,266
Tax-exempt securities	806	3	4	—	—	—	(79)	1	—	735
Total AFS debt securities	4,760	11	(1)	133	—	—	(903)	1	—	4,001
Loans and leases (3, 4)	3,057	59	—	—	(3)	689	(781)	13	(16)	3,018
Mortgage servicing rights (4)	5,042	(539)	—	—	(46)	378	(467)	—	—	4,368
Loans held-for-sale (3)	929	71	—	24	(714)	—	(212)	14	(2)	110
Other assets (5)	1,669	(86)	—	—	(381)	—	(230)	—	—	972
Trading account liabilities – Corporate securities and other	(35)	1	—	12	(7)	—	—	—	2	(27)
Accrued expenses and other liabilities (3)	(10)	1	—	—	—	—	—	—	1	(8)
Long-term debt (3)	(1,990)	(119)	—	103	—	(51)	236	(820)	225	(2,416)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.1 billion and derivative liabilities of $7.9 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.

During the six months ended June 30, 2014, the transfers into Level 3 included $413 million of trading account assets and $820 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities, primarily municipal bonds. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the six months ended June 30, 2014, the transfers out of Level 3 included $1.2 billion of trading account assets, $300 million of net derivative assets and $225 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and availability of third-party prices for certain corporate loans and securities. Transfers out of level 3 for net derivative assets were primarily due to increased price observability for certain equity derivatives. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2013
				Gross
(Dollars in millions)	Balance January 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2013
Trading account assets:
Corporate securities, trading loans and other	$3,726	$123	$—	$1,517	$(1,925)	$—	$(239)	$442	$(881)	$2,763
Equity securities	545	50	—	57	(144)	—	—	37	(81)	464
Non-U.S. sovereign debt	353	45	—	26	(1)	—	(22)	1	(1)	401
Mortgage trading loans and ABS	4,935	172	—	1,631	(1,334)	—	(701)	5	(23)	4,685
Total trading account assets	9,559	390	—	3,231	(3,404)	—	(962)	485	(986)	8,313
Net derivative assets (2)	1,468	685	—	383	(660)	—	(1,043)	(162)	502	1,173
AFS debt securities:
Commercial MBS	10	—	—	—	—	—	(10)	—	—	—
Non-U.S. securities	—	—	—	1	(1)	—	—	—	—	—
Corporate/Agency bonds	92	—	4	—	—	—	—	—	(88)	8
Other taxable securities	3,928	3	12	610	—	—	(391)	—	(5)	4,157
Tax-exempt securities	1,061	1	14	—	—	—	(31)	—	(168)	877
Total AFS debt securities	5,091	4	30	611	(1)	—	(432)	—	(261)	5,042
Loans and leases (3, 4)	2,287	100	—	71	—	5	(546)	—	(16)	1,901
Mortgage servicing rights (4)	5,716	1,460	—	—	(1,045)	270	(574)	—	—	5,827
Loans held-for-sale (3)	2,733	(20)	—	8	(390)	—	(209)	34	(3)	2,153
Other assets (5)	3,129	(327)	—	42	(183)	—	(906)	—	(55)	1,700
Trading account liabilities – Corporate securities and other	(64)	6	—	18	(31)	(5)	—	(9)	30	(55)
Accrued expenses and other liabilities (3)	(15)	22	—	—	—	(751)	514	(1)	1	(230)
Long-term debt (3)	(2,301)	103	—	259	(4)	(102)	126	(532)	561	(1,890)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.7 billion and derivative liabilities of $6.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the six months ended June 30, 2013, the transfers into Level 3 included $485 million of trading account assets, $162 million of net derivative assets and $532 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans and securities. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability (i.e., market comparables for the referenced instruments) for certain forwards and long-dated options and updated information related to certain total return swaps. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the six months ended June 30, 2013, the transfers out of Level 3 included $986 million of trading account assets, $502 million of net derivative assets, $261 million of AFS debt securities and $561 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability (i.e., market comparables for the referenced instruments) for certain option liabilities. Transfers out of Level 3 for AFS debt securities were primarily due to increased market liquidity. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and six months ended June 30, 2014 and 2013. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$41	$—	$—	$41
Equity securities	(7)	—	—	(7)
Non-U.S. sovereign debt	32	—	—	32
Mortgage trading loans and ABS	123	—	—	123
Total trading account assets	189	—	—	189
Net derivative assets	(427)	225	—	(202)
AFS debt securities – Tax-exempt securities	—	—	2	2
Loans and leases (3)	—	—	27	27
Mortgage servicing rights	17	(266)	—	(249)
Loans held-for-sale (3)	—	—	59	59
Other assets	—	(29)	3	(26)
Long-term debt (3)	(11)	—	(41)	(52)
Total	$(232)	$(70)	$50	$(252)

	Three Months Ended June 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$35	$—	$—	$35
Equity securities	8	—	—	8
Non-U.S. sovereign debt	(6)	—	—	(6)
Mortgage trading loans and ABS	10	—	—	10
Total trading account assets	47	—	—	47
Net derivative assets	260	132	—	392
AFS debt securities – Other taxable securities	—	—	3	3
Loans and leases (3)	—	—	49	49
Mortgage servicing rights	—	1,026	—	1,026
Loans held-for-sale (3)	—	(2)	21	19
Other assets	—	127	(6)	121
Trading account liabilities – Corporate securities and other	6	—	—	6
Accrued expenses and other liabilities (3)	—	(7)	—	(7)
Long-term debt (3)	58	—	34	92
Total	$371	$1,276	$101	$1,748

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $2 million and $34 million recorded on other assets were also included for the three months ended June 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$163	$—	$—	$163
Equity securities	12	—	—	12
Non-U.S. sovereign debt	87	—	—	87
Mortgage trading loans and ABS	201	—	—	201
Total trading account assets	463	—	—	463
Net derivative assets	(595)	398	—	(197)
AFS debt securities:
Other taxable securities	—	—	8	8
Tax-exempt securities	—	—	3	3
Total AFS debt securities	—	—	11	11
Loans and leases (3)	—	—	59	59
Mortgage servicing rights	12	(551)	—	(539)
Loans held-for-sale (3)	—	—	71	71
Other assets	—	(65)	(21)	(86)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	—	1	1
Long-term debt (3)	(64)	—	(55)	(119)
Total	$(183)	$(218)	$66	$(335)

	Six Months Ended June 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$123	$—	$—	$123
Equity securities	50	—	—	50
Non-U.S. sovereign debt	45	—	—	45
Mortgage trading loans and ABS	172	—	—	172
Total trading account assets	390	—	—	390
Net derivative assets	146	539	—	685
AFS debt securities:
Other taxable securities	—	—	3	3
Tax-exempt securities	—	—	1	1
Total AFS debt securities	—	—	4	4
Loans and leases (3)	—	—	100	100
Mortgage servicing rights	—	1,460	—	1,460
Loans held-for-sale (3)	—	2	(22)	(20)
Other assets	—	124	(451)	(327)
Trading account liabilities – Corporate securities and other	6	—	—	6
Accrued expenses and other liabilities (3)	—	22	—	22
Long-term debt (3)	80	—	23	103
Total	$622	$2,147	$(346)	$2,423

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment losses of $21 million and gains of $36 million recorded on other assets were also included for the six months ended June 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and six months ended June 30, 2014 and 2013 for Level 3 assets and liabilities that were still held at June 30, 2014 and 2013. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$(20)	$—	$—	$(20)
Equity securities	(8)	—	—	(8)
Non-U.S. sovereign debt	32	—	—	32
Mortgage trading loans and ABS	92	—	—	92
Total trading account assets	96	—	—	96
Net derivative assets	(520)	74	—	(446)
Loans and leases (3)	—	—	37	37
Mortgage servicing rights	17	(408)	—	(391)
Loans held-for-sale (3)	—	—	9	9
Other assets	—	(23)	4	(19)
Long-term debt (3)	(11)	—	(41)	(52)
Total	$(418)	$(357)	$9	$(766)

	Three Months Ended June 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$2	$—	$—	$2
Equity securities	4	—	—	4
Non-U.S. sovereign debt	(18)	—	—	(18)
Mortgage trading loans and ABS	(10)	—	—	(10)
Total trading account assets	(22)	—	—	(22)
Net derivative assets	217	(16)	—	201
Loans and leases (3)	—	—	58	58
Mortgage servicing rights	—	954	—	954
Loans held-for-sale (3)	—	1	14	15
Other assets	—	127	(58)	69
Trading account liabilities – Corporate securities and other	2	—	—	2
Accrued expenses and other liabilities (3)	—	(16)	—	(16)
Long-term debt (3)	58	—	34	92
Total	$255	$1,050	$48	$1,353

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $3 million and losses of $18 million recorded on other assets were also included for the three months ended June 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$105	$—	$—	$105
Equity securities	2	—	—	2
Non-U.S. sovereign debt	51	—	—	51
Mortgage trading loans and ABS	77	—	—	77
Total trading account assets	235	—	—	235
Net derivative assets	(509)	75	—	(434)
Loans and leases (3)	—	—	64	64
Mortgage servicing rights	12	(876)	—	(864)
Loans held-for-sale (3)	—	—	14	14
Other assets	—	(51)	30	(21)
Trading account liabilities – Corporate securities and other	1	—	—	1
Long-term debt (3)	(50)	—	(63)	(113)
Total	$(311)	$(852)	$45	$(1,118)

	Six Months Ended June 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$53	$—	$—	$53
Equity securities	(8)	—	—	(8)
Non-U.S. sovereign debt	63	—	—	63
Mortgage trading loans and ABS	58	—	—	58
Total trading account assets	166	—	—	166
Net derivative assets	13	(8)	—	5
Loans and leases (3)	—	—	103	103
Mortgage servicing rights	—	1,290	—	1,290
Loans held-for-sale (3)	—	11	(30)	(19)
Other assets	—	139	(55)	84
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	(15)	—	(15)
Long-term debt (3)	55	—	23	78
Total	$235	$1,417	$41	$1,693

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $30 million and losses of $18 million recorded on other assets were also included for the six months ended June 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at June 30, 2014 and December 31, 2013.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,501	Discounted cash flow, Market comparables	Yield	1% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	305		Prepayment speed	0% to 33% CPR	11%
Loans and leases	2,086		Default rate	5% to 15% CDR	8%
Loans held-for-sale	110		Loss severity	20% to 80%	31%
Commercial loans, debt securities and other	$10,786	Discounted cash flow, Market comparables	Yield	0% to 39%	6%
Trading account assets – Corporate securities, trading loans and other	2,644		Enterprise value/EBITDA multiple	2x to 14x	6x
Trading account assets – Non-U.S. sovereign debt	640		Prepayment speed	5% to 40%	19%
Trading account assets – Mortgage trading loans and ABS	4,006		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	2,564		Loss severity	25% to 40%	36%
Loans and leases	932		Duration	0 years to 5 years	3 years
			Price	$0 to $117	$67
Auction rate securities	$1,565	Discounted cash flow, Market comparables	Projected tender price/Refinancing level	60% to 100%	96%
Trading account assets – Corporate securities, trading loans and other	128
AFS debt securities – Other taxable securities	702
AFS debt securities – Tax-exempt securities	735
Structured liabilities
Long-term debt	$(2,416)	Industry standard derivative pricing (2, 3)	Equity correlation	13% to 98%	65%
			Long-dated equity volatilities	6% to 57%	25%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivatives assets
Credit derivatives	$520	Discounted cash flow, Stochastic recovery correlation model	Yield	1% to 25%	15%
			Upfront points	1 point to 100 points	66 points
			Spread to index	25 bps to 475 bps	98 bps
			Credit correlation	20% to 99%	49%
			Prepayment speed	3% to 40% CPR	14%
			Default rate	4% CDR	n/a
			Loss severity	35%	n/a
Equity derivatives	$(1,961)	Industry standard derivative pricing (2)	Equity correlation	13% to 98%	65%
			Long-dated equity volatilities	6% to 57%	25%
Commodity derivatives	$11	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$3/MMBtu to $8/MMBtu	$6/MMBtu
			Correlation	47% to 89%	82%
			Volatilities	11% to 120%	28%
Interest rate derivatives	$634	Industry standard derivative pricing (3)	Correlation (IR/IR)	14% to 99%	58%
			Correlation (FX/IR)	-30% to 40%	-8%
			Long-dated inflation rates	0% to 3%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(796)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 223: Trading account assets – Corporate securities, trading loans and other of $2.8 billion, Trading account assets – Non-U.S. sovereign debt of $640 million, Trading account assets – Mortgage trading loans and ABS of $4.3 billion, AFS debt securities – Other taxable securities of $3.3 billion, AFS debt securities – Tax-exempt securities of $735 million, Loans and leases of $3.0 billion and LHFS of $110 million.

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
n/a = not applicable

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 224: Trading account assets – Corporate securities, trading loans and other of $3.6 billion, Trading account assets – Non-U.S. sovereign debt of $468 million, Trading account assets – Mortgage trading loans and ABS of $4.6 billion, AFS debt securities – Other taxable securities of $3.8 billion, AFS debt securities – Tax-exempt securities of $806 million, Loans and leases of $3.1 billion and LHFS of $929 million.

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

In addition to the instruments in the tables above, the Corporation held $651 million and $767 million of instruments at June 30, 2014 and December 31, 2013 consisting primarily of certain direct private equity investments and private equity funds that were classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

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

The level of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At June 30, 2014 and December 31, 2013, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.

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

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three and six months ended June 30, 2014 and 2013, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis
	June 30, 2014		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$1,057	$127	$5	$4
Loans and leases	5	3,244	(318)	(564)
Foreclosed properties (1)	6	1,156	(21)	(28)
Other assets	90	2	(16)	(16)

	June 30, 2013		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Assets
Loans held-for-sale	$2,195	$660	$(61)	$(69)
Loans and leases	14	4,489	(525)	(1,004)
Foreclosed properties (1)	12	1,435	(12)	(18)
Other assets	99	12	(5)	(11)

(1)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value of, and related losses on, foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at June 30, 2014 and December 31, 2013.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
	June 30, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$3,244	Market comparables	OREO discount	0% to 28%	10%
Loans and leases	3,244		Cost to sell	8%	n/a

	December 31, 2013
Instruments backed by residential real estate assets	$5,240	Market comparables	OREO discount	0% to 19%	8%
Loans and leases	5,240		Cost to sell	8%	n/a
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

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2014 and December 31, 2013.

Fair Value Option Elections
	June 30, 2014			December 31, 2013
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets (1)	$3,707	$6,395	$(2,688)	$2,406	$4,541	$(2,135)
Trading inventory – other	5,478	n/a	n/a	5,475	n/a	n/a
Consumer and commercial loans	10,901	11,151	(250)	10,042	10,423	(381)
Loans held-for-sale	5,262	5,795	(533)	6,656	6,996	(340)
Securities financing agreements	103,282	103,391	(109)	109,298	109,032	266
Other assets	259	270	(11)	278	270	8
Long-term deposits	1,559	1,456	103	1,899	1,797	102
Unfunded loan commitments	330	n/a	n/a	354	n/a	n/a
Short-term borrowings	2,350	2,345	5	1,520	1,520	—
Long-term debt (2)	42,543	41,685	858	47,035	46,669	366

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $37.6 billion and contractual principal outstanding of $36.5 billion at June 30, 2014 compared to $40.7 billion and $39.7 billion at December 31, 2013.

n/a = not applicable

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013. Of the changes in fair value for LHFS, gains of $22 million and $49 million were attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2014 compared to losses of $39 million and gains of $67 million for the same periods in 2013. Of the changes in fair value for loans, gains of $43 million and $79 million were attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2014 compared to gains of $51 million and $124 million for the same periods in 2013. Changes to borrower-specific credit risk for loans reported as trading account assets were immaterial for the three and six months ended June 30, 2014 and 2013.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended June 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$14	$—	$—	$14
Trading inventory – other (1)	(122)	—	—	(122)
Consumer and commercial loans	13	—	53	66
Loans held-for-sale (2)	(3)	197	30	224
Securities financing agreements	(13)	—	—	(13)
Other assets	—	—	2	2
Long-term deposits	(2)	—	(3)	(5)
Unfunded loan commitments	—	—	5	5
Short-term borrowings	18	—	—	18
Long-term debt (3)	(259)	—	68	(191)
Total	$(354)	$197	$155	$(2)

	Three Months Ended June 30, 2013
Loans reported as trading account assets	$10	$—	$—	$10
Trading inventory – other (1)	213	—	—	213
Consumer and commercial loans	2	—	50	52
Loans held-for-sale (2)	(15)	61	(31)	15
Securities financing agreements	(39)	—	—	(39)
Other assets	—	—	(44)	(44)
Long-term deposits	36	—	35	71
Asset-backed secured financings	—	(7)	—	(7)
Unfunded loan commitments	—	—	(19)	(19)
Short-term borrowings	11	—	—	11
Accrued expenses and other liabilities	—	(7)	—	(7)
Long-term debt (3)	1,360	—	10	1,370
Total	$1,578	$47	$1	$1,626

(1)	The gains in trading account profits (losses) are primarily offset by losses on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

(3)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spreads.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Six Months Ended June 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$48	$—	$—	$48
Trading inventory – other (1)	(290)	—	—	(290)
Consumer and commercial loans	18	—	105	123
Loans held-for-sale (2)	(4)	383	70	449
Securities financing agreements	(35)	—	—	(35)
Long-term deposits	11	—	(12)	(1)
Unfunded loan commitments	—	—	14	14
Short-term borrowings	54	—	—	54
Long-term debt (3)	(627)	—	265	(362)
Total	$(825)	$383	$442	$—

	Six Months Ended June 30, 2013
Loans reported as trading account assets	$39	$—	$—	$39
Trading inventory – other (1)	499	—	—	499
Consumer and commercial loans	1	—	152	153
Loans held-for-sale (2)	(7)	528	(41)	480
Securities financing agreements	(16)	—	—	(16)
Other assets	—	—	(39)	(39)
Long-term deposits	36	—	54	90
Asset-backed secured financings	—	(51)	—	(51)
Unfunded loan commitments	—	—	46	46
Short-term borrowings	(28)	—	—	(28)
Accrued expenses and other liabilities	—	22	—	22
Long-term debt (3)	91	—	(80)	11
Total	$615	$499	$92	$1,206

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

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

NOTE 16 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at June 30, 2014 and December 31, 2013 was carried at fair value on the Consolidated Balance Sheet.

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

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2014 and December 31, 2013 are presented in the table below.

Fair Value of Financial Instruments
	June 30, 2014				December 31, 2013
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$871,660	$99,509	$792,324	$891,833	$885,724	$102,564	$789,273	$891,837
Loans held-for-sale	9,200	8,517	693	9,210	11,362	8,872	2,613	11,485
Financial liabilities
Deposits	1,134,329	1,134,557	—	1,134,557	1,119,271	1,119,512	—	1,119,512
Long-term debt	257,071	264,466	2,416	266,882	249,674	257,402	1,990	259,392

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $833 million and $3.2 billion at June 30, 2014, and $830 million and $3.7 billion at December 31, 2013. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

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

The table below presents activity for residential mortgage and home equity MSRs for the three and six months ended June 30, 2014 and 2013.

Rollforward of Mortgage Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$4,765	$5,776	$5,042	$5,716
Additions	113	147	378	270
Sales	(26)	(862)	(46)	(1,045)
Amortization of expected cash flows (1)	(235)	(260)	(467)	(574)
Impact of changes in interest rates and other market factors (2)	(310)	806	(627)	1,138
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	82	148	46	14
Impact of changes in the Home Price Index	4	(123)	(7)	(202)
Impact of changes to the prepayment model	—	228	160	403
Other model changes (4)	(25)	(33)	(111)	107
Balance, June 30	$4,368	$5,827	$4,368	$5,827
Mortgage loans serviced for investors (in billions)	$521	$759	$521	$759

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows. Also included is a decrease of $31 million and $127 million for the three and six months ended June 30, 2014 due to changes in OAS rate assumptions.

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

Significant economic assumptions in estimating the fair value of MSRs at June 30, 2014 and December 31, 2013 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions
	June 30, 2014		December 31, 2013
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.49%	7.57%	3.97%	7.61%
Weighted-average life, in years	5.09	2.83	5.70	2.86

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

Sensitivity Impacts
	June 30, 2014
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.24	years	0.19	years	$264
Impact of 20% decrease	0.51		0.41		558

Impact of 10% increase	(0.22)		(0.16)		(238)
Impact of 20% increase	(0.41)		(0.31)		(455)
OAS level
Impact of 100 bps decrease					$217
Impact of 200 bps decrease					453

Impact of 100 bps increase					(199)
Impact of 200 bps increase					(382)

NOTE 18 – Business Segment Information

The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other.

Consumer & Business Banking

CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards to consumers and small businesses in the U.S. Customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 5,000 banking centers, 16,000 ATMs, nationwide call centers, and online and mobile platforms. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions through a network of offices and client relationship teams along with various product partners to U.S.-based companies generally with annual sales of $1 million to $50 million.

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

Global Wealth & Investment Management

GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to ultra-high net-worth. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management, and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients.

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

Global Markets

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets' product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of market-making activities in these products, Global Markets may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and ABS. The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. On January 1, 2014, the results for structured liabilities including DVA were moved into Global Markets from All Other to better align the performance and risk management of these instruments. As such, net DVA in Global Markets represents the combined total of net DVA on derivatives and structured liabilities. Prior periods have been reclassified to conform to current period presentation.

All Other

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to the business segments. Additionally, certain residential mortgage loans that are managed by CRES are held in All Other. On January 1, 2014, the results for structured liabilities including DVA (previously referred to as fair value adjustments on structured liabilities) were moved from All Other into Global Markets to better align the performance and risk management of these instruments. Prior periods have been reclassified to conform to current period presentation.

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

Total revenue, net of interest expense, includes net interest income on a FTE basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation's ALM activities. In addition, the business segments are impacted by the migration of customers and clients and their deposit and loan balances between client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers or clients migrated.

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

The following tables present net income and the components thereto (with net interest income on a FTE basis) for the three and six months ended June 30, 2014 and 2013, and total assets at June 30, 2014 and 2013 for each business segment, as well as All Other.

Business Segments
At and for the Three Months Ended June 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Net interest income (FTE basis)	$10,226	$10,771	$4,929	$5,034	$697	$699
Noninterest income	11,734	12,178	2,444	2,400	693	1,416
Total revenue, net of interest expense (FTE basis)	21,960	22,949	7,373	7,434	1,390	2,115
Provision for credit losses	411	1,211	534	967	(20)	291
Amortization of intangibles	235	274	98	127	—	—
Other noninterest expense	18,306	15,744	3,902	4,057	5,902	3,383
Income (loss) before income taxes	3,008	5,720	2,839	2,283	(4,492)	(1,559)
Income tax expense (benefit) (FTE basis)	717	1,708	1,051	892	(1,690)	(629)
Net income (loss)	$2,291	$4,012	$1,788	$1,391	$(2,802)	$(930)
Period-end total assets	$2,170,557	$2,123,320	$612,200	$587,655	$107,650	$124,032

			Global Wealth & Investment Management		Global Banking
			2014	2013	2014	2013
Net interest income (FTE basis)			$1,485	$1,505	$2,239	$2,252
Noninterest income			3,104	2,994	1,940	1,886
Total revenue, net of interest expense (FTE basis)			4,589	4,499	4,179	4,138
Provision for credit losses			(8)	(15)	132	163
Amortization of intangibles			94	99	12	16
Other noninterest expense			3,353	3,171	1,887	1,833
Income before income taxes			1,150	1,244	2,148	2,126
Income tax expense (FTE basis)			426	485	795	829
Net income			$724	$759	$1,353	$1,297
Period-end total assets			$265,581	$263,867	$407,367	$334,167

			Global Markets		All Other
			2014	2013	2014	2013
Net interest income (FTE basis)			$952	$1,009	$(76)	$272
Noninterest income			3,631	3,185	(78)	297
Total revenue, net of interest expense (FTE basis)			4,583	4,194	(154)	569
Provision for credit losses			19	(16)	(246)	(179)
Amortization of intangibles			16	16	15	16
Other noninterest expense			2,846	2,754	416	546
Income (loss) before income taxes			1,702	1,440	(339)	186
Income tax expense (benefit) (FTE basis)			601	478	(466)	(347)
Net income			$1,101	$962	$127	$533
Period-end total assets			$610,395	$608,760	$167,364	$204,839

(1)	There were no material intersegment revenues.

Business Segments
At and for the Six Months Ended June 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Net interest income (FTE basis)	$20,512	$21,646	$9,880	$10,047	$1,398	$1,442
Noninterest income	24,215	24,711	4,931	4,799	1,184	2,985
Total revenue, net of interest expense (FTE basis)	44,727	46,357	14,811	14,846	2,582	4,427
Provision for credit losses	1,420	2,924	1,346	1,919	5	626
Amortization of intangibles	474	550	199	254	—	—
Other noninterest expense	40,305	34,968	7,764	8,095	14,031	8,788
Income (loss) before income taxes	2,528	7,915	5,502	4,578	(11,454)	(4,987)
Income tax expense (benefit) (FTE basis)	513	2,420	2,048	1,745	(3,625)	(1,901)
Net income (loss)	$2,015	$5,495	$3,454	$2,833	$(7,829)	$(3,086)
Period-end total assets	$2,170,557	$2,123,320	$612,200	$587,655	$107,650	$124,032

			Global Wealth & Investment Management		Global Banking
			2014	2013	2014	2013
Net interest income (FTE basis)			$2,970	$3,101	$4,541	$4,411
Noninterest income			6,166	5,819	3,907	3,757
Total revenue, net of interest expense (FTE basis)			9,136	8,920	8,448	8,168
Provision for credit losses			15	7	397	312
Amortization of intangibles			188	198	24	32
Other noninterest expense			6,618	6,325	3,903	3,653
Income before income taxes			2,315	2,390	4,124	4,171
Income tax expense (FTE basis)			862	911	1,535	1,590
Net income			$1,453	$1,479	$2,589	$2,581
Period-end total assets			$265,581	$263,867	$407,367	$334,167

			Global Markets		All Other
			2014	2013	2014	2013
Net interest income (FTE basis)			$1,949	$2,117	$(226)	$528
Noninterest income			7,646	6,856	381	495
Total revenue, net of interest expense (FTE basis)			9,595	8,973	155	1,023
Provision for credit losses			38	(11)	(381)	71
Amortization of intangibles			32	33	31	33
Other noninterest expense			5,907	5,810	2,082	2,297
Income (loss) before income taxes			3,618	3,141	(1,577)	(1,378)
Income tax expense (benefit) (FTE basis)			1,209	1,067	(1,516)	(992)
Net income (loss)			$2,409	$2,074	$(61)	$(386)
Period-end total assets			$610,395	$608,760	$167,364	$204,839

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Segments' total revenue, net of interest expense (FTE basis)	$22,114	$22,380	$44,572	$45,334
Adjustments:
ALM activities	175	(103)	258	(332)
Equity investment income	56	576	730	1,096
Liquidating businesses and other	(385)	96	(833)	259
FTE basis adjustment	(213)	(222)	(414)	(433)
Consolidated revenue, net of interest expense	$21,747	$22,727	$44,313	$45,924

Segments' net income	$2,164	$3,479	$2,076	$5,881
Adjustments, net of taxes:
ALM activities	(6)	(172)	307	(629)
Equity investment income	35	363	456	690
Liquidating businesses and other	98	342	(824)	(447)
Consolidated net income	$2,291	$4,012	$2,015	$5,495

			June 30
			2014	2013
Segments' total assets			$2,003,193	$1,918,481
Adjustments:
ALM activities, including securities portfolio			694,042	656,243
Equity investments			1,963	4,187
Liquidating businesses and other			80,145	73,413
Elimination of segment asset allocations to match liabilities			(608,786)	(529,004)
Consolidated total assets			$2,170,557	$2,123,320

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended June 30, 2014. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
April 1 - 30, 2014	14,482	$16.17	14,445	$3,767
May 1 - 31, 2014	58	15.09	—	3,767
June 1 - 30, 2014	19	16.19	—	3,767
Three Months Ended June 30, 2014	14,559	16.16

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 26, 2014, the Corporation announced that the Federal Reserve had informed the Corporation that it completed its 2014 Comprehensive Capital Analysis and Review and did not object to our 2014 capital plan, which included a request to repurchase up to $4.0 billion of common stock over four quarters beginning in the second quarter of 2014. On March 26, 2014, the Corporation’s Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, over four quarters beginning with the second quarter of 2014. On April 28, 2014, the Corporation announced the suspension of the repurchase authorization previously announced on March 26, 2014. Amounts shown in the column reflect remaining buyback authority under the March 26, 2014 authorization notwithstanding the suspension announced on April 28, 2014. For additional information, see Capital Management – CCAR and Capital Planning on page 65.

The Corporation did not have any unregistered sales of its equity securities during the three months ended June 30, 2014.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K (File No. 1-6523) filed on August 22, 2013

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

Bank of America Corporation Registrant

Date:	July 29, 2014	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K (File No. 1-6523) filed on August 22, 2013

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