Form 10-Q
period 2014-09-30
BANK OF AMERICA CORP /DE/
filed 2014-11-06
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes      No ✓
On November 5, 2014, there were 10,516,450,466 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make, certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipates," "targets," "expects," "hopes," "estimates," "intends," "plans," "goal," "believes," "continue" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could." The forward-looking statements made represent the Corporation's current expectations, plans or forecasts of its future results and revenues, and future business and economic conditions more generally, and other matters. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K, and in any of the Corporation's subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Corporation's ability to resolve representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more counterparties, including monolines or private-label and other investors; the possibility that final court approval of negotiated settlements is not obtained; the possibility that the court decision with respect to the BNY Mellon Settlement is overturned on appeal in whole or in part; potential claims, damages, penalties and fines resulting from pending or future litigation, governmental proceedings or inquiries, and regulatory proceedings; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation's competitive practices; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations, including the potential imposition by certain U.S. banking regulators of mandatory remedial measures and penalties associated with the Corporation's foreign exchange business, including the conduct of the business and its systems and controls; the possibility that the Corporation will not obtain waivers from disqualifications for certain activities as a result of the resolution of an SEC action as part of the settlement with the DoJ; the possibility that future representations and warranties losses may occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; the possibility that future claims, damages, penalties and fines may occur in excess of the Corporation's recorded liability and estimated range of possible losses for litigation exposures; uncertainties about the financial stability, growth rates and the geopolitical environment of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation's exposures to such risks, including direct, indirect and operational; the possibility of future inquiries or investigations regarding pending or completed foreclosure activities; the possibility that unexpected foreclosure delays could impact the rate of decline of default-related servicing costs; uncertainty regarding timing and the potential impact of regulatory capital and liquidity requirements (including Basel 3) and regulatory approval of the Corporation's internal analytical models used to calculate risk-weighted assets; the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Corporation's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation's actions to mitigate such impacts; the potential impact of implementing and conforming to the Volcker Rule; the potential impact of future derivative regulations; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; reputational damage that may result from negative publicity, fines and penalties from regulatory violations and judicial proceedings; the Corporation's ability to fully realize the anticipated cost savings in Legacy Assets & Servicing, including in accordance with currently anticipated timeframes; a failure in or breach of the Corporation's operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; and other similar matters.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Prior to October 1, 2014, we operated our banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A. or BANA) and, to a lesser extent, FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On October 1, 2014, FIA was merged into BANA. At September 30, 2014, the Corporation had approximately $2.1 trillion in assets and approximately 230,000 full-time equivalent employees.

As of September 30, 2014, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population, and we serve approximately 48 million consumer and small business relationships with approximately 4,900 banking centers, 15,700 ATMs, nationwide call centers, and leading online (www.bankofamerica.com) and mobile banking platforms. We offer industry-leading support to more than three million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Third-Quarter 2014 Economic and Business Environment

In the U.S., economic growth remained relatively stable in the third quarter of 2014 following a rebound in the second quarter of 2014. Moderate retail spending gains, highlighted by continued steady business and residential investment, and sustained export gains characterized the economic environment in the U.S. Employment gains softened during the quarter and the unemployment rate stabilized. Inflation remained below the Board of Governors of the Federal Reserve System's (Federal Reserve) longer-term target of two percent.

Amid continued international tensions and expectations that accommodative monetary policy would be only gradually removed, longer-term U.S. Treasury yields declined during the quarter, while equity markets remained relatively unchanged. The Federal Reserve continued to reduce its securities purchases, bringing targeted monthly purchases to $15 billion in October. In October, the Federal Reserve announced that it will end its securities purchases in the fourth quarter of 2014.

Internationally, subdued economic growth continued in the eurozone in the third quarter of 2014, while healthy expansion continued in the U.K. Japan's economy stabilized and China's economy grew moderately in the third quarter of 2014. Growth in Russia and Brazil continued to decelerate with political uncertainties and declining commodity prices. For more information on our international exposure, see Non-U.S. Portfolio on page 114.

Recent Events

Foreign Exchange Inquiries and Litigation

Subsequent to our October 15, 2014 earnings announcement for the quarter ended September 30, 2014, the Corporation has been engaged in separate advanced discussions with certain U.S. banking regulatory agencies to resolve matters related to our foreign exchange (FX) business (FX Matters). There can be no assurances that these discussions will lead to a resolution of these matters, or of the amounts for and time frames within which such resolution might be obtained. As a result of those discussions, the Corporation recorded a $400 million non-deductible charge and adjusted the third-quarter 2014 financial results reported on October 15, 2014 to a net loss of $232 million. For additional information, see Global Markets on page 48 and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Department of Justice Settlement

On August 20, 2014, the Corporation reached a comprehensive settlement with the U.S. Department of Justice (DoJ), certain federal agencies and six states (DoJ Settlement). The settlement included releases on the securitization, origination, sale and other specified conduct relating to residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs), and an origination release on residential mortgage loans sold to government-sponsored enterprises (GSEs) and private-label RMBS trusts, or guaranteed by the Federal Housing Authority (FHA).

The DoJ Settlement resolved certain actual and potential civil claims by the DoJ, the Securities and Exchange Commission (SEC) and State Attorneys General from six states (State AGs), the FHA and the Government National Mortgage Association (GNMA), as well as all pending RMBS claims against Bank of America entities brought by the Federal Deposit Insurance Corporation (FDIC).

Under the DoJ Settlement, the Corporation agreed to pay a total of $9.65 billion in cash and provide $7.0 billion worth of consumer relief. The cash portion consists of $5.02 billion in civil monetary penalties and $4.63 billion in compensatory remediation payments, of which $9.16 billion was paid in October 2014 with the balance paid in November 2014. After considering previously established reserves, we recorded a pretax charge of $5.3 billion in the third quarter of 2014 to pay the costs associated with the DoJ Settlement. Of this third-quarter charge, $4.9 billion was recorded in litigation expense and $400 million was recorded in the provision for credit losses for additional costs associated with the consumer relief portion of the settlement.

For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Department of Justice Settlement on page 59 and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Dividends

On August 6, 2014, the Federal Reserve informed us that it did not object to our requested capital actions, which included an increase in the common stock dividend, but no additional common stock repurchases. The requested capital actions cover the period from the third quarter of 2014 through the first quarter of 2015. On August 6, 2014, our Board of Directors (the Board) approved an increase in the quarterly common stock dividend to $0.05 per share, from $0.01 per share, for the third-quarter dividend paid on September 26, 2014. On October 23, 2014, our Board declared our fourth-quarter common stock dividend of $0.05 per share, payable on December 26, 2014 to shareholders of record as of December 5, 2014. For additional information, see Capital Management on page 64.

BANA / FIA Merger

Prior to October 1, 2014, we operated our banking activities primarily under two charters: BANA and, to a lesser extent, FIA. On October 1, 2014, FIA was merged into BANA. See Capital Management – Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital on page 70 and Capital Management – Other Regulatory Capital Matters on page 71 for additional information including the capital amounts and ratios as of September 30, 2014.

Regulatory Activities

Liquidity Coverage Ratio

On September 3, 2014, the U.S. banking agencies finalized the Liquidity Coverage Ratio (LCR) rule. The LCR is a measure of short-term liquidity intended to ensure that a banking organization maintains a sufficient pool of liquid assets to cover net cash outflows over a 30-day stress period. The rule is subject to a two-year phase-in from January 2015 to full implementation in January 2017. For additional information, see Liquidity Risk – Basel 3 Liquidity Standards on page 76.

Supplementary Leverage Ratio

On September 3, 2014, the U.S. banking agencies finalized the Supplementary Leverage Ratio (SLR) rule. Effective January 1, 2018, the Corporation will be required to maintain a minimum SLR of three percent, plus a supplementary leverage buffer of two percent, for a total of five percent. In addition, insured depository institutions of such bank holding companies, which for the Corporation is primarily BANA, will be required to maintain a minimum six percent SLR to be considered "well capitalized." For additional information, see Capital Management – Other Regulatory Capital Matters on page 71.

Credit Risk Retention

In October 2014, U.S. regulators jointly approved a final rule regarding credit risk retention that will, among other things, require sponsors in certain circumstances to retain at least five percent of the credit risk of the assets underlying certain securitizations. The rule will become effective after it is published in the Federal Register, one year after for RMBS and two years after for all other asset classes. For additional information, see Regulatory Matters – Credit Risk Retention on page 63.

Selected Financial Data

Table 1 provides selected consolidated financial data for the three and nine months ended September 30, 2014 and 2013, and at September 30, 2014 and December 31, 2013.

Table 1
Selected Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2014	2013	2014	2013
Income statement
Revenue, net of interest expense (FTE basis) (1)	$21,434	$21,743	$66,161	$68,100
Net income (loss)	(232)	2,497	1,783	7,992
Diluted earnings (loss) per common share (2)	(0.04)	0.20	0.10	0.62
Dividends paid per common share	0.05	0.01	0.07	0.03
Performance ratios
Return on average assets	n/m	0.47%	0.11%	0.49%
Return on average tangible shareholders' equity (1)	n/m	6.32	1.45	6.67
Efficiency ratio (FTE basis) (1)	93.97%	75.38	92.08	76.22
Asset quality
Allowance for loan and lease losses at period end			$15,106	$19,432
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (3)			1.71%	2.10%
Nonperforming loans, leases and foreclosed properties at period end (3)			$14,232	$20,028
Net charge-offs (4)	$1,043	$1,687	3,504	6,315
Annualized net charge-offs as a percentage of average loans and leases outstanding (3, 4)	0.46%	0.73%	0.52%	0.93%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (3)	0.48	0.75	0.53	0.96
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (3)	0.57	0.92	0.64	1.17
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (4)	3.65	2.90	3.22	2.30
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	3.27	2.42	2.88	1.92
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs	2.95	2.30	2.63	1.84

			September 30 2014	December 31 2013
Balance sheet
Total loans and leases			$891,315	$928,233
Total assets			2,123,613	2,102,273
Total deposits			1,111,981	1,119,271
Total common shareholders' equity			220,768	219,333
Total shareholders' equity			238,681	232,685
Capital ratios (5)
Common equity tier 1 capital			12.0%	n/a
Tier 1 common capital			n/a	10.9%
Tier 1 capital			12.8	12.2
Total capital			15.8	15.1
Tier 1 leverage			7.9	7.7

(1)
Fully taxable-equivalent basis (FTE), return on average tangible shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 17.

(2)
The diluted earnings (loss) per common share excludes the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in the third quarter of 2014 because of the net loss applicable to common shareholders.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 100 and corresponding Table 46, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 109 and corresponding Table 55.

(4)
Net charge-offs exclude $246 million and $797 million of write-offs in the purchased credit-impaired loan portfolio for the three and nine months ended September 30, 2014 compared to $443 million and $1.6 billion for the same periods in 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(5)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) at December 31, 2013.

n/a = not applicable
n/m = not meaningful

Financial Highlights

The results for the three months ended September 30, 2014 were a net loss of $232 million, or a loss of $0.04 per share, and net income of $1.8 billion, or $0.10 per diluted share for the nine months ended September 30, 2014 compared to net income of $2.5 billion, or $0.20 and $8.0 billion, or $0.62 for the same periods in 2013. Litigation expense increased $4.9 billion and $12.2 billion for the three and nine months ended September 30, 2014, as the result of the DoJ Settlement and other litigation charges, and in the nine-month period, also the settlement with the Federal Housing Finance Agency (FHFA).

Table 2
Summary Income Statement
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Net interest income (FTE basis) (1)	$10,444	$10,479	$30,956	$32,125
Noninterest income	10,990	11,264	35,205	35,975
Total revenue, net of interest expense (FTE basis) (1)	21,434	21,743	66,161	68,100
Provision for credit losses	636	296	2,056	3,220
Noninterest expense	20,142	16,389	60,921	51,907
Income before income taxes	656	5,058	3,184	12,973
Income tax expense (FTE basis) (1)	888	2,561	1,401	4,981
Net income (loss)	(232)	2,497	1,783	7,992
Preferred stock dividends	238	279	732	1,093
Net income (loss) applicable to common shareholders	$(470)	$2,218	$1,051	$6,899

Per common share information
Earnings (loss)	$(0.04)	$0.21	$0.10	$0.64
Diluted earnings (loss)	(0.04)	0.20	0.10	0.62

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 17.

Net Interest Income

Net interest income on a fully taxable-equivalent (FTE) basis decreased $35 million to $10.4 billion, and $1.2 billion to $31.0 billion for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The net interest yield on an FTE basis decreased four basis points (bps) to 2.29 percent, and eight bps to 2.27 percent for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The decreases were primarily due to lower loan yields, lower consumer loan balances and lower income from the asset and liability management (ALM) portfolio, partially offset by reductions in funding yields and balances and higher commercial loan balances. In addition to the factors described above, the nine-month decrease was also driven by the impact of market-related premium amortization on debt securities, which declined $1.1 billion from a benefit of $575 million to an expense of $531 million, as well as lower trading-related net interest income. For more information on the decreases in net interest income and net interest yield, see Supplemental Financial Data – Net Interest Income Excluding Trading-related Net Interest Income on page 21.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Card income	$1,500	$1,444	$4,334	$4,323
Service charges	1,907	1,884	5,599	5,520
Investment and brokerage services	3,327	2,995	9,887	9,165
Investment banking income	1,351	1,297	4,524	4,388
Equity investment income	9	1,184	1,150	2,427
Trading account profits	1,899	1,266	6,198	6,193
Mortgage banking income	272	585	1,211	3,026
Gains on sales of debt securities	432	356	1,191	881
Other income	293	253	1,111	52
Total noninterest income	$10,990	$11,264	$35,205	$35,975

Noninterest income decreased $274 million to $11.0 billion, and $770 million to $35.2 billion for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The following highlights the significant changes.

•
Investment and brokerage services income increased $332 million and $722 million primarily driven by increased asset management fees from higher market levels and the impact of long-term assets under management (AUM) inflows.

•
Equity investment income decreased $1.2 billion and $1.3 billion. The declines were primarily due to a $753 million gain on the sale of our remaining investment in China Construction Bank Corporation (CCB) and gains on the sales of a portion of an equity investment in All Other for the three and nine months ended September 30, 2013. The nine months ended September 30, 2014 included gains on the sales of a portion of an equity investment in All Other and a gain related to an initial public offering of an equity investment in Global Markets.

•
Trading account profits increased $633 million and $5 million and included positive debit valuation adjustments (DVA) on derivatives of $68 million and negative DVA of $16 million for the three and nine months ended September 30, 2014 compared to negative DVA of $292 million and $309 million for the same periods in 2013. Excluding net DVA, trading account profits increased $273 million and decreased $288 million compared to the same periods in 2013. The three-month improvement was primarily due to increased market volatility and client activity and the nine-month decline was due to lower market volumes and volatility.

•
Mortgage banking income decreased $313 million and $1.8 billion primarily driven by lower servicing income and core production revenue, partially offset by lower representations and warranties provision.

•
Other income increased $40 million and $1.1 billion due to increases of $289 million and $634 million in net DVA on structured liabilities and gains associated with the bulk sales of residential mortgage loans. These gains were partially offset by increases in U.K. consumer payment protection insurance (PPI) costs compared to the same periods in 2013. The first quarter of 2013 also included a write-down of $450 million on a monoline receivable.

Provision for Credit Losses

The provision for credit losses increased $340 million to $636 million, and decreased $1.2 billion to $2.1 billion for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The provision for credit losses was $407 million and $1.4 billion lower than net charge-offs, resulting in reductions in the allowance for credit losses. The three-month increase in the provision was due to $400 million of additional costs associated with the consumer relief portion of the DoJ Settlement. The reduction in the provision for the nine months ended September 30, 2014 was driven by portfolio improvement, including increased home prices in the home loans portfolio, as well as lower levels of delinquencies in the consumer lending portfolio within CBB, and improved asset quality in the commercial portfolio.

Net charge-offs totaled $1.0 billion, or 0.46 percent, and $3.5 billion, or 0.52 percent of average loans and leases for the three and nine months ended September 30, 2014 compared to $1.7 billion, or 0.73 percent, and $6.3 billion, or 0.93 percent for the same periods in 2013. The decreases in net charge-offs were due to credit quality improvement across all major portfolios. For more information on the provision for credit losses, see Provision for Credit Losses on page 116.

Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Personnel	$8,039	$8,310	$26,094	$26,732
Occupancy	1,070	1,096	3,264	3,359
Equipment	514	538	1,594	1,620
Marketing	446	511	1,338	1,377
Professional fees	611	702	1,795	2,045
Amortization of intangibles	234	270	708	820
Data processing	754	779	2,348	2,370
Telecommunications	311	397	1,005	1,217
Other general operating	8,163	3,786	22,775	12,367
Total noninterest expense	$20,142	$16,389	$60,921	$51,907

Noninterest expense increased $3.8 billion to $20.1 billion, and $9.0 billion to $60.9 billion for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily driven by higher litigation expense in other general operating expense. Litigation expense increased $4.9 billion to $6.0 billion for the three months ended September 30, 2014 driven by the DoJ Settlement and other litigation charges, and increased $12.2 billion to $16.0 billion for the nine months ended September 30, 2014 also due to the settlement with FHFA. Personnel expense decreased $271 million and $638 million as we continued to streamline processes and achieve cost savings.

In connection with Project New BAC, which was first announced in the third quarter of 2011, we expected to achieve cost savings in certain noninterest expense categories as we streamlined workflows, simplified processes and aligned expenses with our overall strategic plan and operating principles. We expected total cost savings from Project New BAC to reach $8 billion on an annualized basis, or $2 billion per quarter, by mid-2015. During the three months ended September 30, 2014, we successfully completed our Project New BAC expense program ahead of schedule by reaching our target of $2 billion in cost savings per quarter.

Income Tax Expense

Table 5
Income Tax Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Income before income taxes	$431	$4,845	$2,545	$12,327
Income tax expense	663	2,348	762	4,335
Effective tax rate	153.8%	48.5%	29.9%	35.2%

The effective tax rate for the three months ended September 30, 2014 was driven by the non-deductible treatment of charges for the FX Matters and for a portion of the DoJ Settlement, partially offset by recurring tax preference items, the impact of the resolution of several tax examinations and tax benefits from a non-U.S. restructuring. The effective tax rate for the nine months ended September 30, 2014 was impacted by the recurring preference and other tax benefit items previously mentioned, which more than offset the impact of the non-deductible charges. We expect an effective tax rate of approximately 31 percent, absent any unusual items, for the fourth quarter of 2014.

The effective tax rates for the three and nine months ended September 30, 2013 were primarily driven by the $1.1 billion negative impact of the U.K. corporate income tax rate reduction enacted in July 2013 on deferred tax assets, partially offset by our recurring tax preference items. Also reflected in the effective tax rate for the nine months ended September 30, 2013 was an increase in benefits from the 2012 non-U.S. restructurings.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
				Average Balance
	September 30 2014	December 31 2013	% Change	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(Dollars in millions)				2014	2013		2014	2013
Assets
Cash and cash equivalents	$128,659	$131,322	(2)%	$135,996	$113,064	20%	$142,577	$103,540	38%
Federal funds sold and securities borrowed or purchased under agreements to resell	223,310	190,328	17	223,978	223,434	—	224,001	231,379	(3)
Trading account assets	188,489	200,993	(6)	202,385	194,324	4	202,439	220,343	(8)
Debt securities	368,124	323,945	14	359,653	327,493	10	345,194	342,278	1
Loans and leases	891,315	928,233	(4)	899,241	923,978	(3)	910,360	914,888	—
Allowance for loan and lease losses	(15,106)	(17,428)	(13)	(15,538)	(20,473)	(24)	(16,352)	(22,031)	(26)
All other assets	338,822	344,880	(2)	330,394	361,610	(9)	340,079	382,767	(11)
Total assets	$2,123,613	$2,102,273	1	$2,136,109	$2,123,430	1	$2,148,298	$2,173,164	(1)
Liabilities
Deposits	$1,111,981	$1,119,271	(1)	$1,127,488	$1,090,611	3	$1,124,777	$1,082,005	4
Federal funds purchased and securities loaned or sold under agreements to repurchase	217,925	198,106	10	216,244	235,205	(8)	214,566	268,737	(20)
Trading account liabilities	76,867	83,469	(8)	84,988	84,648	—	90,176	90,321	—
Short-term borrowings	33,275	45,999	(28)	38,866	44,220	(12)	45,218	42,749	6
Long-term debt	250,115	249,674	—	251,772	258,717	(3)	255,084	267,582	(5)
All other liabilities	194,769	173,069	13	178,717	179,637	(1)	181,677	187,644	(3)
Total liabilities	1,884,932	1,869,588	1	1,898,075	1,893,038	—	1,911,498	1,939,038	(1)
Shareholders' equity	238,681	232,685	3	238,034	230,392	3	236,800	234,126	1
Total liabilities and shareholders' equity	$2,123,613	$2,102,273	1	$2,136,109	$2,123,430	1	$2,148,298	$2,173,164	(1)

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

Balance Sheet Management Actions in Third Quarter 2014

The Corporation took certain actions in the third quarter of 2014 to further optimize the balance sheet, resulting in a decrease in total assets of $47 billion compared to June 30, 2014. We shifted the mix of certain discretionary assets out of less liquid loans to more liquid debt securities. This included the conversion of $6.5 billion of residential mortgage loans with standby insurance agreements into agency securities and the sale of $2.5 billion of nonperforming and delinquent loans. We reduced the Global Markets balance sheet and associated funding by $11.7 billion, including a decrease of $3.3 billion in low-margin prime brokerage loans. The $22 billion decline in deposits was also driven by optimization efforts, including the reduction of deposits with less LCR benefit. Additionally, from a capital standpoint, $3.1 billion of preferred stock was issued in the quarter improving Basel 3 Tier 1 regulatory capital at the parent company.

Balance Sheet Analysis

Assets

At September 30, 2014, total assets were approximately $2.1 trillion, up $21.3 billion from December 31, 2013. The key drivers were increased debt securities due to purchases of U.S. treasuries, and higher securities borrowed or purchased under agreements to resell from higher matched-book trading activity. These increases were partially offset by a decline in consumer loan balances due to paydowns, net charge-offs and nonperforming and delinquent loan sales outpacing new originations, a reduction in trading account assets, and a decline in commercial loan balances.

Average total assets increased $12.7 billion for the three months ended September 30, 2014 compared to the same period in 2013. The increase was driven by increases in cash and cash equivalents primarily driven by higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks in connection with anticipated Basel 3 LCR requirements and increases in debt securities due to purchases of U.S. treasuries. These increases were partially offset by declines in consumer balances due to paydowns, net charge-offs and nonperforming and delinquent loan sales outpacing new originations, and declines in all other assets driven by decreases in customer and other receivables and time deposits placed.

Average total assets decreased $24.9 billion for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was driven by declines in all other assets primarily due to decreases in other earning assets, customer and other receivables, derivative dealer assets and loans held-for-sale (LHFS). The decrease in average total assets was also driven by a decline in trading account assets due to a reduction in U.S. treasuries inventory and agency pass-throughs, and a decline in securities borrowed or purchased under agreements to resell due to a lower matched-book. The decrease in average total assets was partially offset by increases in cash and cash equivalents primarily driven by higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks.

Liabilities and Shareholders' Equity

At September 30, 2014, total liabilities were approximately $1.9 trillion, up $15.3 billion from December 31, 2013, driven by an increase in all other liabilities primarily from higher payables primarily related to litigation, and higher securities loaned or sold under agreements to repurchase due to an increase in matched-book trading activity. The increases were partially offset by planned reductions in other short-term borrowings and a decline in deposits.

Average total liabilities increased $5.0 billion for the three months ended September 30, 2014 compared to the same period in 2013 driven by growth in deposits. This increase was partially offset by planned reductions in securities loaned or sold under agreements to repurchase, long-term debt as maturities outpaced new issuances, and short-term borrowings.

Average total liabilities decreased $27.5 billion for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was due to lower matched-booked trading activity and planned reductions in securities loaned or sold under agreements to repurchase, planned reductions in long-term debt as maturities outpaced new issuances, and decreases in derivative liabilities. These decreases were partially offset by growth in deposits.

Shareholders' equity of $238.7 billion at September 30, 2014 increased $6.0 billion from December 31, 2013 driven by issuances of preferred stock and an increase in accumulated other comprehensive income (OCI) driven by a positive net change in the fair value of available-for-sale (AFS) debt securities, partially offset by common stock repurchases.

Average shareholders' equity of $238.0 billion for the three months ended September 30, 2014 increased $7.6 billion from the same period in 2013 driven by increased retained earnings, an increase in accumulated OCI driven by a positive net change in the fair value of AFS debt securities, and preferred stock issuances, partially offset by common stock repurchases.

Average shareholders' equity of $236.8 billion for the nine months ended September 30, 2014 increased $2.7 billion from the same period in 2013 driven by increased retained earnings, partially offset by common stock repurchases.

Table 7
Selected Quarterly Financial Data
	2014 Quarters			2013 Quarters
(In millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$10,219	$10,013	$10,085	$10,786	$10,266
Noninterest income	10,990	11,734	12,481	10,702	11,264
Total revenue, net of interest expense	21,209	21,747	22,566	21,488	21,530
Provision for credit losses	636	411	1,009	336	296
Noninterest expense	20,142	18,541	22,238	17,307	16,389
Income (loss) before income taxes	431	2,795	(681)	3,845	4,845
Income tax expense (benefit)	663	504	(405)	406	2,348
Net income (loss)	(232)	2,291	(276)	3,439	2,497
Net income (loss) applicable to common shareholders	(470)	2,035	(514)	3,183	2,218
Average common shares issued and outstanding	10,516	10,519	10,561	10,633	10,719
Average diluted common shares issued and outstanding (1)	10,516	11,265	10,561	11,404	11,482
Performance ratios
Return on average assets	n/m	0.42%	n/m	0.64%	0.47%
Four quarter trailing return on average assets (2)	0.24%	0.37	0.45%	0.53	0.40
Return on average common shareholders' equity	n/m	3.68	n/m	5.74	4.06
Return on average tangible common shareholders' equity (3)	n/m	5.47	n/m	8.61	6.15
Return on average tangible shareholders' equity (3)	n/m	5.64	n/m	8.53	6.32
Total ending equity to total ending assets	11.24	10.94	10.79	11.07	10.92
Total average equity to total average assets	11.14	10.87	11.06	10.93	10.85
Dividend payout	n/m	5.16	n/m	3.33	4.82
Per common share data
Earnings (loss)	$(0.04)	$0.19	$(0.05)	$0.30	$0.21
Diluted earnings (loss) (1)	(0.04)	0.19	(0.05)	0.29	0.20
Dividends paid	0.05	0.01	0.01	0.01	0.01
Book value	20.99	21.16	20.75	20.71	20.50
Tangible book value (3)	14.09	14.24	13.81	13.79	13.62
Market price per share of common stock
Closing	$17.05	$15.37	$17.20	$15.57	$13.80
High closing	17.18	17.34	17.92	15.88	14.95
Low closing	14.98	14.51	16.10	13.69	12.83
Market capitalization	$179,296	$161,628	$181,117	$164,914	$147,429

(1)
The diluted earnings (loss) per common share excluded the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in the third and first quarters of 2014 because of the net loss applicable to common shareholders.

(2)	Calculated as total net income (loss) for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 17.

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 83.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 100 and corresponding Table 46, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 109 and corresponding Table 55.

(7)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $246 million, $160 million, $391 million, $741 million and $443 million of write-offs in the purchased credit-impaired loan portfolio in the third, second and first quarters of 2014 and in the fourth and third quarters of 2013, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(9)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) for 2013.

n/a = not applicable
n/m = not meaningful

Table 7
Selected Quarterly Financial Data (continued)
	2014 Quarters			2013 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Average balance sheet
Total loans and leases	$899,241	$912,580	$919,482	$929,777	$923,978
Total assets	2,136,109	2,169,555	2,139,266	2,134,875	2,123,430
Total deposits	1,127,488	1,128,563	1,118,178	1,112,674	1,090,611
Long-term debt	251,772	259,825	253,678	251,055	258,717
Common shareholders' equity	222,368	222,215	223,201	220,088	216,766
Total shareholders' equity	238,034	235,797	236,553	233,415	230,392
Asset quality (4)
Allowance for credit losses (5)	$15,635	$16,314	$17,127	$17,912	$19,912
Nonperforming loans, leases and foreclosed properties (6)	14,232	15,300	17,732	17,772	20,028
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.71%	1.75%	1.84%	1.90%	2.10%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	112	108	97	102	100
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	100	95	85	87	84
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)	$6,013	$6,488	$7,143	$7,680	$8,972
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6, 7)	67%	64%	55%	57%	54%
Net charge-offs (8)	$1,043	$1,073	$1,388	$1,582	$1,687
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.46%	0.48%	0.62%	0.68%	0.73%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.48	0.49	0.64	0.70	0.75
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.57	0.55	0.79	1.00	0.92
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	1.53	1.63	1.89	1.87	2.10
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	1.61	1.70	1.96	1.93	2.17
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	3.65	3.67	2.95	2.78	2.90
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	3.27	3.25	2.58	2.38	2.42
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.95	3.20	2.30	1.89	2.30
Capital ratios at period end (9)
Risk-based capital:
Common equity tier 1 capital	12.0%	12.0%	11.8%	n/a	n/a
Tier 1 common capital	n/a	n/a	n/a	10.9%	10.8%
Tier 1 capital	12.8	12.5	11.9	12.2	12.1
Total capital	15.8	15.3	14.8	15.1	15.1
Tier 1 leverage	7.9	7.7	7.4	7.7	7.6
Tangible equity (3)	8.10	7.85	7.65	7.86	7.73
Tangible common equity (3)	7.22	7.14	7.00	7.20	7.08
For footnotes see page 13.

Table 8
Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(In millions, except per share information)	2014	2013
Income statement
Net interest income	$30,317	$31,479
Noninterest income	35,205	35,975
Total revenue, net of interest expense	65,522	67,454
Provision for credit losses	2,056	3,220
Noninterest expense	60,921	51,907
Income before income taxes	2,545	12,327
Income tax expense	762	4,335
Net income	1,783	7,992
Net income applicable to common shareholders	1,051	6,899
Average common shares issued and outstanding	10,532	10,764
Average diluted common shares issued and outstanding	10,588	11,524
Performance ratios
Return on average assets	0.11%	0.49%
Return on average common shareholders' equity	0.63	4.23
Return on average tangible common shareholders' equity (1)	0.94	6.40
Return on average tangible shareholders' equity (1)	1.45	6.67
Total ending equity to total ending assets	11.24	10.92
Total average equity to total average assets	11.02	10.77
Dividend payout	70.06	4.68
Per common share data
Earnings	$0.10	$0.64
Diluted earnings	0.10	0.62
Dividends paid	0.07	0.03
Book value	20.99	20.50
Tangible book value (1)	14.09	13.62
Market price per share of common stock
Closing	$17.05	$13.80
High closing	17.92	14.95
Low closing	14.51	11.03
Market capitalization	$179,296	$147,429

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 17.

(2)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 83.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 100 and corresponding Table 46, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 109 and corresponding Table 55.

(5)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(6)
Net charge-offs exclude $797 million and $1.6 billion of write-offs in the purchased credit-impaired loan portfolio for the nine months ended September 30, 2014 and 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

Table 8
Selected Year-to-Date Financial Data (continued)
	Nine Months Ended September 30
(Dollars in millions)	2014	2013
Average balance sheet
Total loans and leases	$910,360	$914,888
Total assets	2,148,298	2,173,164
Total deposits	1,124,777	1,082,005
Long-term debt	255,084	267,582
Common shareholders' equity	222,591	217,922
Total shareholders' equity	236,800	234,126
Asset quality (2)
Allowance for credit losses (3)	$15,635	$19,912
Nonperforming loans, leases and foreclosed properties (4)	14,232	20,028
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	1.71%	2.10%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	112	100
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (4)	100	84
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5)	$6,013	$8,972
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (4, 5)	67%	54%
Net charge-offs (6)	$3,504	$6,315
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 6)	0.52%	0.93%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (4)	0.53	0.96
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.64	1.17
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	1.53	2.10
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	1.61	2.17
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (6)	3.22	2.30
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.88	1.92
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.63	1.84
For footnotes see page 15.

Supplemental Financial Data

We view net interest income and related ratios and analyses on an FTE basis, which when presented on a consolidated basis, are non-GAAP financial measures. We believe managing the business with net interest income on an FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

Certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on an FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield measures the bps we earn over the cost of funds.

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

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2014 Quarters			2013 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Fully taxable-equivalent basis data
Net interest income	$10,444	$10,226	$10,286	$10,999	$10,479
Total revenue, net of interest expense	21,434	21,960	22,767	21,701	21,743
Net interest yield (1)	2.29%	2.22%	2.29%	2.44%	2.33%
Efficiency ratio	93.97	84.43	97.68	79.75	75.38

(1)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. Prior period yields have been reclassified to conform to current period presentation.

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2014 Quarters			2013 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,219	$10,013	$10,085	$10,786	$10,266
Fully taxable-equivalent adjustment	225	213	201	213	213
Net interest income on a fully taxable-equivalent basis	$10,444	$10,226	$10,286	$10,999	$10,479
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$21,209	$21,747	$22,566	$21,488	$21,530
Fully taxable-equivalent adjustment	225	213	201	213	213
Total revenue, net of interest expense on a fully taxable-equivalent basis	$21,434	$21,960	$22,767	$21,701	$21,743
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$663	$504	$(405)	$406	$2,348
Fully taxable-equivalent adjustment	225	213	201	213	213
Income tax expense (benefit) on a fully taxable-equivalent basis	$888	$717	$(204)	$619	$2,561
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$222,368	$222,215	$223,201	$220,088	$216,766
Goodwill	(69,792)	(69,822)	(69,842)	(69,864)	(69,903)
Intangible assets (excluding MSRs)	(4,992)	(5,235)	(5,474)	(5,725)	(5,993)
Related deferred tax liabilities	2,077	2,100	2,165	2,231	2,296
Tangible common shareholders' equity	$149,661	$149,258	$150,050	$146,730	$143,166
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$238,034	$235,797	$236,553	$233,415	$230,392
Goodwill	(69,792)	(69,822)	(69,842)	(69,864)	(69,903)
Intangible assets (excluding MSRs)	(4,992)	(5,235)	(5,474)	(5,725)	(5,993)
Related deferred tax liabilities	2,077	2,100	2,165	2,231	2,296
Tangible shareholders' equity	$165,327	$162,840	$163,402	$160,057	$156,792
Reconciliation of period-end common shareholders' equity to period-end tangible common shareholders' equity
Common shareholders' equity	$220,768	$222,565	$218,536	$219,333	$218,967
Goodwill	(69,784)	(69,810)	(69,842)	(69,844)	(69,891)
Intangible assets (excluding MSRs)	(4,849)	(5,099)	(5,337)	(5,574)	(5,843)
Related deferred tax liabilities	2,019	2,078	2,100	2,166	2,231
Tangible common shareholders' equity	$148,154	$149,734	$145,457	$146,081	$145,464
Reconciliation of period-end shareholders' equity to period-end tangible shareholders' equity
Shareholders' equity	$238,681	$237,411	$231,888	$232,685	$232,282
Goodwill	(69,784)	(69,810)	(69,842)	(69,844)	(69,891)
Intangible assets (excluding MSRs)	(4,849)	(5,099)	(5,337)	(5,574)	(5,843)
Related deferred tax liabilities	2,019	2,078	2,100	2,166	2,231
Tangible shareholders' equity	$166,067	$164,580	$158,809	$159,433	$158,779
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,123,613	$2,170,557	$2,149,851	$2,102,273	$2,126,653
Goodwill	(69,784)	(69,810)	(69,842)	(69,844)	(69,891)
Intangible assets (excluding MSRs)	(4,849)	(5,099)	(5,337)	(5,574)	(5,843)
Related deferred tax liabilities	2,019	2,078	2,100	2,166	2,231
Tangible assets	$2,050,999	$2,097,726	$2,076,772	$2,029,021	$2,053,150

Table 10
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2014	2013
Fully taxable-equivalent basis data
Net interest income	$30,956	$32,125
Total revenue, net of interest expense	66,161	68,100
Net interest yield (1)	2.27%	2.35%
Efficiency ratio	92.08	76.22
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$30,317	$31,479
Fully taxable-equivalent adjustment	639	646
Net interest income on a fully taxable-equivalent basis	$30,956	$32,125
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$65,522	$67,454
Fully taxable-equivalent adjustment	639	646
Total revenue, net of interest expense on a fully taxable-equivalent basis	$66,161	$68,100
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$762	$4,335
Fully taxable-equivalent adjustment	639	646
Income tax expense on a fully taxable-equivalent basis	$1,401	$4,981
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$222,591	$217,922
Goodwill	(69,818)	(69,926)
Intangible assets (excluding MSRs)	(5,232)	(6,269)
Related deferred tax liabilities	2,114	2,360
Tangible common shareholders' equity	$149,655	$144,087
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$236,800	$234,126
Goodwill	(69,818)	(69,926)
Intangible assets (excluding MSRs)	(5,232)	(6,269)
Related deferred tax liabilities	2,114	2,360
Tangible shareholders' equity	$163,864	$160,291

(1)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. Prior period yields have been reclassified to conform to current period presentation.

Table 11
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013

Consumer & Business Banking
Reported net income	$1,856	$1,787	$5,327	$4,638
Adjustment related to intangibles (2)	1	2	3	6
Adjusted net income	$1,857	$1,789	$5,330	$4,644

Average allocated equity (3)	$61,441	$62,024	$61,458	$62,050
Adjustment related to goodwill and a percentage of intangibles	(31,941)	(32,024)	(31,958)	(32,050)
Average allocated capital	$29,500	$30,000	$29,500	$30,000

Deposits
Reported net income	$799	$564	$2,157	$1,434
Adjustment related to intangibles (2)	—	—	—	1
Adjusted net income	$799	$564	$2,157	$1,435

Average allocated equity (3)	$36,485	$35,390	$36,484	$35,395
Adjustment related to goodwill and a percentage of intangibles	(19,985)	(19,990)	(19,984)	(19,995)
Average allocated capital	$16,500	$15,400	$16,500	$15,400

Consumer Lending
Reported net income	$1,057	$1,223	$3,170	$3,204
Adjustment related to intangibles (2)	1	2	3	5
Adjusted net income	$1,058	$1,225	$3,173	$3,209

Average allocated equity (3)	$24,956	$26,634	$24,974	$26,655
Adjustment related to goodwill and a percentage of intangibles	(11,956)	(12,034)	(11,974)	(12,055)
Average allocated capital	$13,000	$14,600	$13,000	$14,600

Global Wealth & Investment Management
Reported net income	$813	$720	$2,268	$2,199
Adjustment related to intangibles (2)	4	4	10	13
Adjusted net income	$817	$724	$2,278	$2,212

Average allocated equity (3)	$22,204	$20,283	$22,223	$20,302
Adjustment related to goodwill and a percentage of intangibles	(10,204)	(10,283)	(10,223)	(10,302)
Average allocated capital	$12,000	$10,000	$12,000	$10,000

Global Banking
Reported net income	$1,414	$1,137	$4,002	$3,718
Adjustment related to intangibles (2)	1	1	1	2
Adjusted net income	$1,415	$1,138	$4,003	$3,720

Average allocated equity (3)	$53,402	$45,413	$53,405	$45,412
Adjustment related to goodwill and a percentage of intangibles	(22,402)	(22,413)	(22,405)	(22,412)
Average allocated capital	$31,000	$23,000	$31,000	$23,000

Global Markets
Reported net income (loss)	$369	$(875)	$2,778	$1,199
Adjustment related to intangibles (2)	3	2	7	6
Adjusted net income (loss)	$372	$(873)	$2,785	$1,205

Average allocated equity (3)	$39,371	$35,369	$39,373	$35,366
Adjustment related to goodwill and a percentage of intangibles	(5,371)	(5,369)	(5,373)	(5,366)
Average allocated capital	$34,000	$30,000	$34,000	$30,000

(1)	There are no adjustments to reported net income (loss) or average allocated equity for CRES.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

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

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on an FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 48, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on an FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 12 provides additional clarity in assessing our results.

Table 12
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Net interest income (FTE basis)
As reported	$10,444	$10,479	$30,956	$32,125
Impact of trading-related net interest income	(900)	(883)	(2,658)	(2,806)
Net interest income excluding trading-related net interest income (1)	$9,544	$9,596	$28,298	$29,319
Average earning assets (2)
As reported	$1,813,482	$1,789,045	$1,819,247	$1,826,575
Impact of trading-related earning assets	(441,661)	(446,181)	(449,248)	(476,853)
Average earning assets excluding trading-related earning assets (1)	$1,371,821	$1,342,864	$1,369,999	$1,349,722
Net interest yield contribution (FTE basis) (2, 3)
As reported	2.29%	2.33%	2.27%	2.35%
Impact of trading-related activities	0.47	0.51	0.48	0.55
Net interest yield on earning assets excluding trading-related activities (1)	2.76%	2.84%	2.75%	2.90%

(1)	Represents a non-GAAP financial measure.

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

For the three and nine months ended September 30, 2014, net interest income excluding trading-related net interest income decreased $52 million to $9.5 billion, and $1.0 billion to $28.3 billion compared to the same periods in 2013. The decreases were primarily due to lower loan yields, lower consumer loan balances and lower income from the asset and liability management (ALM) portfolio, partially offset by reductions in funding yields and balances and higher commercial loan balances. In addition to the factors described above, the nine-month decrease was also driven by the impact of market-related premium amortization on debt securities, which declined $1.1 billion from a benefit of $575 million to an expense of $531 million. For more information on the impact of interest rates, see Interest Rate Risk Management for Non-trading Activities on page 128.

Average earning assets excluding trading-related earning assets for the three and nine months ended September 30, 2014 increased $29.0 billion to $1,371.8 billion, and $20.3 billion to $1,370.0 billion compared to the same periods in 2013. The increases were primarily in interest-bearing deposits with the Federal Reserve and commercial loans, partially offset by declines in other earning assets and consumer loans. An increase in investment securities also contributed to the increase for the three months ended September 30, 2014.

For the three and nine months ended September 30, 2014, net interest yield on earning assets excluding trading-related activities decreased eight bps to 2.76 percent, and 15 bps to 2.75 percent compared to the same periods in 2013 due to the same factors as described above.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis
	Third Quarter 2014			Second Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$110,876	$77	0.28%	$123,582	$85	0.28%
Time deposits placed and other short-term investments	10,457	41	1.54	10,509	39	1.51
Federal funds sold and securities borrowed or purchased under agreements to resell	223,978	239	0.42	235,393	297	0.51
Trading account assets	143,282	1,148	3.18	147,798	1,214	3.29
Debt securities (2)	359,653	2,236	2.48	345,889	2,134	2.46
Loans and leases (3):
Residential mortgage (4)	235,271	2,083	3.54	243,405	2,195	3.61
Home equity	88,590	836	3.76	90,729	842	3.72
U.S. credit card	88,866	2,093	9.34	88,058	2,042	9.30
Non-U.S. credit card	11,784	304	10.25	11,759	308	10.51
Direct/Indirect consumer (5)	82,669	523	2.51	82,102	524	2.56
Other consumer (6)	2,111	19	3.44	2,012	17	3.60
Total consumer	509,291	5,858	4.58	518,065	5,928	4.58
U.S. commercial	230,891	1,659	2.85	230,486	1,673	2.91
Commercial real estate (7)	46,071	344	2.96	48,315	357	2.97
Commercial lease financing	24,325	211	3.48	24,409	193	3.16
Non-U.S. commercial	88,663	560	2.51	91,305	569	2.50
Total commercial	389,950	2,774	2.83	394,515	2,792	2.84
Total loans and leases	899,241	8,632	3.82	912,580	8,720	3.83
Other earning assets	65,995	710	4.27	65,099	665	4.09
Total earning assets (8)	1,813,482	13,083	2.87	1,840,850	13,154	2.86
Cash and due from banks (1)	25,120			27,377
Other assets, less allowance for loan and lease losses	297,507			301,328
Total assets	$2,136,109			$2,169,555

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

(4)
Includes non-U.S. residential mortgage loans of $3 million, $2 million and $0 in the third, second and first quarters of 2014, and $56 million and $83 million in the fourth and third quarters of 2013, respectively.

(5)
Includes non-U.S. consumer loans of $4.3 billion, $4.4 billion and $4.6 billion in the third, second and first quarters of 2014, and $5.1 billion and $6.7 billion in the fourth and third quarters of 2013, respectively.

(6)
Includes consumer finance loans of $1.1 billion, $1.1 billion and $1.2 billion in the third, second and first quarters of 2014, and $1.2 billion and $1.3 billion in the fourth and third quarters of 2013, respectively; consumer leases of $887 million, $762 million and $656 million in the third, second and first quarters of 2014, and $549 million and $431 million in the fourth and third quarters of 2013, respectively; consumer overdrafts of $161 million, $137 million and $140 million in the third, second and first quarters of 2014, and $163 million and $172 million in the fourth and third quarters of 2013, respectively; and other non-U.S. consumer loans of $3 million for each of the quarters of 2014 and $2 million for each of the quarters of 2013.

(7)
Includes U.S. commercial real estate loans of $45.0 billion, $46.7 billion and $47.0 billion in the third, second and first quarters of 2014, and $44.5 billion and $41.5 billion in the fourth and third quarters of 2013, respectively; and non-U.S. commercial real estate loans of $1.0 billion, $1.6 billion and $1.8 billion in the third, second and first quarters of 2014, and $1.8 billion and $1.7 billion in the fourth and third quarters of 2013, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $30 million, $13 million and $5 million in the third, second and first quarters of 2014, and $0 and $1 million in the fourth and third quarters of 2013, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $602 million, $621 million and $592 million in the third, second and first quarters of 2014, and $588 million and $556 million in the fourth and third quarters of 2013, respectively. For more information on interest rate contracts, see Interest Rate Risk Management for Non-trading Activities on page 128.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2014			Fourth Quarter 2013			Third Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$112,570	$72	0.26%	$90,196	$59	0.26%	$78,360	$50	0.26%
Time deposits placed and other short-term investments	13,880	49	1.43	15,782	48	1.21	17,256	47	1.07
Federal funds sold and securities borrowed or purchased under agreements to resell	212,504	265	0.51	203,415	304	0.59	223,434	291	0.52
Trading account assets	147,583	1,213	3.32	156,194	1,182	3.01	144,502	1,093	3.01
Debt securities (2)	329,711	2,005	2.41	325,119	2,455	3.02	327,493	2,211	2.70
Loans and leases (3):
Residential mortgage (4)	247,561	2,238	3.62	253,988	2,374	3.74	256,297	2,359	3.68
Home equity	92,754	853	3.71	95,374	953	3.98	98,172	930	3.77
U.S. credit card	89,545	2,092	9.48	90,057	2,125	9.36	90,005	2,226	9.81
Non-U.S. credit card	11,554	308	10.79	11,171	310	11.01	10,633	317	11.81
Direct/Indirect consumer (5)	81,728	530	2.63	82,990	565	2.70	83,773	587	2.78
Other consumer (6)	1,962	18	3.66	1,929	17	3.73	1,876	19	3.88
Total consumer	525,104	6,039	4.64	535,509	6,344	4.72	540,756	6,438	4.74
U.S. commercial	228,058	1,651	2.93	225,596	1,700	2.99	221,541	1,704	3.05
Commercial real estate (7)	48,753	368	3.06	46,341	374	3.20	43,164	352	3.24
Commercial lease financing	24,727	234	3.78	24,468	206	3.37	23,862	203	3.41
Non-U.S. commercial	92,840	543	2.37	97,863	544	2.21	94,655	529	2.22
Total commercial	394,378	2,796	2.87	394,268	2,824	2.84	383,222	2,788	2.89
Total loans and leases	919,482	8,835	3.88	929,777	9,168	3.92	923,978	9,226	3.97
Other earning assets	67,568	697	4.18	78,214	709	3.61	74,022	677	3.62
Total earning assets (8)	1,803,298	13,136	2.93	1,798,697	13,925	3.08	1,789,045	13,595	3.02
Cash and due from banks (1)	28,258			35,063			34,704
Other assets, less allowance for loan and lease losses	307,710			301,115			299,681
Total assets	$2,139,266			$2,134,875			$2,123,430
For footnotes see page 22.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2014			Second Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,803	$1	0.01%	$47,450	$—	—%
NOW and money market deposit accounts	517,043	78	0.06	519,399	79	0.06
Consumer CDs and IRAs	65,579	58	0.35	68,706	70	0.41
Negotiable CDs, public funds and other deposits	31,806	28	0.34	33,412	29	0.35
Total U.S. interest-bearing deposits	661,231	165	0.10	668,967	178	0.11
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	8,022	22	1.10	10,538	19	0.72
Governments and official institutions	1,706	1	0.15	1,754	—	0.14
Time, savings and other	61,331	82	0.54	64,091	85	0.53
Total non-U.S. interest-bearing deposits	71,059	105	0.59	76,383	104	0.55
Total interest-bearing deposits	732,290	270	0.15	745,350	282	0.15
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	255,111	591	0.92	271,247	763	1.13
Trading account liabilities	84,988	392	1.83	95,153	398	1.68
Long-term debt	251,772	1,386	2.19	259,825	1,485	2.29
Total interest-bearing liabilities (8)	1,324,161	2,639	0.79	1,371,575	2,928	0.86
Noninterest-bearing sources:
Noninterest-bearing deposits	395,198			383,213
Other liabilities	178,716			178,970
Shareholders' equity	238,034			235,797
Total liabilities and shareholders' equity	$2,136,109			$2,169,555
Net interest spread			2.08%			2.00%
Impact of noninterest-bearing sources			0.21			0.22
Net interest income/yield on earning assets		$10,444	2.29%		$10,226	2.22%
For footnotes see page 22.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2014			Fourth Quarter 2013			Third Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$45,196	$1	0.01%	$43,665	$5	0.05%	$43,968	$5	0.05%
NOW and money market deposit accounts	523,237	83	0.06	514,220	89	0.07	508,136	100	0.08
Consumer CDs and IRAs	71,141	84	0.48	74,635	96	0.51	78,161	113	0.57
Negotiable CDs, public funds and other deposits	29,826	27	0.37	29,060	29	0.39	27,108	28	0.41
Total U.S. interest-bearing deposits	669,400	195	0.12	661,580	219	0.13	657,373	246	0.15
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	11,071	21	0.75	13,902	22	0.62	12,799	17	0.54
Governments and official institutions	1,857	1	0.14	1,734	1	0.18	1,551	1	0.19
Time, savings and other	60,506	74	0.50	58,529	72	0.49	54,926	70	0.51
Total non-U.S. interest-bearing deposits	73,434	96	0.53	74,165	95	0.51	69,276	88	0.50
Total interest-bearing deposits	742,834	291	0.16	735,745	314	0.17	726,649	334	0.18
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	252,971	609	0.98	271,538	682	1.00	279,425	683	0.97
Trading account liabilities	90,448	435	1.95	82,393	364	1.75	84,648	375	1.76
Long-term debt	253,678	1,515	2.41	251,055	1,566	2.48	258,717	1,724	2.65
Total interest-bearing liabilities (8)	1,339,931	2,850	0.86	1,340,731	2,926	0.87	1,349,439	3,116	0.92
Noninterest-bearing sources:
Noninterest-bearing deposits	375,344			376,929			363,962
Other liabilities	187,438			183,800			179,637
Shareholders' equity	236,553			233,415			230,392
Total liabilities and shareholders' equity	$2,139,266			$2,134,875			$2,123,430
Net interest spread			2.07%			2.21%			2.10%
Impact of noninterest-bearing sources			0.22			0.23			0.23
Net interest income/yield on earning assets		$10,286	2.29%		$10,999	2.44%		$10,479	2.33%
For footnotes see page 22.

Table 14
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Nine Months Ended September 30
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$115,670	$234	0.27%	$66,636	$123	0.25%
Time deposits placed and other short-term investments	11,603	129	1.49	16,162	139	1.15
Federal funds sold and securities borrowed or purchased under agreements to resell	224,001	801	0.48	231,379	925	0.53
Trading account assets	146,205	3,575	3.27	173,312	3,697	2.85
Debt securities (2)	345,194	6,375	2.45	342,278	7,324	2.85
Loans and leases (3):
Residential mortgage (4)	242,034	6,516	3.59	257,393	6,944	3.60
Home equity	90,676	2,531	3.73	101,911	2,880	3.78
U.S. credit card	88,820	6,227	9.37	90,473	6,667	9.85
Non-U.S. credit card	11,700	920	10.51	10,757	961	11.95
Direct/Indirect consumer (5)	82,170	1,577	2.57	82,879	1,805	2.91
Other consumer (6)	2,029	54	3.56	1,766	56	4.13
Total consumer	517,429	17,825	4.60	545,179	19,313	4.73
U.S. commercial	229,822	4,983	2.90	216,609	5,108	3.15
Commercial real estate (7)	47,703	1,069	3.00	41,000	1,018	3.32
Commercial lease financing	24,485	638	3.48	23,659	645	3.63
Non-U.S. commercial	90,921	1,672	2.46	88,441	1,539	2.33
Total commercial	392,931	8,362	2.84	369,709	8,310	3.00
Total loans and leases	910,360	26,187	3.84	914,888	27,623	4.03
Other earning assets	66,214	2,072	4.18	81,920	2,123	3.46
Total earning assets (8)	1,819,247	39,373	2.89	1,826,575	41,954	3.07
Cash and due from banks (1)	26,907			36,904
Other assets, less allowance for loan and lease losses	302,144			309,685
Total assets	$2,148,298			$2,173,164

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

(4)	Includes non-U.S. residential mortgage loans of $2 million and $86 million for the nine months ended September 30, 2014 and 2013.

(5)	Includes non-U.S. consumer loans of $4.5 billion and $7.3 billion for the nine months ended September 30, 2014 and 2013.

(6)
Includes consumer finance loans of $1.1 billion and $1.3 billion, consumer leases of $769 million and $288 million, consumer overdrafts of $146 million and $150 million, and other non-U.S. consumer loans of $3 million and $2 million for the nine months ended September 30, 2014 and 2013.

(7)
Includes U.S. commercial real estate loans of $46.2 billion and $39.4 billion, and non-U.S. commercial real estate loans of $1.5 billion and $1.6 billion for the nine months ended September 30, 2014 and 2013.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $48 million and $205 million for the nine months ended September 30, 2014 and 2013. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.8 billion and $1.8 billion for the nine months ended September 30, 2014 and 2013. For more information on interest rate contracts, see Interest Rate Risk Management for Non-trading Activities on page 128.

Table 14
Year-to-Date Average Balances and Interest Rates – FTE Basis (continued)
	Nine Months Ended September 30
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,489	$2	0.01%	$43,937	$17	0.05%
NOW and money market deposit accounts	519,870	240	0.06	503,339	324	0.09
Consumer CDs and IRAs	68,455	212	0.41	81,694	375	0.61
Negotiable CDs, public funds and other deposits	31,688	84	0.35	25,707	87	0.45
Total U.S. interest-bearing deposits	666,502	538	0.11	654,677	803	0.16
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	9,866	62	0.84	11,936	58	0.65
Governments and official institutions	1,772	2	0.14	1,534	2	0.18
Time, savings and other	61,979	241	0.52	54,651	219	0.54
Total non-U.S. interest-bearing deposits	73,617	305	0.55	68,121	279	0.55
Total interest-bearing deposits	740,119	843	0.15	722,798	1,082	0.20
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	259,786	1,963	1.01	311,486	2,241	0.96
Trading account liabilities	90,176	1,225	1.82	90,321	1,274	1.89
Long-term debt	255,084	4,386	2.30	267,582	5,232	2.61
Total interest-bearing liabilities (8)	1,345,165	8,417	0.84	1,392,187	9,829	0.94
Noninterest-bearing sources:
Noninterest-bearing deposits	384,658			359,207
Other liabilities	181,675			187,644
Shareholders' equity	236,800			234,126
Total liabilities and shareholders' equity	$2,148,298			$2,173,164
Net interest spread			2.05%			2.13%
Impact of noninterest-bearing sources			0.22			0.22
Net interest income/yield on earning assets		$30,956	2.27%		$32,125	2.35%
For footnotes see page 26.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through five business segments: CBB, CRES, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 17. Table 15 provides selected summary financial data for our business segments and All Other for the three and nine months ended September 30, 2014 compared to the same periods in 2013. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 15
Business Segment Results
	Three Months Ended September 30
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer & Business Banking	$7,511	$7,524	$617	$761	$3,979	$3,967	$1,856	$1,787
Consumer Real Estate Services	1,093	1,577	286	(308)	7,275	3,403	(5,184)	(990)
Global Wealth & Investment Management	4,666	4,390	(15)	23	3,403	3,247	813	720
Global Banking	4,093	4,008	(32)	322	1,904	1,923	1,414	1,137
Global Markets	4,136	3,219	45	47	3,336	2,881	369	(875)
All Other	(65)	1,025	(265)	(549)	245	968	500	718
Total FTE basis	21,434	21,743	636	296	20,142	16,389	(232)	2,497
FTE adjustment	(225)	(213)	—	—	—	—	—	—
Total Consolidated	$21,209	$21,530	$636	$296	$20,142	$16,389	$(232)	$2,497

	Nine Months Ended September 30
	2014	2013	2014	2013	2014	2013	2014	2013
Consumer & Business Banking	$22,320	$22,369	$1,963	$2,680	$11,912	$12,287	$5,327	$4,638
Consumer Real Estate Services	3,675	6,003	291	318	21,290	12,161	(13,003)	(4,058)
Global Wealth & Investment Management	13,802	13,310	—	30	10,207	9,770	2,268	2,199
Global Banking	12,541	12,176	365	634	5,832	5,608	4,002	3,718
Global Markets	13,731	12,192	83	36	9,275	8,724	2,778	1,199
All Other	92	2,050	(646)	(478)	2,405	3,357	411	296
Total FTE basis	66,161	68,100	2,056	3,220	60,921	51,907	1,783	7,992
FTE adjustment	(639)	(646)	—	—	—	—	—	—
Total Consolidated	$65,522	$67,454	$2,056	$3,220	$60,921	$51,907	$1,783	$7,992

(1)
Total revenue is net of interest expense and is on an FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 17.

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

Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of our ALM activities.

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

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 63. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

During the latest annual planning process, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, we adjusted the amount of capital being allocated to our business segments. This change resulted in a reduction of unallocated capital, which is included in All Other, and an aggregate increase in the amount of capital being allocated to the business segments.

For more information on the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended September 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$2,592	$2,457	$2,360	$2,599	$4,952	$5,056	(2)%
Noninterest income:
Card income	17	15	1,217	1,160	1,234	1,175	5
Service charges	1,137	1,063	—	—	1,137	1,063	7
All other income	144	126	44	104	188	230	(18)
Total noninterest income	1,298	1,204	1,261	1,264	2,559	2,468	4
Total revenue, net of interest expense (FTE basis)	3,890	3,661	3,621	3,863	7,511	7,524	—

Provision for credit losses	61	96	556	665	617	761	(19)
Noninterest expense	2,573	2,682	1,406	1,285	3,979	3,967	—
Income before income taxes	1,256	883	1,659	1,913	2,915	2,796	4
Income tax expense (FTE basis)	457	319	602	690	1,059	1,009	5
Net income	$799	$564	$1,057	$1,223	$1,856	$1,787	4

Net interest yield (FTE basis)	1.87%	1.85%	6.75%	7.17%	3.45%	3.70%
Return on average allocated capital	19.21	14.55	32.29	33.28	24.97	23.67
Efficiency ratio (FTE basis)	66.17	73.26	38.80	33.25	52.98	52.72

Balance Sheet
	Three Months Ended September 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$22,314	$22,383	$138,565	$143,336	$160,879	$165,719	(3)%
Total earning assets (1)	550,136	526,108	138,756	143,771	569,084	542,614	5
Total assets (1)	582,637	558,714	148,246	152,436	611,075	583,885	5
Total deposits	544,274	521,510	n/m	n/m	545,116	522,009	4
Allocated capital	16,500	15,400	13,000	14,600	29,500	30,000	(2)

(1)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

	Nine Months Ended September 30
	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$7,737	$7,317	$7,096	$7,787	$14,833	$15,104	(2)%
Noninterest income:
Card income	51	45	3,512	3,523	3,563	3,568	—
Service charges	3,272	3,110	1	1	3,273	3,111	5
All other income	388	344	263	242	651	586	11
Total noninterest income	3,711	3,499	3,776	3,766	7,487	7,265	3
Total revenue, net of interest expense (FTE basis)	11,448	10,816	10,872	11,553	22,320	22,369	—

Provision for credit losses	194	194	1,769	2,486	1,963	2,680	(27)
Noninterest expense	7,835	8,333	4,077	3,954	11,912	12,287	(3)
Income before income taxes	3,419	2,289	5,026	5,113	8,445	7,402	14
Income tax expense (FTE basis)	1,262	855	1,856	1,909	3,118	2,764	13
Net income	$2,157	$1,434	$3,170	$3,204	$5,327	$4,638	15

Net interest yield (FTE basis)	1.89%	1.88%	6.82%	7.28%	3.52%	3.77%
Return on average allocated capital	17.48	12.46	32.64	29.39	24.16	20.70
Efficiency ratio (FTE basis)	68.44	77.04	37.50	34.22	53.37	54.93

Balance Sheet
	Nine Months Ended September 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$22,443	$22,477	$138,612	$142,575	$161,055	$165,052	(2)%
Total earning assets (1)	545,988	519,824	139,149	143,014	562,807	536,290	5
Total assets (1)	578,653	552,533	148,527	151,633	604,850	577,618	5
Total deposits	540,337	515,190	n/m	n/m	541,119	515,655	5
Allocated capital	16,500	15,400	13,000	14,600	29,500	30,000	(2)

Period end	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013	% Change
Total loans and leases	$22,394	$22,578	$138,951	$142,516	$161,345	$165,094	(2)%
Total earning assets (1)	551,501	535,121	139,038	143,917	570,678	550,757	4
Total assets (1)	583,827	567,978	148,718	153,376	612,684	593,074	3
Total deposits	545,696	530,920	n/m	n/m	546,791	531,669	3
For footnotes see page 30.

CBB, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 4,900 banking centers, 15,700 ATMs, nationwide call centers, and online and mobile platforms.

CBB Results

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for CBB increased $69 million to $1.9 billion primarily driven by lower provision for credit losses and higher noninterest income, partially offset by lower net interest income. Net interest income decreased $104 million to $5.0 billion due to lower average loan balances and card yields, partially offset by higher deposit balances. Noninterest income increased $91 million to $2.6 billion primarily due to higher deposit service charges and card income.

The provision for credit losses decreased $144 million to $617 million primarily as a result of improvements in credit quality. Noninterest expense of $4.0 billion remained relatively unchanged.

The return on average allocated capital was 24.97 percent, up from 23.67 percent, reflecting an increase in net income combined with a small decrease in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for CBB increased $689 million to $5.3 billion primarily driven by lower provision for credit losses, lower noninterest expense and higher noninterest income, partially offset by lower net interest income. Net interest income decreased $271 million to $14.8 billion driven by the same factors as described in the three-month discussion above. Noninterest income increased $222 million to $7.5 billion primarily due to portfolio divestiture gains and higher service charges, partially offset by lower revenue from consumer protection products.

The provision for credit losses decreased $717 million to $2.0 billion driven by the same factor as described in the three-month discussion above. Noninterest expense decreased $375 million to $11.9 billion primarily driven by lower operating, FDIC and litigation expenses.

The return on average allocated capital was 24.16 percent, up from 20.70 percent, reflecting an increase in net income combined with a small decrease in allocated capital.

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

Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 42.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for Deposits increased $235 million to $799 million driven by higher revenue, and lower noninterest expense and provision for credit losses. Net interest income increased $135 million to $2.6 billion primarily driven by a combination of pricing discipline and the beneficial impact of an increase in investable assets as a result of higher deposit balances. Noninterest income increased $94 million to $1.3 billion primarily due to higher deposit service charges.

The provision for credit losses decreased $35 million to $61 million as a result of a slight improvement in credit quality. Noninterest expense decreased $109 million to $2.6 billion due to lower operating expenses, partially offset by higher personnel and litigation expenses.

Average deposits increased $22.8 billion to $544.3 billion driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $33.5 billion was partially offset by a decline in time deposits of $10.7 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by four bps to six bps.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for Deposits increased $723 million to $2.2 billion driven by higher revenue and a decrease in noninterest expense. Net interest income increased $420 million to $7.7 billion primarily driven by the same factors as described in the three-month discussion above. Noninterest income increased $212 million to $3.7 billion primarily due to higher deposit service charges and investment and brokerage income.

The provision for credit losses of $194 million remained relatively unchanged. Noninterest expense decreased $498 million to $7.8 billion due to lower operating, FDIC and litigation expenses.

Average deposits increased $25.1 billion to $540.3 billion driven by a continuing customer shift to more liquid products in the low rate environment. Additionally, $3.5 billion of the increase in average deposits was due to net transfers from other businesses, largely GWIM.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Total deposit spreads (excludes noninterest costs)	1.60%	1.52%	1.58%	1.52%

Period end
Client brokerage assets (in millions)			$108,533	$89,517
Online banking active accounts (units in thousands)			30,821	30,197
Mobile banking active accounts (units in thousands)			16,107	13,967
Banking centers			4,947	5,243
ATMs			15,675	16,201

Client brokerage assets increased $19.0 billion driven by increased account flows and market valuations. Mobile banking customers increased 2.1 million reflecting continuing changes in our customers' banking preferences. The number of banking centers declined 296 and ATMs declined 526 as we continue to optimize our consumer banking network and improve our cost-to-serve.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for Consumer Lending decreased $166 million to $1.1 billion primarily driven by lower net interest income and higher noninterest expense, partially offset by lower provision for credit losses. Net interest income decreased $239 million to $2.4 billion driven by the impact of lower average loan balances and card yields. Noninterest income of $1.3 billion remained relatively unchanged.

The provision for credit losses decreased $109 million to $556 million due to continued improvement in credit quality, due in part to lower delinquencies. Noninterest expense increased $121 million to $1.4 billion primarily driven by higher operating expenses.

Average loans decreased $4.8 billion to $138.6 billion primarily driven by the net migration of credit card loan balances to GWIM as described above, portfolio divestitures and continued run-off of non-core portfolios, partially offset by an increase in small business lending.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for Consumer Lending decreased $34 million to $3.2 billion primarily due to lower net interest income and higher noninterest expense, partially offset by lower provision for credit losses. Net interest income decreased $691 million to $7.1 billion driven by the same factors as described in the three-month discussion above. Noninterest income of $3.8 billion remained relatively unchanged.

The provision for credit losses decreased $717 million to $1.8 billion due to the same factors as described in the three-month discussion above. Noninterest expense increased $123 million to $4.1 billion driven by higher operating expenses, partially offset by lower litigation expense.

Average loans decreased $4.0 billion to $138.6 billion primarily driven by the net migration of credit card loan balances to GWIM as described above, continued run-off of non-core portfolios and portfolio divestitures, partially offset by an increase in consumer auto loans and small business lending.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Total U.S. credit card (1)
Gross interest yield	9.34%	9.82%	9.37%	9.85%
Risk-adjusted margin	9.33	8.68	9.26	8.54
New accounts (in thousands)	1,202	1,048	3,357	2,912
Purchase volumes	$53,784	$52,823	$156,231	$151,400
Debit card purchase volumes	$67,990	$66,712	$203,372	$199,087

(1)	Total U.S. credit card includes portfolios in CBB and GWIM.

During the three and nine months ended September 30, 2014, the total U.S. credit card risk-adjusted margin increased 65 bps and 72 bps compared to the same periods in 2013 due to an improvement in credit quality, and for the nine months ended September 30, 2014, portfolio divestiture gains. Total U.S. credit card purchase volumes increased $961 million to $53.8 billion, and $4.8 billion to $156.2 billion and debit card purchase volumes increased $1.3 billion to $68.0 billion, and $4.3 billion to $203.4 billion compared to the same periods in 2013, reflecting higher levels of consumer spending.

Consumer Real Estate Services

	Three Months Ended September 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$332	$329	$387	$404	$719	$733	(2)%
Noninterest income:
Mortgage banking income	206	345	152	430	358	775	(54)
All other income (loss)	(2)	35	18	34	16	69	(77)
Total noninterest income	204	380	170	464	374	844	(56)
Total revenue, net of interest expense (FTE basis)	536	709	557	868	1,093	1,577	(31)

Provision for credit losses	18	(11)	268	(297)	286	(308)	n/m
Noninterest expense	629	885	6,646	2,518	7,275	3,403	114
Loss before income taxes	(111)	(165)	(6,357)	(1,353)	(6,468)	(1,518)	n/m
Income tax benefit (FTE basis)	(40)	(63)	(1,244)	(465)	(1,284)	(528)	143
Net loss	$(71)	$(102)	$(5,113)	$(888)	$(5,184)	$(990)	n/m

Net interest yield (FTE basis)	2.38%	2.50%	4.01%	3.36%	3.13%	2.91%

Balance Sheet
	Three Months Ended September 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$52,733	$46,878	$35,238	$41,528	$87,971	$88,406	—%
Total earning assets (1)	55,214	52,074	38,330	47,685	91,244	99,759	(9)
Total assets (1)	55,295	52,305	51,455	65,917	104,451	118,222	(12)
Allocated capital	6,000	6,000	17,000	18,000	23,000	24,000	(4)

(1)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total CRES.

n/m = not meaningful

	Nine Months Ended September 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$990	$1,020	$1,127	$1,154	$2,117	$2,174	(3)%
Noninterest income:
Mortgage banking income	620	1,696	812	1,976	1,432	3,672	(61)
All other income (loss)	22	(23)	104	180	126	157	(20)
Total noninterest income	642	1,673	916	2,156	1,558	3,829	(59)
Total revenue, net of interest expense (FTE basis)	1,632	2,693	2,043	3,310	3,675	6,003	(39)

Provision for credit losses	50	145	241	173	291	318	(8)
Noninterest expense	2,012	2,576	19,278	9,585	21,290	12,161	75
Loss before income taxes	(430)	(28)	(17,476)	(6,448)	(17,906)	(6,476)	n/m
Income tax benefit (FTE basis)	(159)	(10)	(4,744)	(2,408)	(4,903)	(2,418)	103
Net loss	$(271)	$(18)	$(12,732)	$(4,040)	$(13,003)	$(4,058)	n/m

Net interest yield (FTE basis)	2.45%	2.56%	3.90%	3.13%	3.05%	2.84%
Efficiency ratio (FTE basis)	n/m	95.65	n/m	n/m	n/m	n/m

Balance Sheet
	Nine Months Ended September 30
Average	2014	2013	2014	2013	2014	2013	% Change
Total loans and leases	$51,705	$46,990	$36,673	$43,488	$88,378	$90,478	(2)%
Total earning assets (1)	54,144	53,180	38,626	49,318	92,770	102,498	(9)
Total assets (1)	54,146	53,594	54,031	69,312	108,177	122,906	(12)
Allocated capital	6,000	6,000	17,000	18,000	23,000	24,000	(4)

Period end	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013	% Change
Total loans and leases	$53,478	$51,021	$34,484	$38,732	$87,962	$89,753	(2)%
Total earning assets (1)	56,690	54,071	40,869	43,092	91,973	97,163	(5)
Total assets (1)	56,042	53,933	52,852	59,458	103,309	113,391	(9)
For footnotes see page 35.

CRES operations include Home Loans and Legacy Assets & Servicing. Home Loans is responsible for ongoing residential first mortgage and home equity loan production activities and the CRES home equity loan portfolio not selected for inclusion in the Legacy Assets & Servicing owned portfolio. Legacy Assets & Servicing is responsible for our mortgage servicing activities related to loans serviced for others and loans held by the Corporation, including loans that have been designated as the Legacy Assets & Servicing Portfolios. The Legacy Assets & Servicing Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 38. In addition, Legacy Assets & Servicing is responsible for managing legacy exposures related to CRES (e.g., litigation, representations and warranties). This alignment allows CRES management to lead the ongoing Home Loans business while also providing focus on legacy mortgage issues and servicing activities.

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

CRES Results

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The net loss for CRES increased $4.2 billion to a net loss of $5.2 billion primarily driven by higher litigation expense, which is included in noninterest expense, related to the DoJ Settlement and a lower tax benefit rate resulting from the non-deductible treatment of a portion of the DoJ Settlement, higher provision for credit losses and lower mortgage banking income. Mortgage banking income decreased $417 million due to both lower servicing income and lower core production revenue, partially offset by lower representations and warranties provision. The provision for credit losses increased $594 million due to $400 million of additional costs associated with the consumer relief portion of the DoJ Settlement and a slower pace of credit quality improvement. Noninterest expense increased $3.9 billion due to a $5.0 billion increase in litigation expense primarily for the DoJ Settlement. Excluding litigation, noninterest expense decreased $1.1 billion to $2.0 billion due to a decline in default-related servicing expenses and lower mortgage-related assessments, waivers and similar costs related to foreclosure delays in Legacy Assets & Servicing and a decline in personnel expense resulting from lower loan originations in Home Loans.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The net loss for CRES increased $8.9 billion to a net loss of $13.0 billion primarily driven by higher litigation expense as a result of both the DoJ Settlement and the settlement with FHFA as well as the same factors as described in the three-month discussion above. Mortgage banking income decreased $2.2 billion driven by the same factors as described in the three-month discussion above. The provision for credit losses decreased $27 million to $291 million driven by the continued improvement in portfolio trends including increased home prices, partially offset by additional costs associated with the consumer relief portion of the DoJ Settlement. Noninterest expense increased $9.1 billion primarily due to a $12.4 billion increase in litigation expense as a result of the DoJ Settlement and the settlement with FHFA. Excluding litigation, noninterest expense decreased $3.2 billion to $6.3 billion driven by the same factors as described in the three-month discussion above.

Home Loans

Home Loans products are available to our customers through our retail network, direct telephone and online access delivered by a sales force of approximately 2,600 mortgage loan officers, including nearly 1,500 banking center mortgage loan officers covering nearly 2,800 banking centers, and a nearly 700-person centralized sales force based in five call centers.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The net loss for Home Loans decreased $31 million to a net loss of $71 million driven by lower noninterest expense, partially offset by a decrease in noninterest income and higher provision for credit losses. Noninterest income decreased $176 million due to lower mortgage banking income driven by a decline in core production revenue as a result of lower origination volumes. The provision for credit losses increased $29 million due to a slower pace of credit quality improvement. Noninterest expense decreased $256 million primarily due to lower personnel expense resulting from lower loan originations.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The net loss for Home Loans increased $253 million to a net loss of $271 million driven by lower noninterest income, partially offset by lower noninterest expense and lower provision for credit losses. Noninterest income decreased $1.0 billion due to the same factors as described in the three-month discussion above and continued industry-wide margin compression. The provision for credit losses decreased $95 million reflecting continued improvement in portfolio trends including increased home prices. Noninterest expense decreased $564 million driven by the same factors as described in the three-month discussion above.

Legacy Assets & Servicing

Legacy Assets & Servicing is responsible for all of our in-house servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 27 percent and 33 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at September 30, 2014 and 2013. In addition, Legacy Assets & Servicing is responsible for managing subservicing arrangements.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The net loss for Legacy Assets & Servicing increased $4.2 billion to a net loss of $5.1 billion driven by higher litigation expense, which is included in noninterest expense, related to the DoJ Settlement and a lower tax benefit rate resulting from the non-deductible treatment of a portion of the DoJ Settlement, higher provision for credit losses and lower mortgage banking income. Mortgage banking income decreased $278 million driven by a decline in servicing income due to a smaller servicing portfolio combined with less favorable MSR, net-of-hedge performance, partially offset by lower representations and warranties provision. The provision for credit losses increased $565 million due to $400 million of additional costs associated with the consumer relief portion of the DoJ Settlement and a slower pace of credit quality improvement.

Noninterest expense increased $4.1 billion due to a $5.0 billion increase in litigation expense as discussed in CRES results above, partially offset by a decrease in default-related servicing expenses and lower mortgage-related assessments, waivers and similar costs related to foreclosure delays. Excluding litigation, noninterest expense decreased $839 million to $1.3 billion. We expect that noninterest expense in Legacy Assets & Servicing, excluding litigation expense, will decline to $1.1 billion for the first quarter of 2015.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The net loss for Legacy Assets & Servicing increased $8.7 billion to a net loss of $12.7 billion driven by an increase in noninterest expense, a lower tax benefit rate resulting from the non-deductible treatment of a portion of the DoJ Settlement, lower mortgage banking income and higher provision for credit losses. Mortgage banking income decreased $1.2 billion due to the same factors as described in three-month discussion above. The provision for credit losses increased $68 million due to the DoJ Settlement as described in the three-month discussion above, partially offset by continued improvement in portfolio trends including increased home prices.

Noninterest expense increased $9.7 billion due to higher litigation expense as a result of the DoJ Settlement and the settlement with FHFA, partially offset by the same factors as described in the three-month discussion above. Excluding litigation, noninterest expense decreased $2.7 billion to $4.3 billion.

Legacy Portfolios

The Legacy Portfolios (both owned and serviced) include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards in place as of December 31, 2010. The purchased credit-impaired (PCI) portfolio, as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011, are also included in the Legacy Portfolios. Since determining the pool of loans to be included in the Legacy Portfolios as of January 1, 2011, the criteria have not changed for these portfolios, but will continue to be evaluated over time.

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. The home equity loan portfolio is held on the balance sheet of Legacy Assets & Servicing, and the residential mortgage loan portfolio is held on the balance sheet of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $17.1 billion during the nine months ended September 30, 2014 to $95.0 billion, of which $34.5 billion were held on the Legacy Assets & Servicing balance sheet and the remainder was held on the balance sheet of All Other. The decrease was primarily related to paydowns, loan sales, PCI write-offs and charge-offs.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes loans serviced by Legacy Assets & Servicing in both the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 25 percent and 32 percent of the total residential mortgage serviced portfolio of $636.0 billion and $795.0 billion, as measured by unpaid principal balance, at September 30, 2014 and 2013. The decline in the Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales, loan sales and other servicing transfers, paydowns and payoffs.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	September 30
(Dollars in billions)	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$160	$251
60 days or more past due	32	67

Number of loans serviced (in thousands)
Residential mortgage loans
Total	853	1,290
60 days or more past due	163	327

(1)	Excludes loans for which servicing transferred to third parties as of September 30, 2014 with an effective MSR sale date of October 1, 2014, totaling $78 million.

(2)	Excludes $36 billion and $41 billion of home equity loans and HELOCs at September 30, 2014 and 2013.

Non-Legacy Portfolio

As previously discussed, Legacy Assets & Servicing is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 75 percent and 68 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at September 30, 2014 and 2013. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales and other servicing transfers, paydowns and payoffs.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	September 30
(Dollars in billions)	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$476	$544
60 days or more past due	10	13

Number of loans serviced (in thousands)
Residential mortgage loans
Total	3,035	3,450
60 days or more past due	58	71

(1)	Excludes loans for which servicing transferred to third parties as of September 30, 2014 with an effective MSR sale date of October 1, 2014, totaling $439 million.

(2)	Excludes $50 billion and $53 billion of home equity loans and HELOCs at September 30, 2014 and 2013.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Production income:
Core production revenue	$293	$465	$884	$2,140
Representations and warranties provision	(167)	(323)	(432)	(770)
Total production income	126	142	452	1,370
Servicing income:
Servicing fees	452	700	1,441	2,400
Amortization of expected cash flows (1)	(201)	(240)	(620)	(814)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	(19)	167	152	693
Other servicing-related revenue	—	6	7	23
Total net servicing income	232	633	980	2,302
Total CRES mortgage banking income	358	775	1,432	3,672
Eliminations (3)	(86)	(190)	(221)	(646)
Total consolidated mortgage banking income	$272	$585	$1,211	$3,026

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio included in All Other.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Core production revenue decreased $172 million due to lower origination volumes as described below. The representations and warranties provision decreased $156 million to $167 million. The provision was primarily related to non-government-sponsored enterprises exposures, partially offset by lower exposure to mortgage insurance rescissions due to settlements with certain mortgage insurance companies in 2014.

Net servicing income decreased $401 million driven by lower servicing fees due to a smaller servicing portfolio and less favorable MSR net-of-hedge performance, partially offset by lower amortization of expected cash flows. The decline in the size of our servicing portfolio was driven by strategic sales of MSRs during 2014 and 2013 as well as loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Core production revenue decreased $1.3 billion due to the same factors as described in the three-month discussion above, combined with industry-wide margin compression. The representations and warranties provision decreased $338 million to $432 million. The provision was related to the same factors as described in the three-month discussion above.

Net servicing income decreased $1.3 billion driven by the same factors as described in the three-month discussion above.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2014	2013	2014		2013
Loan production (1)
Total (2):
First mortgage	$11,725	$22,601	$31,674		$71,797
Home equity	3,224	1,831	7,812		4,446
CRES:
First mortgage	$8,861	$17,833	$24,024		$57,611
Home equity	2,970	1,599	7,157		3,824

Period end			September 30 2014		December 31 2013
Mortgage serviced portfolio (in billions) (1, 3)			$722		$810
Mortgage loans serviced for investors (in billions) (1)			491		550
Mortgage servicing rights:
Balance (4)			3,986		5,042
Capitalized mortgage servicing rights (% of loans serviced for investors)			81	bps	92	bps

(1)	The above loan production and period-end servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans.

(2)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(3)	Servicing of residential mortgage loans, HELOCs and home equity loans by Legacy Assets & Servicing.

(4)	At September 30, 2014, excludes $257 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.

First mortgage loan originations in CRES and for the total Corporation declined for the three and nine months ended September 30, 2014 compared to the same periods in 2013 reflecting a decline in the overall mortgage market as higher interest rates drove a decrease in refinances. The increase in interest rates also had an adverse impact on our mortgage loan applications, particularly for refinance mortgage loans compared to the same periods in 2013.

During the three months ended September 30, 2014, 57 percent of our first mortgage production volume was for refinance originations and 43 percent was for purchase originations compared to 78 percent and 22 percent for the same period in 2013. Home Affordable Refinance Program (HARP) refinance originations were five percent of all refinance originations compared to 17 percent for the same period in 2013. Making Home Affordable non-HARP refinance originations were 15 percent of all refinance originations compared to 17 percent for the same period in 2013. The remaining 80 percent of refinance originations was conventional refinances compared to 66 percent for the same period in 2013.

During the nine months ended September 30, 2014, 58 percent of our first mortgage production volume was for refinance originations and 42 percent was for purchase originations compared to 84 percent and 16 percent for the same period in 2013. HARP refinance originations were seven percent of all refinance originations compared to 24 percent for the same period in 2013. Making Home Affordable non-HARP refinance originations were 18 percent of all refinance originations compared to 19 percent for the same period in 2013. The remaining 75 percent of refinance originations was conventional refinances compared to 57 percent for the same period in 2013.

Home equity production for the total Corporation was $3.2 billion and $7.8 billion for the three and nine months ended September 30, 2014 compared to $1.8 billion and $4.4 billion for the same periods in 2013, with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved banking center engagement with customers and more competitive pricing.

Mortgage Servicing Rights

At September 30, 2014, the balance of consumer MSRs managed within CRES, which excludes $257 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $4.0 billion, which represented 81 bps of the related unpaid principal balance compared to $5.0 billion, or 92 bps of the related unpaid principal balance at December 31, 2013. The consumer MSR balance managed within CRES decreased $1.1 billion in the nine months ended September 30, 2014 primarily driven by a decrease in value due to lower mortgage rates compared to December 31, 2013, which resulted in higher forecasted prepayment speeds, and the recognition of modeled cash flows, partially offset by additions to the portfolio. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 60. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$1,460	$1,478	(1)%	$4,430	$4,579	(3)%
Noninterest income:
Investment and brokerage services	2,713	2,413	12	7,959	7,185	11
All other income	493	499	(1)	1,413	1,546	(9)
Total noninterest income	3,206	2,912	10	9,372	8,731	7
Total revenue, net of interest expense (FTE basis)	4,666	4,390	6	13,802	13,310	4

Provision for credit losses	(15)	23	n/m	—	30	(100)
Noninterest expense	3,403	3,247	5	10,207	9,770	4
Income before income taxes	1,278	1,120	14	3,595	3,510	2
Income tax expense (FTE basis)	465	400	16	1,327	1,311	1
Net income	$813	$720	13	$2,268	$2,199	3

Net interest yield (FTE basis)	2.32%	2.35%		2.36%	2.42%
Return on average allocated capital	26.98	28.71		25.37	29.57
Efficiency ratio (FTE basis)	72.94	73.97		73.95	73.41

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2014	2013	% Change	2014	2013	% Change
Total loans and leases	$121,002	$112,752	7%	$118,505	$109,499	8%
Total earning assets	249,738	249,204	—	251,042	252,487	(1)
Total assets	267,840	268,611	—	269,719	271,498	(1)
Total deposits	239,352	239,663	—	240,716	242,757	(1)
Allocated capital	12,000	10,000	20	12,000	10,000	20

Period end				September 30 2014	December 31 2013	% Change
Total loans and leases				$122,395	$115,846	6%
Total earning assets				249,586	254,031	(2)
Total assets				267,753	274,113	(2)
Total deposits				238,710	244,901	(3)
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

U.S. Trust, together with MLGWM's Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income increased $93 million to $813 million driven by higher noninterest income, partially offset by higher noninterest expense. Noninterest income increased $294 million to $3.2 billion primarily driven by increased asset management fees due to higher market valuation and the impact of long-term AUM flows. Noninterest expense increased $156 million to $3.4 billion primarily due to higher revenue-related incentive compensation and other volume-related expenses.

Revenue from MLGWM was $3.9 billion, up six percent, and revenue from U.S. Trust was $775 million, also up six percent, both driven by an increase in asset management fees related to higher market valuation and long-term AUM flows.

Return on average allocated capital was 26.98 percent, down from 28.71 percent as improved earnings were more than offset by increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income increased $69 million to $2.3 billion driven by higher noninterest income, partially offset by lower net interest income and higher noninterest expense. Noninterest income increased $641 million to $9.4 billion driven by the same factors as described in the three-month discussion above. Noninterest expense increased $437 million to $10.2 billion driven by higher revenue-related incentive compensation and support expenses. Net interest income decreased $149 million to $4.4 billion as a result of the low rate environment, partially offset by loan growth.

Revenue from MLGWM was $11.4 billion, up three percent, and revenue from U.S. Trust was $2.3 billion, up six percent, both driven by the same factors as described in the three-month discussion above.

Return on average allocated capital was 25.37 percent, down from 29.57 percent driven by the same factors as described in the three-month discussion above.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their related deposit and loan balances to or from CBB, Global Banking, CRES and the ALM portfolio, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs. During the first quarter of 2013, GWIM identified and transferred deposit balances of approximately $19 billion to CBB. Additionally, beginning in March 2013, the revenue and expense associated with GWIM clients who hold credit cards are included in GWIM; prior periods are in CBB.

Net Migration Summary
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Total deposits, net – GWIM from (to) CBB and Global Banking	$(41)	$627	$1,794	$(17,261)
Total loans, net – GWIM from (to) CBB, CRES and the ALM portfolio	(40)	(34)	(58)	(93)

Client Balances

The table below presents client balances which consist of AUM, brokerage assets, assets in custody, deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	September 30 2014	December 31 2013
Assets under management	$888,006	$821,449
Brokerage assets	1,073,858	1,045,122
Assets in custody	135,886	136,190
Deposits	238,710	244,901
Loans and leases (1)	125,625	118,776
Total client balances	$2,462,085	$2,366,438

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

The increase of $95.6 billion, or four percent, in client balances was driven by higher market valuation and long-term AUM flows.

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$2,249	$2,201	2%	$6,791	$6,613	3%
Noninterest income:
Service charges	684	716	(4)	2,050	2,103	(3)
Investment banking fees	727	693	5	2,383	2,276	5
All other income	433	398	9	1,317	1,184	11
Total noninterest income	1,844	1,807	2	5,750	5,563	3
Total revenue, net of interest expense (FTE basis)	4,093	4,008	2	12,541	12,176	3

Provision for credit losses	(32)	322	(110)	365	634	(42)
Noninterest expense	1,904	1,923	(1)	5,832	5,608	4
Income before income taxes	2,221	1,763	26	6,344	5,934	7
Income tax expense (FTE basis)	807	626	29	2,342	2,216	6
Net income	$1,414	$1,137	24	$4,002	$3,718	8

Net interest yield (FTE basis)	2.52%	2.87%		2.60%	3.07%
Return on average allocated capital	18.09	19.63		17.27	21.62
Efficiency ratio (FTE basis)	46.54	47.94		46.50	46.05

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2014	2013	% Change	2014	2013	% Change
Total loans and leases	$267,047	$260,085	3%	$269,963	$253,335	7%
Total earning assets	353,829	304,726	16	349,827	288,427	21
Total assets	395,185	346,412	14	393,094	330,251	19
Total deposits	265,721	239,189	11	260,398	229,206	14
Allocated capital	31,000	23,000	35	31,000	23,000	35

Period end				September 30 2014	December 31 2013	% Change
Total loans and leases				$268,612	$269,469	—%
Total earning assets				345,282	336,606	3
Total assets				386,919	378,659	2
Total deposits				255,177	265,171	(4)

Global Banking, which includes Global Corporate and Global Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also work with our clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker-dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships and not-for-profit companies. Global Corporate Banking includes large global corporations, financial institutions and leasing clients.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for Global Banking increased $277 million to $1.4 billion primarily driven by a reduction in the provision for credit losses and an increase in revenue. Revenue increased $85 million to $4.1 billion, reflecting higher investment banking fees and net interest income.

The provision for credit losses decreased $354 million to a benefit of $32 million as the prior-year period included increased reserves from loan growth. Noninterest expense of $1.9 billion remained relatively unchanged.

Return on average allocated capital was 18.09 percent, down from 19.63 percent as growth in earnings was more than offset by increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for Global Banking increased $284 million to $4.0 billion primarily driven by the same factors as described in the three-month discussion above, partially offset by higher noninterest expense. Revenue increased $365 million to $12.5 billion driven by the same factors as described in the three-month discussion above.

The provision for credit losses decreased $269 million to $365 million driven by improved credit quality in the current year, and the prior-year period included increased reserves from loan growth. Noninterest expense increased $224 million to $5.8 billion primarily from additional client-facing personnel expense and higher litigation expense.

Return on average allocated capital was 17.27 percent, down from 21.62 percent driven by the same factors as described in the three-month discussion above.

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

Global Corporate and Global Commercial Banking
	Three Months Ended September 30
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Revenue
Business Lending	$878	$891	$932	$960	$1,810	$1,851
Global Transaction Services	776	711	729	741	1,505	1,452
Total revenue, net of interest expense	$1,654	$1,602	$1,661	$1,701	$3,315	$3,303

Balance Sheet
Average
Total loans and leases	$127,534	$128,805	$139,499	$131,303	$267,033	$260,108
Total deposits	147,451	129,056	118,270	110,090	265,721	239,146

	Nine Months Ended September 30
	2014	2013	2014	2013	2014	2013
Revenue
Business Lending	$2,621	$2,609	$2,946	$2,956	$5,567	$5,565
Global Transaction Services	2,272	2,073	2,183	2,192	4,455	4,265
Total revenue, net of interest expense	$4,893	$4,682	$5,129	$5,148	$10,022	$9,830

Balance Sheet
Average
Total loans and leases	$129,513	$124,802	$140,436	$128,526	$269,949	$253,328
Total deposits	143,803	123,946	116,596	105,218	260,399	229,164

Period end
Total loans and leases	$130,029	$132,682	$138,581	$134,481	$268,610	$267,163
Total deposits	139,541	149,095	115,637	113,364	255,178	262,459

Global Corporate and Global Commercial Banking revenue remained relatively unchanged for the three months ended September 30, 2014 compared to the same period in 2013. Global Corporate and Global Commercial Banking revenue increased $192 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to higher revenue in Global Transaction Services.

Business Lending revenue in Global Corporate Banking and Global Commercial Banking declined $13 million and $28 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to lower net interest margin and credit service charges. Business Lending revenue in Global Corporate Banking and Global Commercial Banking remained relatively unchanged for the nine months ended September 30, 2014 compared to the same period in 2013.

Global Transaction Services revenue in Global Corporate Banking increased $65 million and $199 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013 driven by the impact of growth in U.S. and non-U.S. deposit balances. Global Transaction Services revenue in Global Commercial Banking remained relatively unchanged for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Average loans and leases in Global Corporate and Global Commercial Banking increased three percent and seven percent for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily driven by growth in the commercial and industrial and commercial real estate portfolios. Average deposits in Global Corporate and Global Commercial Banking increased 11 percent and 14 percent for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to client liquidity and international growth.

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

Investment Banking Fees
	Three Months Ended September 30				Nine Months Ended September 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Products
Advisory	$291	$226	$316	$255	$782	$699	$866	$773
Debt issuance	318	343	784	809	1,153	1,177	2,700	2,818
Equity issuance	118	124	315	329	448	400	1,142	1,008
Gross investment banking fees	727	693	1,415	1,393	2,383	2,276	4,708	4,599
Self-led deals	(26)	(30)	(64)	(96)	(77)	(65)	(184)	(211)
Total investment banking fees	$701	$663	$1,351	$1,297	$2,306	$2,211	$4,524	$4,388

Total Corporation investment banking fees of $1.4 billion, excluding self-led deals, included within Global Banking and Global Markets, increased four percent for the three months ended September 30, 2014 compared to the same period in 2013 as strong advisory fees were partially offset by lower debt and equity underwriting fees. Total Corporation investment banking fees of $4.5 billion, excluding self-led deals, included within Global Banking and Global Markets, increased three percent for the nine months ended September 30, 2014 compared to the same period in 2013 as strong equity underwriting, investment-grade underwriting and advisory fees were partially offset by lower underwriting fees for other debt products.

Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$988	$969	2%	$2,937	$3,086	(5)%
Noninterest income:
Investment and brokerage services	522	480	9	1,623	1,557	4
Investment banking fees	577	622	(7)	2,073	1,969	5
Trading account profits	1,786	1,201	49	5,921	5,939	—
All other income (loss)	263	(53)	n/m	1,177	(359)	n/m
Total noninterest income	3,148	2,250	40	10,794	9,106	19
Total revenue, net of interest expense (FTE basis)	4,136	3,219	28	13,731	12,192	13

Provision for credit losses	45	47	(4)	83	36	131
Noninterest expense	3,336	2,881	16	9,275	8,724	6
Income before income taxes	755	291	159	4,373	3,432	27
Income tax expense (FTE basis)	386	1,166	(67)	1,595	2,233	(29)
Net income (loss)	$369	$(875)	(142)	$2,778	$1,199	132

Return on average allocated capital	4.33%	n/m		10.95%	5.37%
Efficiency ratio (FTE basis)	80.65	89.52%		67.55	71.56

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2014	2013	% Change	2014	2013	% Change
Total trading-related assets (1)	$446,490	$442,597	1%	$447,886	$479,052	(7)%
Total loans and leases	62,939	64,491	(2)	63,402	57,886	10
Total earning assets (1)	457,815	458,626	—	464,298	489,007	(5)
Total assets	599,893	602,565	—	606,140	642,674	(6)
Allocated capital	34,000	30,000	13	34,000	30,000	13

Period end				September 30 2014	December 31 2013	% Change
Total trading-related assets (1)				$433,597	$411,080	5%
Total loans and leases				62,645	67,381	(7)
Total earning assets (1)				443,364	432,807	2
Total assets				598,668	575,482	4

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for Global Markets increased $1.2 billion to $369 million. Excluding net DVA and charges in 2013 related to the U.K. corporate income tax rate reduction, net income decreased $290 million to $241 million primarily driven by increased litigation expense and lower investment banking fees, partially offset by improved trading performance. Net DVA gains were $205 million compared to losses of $444 million. Noninterest expense increased $455 million to $3.3 billion due to higher litigation expense and revenue-related incentives. The increase in litigation expense was primarily due to the non-deductible charge related to the FX Matters as discussed in Recent Events on page 5. The U.K. corporate income tax rate reduction enacted in the third quarter of 2013 resulted in a $1.1 billion charge to income tax expense for the remeasurement of certain deferred tax assets.

Average earning assets remained relatively unchanged.

The return on average allocated capital was 4.33 percent. Excluding net DVA and charges in 2013 related to the U.K. corporate income tax rate reduction, the return on average allocated capital was 2.84 percent compared to 7.04 percent in the prior-year period, reflecting lower net income and an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 28.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for Global Markets increased $1.6 billion to $2.8 billion. Excluding net DVA and charges in 2013 related to the U.K. corporate income tax rate reduction, net income decreased $128 million to $2.5 billion primarily driven by higher litigation expense, partially offset by a $240 million gain related to the initial public offering of an equity investment and higher investment banking income. The first quarter of 2013 also included a write-down of a monoline receivable due to the settlement of a legacy matter. Net DVA gains were $386 million compared to losses of $540 million. Noninterest expense increased $551 million to $9.3 billion due to higher litigation expense and technology costs and investment in infrastructure.

Average earning assets decreased $24.7 billion to $464.3 billion largely driven by a decrease in trading assets to further optimize the balance sheet for liquidity purposes. For additional information, see Executive Summary – Balance Sheet Overview on page 11.

The return on average allocated capital was 10.95 percent, up from 5.37 percent, largely driven by increased net income, partially offset by an increase in allocated capital. Excluding net DVA and charges in 2013 related to the U.K. corporate income tax rate reduction, the return on average allocated capital was 10.00 percent, a decrease from 11.90 percent, driven by the same factors as described in the three-month discussion above.

Sales and Trading Revenue

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, RMBS, collateralized loan obligations (CLOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The table below and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the table below and related discussion present sales and trading revenue excluding the impact of net DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Sales and trading revenue
Fixed income, currencies and commodities	$2,381	$1,636	$7,833	$6,704
Equities	1,097	918	3,327	3,351
Total sales and trading revenue	$3,478	$2,554	$11,160	$10,055

Sales and trading revenue, excluding net DVA (3)
Fixed income, currencies and commodities	$2,247	$2,029	$7,563	$7,283
Equities	1,026	969	3,211	3,312
Total sales and trading revenue, excluding net DVA	$3,273	$2,998	$10,774	$10,595

(1)
Includes FTE adjustments of $38 million and $127 million for the three and nine months ended September 30, 2014 compared to $43 million and $137 million for the same periods in 2013. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $67 million and $219 million for the three and nine months ended September 30, 2014 compared to $108 million and $319 million for the same periods in 2013.

(3)
FICC and Equities sales and trading revenue, excluding the impact of net DVA, is a non-GAAP financial measure. FICC net DVA gains were $134 million and $270 million for the three and nine months ended September 30, 2014 compared to net DVA losses of $393 million and $579 million for the same periods in 2013. Equities net DVA gains were $71 million and $116 million for the three and nine months ended September 30, 2014 compared to net DVA losses of $51 million and gains of $39 million for the same periods in 2013.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Fixed-income, currency and commodities (FICC) revenue, excluding net DVA, increased $218 million to $2.2 billion primarily due to strong results in currencies due to increased volatility as well as gains in mortgages and commodities, partially offset by declines in rates as a result of continued low volatility and lower client activity in that market. Equities revenue, excluding net DVA, increased $57 million to $1.0 billion due to increased client financing revenue. Sales and trading revenue included total commissions and brokerage fee revenue of $522 million, substantially all from equities, which remained relatively unchanged.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

FICC revenue, excluding net DVA, increased $280 million to $7.6 billion driven by improvement in the credit-related businesses as well as a $450 million write-down of a monoline receivable in the prior-year period related to the settlement of a legacy matter, partially offset by the cost of financing additional liquid assets. Equities revenue, excluding net DVA, decreased $101 million to $3.2 billion also due to financing additional liquid assets.

All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Net interest income (FTE basis)	$76	$42	81%	$(152)	$569	n/m
Noninterest income:
Card income	93	79	18	267	245	9%
Equity investment income (loss)	(51)	1,122	n/m	679	2,217	(69)
Gains on sales of debt securities	410	347	18	1,149	866	33
All other loss	(593)	(565)	5	(1,851)	(1,847)	—
Total noninterest income	(141)	983	n/m	244	1,481	(84)
Total revenue, net of interest expense (FTE basis)	(65)	1,025	n/m	92	2,050	(96)

Provision for credit losses	(265)	(549)	(52)	(646)	(478)	35
Noninterest expense	245	968	(75)	2,405	3,357	(28)
Income (loss) before income taxes	(45)	606	n/m	(1,667)	(829)	101
Income tax benefit (FTE basis)	(545)	(112)	n/m	(2,078)	(1,125)	85
Net income	$500	$718	(30)	$411	$296	39

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2014	2013	% Change	2014	2013	% Change
Loans and leases:
Residential mortgage	$177,184	$206,409	(14)%	$186,280	$210,882	(12)%
Non-U.S. credit card	11,784	10,633	11	11,700	10,757	9
Other	10,435	15,483	(33)	11,077	16,999	(35)
Total loans and leases	199,403	232,525	(14)	209,057	238,638	(12)
Total assets (1)	157,665	203,735	(23)	166,318	228,217	(27)
Total deposits	29,268	35,419	(17)	33,147	35,063	(5)

Period end				September 30 2014	December 31 2013	% Change
Loans and leases:
Residential mortgage				$167,258	$197,061	(15)%
Non-U.S. credit card				11,433	11,541	(1)
Other				9,665	12,088	(20)
Total loans and leases				188,356	220,690	(15)
Total assets (1)				154,280	167,554	(8)
Total deposits				25,109	27,851	(10)

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $601.9 billion and $593.5 billion for the three and nine months ended September 30, 2014 compared to $540.4 billion and $530.4 billion for the same periods in 2013, and $592.0 billion and $569.9 billion at September 30, 2014 and December 31, 2013.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 128. Equity investments include GPI which is comprised of a portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. In connection with our strategy to focus on our core businesses and to conform with the Volcker Rule, the GPI portfolio has been actively winding down over the last several years through a series of portfolio and individual asset sale transactions. Additionally, certain residential mortgage loans that are managed by Legacy Assets & Servicing are held in All Other.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for All Other decreased $218 million to $500 million primarily due to a decrease of $1.2 billion in equity investment income, an increase of $232 million in U.K. PPI costs and a $284 million reduction in the benefit in the provision for credit losses, partially offset by a decrease of $723 million in noninterest expense and an increase of $433 million in the income tax benefit.

The benefit in the provision for credit losses declined $284 million to a benefit of $265 million driven by a slower pace of credit quality improvement related to the residential mortgage portfolio.

Noninterest expense decreased $723 million to $245 million primarily due to a decline in litigation expense and lower personnel expense. The income tax benefit was $545 million compared to a benefit of $112 million, with the increase driven by the release of tax reserves attributable to the resolution of certain examinations, and the change in pretax earnings.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for All Other increased $115 million to $411 million primarily due an increase of $283 million in gains on sales of debt securities, a $168 million improvement in the provision for credit losses, a decrease of $952 million in noninterest expense and an increase of $953 million in the income tax benefit, partially offset by a decrease of $1.5 billion in equity investment income and the negative impact of market-related premium amortization expense on debt securities.

The provision for credit losses improved $168 million to a benefit of $646 million primarily driven by the impact of net recoveries on loan sales, partially offset by a slower pace of credit quality improvement related to the residential mortgage portfolio.

Noninterest expense decreased $952 million to $2.4 billion primarily driven by the same factors as described in the three-month discussion above. The income tax benefit was $2.1 billion compared to a benefit of $1.1 billion, with the increase driven by the same factors as described in the three-month discussion above.

Equity Investment Activity

The tables below present the components of equity investments included in All Other at September 30, 2014 and December 31, 2013, and also a reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2014 and 2013.

Equity Investments
(Dollars in millions)			September 30 2014	December 31 2013
Global Principal Investments			$1,007	$1,604
Strategic and other investments			866	822
Total equity investments included in All Other			$1,873	$2,426

Equity Investment Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Global Principal Investments	$(37)	$122	$6	$278
Strategic and other investments	(14)	1,000	673	1,939
Total equity investment income (loss) included in All Other	(51)	1,122	679	2,217
Total equity investment income included in the business segments	60	62	471	210
Total consolidated equity investment income	$9	$1,184	$1,150	$2,427

Equity investments included in All Other decreased $553 million to $1.9 billion at September 30, 2014 compared to December 31, 2013, with the decrease due to sales in the GPI portfolio. GPI had unfunded equity commitments of $39 million at September 30, 2014 compared to $127 million at December 31, 2013.

Equity investment results included in All Other were a loss of $51 million and gain of $679 million for the three and nine months ended September 30, 2014, a decrease of $1.2 billion and $1.5 billion compared to the same periods in 2013. The decreases for the three- and nine-month periods were due to a $753 million gain on the sale of our remaining investment in CCB and a gain on the sale of a portion of an equity investment in the prior-year periods. Total Corporation equity investment income was $9 million and $1.2 billion for the three and nine months ended September 30, 2014, a decrease of $1.2 billion and $1.3 billion from the same periods in 2013, due to the same factors as described above, partially offset by a gain in 2014 related to the initial public offering of an equity investment in Global Markets.

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

We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements can be relied upon to predict the terms of future settlements. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims. Our liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation's results of operations or cash flows for any particular reporting period.

BNY Mellon Settlement

The settlement with Bank of New York Mellon (BNY Mellon Settlement) remains subject to final court approval and certain other conditions. It is not currently possible to predict the ultimate outcome or timing of the court approval process, which includes appeals and could take a substantial period of time. On January 31, 2014, the court issued a decision, order and judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee's conduct only with respect to the Trustee's consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. On February 21, 2014, final judgment was entered and the Trustee filed a notice of appeal regarding the court's ruling on loan modification claims in the settlement. Certain objectors to the settlement have filed cross-appeals appealing the court's approval of the settlement, some of whom have subsequently withdrawn their objections. All appeals were fully briefed by September 22, 2014, and oral argument occurred on October 23, 2014. The court's January 31, 2014 decision, order and judgment remain subject to these appeals, as well as a motion to reargue to be heard on February 26, 2015, and it is not possible at this time to predict when the court approval process will be completed.

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

Unresolved Repurchase Claims

Repurchase claims received from a counterparty are considered unresolved repurchase claims until the underlying loan is repurchased, the claim is rescinded by the counterparty or the representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution. Table 16 presents unresolved repurchase claims by counterparty at September 30, 2014 and December 31, 2013.

Table 16
Unresolved Repurchase Claims by Counterparty
(Dollars in millions)	September 30 2014	December 31 2013
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (1, 2, 3)	$23,012	$17,953
Monolines (4)	1,087	1,532
GSEs	70	170
Total unresolved repurchase claims	$24,169	$19,655

(1)
At both September 30, 2014 and December 31, 2013, unresolved repurchase claims did not include repurchase demands of $1.2 billion where the Corporation believes that these demands are procedurally or substantively invalid.

(2)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(3)
Includes $14.0 billion and $13.8 billion of claims based on individual file reviews and $9.0 billion and $4.1 billion of claims submitted without individual file reviews at September 30, 2014 and December 31, 2013.

(4)	At September 30, 2014, substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer.

During the three months ended September 30, 2014, we received $2.4 billion in new repurchase claims, including $2.1 billion of claims submitted without individual loan file reviews and $249 million of claims based on individual loan file reviews submitted by private-label securitization trustees, $60 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, and $19 million submitted by whole-loan investors. During the three months ended September 30, 2014, $135 million in claims were resolved. Of the claims resolved, $47 million were resolved through rescissions and $88 million were resolved through mortgage repurchases and make-whole payments with GSEs, private-label securitization trustees and whole-loan investors.

During the nine months ended September 30, 2014, we received $6.1 billion in new repurchase claims, including $4.9 billion of claims submitted without individual loan file reviews and $698 million of claims based on individual loan file reviews submitted by private-label securitization trustees and a financial guarantee provider, $301 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, and $217 million submitted by whole-loan investors. During the nine months ended September 30, 2014, $1.8 billion in claims were resolved. Of the claims resolved, $856 million were resolved through settlement, $464 million were resolved through rescissions and $505 million were resolved through mortgage repurchases and make-whole payments with GSEs, private-label securitization trustees and whole-loan investors.

The increase in the notional amount of unresolved repurchase claims during the three and nine months ended September 30, 2014 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to support a claim. We expect unresolved repurchase claims related to private-label securitizations to increase as such claims continue to be submitted and there is not an established process for the ultimate resolution of such claims on which there is a disagreement.

In addition to, and not included in, the total unresolved repurchase claims of $24.2 billion at September 30, 2014 are repurchase demands we have received from private-label securitization investors and a master servicer where we believe that these demands are procedurally or substantively invalid. The total amount outstanding of such demands was $1.2 billion at both September 30, 2014 and December 31, 2013, comprised of $935 million of demands received during 2012 and $272 million of demands related to trusts covered by the BNY Mellon Settlement. We do not believe that the aforementioned demands outstanding at September 30, 2014 are valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations. At September 30, 2014 and December 31, 2013, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $1.1 billion and $1.5 billion. Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. There may be additional claims or file requests in the future.

As a result of various settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, our exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $14.0 billion and loans with certain defects excluded from the settlements that we do not believe will be material, such as certain specified violations of the GSEs' charters, including fraud and title defects. As of September 30, 2014, of the $14.0 billion, approximately $11.4 billion in principal has been paid and $961 million in principal has defaulted or was severely delinquent. The notional amount of unresolved repurchase claims submitted by the GSEs was $60 million related to these vintages.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 59.

At September 30, 2014 and December 31, 2013, the liability for representations and warranties was $11.9 billion and $13.3 billion. For the three and nine months ended September 30, 2014, the representations and warranties provision was $167 million and $432 million compared to $323 million and $770 million for the same periods in 2013.

Our estimated liability at September 30, 2014 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions. Although we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have had little to no claim activity, or where the applicable statute of limitations has expired, these exposures are included in the estimated range of possible loss.

Experience with Investors Other than Government-sponsored Enterprises

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $970 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), including $786 billion to private-label and whole-loan investors without monoline insurance and $184 billion with monoline insurance. Of the $970 billion, $571 billion in principal has been paid, $198 billion in principal has defaulted, $47 billion in principal was severely delinquent, and $154 billion in principal was current or less than 180 days past due at September 30, 2014.

Table 17 details the population of loans originated between 2004 and 2008 and sold in non-agency securitizations or as whole loans by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of September 30, 2014.

Table 17
Overview of Non-Agency Securitization and Whole-Loan Balances
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance September 30 2014	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$16	$3	$7	$10	$1	$2	$2	$5
Countrywide	716	157	38	148	186	24	44	44	74
Merrill Lynch	72	14	2	18	20	3	4	3	10
First Franklin	82	14	4	25	29	5	6	5	13
Total (1, 2)	$970	$201	$47	$198	$245	$33	$56	$54	$102
By Product
Prime	$302	$58	$7	$27	$34	$2	$6	$7	$19
Alt-A	173	46	10	39	49	7	12	11	19
Pay option	150	33	11	43	54	5	13	15	21
Subprime	251	51	15	69	84	17	20	16	31
Home equity	88	10	—	18	18	2	5	4	7
Other	6	3	4	2	6	—	—	1	5
Total	$970	$201	$47	$198	$245	$33	$56	$54	$102

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable). We believe many of the loan defaults observed in these securitizations and whole-loan balances were driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of September 30, 2014, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and, of this amount, $109 billion was defaulted or severely delinquent at September 30, 2014.

Experience with Private-label Securitizations and Whole Loans

Legacy entities, and to a lesser extent Bank of America, sold loans to investors via private-label securitizations or as whole loans. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The loans sold with an original total principal balance of $785.8 billion, without monoline insurance, included in Table 17, were originated between 2004 and 2008. Of the $785.8 billion, $466.6 billion have been paid in full and $192.5 billion were defaulted or severely delinquent at September 30, 2014. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $31.8 billion of representations and warranties repurchase claims related to these vintages, including $22.6 billion from private-label securitization trustees and a financial guarantee provider, $8.4 billion from whole-loan investors and $816 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. In addition, private-label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas, which may increase our total exposure.

A December 2013 decision by the New York intermediate appellate court held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. That decision has been applied by the state and federal courts in several RMBS lawsuits not involving the Corporation, resulting in the dismissal as untimely of claims involving representations and warranties made more than six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, which has taken the case for review, this decision would apply to claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits that we have received or may receive involve representations and warranties claims where the statute of limitations has expired under this ruling and has not been tolled by agreement, and which we therefore believe would be untimely. The Corporation believes this ruling may have had an influence on recent activity in requests for tolling agreements and the pace of lawsuits filed by private-label securitization trustees prior to the expiration of the statute of limitations. In addition, it is possible that in response to the statute of limitations rulings, parties seeking to pursue representations and warranties claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor and/or issuer has run, may pursue alternate legal theories of recovery and/or assert claims against other contractual parties. For example, on June 18, 2014, a group of institutional investors filed six lawsuits against six trustees covering more than 2,200 RMBS trusts alleging failure to pursue representations and warranties claims and servicer defaults based upon alleged contractual, statutory and tort theories of liability. The Corporation and its affiliates have not been named as parties to these lawsuits. The impact on the Corporation, if any, of such alternative legal theories or assertions is unclear.

We have resolved $8.9 billion of the $31.8 billion of claims received from whole-loan and private-label securitization counterparties with losses of $2.0 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $3.6 billion of these claims were resolved through repurchase or indemnification, $5.0 billion were rescinded by the investor and $331 million were resolved through the settlement with FHFA. At September 30, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $22.9 billion. We have performed an initial review with respect to substantially all of these claims and do not believe a valid basis for repurchase has been established by the claimant. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations sponsored by third-party whole-loan investors and are not required by the governing documents to do so.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and subsequent activity with certain counterparties led to the determination that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations, including certain private-label securitizations sponsored by third-party whole-loan investors, however, it did not provide sufficient experience to record a liability related to other private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole-loan sales, as well as certain private-label securitizations impacted by recent court rulings on the statute of limitations, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. As discussed below, our estimated range of possible loss related to representations and warranties exposures as of September 30, 2014 included possible losses related to these whole-loan sales and private-label securitizations.

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

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). We had approximately 81,000 open MI rescission notices at September 30, 2014. This amount includes approximately 24,000 open MI rescission notices at September 30, 2014 pertaining to first-lien mortgages sold to the GSEs and loans HFI, of which approximately 15,000 are expected to be resolved when certain MI company settlement agreements have received the consent of the GSEs. At September 30, 2014, we also had approximately 9,000 open MI rescission notices pertaining principally to first-lien mortgages sold to other investors as well as 48,000 pertaining to second-lien mortgages which are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation's legal rights. In this litigation, the litigating mortgage insurance company is also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Estimated Range of Possible Loss

We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at September 30, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

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

For more information on the methodology used to estimate the representations and warranties liability and the corresponding estimated range of possible loss, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K.

Department of Justice Settlement

On August 20, 2014, we reached a comprehensive settlement with the DoJ, the SEC and State Attorneys General from California, Delaware, Illinois, Kentucky, Maryland and New York (State AGs), all of which are members of the Residential Mortgage Backed Securities Working Group of the Financial Fraud Enforcement Task Force; the FHA; GNMA; and the FDIC. The claims primarily related to mortgage securitization, origination, sale and other specified conduct by Countrywide and Merrill Lynch prior to the Corporation's acquisition of those entities, relating to RMBS, CDOs and residential mortgage loans. The DoJ Settlement also resolved all pending RMBS claims against Bank of America entities brought by the FDIC.

Under the DoJ Settlement, we agreed to pay a total of $9.65 billion in cash and provide $7.0 billion worth of consumer relief. The cash portion consists of $5.02 billion in civil monetary penalties and $4.63 billion in compensatory remediation payments, of which $9.16 billion was paid in October 2014 with the balance paid in November 2014. After considering previously established reserves, we recorded a pretax charge of $5.3 billion in the third quarter of 2014 to pay the costs associated with the DoJ Settlement. Of this third-quarter charge, $4.9 billion was recorded in litigation expense and $400 million was recorded in the provision for credit losses for additional costs associated with the consumer relief portion of the settlement.

Consumer relief will be in the form of mortgage modifications, including first-lien principal and forbearance forgiveness and second-lien extinguishments, low- to moderate-income mortgage originations, and community reinvestment and neighborhood stabilization efforts, with initiatives focused on communities experiencing, or at risk of, urban blight. This includes lien releases, uninhabitable and abandoned property demolition, and remediation and property donations. Also, we will support the expansion of available affordable rental housing. We have committed to complete delivery of the consumer relief by no later than August 31, 2018. The consumer relief is subject to oversight by an independent monitor.

The DoJ Settlement resolved matters pertaining to certain pending civil enforcement investigations, including investigations by the DoJ and the State AGs relating to RMBS, CDOs and related mortgage activities, including origination, by the Corporation, Countrywide, Merrill Lynch and their affiliates. The claims released include current and potential claims for securitization-related conduct occurring prior to January 1, 2009 under the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA). The DoJ Settlement also included origination releases with respect to all residential mortgage loans originated by the Corporation and its legacy entities that were sold to private-label trusts and securitized prior to January 1, 2009; all residential mortgage loans sold to the GSEs by the Corporation or Countrywide prior to December 31, 2013; and all FHA-guaranteed residential mortgage loans originated by the Corporation or Countrywide on or after May 1, 2009, on which claims were submitted to the FHA on or before December 31, 2013.

Certain civil RMBS actions filed by the DoJ and the SEC in the U.S. District Court for the Western District of North Carolina were resolved by the DoJ Settlement. As a result of the resolution of the SEC action, certain affiliates of the Corporation consented to be enjoined. When the injunctions are issued, the Corporation and certain of its affiliates will be disqualified from certain activities, potentially including the ability to sell certain third-party alternative investment products, unless they obtain waivers from such disqualifications. The Corporation and its affiliates have requested waivers from the disqualifications. If one or more of those waivers are not obtained, it may negatively affect certain of our business activities, which could impact our results of operations. For additional information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

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

It is not possible to reasonably estimate our liability with respect to certain potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material to the Corporation's results of operations or cash flows for any particular reporting period.

2011 OCC Consent Order and 2013 IFR Acceleration Agreement

For information on the 2011 OCC Consent Order and 2013 IFR Acceleration Agreement, see Off-Balance Sheet Arrangements and Contractual Obligations – 2011 OCC Consent Order and 2013 IFR Acceleration Agreement on page 57 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

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

Impact of Foreclosure Delays

Foreclosure delays impact our default-related servicing costs, which include mortgage-related assessments, waivers and similar costs, which have been declining since late 2012. We recorded $74 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays in the nine months ended September 30, 2014 compared to $459 million in the same period in 2013. Delays in foreclosure sales beyond those currently anticipated and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing, transfer of servicing and servicing rights, and foreclosure activities, including those claims not covered by the National Mortgage Settlement or the DoJ Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. For more information on management's estimate of the aggregate range of possible loss and on regulatory investigations, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Mortgage-related Settlements – Servicing Matters

In connection with the BNY Mellon Settlement, BANA has agreed to implement certain servicing changes related to loss mitigation activities. BANA also agreed to transfer the servicing rights related to certain high-risk loans to qualified subservicers on a schedule that began with the signing of the BNY Mellon Settlement. This servicing transfer protocol has reduced the servicing fees payable to BANA. Upon final court approval of the BNY Mellon Settlement, failure to meet the established benchmarking standards for loans not in subservicing arrangements can trigger payment of agreed-upon fees. Additionally, we and Countrywide have agreed to work to resolve with the Trustee certain mortgage documentation issues related to the enforceability of mortgages in foreclosure and to reimburse the related Covered Trust for any loss if BANA is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of these issues. These agreements will terminate if final court approval of the BNY Mellon Settlement is not obtained, although we could still have exposure under the pooling and servicing agreements related to the mortgages in the Covered Trusts for these issues.

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

Regulatory Matters

Derivatives

Under Commodity Futures Trading Commission (CFTC) rules, swap dealers are now required to clear certain interest rate and index credit derivative transactions as well as execute those transactions on designated contract markets or swap execution facilities when facing all counterparty types unless either counterparty is exempt from the clearing mandate. The timing for margin and capital implementation remains unknown, although the prudential regulators and the CFTC have re-proposed, but not finalized, their margin rules for uncleared swaps.

In Europe, final rules for clearing certain interest rate swaps under the European Market Infrastructure Regulation have been published and are expected to take effect in February 2015, subject to certain phase-in provisions. Draft rules for clearing some credit default swaps and foreign exchange non-deliverable forwards have also been published. Final rules for margin requirements for non-cleared derivatives are expected by the end of 2014, with variation margin expected to apply from December 1, 2015 and initial margin phased in from December 1, 2015 to December 1, 2019.

Resolution Planning

The Federal Reserve and the FDIC require that BHCs with assets of $50 billion or more, as well as companies designated as systemically important by the Financial Stability Oversight Council, submit annually their plans for a rapid and orderly resolution in the event of material financial distress or failure. If both the Federal Reserve and the FDIC determine that our (or any other BHC's) plan is not credible and we fail to cure the deficiencies in a timely manner, the Federal Reserve and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Corporation. We submitted our 2014 plan in July 2014 and are required to update it annually.

In August 2014, the Federal Reserve and the FDIC completed their reviews of the resolution plans submitted in 2013 by 11 large, complex banking organizations, including Bank of America, and issued letters to each of these banking organizations. Separately, in August 2014, the Federal Reserve and the FDIC issued a joint press release stating that the Board of Directors of the FDIC had determined that the plans submitted by each of the 11 banks were not credible and do not facilitate an orderly resolution under the U.S. Bankruptcy Code. However, the Federal Reserve did not join the FDIC in its determination that the submitted plans were not credible.

Focus areas identified in the regulatory reviews include the amendment of certain early termination rights in financial contracts, continuity of shared services, operational capabilities for resolution preparedness and legal entity rationalization, including a holding company structure that supports resolvability. Management intends to address these focus areas in our next Resolution Plan, which must be submitted by July 2015.

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

Debit Interchange Fees

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling regarding the Federal Reserve's 2011 rules implementing the Durbin Amendment. The ruling requires the Federal Reserve to reconsider the $0.21 per transaction cap on debit card interchange fees. However, on March 21, 2014, the U.S. Court of Appeals for the D.C. Circuit overturned the ruling, leaving the Federal Reserve's rule intact. On August 18, 2014, the merchant plaintiffs petitioned the U.S. Supreme Court to review the decision of the U.S. Court of Appeals for the D.C. Circuit. The U.S. Supreme Court has not yet indicated whether it will review the decision.

For more information on other significant regulatory matters, see Capital Management – Regulatory Capital on page 64, Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein, Regulatory Matters on page 59 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K, and Item 1A. Risk Factors of the Corporation's 2013 Annual Report on Form 10-K. For more information on the SLR final rules, see Capital Management – Other Regulatory Capital Matters on page 71, and on the LCR final rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 76.

Credit Risk Retention

In October 2014, U.S. regulators jointly approved a final rule regarding credit risk retention that will, among other things, require sponsors in certain circumstances to retain at least five percent of the credit risk of the assets underlying certain ABS and MBS securitizations and would limit sponsors' ability to transfer or hedge that credit risk. We are evaluating the final rule and anticipate that it will likely adversely impact our ability to engage in certain types of MBS and ABS securitizations and resecuritizations. It will likely also impose additional operational and compliance costs, and may negatively influence the value, liquidity and transferability of some ABS or MBS, loans and other assets. However, the ultimate impacts remain unclear. The rule will become effective after it is published in the Federal Register, one year after for RMBS and two years after for all other asset classes.

Managing Risk

Risk is inherent in every material business activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risks. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings.

We take a comprehensive approach to risk management. We have a defined risk framework and articulated risk appetite which are approved annually by the Board. Risk management planning is integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities. For a more detailed discussion of our risk management activities, see the discussion below and pages 61 through 117 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

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

We set goals for capital ratios to meet key stakeholder expectations, including investors, regulators and rating agencies, and to achieve our financial performance objectives and strategic goals, while maintaining adequate capital, including during periods of stress. We assess capital adequacy at least on a quarterly basis to operate in a safe and sound manner and maintain adequate capital in relation to the risks associated with our business activities and strategy.

We conduct an Internal Capital Adequacy Assessment Process (ICAAP) on a quarterly basis. The ICAAP is a forward-looking assessment of our projected capital needs and resources, incorporating earnings, balance sheet and risk forecasts under baseline and adverse economic and market conditions. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, regulatory capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in our forecasts, stress tests or economic capital. We assess the capital impacts of proposed changes to regulatory capital requirements. Management assesses ICAAP results and provides documented quarterly assessments of the adequacy of our capital guidelines and capital position to the Board or its committees.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk and Strategic Risk Management on page 63. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. During the latest annual planning process, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, we adjusted the amount of capital being allocated to our business segments. For more information on the refined methodology, see Business Segment Operations on page 28.

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

On August 6, 2014, the Federal Reserve informed us that it did not object to the requested capital actions in our revised 2014 CCAR capital plan. The requested capital actions included an increase in the quarterly common stock dividend to $0.05 per share from $0.01 per share, but no additional common stock repurchases. The requested actions cover the period from the third quarter of 2014 through the first quarter of 2015. For more information on our previously announced 2014 capital actions, see Capital Management on page 64 of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

Regulatory Capital

As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, we became subject to the Basel 3 rules, which include certain transition provisions through 2018. Basel 3 generally continues to be subject to interpretation by U.S. banking regulators. The Corporation and its primary affiliated banking entity, BANA, meet the definition of an advanced approaches bank and measure regulatory capital adequacy based on the Basel 3 rules. Through December 31, 2013, we were subject to the Basel 1 general risk-based capital rules which included new measures of market risk including a charge related to stressed Value-at-Risk (VaR), an incremental risk charge and the comprehensive risk measure (CRM), as well as other technical modifications to Basel 1 (the Basel 1 – 2013 Rules). For more information on the regulatory capital amounts and calculations, see Basel 3 below.

Basel 3

Basel 3 materially changes Tier 1 and Total capital calculations and formally establishes a common equity tier 1 capital ratio. Basel 3 introduces new minimum capital ratios and buffer requirements and a supplementary leverage ratio; changes the composition of regulatory capital; revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework; expands and modifies the risk-sensitive calculation of risk-weighted assets for credit and market risk (the Advanced approaches); and introduces a Standardized approach for the calculation of risk-weighted assets. For more information on the supplementary leverage ratio, see Capital Management – Other Regulatory Capital Matters on page 71.

As an advanced approaches bank, under Basel 3, we are required to complete a qualification period (parallel run) to demonstrate compliance with the final Basel 3 rules to the satisfaction of U.S. banking regulators. Upon notification of approval by U.S. banking regulators to exit the parallel run, we will be required to calculate regulatory capital ratios and risk-weighted assets under both the Standardized approach and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the Prompt Corrective Action framework. Prior to receipt of notification of approval, we are required to assess our capital adequacy under the Standardized approach only. The Prompt Corrective Action framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for "well-capitalized" banking entities. On January 1, 2015, common equity tier 1 capital will be included in the "well-capitalized" category.

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

Regulatory Capital Composition – Transition

Important differences in determining the composition of regulatory capital between the Basel 1 – 2013 Rules and Basel 3 include changes in capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes will be impacted by future changes in interest rates, overall earnings performance or other corporate actions.

Changes to the composition of regulatory capital under Basel 3, such as recognizing the impact of unrealized gains or losses on AFS debt securities in common equity tier 1 capital, are subject to a transition period where the impact is recognized in 20 percent annual increments. These regulatory capital adjustments and deductions will be fully recognized in 2018. The phase-in period for the new minimum capital ratio requirements and related buffers under Basel 3 is from January 1, 2014 through December 31, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. Table 18 summarizes how certain regulatory capital deductions and adjustments have been or will be transitioned from 2014 through 2018 for common equity tier 1 and Tier 1 capital.

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

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be partially transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and partially transitioned and excluded from Tier 2 capital beginning in 2016. The exclusion from Tier 2 capital starts at 40 percent on January 1, 2016, increasing 10 percent each year until the full amount is excluded from Tier 2 capital beginning on January 1, 2022. As of September 30, 2014, our qualifying Trust Securities were $2.9 billion (approximately 23 bps of Tier 1 capital) and will no longer qualify as Tier 1 capital or Tier 2 capital beginning in 2016, subject to the transition provisions.

Standardized Approach

The Basel 3 Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk, as defined under the rules, are measured on a basis generally consistent with how market risk-weighted assets were measured under the Basel 1 – 2013 Rules. Credit risk exposures are measured by applying fixed risk weights to each exposure, determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development (OECD) country risk code and maturity, among others. Under the Standardized approach, no distinction is made for variations in credit quality for corporate exposures, and the economic benefit of collateral is restricted to a limited list of eligible securities and cash. Some key differences between the Standardized and Advanced approaches are that the Advanced approaches include a measure of operational risk and a credit valuation adjustment (CVA) capital charge in credit risk and rely on internal analytical models to measure credit risk-weighted assets. We estimate our common equity tier 1 capital ratio under the Basel 3 Standardized approach, on a fully phased-in basis, to be 9.5 percent at September 30, 2014. As of September 30, 2014, we estimated that our Basel 3 Standardized common equity tier 1 capital would be $135.1 billion and total risk-weighted assets would be $1,418 billion, on a fully phased-in basis. This does not include the benefit of the removal of the surcharge applicable to the CRM. For a reconciliation of Basel 3 Standardized – Transition to Basel 3 Standardized estimates on a fully phased-in basis for common equity tier 1 capital and risk-weighted assets, see Table 21. Our estimates under the Basel 3 Standardized approach may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.

Advanced Approaches

Under the Basel 3 Advanced approaches, risk-weighted assets are determined primarily for market risk and credit risk, similar to the Standardized approach, and also incorporate operational risk. Market risk capital measurements are consistent with the Standardized approach, except for securitization exposures, where the Supervisory Formula Approach is also permitted, and certain differences arising from the inclusion of the CVA capital charge in the credit risk capital measurement. Credit risk exposures are measured using internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss-given default (LGD) and, in certain instances, exposure at default (EAD). The internal analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using internal analytical models which rely on both internal and external operational loss experience and data. The calculations under Basel 3 require management to make estimates, assumptions and interpretations, including the probability of future events based on historical experience. Actual results could differ from those estimates and assumptions. The Basel 3 Advanced approaches require approval by the U.S. regulatory agencies of our internal analytical models used to calculate risk-weighted assets. We estimated our common equity tier 1 capital ratio under the Basel 3 Advanced approaches, on a fully phased-in basis, to be 9.6 percent at September 30, 2014. As of September 30, 2014, we estimated that our Basel 3 Advanced common equity tier 1 capital would be $135.1 billion and total risk-weighted assets would be $1,410 billion, on a fully phased-in basis. These estimates assume approval by U.S. banking regulators of our internal analytical models, but do not include the benefit of the removal of the surcharge applicable to the CRM. Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. If our internal analytical models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant.

Capital Composition and Ratios

Table 19 presents Bank of America Corporation's capital ratios and related information in accordance with Basel 3 Standardized – Transition as measured at September 30, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 19
Bank of America Corporation Regulatory Capital
	September 30, 2014			December 31, 2013
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital (2)	12.0%	$152,444	4.0%	n/a	n/a	n/a
Tier 1 common capital	n/a	n/a	n/a	10.9%	$141,522	n/a
Tier 1 capital	12.8	163,040	6.0	12.2	157,742	6.0%
Total capital	15.8	200,759	10.0	15.1	196,567	10.0
Tier 1 leverage	7.9	163,040	4.0	7.7	157,742	4.0

					September 30 2014	December 31 2013
Risk-weighted assets (in billions) (2)					$1,272	$1,298
Adjusted quarterly average total assets (in billions) (3)					2,058	2,052

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

(3)	Reflects adjusted average total assets for the three months ended September 30, 2014 and December 31, 2013.
n/a = not applicable

Common equity tier 1 capital under Basel 3 Standardized – Transition was $152.4 billion at September 30, 2014, an increase of $10.9 billion from Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013. The increase was largely attributable to the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to deferred tax assets, and earnings. For more information on Basel 3 transition provisions, see Table 18. During the nine months ended September 30, 2014, Total capital increased $4.2 billion primarily driven by the increase in common equity tier 1 capital, partially offset by the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to long-term debt that qualifies as Tier 2 capital. The Tier 1 leverage ratio increased 23 bps for the nine months ended September 30, 2014 compared to December 31, 2013 primarily driven by an increase in Tier 1 capital. For additional information, see Tables 19 and 20.

At September 30, 2014, an increase or decrease in our common equity tier 1, Tier 1 or Total capital ratios by one bp would require a change of $127 million in common equity tier 1, Tier 1 or Total capital. We could also increase our common equity tier 1, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.1 billion, $991 million or $805 million, respectively. An increase in our Tier 1 leverage ratio by one bp on such date would require $206 million of additional Tier 1 capital or a reduction of $2.6 billion in adjusted average assets.

Risk-weighted assets decreased $26 billion during the nine months ended September 30, 2014 to $1,272 billion primarily due to decreases in residential mortgage and consumer credit card balances, partially offset by the impact of certain transition provisions under the Basel 3 Standardized – Transition and an increase in commercial loans.

Table 20 presents the capital composition as measured under Basel 3 Standardized – Transition at September 30, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 20
Capital Composition
(Dollars in millions)	September 30 2014	December 31 2013
Total common shareholders' equity	$220,768	$219,333
Goodwill	(69,243)	(69,844)
Intangibles, other than mortgage servicing rights and goodwill	(674)	—
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	—	(4,263)
Net unrealized losses on AFS debt securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	2,391	5,538
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,874	2,407
DVA related to liabilities and derivatives (1)	244	2,188
Deferred tax assets arising from net operating loss and tax credit carryforwards (2)	(2,625)	(15,391)
Other	(291)	1,554
Common equity tier 1 capital (3)	152,444	141,522
Qualifying preferred stock, net of issuance cost	17,913	10,435
Deferred tax assets arising from net operating loss and tax credit carryforwards under transition	(10,502)	—
DVA related to liabilities and derivatives under transition	974	—
Defined benefit pension fund assets	(664)	—
Trust preferred securities	2,893	5,785
Other	(18)	—
Total Tier 1 capital	163,040	157,742
Long-term debt qualifying as Tier 2 capital	16,006	21,175
Nonqualifying trust preferred securities subject to phase out from Tier 2 capital	3,865	—
Allowance for loan and lease losses	15,106	17,428
Reserve for unfunded lending commitments	529	484
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(950)	(1,637)
Other	3,163	1,375
Total capital	$200,759	$196,567

(1)	Represents loss on structured liabilities and derivatives, net-of-tax, that is excluded from common equity tier 1, Tier 1 and Total capital for regulatory capital purposes.

(2)	September 30, 2014 amount represents phase-in portion under Basel 3 Standardized – Transition. The December 31, 2013 amount represents the full Basel 1 deferred tax asset disallowance.

(3)	Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013.

Table 21 presents reconciliations of our common equity tier 1 capital and risk-weighted assets in accordance with the Basel 1 – 2013 Rules and Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at September 30, 2014 and December 31, 2013. Basel 3 regulatory capital ratios on a fully phased-in basis are considered non-GAAP financial measures until the end of the transition period on January 1, 2018 when adopted and required by U.S. banking regulators.

Table 21
Regulatory Capital Reconciliations (1, 2)
(Dollars in millions)		December 31 2013
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital		$157,742
Deduction of qualifying preferred stock and trust preferred securities		(16,220)
Basel 1 Tier 1 common capital		141,522
Deduction of defined benefit pension assets		(829)
Deferred tax assets and threshold deductions (deferred tax asset temporary differences, MSRs and significant investments)		(5,459)
Net unrealized losses in accumulated OCI on AFS debt and certain marketable equity securities, and employee benefit plans		(5,664)
Other deductions, net		(1,624)
Basel 3 common equity tier 1 capital (fully phased-in)		$127,946

	September 30 2014
Regulatory capital – Basel 3 transition to fully phased-in
Common equity tier 1 capital (transition)	$152,444
Adjustments and deductions recognized in Tier 1 capital during transition (3)	(10,191)
Other adjustments and deductions phased in during transition	(7,147)
Common equity tier 1 capital (fully phased-in)	$135,106

	September 30 2014	December 31 2013
Risk-weighted assets – As reported to Basel 3 (fully phased-in)
As reported risk-weighted assets	$1,271,723	$1,297,593
Changes in risk-weighted assets from reported to fully phased-in	146,516	162,731
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	1,418,239	1,460,324
Changes in risk-weighted assets for advanced models	(8,375)	(133,027)
Basel 3 Advanced approaches risk-weighted assets (fully phased-in)	$1,409,864	$1,327,297

Regulatory capital ratios
Basel 1 Tier 1 common	n/a	10.9%
Basel 3 Standardized approach common equity tier 1 (transition)	12.0%	n/a
Basel 3 Standardized approach common equity tier 1 (fully phased-in)	9.5	8.8
Basel 3 Advanced approaches common equity tier 1 (fully phased-in)	9.6	9.6

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

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Prior to October 1, 2014, we operated our banking activities primarily under two charters: BANA and, to a lesser extent, FIA. On October 1, 2014, FIA was merged into BANA. Table 22 presents regulatory capital information for BANA and FIA at September 30, 2014 and December 31, 2013.

Table 22
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	September 30, 2014			December 31, 2013
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital
Bank of America, N.A.	12.5%	$126,065	4.0%	n/a	n/a	n/a
FIA Card Services, N.A.	16.1	18,277	4.0	n/a	n/a	n/a
Tier 1 capital
Bank of America, N.A.	12.5	126,065	6.0	12.3%	$125,886	6.0%
FIA Card Services, N.A.	17.1	19,341	6.0	16.8	20,135	6.0
Total capital
Bank of America, N.A.	13.9	140,360	10.0	13.8	141,232	10.0
FIA Card Services, N.A.	18.3	20,792	10.0	18.1	21,672	10.0
Tier 1 leverage
Bank of America, N.A.	9.0	126,065	5.0	9.2	125,886	5.0
FIA Card Services, N.A.	13.5	19,341	5.0	12.9	20,135	5.0

(1)
Percent required to meet guidelines to be considered well capitalized under the Prompt Corrective Action framework, except for common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

n/a = not applicable

BANA's Tier 1 capital ratio under Basel 3 Standardized – Transition was 12.5 percent at September 30, 2014, an increase of 17 bps from December 31, 2013 as net income in excess of dividends to the parent company and lower risk-weighted assets were partially offset by the impact of net unrealized gains and losses in accumulated OCI under the Basel 3 transition provisions. The Total capital ratio increased seven bps to 13.9 percent at September 30, 2014 compared to December 31, 2013. The Tier 1 leverage ratio decreased 19 bps to 9.0 percent at September 30, 2014 compared to December 31, 2013. The increase in the Total capital ratio was driven by the same factors as the Tier 1 capital ratio. The decrease in the Tier 1 leverage ratio was driven by an increase in adjusted quarterly average total assets, partially offset by a slight increase in Tier 1 capital.

FIA's Tier 1 capital ratio under Basel 3 Standardized – Transition was 17.1 percent at September 30, 2014, an increase of 23 bps from December 31, 2013. The Total capital ratio increased 22 bps to 18.3 percent at September 30, 2014 compared to December 31, 2013. The Tier 1 leverage ratio increased 55 bps to 13.5 percent at September 30, 2014 compared to December 31, 2013. The increases in the Tier 1 capital and Total capital ratios were driven by a decrease in risk-weighted assets and earnings, partially offset by returns of capital to the parent company compared to December 31, 2013. The increase in the Tier 1 leverage ratio was driven by a decrease in adjusted quarterly average total assets, partially offset by a decrease in Tier 1 capital.

Other Regulatory Capital Matters

Supplementary Leverage Ratio

Basel 3 also will require the calculation of a supplementary leverage ratio (SLR). The SLR is determined by dividing Tier 1 capital, using quarter-end Basel 3 Tier 1 capital on a fully phased-in basis, by supplementary leverage exposure calculated as the daily average of the sum of on-balance sheet as well as the simple average of certain off-balance sheet exposures at the end of each month in the quarter. Supplementary leverage exposure is comprised of all on-balance sheet assets, plus a measure of certain off-balance sheet exposures, including among other items, lending commitments, letters of credit, over-the-counter (OTC) derivatives, repo-style transactions and margin loan commitments. We will be required to disclose our SLR effective January 1, 2015. Effective January 1, 2018, the Corporation will be required to maintain a minimum SLR of three percent, plus a supplementary leverage buffer of two percent, for a total SLR of five percent. If the Corporation's supplementary leverage buffer is not greater than or equal to two percent, then the Corporation will be subject to mandatory limits on its ability to make distributions of capital to shareholders, whether through dividends, stock repurchases or otherwise. In addition, the insured depository institutions of such BHCs, which for the Corporation is primarily BANA, will be required to maintain a minimum six percent SLR to be considered "well capitalized."

On September 3, 2014, U.S. banking regulators adopted a final rule to revise the definition and scope of the denominator of the SLR. The final rule prescribes the calculation of total leverage exposure, the frequency of calculation and required disclosures. The definition of total leverage exposure is revised to include the effective notional principal amount of credit derivatives and other similar instruments through which credit protection is sold. Calculations of the components of total leverage exposure for derivative and repo-style transactions are modified. The credit conversion factors (CCF) applied to certain off-balance sheet exposures are conformed to the graduated CCF used by the Standardized approach, subject to the minimum 10 percent credit conversion factor.

As of September 30, 2014, based on the proposed changes to the supplementary leverage exposure, we estimate the Corporation's SLR to be approximately 5.5 percent, which exceeds the 5.0 percent minimum for BHCs. On October 1, 2014, we successfully completed the merger of FIA and BANA. The estimated pro-forma SLR for the combined entity was approximately 6.8 percent.

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

As of September 30, 2014, we estimate our SIFI buffer would be 1.5 percent, based on the publication of the key information used in the SIFI methodology by the Basel Committee in November 2013, and considering the FSB's report, "Update of group of global systemically important banks." Our SIFI buffer could change each year based on our actions and those of our peers, as the score used to determine each G-SIB's SIFI buffer is based on the industry total and actions of U.S. banking regulators. If our score were to increase, we could be subject to a higher SIFI buffer requirement. U.S. banking regulators have not yet issued proposed or final rules related to the SIFI buffer or disclosure requirements.

For more information on regulatory capital, see Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Broker-dealer Regulatory Capital and Securities Regulation

The Corporation's principal U.S. broker-dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the Commodity Futures Trading Commission Regulation 1.17.

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At September 30, 2014, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $10.4 billion and exceeded the minimum requirement of $1.2 billion by $9.2 billion. MLPCC's net capital of $1.8 billion exceeded the minimum requirement of $316 million by $1.5 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At September 30, 2014, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the PRA and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At September 30, 2014, MLI's capital resources were $32.2 billion which exceeded the minimum requirement of $17.9 billion with enough excess to cover any additional requirements as set by the regulators.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the third quarter of 2014 and through November 6, 2014, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements. The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 18, 2018. These warrants were originally issued in connection with preferred stock issuances to the U.S. Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The terms of the warrants expiring on January 16, 2019 include a provision that requires an adjustment to the exercise price when the Corporation declares quarterly dividends at a level greater than $0.01 per common share. As a result of our third-quarter 2014 dividend of $0.05 per common share paid on September 26, 2014, the exercise price of the warrants expiring on January 16, 2019 was adjusted from $13.30 to $13.27. The exercise price of these warrants is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the shareholder for dilution resulting from an increased dividend, including as a result of the declaration of a quarterly common stock dividend of $0.05 per common share payable on December 26, 2014 to shareholders of record on December 5, 2014. The warrants expiring on October 18, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.

Table 23 is a summary of our cash dividend declarations on preferred stock during the third quarter of 2014 and through November 6, 2014. During the third quarter of 2014, cash dividends declared on preferred stock were $238 million. For more information on preferred stock, including the preferred issuances of Series X and Series Z, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 23
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	August 6, 2014	October 10, 2014	October 24, 2014	7.00%	$1.75
		October 23, 2014	January 9, 2015	January 23, 2015	7.00	1.75
Series D (2)	$654	July 9, 2014	August 29, 2014	September 15, 2014	6.204%	$0.38775
		October 9, 2014	November 28, 2014	December 15, 2014	6.204	0.38775
Series E (2)	$317	July 9, 2014	July 31, 2014	August 15, 2014	Floating	$0.25556
		October 9, 2014	October 31, 2014	November 17, 2014	Floating	0.25556
Series F	$141	July 9, 2014	August 29, 2014	September 15, 2014	Floating	$1,022.22222
		October 9, 2014	November 28, 2014	December 15, 2014	Floating	1,011.11111
Series G	$493	July 9, 2014	August 29, 2014	September 15, 2014	Adjustable	$1,022.22222
		October 9, 2014	November 28, 2014	December 15, 2014	Adjustable	1,011.11111
Series I (2)	$365	July 9, 2014	September 15, 2014	October 1, 2014	6.625%	$0.4140625
		October 9, 2014	December 15, 2014	January 2, 2015	6.625	0.4140625
Series K (3, 4)	$1,544	July 9, 2014	July 15, 2014	July 30, 2014	Fixed-to-floating	$40.00
Series L	$3,080	September 16, 2014	October 1, 2014	October 30, 2014	7.25%	$18.125
Series M (3, 4)	$1,310	October 9, 2014	October 31, 2014	November 17, 2014	Fixed-to-floating	$40.625
Series T	$5,000	August 6, 2014	September 25, 2014	October 10, 2014	6.00%	$1,500.00
		October 23, 2014	December 25, 2014	January 10, 2015	6.00	1,500.00
Series U (3, 4)	$1,000	October 9, 2014	November 15, 2014	December 1, 2014	Fixed-to-floating	$26.00
Series V (3,4)	$1,500	October 9, 2014	December 1, 2014	December 17, 2014	Fixed-to-floating	$25.625
Series W (2)	$1,100	October 9, 2014	November 15, 2014	December 9, 2014	Fixed	$0.41406

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Table 23
Preferred Stock Cash Dividend Summary (continued)
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (5)	$98	July 9, 2014	August 15, 2014	August 28, 2014	Floating	$0.18750
		October 9, 2014	November 15, 2014	November 28, 2014	Floating	0.18750
Series 2 (5)	$299	July 9, 2014	August 15, 2014	August 28, 2014	Floating	$0.19167
		October 9, 2014	November 15, 2014	November 28, 2014	Floating	0.19167
Series 3 (5)	$653	July 9, 2014	August 15, 2014	August 28, 2014	6.375%	$0.3984375
		October 9, 2014	November 15, 2014	November 28, 2014	6.375	0.3984375
Series 4 (5)	$210	July 9, 2014	August 15, 2014	August 28, 2014	Floating	$0.25556
		October 9, 2014	November 15, 2014	November 28, 2014	Floating	0.25556
Series 5 (5)	$422	July 9, 2014	August 1, 2014	August 21, 2014	Floating	$0.25556
		October 9, 2014	November 1, 2014	November 21, 2014	Floating	0.25556

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

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

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, or the parent company and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets, which we call our Global Excess Liquidity Sources, serve as our primary means of liquidity risk mitigation. Our cash is primarily on deposit with the Federal Reserve and central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our Global Excess Liquidity Sources are similar in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final LCR rules. For more information on the final rulemaking, see Liquidity Risk – Basel 3 Liquidity Standards on page 76.

Our Global Excess Liquidity Sources were $429 billion and $376 billion at September 30, 2014 and December 31, 2013 and were maintained as presented in Table 24.

Table 24
Global Excess Liquidity Sources
(Dollars in billions)	September 30 2014	December 31 2013	Average for Three Months Ended September 30, 2014
Parent company	$93	$95	$89
Bank subsidiaries	302	249	307
Other regulated entities	34	32	34
Total Global Excess Liquidity Sources	$429	$376	$430

As shown in Table 24, parent company Global Excess Liquidity Sources totaled $93 billion and $95 billion at September 30, 2014 and December 31, 2013. The decrease in parent company liquidity was primarily due to the impact of litigation settlements, partially offset by bank subsidiary inflows. Typically, parent company cash is deposited with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $302 billion and $249 billion at September 30, 2014 and December 31, 2013. The increase in bank subsidiaries' liquidity was primarily due to the decrease in loans and increased long-term debt, partially offset by dividends and returns of capital to the parent company. Liquidity amounts at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically identified eligible assets was approximately $209 billion and $218 billion at September 30, 2014 and December 31, 2013. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined by guidelines outlined by the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or non-bank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our other regulated entities totaled $34 billion and $32 billion at September 30, 2014 and December 31, 2013. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 25 presents the composition of Global Excess Liquidity Sources at September 30, 2014 and December 31, 2013.

Table 25
Global Excess Liquidity Sources Composition
(Dollars in billions)	September 30 2014	December 31 2013
Cash on deposit	$89	$90
U.S. Treasuries	62	20
U.S. agency securities and mortgage-backed securities	255	245
Non-U.S. government and supranational securities	23	21
Total Global Excess Liquidity Sources	$429	$376

Time-to-required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "time-to-required funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our time-to-required funding was 38 months at September 30, 2014. For purposes of calculating time-to-required funding at September 30, 2014, we have included in the amount of unsecured contractual obligations $8 billion related to the DoJ Settlement and $8.6 billion related to the BNY Mellon Settlement. In October 2014, we paid $9.2 billion related to the DoJ Settlement of which $7.8 billion was funded by the parent company. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain.

We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. These models are risk sensitive and have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the time-to-required funding analysis. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit rating downgrades for the parent company and our subsidiaries, and are based on historical experience, regulatory guidance, and both expected and unexpected future events.

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

Basel 3 Liquidity Standards

The Basel Committee has issued two liquidity risk-related standards that are considered part of the Basel 3 liquidity standards: the LCR and the Net Stable Funding Ratio (NSFR). The LCR is calculated as the amount of a financial institution's unencumbered, HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. The Basel Committee's liquidity risk-related standards do not directly apply to U.S. financial institutions currently, and only apply once U.S. rules are finalized by the U.S. banking regulators as has occurred for LCR.

On September 3, 2014, the U.S. banking regulators finalized LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. Under the final rule, an initial minimum LCR of 80 percent will be required in January 2015, and will thereafter increase in 10 percentage point increments annually through January 2017. These minimum requirements will be applicable to the Corporation on a consolidated basis and to our insured depository institutions. We expect to meet or exceed the final LCR requirements within the regulatory timelines. For more information on our balance sheet actions to reduce risk and increase liquidity related to LCR, see Executive Summary – Balance Sheet Overview on page 11.

On October 31, 2014, the Basel Committee issued a final standard for the NSFR, the standard that is intended to reduce funding risk over a longer time horizon. The NSFR is designed to ensure an appropriate amount of stable funding, generally capital and liabilities maturing beyond one year, given the mix of assets and off-balance sheet items. The final standard aligns the NSFR to the LCR and gives more credit to a wider range of funding. The final standard also includes adjustments to the stable funding required for certain types of assets, some of which reduce the stable funding requirement and some of which increase it. Assuming adoption by the U.S. banking regulators, we expect to meet the final NSFR requirement within the regulatory timelines.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.11 trillion and $1.12 trillion at September 30, 2014 and December 31, 2013. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans. During the three and nine months ended September 30, 2014, $1.1 billion and $4.1 billion of new senior debt was issued to third-party investors from the credit card securitization trusts.

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

We issue the majority of our long-term unsecured debt at the parent company. During the three and nine months ended September 30, 2014, we issued $8.3 billion and $26.5 billion of long-term unsecured debt, including structured liabilities of $756 million and $1.9 billion, a majority of which were issued at the parent company. Additionally, in October 2014, we issued $2.0 billion of 4.25% subordinated notes due October 2026. We also issue long-term unsecured debt through BANA in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. There were no new issuances through BANA during the three months ended September 30, 2014 and $3.3 billion during the nine months ended September 30, 2014. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

Table 26 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2014. During the nine months ended September 30, 2014, we had total long-term debt maturities and purchases of $44.6 billion consisting of $29.3 billion for Bank of America Corporation, $519 million for Bank of America, N.A., $6.1 billion of other debt and $8.7 billion of consolidated variable interest entities (VIEs).

Table 26
Long-term Debt By Maturity
	Remainder of
(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Bank of America Corporation
Senior notes	$2,171	$15,086	$17,613	$19,217	$20,084	$55,845	$130,016
Senior structured notes	1,308	5,666	2,984	1,821	1,922	10,342	24,043
Subordinated notes	—	1,232	5,126	5,405	3,091	12,255	27,109
Junior subordinated notes	—	—	—	—	—	7,266	7,266
Total Bank of America Corporation	3,479	21,984	25,723	26,443	25,097	85,708	188,434
Bank of America, N.A.
Senior notes	38	765	2,496	5,160	—	147	8,606
Subordinated notes	—	—	1,072	3,575	—	1,634	6,281
Advances from Federal Home Loan Banks	750	4,503	6,003	10	11	158	11,435
Total Bank of America, N.A.	788	5,268	9,571	8,745	11	1,939	26,322
Other debt
Senior notes	—	23	—	1	—	—	24
Structured liabilities	780	2,446	2,126	2,420	1,297	7,849	16,918
Junior subordinated notes	—	—	—	—	—	405	405
Other	201	55	929	432	44	447	2,108
Total other debt	981	2,524	3,055	2,853	1,341	8,701	19,455
Total long-term debt excluding consolidated VIEs	5,248	29,776	38,349	38,041	26,449	96,348	234,211
Long-term debt of consolidated VIEs	1,565	1,192	1,662	3,827	119	7,539	15,904
Total long-term debt	$6,813	$30,968	$40,011	$41,868	$26,568	$103,887	$250,115

Table 27 presents our long-term debt by major currency at September 30, 2014 and December 31, 2013.

Table 27
Long-term Debt By Major Currency
(Dollars in millions)	September 30 2014	December 31 2013
U.S. Dollar	$193,046	$176,294
Euro	32,478	46,029
British Pound	8,606	9,772
Japanese Yen	7,890	9,115
Australian Dollar	2,376	1,870
Canadian Dollar	1,875	2,402
Swiss Franc	1,173	1,274
Other	2,671	2,918
Total long-term debt	$250,115	$249,674

Total long-term debt remained relatively unchanged at September 30, 2014 compared to December 31, 2013. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 71 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 128.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $41.8 billion and $48.4 billion at September 30, 2014 and December 31, 2013.

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

Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies, and they consider a number of factors, including our own financial strength, performance, prospects and operations, as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time, and they provide no assurances that they will maintain our ratings at current levels.

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

On September 29, 2014, Standard & Poor's Ratings Services (S&P) completed its application of its newly adopted hybrid security rating criteria to U.S. banks. As a result, and consistent with its treatment of other large U.S. banks, S&P downgraded the ratings of Bank of America's preferred stock and trust preferred securities to BB from BB+. At the same time, the agency affirmed Bank of America's subordinated debt rating at BBB+. Also, on August 22, 2014, S&P affirmed Bank of America's ratings following the announcement of the DoJ Settlement. On March 26, 2014, Fitch Ratings (Fitch) concluded their periodic review of 12 large, complex securities trading and universal banks, including Bank of America Corporation. As a result of this review, Fitch affirmed all of the Corporation's credit ratings and revised its outlook on the ratings to negative from stable. The revised outlook reflects Fitch's expectation that the probability of the U.S. government providing support to a systemically important financial institution during a crisis is likely to decline due to the orderly liquidation provisions of the Financial Reform Act. On November 14, 2013, Moody's concluded its review of the ratings for Bank of America and certain other systemically important U.S. BHCs, affirming our current ratings and noting that those ratings no longer incorporate any uplift for U.S. government support. Concurrently, Moody's upgraded Bank of America, N.A.'s senior debt and stand-alone ratings by one notch, citing a number of positive developments at Bank of America. Moody's also moved its outlook for all of our ratings to stable.

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

Table 29 presents the amount of additional collateral contractually required by derivative contracts and other trading agreements at September 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 29
Additional Collateral Required to be Posted Upon Downgrade
	September 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,326	$3,136
Bank of America, N.A. and subsidiaries (1)	1,020	2,137

(1)	Included in Bank of America Corporation collateral requirements in this table.

Table 30 presents the derivative liability that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been posted at September 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 30
Derivative Liability Subject to Unilateral Termination Upon Downgrade
	September 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,435	$2,824
Collateral posted	1,273	2,193

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Stress Modeling on page 75.

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

Credit Risk Management

Credit quality continued to improve during the third quarter of 2014 due in part to improving economic conditions. In addition, our proactive credit risk management activities positively impacted the credit portfolio as charge-offs and delinquencies continued to improve. For additional information, see Executive Summary – Third-Quarter 2014 Economic and Business Environment on page 4.

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

For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 83, Commercial Portfolio Credit Risk Management on page 103, Non-U.S. Portfolio on page 114, Provision for Credit Losses on page 116, Allowance for Credit Losses on page 117, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

During the nine months ended September 30, 2014, we completed approximately 58,000 customer loan modifications with a total unpaid principal balance of approximately $10 billion, including approximately 26,700 permanent modifications, under the U.S. government's Making Home Affordable Program. Of the loan modifications completed during the nine months ended September 30, 2014, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, approximately half were in the Corporation's HFI portfolio. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 100 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. economy, labor markets and home prices continued during the three and nine months ended September 30, 2014 resulting in improved credit quality and lower credit losses across all major consumer portfolios compared to the same periods in 2013. Consumer loans 30 days or more past due declined during the nine months ended September 30, 2014 across all consumer portfolios as a result of improved delinquency trends. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered to their 2006 levels.

Improved credit quality, increased home prices and continued loan balance run-off across the consumer portfolio drove a $2.7 billion decrease in the consumer allowance for loan and lease losses during the nine months ended September 30, 2014 to $10.7 billion at September 30, 2014. For additional information, see Allowance for Credit Losses on page 117.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 31 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 31, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 31
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Residential mortgage (1)	$224,728	$248,066	$15,588	$18,672
Home equity	87,508	93,672	5,821	6,593
U.S. credit card	89,026	92,338	n/a	n/a
Non-U.S. credit card	11,433	11,541	n/a	n/a
Direct/Indirect consumer (2)	83,118	82,192	n/a	n/a
Other consumer (3)	2,152	1,977	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	497,965	529,786	21,409	25,265
Loans accounted for under the fair value option (4)	2,129	2,164	n/a	n/a
Total consumer loans and leases	$500,094	$531,950	$21,409	$25,265

(1)	Outstandings include pay option loans of $3.3 billion and $4.4 billion at September 30, 2014 and December 31, 2013. We no longer originate pay option loans.

(2)
Outstandings include dealer financial services loans of $37.9 billion and $38.5 billion, unsecured consumer lending loans of $1.7 billion and $2.7 billion, U.S. securities-based lending loans of $34.6 billion and $31.2 billion, non-U.S. consumer loans of $4.3 billion and $4.7 billion, student loans of $3.6 billion and $4.1 billion and other consumer loans of $894 million and $1.0 billion at September 30, 2014 and December 31, 2013.

(3)
Outstandings include consumer finance loans of $1.0 billion and $1.2 billion, consumer leases of $937 million and $606 million, consumer overdrafts of $173 million and $176 million and other non-U.S. consumer loans of $3 million and $5 million at September 30, 2014 and December 31, 2013.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $179 million and $147 million at September 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 99 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

Table 32 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 32
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Residential mortgage (1)	$8,118	$11,712	$13,045	$16,961
Home equity	4,026	4,075	—	—
U.S. credit card	n/a	n/a	831	1,053
Non-U.S. credit card	n/a	n/a	104	131
Direct/Indirect consumer	30	35	332	408
Other consumer	14	18	1	2
Total (2)	$12,188	$15,840	$14,313	$18,555
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	2.45%	2.99%	2.87%	3.50%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	3.01	3.80	0.31	0.38

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2014 and December 31, 2013, residential mortgage included $9.1 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.9 billion and $4.0 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At September 30, 2014 and December 31, 2013, $433 million and $445 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 33 presents net charge-offs and related ratios for consumer loans and leases.

Table 33
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs (1)				Net Charge-off Ratios (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Residential mortgage	$53	$221	$145	$875	0.09%	0.35%	0.08%	0.46%
Home equity	89	302	630	1,472	0.40	1.22	0.93	1.93
U.S. credit card	625	788	2,026	2,652	2.79	3.47	3.05	3.92
Non-U.S. credit card	67	89	190	305	2.26	3.32	2.17	3.80
Direct/Indirect consumer	34	62	125	272	0.17	0.30	0.20	0.44
Other consumer	56	65	161	168	10.48	13.75	10.58	12.74
Total	$924	$1,527	$3,277	$5,744	0.72	1.12	0.85	1.41

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio of $196 million and $547 million in residential mortgage and $50 million and $250 million in home equity for the three and nine months ended September 30, 2014 compared to $351 million and $648 million in residential mortgage and $92 million and $947 million in home equity for the three and nine months ended September 30, 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.15 percent and 0.14 percent for residential mortgage, 0.43 percent and 1.00 percent for home equity, and 0.90 percent and 1.07 percent for the total consumer portfolio for the three and nine months ended September 30, 2014, respectively. Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.60 percent and 0.80 percent for residential mortgage, 1.31 percent and 2.09 percent for home equity, and 1.43 percent and 1.80 percent for the total consumer portfolio for the three and nine months ended September 30, 2013, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs exclude write-offs in the PCI loan portfolio of $196 million and $547 million in residential mortgage and $50 million and $250 million in home equity for the three and nine months ended September 30, 2014, respectively. Net charge-offs exclude write-offs in the PCI loan portfolio of $351 million and $648 million in residential mortgage and $92 million and $947 million in home equity for the three and nine months ended September 30, 2013, respectively. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 0.42 percent and 0.38 percent for residential mortgage and 0.63 percent and 1.30 percent for home equity for the three and nine months ended September 30, 2014, respectively. Net charge-off ratios including the PCI write-offs were 0.89 percent and 0.79 percent for residential mortgage and 1.59 percent and 3.17 percent for home equity for the three and nine months ended September 30, 2013, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

Table 34 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing, see CRES on page 35.

Table 34
Home Loans Portfolio (1)
	Outstandings		Nonperforming		Net Charge-offs (2)
	September 30 2014	December 31 2013	September 30 2014	December 31 2013	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2014	2013	2014	2013
Core portfolio
Residential mortgage	$167,014	$177,336	$2,725	$3,316	$42	$51	$141	$220
Home equity	52,343	54,499	1,500	1,431	47	76	201	357
Total Core portfolio	219,357	231,835	4,225	4,747	89	127	342	577
Legacy Assets & Servicing portfolio
Residential mortgage	57,714	70,730	5,393	8,396	11	170	4	655
Home equity	35,165	39,173	2,526	2,644	42	226	429	1,115
Total Legacy Assets & Servicing portfolio	92,879	109,903	7,919	11,040	53	396	433	1,770
Home loans portfolio
Residential mortgage	224,728	248,066	8,118	11,712	53	221	145	875
Home equity	87,508	93,672	4,026	4,075	89	302	630	1,472
Total home loans portfolio	$312,236	$341,738	$12,144	$15,787	$142	$523	$775	$2,347

			Allowance for loan and lease losses		Provision for loan and lease losses
			September 30 2014	December 31 2013	Three Months Ended September 30		Nine Months Ended September 30
					2014	2013	2014	2013
Core portfolio
Residential mortgage			$678	$728	$(6)	$(3)	$(2)	$141
Home equity			794	965	4	(9)	22	138
Total Core portfolio			1,472	1,693	(2)	(12)	20	279
Legacy Assets & Servicing portfolio
Residential mortgage			2,344	3,356	63	(600)	(359)	(788)
Home equity			2,660	3,469	(103)	(308)	(128)	100
Total Legacy Assets & Servicing portfolio			5,004	6,825	(40)	(908)	(487)	(688)
Home loans portfolio
Residential mortgage			3,022	4,084	57	(603)	(361)	(647)
Home equity			3,454	4,434	(99)	(317)	(106)	238
Total home loans portfolio			$6,476	$8,518	$(42)	$(920)	$(467)	$(409)

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $179 million and $147 million at September 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 99 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolios of $196 million and $547 million in residential mortgage and $50 million and $250 million in home equity for the three and nine months ended September 30, 2014, which are included in the Legacy Assets & Servicing portfolio, compared to $351 million and $648 million in residential mortgage and $92 million and $947 million in home equity for the three and nine months ended September 30, 2013. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

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

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 45 percent of consumer loans and leases at September 30, 2014. Approximately 22 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $23.3 billion during the nine months ended September 30, 2014 due to paydowns, sales, charge-offs and transfers to foreclosed properties. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

At September 30, 2014 and December 31, 2013, the residential mortgage portfolio included $72.0 billion and $87.2 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements with FNMA and FHLMC. At September 30, 2014 and December 31, 2013, $50.7 billion and $59.0 billion had FHA insurance with the remainder protected by long-term standby agreements. At September 30, 2014 and December 31, 2013, $17.5 billion and $22.5 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. All of these loans are individually insured and therefore the Corporation does not record a significant allowance for credit losses with respect to these loans.

The long-term standby agreements with FNMA and FHLMC reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At September 30, 2014, these programs had the cumulative effect of reducing our risk-weighted assets by $6.4 billion, increasing both our Tier 1 capital ratio and common equity tier 1 capital ratio by six bps under the Basel 3 Standardized – Transition. This compared to reducing our risk-weighted assets by $8.4 billion, increasing our Tier 1 capital ratio by eight bps and increasing our Tier 1 common capital ratio by seven bps at December 31, 2013 under Basel 1 (which included the Market Risk Final Rules).

In addition to the long-term standby agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements. At September 30, 2014 and December 31, 2013, the synthetic securitization vehicles referenced principal balances of $7.4 billion and $12.5 billion of residential mortgage loans and provided loss protection up to $293 million and $339 million. At September 30, 2014 and December 31, 2013, the Corporation had a receivable of $155 million and $198 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles.

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

Table 35
Residential Mortgage – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					September 30 2014	December 31 2013	September 30 2014	December 31 2013
Outstandings					$224,728	$248,066	$137,174	$142,147
Accruing past due 30 days or more					18,256	23,052	1,976	2,371
Accruing past due 90 days or more					13,045	16,961	—	—
Nonperforming loans					8,118	11,712	8,118	11,712
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100					9%	12%	6%	7%
Refreshed LTV greater than 100					8	13	7	10
Refreshed FICO below 620					17	20	8	11
2006 and 2007 vintages (2)					20	21	23	27

	Reported Basis				Excluding Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013	2014	2013	2014	2013
Net charge-off ratio (3)	0.09%	0.35%	0.08%	0.46%	0.15%	0.60%	0.14%	0.80%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $2.0 billion of residential mortgage loans accounted for under the fair value option at both September 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 99 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
These vintages of loans account for $4.0 billion, or 50 percent, and $6.2 billion, or 53 percent, of nonperforming residential mortgage loans at September 30, 2014 and December 31, 2013. For the three months ended September 30, 2014, these vintages accounted for $13 million, or 26 percent, of total residential mortgage net charge-offs. For the nine months ended September 30, 2014, these vintages accounted for $0 of total residential mortgage net charge-offs. For the three and nine months ended September 30, 2013, these vintages accounted for $133 million, or 60 percent, and $563 million, or 64 percent, of total residential mortgage net charge-offs.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $3.6 billion during the nine months ended September 30, 2014 as sales of $2.8 billion, returns to performing status, paydowns, charge-offs, and transfers to foreclosed properties and held-for-sale outpaced new inflows. Of the nonperforming residential mortgage loans at September 30, 2014, $2.5 billion, or 31 percent were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $4.3 billion, or 53 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans past due 30 days or more decreased $395 million during the nine months ended September 30, 2014.

Net charge-offs decreased $168 million to $53 million for the three months ended September 30, 2014, or 0.15 percent of total average residential mortgage loans, compared to net charge-offs of $221 million, or 0.60 percent, for the same period in 2013. Net charge-offs decreased $730 million to $145 million for the nine months ended September 30, 2014, or 0.14 percent of total average residential mortgage loans, compared to $875 million, or 0.80 percent, for the same period in 2013. These decreases in net charge-offs for the three- and nine-month periods were primarily driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy. In addition, net charge-offs declined due to the impact of recoveries of $39 million and $224 million related to nonperforming loan sales during the three and nine months ended September 30, 2014.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented six percent and seven percent of the residential mortgage portfolio at September 30, 2014 and December 31, 2013. Loans with a refreshed LTV greater than 100 percent represented seven percent and 10 percent of the residential mortgage loan portfolio at September 30, 2014 and December 31, 2013. Of the loans with a refreshed LTV greater than 100 percent, 96 percent and 94 percent were performing at September 30, 2014 and December 31, 2013. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by appreciation. Loans to borrowers with refreshed FICO scores below 620 represented eight percent and 11 percent of the residential mortgage portfolio at September 30, 2014 and December 31, 2013.

Of the $137.2 billion in total residential mortgage loans outstanding at September 30, 2014, as shown in Table 36, 39 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $13.7 billion, or 25 percent at September 30, 2014. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2014, $259 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $2.0 billion, or one percent for the entire residential mortgage portfolio. In addition, at September 30, 2014, $1.6 billion, or 12 percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming, of which $960 million were contractually current, compared to $8.1 billion, or six percent for the entire residential mortgage portfolio, of which $2.5 billion were contractually current. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2016 or later.

Table 36 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014, loans within this MSA contributed net recoveries of $10 million and $32 million within the residential mortgage portfolio. For the three and nine months ended September 30, 2013, loans within this MSA contributed one percent and four percent of net charge-offs within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent and 10 percent of outstandings at September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014, loans within this MSA contributed net charge-offs of $15 million and $44 million within the residential mortgage portfolio. For the three and nine months ended September 30, 2013, loans within this MSA contributed 12 percent and nine percent of net charge-offs within the residential mortgage portfolio.

Table 36
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	September 30 2014	December 31 2013	September 30 2014	December 31 2013	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2014	2013	2014	2013
California	$46,279	$47,885	$2,265	$3,396	$(25)	$10	$(119)	$167
New York (3)	11,792	11,787	583	789	7	12	24	42
Florida (3)	10,180	10,777	943	1,359	(4)	20	(12)	89
Texas	6,582	6,766	248	407	(2)	6	2	20
Virginia	4,472	4,774	257	369	(3)	8	7	22
Other U.S./Non-U.S.	57,869	60,158	3,822	5,392	80	165	243	535
Residential mortgage loans (4)	$137,174	$142,147	$8,118	$11,712	$53	$221	$145	$875
Fully-insured loan portfolio	71,966	87,247
Purchased credit-impaired residential mortgage loan portfolio	15,588	18,672
Total residential mortgage loan portfolio	$224,728	$248,066

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $2.0 billion of residential mortgage loans accounted for under the fair value option at both September 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 99 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $196 million and $547 million of write-offs in the residential mortgage PCI loan portfolio for the three and nine months ended September 30, 2014 compared to $351 million and $648 million the three and nine months ended September 30, 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $9.1 billion and $10.3 billion at September 30, 2014 and December 31, 2013, or seven percent of the residential mortgage portfolio for both periods. The CRA portfolio included $925 million and $1.7 billion of nonperforming loans at September 30, 2014 and December 31, 2013, representing 11 percent and 14 percent of total nonperforming residential mortgage loans. Net charge-offs in the CRA portfolio were $24 million and $68 million for the three months ended September 30, 2014 and 2013, or 45 percent and 31 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs in the CRA portfolio were $45 million and $216 million for the nine months ended September 30, 2014 and 2013, or 31 percent and 25 percent of total net charge-offs for the residential mortgage portfolio.

Home Equity

At September 30, 2014, the home equity portfolio made up 18 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages.

At September 30, 2014, our HELOC portfolio had an outstanding balance of $75.5 billion, or 86 percent of the total home equity portfolio compared to $80.3 billion, or 86 percent, at December 31, 2013. HELOCs generally have an initial draw period of 10 years. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At September 30, 2014, our home equity loan portfolio had an outstanding balance of $10.3 billion, or 12 percent of the total home equity portfolio compared to $12.0 billion, or 13 percent, at December 31, 2013. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $10.3 billion at September 30, 2014, 52 percent have 25- to 30-year terms. At September 30, 2014, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $1.7 billion, or two percent of the total home equity portfolio compared to $1.4 billion, or one percent, at December 31, 2013. We no longer originate these products.

At September 30, 2014, approximately 91 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $6.2 billion during the nine months ended September 30, 2014 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at September 30, 2014 and December 31, 2013, $22.4 billion and $23.0 billion, or 26 percent and 25 percent, were in first-lien positions (27 percent and 26 percent excluding the PCI home equity portfolio). At September 30, 2014, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $16.0 billion, or 20 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $54.4 billion at September 30, 2014 compared to $56.8 billion at December 31, 2013. The decrease was primarily due to customers choosing to close accounts and customer paydowns of principal balances, which more than offset the impact of new production. The HELOC utilization rate was 58 percent at September 30, 2014 compared to 59 percent at December 31, 2013.

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

Table 37
Home Equity – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)					September 30 2014	December 31 2013	September 30 2014	December 31 2013
Outstandings					$87,508	$93,672	$81,687	$87,079
Accruing past due 30 days or more (2)					602	901	602	901
Nonperforming loans (2)					4,026	4,075	4,026	4,075
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100					9%	9%	8%	9%
Refreshed CLTV greater than 100					17	22	15	19
Refreshed FICO below 620					7	8	7	8
2006 and 2007 vintages (3)					47	48	44	45

	Reported Basis				Excluding Purchased Credit-impaired Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013	2014	2013	2014	2013
Net charge-off ratio (4)	0.40%	1.22%	0.93%	1.93%	0.43%	1.31%	1.00%	2.09%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. There were $179 million and $147 million of home equity loans accounted for under the fair value option at September 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 99 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Accruing past due 30 days or more includes $103 million and $131 million and nonperforming loans includes $545 million and $582 million of loans where we serviced the underlying first-lien at September 30, 2014 and December 31, 2013.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 49 percent and 50 percent of nonperforming home equity loans at September 30, 2014 and December 31, 2013, and 59 percent and 57 percent of net charge-offs for the three and nine months ended September 30, 2014 and 67 percent and 62 percent for the three and nine months ended September 30, 2013.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming outstanding balances in the home equity portfolio decreased $49 million during the nine months ended September 30, 2014 primarily due to enhanced identification of the delinquency status on first-lien loans serviced by other financial institutions. This was partially offset by an increase in contractually current nonperforming loans where the loan has been modified in a TDR. Of the nonperforming home equity portfolio at September 30, 2014, $1.9 billion, or 47 percent were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $1.4 billion, or 36 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Outstanding balances accruing past due 30 days or more decreased $299 million during the nine months ended September 30, 2014.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. Beginning in the third quarter of 2014, we now utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At September 30, 2014, we estimate that $1.7 billion of current and $215 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $342 million of these combined amounts, with the remaining $1.6 billion serviced by third parties. Of the $1.9 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $981 million had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $213 million to $89 million for the three months ended September 30, 2014, or 0.43 percent of the total average home equity portfolio, compared to $302 million, or 1.31 percent for the same period in 2013. Net charge-offs decreased $842 million to $630 million for the nine months ended September 30, 2014, or 1.00 percent of the total average home equity portfolio, compared to $1.5 billion, or 2.09 percent for the same period in 2013. These decreases in net charge-offs for the three- and nine-month periods were primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy. The net charge-off ratios were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTVs) comprised eight percent and nine percent of the home equity portfolio at both September 30, 2014 and December 31, 2013. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 15 percent and 19 percent of the home equity portfolio at September 30, 2014 and December 31, 2013. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration since 2006, partially mitigated by appreciation, has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current on their home equity loan and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at September 30, 2014. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented seven percent and eight percent of the home equity portfolio at September 30, 2014 and December 31, 2013.

Of the $81.7 billion in total home equity portfolio outstandings at September 30, 2014, as shown in Table 38, 76 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $4.2 billion, or six percent of total HELOCs at September 30, 2014. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2014, $111 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $540 million, or one percent for the entire HELOC portfolio. In addition, at September 30, 2014, $672 million, or 16 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $312 million were contractually current, compared to $3.6 billion, or five percent for the entire HELOC portfolio, of which $1.6 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 75 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2016 or later. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended September 30, 2014, approximately 54 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 38 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014, loans within this MSA contributed net charge-offs of $16 million and $87 million of total net charge-offs, and seven percent and nine percent of net charge-offs for the three and nine months ended September 30, 2013 within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014, loans within this MSA contributed net recoveries of $10 million and net charge-offs of $21 million within the home equity portfolio. For three and nine months ended September 30, 2013, loans within this MSA contributed eight percent and nine percent of net charge-offs within the home equity portfolio.

Table 38
Home Equity State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	September 30 2014	December 31 2013	September 30 2014	December 31 2013	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2014	2013	2014	2013
California	$23,743	$25,061	$1,043	$1,047	$(24)	$102	$68	$431
Florida (3)	9,834	10,604	605	643	28	57	112	263
New Jersey (3)	5,945	6,153	303	304	10	15	47	78
New York (3)	5,756	6,035	399	405	10	17	59	85
Massachusetts	3,697	3,881	160	144	3	9	17	34
Other U.S./Non-U.S.	32,712	35,345	1,516	1,532	62	102	327	581
Home equity loans (4)	$81,687	$87,079	$4,026	$4,075	$89	$302	$630	$1,472
Purchased credit-impaired home equity portfolio	5,821	6,593
Total home equity loan portfolio	$87,508	$93,672

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $179 million and $147 million of home equity loans accounted for under the fair value option at September 30, 2014 and December 31, 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 99 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $50 million and $250 million of write-offs in the home equity PCI loan portfolio for the three and nine months ended September 30, 2014 compared to $92 million and $947 million for the three and nine months ended September 30, 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

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

Table 39
Purchased Credit-impaired Loan Portfolio
	September 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$16,177	$15,588	$773	$14,815	91.58%
Home equity	5,820	5,821	817	5,004	85.98
Total purchased credit-impaired loan portfolio	$21,997	$21,409	$1,590	$19,819	90.10

	December 31, 2013
Residential mortgage	$19,558	$18,672	$1,446	$17,226	88.08%
Home equity	6,523	6,593	1,047	5,546	85.02
Total purchased credit-impaired loan portfolio	$26,081	$25,265	$2,493	$22,772	87.31

The total PCI unpaid principal balance decreased $4.1 billion, or 16 percent, during the nine months ended September 30, 2014 primarily driven by sales, payoffs, paydowns and write-offs. During the nine months ended September 30, 2014, we sold PCI loans with a carrying value of $1.9 billion compared to sales of $406 million for the same period in 2013.

Of the unpaid principal balance of $22.0 billion at September 30, 2014, $2.4 billion was 180 days or more past due, including $2.3 billion of first-lien mortgages and $92 million of home equity loans. Of the $19.6 billion that was less than 180 days past due, $17.4 billion, or 89 percent of the total unpaid principal balance was current based on the contractual terms while $1.6 billion, or eight percent, was in early stage delinquency.

During the three months ended September 30, 2014, we recorded no provision expense for the PCI loan portfolio. This compared to a total provision benefit of $248 million for the three months ended September 30, 2013. During the nine months ended September 30, 2014, we recorded a provision benefit of $106 million for the PCI loan portfolio including a benefit of $126 million for residential mortgage and a provision expense of $20 million for home equity. This compared to a total provision benefit of $707 million for the nine months ended September 30, 2013. The provision benefit for the nine months ended September 30, 2014 was primarily driven by changes in liquidation assumptions and improved macro-economic conditions.

The PCI valuation allowance declined $903 million during the nine months ended September 30, 2014 due to write-offs in the PCI loan portfolio of $547 million in residential mortgage and $250 million in home equity, and a provision benefit of $106 million for the PCI loan portfolio.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 73 percent of the total PCI loan portfolio at September 30, 2014. Those loans to borrowers with a refreshed FICO score below 620 represented 42 percent of the PCI residential mortgage loan portfolio at September 30, 2014. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 31 percent of the PCI residential mortgage loan portfolio and 40 percent based on the unpaid principal balance at September 30, 2014. Table 40 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 40
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	September 30 2014	December 31 2013
California	$7,064	$8,180
Florida (1)	1,346	1,750
Virginia	656	760
Maryland	620	728
Texas	327	433
Other U.S./Non-U.S.	5,575	6,821
Total	$15,588	$18,672

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

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

At September 30, 2014, the unpaid principal balance of pay option loans, which include pay option ARMs and payment advantage ARMs, was $3.5 billion, with a carrying value of $3.3 billion, including $2.9 billion of loans that were credit-impaired upon acquisition and, accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $1.2 billion, including $71 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, two percent and five percent at September 30, 2014 and December 31, 2013 elected to make only the minimum payment on pay option loans. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at September 30, 2014 that have not already experienced a payment reset, less than two percent are expected to reset before 2016, 31 percent are expected to reset in 2016 and 10 percent are expected to reset thereafter. In addition, 18 percent are expected to prepay and approximately 39 percent are expected to default prior to being reset, most of which were severely delinquent as of September 30, 2014.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 27 percent of the total PCI loan portfolio at September 30, 2014. Those loans with a refreshed FICO score below 620 represented 16 percent of the PCI home equity portfolio at September 30, 2014. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 61 percent of the PCI home equity portfolio and 65 percent based on the unpaid principal balance at September 30, 2014. Table 41 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 41
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	September 30 2014	December 31 2013
California	$1,705	$1,921
Florida (1)	322	356
Virginia	273	310
Arizona	195	214
Colorado	161	199
Other U.S./Non-U.S.	3,165	3,593
Total	$5,821	$6,593

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

At September 30, 2014, 96 percent of the U.S. credit card portfolio was managed in CBB with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.3 billion during the nine months ended September 30, 2014 due to a seasonal decline in retail transaction volume and a portfolio divestiture. For the three and nine months ended September 30, 2014, net charge-offs decreased $163 million to $625 million and $626 million to $2.0 billion compared to the same periods in 2013 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $371 million while loans 90 days or more past due and still accruing interest decreased $222 million during the nine months ended September 30, 2014 as a result of the factors mentioned above that contributed to lower net charge-offs.

Table 42 presents certain key credit statistics for the U.S. credit card portfolio.

Table 42
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2014	December 31 2013
Outstandings			$89,026	$92,338
Accruing past due 30 days or more			1,702	2,073
Accruing past due 90 days or more			831	1,053

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net charge-offs	$625	$788	$2,026	$2,652
Net charge-off ratios (1)	2.79%	3.47%	3.05%	3.92%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $310.1 billion and $315.1 billion at September 30, 2014 and December 31, 2013. The $5.0 billion decrease was driven by the closure of inactive accounts and a portfolio divestiture.

Table 43 presents certain state concentrations for the U.S. credit card portfolio.

Table 43
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2014	December 31 2013	September 30 2014	December 31 2013	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2014	2013	2014	2013
California	$13,200	$13,689	$125	$162	$97	$130	$318	$444
Florida	7,207	7,339	81	105	66	85	214	283
Texas	6,363	6,405	55	72	42	50	136	168
New York	5,512	5,624	59	70	43	49	133	173
New Jersey	3,816	3,868	39	48	29	34	89	118
Other U.S.	52,928	55,413	472	596	348	440	1,136	1,466
Total U.S. credit card portfolio	$89,026	$92,338	$831	$1,053	$625	$788	$2,026	$2,652

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $108 million during the nine months ended September 30, 2014 due to weakening of the British Pound against the U.S. Dollar. For the three and nine months ended September 30, 2014, net charge-offs decreased $22 million to $67 million and $115 million to $190 million compared to the same periods in 2013 due to improvement in delinquencies as a result of higher credit quality originations and an improved economic environment, as well as improved recovery rates on previously charged-off loans, which were partially offset by strengthening of the British Pound against the U.S. Dollar.

Unused lines of credit for non-U.S. credit card totaled $30.0 billion and $31.1 billion at September 30, 2014 and December 31, 2013. The $1.1 billion decrease was primarily driven by weakening of the British Pound against the U.S. Dollar.

Table 44 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 44
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2014	December 31 2013
Outstandings			$11,433	$11,541
Accruing past due 30 days or more			201	248
Accruing past due 90 days or more			104	131

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net charge-offs	$67	$89	$190	$305
Net charge-off ratios (1)	2.26%	3.32%	2.17%	3.80%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At September 30, 2014, approximately 48 percent of the direct/indirect portfolio was included in CBB (consumer dealer financial services – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans), 47 percent was included in GWIM (principally securities-based lending loans and other personal loans) and the remainder was primarily in All Other (student loans and the International Wealth Management businesses).

Outstandings in the direct/indirect portfolio increased $926 million during the nine months ended September 30, 2014 as growth in the securities-based lending portfolio was partially offset by lower outstandings in the unsecured consumer lending portfolio and the consumer dealer financial services portfolio. For the three and nine months ended September 30, 2014, net charge-offs decreased $28 million to $34 million, and $147 million to $125 million, or 0.17 percent and 0.20 percent of total average direct/indirect loans, compared to 0.30 percent and 0.44 percent for the same periods in 2013. These decreases in net charge-offs were primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.

Net charge-offs in the unsecured consumer lending portfolio decreased $28 million to $9 million, and $119 million to $42 million for the three and nine months ended September 30, 2014, or 1.79 percent and 2.57 percent of total average unsecured consumer lending loans compared to 4.48 percent and 5.58 percent for the same periods in 2013. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $215 million to $798 million during the nine months ended September 30, 2014 due to improvements in the dealer financial services, student lending and unsecured consumer lending portfolios.

Table 45 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 45
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2014	December 31 2013	September 30 2014	December 31 2013	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2014	2013	2014	2013
California	$10,145	$10,041	$46	$57	$4	$7	$12	$34
Texas	8,056	7,850	58	66	5	6	15	26
Florida	7,962	7,634	19	25	5	8	20	31
New York	4,709	4,611	26	33	2	4	7	16
New Jersey	2,595	2,526	5	8	1	2	4	9
Other U.S./Non-U.S.	49,651	49,530	178	219	17	35	67	156
Total direct/indirect loan portfolio	$83,118	$82,192	$332	$408	$34	$62	$125	$272

Other Consumer

At September 30, 2014, approximately 48 percent of the $2.2 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited. The remainder is primarily leases within the consumer dealer financial services portfolio included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option totaled $2.1 billion at September 30, 2014 and were comprised of residential mortgage loans that were previously classified as held-for-sale, residential mortgage loans held in consolidated VIEs and repurchased home equity loans. The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans continue to be measured at fair value after the reclassification. During the nine months ended September 30, 2014, we recorded net gains of $14 million resulting from changes in the fair value of these loans, including losses of $22 million on loans held in consolidated VIEs that were offset by gains recorded on related long-term debt.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 46 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2014 and 2013. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. Nonperforming loans of $12.2 billion at September 30, 2014 declined $3.7 billion compared to December 31, 2013 as outflows including the impact of loan sales and transfers to held-for-sale outpaced new inflows which continued to improve due to favorable delinquency trends.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At September 30, 2014, $6.3 billion, or 50 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $5.7 billion of nonperforming loans 180 days or more past due and $614 million of foreclosed properties. In addition, at September 30, 2014, $4.4 billion, or 36 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties of $614 million at September 30, 2014 increased $81 million compared to December 31, 2013 as additions outpaced liquidations. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $68 million and $144 million during the three and nine months ended September 30, 2014. Not included in foreclosed properties at September 30, 2014 was $1.1 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 60.

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

Table 46
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Nonperforming loans and leases, beginning of period	$13,460	$18,540	$15,840	$19,431
Additions to nonperforming loans and leases:
New nonperforming loans and leases	1,516	2,503	5,368	7,453
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(522)	(544)	(1,315)	(1,919)
Sales	(957)	(624)	(2,782)	(799)
Returns to performing status (2)	(810)	(1,079)	(2,549)	(3,161)
Charge-offs	(431)	(758)	(1,654)	(2,762)
Transfers to foreclosed properties (3)	(183)	(131)	(512)	(336)
Transfers (to) from loans held-for-sale	115	(326)	(208)	(326)
Total net reductions to nonperforming loans and leases	(1,272)	(959)	(3,652)	(1,850)
Total nonperforming loans and leases, September 30 (4)	12,188	17,581	12,188	17,581
Foreclosed properties, beginning of period	547	508	533	650
Additions to foreclosed properties:
New foreclosed properties (3)	340	303	773	690
Reductions to foreclosed properties:
Sales	(248)	(230)	(629)	(714)
Write-downs	(25)	(35)	(63)	(80)
Total net additions (reductions) to foreclosed properties	67	38	81	(104)
Total foreclosed properties, September 30 (5)	614	546	614	546
Nonperforming consumer loans, leases and foreclosed properties, September 30	$12,802	$18,127	$12,802	$18,127
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	2.45%	3.27%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	2.57	3.37

(1)
Balances do not include nonperforming LHFS of $9 million and $697 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $101 million and $356 million at September 30, 2014 and 2013 as well as loans accruing past due 90 days or more as presented in Table 32 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At September 30, 2014, 47 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 65 percent of their unpaid principal balance.

(5)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $1.1 billion and $1.6 billion at September 30, 2014 and 2013.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 46 are net of $65 million and $150 million of charge-offs for the three and nine months ended September 30, 2014 compared to $45 million and $133 million for the same periods in 2013, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At September 30, 2014 and December 31, 2013, $981 million and $1.2 billion of such junior-lien home equity loans were included in nonperforming loans and leases. This decline was driven by enhanced identification of the delinquency on first-lien loans serviced by other financial institutions.

Table 47 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 46.

Table 47
Home Loans Troubled Debt Restructurings
	September 30, 2014			December 31, 2013
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$23,884	$4,908	$18,976	$29,312	$7,555	$21,757
Home equity (3)	2,306	1,552	754	2,146	1,389	757
Total home loans troubled debt restructurings	$26,190	$6,460	$19,730	$31,458	$8,944	$22,514

(1)
Residential mortgage TDRs deemed collateral dependent totaled $6.1 billion and $8.2 billion, and included $3.8 billion and $5.7 billion of loans classified as nonperforming and $2.3 billion and $2.5 billion of loans classified as performing at September 30, 2014 and December 31, 2013.

(2)	Residential mortgage performing TDRs included $12.0 billion and $14.3 billion of loans that were fully-insured at September 30, 2014 and December 31, 2013.

(3)
Home equity TDRs deemed collateral dependent totaled $1.5 billion and $1.4 billion, and included $1.3 billion and $1.2 billion of loans classified as nonperforming and $190 million and $227 million of loans classified as performing at September 30, 2014 and December 31, 2013.

In addition to modifying home loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the consumer's interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In all cases, the customer's available line of credit is canceled.

Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 46 as substantially all of the loans remain on accrual status until either charged off or paid in full. At September 30, 2014 and December 31, 2013, our renegotiated TDR portfolio was $1.4 billion and $2.1 billion, of which $1.1 billion and $1.6 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 52, 57 and 63 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the nine months ended September 30, 2014, outstanding commercial loans and leases decreased $5.1 billion, primarily in Non-U.S. commercial. Credit quality was stable with declines in reservable criticized balances and small increases in nonperforming loans, leases and foreclosed property balances during the three and nine months ended September 30, 2014. Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases increased slightly during the nine months ended September 30, 2014 to 0.35 percent from 0.33 percent (0.35 percent from 0.34 percent excluding loans accounted for under the fair value option) at December 31, 2013. The allowance for loan and lease losses for the commercial portfolio increased $427 million to $4.4 billion at September 30, 2014 compared to December 31, 2013. For additional information, see Allowance for Credit Losses on page 117.

Table 48 presents our commercial loans and leases portfolio, and related credit quality information at September 30, 2014 and December 31, 2013.

Table 48
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013
U.S. commercial	$215,458	$212,557	$757	$819	$121	$47
Commercial real estate (1)	47,023	47,893	445	322	2	21
Commercial lease financing	24,498	25,199	7	16	80	41
Non-U.S. commercial	84,650	89,462	45	64	4	17
	371,629	375,111	1,254	1,221	207	126
U.S. small business commercial (2)	13,538	13,294	98	88	69	78
Commercial loans excluding loans accounted for under the fair value option	385,167	388,405	1,352	1,309	276	204
Loans accounted for under the fair value option (3)	6,054	7,878	2	2	—	—
Total commercial loans and leases	$391,221	$396,283	$1,354	$1,311	$276	$204

(1)	Includes U.S. commercial real estate loans of $45.1 billion and $46.3 billion and non-U.S. commercial real estate loans of $2.0 billion and $1.6 billion at September 30, 2014 and December 31, 2013.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.3 billion and $1.5 billion and non-U.S. commercial loans of $4.8 billion and $6.4 billion at September 30, 2014 and December 31, 2013. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 49 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2014 and 2013. Improving trends across the portfolio drove lower charge-offs.

Table 49
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
U.S. commercial	$58	$68	$69	$156	0.11%	0.13%	0.04%	0.10%
Commercial real estate	(6)	11	(75)	148	(0.05)	0.11	(0.21)	0.48
Commercial lease financing	(3)	(8)	(10)	(23)	(0.05)	(0.13)	(0.05)	(0.13)
Non-U.S. commercial	1	(2)	32	(1)	—	(0.01)	0.05	—
	50	69	16	280	0.05	0.08	0.01	0.11
U.S. small business commercial	69	91	211	291	2.03	2.86	2.11	3.11
Total commercial	$119	$160	$227	$571	0.12	0.17	0.08	0.21

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

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

Total commercial utilized credit exposure decreased $6.9 billion during the nine months ended September 30, 2014 primarily driven by loans and leases, standby letters of credit and financial guarantees, and loans-held-for-sale, partially offset by an increase in derivative assets. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances, in the aggregate, was 58 percent at both September 30, 2014 and December 31, 2013.

Table 50
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Loans and leases	$391,221	$396,283	$313,818	$307,478	$705,039	$703,761
Derivative assets (4)	49,093	47,495	—	—	49,093	47,495
Standby letters of credit and financial guarantees	33,904	35,893	695	1,334	34,599	37,227
Debt securities and other investments	18,135	18,505	6,075	6,903	24,210	25,408
Loans held-for-sale	5,195	6,604	2,612	101	7,807	6,705
Commercial letters of credit	2,329	2,054	189	515	2,518	2,569
Bankers' acceptances	295	246	—	—	295	246
Foreclosed properties and other	410	414	—	—	410	414
Total	$500,582	$507,494	$323,389	$316,331	$823,971	$823,825

(1)
Total commercial utilized exposure includes loans of $6.1 billion and $7.9 billion and issued letters of credit accounted for under the fair value option with a notional amount of $518 million and $503 million at September 30, 2014 and December 31, 2013.

(2)
Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $8.5 billion and $12.5 billion at September 30, 2014 and December 31, 2013.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $45.4 billion and $47.3 billion at September 30, 2014 and December 31, 2013. Not reflected in utilized and committed exposure is additional derivative collateral held of $20.7 billion and $17.1 billion which consists primarily of other marketable securities.

Table 51 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $1.1 billion during the nine months ended September 30, 2014 throughout most of the commercial portfolio driven largely by paydowns, upgrades and charge-offs outpacing downgrades. Approximately 86 percent of commercial utilized reservable criticized exposure was secured at both September 30, 2014 and December 31, 2013.

Table 51
Commercial Utilized Reservable Criticized Exposure
	September 30, 2014		December 31, 2013
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$8,046	3.31%	$8,362	3.45%
Commercial real estate	1,002	2.06	1,452	2.92
Commercial lease financing	1,002	4.09	988	3.92
Non-U.S. commercial	1,243	1.36	1,424	1.49
	11,293	2.77	12,226	2.96
U.S. small business commercial	473	3.50	635	4.77
Total commercial utilized reservable criticized exposure	$11,766	2.79	$12,861	3.02

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $10.3 billion and $11.5 billion and commercial letters of credit of $1.4 billion at both September 30, 2014 and December 31, 2013.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At September 30, 2014, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 10 percent in GWIM (generally business purpose loans for high net worth clients) and the remainder primarily in CBB. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $2.9 billion during the nine months ended September 30, 2014 with growth primarily from middle-market clients. Nonperforming loans and leases decreased $62 million, or eight percent, during the nine months ended September 30, 2014. Net charge-offs decreased $10 million and $87 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Commercial Real Estate

Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 22 percent of the commercial real estate loans and leases portfolio at September 30, 2014 and December 31, 2013. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans decreased $870 million, or two percent, during the nine months ended September 30, 2014 primarily due to payoffs and portfolio sales.

For the three and nine months ended September 30, 2014, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties increased $111 million, or 27 percent, while reservable criticized balances decreased $450 million, or 31 percent, during the nine months ended September 30, 2014. Net charge-offs decreased $17 million to a net recovery of $6 million, and $223 million to a net recovery of $75 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Table 52 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 52
Outstanding Commercial Real Estate Loans
(Dollars in millions)	September 30 2014	December 31 2013
By Geographic Region
California	$9,915	$10,358
Northeast	8,870	9,487
Southwest	6,871	6,913
Southeast	5,736	5,314
Midwest	2,815	3,109
Florida	2,659	3,030
Illinois	2,586	2,319
Northwest	2,140	2,037
Midsouth	1,743	2,013
Non-U.S.	1,966	1,582
Other (1)	1,722	1,731
Total outstanding commercial real estate loans	$47,023	$47,893
By Property Type
Non-residential
Office	$12,393	$12,799
Multi-family rental	8,400	8,559
Shopping centers/retail	8,023	7,470
Industrial/warehouse	4,527	4,522
Hotels/motels	3,719	3,926
Multi-use	1,778	1,960
Land and land development	606	855
Other	5,768	6,283
Total non-residential	45,214	46,374
Residential	1,809	1,519
Total outstanding commercial real estate loans	$47,023	$47,893

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

Table 53
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Non-residential
Office	$226	$96	$294	$367
Multi-family rental	33	15	114	234
Shopping centers/retail	76	57	118	144
Industrial/warehouse	55	22	112	119
Hotels/motels	3	5	26	38
Multi-use	10	19	61	157
Land and land development	57	73	66	92
Other	22	23	166	173
Total non-residential	482	310	957	1,324
Residential	41	102	45	128
Total commercial real estate	$523	$412	$1,002	$1,452

(1)	Includes commercial foreclosed properties of $78 million and $90 million at September 30, 2014 and December 31, 2013.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 54
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Non-residential
Office	$(4)	$4	$(5)	$32	(0.12)%	0.14%	(0.05)%	0.41%
Multi-family rental	(10)	(1)	(21)	3	(0.45)	(0.05)	(0.32)	0.05
Shopping centers/retail	—	—	3	7	0.01	0.02	0.05	0.15
Industrial/warehouse	1	2	(1)	20	0.05	0.15	(0.04)	0.66
Hotels/motels	(2)	—	(3)	18	(0.27)	0.01	(0.09)	0.73
Multi-use	—	2	(9)	8	(0.06)	0.43	(0.65)	0.52
Land and land development	—	(1)	—	23	(0.22)	(0.36)	(0.02)	3.06
Other	(4)	1	(37)	(10)	(0.22)	0.09	(0.80)	(0.23)
Total non-residential	(19)	7	(73)	101	(0.17)	0.07	(0.21)	0.34
Residential	13	4	(2)	47	3.26	1.16	(0.18)	4.03
Total commercial real estate	$(6)	$11	$(75)	$148	(0.05)	0.11	(0.21)	0.48

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At September 30, 2014, total committed non-residential exposure was $63.6 billion compared to $68.6 billion at December 31, 2013, of which $45.2 billion and $46.4 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties increased $172 million, or 55 percent, to $482 million at September 30, 2014 compared to $310 million at December 31, 2013, which represented 1.06 percent and 0.67 percent of total non-residential loans and foreclosed properties. The increase in nonperforming loans and foreclosed properties in the non-residential portfolio was primarily in the office property type. Non-residential utilized reservable criticized exposure decreased $367 million, or 28 percent, to $957 million at September 30, 2014 compared to $1.3 billion at December 31, 2013, which represented 2.05 percent and 2.75 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net charge-offs decreased $26 million to a net recovery of $19 million, and $174 million to a net recovery of $73 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to lower levels of criticized exposure as well as increased recoveries.

At September 30, 2014, total committed residential exposure was $3.5 billion compared to $3.1 billion at December 31, 2013, of which $1.8 billion and $1.5 billion were funded secured loans at September 30, 2014 and December 31, 2013. Residential nonperforming loans and foreclosed properties decreased $61 million, or 60 percent, during the nine months ended September 30, 2014 due to repayments, sales and loan restructurings. Residential utilized reservable criticized exposure decreased $83 million, or 65 percent, during the nine months ended September 30, 2014 due to continued resolution of criticized exposure. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 2.26 percent and 2.36 percent at September 30, 2014 compared to 6.65 percent and 7.81 percent at December 31, 2013. For the three and nine months ended September 30, 2014, residential portfolio net charge-offs increased $9 million to $13 million and decreased $49 million to a net recovery of $2 million compared to the same periods in 2013.

At September 30, 2014 and December 31, 2013, the commercial real estate loan portfolio included $6.6 billion and $7.0 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $214 million and $431 million, and nonperforming construction and land development loans and foreclosed properties totaled $99 million and $100 million at September 30, 2014 and December 31, 2013. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At September 30, 2014, 75 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 25 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, decreased $4.8 billion during the nine months ended September 30, 2014 primarily due to decreased client financing activity (prime brokerage loans). Net charge-offs were $1 million and $32 million for the three and nine months ended September 30, 2014 compared to net recoveries of $2 million and $1 million for the same periods in 2013. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 114.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in CBB. Credit card-related products were 43 percent of the U.S. small business commercial portfolio at both September 30, 2014 and December 31, 2013. Net charge-offs were $69 million and $211 million for the three and nine months ended September 30, 2014 compared to $91 million and $291 million for the same periods in 2013. The decrease was driven by an improvement in credit quality, including lower delinquencies as a result of an improved economic environment, and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 75 percent and 74 percent were credit card-related products for the three and nine months ended September 30, 2014 compared to 68 percent and 72 percent for the same periods in 2013.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is held in Global Markets and Global Banking. Outstanding commercial loans accounted for under the fair value option decreased $1.8 billion to an aggregate fair value of $6.1 billion at September 30, 2014 compared to December 31, 2013 primarily due to decreased corporate borrowings under bank credit facilities. We recorded net losses of $9 million and net gains of $26 million during the three and nine months ended September 30, 2014 compared to net gains of $8 million and $54 million for the same periods in 2013 from changes in the fair value of this loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $322 million and $354 million at September 30, 2014 and December 31, 2013, which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $9.0 billion and $13.0 billion at September 30, 2014 and December 31, 2013. We recorded net gains of $6 million and $20 million during the three and nine months ended September 30, 2014 compared to net gains of $76 million and $122 million for the same periods in 2013 from changes in the fair value of commitments and letters of credit. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 55 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2014 and 2013. Nonperforming loans do not include loans accounted for under the fair value option. During the three and nine months ended September 30, 2014, nonperforming commercial loans and leases increased $136 million and $43 million to $1.4 billion driven by new nonperforming loans outpacing paydowns, charge-offs and returns to performing status. Approximately 97 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 49 percent were contractually current. Commercial nonperforming loans were carried at approximately 82 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 55
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Nonperforming loans and leases, beginning of period	$1,216	$2,103	$1,309	$3,224
Additions to nonperforming loans and leases:
New nonperforming loans and leases	477	350	1,014	969
Advances	33	9	42	18
Reductions to nonperforming loans and leases:
Paydowns	(161)	(380)	(515)	(1,020)
Sales	(12)	(88)	(68)	(406)
Returns to performing status (3)	(80)	(91)	(184)	(501)
Charge-offs	(116)	(104)	(237)	(451)
Transfers to foreclosed properties (4)	(5)	(14)	(9)	(42)
Transfers to loans held-for-sale	—	—	—	(6)
Total net additions (reductions) to nonperforming loans and leases	136	(318)	43	(1,439)
Total nonperforming loans and leases, September 30	1,352	1,785	1,352	1,785
Foreclosed properties, beginning of period	77	129	90	250
Additions to foreclosed properties:
New foreclosed properties (4)	5	13	8	28
Reductions to foreclosed properties:
Sales	(2)	(18)	(15)	(138)
Write-downs	(2)	(8)	(5)	(24)
Total net additions (reductions) to foreclosed properties	1	(13)	(12)	(134)
Total foreclosed properties, September 30	78	116	78	116
Nonperforming commercial loans, leases and foreclosed properties, September 30	$1,430	$1,901	$1,430	$1,901
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.35%	0.46%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.37	0.49

(1)	Balances do not include nonperforming LHFS of $246 million and $275 million at September 30, 2014 and 2013.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 56
Commercial Troubled Debt Restructurings
	September 30, 2014			December 31, 2013
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,155	$308	$847	$1,318	$298	$1,020
Commercial real estate	568	325	243	835	198	637
Non-U.S. commercial	45	45	—	48	38	10
U.S. small business commercial	43	—	43	88	—	88
Total commercial troubled debt restructurings	$1,811	$678	$1,133	$2,289	$534	$1,755

Industry Concentrations

Table 57 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure of $824.0 billion remained relatively unchanged at September 30, 2014 compared to December 31, 2013. Increases in commercial committed exposure for healthcare equipment and services, and food beverage and tobacco were offset by decreases in diversified financials and real estate.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management's Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration with committed exposure of $113.0 billion, decreased $5.1 billion, or four percent, during the nine months ended September 30, 2014. The decline primarily reflected lower margin loans and consumer finance exposure.

Real estate, our second-largest industry concentration with committed exposure of $70.7 billion, decreased $5.7 billion, or seven percent, during the nine months ended September 30, 2014. The decrease was largely driven by portfolio sales, and a combination of prepayments and paydowns due to favorable market liquidity, and lower levels of originations. Real estate construction and land development exposure represented 13 percent and 14 percent of the total real estate industry committed exposure at September 30, 2014 and December 31, 2013. For more information on commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 105.

The following changes in our industry concentrations occurred during the nine months ended September 30, 2014. Committed exposure to the healthcare equipment and services industry increased $6.8 billion, or 14 percent, primarily driven by bridge financing for acquisitions. Food, beverage and tobacco committed exposure increased $3.4 billion, or 11 percent, primarily reflecting bridge financing in the beverage sector. Telecommunications services committed exposure decreased $2.4 billion, or 21 percent, primarily reflecting broadly distributed commitment reductions and paydowns. Retailing industry committed exposure increased $1.7 billion, or three percent, driven by higher exposure to diversified wholesalers and internet retail.

Our committed state and municipal exposure of $37.7 billion at September 30, 2014 consisted of $31.5 billion of commercial utilized exposure (including $19.6 billion of funded loans, $6.5 billion of SBLCs and $2.1 billion of derivative assets) and $6.2 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 57. With the economy gradually strengthening, most state and local governments are experiencing improved fiscal circumstances and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 57
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Diversified financials	$68,739	$76,673	$112,957	$118,092
Real estate (2)	51,006	54,336	70,739	76,418
Retailing	34,129	32,859	56,326	54,616
Healthcare equipment and services	32,415	30,828	55,847	49,063
Capital goods	29,116	28,016	52,469	52,849
Government and public education	41,648	40,253	48,786	48,322
Banking	42,772	41,399	48,204	48,078
Materials	23,378	22,384	43,443	42,699
Energy	20,338	19,739	41,454	41,156
Consumer services	21,486	21,080	34,067	34,217
Food, beverage and tobacco	15,460	14,437	33,897	30,541
Commercial services and supplies	18,808	19,770	30,819	32,007
Utilities	9,528	9,253	25,772	25,243
Transportation	16,149	15,280	23,307	22,595
Media	11,886	13,070	22,971	22,655
Individuals and trusts	16,107	14,864	20,238	18,681
Pharmaceuticals and biotechnology	4,433	6,455	15,066	13,986
Software and services	5,641	6,814	12,783	14,172
Technology hardware and equipment	5,387	6,166	12,041	12,733
Insurance, including monolines	5,023	5,926	11,169	12,203
Consumer durables and apparel	5,690	5,427	10,015	9,757
Automobiles and components	3,768	3,165	9,420	8,424
Telecommunication services	3,702	4,541	9,008	11,423
Food and staples retailing	3,742	3,950	7,214	7,909
Religious and social organizations	4,978	5,452	6,586	7,677
Other	5,253	5,357	9,373	8,309
Total commercial credit exposure by industry	$500,582	$507,494	$823,971	$823,825
Net credit default protection purchased on total commitments (3)			$(6,878)	$(8,085)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 112.

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

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan due to a breach of the representations and warranties, and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor's loss. For more information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 54 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 58 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment. The notional amount of monoline exposure decreased $2.6 billion during the nine months ended September 30, 2014 due to terminations, paydowns and maturities of monoline contracts.

Table 58
Derivative Credit Exposures
(Dollars in millions)			September 30 2014	December 31 2013
Notional amount of monoline exposure			$7,993	$10,631

Mark-to-market			$91	$97
Counterparty credit valuation adjustment			(7)	(15)
Net mark-to-market			$84	$82

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Gains (losses) from credit valuation changes	$(2)	$16	$1	$61

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At September 30, 2014 and December 31, 2013, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $6.9 billion and $8.1 billion. We recorded net gains of $15 million and net losses of $87 million for the three and nine months ended September 30, 2014 compared to net losses of $109 million and $238 million for the same periods in 2013 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The VaR results for these exposures are included in the fair value option portfolio information in Table 66. For additional information, see Trading Risk Management on page 122.

Tables 59 and 60 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2014 and December 31, 2013.

Table 59
Net Credit Default Protection by Maturity
	September 30 2014	December 31 2013
Less than or equal to one year	45%	35%
Greater than one year and less than or equal to five years	53	63
Greater than five years	2	2
Total net credit default protection	100%	100%

Table 60
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	September 30, 2014		December 31, 2013
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AA	$(76)	1.1%	$(7)	0.1%
A	(1,371)	19.9	(2,560)	31.7
BBB	(3,849)	56.0	(3,880)	48.0
BB	(906)	13.2	(1,137)	14.1
B	(577)	8.4	(452)	5.6
CCC and below	(122)	1.8	(115)	1.4
NR (4)	23	(0.4)	66	(0.9)
Total net credit default protection	$(6,878)	100.0%	$(8,085)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative trades in the OTC market with large, multinational financial institutions, including broker-dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade, depending on the ultimate rating level, or a breach of credit covenants would typically require an increase in the amount of collateral required by the counterparty, where applicable, and/or allow us to take additional protective measures such as early termination of all trades.

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

Table 61
Credit Derivatives
	September 30, 2014		December 31, 2013
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,194,966	$4,364	$1,305,090	$6,042
Total return swaps/other	69,142	320	38,094	402
Total purchased credit derivatives	$1,264,108	$4,684	$1,343,184	$6,444
Written credit derivatives:
Credit default swaps	$1,163,586	n/a	$1,265,380	n/a
Total return swaps/other	72,616	n/a	63,407	n/a
Total written credit derivatives	$1,236,202	n/a	$1,328,787	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 62. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.

Table 62
Credit Valuation Gains and Losses
Gains (Losses)	Three Months Ended September 30						Nine Months Ended September 30
	2014			2013			2014			2013
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$(139)	$190	$51	$335	$(233)	$102	$179	$73	$252	$347	$(478)	$(131)

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

Table 63 presents our 20 largest non-U.S. country exposures at September 30, 2014. These exposures accounted for 88 percent of our total non-U.S. exposure at both September 30, 2014 and December 31, 2013. Net country exposure for these 20 countries increased $7.3 billion from December 31, 2013 driven by higher derivatives and trading securities exposure in the United Kingdom, France and Italy and increased funded and unfunded loan and loan equivalents exposure in Japan, Netherlands and Hong Kong. These increases were partially offset by reductions in funded and unfunded loan and loan equivalents exposure in Italy, Russia and Germany, and decreases in securities exposure in Brazil and Germany.

Table 63
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2014	Hedges and Credit Default Protection	Net Country Exposure at September 30 2014	Increase (Decrease) from December 31 2013
United Kingdom	$24,718	$12,288	$7,245	$7,063	$51,314	$(4,579)	$46,735	$3,149
Canada	5,807	6,803	2,035	5,730	20,375	(2,170)	18,205	(206)
China	10,898	635	680	2,085	14,298	(511)	13,787	866
Brazil	9,226	663	343	2,969	13,201	(410)	12,791	(841)
France	1,922	6,217	1,395	7,331	16,865	(4,835)	12,030	1,867
Japan	8,060	542	1,760	2,054	12,416	(1,293)	11,123	3,008
Germany	4,348	5,908	2,505	2,222	14,983	(3,893)	11,090	(1,628)
India	5,563	758	240	3,760	10,321	(226)	10,095	(156)
Netherlands	3,743	3,942	716	2,311	10,712	(1,544)	9,168	1,533
Australia	3,421	2,351	573	2,390	8,735	(333)	8,402	405
Hong Kong	6,546	399	205	609	7,759	(33)	7,726	2,369
South Korea	3,670	903	547	2,452	7,572	(683)	6,889	454
Switzerland	2,121	2,668	942	590	6,321	(1,369)	4,952	(594)
Italy	2,733	1,230	1,827	2,374	8,164	(3,340)	4,824	(378)
Singapore	2,049	207	310	1,598	4,164	(71)	4,093	264
Taiwan	2,517	—	214	1,193	3,924	—	3,924	(148)
Mexico	3,212	615	130	234	4,191	(331)	3,860	(139)
Russia	4,935	87	321	58	5,401	(1,594)	3,807	(2,915)
Spain	2,567	834	134	933	4,468	(1,005)	3,463	60
Luxembourg	799	1,275	266	105	2,445	(413)	2,032	378
Total top 20 non-U.S. countries exposure	$108,855	$48,325	$22,388	$48,061	$227,629	$(28,633)	$198,996	$7,348

Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. Net exposure to Russia was reduced to $3.8 billion at September 30, 2014, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine was minimal. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian counter-measures.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. While market conditions have stabilized, policymakers continue to address fundamental challenges of competitiveness, growth and high unemployment. A return of financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Net exposure at September 30, 2014 to Italy and Spain was $4.8 billion and $3.5 billion as presented in Table 63. Net exposure at September 30, 2014 to Greece, Ireland and Portugal, in aggregate, was $2.1 billion. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Provision for Credit Losses

The provision for credit losses increased $340 million to $636 million, and decreased $1.2 billion to $2.1 billion for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The provision for credit losses was $407 million and $1.4 billion lower than net charge-offs for the three and nine months ended September 30, 2014, resulting in a reduction in the allowance for credit losses primarily due to continued improvement in the home loans and credit card portfolios, partially offset by $400 million of additional costs associated with the consumer relief portion of the DoJ Settlement. In the nine months ended September 30, 2014, these reductions were partially offset by an increase in the allowance for credit losses for the commercial portfolio. This compared to a reduction of $1.4 billion and $3.1 billion in the allowance for credit losses for the three and nine months ended September 30, 2013.

The provision for credit losses for the consumer portfolio increased $734 million to $544 million, and decreased $934 million to $1.4 billion for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was primarily due to $400 million of additional costs associated with the consumer relief portion of the DoJ Settlement and recoveries in the PCI loan portfolio in the prior year. The decrease for the nine months ended September 30, 2014 was primarily due to continued improvement in the home loans portfolios as a result of increased home prices, improved delinquencies and continued loan balance run-off, as well as improvement in the credit card portfolios primarily driven by lower delinquencies. There was no provision for credit losses related to the PCI loan portfolio for the three months ended September 30, 2014 and a provision benefit of $106 million for the nine months ended September 30, 2014. This compared to a benefit of $248 million and $707 million for the same periods in 2013. For more information on the DoJ Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 61.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $394 million to $92 million, and $230 million to $705 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013 driven by improved asset quality in the current year.

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

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of September 30, 2014, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios compared to December 31, 2013.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of September 30, 2014, the allowance increased for all major commercial portfolios compared to December 31, 2013.

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

During the three and nine months ended September 30, 2014, the factors that impacted the allowance for loan and lease losses included overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and housing and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and housing and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, and a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs, sales, returns to performing status and upgrades out of criticized continued to outpace new nonaccrual loans and reservable criticized commercial loans.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 65, was $10.7 billion at September 30, 2014, a decrease of $2.7 billion from December 31, 2013. The decrease was primarily in the residential mortgage and home equity portfolios due to increased home prices, as evidenced by improving LTV statistics as presented in Tables 35 and 37, improved delinquencies and a decrease in consumer loan balances. Further, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.7 billion at September 30, 2014 from $2.1 billion (to 1.91 percent from 2.25 percent of outstanding U.S. credit card loans) at December 31, 2013, and accruing loans 90 days or more past due decreased to $831 million at September 30, 2014 from $1.1 billion (to 0.93 percent from 1.14 percent of outstanding U.S. credit card loans) at December 31, 2013. See Tables 32, 33, 42 and 44 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 65, was $4.4 billion at September 30, 2014, an increase of $427 million from December 31, 2013. The commercial utilized reservable criticized exposure decreased to $11.8 billion at September 30, 2014 from $12.9 billion (to 2.79 percent from 3.02 percent of total commercial utilized reservable exposure) at December 31, 2013. Nonperforming commercial loans increased $43 million from December 31, 2013 to $1.4 billion at September 30, 2014 (to 0.35 percent from 0.34 percent of outstanding commercial loans). See Tables 48, 49 and 51 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.71 percent at September 30, 2014 compared to 1.90 percent at December 31, 2013. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions and write-offs in the PCI loan portfolio. The September 30, 2014 and December 31, 2013 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.57 percent at September 30, 2014 compared to 1.67 percent at December 31, 2013.

Table 64 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and nine months ended September 30, 2014 and 2013.

Table 64
Allowance for Credit Losses
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Allowance for loan and lease losses, beginning of period	$15,811	$21,235	$17,428	$24,179
Loans and leases charged off
Residential mortgage	(220)	(346)	(715)	(1,100)
Home equity	(265)	(420)	(998)	(1,795)
U.S. credit card	(737)	(950)	(2,355)	(3,174)
Non-U.S. credit card	(90)	(122)	(284)	(404)
Direct/Indirect consumer	(103)	(151)	(344)	(563)
Other consumer	(64)	(73)	(190)	(197)
Total consumer charge-offs	(1,479)	(2,062)	(4,886)	(7,233)
U.S. commercial (1)	(172)	(227)	(433)	(648)
Commercial real estate	(13)	(30)	(23)	(228)
Commercial lease financing	(3)	(1)	(5)	(3)
Non-U.S. commercial	—	(9)	(32)	(29)
Total commercial charge-offs	(188)	(267)	(493)	(908)
Total loans and leases charged off	(1,667)	(2,329)	(5,379)	(8,141)
Recoveries of loans and leases previously charged off
Residential mortgage	167	125	570	225
Home equity	176	118	368	323
U.S. credit card	112	162	329	522
Non-U.S. credit card	23	33	94	99
Direct/Indirect consumer	69	89	219	291
Other consumer	8	8	29	29
Total consumer recoveries	555	535	1,609	1,489
U.S. commercial (2)	45	68	153	201
Commercial real estate	19	19	98	80
Commercial lease financing	6	9	15	26
Non-U.S. commercial	(1)	11	—	30
Total commercial recoveries	69	107	266	337
Total recoveries of loans and leases previously charged off	624	642	1,875	1,826
Net charge-offs	(1,043)	(1,687)	(3,504)	(6,315)
Write-offs of PCI loans	(246)	(443)	(797)	(1,595)
Provision for loan and lease losses	610	291	2,011	3,242
Other (3)	(26)	36	(32)	(79)
Allowance for loan and lease losses, September 30	15,106	19,432	15,106	19,432
Reserve for unfunded lending commitments, beginning of period	503	474	484	513
Provision for unfunded lending commitments	26	5	45	(22)
Other	—	1	—	(11)
Reserve for unfunded lending commitments, September 30	529	480	529	480
Allowance for credit losses, September 30	$15,635	$19,912	$15,635	$19,912

(1)
Includes U.S. small business commercial charge-offs of $83 million and $257 million for the three and nine months ended September 30, 2014 compared to $113 million and $370 million for the same periods in 2013.

(2)
Includes U.S. small business commercial recoveries of $14 million and $46 million for the three and nine months ended September 30, 2014 compared to $22 million and $79 million for the same periods in 2013.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

Table 64
Allowance for Credit Losses (continued)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Loan and allowance ratios:
Loans and leases outstanding at September 30 (4)	$883,132	$924,196	$883,132	$924,196
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)	1.71%	2.10%	1.71%	2.10%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (5)	2.14	2.97	2.14	2.97
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (6)	1.15	0.90	1.15	0.90
Average loans and leases outstanding (4)	$890,353	$914,187	$900,239	$905,664
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 7)	0.46%	0.73%	0.52%	0.93%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.57	0.92	0.64	1.17
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4, 8)	112	100	112	100
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs (7)	3.65	2.90	3.22	2.30
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs and PCI write-offs	2.95	2.30	2.63	1.84
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (9)	$6,013	$8,972	$6,013	$8,972
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4, 9)	67%	54%	67%	54%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)	1.57%	1.81%	1.57%	1.81%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (5)	1.91	2.49	1.91	2.49
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.48	0.75	0.53	0.96
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4, 8)	100	84	100	84
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	3.27	2.42	2.88	1.92

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.2 billion and $10.2 billion at September 30, 2014 and 2013. Average loans accounted for under the fair value option were $8.9 billion and $10.1 billion for the three and nine months ended September 30, 2014 compared to $9.8 billion and $9.2 billion for the same periods in 2013.

(5)	Excludes consumer loans accounted for under the fair value option of $2.1 billion and $2.2 billion at September 30, 2014 and 2013.

(6)	Excludes commercial loans accounted for under the fair value option of $6.1 billion and $8.0 billion at September 30, 2014 and 2013.

(7)
Net charge-offs exclude $246 million and $797 million of write-offs in the PCI loan portfolio for the three and nine months ended September 30, 2014 compared to $443 million and $1.6 billion for the same periods in 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 95.

(8)	For more information on our definition of nonperforming loans, see pages 100 and 109.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

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

Table 65
Allocation of the Allowance for Credit Losses by Product Type
	September 30, 2014			December 31, 2013
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$3,022	20.01%	1.34%	$4,084	23.43%	1.65%
Home equity	3,454	22.87	3.95	4,434	25.44	4.73
U.S. credit card	3,395	22.47	3.81	3,930	22.55	4.26
Non-U.S. credit card	388	2.57	3.39	459	2.63	3.98
Direct/Indirect consumer	331	2.19	0.40	417	2.39	0.51
Other consumer	84	0.55	3.90	99	0.58	5.02
Total consumer	10,674	70.66	2.14	13,423	77.02	2.53
U.S. commercial (2)	2,587	17.12	1.13	2,394	13.74	1.06
Commercial real estate	1,030	6.82	2.19	917	5.26	1.91
Commercial lease financing	157	1.04	0.64	118	0.68	0.47
Non-U.S. commercial	658	4.36	0.78	576	3.30	0.64
Total commercial (3)	4,432	29.34	1.15	4,005	22.98	1.03
Allowance for loan and lease losses (4)	15,106	100.00%	1.71	17,428	100.00%	1.90
Reserve for unfunded lending commitments	529			484
Allowance for credit losses	$15,635			$17,912

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $2.0 billion and $2.0 billion and home equity loans of $179 million and $147 million at September 30, 2014 and December 31, 2013. Commercial loans accounted for under the fair value option included U.S. commercial loans of $1.3 billion and $1.5 billion and non-U.S. commercial loans of $4.8 billion and $6.4 billion at September 30, 2014 and December 31, 2013.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $530 million and $462 million at September 30, 2014 and December 31, 2013.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $188 million and $277 million at September 30, 2014 and December 31, 2013.

(4)	Includes $1.6 billion and $2.5 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at September 30, 2014 and December 31, 2013.

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

The reserve for unfunded lending commitments was $529 million at September 30, 2014, an increase of $45 million from December 31, 2013, driven by increases in expected losses.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 128.

Our traditional banking loan and deposit products are non-trading positions and are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, these positions are still subject to changes in economic value based on varying market conditions, with one of the primary risks being changes in the levels of interest rates. The risk of adverse changes in the economic value of our non-trading positions arising from changes in interest rates is managed through our ALM activities. We have elected to account for certain assets and liabilities under the fair value option.

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

Global Markets Risk Management is an independent function within the Corporation that supports the Global Banking and Markets Risk Executive. The Global Markets Risk Committee (GMRC), chaired by the Global Markets Risk Executive, has been designated by the Asset Liability and Market Risk Committee (ALMRC) as the primary risk governance authority for Global Markets. The GMRC's focus is to take a forward-looking view of the primary credit, market and operational risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy.

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

Trading limits on quantitative risk measures, including VaR, are monitored on a daily basis. These trading limits are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure they remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to ensure extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually and the ALMRC has given authority to the GMRC to approve changes to trading limits throughout the year. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation's Risk Appetite Statement. These risk appetite limits are monitored on a daily basis and are approved at least annually by the Board. The market risk based risk appetite limits were not exceeded during the nine months ended September 30, 2014.

In periods of market stress, the GMRC members communicate daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk.

Market risk VaR for trading activities as presented in Table 66 differs from VaR used for regulatory capital calculations (regulatory VaR). The VaR disclosed in Table 66 excludes both counterparty CVA, which are adjustments to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivative assets, and the corresponding hedges. Current regulatory standards require that regulatory VaR only exclude counterparty CVA but include the corresponding hedges. The holding period for regulatory VaR for capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Except for the differences between regulatory and market risk VaR regarding the inclusion of CVA hedges and the holding period used, both measures utilize the same process and methodology.

To provide visibility of market risks to which the Corporation is exposed, Table 66 presents the total market-based trading portfolio VaR which includes our total covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. Certain positions related to our counterparty CVA and corresponding hedges are considered covered positions; however, these are excluded from the VaR results presented in Table 66. In addition, Table 66 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation's total market-based portfolio VaR. This population is consistent with the risk appetite limits set by the Board.

The market risk across all business segments to which the Corporation is exposed is included in the total market-based portfolio VaR results. The majority of this portfolio is within the Global Markets segment.

Table 66 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, as well as average daily trading VaR for the nine months ended September 30, 2014 and 2013.

Table 66
Market Risk VaR for Trading Activities
													Nine Months
	Three Months Ended												Ended
	September 30, 2014				June 30, 2014				September 30, 2013				September 30
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2014 Average	2013 Average
Foreign exchange	$19	$16	$24	$10	$15	$17	$23	$10	$18	$18	$23	$13	$17	$19
Interest rate	30	35	57	20	41	38	60	22	25	26	36	20	36	33
Credit	42	54	82	40	56	52	62	45	54	49	63	41	56	59
Equities	22	16	22	13	14	16	23	12	21	23	29	16	16	29
Commodities	8	8	9	6	7	7	10	6	12	13	15	11	7	14
Portfolio diversification	(75)	(85)	—	—	(95)	(84)	—	—	(76)	(78)	—	—	(81)	(89)
Total covered positions trading portfolio	46	44	66	33	38	46	61	37	54	51	59	39	51	65
Impact from less liquid exposures	8	6	—	—	8	5	—	—	4	5	—	—	6	3
Total market-based trading portfolio	54	50	70	38	46	51	65	42	58	56	64	44	57	68
Fair value option loans	23	31	39	21	37	31	37	27	39	43	50	38	31	44
Fair value option hedges	8	12	17	8	17	14	17	12	18	19	21	17	13	21
Fair value option portfolio diversification	(15)	(22)	—	—	(28)	(24)	—	—	(28)	(31)	—	—	(22)	(35)
Total fair value option portfolio	16	21	26	15	26	21	26	19	29	31	38	28	22	30
Portfolio diversification	(7)	(15)	—	—	(20)	(13)	—	—	(13)	(13)	—	—	(13)	(16)
Total market-based portfolio	$63	$56	$75	$44	$52	$59	$78	$50	$74	$74	$85	$60	$66	$82

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR remained relatively unchanged for the three months ended September 30, 2014 compared to the three months ended June 30, 2014. The average total market-based portfolio VaR decreased slightly for the three months ended September 30, 2014 compared to the three months ended June 30, 2014 primarily driven by increased portfolio diversification across the total market-based portfolio.

The period-end total market-based trading portfolio VaR increased during the three months ended September 30, 2014 driven by increased exposure to the equity markets combined with a reduction in portfolio diversification.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data presented in Table 66.

Additional VaR statistics produced within the Corporation's single VaR model are provided in Table 67 at the same level of detail as in Table 66. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 67 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013.

Table 67
Average Market Risk VaR for Trading Activities – 99 Percent and 95 Percent VaR Statistics
	Three Months Ended
	September 30, 2014		June 30, 2014		September 30, 2013
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$16	$9	$17	$10	$18	$10
Interest rate	35	22	38	22	26	15
Credit	54	23	52	26	49	28
Equities	16	8	16	9	23	12
Commodities	8	4	7	4	13	8
Portfolio diversification	(85)	(43)	(84)	(46)	(78)	(44)
Total covered positions trading portfolio	44	23	46	25	51	29
Impact from less liquid exposures	6	3	5	2	5	4
Total market-based trading portfolio	50	26	51	27	56	33
Fair value option loans	31	15	31	14	43	22
Fair value option hedges	12	8	14	9	19	12
Fair value option portfolio diversification	(22)	(14)	(24)	(14)	(31)	(19)
Total fair value option portfolio	21	9	21	9	31	15
Portfolio diversification	(15)	(8)	(13)	(6)	(13)	(9)
Total market-based portfolio	$56	$27	$59	$30	$74	$39

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

During the three and nine months ended September 30, 2014, there were no days in which there was a backtesting excess for our total market-based portfolio or regulatory VaR results, utilizing a one-day holding period.

Total Trading-related Revenue

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2014 compared to the three months ended June 30, 2014 and March 31, 2014. During the three months ended September 30, 2014, positive trading-related revenue was recorded for 97 percent, or 64 trading days, of which 68 percent (45 days) were daily trading gains of over $25 million and the largest loss was $6 million. This compares to the three months ended June 30, 2014, where positive trading-related revenue was recorded for 98 percent, or 64 trading days, of which 78 percent (51 days) were daily trading gains of over $25 million and the largest loss was $15 million. During the three months ended March 31, 2014, positive trading-related revenue was recorded for 100 percent, or 61 trading days, of which 89 percent (54 days) were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
Number of Days
40
35
30
25
20
15
10
5
0
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended March 31, 2014
Three Months Ended June 30, 2014
Three Months Ended September 30, 2014

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

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 63.

Interest Rate Risk Management for Non-trading Activities

The following discussion presents net interest income excluding the impact of trading-related activities.

Interest rate risk represents the most significant market risk exposure to our non-trading balance sheet. Interest rate risk is measured as the potential change in net interest income caused by movements in market interest rates. Client-facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet.

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

Table 68 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2014 and December 31, 2013.

Table 68
Forward Rates
	September 30, 2014			December 31, 2013
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.24%	2.64%	0.25%	0.25%	3.09%
12-month forward rates	0.50	0.82	2.99	0.25	0.43	3.52

Table 69 shows the pretax dollar impact to forecasted net interest income over the next 12 months from September 30, 2014 and December 31, 2013, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For further discussion of net interest income excluding the impact of trading-related activities, see page 21.

We continue to be asset-sensitive to both a parallel move in interest rates and, to a lesser degree, a long-end led steepening of the yield curve. Additionally, rising interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near term adverse impact to OCI and Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the phase-in provisions of Basel 3 including OCI, see Capital Management – Regulatory Capital on page 64.

Table 69
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	September 30 2014	December 31 2013
Parallel shifts
+100 bps instantaneous shift	+100	+100	$3,203	$3,229
-50 bps instantaneous shift	-50	-50	(2,047)	(1,616)
Flatteners
Short-end instantaneous change	+100	—	2,162	2,210
Long-end instantaneous change	—	-50	(909)	(641)
Steepeners
Short-end instantaneous change	-50	—	(1,105)	(937)
Long-end instantaneous change	—	+100	1,087	1,066

The sensitivity analysis in Table 69 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 69 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the Corporation's benefit in those scenarios.

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. As part of the ALM positioning, we use derivatives to hedge interest rate and duration risk. At September 30, 2014 and December 31, 2013, our debt securities portfolio had a carrying value of $368.1 billion and $323.9 billion.

During the three months ended September 30, 2014 and 2013, we purchased debt securities of $88.9 billion and $26.4 billion, sold $48.3 billion and $16.5 billion, and had maturities and received paydowns of $25.7 billion and $25.1 billion, respectively. We realized $432 million and $356 million in net gains on sales of AFS debt securities. During the nine months ended September 30, 2014 and 2013, we purchased debt securities of $210.2 billion and $125.6 billion, sold $106.2 billion and $77.5 billion, and had maturities and received paydowns of $65.5 billion and $76.8 billion, respectively. We realized $1.2 billion and $881 million in net gains on sales of AFS debt securities.

At September 30, 2014, accumulated OCI included after-tax net unrealized losses of $656 million on AFS debt securities and after-tax net unrealized losses of $5 million on AFS marketable equity securities compared to after-tax net unrealized losses of $860 million and after-tax net unrealized losses of $5 million at September 30, 2013. For more information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pretax net amounts in accumulated OCI related to AFS debt securities decreased $1.6 billion during the three months ended September 30, 2014 and improved $4.1 billion during the nine months ended September 30, 2014 to a $1.1 billion net unrealized loss primarily due to the impact of interest rates. For more information on our securities portfolio, see Note 3 – Securities to the Consolidated Financial Statements.

We recognized $1 million and $12 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three and nine months ended September 30, 2014 compared to losses of $7 million and $20 million for the same periods in 2013. OTTI losses in the three and nine months ended September 30, 2014 and 2013 were on non-agency RMBS and were recorded in other income on the Consolidated Statement of Income. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At September 30, 2014 and December 31, 2013, our residential mortgage portfolio was $224.7 billion and $248.1 billion excluding $2.0 billion of consumer residential mortgage loans accounted for under the fair value option at each period end. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 99. The $23.3 billion decrease in the nine months ended September 30, 2014 was primarily due to paydowns, sales, charge-offs and transfers to foreclosed properties. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

During the three months ended September 30, 2014, CRES and GWIM originated $6.2 billion of first-lien mortgages that we retained compared to $14.0 billion in the same period in 2013. We received paydowns of $10.2 billion compared to $13.8 billion in the same period in 2013. We repurchased $1.5 billion of loans pursuant to our servicing agreements with GNMA and redelivered $687 million, primarily FHA-insured loans, compared to $3.1 billion and $1.7 billion in the same period in 2013. Sales of loans, excluding redelivered FHA loans, were $9.1 billion compared to $1.1 billion in the same period in 2013. Loans sold during the three months ended September 30, 2014 primarily consisted of loans insured under our long-term stand-by agreements as well as nonperforming and PCI loans. Gains recognized on the sales of residential mortgages were $210 million compared to $22 million in the same period in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014, CRES and GWIM originated $16.8 billion of first-lien mortgages that we retained compared to $37.8 billion in the same period in 2013. We received paydowns of $28.0 billion compared to $43.7 billion in the same period in 2013. We repurchased $3.8 billion of loans pursuant to our servicing agreements with GNMA and redelivered $3.0 billion, primarily FHA-insured loans, compared to $9.1 billion and $3.6 billion in the same period in 2013. Sales of loans, excluding redelivered FHA loans, were $12.2 billion compared to $1.4 billion in the same period in 2013. Loans sold during the nine months ended September 30, 2014 primarily consisted of loans insured under our long-term stand-by agreements as well as nonperforming and PCI loans. Gains recognized on the sales of residential mortgages were $392 million compared to $38 million in the same period in 2013.

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

Changes to the composition of our derivatives portfolio during the nine months ended September 30, 2014 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 70 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at September 30, 2014 and December 31, 2013. These amounts do not include derivative hedges on our MSRs.

Table 70
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			September 30, 2014
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$5,969								5.08
Notional amount		$120,384	$1,206	$12,873	$15,339	$21,453	$20,528	$48,985
Weighted-average fixed-rate		3.28%	4.29%	3.32%	3.12%	3.64%	3.36%	3.10%
Pay-fixed interest rate swaps (1, 2)	(361)								6.75
Notional amount		$21,979	$—	$520	$1,025	$1,527	$8,041	$10,866
Weighted-average fixed-rate		2.12%	—%	2.30%	1.65%	1.84%	1.50%	2.65%
Same-currency basis swaps (3)	(72)
Notional amount		$102,719	$9,122	$18,935	$15,691	$20,225	$11,028	$27,718
Foreign exchange basis swaps (2, 4, 5)	(2,133)
Notional amount		180,400	7,602	32,913	28,926	24,499	16,638	69,822
Option products (6)	—
Notional amount (7)		1,270	1,263	(10)	—	—	—	17
Foreign exchange contracts (2, 5, 8)	3,632
Notional amount (7)		(22,732)	(28,479)	(7,433)	(622)	6,493	1,505	5,804
Futures and forward rate contracts	72
Notional amount (7)		(15,828)	(15,828)	—	—	—	—	—
Net ALM contracts	$7,107

			December 31, 2013
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2014	2015	2016	2017	2018	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$5,074								4.67
Notional amount		$109,539	$7,604	$12,873	$15,339	$19,803	$20,733	$33,187
Weighted-average fixed-rate		3.42%	3.79%	3.32%	3.12%	3.87%	3.34%	3.29%
Pay-fixed interest rate swaps (1, 2)	427								5.92
Notional amount		$28,418	$4,645	$520	$1,025	$1,527	$8,529	$12,172
Weighted-average fixed-rate		1.87%	0.54%	2.30%	1.65%	1.84%	1.52%	2.62%
Same-currency basis swaps (3)	6
Notional amount		$145,184	$47,529	$25,171	$28,157	$15,283	$9,156	$19,888
Foreign exchange basis swaps (2, 4, 5)	1,208
Notional amount		205,560	39,151	37,298	27,293	24,304	14,517	62,997
Option products (6)	21
Notional amount (7)		(641)	(649)	(11)	—	—	—	19
Foreign exchange contracts (2, 5, 8)	1,619
Notional amount (7)		(19,515)	(35,991)	1,873	(669)	7,224	2,026	6,022
Futures and forward rate contracts	147
Notional amount (7)		(19,427)	(19,427)	—	—	—	—	—
Net ALM contracts	$8,502

(1)
The receive-fixed interest rate swap notional amounts that represent forward starting swaps and which will not be effective until their respective contractual start dates totaled $600 million at December 31, 2013. There were no forward starting receive-fixed interest rate swap positions at September 30, 2014. There were no forward starting pay-fixed swap positions at September 30, 2014 compared to $1.1 billion at December 31, 2013.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At September 30, 2014 and December 31, 2013, the notional amount of same-currency basis swaps was comprised of $102.7 billion and $145.2 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $1.3 billion at September 30, 2014 was comprised of $1.3 billion in foreign exchange options, $(10) million in swaptions and $17 million in purchased caps/floors. Option products of $(641) million at December 31, 2013 were comprised of $(2.0) billion in swaptions, $1.4 billion in foreign exchange options and $19 million in purchased caps/floors.

(7)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(8)
The notional amount of foreign exchange contracts of $(22.7) billion at September 30, 2014 was comprised of $26.2 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(42.3) billion in net foreign currency forward rate contracts, $(8.7) billion in foreign currency-denominated pay-fixed swaps and $2.1 billion in net foreign currency futures contracts. Foreign exchange contracts of $(19.5) billion at December 31, 2013 were comprised of $36.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(49.3) billion in net foreign currency forward rate contracts, $(10.3) billion in foreign currency-denominated pay-fixed swaps and $4.0 billion in foreign currency futures contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $3.0 billion and $3.6 billion, on a pretax basis, at September 30, 2014 and December 31, 2013. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at September 30, 2014, the pretax net losses are expected to be reclassified into earnings as follows: $905 million, or 30 percent, within the next year, 48 percent in years two through five, and 15 percent in years six through ten, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at September 30, 2014.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and servicing income. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market, as an increase in mortgage interest rates will typically lead to a decrease in the value of these instruments. To hedge interest rate risk and certain market risks of IRLCs and residential first mortgage LHFS, we utilize forward loan sale commitments and other derivative instruments including purchased options. At September 30, 2014 and December 31, 2013, the notional amounts of derivatives economically hedging the IRLCs and residential first mortgage LHFS were $8.2 billion and $7.9 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. Typically, an increase in mortgage rates will lead to an increase in the value of the MSRs driven by lower prepayment expectations. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures, as well as principal-only and interest-only MBS and U.S. Treasuries to hedge interest rate and certain other market risks of MSRs. The fair value and notional amounts of the derivative contracts and the fair value of securities hedging the MSRs were $(3.8) billion, $1.0 trillion and $51 million at September 30, 2014 and $(2.9) billion, $1.8 trillion and $2.5 billion at December 31, 2013. For the three and nine months ended September 30, 2014, we recorded in mortgage banking income gains of $76 million and $840 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs compared to gains of $47 million and losses of $824 million for the same periods in 2013. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 35.

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

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including outsourced business processes, and is not limited to operations functions. Its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital estimate under the Advanced approaches. For more information on Basel 3 Advanced Approaches, see Capital Management – Advanced Approaches on page 66.

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

The more judgmental estimates impacting results for the nine months ended September 30, 2014 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

Table 71
Recurring Level 3 Asset and Liability Summary
	September 30, 2014			December 31, 2013
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$5,967	25.65%	0.28%	$9,044	28.46%	0.43%
Derivative assets	6,947	29.86	0.33	7,277	22.90	0.35
AFS debt securities	2,963	12.74	0.14	4,760	14.98	0.23
All other Level 3 assets at fair value	7,389	31.75	0.35	10,697	33.66	0.50
Total Level 3 assets at fair value (1)	$23,266	100.00%	1.10%	$31,778	100.00%	1.51%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$7,480	75.84%	0.40%	$7,301	78.20%	0.39%
Long-term debt	2,349	23.82	0.12	1,990	21.32	0.11
All other Level 3 liabilities at fair value	34	0.34	—	45	0.48	—
Total Level 3 liabilities at fair value (1)	$9,863	100.00%	0.52%	$9,336	100.00%	0.50%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to our derivative positions.

During the three and nine months ended September 30, 2014, we recognized net gains of $332 million and net losses of $3 million on Level 3 assets and liabilities. The net gains for the three months ended September 30, 2014 were primarily due to gains on net derivative assets, long-term debt and trading account assets, partially offset by losses on MSRs. The net gains on net derivative assets were primarily due to gains on IRLCs. Gains on long-term debt were due to net gains on equity-linked notes. Gains on trading account assets were primarily due to gains on certain corporate loans and CLOs. Losses on MSRs were primarily due to the impact of the decrease in long-term interest rates on forecasted prepayments. The net losses for the nine months ended September 30, 2014 were primarily due to losses on MSRs, partially offset by gains on trading account assets. Losses on MSRs and gains on trading account assets were primarily due to the same factors as described in the three-month discussion above. For more information on the components of net realized and unrealized gains and losses during three and nine months ended September 30, 2014, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources.

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three and nine months ended September 30, 2014, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

Goodwill and Intangible Assets

Background

The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K as well as Complex Accounting Estimates on page 117 of the MD&A of the Corporation's 2013 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. The goodwill impairment test involves comparing the fair value of each reporting unit with its carrying value, including goodwill, as measured by allocated equity. During the latest annual planning process, the Corporation made refinements to the amount of capital allocated to each of its businesses based on multiple considerations that included, but were not limited to, risk-weighted assets measured under the Basel 3 Standardized and Advanced approaches, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, the Corporation adjusted the amount of capital being allocated to its business segments. This change resulted in a reduction of the unallocated capital, which is reflected in All Other, and an aggregate increase to the amount of capital being allocated to the business segments. An increase in allocated capital in the business segments generally results in a reduction of the excess of the fair value over the carrying value and a reduction to the estimated fair value as a percentage of allocated carrying value for an individual reporting unit.

2014 Annual Goodwill Impairment Testing

The Corporation's common stock price improved during the first nine months of 2014; however, our market capitalization remained below our recorded book value. We estimate that the fair value of all reporting units with assigned goodwill in aggregate as of the June 30, 2014 annual goodwill impairment test was $307.1 billion and the aggregate carrying value of all reporting units with assigned goodwill, as measured by allocated equity, was $175.7 billion. The common stock capitalization of the Corporation as of June 30, 2014 was $161.6 billion ($179.3 billion at September 30, 2014). As none of our reporting units are publicly traded, individual reporting unit fair value determinations do not directly correlate to the Corporation's stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.

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

The market approach we used estimates the fair value of the individual reporting units by incorporating any combination of the tangible capital, book capital and earnings multiples from comparable publicly-traded companies in industries similar to that of the reporting unit. The relative weight assigned to these multiples varies among the reporting units based on qualitative and quantitative characteristics, primarily the size and relative profitability of the reporting unit as compared to the comparable publicly-traded companies. Since the fair values determined under the market approach are representative of a noncontrolling interest, we added a control premium to arrive at the reporting units' estimated fair values on a controlling basis.

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

During the three months ended September 30, 2014, we completed our annual goodwill impairment test as of June 30, 2014 for all of our reporting units that had goodwill. In performing the first step of the annual goodwill impairment analysis, we compared the fair value of each reporting unit to its estimated carrying value as measured by allocated equity, which includes goodwill. During our 2014 annual goodwill impairment test, we also evaluated the U.K. Card business within All Other, as the U.K. Card business comprises the majority of the goodwill included in All Other. To determine fair value, we utilized a combination of the market approach and the income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premium used in the June 30, 2014 annual goodwill impairment test was 30 percent for all reporting units. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2014 annual goodwill impairment test ranged from 10.5 percent to 13 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from (2.9) percent to 8.5 percent.

Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

The fair value for Card Services as of June 30, 2014 no longer considers the negative impact of a July 31, 2013 court ruling regarding the Federal Reserve's rules on debit card interchange fees, which would have required the Federal Reserve to reconsider the cap on debit card interchange fees. The fair value as of June 30, 2013 considered that potential negative impact contributing to an estimated fair value as a percent of allocated carrying value of 120.3 percent. On March 21, 2014, the Federal Reserve appealed and reversed the court's ruling. On August 18, 2014, the merchant plaintiffs filed a petition to the U.S. Supreme Court to review the court's decision. The U.S. Supreme Court has not yet indicated whether it will review the decision.

Table 72 shows goodwill assigned to the individual reporting units and the fair value as a percentage of the carrying value as of our June 30, 2014 annual goodwill impairment test.

Table 72
Goodwill by Reporting Unit (1)
	June 30, 2014
(Dollars in millions)	Estimated Fair Value as a Percent of Allocated Carrying Value	Goodwill
Consumer & Business Banking
Deposits	131.2%	$17,875
Card Services	155.2	10,014
Business Banking	142.5	2,097
Dealer Financial Services	112.5	1,695
Global Wealth & Investment Management
U.S. Trust	203.0	2,922
Merrill Lynch Global Wealth Management	362.4	6,776
Global Banking
Global Commercial Banking	154.6	16,146
Global Corporate and Investment Banking	188.4	6,231
Global Markets	159.5	5,197
All Other (2)	208.5	775

(1)	There was no goodwill in CRES at June 30, 2014.

(2)
Reflects the goodwill and estimated fair value as a percent of allocated carrying value assigned to the U.K. Card business within All Other. The total amount of goodwill in All Other was $857 million at June 30, 2014.

In estimating the fair value of the reporting units in step one of the annual goodwill impairment analysis, the fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying value. Also, under step two of the annual goodwill impairment analysis, which was not required for any of our reporting units at June 30, 2014, changes in the estimated fair values of the individual assets and liabilities may result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

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
Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of GWIM which generate asset management fees based on a percentage of the assets' market values. AUM reflects assets that are generally managed for institutional, high net worth and retail clients, and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts.
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
Loan-to-value (LTV) – A commonly used credit quality metric that is reported in terms of ending and average LTV. Ending LTV is calculated as the outstanding carrying value of the loan at the end of the period divided by the estimated value of the property securing the loan. Estimated property values are primarily determined by utilizing the Case-Schiller Home Index, a widely used index based on data from repeat sales of single family homes. Case-Schiller indices are updated quarterly and are reported on a three-month or one-quarter lag. An additional metric related to LTV is combined loan-to-value (CLTV) which is similar to the LTV metric, yet combines the outstanding balance on the residential mortgage loan and the outstanding carrying value on the home equity loan or available line of credit, both of which are secured by the same property, divided by the estimated value of the property. An LTV of 100 percent reflects a loan that is currently secured by a property valued at an amount exactly equal to the carrying value or available line of the loan. Under certain circumstances, estimated values can also be determined by utilizing an automated valuation method (AVM) or Mortgage Risk

Assessment Corporation (MRAC) index. An AVM is a tool that estimates the value of a property by reference to large volumes of market data including sales of comparable properties and price trends specific to the MSA in which the property being valued is located. The MRAC index is similar to the Case-Schiller Home Index in that it is an index that is based on data from repeat sales of single family homes and is reported on a lag.
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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2014	2013	2014	2013
Interest income
Loans and leases	$8,535	$9,146	$25,930	$27,384
Debt securities	2,225	2,205	6,346	7,302
Federal funds sold and securities borrowed or purchased under agreements to resell	239	291	801	925
Trading account assets	1,111	1,049	3,463	3,567
Other interest income	748	691	2,194	2,130
Total interest income	12,858	13,382	38,734	41,308

Interest expense
Deposits	270	334	843	1,082
Short-term borrowings	591	683	1,963	2,241
Trading account liabilities	392	375	1,225	1,274
Long-term debt	1,386	1,724	4,386	5,232
Total interest expense	2,639	3,116	8,417	9,829
Net interest income	10,219	10,266	30,317	31,479

Noninterest income
Card income	1,500	1,444	4,334	4,323
Service charges	1,907	1,884	5,599	5,520
Investment and brokerage services	3,327	2,995	9,887	9,165
Investment banking income	1,351	1,297	4,524	4,388
Equity investment income	9	1,184	1,150	2,427
Trading account profits	1,899	1,266	6,198	6,193
Mortgage banking income	272	585	1,211	3,026
Gains on sales of debt securities	432	356	1,191	881
Other income	293	253	1,111	52
Total noninterest income	10,990	11,264	35,205	35,975
Total revenue, net of interest expense	21,209	21,530	65,522	67,454

Provision for credit losses	636	296	2,056	3,220

Noninterest expense
Personnel	8,039	8,310	26,094	26,732
Occupancy	1,070	1,096	3,264	3,359
Equipment	514	538	1,594	1,620
Marketing	446	511	1,338	1,377
Professional fees	611	702	1,795	2,045
Amortization of intangibles	234	270	708	820
Data processing	754	779	2,348	2,370
Telecommunications	311	397	1,005	1,217
Other general operating	8,163	3,786	22,775	12,367
Total noninterest expense	20,142	16,389	60,921	51,907
Income before income taxes	431	4,845	2,545	12,327
Income tax expense	663	2,348	762	4,335
Net income (loss)	$(232)	$2,497	$1,783	$7,992
Preferred stock dividends	238	279	732	1,093
Net income (loss) applicable to common shareholders	$(470)	$2,218	$1,051	$6,899

Per common share information
Earnings (loss)	$(0.04)	$0.21	$0.10	$0.64
Diluted earnings (loss)	(0.04)	0.20	0.10	0.62
Dividends paid	0.05	0.01	0.07	0.03
Average common shares issued and outstanding (in thousands)	10,515,790	10,718,918	10,531,688	10,764,216
Average diluted common shares issued and outstanding (in thousands)	10,515,790	11,482,226	10,587,841	11,523,649
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Net income (loss)	$(232)	$2,497	$1,783	$7,992
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	(994)	(631)	2,600	(5,770)
Net change in derivatives	196	180	411	365
Employee benefit plan adjustments	8	1,380	64	1,513
Net change in foreign currency translation adjustments	(14)	(43)	(133)	(134)
Other comprehensive income (loss)	(804)	886	2,942	(4,026)
Comprehensive income (loss)	$(1,036)	$3,383	$4,725	$3,966
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	September 30 2014	December 31 2013
Assets
Cash and due from banks	$28,332	$36,852
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks	100,327	94,470
Cash and cash equivalents	128,659	131,322
Time deposits placed and other short-term investments	7,859	11,540
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $63,514 and $75,614 measured at fair value)	223,310	190,328
Trading account assets (includes $100,587 and $111,817 pledged as collateral)	188,489	200,993
Derivative assets	49,093	47,495
Debt securities:
Carried at fair value (includes $52,387 and $52,283 pledged as collateral)	307,949	268,795
Held-to-maturity, at cost (fair value – $58,990 and $52,430; $16,906 and $20,869 pledged as collateral)	60,175	55,150
Total debt securities	368,124	323,945
Loans and leases (includes $8,183 and $10,042 measured at fair value and $56,096 and $71,579 pledged as collateral)	891,315	928,233
Allowance for loan and lease losses	(15,106)	(17,428)
Loans and leases, net of allowance	876,209	910,805
Premises and equipment, net	9,987	10,475
Mortgage servicing rights (includes $4,243 and $5,042 measured at fair value)	4,243	5,052
Goodwill	69,784	69,844
Intangible assets	4,849	5,574
Loans held-for-sale (includes $5,455 and $6,656 measured at fair value)	7,909	11,362
Customer and other receivables	67,092	59,448
Other assets (includes $12,726 and $18,055 measured at fair value)	118,006	124,090
Total assets	$2,123,613	$2,102,273

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$7,533	$8,412
Derivative assets	8	185
Loans and leases	96,565	109,118
Allowance for loan and lease losses	(2,002)	(2,674)
Loans and leases, net of allowance	94,563	106,444
Loans held-for-sale	555	1,384
All other assets	2,738	4,577
Total assets of consolidated variable interest entities	$105,397	$121,002
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	September 30 2014	December 31 2013
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$386,546	$373,071
Interest-bearing (includes $1,520 and $1,899 measured at fair value)	654,726	667,714
Deposits in non-U.S. offices:
Noninterest-bearing	7,368	8,254
Interest-bearing	63,341	70,232
Total deposits	1,111,981	1,119,271
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $30,304 and $33,684 measured at fair value)	217,925	198,106
Trading account liabilities	76,867	83,469
Derivative liabilities	44,238	37,407
Short-term borrowings (includes $2,418 and $1,520 measured at fair value)	33,275	45,999
Accrued expenses and other liabilities (includes $10,975 and $11,233 measured at fair value and $529 and $484 of reserve for unfunded lending commitments)	150,531	135,662
Long-term debt (includes $40,048 and $47,035 measured at fair value)	250,115	249,674
Total liabilities	1,884,932	1,869,588
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,591,790 and 3,407,790 shares	17,913	13,352
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,515,893,904 and 10,591,808,296 shares	153,472	155,293
Retained earnings	72,811	72,497
Accumulated other comprehensive income (loss)	(5,515)	(8,457)
Total shareholders' equity	238,681	232,685
Total liabilities and shareholders' equity	$2,123,613	$2,102,273

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $77 of non-recourse borrowings)	$985	$1,150
Long-term debt (includes $14,168 and $16,209 of non-recourse debt)	15,904	19,448
All other liabilities (includes $95 and $138 of non-recourse liabilities)	137	253
Total liabilities of consolidated variable interest entities	$17,026	$20,851
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2012	$18,768	10,778,264	$158,142	$62,843	$(2,797)	$236,956
Net income				7,992		7,992
Net change in available-for-sale debt and marketable equity securities					(5,770)	(5,770)
Net change in derivatives					365	365
Employee benefit plan adjustments					1,513	1,513
Net change in foreign currency translation adjustments					(134)	(134)
Dividends paid:
Common				(323)		(323)
Preferred				(993)		(993)
Issuance of preferred stock	1,008					1,008
Redemption of preferred stock	(6,461)			(100)		(6,561)
Common stock issued under employee plans and related tax effects		44,664	98			98
Common stock repurchased		(139,646)	(1,869)			(1,869)
Balance, September 30, 2013	$13,315	10,683,282	$156,371	$69,419	$(6,823)	$232,282

Balance, December 31, 2013	$13,352	10,591,808	$155,293	$72,497	$(8,457)	$232,685
Net income				1,783		1,783
Net change in available-for-sale debt and marketable equity securities					2,600	2,600
Net change in derivatives					411	411
Employee benefit plan adjustments					64	64
Net change in foreign currency translation adjustments					(133)	(133)
Dividends paid:
Common				(737)		(737)
Preferred				(732)		(732)
Issuance of preferred stock	4,561					4,561
Common stock issued under employee plans and related tax effects		25,218	(146)			(146)
Common stock repurchased		(101,132)	(1,675)			(1,675)
Balance, September 30, 2014	$17,913	10,515,894	$153,472	$72,811	$(5,515)	$238,681
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Nine Months Ended September 30
(Dollars in millions)	2014	2013
Operating activities
Net income	$1,783	$7,992
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	2,056	3,220
Gains on sales of debt securities	(1,191)	(881)
Depreciation and premises improvements amortization	1,172	1,201
Amortization of intangibles	708	820
Net amortization of premium/discount on debt securities	1,675	1,280
Deferred income taxes	554	2,810
Originations and purchases of loans held-for-sale	(28,652)	(55,561)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	29,458	62,549
Net decrease in trading and derivative instruments	13,009	33,899
Net (increase) decrease in other assets	(7,853)	35,319
Net increase (decrease) in accrued expenses and other liabilities	14,794	(14,059)
Other operating activities, net	(462)	2,234
Net cash provided by operating activities	27,051	80,823
Investing activities
Net decrease in time deposits placed and other short-term investments	3,681	4,245
Net (increase) decrease in federal funds sold and securities borrowed or purchased under agreements to resell	(32,982)	7,917
Proceeds from sales of debt securities carried at fair value	107,419	78,405
Proceeds from paydowns and maturities of debt securities carried at fair value	60,255	69,731
Purchases of debt securities carried at fair value	(199,442)	(113,244)
Proceeds from paydowns and maturities of held-to-maturity debt securities	5,250	7,039
Purchases of held-to-maturity debt securities	(10,742)	(12,363)
Proceeds from sales of loans and leases	20,422	9,267
Purchases of loans and leases	(8,070)	(16,844)
Other changes in loans and leases, net	21,379	(30,921)
Net purchases of premises and equipment	(684)	(353)
Proceeds from sales of foreclosed properties	644	852
Proceeds from sales of investments	1,557	4,220
Other investing activities, net	(629)	(641)
Net cash provided by (used in) investing activities	(31,942)	7,310
Financing activities
Net increase (decrease) in deposits	(7,290)	4,857
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	19,819	(66,985)
Net increase (decrease) in short-term borrowings	(12,724)	10,038
Proceeds from issuance of long-term debt	46,917	32,680
Retirement of long-term debt	(44,623)	(47,936)
Proceeds from issuance of preferred stock	4,561	1,008
Redemption of preferred stock	—	(6,461)
Common stock repurchased	(1,675)	(1,869)
Cash dividends paid	(1,469)	(1,316)
Excess tax benefits on share-based payments	34	12
Other financing activities, net	(37)	(19)
Net cash provided by (used in) financing activities	3,513	(75,991)
Effect of exchange rate changes on cash and cash equivalents	(1,285)	(1,661)
Net increase (decrease) in cash and cash equivalents	(2,663)	10,481
Cash and cash equivalents at January 1	131,322	110,752
Cash and cash equivalents at September 30	$128,659	$121,233
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

The Corporation conducts its activities through banking and non-banking subsidiaries. Prior to October 1, 2014, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A. or BANA) and, to a lesser extent, FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On October 1, 2014, FIA was merged into BANA.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on classification and measurement of foreclosed mortgage loans that are government guaranteed. This new guidance states that such foreclosed properties should be classified as other assets and measured based on the amount of the loan balance expected to be recovered from the guarantor. The new guidance is effective beginning on January 1, 2015 using either a prospective or modified retrospective transition method. This new guidance will not have a material impact on the Corporation's consolidated financial position or results of operations.

In August 2014, the FASB issued new accounting guidance that provides a measurement alternative for entities that consolidate a collateralized financing entity (CFE). The new guidance allows an entity to measure both the financial assets and financial liabilities of a CFE using the fair value of either the financial assets or financial liabilities, whichever is more observable. This alternative is available for CFEs where the financial assets and financial liabilities are carried at fair value and changes in fair value are reported in earnings. The new guidance is effective beginning on January 1, 2016. This new guidance will not have a material impact on the Corporation's consolidated financial position or results of operations.

In June 2014, the FASB issued new guidance on accounting and disclosure of repurchase-to-maturity (RTM) transactions and repurchase financings (repos). Under this new accounting guidance, RTMs will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repos accounted for as secured borrowings. The new guidance is effective beginning on January 1, 2015. This new guidance will not have a material impact on the Corporation's consolidated financial position or results of operations.

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

Income Taxes

During the nine months ended September 30, 2014, the Corporation settled and effectively resolved the federal examinations related to years 2005 through 2009 and all open Merrill Lynch & Co., Inc. (Merrill Lynch) years through 2008 as well as various state and local examinations for multiple years. Primarily as a result of these resolutions, the balance of the Corporation's gross unrecognized tax benefits (UTB) has decreased to $1.0 billion at September 30, 2014, from $3.1 billion as of December 31, 2013. The portion of the UTB which would, if recognized, affect the Corporation's effective tax rate was $0.7 billion at September 30, 2014. It is reasonably possible that the UTB balance may decrease by as much as $0.4 billion during the next 12 months.

Accounting Policies

All significant accounting policies are discussed either in this Note, in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K or are included in the Notes herein listed below.

NOTE 2 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2014 and December 31, 2013. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	September 30, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$30,791.8	$555.3	$7.8	$563.1	$556.9	$0.7	$557.6
Futures and forwards	10,639.5	1.5	—	1.5	1.5	—	1.5
Written options	1,807.4	—	—	—	72.6	—	72.6
Purchased options	1,841.2	74.3	—	74.3	—	—	—
Foreign exchange contracts
Swaps	2,237.3	58.2	1.0	59.2	59.5	2.0	61.5
Spot, futures and forwards	4,517.0	59.0	1.6	60.6	61.3	0.3	61.6
Written options	671.9	—	—	—	13.0	—	13.0
Purchased options	627.1	12.1	—	12.1	—	—	—
Equity contracts
Swaps	196.9	2.6	—	2.6	4.0	—	4.0
Futures and forwards	90.9	1.3	—	1.3	1.7	—	1.7
Written options	391.0	—	—	—	27.3	—	27.3
Purchased options	355.8	28.5	—	28.5	—	—	—
Commodity contracts
Swaps	69.2	2.7	—	2.7	4.7	—	4.7
Futures and forwards	454.7	4.1	—	4.1	1.8	—	1.8
Written options	144.4	—	—	—	4.0	—	4.0
Purchased options	150.4	4.0	—	4.0	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,195.0	11.1	—	11.1	24.6	—	24.6
Total return swaps/other	69.1	0.2	—	0.2	1.3	—	1.3
Written credit derivatives:
Credit default swaps	1,163.6	26.0	—	26.0	9.7	—	9.7
Total return swaps/other	72.6	4.9	—	4.9	1.0	—	1.0
Gross derivative assets/liabilities		$845.8	$10.4	$856.2	$844.9	$3.0	$847.9
Less: Legally enforceable master netting agreements				(761.7)			(761.7)
Less: Cash collateral received/paid				(45.4)			(42.0)
Total derivative assets/liabilities				$49.1			$44.2

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2013
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading Derivatives and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$33,272.0	$659.9	$7.5	$667.4	$658.4	$0.9	$659.3
Futures and forwards	8,217.6	1.6	—	1.6	1.5	—	1.5
Written options	2,065.4	—	—	—	64.4	—	64.4
Purchased options	2,028.3	65.4	—	65.4	—	—	—
Foreign exchange contracts
Swaps	2,284.1	43.1	1.0	44.1	42.7	1.0	43.7
Spot, futures and forwards	2,922.5	32.5	0.7	33.2	33.5	1.1	34.6
Written options	412.4	—	—	—	9.2	—	9.2
Purchased options	392.4	8.8	—	8.8	—	—	—
Equity contracts
Swaps	162.0	3.6	—	3.6	4.2	—	4.2
Futures and forwards	71.4	1.1	—	1.1	1.4	—	1.4
Written options	315.6	—	—	—	29.6	—	29.6
Purchased options	266.7	30.4	—	30.4	—	—	—
Commodity contracts
Swaps	73.1	3.8	—	3.8	5.7	—	5.7
Futures and forwards	454.4	4.7	—	4.7	2.5	—	2.5
Written options	157.3	—	—	—	5.0	—	5.0
Purchased options	164.0	5.2	—	5.2	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,305.1	15.7	—	15.7	28.1	—	28.1
Total return swaps/other	38.1	2.0	—	2.0	3.2	—	3.2
Written credit derivatives:
Credit default swaps	1,265.4	29.3	—	29.3	13.8	—	13.8
Total return swaps/other	63.4	4.0	—	4.0	0.2	—	0.2
Gross derivative assets/liabilities		$911.1	$9.2	$920.3	$903.4	$3.0	$906.4
Less: Legally enforceable master netting agreements				(825.5)			(825.5)
Less: Cash collateral received/paid				(47.3)			(43.5)
Total derivative assets/liabilities				$47.5			$37.4

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2014 and December 31, 2013 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.

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

Offsetting of Derivatives
	September 30, 2014		December 31, 2013
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$349.7	$336.9	$381.7	$365.9
Exchange-traded	0.1	0.1	0.4	0.3
Over-the-counter cleared	285.8	290.5	351.2	356.5
Foreign exchange contracts
Over-the-counter	127.6	131.3	82.9	83.9
Equity contracts
Over-the-counter	18.4	16.4	20.3	17.6
Exchange-traded	8.7	8.8	8.4	9.8
Commodity contracts
Over-the-counter	5.7	6.8	6.3	7.4
Exchange-traded	1.8	1.8	3.3	2.9
Over-the-counter cleared	—	0.1	—	—
Credit derivatives
Over-the-counter	35.1	30.4	44.0	38.9
Over-the-counter cleared	6.4	6.1	5.8	5.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	536.5	521.8	535.2	513.7
Exchange-traded	10.6	10.7	12.1	13.0
Over-the-counter cleared	292.2	296.7	357.0	362.4
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(504.9)	(497.6)	(505.0)	(495.4)
Exchange-traded	(10.4)	(10.4)	(11.2)	(11.2)
Over-the-counter cleared	(291.8)	(295.7)	(356.6)	(362.4)
Derivative assets/liabilities, after netting	32.2	25.5	31.5	20.1
Other gross derivative assets/liabilities	16.9	18.7	16.0	17.3
Total derivative assets/liabilities	49.1	44.2	47.5	37.4
Less: Financial instruments collateral (1)	(12.4)	(7.3)	(10.1)	(4.6)
Total net derivative assets/liabilities	$36.7	$36.9	$37.4	$32.8

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps (CDS), total return swaps and swaptions. These derivatives are recorded on the Consolidated Balance Sheet at fair value with changes in fair value recorded in other income.

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three and nine months ended September 30, 2014 and 2013.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended September 30			Nine Months Ended September 30
	2014			2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(489)	$265	$(224)	$612	$(1,239)	$(627)
Interest rate and foreign currency risk on long-term debt (1)	(1,631)	1,620	(11)	(1,368)	1,305	(63)
Interest rate risk on available-for-sale securities (2)	1	(21)	(20)	(20)	(5)	(25)
Price risk on commodity inventory (3)	7	(7)	—	9	(4)	5
Total	$(2,112)	$1,857	$(255)	$(767)	$57	$(710)

	2013			2013
Interest rate risk on long-term debt (1)	$(313)	$81	$(232)	$(3,696)	$3,114	$(582)
Interest rate and foreign currency risk on long-term debt (1)	991	(1,059)	(68)	(1,129)	945	(184)
Interest rate risk on available-for-sale securities (2)	—	—	—	836	(837)	(1)
Price risk on commodity inventory (3)	1	1	2	1	—	1
Total	$679	$(977)	$(298)	$(3,988)	$3,222	$(766)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2014 and 2013. Of the $1.9 billion net loss (after-tax) on derivatives in accumulated other comprehensive income (OCI) at September 30, 2014, $905 million ($566 million after-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended September 30			Nine Months Ended September 30
	2014			2014
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(12)	$(271)	$(4)	$33	$(831)	$(4)
Price risk on restricted stock awards	137	85	—	73	310	—
Total	$125	$(186)	$(4)	$106	$(521)	$(4)
Net investment hedges
Foreign exchange risk	$2,286	$9	$(150)	$1,308	$7	$(326)

	2013			2013
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(15)	$(271)	$1	$(305)	$(801)	$(1)
Price risk on restricted stock awards	137	108	—	302	217	—
Total	$122	$(163)	$1	$(3)	$(584)	$(1)
Net investment hedges
Foreign exchange risk	$(1,472)	$2	$(31)	$1,008	$(89)	$(103)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2014 and 2013. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Interest rate risk on mortgage banking income (1)	$(7)	$15	$369	$(482)
Credit risk on loans (2)	12	(16)	(21)	(23)
Interest rate and foreign currency risk on ALM activities (3)	(1,359)	1,195	(2,670)	1,703
Price risk on restricted stock awards (4)	373	192	399	432
Other	(3)	(4)	(7)	(15)

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, interest rate lock commitments and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, were $166 million and $564 million for the three and nine months ended September 30, 2014 compared to $228 million and $767 million for the same periods in 2013.

(2)	Net gains (losses) on these derivatives are recorded in other income.

(3)
The balance is primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt. Results from these items are recorded in other income. The offsetting mark-to-market, while not included in the table above, is also recorded in other income.

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

Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in the "Other" column in the Sales and Trading Revenue table. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker-dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, the majority of revenue is included in trading account profits. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income.

Gains (losses) on certain instruments, primarily loans, that the Global Markets business segment shares with Global Banking are not considered trading instruments and are excluded from sales and trading revenue in their entirety.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2014 and 2013. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue
	Three Months Ended September 30				Nine Months Ended September 30
	2014				2014
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$409	$289	$75	$773	$1,205	$870	$298	$2,373
Foreign exchange risk	372	1	(32)	341	838	5	(93)	750
Equity risk	502	1	595	1,098	1,654	(91)	1,757	3,320
Credit risk	312	679	113	1,104	1,862	2,061	471	4,394
Other risk	191	(101)	34	124	362	(291)	125	196
Total sales and trading revenue	$1,786	$869	$785	$3,440	$5,921	$2,554	$2,558	$11,033

	2013				2013
Interest rate risk	$188	$237	$(47)	$378	$1,207	$800	$(107)	$1,900
Foreign exchange risk	215	2	(27)	190	890	3	(78)	815
Equity risk	392	48	480	920	1,663	42	1,648	3,353
Credit risk	350	622	82	1,054	1,812	2,010	(167)	3,655
Other risk	56	(62)	(25)	(31)	367	(154)	(18)	195
Total sales and trading revenue	$1,201	$847	$463	$2,511	$5,939	$2,701	$1,278	$9,918

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $522 million and $1.6 billion for the three and nine months ended September 30, 2014 and $480 million and $1.6 billion for the same periods in 2013.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at September 30, 2014 and December 31, 2013 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit Derivative Instruments
	September 30, 2014
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$22	$359	$628	$725	$1,734
Non-investment grade	582	1,542	1,434	4,412	7,970
Total	604	1,901	2,062	5,137	9,704
Total return swaps/other:
Investment grade	23	—	—	—	23
Non-investment grade	51	884	3	—	938
Total	74	884	3	—	961
Total credit derivatives	$678	$2,785	$2,065	$5,137	$10,665
Credit-related notes: (1)
Investment grade	$5	$284	$633	$2,710	$3,632
Non-investment grade	10	160	129	1,247	1,546
Total credit-related notes	$15	$444	$762	$3,957	$5,178
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$156,016	$379,085	$352,712	$33,596	$921,409
Non-investment grade	45,151	92,939	81,160	22,927	242,177
Total	201,167	472,024	433,872	56,523	1,163,586
Total return swaps/other:
Investment grade	30,923	—	—	—	30,923
Non-investment grade	23,612	13,876	3,514	691	41,693
Total	54,535	13,876	3,514	691	72,616
Total credit derivatives	$255,702	$485,900	$437,386	$57,214	$1,236,202

	December 31, 2013
	Carrying Value
Credit default swaps:
Investment grade	$2	$220	$974	$1,134	$2,330
Non-investment grade	424	1,924	2,469	6,667	11,484
Total	426	2,144	3,443	7,801	13,814
Total return swaps/other:
Investment grade	22	—	—	—	22
Non-investment grade	29	38	2	86	155
Total	51	38	2	86	177
Total credit derivatives	$477	$2,182	$3,445	$7,887	$13,991
Credit-related notes: (1)
Investment grade	$—	$278	$595	$4,457	$5,330
Non-investment grade	145	107	756	946	1,954
Total credit-related notes	$145	$385	$1,351	$5,403	$7,284
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$170,764	$379,273	$411,426	$36,039	$997,502
Non-investment grade	53,316	90,986	95,319	28,257	267,878
Total	224,080	470,259	506,745	64,296	1,265,380
Total return swaps/other:
Investment grade	21,771	—	—	—	21,771
Non-investment grade	27,784	8,150	4,103	1,599	41,636
Total	49,555	8,150	4,103	1,599	63,407
Total credit derivatives	$273,635	$478,409	$510,848	$65,895	$1,328,787

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $4.3 billion and $902.9 billion at September 30, 2014, and $8.1 billion and $1.0 trillion at December 31, 2013.

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

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 150, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2014 and December 31, 2013, the Corporation held cash and securities collateral of $78.0 billion and $74.4 billion, and posted cash and securities collateral of $58.2 billion and $56.1 billion in the normal course of business under derivative agreements.

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

At September 30, 2014, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $1.4 billion, including $763 million for BANA.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2014, the current liability recorded for these derivative contracts was $93 million, against which the Corporation and certain subsidiaries had posted approximately $28 million of collateral.

The table below presents the amount of additional collateral contractually required by derivative contracts and other trading agreements at September 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to Be Posted Upon Downgrade
	September 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,326	$3,136
Bank of America, N.A. and subsidiaries (1)	1,020	2,137

(1)	Included in Bank of America Corporation collateral requirements in this table.

The table below presents the derivative liability that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been posted at September 30, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Derivative Liability Subject to Unilateral Termination Upon Downgrade
	September 30, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,435	$2,824
Collateral posted	1,273	2,193

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

Valuation adjustments on derivatives are affected by changes in market spreads, non-credit-related market factors such as interest rate and currency changes that affect the expected exposure, and other factors like changes in collateral arrangements and partial payments. Credit spreads and non-credit factors can move independently. For example, for an interest rate swap, changes in interest rates may increase the expected exposure, which would increase the counterparty credit valuation adjustment (CVA). Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.

The Corporation may enter into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS. The Corporation hedges other market risks in both CVA and debit valuation adjustments (DVA) primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market-driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

The table below presents CVA and DVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis, for the three and nine months ended September 30, 2014 and 2013. For example, CVA gains reduce the cumulative CVA thereby increasing the derivatives asset balance. DVA gains increase the cumulative DVA thereby decreasing the derivatives liability balance. CVA and DVA losses have the opposite impact.

Valuation Adjustments on Derivatives
Gains (Losses)	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$(139)	$51	$335	$102	$179	$252	$347	$(131)
Derivative liabilities (DVA) (2)	113	68	(293)	(292)	29	(16)	159	126

(1)	At September 30, 2014 and December 31, 2013, the cumulative CVA reduced the derivative assets balance by $1.4 billion and $1.6 billion.

(2)	At both September 30, 2014 and December 31, 2013, the cumulative DVA reduced the derivative liabilities balance by $0.8 billion.

NOTE 3 – Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and AFS marketable equity securities at September 30, 2014 and December 31, 2013.

Debt Securities and Available-for-Sale Marketable Equity Securities
	September 30, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$57,491	$107	$(125)	$57,473
Mortgage-backed securities:
Agency	160,469	855	(2,163)	159,161
Agency-collateralized mortgage obligations	14,262	86	(96)	14,252
Non-agency residential (1)	4,509	286	(81)	4,714
Commercial	2,701	29	(4)	2,726
Non-U.S. securities	6,621	39	(10)	6,650
Corporate/Agency bonds	685	11	(2)	694
Other taxable securities, substantially all asset-backed securities	12,047	46	(19)	12,074
Total taxable securities	258,785	1,459	(2,500)	257,744
Tax-exempt securities	9,106	11	(21)	9,096
Total available-for-sale debt securities	267,891	1,470	(2,521)	266,840
Other debt securities carried at fair value	41,602	138	(631)	41,109
Total debt securities carried at fair value	309,493	1,608	(3,152)	307,949
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	60,175	126	(1,311)	58,990
Total debt securities	$369,668	$1,734	$(4,463)	$366,939
Available-for-sale marketable equity securities (2)	$318	$—	$(8)	$310

	December 31, 2013
Available-for-sale debt securities
U.S. Treasury and agency securities	$8,910	$106	$(62)	$8,954
Mortgage-backed securities:
Agency	170,112	777	(5,954)	164,935
Agency-collateralized mortgage obligations	22,731	76	(315)	22,492
Non-agency residential (1)	6,124	238	(123)	6,239
Commercial	2,429	63	(12)	2,480
Non-U.S. securities	7,207	37	(24)	7,220
Corporate/Agency bonds	860	20	(7)	873
Other taxable securities, substantially all asset-backed securities	16,805	30	(5)	16,830
Total taxable securities	235,178	1,347	(6,502)	230,023
Tax-exempt securities	5,967	10	(49)	5,928
Total available-for-sale debt securities	241,145	1,357	(6,551)	235,951
Other debt securities carried at fair value	34,145	34	(1,335)	32,844
Total debt securities carried at fair value	275,290	1,391	(7,886)	268,795
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	55,150	20	(2,740)	52,430
Total debt securities	$330,440	$1,411	$(10,626)	$321,225
Available-for-sale marketable equity securities (2)	$230	$—	$(7)	$223

(1)
At September 30, 2014 and December 31, 2013, the underlying collateral type included approximately 76 percent and 89 percent prime, 14 percent and seven percent Alt-A, and 10 percent and four percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At September 30, 2014, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $656 million, net of the related income tax benefit of $395 million. At September 30, 2014 and December 31, 2013, the Corporation had nonperforming AFS debt securities of $155 million and $103 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three and nine months ended September 30, 2014, the Corporation recorded unrealized mark-to-market net losses in other income of $53 million and unrealized net gains of $807 million, and realized net gains of $73 million and $156 million on other debt securities carried at fair value, which excludes the benefit of certain hedges, the results of which are also reported in other income, compared to unrealized mark-to-market net gains of $459 million, and unrealized net losses of $925 million and realized net losses of $515 million and $720 million for the same periods in 2013.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	September 30 2014	December 31 2013
U.S. Treasury and agency securities	$3,180	$4,062
Mortgage-backed securities:
Agency	15,711	16,500
Agency-collateralized mortgage obligations	—	218
Non-agency residential	3,717	—
Commercial	787	749
Non-U.S. securities (1)	17,405	11,315
Other taxable securities, substantially all asset-backed securities	309	—
Total	$41,109	$32,844

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three and nine months ended September 30, 2014 and 2013 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Gross gains	$434	$358	$1,195	$901
Gross losses	(2)	(2)	(4)	(20)
Net gains on sales of AFS debt securities	$432	$356	$1,191	$881
Income tax expense attributable to realized net gains on sales of AFS debt securities	$164	$132	$453	$326

The amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), U.S. Treasury and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at September 30, 2014 and December 31, 2013, are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	September 30, 2014		December 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$127,610	$126,061	$123,813	$118,708
Government National Mortgage Association	101,052	99,757	118,700	115,314
U.S. Treasury	58,263	58,208	10,533	10,428
Freddie Mac	25,717	25,553	24,908	24,075

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2014 and December 31, 2013.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$38,672	$(110)	$682	$(15)	$39,354	$(125)
Mortgage-backed securities:
Agency	24,807	(83)	78,277	(2,080)	103,084	(2,163)
Agency-collateralized mortgage obligations	4,091	(22)	3,305	(74)	7,396	(96)
Non-agency residential	618	(10)	811	(47)	1,429	(57)
Commercial	404	(4)	—	—	404	(4)
Non-U.S. securities	159	(8)	35	(2)	194	(10)
Corporate/Agency bonds	—	—	93	(2)	93	(2)
Other taxable securities, substantially all asset-backed securities	984	(8)	705	(11)	1,689	(19)
Total taxable securities	69,735	(245)	83,908	(2,231)	153,643	(2,476)
Tax-exempt securities	1,590	(3)	367	(18)	1,957	(21)
Total temporarily impaired AFS debt securities	71,325	(248)	84,275	(2,249)	155,600	(2,497)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	397	(24)	—	—	397	(24)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$71,722	$(272)	$84,275	$(2,249)	$155,997	$(2,521)

	December 31, 2013
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$5,770	$(61)	$19	$(1)	$5,789	$(62)
Mortgage-backed securities:
Agency	132,032	(5,457)	9,324	(497)	141,356	(5,954)
Agency-collateralized mortgage obligations	13,438	(210)	2,661	(105)	16,099	(315)
Non-agency residential	819	(15)	1,237	(106)	2,056	(121)
Commercial	286	(12)	—	—	286	(12)
Non-U.S. securities	—	—	45	(24)	45	(24)
Corporate/Agency bonds	106	(3)	282	(4)	388	(7)
Other taxable securities, substantially all asset-backed securities	116	(2)	280	(3)	396	(5)
Total taxable securities	152,567	(5,760)	13,848	(740)	166,415	(6,500)
Tax-exempt securities	1,789	(30)	990	(19)	2,779	(49)
Total temporarily impaired AFS debt securities	154,356	(5,790)	14,838	(759)	169,194	(6,549)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	2	(1)	1	(1)	3	(2)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$154,358	$(5,791)	$14,839	$(760)	$169,197	$(6,551)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss remains in accumulated OCI.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and nine months ended September 30, 2014 and 2013 as presented in the Net Impairment Losses Recognized in Earnings table. All such OTTI losses in the three and nine months ended September 30, 2014 and 2013 were on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income on the Consolidated Statement of Income. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the excess of the credit loss over the total impairment is recorded as an unrealized gain in OCI.

Net Impairment Losses Recognized in Earnings
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Total OTTI losses (unrealized and realized)	$(3)	$(8)	$(19)	$(21)
Unrealized OTTI losses recognized in OCI	2	1	7	1
Net impairment losses recognized in earnings	$(1)	$(7)	$(12)	$(20)

The Corporation's net impairment losses recognized in earnings consisted entirely of credit losses. The table below presents a rollforward of the credit losses recognized in earnings for the three and nine months ended September 30, 2014 and 2013 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$195	$205	$184	$243
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	—	1	11	6
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	1	6	1	14
Reductions for AFS debt securities matured, sold or intended to be sold	—	—	—	(51)
Balance, September 30	$196	$212	$196	$212

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at September 30, 2014.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	14.8%	3.3%	28.4%
Loss severity	38.4	12.1	48.4
Life default rate	41.1	1.9	98.7

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 33.6 percent for prime, 34.9 percent for Alt-A and 46.1 percent for subprime at September 30, 2014. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 28.6 percent for prime, 41.8 percent for Alt-A and 46.1 percent for subprime at September 30, 2014.

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's other debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at September 30, 2014 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	September 30, 2014
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$519	3.35%	$54,173	1.69%	$4,523	2.65%	$1,426	3.30%	$60,641	1.81%
Mortgage-backed securities:
Agency	8	4.80	10,549	2.70	135,392	2.90	30,725	2.90	176,674	2.90
Agency-collateralized mortgage obligations	775	0.01	3,764	2.00	9,273	2.80	450	3.20	14,262	2.50
Non-agency residential	586	4.99	1,646	4.79	1,416	5.08	4,586	8.73	8,234	7.05
Commercial	300	8.13	97	2.98	3,115	2.80	3	2.83	3,515	3.29
Non-U.S. securities	21,147	0.74	2,658	3.30	206	2.61	9	3.20	24,020	0.98
Corporate/Agency bonds	303	1.64	145	3.79	98	3.79	139	0.56	685	2.24
Other taxable securities, substantially all asset-backed securities	4,426	1.40	5,592	1.32	1,536	2.06	802	3.89	12,356	1.60
Total taxable securities	28,064	1.04	78,624	1.97	155,559	2.91	38,140	3.56	300,387	2.57
Tax-exempt securities	221	1.51	3,727	1.20	3,363	1.02	1,795	0.64	9,106	1.07
Total amortized cost of debt securities carried at fair value	$28,285	0.83	$82,351	1.86	$158,922	2.85	$39,935	3.42	$309,493	2.52
Amortized cost of HTM debt securities (2)	$108	0.51	$19	3.65	$59,759	2.60	$289	2.82	$60,175	2.60

Debt securities carried at fair value
U.S. Treasury and agency securities	$520		$54,103		$4,579		$1,451		$60,653
Mortgage-backed securities:
Agency	8		10,825		134,092		29,947		174,872
Agency-collateralized mortgage obligations	776		3,733		9,294		449		14,252
Non-agency residential	587		1,638		1,471		4,735		8,431
Commercial	308		99		3,103		3		3,513
Non-U.S. securities	21,141		2,661		245		8		24,055
Corporate/Agency bonds	303		153		100		138		694
Other taxable securities, substantially all asset-backed securities	4,432		5,583		1,564		804		12,383
Total taxable securities	28,075		78,795		154,448		37,535		298,853
Tax-exempt securities	221		3,730		3,357		1,788		9,096
Total debt securities carried at fair value	$28,296		$82,525		$157,805		$39,323		$307,949
Fair value of HTM debt securities (2)	$108		$19		$58,585		$278		$58,990

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

Certain Corporate and Strategic Investments

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in Consumer & Business Banking (CBB), had a carrying value of $3.1 billion and $3.2 billion at September 30, 2014 and December 31, 2013. For additional information, see Note 10 – Commitments and Contingencies.

In 2013, the Corporation sold its remaining investment in China Construction Bank Corporation (CCB). The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, extends through 2016.

NOTE 4 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2014 and December 31, 2013.

	September 30, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$1,935	$668	$5,973	$8,576	$158,438			$167,014
Home equity	212	110	723	1,045	51,298			52,343
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,085	1,108	12,210	15,403	26,723	$15,588		57,714
Home equity	345	173	1,173	1,691	27,653	5,821		35,165
Credit card and other consumer
U.S. credit card	521	350	831	1,702	87,324			89,026
Non-U.S. credit card	54	43	104	201	11,232			11,433
Direct/Indirect consumer (6)	321	145	334	800	82,318			83,118
Other consumer (7)	21	6	16	43	2,109			2,152
Total consumer	5,494	2,603	21,364	29,461	447,095	21,409		497,965
Consumer loans accounted for under the fair value option (8)							$2,129	2,129
Total consumer loans and leases	5,494	2,603	21,364	29,461	447,095	21,409	2,129	500,094
Commercial
U.S. commercial	197	164	300	661	214,797			215,458
Commercial real estate (9)	35	49	158	242	46,781			47,023
Commercial lease financing	51	85	82	218	24,280			24,498
Non-U.S. commercial	43	—	4	47	84,603			84,650
U.S. small business commercial	66	46	109	221	13,317			13,538
Total commercial	392	344	653	1,389	383,778			385,167
Commercial loans accounted for under the fair value option (8)							6,054	6,054
Total commercial loans and leases	392	344	653	1,389	383,778		6,054	391,221
Total loans and leases	$5,886	$2,947	$22,017	$30,850	$830,873	$21,409	$8,183	$891,315
Percentage of outstandings	0.66%	0.33%	2.47%	3.46%	93.22%	2.40%	0.92%	100.00%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.1 billion and nonperforming loans of $440 million. Home loans 60-89 days past due includes fully-insured loans of $1.1 billion and nonperforming loans of $343 million.

(2)	Home loans includes fully-insured loans of $13.0 billion.

(3)	Home loans includes $4.4 billion and direct/indirect consumer includes $28 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $3.3 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes dealer financial services loans of $37.9 billion, unsecured consumer lending loans of $1.7 billion, U.S. securities-based lending loans of $34.6 billion, non-U.S. consumer loans of $4.3 billion, student loans of $3.6 billion and other consumer loans of $894 million.

(7)	Total outstandings includes consumer finance loans of $1.0 billion, consumer leases of $937 million, consumer overdrafts of $173 million and other non-U.S. consumer loans of $3 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $2.0 billion and home equity loans of $179 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.3 billion and non-U.S. commercial loans of $4.8 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $45.1 billion and non-U.S. commercial real estate loans of $2.0 billion.

	December 31, 2013
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$2,151	$754	$7,188	$10,093	$167,243			$177,336
Home equity	243	113	693	1,049	53,450			54,499
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,758	1,412	16,746	20,916	31,142	$18,672		70,730
Home equity	444	221	1,292	1,957	30,623	6,593		39,173
Credit card and other consumer
U.S. credit card	598	422	1,053	2,073	90,265			92,338
Non-U.S. credit card	63	54	131	248	11,293			11,541
Direct/Indirect consumer (6)	431	175	410	1,016	81,176			82,192
Other consumer (7)	24	8	20	52	1,925			1,977
Total consumer	6,712	3,159	27,533	37,404	467,117	25,265		529,786
Consumer loans accounted for under the fair value option (8)							$2,164	2,164
Total consumer loans and leases	6,712	3,159	27,533	37,404	467,117	25,265	2,164	531,950
Commercial
U.S. commercial	363	151	309	823	211,734			212,557
Commercial real estate (9)	30	29	243	302	47,591			47,893
Commercial lease financing	110	37	48	195	25,004			25,199
Non-U.S. commercial	103	8	17	128	89,334			89,462
U.S. small business commercial	87	55	113	255	13,039			13,294
Total commercial	693	280	730	1,703	386,702			388,405
Commercial loans accounted for under the fair value option (8)							7,878	7,878
Total commercial loans and leases	693	280	730	1,703	386,702		7,878	396,283
Total loans and leases	$7,405	$3,439	$28,263	$39,107	$853,819	$25,265	$10,042	$928,233
Percentage of outstandings	0.80%	0.37%	3.04%	4.21%	91.99%	2.72%	1.08%	100.00%

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

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgage loans owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $293 million and $339 million at September 30, 2014 and December 31, 2013. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles and, accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income in the Consolidated Statement of Income when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At September 30, 2014 and December 31, 2013, the Corporation had a receivable of $155 million and $198 million from these vehicles for reimbursement of losses, and principal of $7.4 billion and $12.5 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $21.3 billion and $28.2 billion at September 30, 2014 and December 31, 2013, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At September 30, 2014 and December 31, 2013, $981 million and $1.2 billion of such junior-lien home equity loans were included in nonperforming loans.

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At September 30, 2014, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $1.4 billion of which $843 million were current on their contractual payments, while $477 million were 90 days or more past due. Of the contractually current nonperforming loans, approximately 80 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 50 percent were discharged 24 months or more ago. As subsequent cash payments are received on the loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan. Excluding PCI loans, the Corporation sold nonperforming consumer loans with a carrying value, excluding the related allowance, of $957 million and $2.8 billion during the three and nine months ended September 30, 2014.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at September 30, 2014 and December 31, 2013. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Home loans
Core portfolio
Residential mortgage (2)	$2,725	$3,316	$4,253	$5,137
Home equity	1,500	1,431	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	5,393	8,396	8,792	11,824
Home equity	2,526	2,644	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	831	1,053
Non-U.S. credit card	n/a	n/a	104	131
Direct/Indirect consumer	30	35	332	408
Other consumer	14	18	1	2
Total consumer	12,188	15,840	14,313	18,555
Commercial
U.S. commercial	757	819	121	47
Commercial real estate	445	322	2	21
Commercial lease financing	7	16	80	41
Non-U.S. commercial	45	64	4	17
U.S. small business commercial	98	88	69	78
Total commercial	1,352	1,309	276	204
Total loans and leases	$13,540	$17,149	$14,589	$18,759

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $101 million and $260 million at September 30, 2014 and December 31, 2013.

(2)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At September 30, 2014 and December 31, 2013, residential mortgage includes $9.1 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.9 billion and $4.0 billion of loans on which interest is still accruing.

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

The following tables present certain credit quality indicators for the Corporation's Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2014 and December 31, 2013.

Home Loans – Credit Quality Indicators (1)
	September 30, 2014
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$98,917	$20,106	$10,803	$46,290	$16,148	$2,278
Greater than 90 percent but less than or equal to 100 percent	4,724	3,233	2,001	2,860	3,991	1,170
Greater than 100 percent	4,853	5,341	2,784	3,193	9,205	2,373
Fully-insured loans (5)	58,520	13,446	—	—	—	—
Total home loans	$167,014	$42,126	$15,588	$52,343	$29,344	$5,821

Refreshed FICO score
Less than 620	$4,546	$7,044	$6,524	$2,059	$3,487	$905
Greater than or equal to 620 and less than 680	6,569	4,357	3,045	3,721	4,706	1,036
Greater than or equal to 680 and less than 740	21,788	6,857	3,245	10,566	8,236	1,697
Greater than or equal to 740	75,591	10,422	2,774	35,997	12,915	2,183
Fully-insured loans (5)	58,520	13,446	—	—	—	—
Total home loans	$167,014	$42,126	$15,588	$52,343	$29,344	$5,821

(1)	Excludes $2.1 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.9 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	September 30, 2014
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,435	$—	$1,274	$467
Greater than or equal to 620 and less than 680	12,171	—	1,932	294
Greater than or equal to 680 and less than 740	34,527	—	10,932	357
Greater than or equal to 740	37,893	—	25,509	859
Other internal credit metrics (2, 3, 4)	—	11,433	43,471	175
Total credit card and other consumer	$89,026	$11,433	$83,118	$2,152

(1)	Forty-eight percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $38.9 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $3.6 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At September 30, 2014, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	September 30, 2014
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$208,599	$46,079	$23,496	$83,591	$832
Reservable criticized	6,859	944	1,002	1,059	220
Refreshed FICO score (3)
Less than 620					187
Greater than or equal to 620 and less than 680					538
Greater than or equal to 680 and less than 740					1,619
Greater than or equal to 740					3,008
Other internal credit metrics (3, 4)					7,134
Total commercial	$215,458	$47,023	$24,498	$84,650	$13,538

(1)	Excludes $6.1 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $253 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At September 30, 2014, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Home Loans – Credit Quality Indicators (1)
	December 31, 2013
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$95,833	$22,391	$11,400	$45,898	$16,714	$2,036
Greater than 90 percent but less than or equal to 100 percent	5,541	4,134	2,653	3,659	4,233	698
Greater than 100 percent	6,250	7,998	4,619	4,942	11,633	3,859
Fully-insured loans (5)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593

Refreshed FICO score
Less than 620	$5,334	$9,955	$9,129	$2,415	$4,259	$1,045
Greater than or equal to 620 and less than 680	7,164	5,276	3,349	4,211	5,133	1,172
Greater than or equal to 680 and less than 740	22,617	7,639	3,211	11,726	9,143	1,936
Greater than or equal to 740	72,509	11,653	2,983	36,147	14,045	2,440
Fully-insured loans (5)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $4.0 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	December 31, 2013
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,989	$—	$1,220	$539
Greater than or equal to 620 and less than 680	12,753	—	3,345	264
Greater than or equal to 680 and less than 740	35,413	—	9,887	199
Greater than or equal to 740	39,183	—	26,220	188
Other internal credit metrics (2, 3, 4)	—	11,541	41,520	787
Total credit card and other consumer	$92,338	$11,541	$82,192	$1,977

(1)	Sixty percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 186. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

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

Home loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms of $2.7 billion were included in TDRs at September 30, 2014, of which $1.4 billion were classified as nonperforming and $1.3 billion were fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

At September 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $614 million and $533 million at September 30, 2014 and December 31, 2013.

The table below provides the unpaid principal balance, carrying value and related allowance at September 30, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three and nine months ended September 30, 2014 and 2013 for impaired loans in the Corporation's Home Loans portfolio segment and includes primarily loans managed by Legacy Assets & Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Home Loans
			September 30, 2014			December 31, 2013
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$18,055	$13,828	$—	$21,567	$16,450	$—
Home equity			3,472	1,564	—	3,249	1,385	—
With an allowance recorded
Residential mortgage			$10,352	$10,056	$693	$13,341	$12,862	$991
Home equity			874	742	225	893	761	240
Total
Residential mortgage			$28,407	$23,884	$693	$34,908	$29,312	$991
Home equity			4,346	2,306	225	4,142	2,146	240

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$13,981	$161	$16,984	$152	$15,181	$508	$16,563	$436
Home equity	1,509	26	1,286	19	1,449	72	1,208	55
With an allowance recorded
Residential mortgage	$10,621	$111	$14,027	$173	$11,482	$363	$14,221	$451
Home equity	745	5	902	9	746	19	942	31
Total
Residential mortgage	$24,602	$272	$31,011	$325	$26,663	$871	$30,784	$887
Home equity	2,254	31	2,188	28	2,195	91	2,150	86

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the September 30, 2014 and 2013 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on home loans that were modified in TDRs during the three and nine months ended September 30, 2014 and 2013, and net charge-offs recorded during the period on loans that were modified in TDRs during the nine months ended September 30, 2014 and 2013. The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing.

Home Loans – TDRs Entered into During the Three Months Ended September 30, 2014 and 2013 (1)
	September 30, 2014				Three Months Ended September 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$1,332	$1,226	5.07%	4.90%	$19
Home equity	314	228	3.74	3.44	32
Total	$1,646	$1,454	4.82	4.62	$51

	September 30, 2013				Three Months Ended September 30, 2013
Residential mortgage	$3,275	$2,947	5.22%	4.52%	$64
Home equity	220	147	5.58	4.33	36
Total	$3,495	$3,094	5.22	4.51	$100

Home Loans – TDRs Entered into During the Nine Months Ended September 30, 2014 and 2013 (1)
	September 30, 2014				Nine Months Ended September 30, 2014
Residential mortgage	$3,498	$3,091	5.12%	4.57%	$60
Home equity	702	477	3.98	3.31	76
Total	$4,200	$3,568	4.93	4.36	$136

	September 30, 2013				Nine Months Ended September 30, 2013
Residential mortgage	$10,295	$9,153	5.34%	4.34%	$181
Home equity	706	425	5.55	4.17	145
Total	$11,001	$9,578	5.35	4.34	$326

(1)
TDRs entered into during the three and nine months ended September 30, 2014 include residential mortgage modifications with principal forgiveness of $13 million and $52 million. TDRs entered into during the three and nine months ended September 30, 2013 include residential mortgage modifications with principal forgiveness of $118 million and $462 million.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at September 30, 2014 and 2013 due to sales and other dispositions.

The table below presents the September 30, 2014 and 2013 carrying value for home loans that were modified in a TDR during the three and nine months ended September 30, 2014 and 2013 by type of modification.

Home Loans – Modification Programs
	TDRs Entered into During the Three Months Ended September 30, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$103	$15	$118
Principal and/or interest forbearance	—	9	9
Other modifications (1)	12	—	12
Total modifications under government programs	115	24	139
Modifications under proprietary programs
Contractual interest rate reduction	53	2	55
Capitalization of past due amounts	29	1	30
Principal and/or interest forbearance	4	43	47
Other modifications (1)	11	—	11
Total modifications under proprietary programs	97	46	143
Trial modifications	843	105	948
Loans discharged in Chapter 7 bankruptcy (2)	171	53	224
Total modifications	$1,226	$228	$1,454

	TDRs Entered into During the Three Months Ended September 30, 2013
Modifications under government programs
Contractual interest rate reduction	$393	$3	$396
Principal and/or interest forbearance	4	2	6
Other modifications (1)	18	—	18
Total modifications under government programs	415	5	420
Modifications under proprietary programs
Contractual interest rate reduction	764	13	777
Capitalization of past due amounts	26	—	26
Principal and/or interest forbearance	57	7	64
Other modifications (1)	10	—	10
Total modifications under proprietary programs	857	20	877
Trial modifications	1,395	51	1,446
Loans discharged in Chapter 7 bankruptcy (2)	280	71	351
Total modifications	$2,947	$147	$3,094

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Home Loans – Modification Programs
	TDRs Entered into During the Nine Months Ended September 30, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$546	$49	$595
Principal and/or interest forbearance	15	18	33
Other modifications (1)	80	—	80
Total modifications under government programs	641	67	708
Modifications under proprietary programs
Contractual interest rate reduction	232	14	246
Capitalization of past due amounts	70	1	71
Principal and/or interest forbearance	61	64	125
Other modifications (1)	33	27	60
Total modifications under proprietary programs	396	106	502
Trial modifications	1,616	158	1,774
Loans discharged in Chapter 7 bankruptcy (2)	438	146	584
Total modifications	$3,091	$477	$3,568

	TDRs Entered into During the Nine Months Ended September 30, 2013
Modifications under government programs
Contractual interest rate reduction	$1,127	$27	$1,154
Principal and/or interest forbearance	32	14	46
Other modifications (1)	68	—	68
Total modifications under government programs	1,227	41	1,268
Modifications under proprietary programs
Contractual interest rate reduction	2,829	50	2,879
Capitalization of past due amounts	98	—	98
Principal and/or interest forbearance	435	17	452
Other modifications (1)	89	14	103
Total modifications under proprietary programs	3,451	81	3,532
Trial modifications	3,442	71	3,513
Loans discharged in Chapter 7 bankruptcy (2)	1,033	232	1,265
Total modifications	$9,153	$425	$9,578

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

The table below presents the carrying value of loans that entered into payment default during the three and nine months ended September 30, 2014 and 2013 that were modified in a TDR during the 12 months preceding payment default. Total carrying value includes loans with a carrying value of $1.1 billion and $1.5 billion that entered into payment default during the nine months ended September 30, 2014 and 2013 but were no longer held by the Corporation as of September 30, 2014 and 2013 due to sales and other dispositions. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended September 30, 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value (1)
Modifications under government programs	$193	$1	$194
Modifications under proprietary programs	137	1	138
Loans discharged in Chapter 7 bankruptcy (2)	121	15	136
Trial modifications	462	19	481
Total modifications	$913	$36	$949

	Three Months Ended September 30, 2013
Modifications under government programs	$86	$—	$86
Modifications under proprietary programs	185	—	185
Loans discharged in Chapter 7 bankruptcy (2)	205	3	208
Trial modifications	1,205	3	1,208
Total modifications	$1,681	$6	$1,687

	Nine Months Ended September 30, 2014
Modifications under government programs	$537	$3	$540
Modifications under proprietary programs	612	4	616
Loans discharged in Chapter 7 bankruptcy (2)	395	57	452
Trial modifications	1,753	37	1,790
Total modifications	$3,297	$101	$3,398

	Nine Months Ended September 30, 2013
Modifications under government programs	$244	$2	$246
Modifications under proprietary programs	731	4	735
Loans discharged in Chapter 7 bankruptcy (2)	809	27	836
Trial modifications	3,142	8	3,150
Total modifications	$4,926	$41	$4,967

(1)
Total carrying value includes loans with a carrying value of $1.1 billion and $1.5 billion that entered into payment default during the nine months ended September 30, 2014 and 2013 but were no longer held by the Corporation as of September 30, 2014 and 2013 due to sales and other dispositions.

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

The table below provides the unpaid principal balance, carrying value and related allowance at September 30, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three and nine months ended September 30, 2014 and 2013 on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

			September 30, 2014			December 31, 2013
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With no recorded allowance
Direct/Indirect consumer			$63	$27	$—	$75	$32	$—
Other consumer			34	34	—	34	34	—
With an allowance recorded
U.S. credit card			$896	$953	$217	$1,384	$1,465	$337
Non-U.S. credit card			147	186	121	200	240	149
Direct/Indirect consumer			105	127	35	242	282	84
Other consumer			25	24	10	27	26	9
Total
U.S. credit card			$896	$953	$217	$1,384	$1,465	$337
Non-U.S. credit card			147	186	121	200	240	149
Direct/Indirect consumer			168	154	35	317	314	84
Other consumer			59	58	10	61	60	9

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$27	$—	$38	$—	$27	$—	$45	$—
Other consumer	34	—	34	—	34	1	34	1
With an allowance recorded
U.S. credit card	$1,045	$16	$1,926	$30	$1,218	$56	$2,310	$108
Non-U.S. credit card	204	2	254	2	221	5	274	6
Direct/Indirect consumer	152	2	406	5	202	8	498	20
Other consumer	24	—	27	1	24	1	28	2
Total
U.S. credit card	$1,045	$16	$1,926	$30	$1,218	$56	$2,310	$108
Non-U.S. credit card	204	2	254	2	221	5	274	6
Direct/Indirect consumer	179	2	444	5	229	8	543	20
Other consumer	58	—	61	1	58	2	62	3

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at September 30, 2014 and December 31, 2013.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013
U.S. credit card	$509	$842	$434	$607	$10	$16	$953	$1,465	85.11%	82.77%
Non-U.S. credit card	48	71	18	26	120	143	186	240	47.77	49.01
Direct/Indirect consumer	70	170	47	106	37	38	154	314	84.68	84.29
Other consumer	58	60	—	—	—	—	58	60	75.48	71.08
Total renegotiated TDRs	$685	$1,143	$499	$739	$167	$197	$1,351	$2,079	79.49	78.77
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

The table below provides information on the Corporation's renegotiated TDR portfolio including the September 30, 2014 and 2013 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and nine months ended September 30, 2014 and 2013, and net charge-offs recorded during the period on loans that were modified in TDRs during the nine months ended September 30, 2014 and 2013.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended September 30, 2014 and 2013
	September 30, 2014				Three Months Ended September 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$80	$88	16.59%	5.13%	$12
Non-U.S. credit card	43	51	25.09	0.43	36
Direct/Indirect consumer	11	7	7.34	4.76	4
Other consumer	1	1	8.96	4.82	—
Total	$135	$147	18.98	3.50	$52

	September 30, 2013				Three Months Ended September 30, 2013
U.S. credit card	$100	$102	16.86%	5.70%	$9
Non-U.S. credit card	61	64	26.09	0.67	53
Direct/Indirect consumer	16	12	10.89	4.68	5
Other consumer	2	2	9.10	6.01	—
Total	$179	$180	19.65	3.85	$67

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2014 and 2013
	September 30, 2014				Nine Months Ended September 30, 2014
U.S. credit card	$223	$244	16.66%	5.15%	$23
Non-U.S. credit card	93	109	25.11	0.58	53
Direct/Indirect consumer	26	19	8.64	4.71	11
Other consumer	6	6	9.10	5.21	—
Total	$348	$378	18.56	3.82	$87

	September 30, 2013				Nine Months Ended September 30, 2013
U.S. credit card	$237	$240	16.88%	5.96%	$16
Non-U.S. credit card	138	143	26.04	0.87	78
Direct/Indirect consumer	41	31	11.17	4.90	12
Other consumer	4	5	9.35	5.40	—
Total	$420	$419	19.51	4.13	$106

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and nine months ended September 30, 2014 and 2013.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended September 30, 2014
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$57	$31	$—	$88
Non-U.S. credit card	2	2	47	51
Direct/Indirect consumer	1	—	6	7
Other consumer	1	—	—	1
Total renegotiated TDRs	$61	$33	$53	$147

	Three Months Ended September 30, 2013
U.S. credit card	$62	$40	$—	$102
Non-U.S. credit card	4	3	57	64
Direct/Indirect consumer	4	2	6	12
Other consumer	2	—	—	2
Total renegotiated TDRs	$72	$45	$63	$180

	Nine Months Ended September 30, 2014
U.S. credit card	$161	$83	$—	$244
Non-U.S. credit card	5	5	99	109
Direct/Indirect consumer	5	2	12	19
Other consumer	6	—	—	6
Total renegotiated TDRs	$177	$90	$111	$378

	Nine Months Ended September 30, 2013
U.S. credit card	$132	$108	$—	$240
Non-U.S. credit card	14	8	121	143
Direct/Indirect consumer	11	7	13	31
Other consumer	5	—	—	5
Total renegotiated TDRs	$162	$123	$134	$419
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 79 percent of new non-U.S. credit card TDRs and 10 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three and nine months ended September 30, 2014 that had been modified in a TDR during the preceding 12 months were $15 million and $40 million for U.S. credit card, $47 million and $157 million for non-U.S. credit card, and $1 million and $4 million for direct/indirect consumer. During the three and nine months ended September 30, 2013, loans that entered into payment default that had been modified in a TDR during the preceding 12 months were $11 million and $49 million for U.S. credit card, $60 million and $181 million for non-U.S. credit card and $1 million and $4 million for direct/indirect consumer.

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

At September 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $78 million and $90 million at September 30, 2014 and December 31, 2013.

The table below provides the unpaid principal balance, carrying value and related allowance at September 30, 2014 and December 31, 2013, and the average carrying value and interest income recognized for the three and nine months ended September 30, 2014 and 2013 for impaired loans in the Corporation's Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

			September 30, 2014			December 31, 2013
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$625	$610	$—	$609	$577	$—
Commercial real estate			150	141	—	254	228	—
Non-U.S. commercial			44	44	—	10	10	—
With an allowance recorded
U.S. commercial			$1,304	$994	$93	$1,581	$1,262	$164
Commercial real estate			735	547	58	1,066	731	61
Non-U.S. commercial			1	1	—	254	64	16
U.S. small business commercial (1)			164	141	37	186	176	36
Total
U.S. commercial			$1,929	$1,604	$93	$2,190	$1,839	$164
Commercial real estate			885	688	58	1,320	959	61
Non-U.S. commercial			45	45	—	264	74	16
U.S. small business commercial (1)			164	141	37	186	176	36

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$555	$3	$371	$—	$518	$8	$443	$3
Commercial real estate	158	1	171	—	190	3	305	2
Non-U.S. commercial	22	—	18	—	12	—	31	—
With an allowance recorded
U.S. commercial	$1,173	$12	$1,514	$12	$1,289	$42	$1,606	$36
Commercial real estate	689	1	1,015	8	675	14	1,245	22
Non-U.S. commercial	45	1	115	—	60	3	126	5
U.S. small business commercial (1)	144	1	218	1	157	3	253	5
Total
U.S. commercial	$1,728	$15	$1,885	$12	$1,807	$50	$2,049	$39
Commercial real estate	847	2	1,186	8	865	17	1,550	24
Non-U.S. commercial	67	1	133	—	72	3	157	5
U.S. small business commercial (1)	144	1	218	1	157	3	253	5

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the September 30, 2014 and 2013 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and nine months ended September 30, 2014 and 2013, and net charge-offs that were recorded during the period on loans that were modified as TDRs during the nine months ended September 30, 2014 and 2013. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended September 30, 2014 and 2013
	September 30, 2014		Three Months Ended September 30, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$361	$317	$33
Commercial real estate	49	39	8
Non-U.S. commercial	45	45	—
U.S. small business commercial (1)	2	2	—
Total	$457	$403	$41

	September 30, 2013		Three Months Ended September 30, 2013
U.S. commercial	$361	$357	$27
Commercial real estate	305	284	—
Non-U.S. commercial	—	—	—
U.S. small business commercial (1)	2	3	—
Total	$668	$644	$27

Commercial – TDRs Entered into During the Nine Months Ended September 30, 2014 and 2013
	September 30, 2014		Nine Months Ended September 30, 2014
U.S. commercial	$808	$759	$35
Commercial real estate	317	299	8
Non-U.S. commercial	45	45	—
U.S. small business commercial (1)	6	6	—
Total	$1,176	$1,109	$43

	September 30, 2013		Nine Months Ended September 30, 2013
U.S. commercial	$853	$771	$28
Commercial real estate	615	569	3
Non-U.S. commercial	21	7	—
U.S. small business commercial (1)	7	7	1
Total	$1,496	$1,354	$32

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $63 million and $128 million for U.S. commercial, $67 million and $269 million for commercial real estate and $0.3 million and $1 million for U.S. small business commercial at September 30, 2014 and 2013.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the settlement with FNMA. For more information on the settlement with FNMA, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees of the Corporation's 2013 Annual Report on Form 10-K. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassification from nonaccretable difference during the three months ended September 30, 2014 was due to a decrease in forecasted prepayment speeds. The reclassification from nonaccretable difference during the nine months ended September 30, 2014 was due to lower expected loss rates and a decrease in forecasted prepayment speeds. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Accretable yield, beginning of period	$6,219	$6,694
Accretion	(265)	(819)
Disposals/transfers	(241)	(424)
Reclassifications from nonaccretable difference	242	504
Accretable yield, September 30, 2014	$5,955	$5,955

During the three and nine months ended September 30, 2014, the Corporation sold PCI loans with a carrying value of $1.3 billion and $1.9 billion, which excludes the related allowance of $131 million and $317 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.

Loans Held-for-sale

The Corporation had LHFS of $7.9 billion and $11.4 billion at September 30, 2014 and December 31, 2013. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $30.8 billion and $65.5 billion for the nine months ended September 30, 2014 and 2013. Cash used for originations and purchases of LHFS totaled $28.7 billion and $55.6 billion for the nine months ended September 30, 2014 and 2013.

NOTE 5 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, July 1	$6,908	$4,417	$4,486	$15,811
Loans and leases charged off	(485)	(994)	(188)	(1,667)
Recoveries of loans and leases previously charged off	343	212	69	624
Net charge-offs	(142)	(782)	(119)	(1,043)
Write-offs of PCI loans	(246)	—	—	(246)
Provision for loan and lease losses	(42)	586	66	610
Other (1)	(2)	(23)	(1)	(26)
Allowance for loan and lease losses, September 30	6,476	4,198	4,432	15,106
Reserve for unfunded lending commitments, July 1	—	—	503	503
Provision for unfunded lending commitments	—	—	26	26
Reserve for unfunded lending commitments, September 30	—	—	529	529
Allowance for credit losses, September 30	$6,476	$4,198	$4,961	$15,635

	Three Months Ended September 30, 2013
Allowance for loan and lease losses, July 1	$12,396	$5,671	$3,168	$21,235
Loans and leases charged off	(766)	(1,296)	(267)	(2,329)
Recoveries of loans and leases previously charged off	243	292	107	642
Net charge-offs	(523)	(1,004)	(160)	(1,687)
Write-offs of PCI loans	(443)	—	—	(443)
Provision for loan and lease losses	(920)	730	481	291
Other (1)	3	33	—	36
Allowance for loan and lease losses, September 30	10,513	5,430	3,489	19,432
Reserve for unfunded lending commitments, July 1	—	—	474	474
Provision for unfunded lending commitments	—	—	5	5
Other	—	—	1	1
Reserve for unfunded lending commitments, September 30	—	—	480	480
Allowance for credit losses, September 30	$10,513	$5,430	$3,969	$19,912

	Nine Months Ended September 30, 2014
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(1,713)	(3,173)	(493)	(5,379)
Recoveries of loans and leases previously charged off	938	671	266	1,875
Net charge-offs	(775)	(2,502)	(227)	(3,504)
Write-offs of PCI loans	(797)	—	—	(797)
Provision for loan and lease losses	(467)	1,818	660	2,011
Other (1)	(3)	(23)	(6)	(32)
Allowance for loan and lease losses, September 30	6,476	4,198	4,432	15,106
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	45	45
Reserve for unfunded lending commitments, September 30	—	—	529	529
Allowance for credit losses, September 30	$6,476	$4,198	$4,961	$15,635

	Nine Months Ended September 30, 2013
Allowance for loan and lease losses, January 1	$14,933	$6,140	$3,106	$24,179
Loans and leases charged off	(2,895)	(4,338)	(908)	(8,141)
Recoveries of loans and leases previously charged off	548	941	337	1,826
Net charge-offs	(2,347)	(3,397)	(571)	(6,315)
Write-offs of PCI loans	(1,595)	—	—	(1,595)
Provision for loan and lease losses	(409)	2,694	957	3,242
Other (1)	(69)	(7)	(3)	(79)
Allowance for loan and lease losses, September 30	10,513	5,430	3,489	19,432
Reserve for unfunded lending commitments, January 1	—	—	513	513
Provision for unfunded lending commitments	—	—	(22)	(22)
Other	—	—	(11)	(11)
Reserve for unfunded lending commitments, September 30	—	—	480	480
Allowance for credit losses, September 30	$10,513	$5,430	$3,969	$19,912

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

During the three months ended September 30, 2014, for the PCI loan portfolio, the Corporation recorded no provision for credit losses and, for the nine months ended September 30, 2014, recorded a benefit of $106 million in the provision for credit losses with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. This compared to a benefit of $248 million and $707 million in the provision for credit losses for the same periods in 2013. Write-offs in the PCI loan portfolio totaled $246 million and $797 million with a corresponding decrease in the PCI valuation allowance during the three and nine months ended September 30, 2014 compared to $443 million and $1.6 billion for the same periods in 2013. The valuation allowance associated with the PCI loan portfolio was $1.6 billion and $2.5 billion at September 30, 2014 and December 31, 2013.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at September 30, 2014 and December 31, 2013.

Allowance and Carrying Value by Portfolio Segment
	September 30, 2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$918	$383	$188	$1,489
Carrying value (3)	26,190	1,351	2,478	30,019
Allowance as a percentage of carrying value	3.51%	28.35%	7.59%	4.96%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$3,968	$3,815	$4,244	$12,027
Carrying value (3, 4)	264,637	184,378	382,689	831,704
Allowance as a percentage of carrying value (4)	1.50%	2.07%	1.11%	1.45%
Purchased credit-impaired loans
Valuation allowance	$1,590	n/a	n/a	$1,590
Carrying value gross of valuation allowance	21,409	n/a	n/a	21,409
Valuation allowance as a percentage of carrying value	7.43%	n/a	n/a	7.43%
Total
Allowance for loan and lease losses	$6,476	$4,198	$4,432	$15,106
Carrying value (3, 4)	312,236	185,729	385,167	883,132
Allowance as a percentage of carrying value (4)	2.07%	2.26%	1.15%	1.71%

	December 31, 2013
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,231	$579	$277	$2,087
Carrying value (3)	31,458	2,079	3,048	36,585
Allowance as a percentage of carrying value	3.91%	27.85%	9.09%	5.70%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$4,794	$4,326	$3,728	$12,848
Carrying value (3, 4)	285,015	185,969	385,357	856,341
Allowance as a percentage of carrying value (4)	1.68%	2.33%	0.97%	1.50%
Purchased credit-impaired loans
Valuation allowance	$2,493	n/a	n/a	$2,493
Carrying value gross of valuation allowance	25,265	n/a	n/a	25,265
Valuation allowance as a percentage of carrying value	9.87%	n/a	n/a	9.87%
Total
Allowance for loan and lease losses	$8,518	$4,905	$4,005	$17,428
Carrying value (3, 4)	341,738	188,048	388,405	918,191
Allowance as a percentage of carrying value (4)	2.49%	2.61%	1.03%	1.90%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $37 million and $36 million related to impaired U.S. small business commercial at September 30, 2014 and December 31, 2013.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.2 billion and $10.0 billion at September 30, 2014 and December 31, 2013.
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

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2014 and December 31, 2013, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at September 30, 2014 and December 31, 2013 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Securities and Note 14 – Fair Value Measurements. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 4 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management, to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.

Except as described below and in Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2014 or the year ended December 31, 2013 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2014 and 2013.

First-lien Mortgage Securitizations
	Three Months Ended September 30
	Residential Mortgage
	Agency		Non-agency - Subprime		Commercial Mortgage
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Cash proceeds from new securitizations (1)	$10,643	$14,068	$—	$—	$1,820	$—
Gain on securitizations (2)	146	36	—	—	19	—

	Nine Months Ended September 30
	2014	2013	2014	2013	2014	2013
Cash proceeds from new securitizations (1)	$25,661	$41,444	$809	$—	$4,032	$208
Gain on securitizations (2)	114	92	49	—	70	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. The Corporation recognized $169 million and $552 million of gains, net of hedges, on loans securitized during the three and nine months ended September 30, 2014 compared to $379 million and $1.7 billion for the same periods in 2013.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $4.1 billion and $5.0 billion in connection with first-lien mortgage securitizations for the three and nine months ended September 30, 2014 compared to $490 million and $3.0 billion for the same periods in 2013. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and nine months ended September 30, 2014 and 2013, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $423 million and $1.4 billion during the three and nine months ended September 30, 2014 compared to $674 million and $2.3 billion for the same periods in 2013. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $10.5 billion and $14.1 billion at September 30, 2014 and December 31, 2013. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and nine months ended September 30, 2014, $1.5 billion and $3.9 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications compared to $3.1 billion and $9.4 billion for the same periods in 2013. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2014 and December 31, 2013.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Unconsolidated VIEs
Maximum loss exposure (1)	$15,740	$21,140	$1,362	$1,527	$3,206	$591	$708	$437	$382	$432
On-balance sheet assets
Senior securities held (2):
Trading account assets	$848	$650	$4	$—	$2	$1	$39	$3	$78	$14
Debt securities carried at fair value	13,980	19,451	870	988	2,832	220	389	109	76	306
Held-to-maturity securities	887	1,012	—	—	—	—	—	—	59	—
Subordinate securities held (2):
Trading account assets	—	—	—	—	24	8	1	—	12	13
Debt securities carried at fair value	—	—	13	15	5	6	—	—	51	53
Residual interests held	—	—	26	13	—	—	—	—	80	16
All other assets (3)	25	27	56	71	1	1	279	325	—	—
Total retained positions	$15,740	$21,140	$969	$1,087	$2,864	$236	$708	$437	$356	$402
Principal balance outstanding (4)	$407,706	$437,765	$22,498	$25,104	$33,663	$36,854	$52,103	$56,454	$23,721	$19,730

Consolidated VIEs
Maximum loss exposure (1)	$38,982	$42,420	$79	$79	$177	$183	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,183	$1,640	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	37,203	40,316	137	140	784	803	—	—	—	—
Allowance for loan and lease losses	(2)	(3)	—	—	—	—	—	—	—	—
All other assets	599	474	3	—	12	7	—	—	—	—
Total assets	$38,983	$42,427	$140	$140	$796	$810	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$1	$7	$58	$61	$784	$803	$—	$—	$—	$—
All other liabilities	—	—	3	—	12	7	—	—	—	—
Total liabilities	$1	$7	$61	$61	$796	$810	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 17 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $757 million and $1.6 billion, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $757 million and $1.6 billion, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at September 30, 2014 and December 31, 2013.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and nine months ended September 30, 2014 and 2013, and all of the home equity trusts have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at September 30, 2014 and December 31, 2013.

Home Equity Loan VIEs
	September 30, 2014			December 31, 2013
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$1,040	$5,422	$6,462	$1,269	$6,217	$7,486
On-balance sheet assets
Trading account assets	$—	$22	$22	$—	$12	$12
Debt securities carried at fair value	—	30	30	—	25	25
Loans and leases	1,075	—	1,075	1,329	—	1,329
Allowance for loan and lease losses	(66)	—	(66)	(80)	—	(80)
All other assets	31	—	31	20	—	20
Total	$1,040	$52	$1,092	$1,269	$37	$1,306
On-balance sheet liabilities
Long-term debt	$1,135	$—	$1,135	$1,450	$—	$1,450
All other liabilities	—	—	—	90	—	90
Total	$1,135	$—	$1,135	$1,540	$—	$1,540
Principal balance outstanding	$1,075	$6,912	$7,987	$1,329	$7,542	$8,871

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

The maximum loss exposure in the table above includes the Corporation's obligation to provide subordinated funding to certain consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At September 30, 2014 and December 31, 2013, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $6.5 billion and $7.6 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $43 million and $82 million at September 30, 2014 and December 31, 2013, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $9 million and $26 million of servicing fee income related to home equity loan securitizations during the three and nine months ended September 30, 2014 compared to $11 million and $37 million for the same periods in 2013. The Corporation repurchased $116 million and $325 million of loans from home equity securitization trusts to perform modifications during the three and nine months ended September 30, 2014 compared to $81 million and $197 million for the same periods in 2013.

Credit Card Securitizations

The Corporation securitizes originated and purchased credit card loans. The Corporation's continuing involvement with the U.S. securitization trust includes servicing the receivables, retaining an undivided interest (seller's interest) in the receivables, and holding certain retained interests including senior and subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The seller's interest in the U.S. trust, which is pari passu to the investors' interest, is classified in loans and leases. All debt issued from the U.K. securitization trust has matured and the credit card receivables were reconveyed to the Corporation during the three months ended September 30, 2014.

The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at September 30, 2014 and December 31, 2013.

Credit Card VIEs
(Dollars in millions)	September 30 2014	December 31 2013
Consolidated VIEs
Maximum loss exposure	$41,273	$49,621
On-balance sheet assets
Derivative assets	$7	$182
Loans and leases (1)	52,674	61,241
Allowance for loan and lease losses	(1,926)	(2,585)
Loans held-for-sale	—	386
All other assets (2)	402	2,281
Total	$51,157	$61,505
On-balance sheet liabilities
Long-term debt	$9,858	$11,822
All other liabilities	26	62
Total	$9,884	$11,884

(1)	At September 30, 2014 and December 31, 2013, loans and leases included $34.8 billion and $41.2 billion of seller's interest.

(2)	At September 30, 2014 and December 31, 2013, all other assets included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

During the three and nine months ended September 30, 2014, $1.1 billion and $4.1 billion of new senior debt securities were issued to third-party investors from the U.S. credit card securitization trust and none were issued during 2013.

The Corporation held subordinate securities issued by credit card securitization trusts with a notional principal amount of $7.6 billion and $7.9 billion at September 30, 2014 and December 31, 2013. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $177 million and $662 million of these subordinate securities issued during the three and nine months ended September 30, 2014 and none issued during 2013.

In addition to the amounts included in the table above, the Corporation held a senior interest in credit card receivables that had been transferred to an unconsolidated third-party sponsored securitization vehicle of $217 million and $272 million at September 30, 2014 and December 31, 2013, classified in loans and leases.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at September 30, 2014 and December 31, 2013.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Unconsolidated VIEs
Maximum loss exposure	$10,335	$11,913	$2,117	$2,192	$74	$81
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,901	$971	$42	$53	$—	$1
Debt securities carried at fair value	7,597	10,866	—	—	64	70
Held-to-maturity securities	744	—	—	—	—	—
Subordinate securities held (1, 2):
Trading account assets	21	—	—	—	—	—
Debt securities carried at fair value	72	71	—	—	—	—
Residual interests held (3)	—	5	—	—	—	—
All other assets	—	—	—	—	10	10
Total retained positions	$10,335	$11,913	$42	$53	$74	$81
Total assets of VIEs (4)	$35,347	$40,924	$3,359	$3,643	$719	$1,788

Consolidated VIEs
Maximum loss exposure	$756	$164	$2,279	$2,667	$122	$94
On-balance sheet assets
Trading account assets	$1,545	$319	$2,296	$2,684	$30	$—
Loans and leases	—	—	—	—	586	680
All other assets	—	—	—	—	55	61
Total assets	$1,545	$319	$2,296	$2,684	$671	$741
On-balance sheet liabilities
Short-term borrowings	$—	$—	$985	$1,073	$—	$—
Long-term debt	789	155	17	17	548	646
All other liabilities	—	—	—	—	1	1
Total liabilities	$789	$155	$1,002	$1,090	$549	$647

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $4.7 billion and $10.8 billion of securities during the three and nine months ended September 30, 2014 compared to $7.2 billion and $21.3 billion for the same periods in 2013. Resecuritizations during the three and nine months ended September 30, 2014 included $549 million and $1.5 billion of AFS securities, and gains on sale of $9 million and $71 million were recorded. Other securities transferred into resecuritization vehicles during the three and nine months ended September 30, 2014 and 2013 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.1 billion at both September 30, 2014 and December 31, 2013. The weighted-average remaining life of bonds held in the trusts at September 30, 2014 was 7.4 years. There were no material write-downs or downgrades of assets or issuers during the three and nine months ended September 30, 2014 and 2013.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At September 30, 2014 and December 31, 2013, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $1.4 billion and $2.5 billion, including trusts collateralized by automobile loans of $496 million and $877 million, student loans of $671 million and $741 million, and other loans of $223 million and $911 million.

Other Variable Interest Entities

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2014 and December 31, 2013.

Other VIEs
	September 30, 2014			December 31, 2013
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$7,738	$10,100	$17,838	$9,716	$12,523	$22,239
On-balance sheet assets
Trading account assets	$2,479	$419	$2,898	$3,769	$1,420	$5,189
Derivative assets	1	804	805	3	739	742
Debt securities carried at fair value	—	407	407	—	1,944	1,944
Loans and leases	4,106	1,189	5,295	4,609	270	4,879
Allowance for loan and lease losses	(8)	—	(8)	(6)	—	(6)
Loans held-for-sale	555	46	601	998	85	1,083
All other assets	1,636	6,009	7,645	1,734	6,167	7,901
Total	$8,769	$8,874	$17,643	$11,107	$10,625	$21,732
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$77	$—	$77
Long-term debt (1)	2,714	—	2,714	4,487	—	4,487
All other liabilities	95	2,345	2,440	93	2,538	2,631
Total	$2,809	$2,345	$5,154	$4,657	$2,538	$7,195
Total assets of VIEs	$8,769	$40,086	$48,855	$11,107	$38,505	$49,612

(1)
Includes $0, $956 million and $780 million of long-term debt at September 30, 2014 and $1.3 billion, $1.2 billion and $780 million of long-term debt at December 31, 2013 issued by consolidated CDO vehicles, customer vehicles and investment vehicles, respectively, which has recourse to the general credit of the Corporation.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $4.4 billion and $5.9 billion at September 30, 2014 and December 31, 2013, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $660 million and $748 million at September 30, 2014 and December 31, 2013, that are included in the table above.

Collateralized Debt Obligation Vehicles

The Corporation receives fees for structuring CDO vehicles, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of CDS to synthetically create exposure to fixed-income securities. Collateralized loan obligations (CLOs), which are a subset of CDOs, hold pools of loans, typically corporate loans. CDOs are typically managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a CDS counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO.

The Corporation's maximum loss exposure to consolidated and unconsolidated CDOs totaled $786 million and $2.1 billion at September 30, 2014 and December 31, 2013. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.

At September 30, 2014, the Corporation had $1.1 billion of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 10 – Commitments and Contingencies.

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At both September 30, 2014 and December 31, 2013, the Corporation's consolidated investment vehicles had total assets of $1.2 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $9.7 billion and $5.5 billion at September 30, 2014 and December 31, 2013. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $3.2 billion and $4.2 billion at September 30, 2014 and December 31, 2013 comprised primarily of on-balance sheet assets less non-recourse liabilities.

The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $410 million and $2.5 billion, including a funded balance of $363 million and $1.9 billion at September 30, 2014 and December 31, 2013, which were classified in other debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $3.3 billion and $3.8 billion at September 30, 2014 and December 31, 2013. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.7 billion and $5.8 billion at September 30, 2014 and December 31, 2013, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of financial assets to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At September 30, 2014 and December 31, 2013, the Corporation's maximum loss exposure under these financing arrangements was $78 million and $1.1 billion, substantially all of which is classified in loans and leases. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

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

On January 31, 2014, the court issued a decision, order and judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee's conduct only with respect to the Trustee's consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. On February 21, 2014, final judgment was entered and the Trustee filed a notice of appeal regarding the court's ruling on loan modification claims in the settlement. Certain objectors to the settlement have filed cross-appeals appealing the court's approval of the settlement, some of whom have subsequently withdrawn their objections. All appeals were fully briefed by September 22, 2014, and oral argument occurred on October 23, 2014. The court's January 31, 2014 decision, order and judgment remain subject to these appeals, as well as a motion to reargue to be heard on February 26, 2015, and it is not possible at this time to predict when the court approval process will be completed.

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

For more information on the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

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

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty or the representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution.

The table below presents unresolved repurchase claims at September 30, 2014 and December 31, 2013. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 10 – Commitments and Contingencies.

Unresolved Repurchase Claims by Counterparty and Product Type
(Dollars in millions)	September 30 2014	December 31 2013
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (1, 2, 3)	$23,012	$17,953
Monolines (4)	1,087	1,532
GSEs	70	170
Total unresolved repurchase claims by counterparty	$24,169	$19,655
By product type
Prime loans	$592	$623
Alt-A	2,351	2,259
Home equity	1,629	1,905
Pay option	6,324	5,780
Subprime	13,076	8,928
Other	197	160
Total unresolved repurchase claims by product type	$24,169	$19,655

(1)
At both September 30, 2014 and December 31, 2013, unresolved repurchase claims did not include repurchase demands of $1.2 billion where the Corporation believes that these demands are procedurally or substantively invalid as noted on page 201.

(2)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(3)
Includes $14.0 billion and $13.8 billion of claims based on individual file reviews and $9.0 billion and $4.1 billion of claims submitted without individual file reviews at September 30, 2014 and December 31, 2013.

(4)	At September 30, 2014, substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer.

During the three months ended September 30, 2014, the Corporation received $2.4 billion in new repurchase claims, including $2.1 billion of claims submitted without individual loan file reviews and $249 million of claims based on individual loan file reviews submitted by private-label securitization trustees, $60 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, and $19 million submitted by whole-loan investors. During the three months ended September 30, 2014, $135 million in claims were resolved. Of the claims resolved, $47 million were resolved through rescissions and $88 million were resolved through mortgage repurchases and make-whole payments with GSEs, private-label securitization trustees and whole-loan investors.

During the nine months ended September 30, 2014, the Corporation received $6.1 billion in new repurchase claims, including $4.9 billion of claims submitted without individual loan file reviews and $698 million of claims based on individual loan file reviews submitted by private-label securitization trustees and a financial guarantee provider, $301 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, and $217 million submitted by whole-loan investors. During the nine months ended September 30, 2014, $1.8 billion in claims were resolved. Of the claims resolved, $856 million were resolved through settlement, $464 million were resolved through rescissions and $505 million were resolved through mortgage repurchases and make-whole payments with GSEs, private-label securitization trustees and whole-loan investors.

The increase in the notional amount of unresolved repurchase claims during the three and nine months ended September 30, 2014 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to support a claim. The Corporation expects unresolved repurchase claims related to private-label securitizations to increase as such claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of such claims on which there is a disagreement. For further discussion of the Corporation's experience with whole loans and private-label securitizations, see Private-label Securitizations and Whole-loan Sales Experience in this Note.

In addition to, and not included in, the total unresolved repurchase claims of $24.2 billion at September 30, 2014, are repurchase demands the Corporation has received from private-label securitization investors and a master servicer where it believes that these demands are procedurally or substantively invalid. The total amount outstanding of such demands was $1.2 billion at both September 30, 2014 and December 31, 2013, comprised of $935 million of demands received during 2012 and $272 million of demands related to trusts covered by the BNY Mellon Settlement. The Corporation does not believe that the $1.2 billion of aforementioned demands outstanding at September 30, 2014 are valid repurchase claims and, therefore, it is not possible to predict the resolution with respect to such demands.

The notional amount of unresolved monoline repurchase claims totaled $1.1 billion and $1.5 billion at September 30, 2014 and December 31, 2013. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. For further discussion of the Corporation's practices regarding litigation accruals and estimated range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note and Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies.

The notional amount of unresolved GSE repurchase claims totaled $70 million at September 30, 2014 compared to $170 million at December 31, 2013.

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

The Corporation's estimated liability at September 30, 2014 for obligations under representations and warranties given to the GSEs and the corresponding estimated range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors.

The Corporation's estimate of the non-GSE representations and warranties liability and the corresponding estimated range of possible loss at September 30, 2014 considers, among other things, repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claim activity, its experience with various counterparties, recent court decisions related to the statute of limitations as summarized below and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

An additional factor that impacts the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures is the requirement to meet certain presentation thresholds in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement and subsequent activity with certain counterparties, the estimated range of possible loss assumes that the presentation threshold can be met for a significant amount of the non-GSE securitization transactions. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, other claimants have come forward and the Corporation believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. See Estimated Range of Possible Loss in this Note for more information on the representations and warranties liability and the corresponding estimated range of possible loss.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Liability for representations and warranties and corporate guarantees, beginning of period	$12,084	$14,020	$13,282	$19,021
Additions for new sales	2	9	7	31
Net reductions	(305)	(236)	(1,773)	(5,706)
Provision	167	323	432	770
Liability for representations and warranties and corporate guarantees, September 30	$11,948	$14,116	$11,948	$14,116

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of September 30, 2014. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. Although the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has had little to no claim activity or where the applicable statute of limitations has expired, these exposures are included in the estimated range of possible loss.

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

A December 2013 decision by the New York intermediate appellate court held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. That decision has been applied by the state and federal courts in several RMBS lawsuits not involving the Corporation, resulting in the dismissal as untimely of claims involving representations and warranties made more than six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, which has taken the case for review, this decision would apply to claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits the Corporation has received or may receive involve representations and warranties claims where the statute of limitations has expired under this ruling and has not been tolled by agreement, and which the Corporation therefore believes would be untimely. The Corporation believes this ruling may have had an influence on recent activity in requests for tolling agreements and the pace of lawsuits filed by private-label securitization trustees prior to the expiration of the statute of limitations. In addition, it is possible that in response to the statute of limitations rulings, parties seeking to pursue representations and warranties claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor and/or issuer has run, may pursue alternate legal theories of recovery and/or assert claims against other contractual parties. For example, on June 18, 2014, a group of institutional investors filed six lawsuits against six trustees covering more than 2,200 RMBS trusts alleging failure to pursue representations and warranties claims and servicer defaults based upon alleged contractual, statutory and tort theories of liability. The Corporation and its affiliates have not been named as parties to these lawsuits. The impact on the Corporation, if any, of such alternative legal theories or assertions is unclear.

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

The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation's denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. As of September 30, 2014, 16 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 47 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

At September 30, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $22.9 billion. The Corporation has performed an initial review with respect to substantially all of these claims and does not believe a valid basis for repurchase has been established by the claimant.

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

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). The Corporation had approximately 81,000 open MI rescission notices at September 30, 2014. This amount includes approximately 24,000 open MI rescission notices at September 30, 2014 pertaining to first-lien mortgages sold to the GSEs and loans HFI, of which approximately 15,000 are expected to be resolved when certain MI company settlement agreements have received the consent of the GSEs. At September 30, 2014, the Corporation also had approximately 9,000 open MI rescission notices pertaining principally to first-lien mortgages sold to other investors as well as 48,000 pertaining to second-lien mortgages which are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation's legal rights. In this litigation, the litigating mortgage insurance company is also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Estimated Range of Possible Loss

The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at September 30, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

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

Cash Payments

The Loan Repurchases and Indemnification Payments table presents first-lien and home equity loan repurchases and indemnification payments made by the Corporation to reimburse the investor or securitization trust for losses they incurred and to resolve repurchase claims. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase loans or make indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions related to home equity loans primarily involved the monoline insurers.

Loan Repurchases and Indemnification Payments (excluding cash payments for settlements)
	Three Months Ended September 30
	2014			2013
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$56	$65	$22	$128	$136	$27
Indemnification payments	194	44	44	190	115	115
Total first-lien	250	109	66	318	251	142
Home equity, indemnification payments	3	3	3	25	26	26
Total first-lien and home equity	$253	$112	$69	$343	$277	$168

	Nine Months Ended September 30
	2014			2013
First-lien
Repurchases	$160	$179	$54	$661	$693	$124
Indemnification payments	437	152	152	481	291	291
Total first-lien	597	331	206	1,142	984	415
Home equity, indemnification payments	17	17	17	49	51	51
Total first-lien and home equity	$614	$348	$223	$1,191	$1,035	$466

The amounts in the table exclude payments made in connection with the FHFA Settlement, and the 2013 settlement with FNMA in which the Corporation made a cash payment of $3.6 billion to FNMA and repurchased for $6.6 billion certain residential mortgage loans which the Corporation valued at less than the purchase price. Additionally, the amounts shown in the table exclude $988 million and $1.7 billion paid in monoline settlements during the nine months ended September 30, 2014 and 2013, including payments made directly to securitization trusts.

NOTE 8 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at September 30, 2014 and December 31, 2013. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	September 30 2014	December 31 2013
Consumer & Business Banking	$31,681	$31,681
Global Wealth & Investment Management	9,698	9,698
Global Banking	22,377	22,377
Global Markets	5,197	5,197
All Other	831	891
Total goodwill	$69,784	$69,844

For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. The goodwill impairment test involves comparing the fair value of each reporting unit with its carrying value, including goodwill, as measured by allocated equity. During the latest annual planning process, the Corporation made refinements to the amount of capital allocated to each of its businesses based on multiple considerations that included, but were not limited to, risk-weighted assets measured under the Basel 3 Standardized and Advanced approaches, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, the Corporation adjusted the amount of capital being allocated to its business segments. This change resulted in a reduction of the unallocated capital, which is reflected in All Other, and an aggregate increase to the amount of capital being allocated to the business segments. An increase in allocated capital in the business segments generally results in a reduction of the excess of the fair value over the carrying value and a reduction to the estimated fair value as a percentage of allocated carrying value for an individual reporting unit.

There was no goodwill in Consumer Real Estate Services at September 30, 2014 and December 31, 2013.

During the three months ended September 30, 2014, the Corporation completed its annual goodwill impairment test as of June 30, 2014 for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information regarding annual goodwill impairment testing, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

Intangible Assets

The table below presents the gross carrying value and accumulated amortization for intangible assets at September 30, 2014 and December 31, 2013.

Intangible Assets (1, 2)
	September 30, 2014			December 31, 2013
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,543	$4,479	$1,064	$6,160	$4,849	$1,311
Core deposit intangibles	1,779	1,350	429	3,592	3,055	537
Customer relationships	4,025	2,559	1,466	4,025	2,281	1,744
Affinity relationships	1,572	1,265	307	1,575	1,197	378
Other intangibles	2,045	462	1,583	2,045	441	1,604
Total intangible assets	$14,964	$10,115	$4,849	$17,397	$11,823	$5,574

(1)	Excludes fully amortized intangible assets.

(2)	At September 30, 2014 and December 31, 2013, none of the intangible assets were impaired.

The table below presents intangible asset amortization expense for the three and nine months ended September 30, 2014 and 2013.

Amortization Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Purchased credit card and Affinity relationships	$105	$118	$312	$356
Core deposit intangibles	36	25	108	150
Customer relationships	87	116	268	280
Other intangibles	6	11	20	34
Total amortization expense	$234	$270	$708	$820

The table below presents estimated future intangible asset amortization expense at September 30, 2014.

Estimated Future Amortization Expense
(Dollars in millions)	Remainder of 2014	2015	2016	2017	2018	2019
Purchased credit card and Affinity relationships	$104	$358	$299	$239	$180	$121
Core deposit intangibles	32	122	105	91	80	7
Customer relationships	87	340	325	310	302	286
Other intangibles	5	16	9	6	3	1
Total estimated future amortization expense	$228	$836	$738	$646	$565	$415

NOTE 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	Three Months Ended September 30				Nine Months Ended September 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Average during period
Federal funds sold	$2	$10	1.01%	0.74%	$3	$8	0.88%	0.68%
Securities borrowed or purchased under agreements to resell	223,976	223,424	0.42	0.52	223,998	231,371	0.48	0.53
Total	$223,978	$223,434	0.42	0.52	$224,001	$231,379	0.48	0.53

Federal funds purchased	$146	$183	0.05%	0.03%	$162	$188	0.05%	0.06%
Securities loaned or sold under agreements to repurchase	216,099	235,022	0.90	0.82	214,405	268,549	1.01	0.80
Short-term borrowings	38,866	44,220	1.02	1.76	45,219	42,749	1.01	2.01
Total	$255,111	$279,425	0.92	0.97	$259,786	$311,486	1.01	0.96

Maximum month-end balance during period
Federal funds sold	$—	$35			$12	$35
Securities borrowed or purchased under agreements to resell	231,077	220,985			240,110	249,791

Federal funds purchased	$156	$166			$213	$195
Securities loaned or sold under agreements to repurchase	226,158	239,556			239,984	319,608
Short-term borrowings	40,403	44,291			51,409	46,470

	September 30, 2014				December 31, 2013
	Amount	Rate			Amount	Rate
Period-end
Securities borrowed or purchased under agreements to resell	$223,310	0.44%			$190,328	0.60%
Total	$223,310	0.44			$190,328	0.60

Federal funds purchased	$150	—%			$186	—%
Securities loaned or sold under agreements to repurchase	217,775	0.92			197,920	0.92
Short-term borrowings	33,275	1.14			45,999	1.55
Total	$251,200	0.95			$244,105	1.03

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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2014 and December 31, 2013. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

The "Other" amount in the Securities Financing Agreements table, which is included on the Consolidated Balance Sheet in accrued expenses and other liabilities, relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability, representing the obligation to return those securities.

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

Securities Financing Agreements
	September 30, 2014
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell	$335,942	$(112,632)	$223,310	$(168,968)	$54,342

Securities loaned or sold under agreements to repurchase	$330,407	$(112,632)	$217,775	$(176,875)	$40,900
Other	10,649	—	10,649	(10,649)	—
Total	$341,056	$(112,632)	$228,424	$(187,524)	$40,900

	December 31, 2013
Securities borrowed or purchased under agreements to resell	$272,296	$(81,968)	$190,328	$(157,132)	$33,196

Securities loaned or sold under agreements to repurchase	$279,888	$(81,968)	$197,920	$(160,111)	$37,809
Other	10,871	—	10,871	(10,871)	—
Total	$290,759	$(81,968)	$208,791	$(170,982)	$37,809

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $15.2 billion and $21.9 billion at September 30, 2014 and December 31, 2013. At September 30, 2014, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $548 million, including deferred revenue of $19 million and a reserve for unfunded lending commitments of $529 million. At December 31, 2013, the comparable amounts were $503 million, $19 million and $484 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $9.0 billion and $13.0 billion at September 30, 2014 and December 31, 2013 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $322 million and $354 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments
	September 30, 2014
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$79,342	$102,548	$138,202	$17,864	$337,956
Home equity lines of credit	6,102	19,173	14,754	14,384	54,413
Standby letters of credit and financial guarantees (1)	20,009	9,107	4,195	1,657	34,968
Letters of credit	2,216	145	29	128	2,518
Legally binding commitments	107,669	130,973	157,180	34,033	429,855
Credit card lines (2)	368,090	—	—	—	368,090
Total credit extension commitments	$475,759	$130,973	$157,180	$34,033	$797,945

	December 31, 2013
Notional amount of credit extension commitments
Loan commitments	$80,799	$105,175	$133,290	$21,864	$341,128
Home equity lines of credit	4,580	16,855	21,074	14,301	56,810
Standby letters of credit and financial guarantees (1)	21,994	8,843	2,876	3,967	37,680
Letters of credit	1,263	899	4	403	2,569
Legally binding commitments	108,636	131,772	157,244	40,535	438,187
Credit card lines (2)	377,846	—	—	—	377,846
Total credit extension commitments	$486,482	$131,772	$157,244	$40,535	$816,033

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.2 billion and $8.4 billion at September 30, 2014, and $27.6 billion and $9.6 billion at December 31, 2013. Amounts include consumer SBLCs of $369 million and $453 million at September 30, 2014 and December 31, 2013.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At September 30, 2014 and December 31, 2013, the Corporation had unfunded equity investment commitments of $75 million and $195 million.

At September 30, 2014 and December 31, 2013, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.3 billion and $1.5 billion, which upon settlement will be included in loans or LHFS.

At September 30, 2014 and December 31, 2013, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $95.5 billion and $75.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $74.9 billion and $38.3 billion. These commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $702 million, $2.5 billion, $2.2 billion, $1.8 billion and $1.4 billion for the remainder of 2014 and the years through 2018, respectively, and $6.2 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2014 and December 31, 2013, the notional amount of these guarantees totaled $13.5 billion and $13.4 billion and the Corporation's maximum exposure related to these guarantees totaled $3.1 billion and $3.0 billion with estimated maturity dates between 2030 and 2045. The net fair value including the fee receivable associated with these guarantees was $28 million and $39 million at September 30, 2014 and December 31, 2013, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to make qualified withdrawals after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the investment manager will either terminate the contract or convert the portfolio into a high-quality fixed-income portfolio, typically all government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with significant structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2014 and December 31, 2013, the notional amount of these guarantees totaled $1.2 billion and $4.6 billion with estimated maturity dates up to 2017 if the exit option is exercised on all deals. The decline in notional amount during the nine months ended September 30, 2014 was primarily the result of plan sponsors terminating contracts pursuant to exit options. As of September 30, 2014, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and nine months ended September 30, 2014, the sponsored entities processed and settled $162.7 billion and $476.4 billion of transactions and recorded losses of $3 million and $11 million. For the three and nine months ended September 30, 2013, the sponsored entities processed and settled $154.7 billion and $460.9 billion of transactions and recorded losses of $4 million and $12 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At September 30, 2014 and December 31, 2013, the sponsored merchant processing servicers held as collateral $124 million and $203 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2014 and December 31, 2013, the maximum potential exposure for sponsored transactions totaled $264.5 billion and $258.5 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $579 million and $1.8 billion with commercial banks at September 30, 2014 and December 31, 2013, and $1.1 billion and $1.3 billion with VIEs at September 30, 2014 and December 31, 2013. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $5.8 billion and $6.9 billion at September 30, 2014 and December 31, 2013. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority, which has subsequently been replaced by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $384 million and $381 million at September 30, 2014 and December 31, 2013. The Corporation recorded $298 million and $482 million of expense for the three and nine months ended September 30, 2014 compared to $66 million and $95 million for the same periods in 2013. The increase in the provision was due primarily to the volume of new complaints not decreasing as expected. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K and in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2014 and March 31, 2014 (the prior commitments and contingencies disclosure).

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

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, certain subsidiaries of the Corporation are registered broker-dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the European Commission, the PRA, the FCA and other international, federal and state securities regulators. In connection with formal and informal inquiries, the Corporation and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of the Corporation's regulated activities.

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $6.0 billion and $16.0 billion was recognized for the three and nine months ended September 30, 2014 compared to $1.1 billion and $3.8 billion for the same periods in 2013.

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

Fontainebleau Las Vegas Litigation

Trial in the U.S. District Court for the District of Nevada is scheduled to commence on April 13, 2015.

In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation

Securities Actions

On November 5, 2014, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s final approval of the settlement of the Consolidated Securities Class Action.

LIBOR, Other Reference Rate and Foreign Exchange (FX) Inquiries and Litigation

Certain regulatory and government authorities in North America, Europe and Asia are conducting investigations and making inquiries of a significant number of FX market participants, including the Corporation, regarding FX market participants' conduct and systems and controls over multiple years. The Corporation is cooperating with these investigations and inquiries, some of which are likely to lead to regulatory or legal proceedings and expose the Corporation to material penalties, fines or losses, and could adversely affect its reputation. In particular, in late October, the Corporation received formal draft documents from certain U.S. banking regulators concerning the imposition of mandatory remedial measures and penalties associated with the Corporation's FX business and its systems and controls. The Corporation is in separate advanced discussions to resolve the regulatory matters of concern to each of these U.S. banking regulators involving the Corporation's FX business and its systems and controls. There can be no assurances that these discussions will lead to a resolution of these matters, or of the amounts for and time frames within which such resolution might be obtained.

Mortgage-backed Securities Litigation and Other Government Mortgage Origination Investigations

Civil RMBS Matters Filed by the DoJ and the SEC

The actions filed by the U.S. Department of Justice (DoJ) and the SEC in the U.S. District Court for the Western District of North Carolina were resolved by the settlement with the DoJ. For more information on the settlement with the DoJ, see Regulatory and Governmental Investigations below.

Federal Home Loan Bank Litigation

On October 15, 2014, in Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., the California Superior Court, San Francisco County, denied the parties' cross-motions for summary judgment on statute of limitations as to the two Countrywide trusts that are part of a "bellwether" trial scheduled to begin in January 2015.

Regulatory and Governmental Investigations

On August 20, 2014, the Corporation entered into a comprehensive settlement with the DoJ, certain federal agencies and six states (the DoJ Settlement). The settlement includes releases of the securitization, origination, sale and other specified conduct relating to RMBS and CDOs, and an origination release on residential mortgage loans sold to government-sponsored enterprises (GSEs) and private-label RMBS trusts, or guaranteed by the Federal Housing Authority (FHA). The claims relate primarily to conduct that occurred at Countrywide and Merrill Lynch prior to Bank of America's acquisition of those entities. Bank of America and its subsidiaries agreed to pay a total of $9.65 billion in cash and provide $7.0 billion worth of consumer relief. The cash portion consists of a $5.02 billion civil monetary penalty and $4.63 billion in compensatory remediation payments, of which $9.16 billion was paid in October 2014 with the balance expected to be paid in November 2014.

The DoJ Settlement resolves certain actual and potential civil claims by the DoJ, the SEC and State Attorneys General from California, Delaware, Illinois, Kentucky, Maryland and New York (State AGs), all of which are members of the RMBS Working Group of the Financial Fraud Enforcement Task Force; the FHA; and the Government National Mortgage Association (GNMA), as well as all pending RMBS claims against Bank of America entities brought by the Federal Deposit Insurance Corporation (FDIC).

Mortgage Repurchase Litigation

U.S. Bank Litigation

On August 29, 2014, U.S. Bank National Association, solely in its capacity as Trustee for seven securitization trusts (the "Trusts"), served seven summonses with notice commencing potential actions against First Franklin Financial Corporation, Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc., and Ownit Mortgage Solutions Inc. in New York Supreme Court. The summonses indicate that defendants may be subject to breach of contract claims alleging that they breached representations and warranties related to loans securitized in the Trusts. The summonses allege that defendants failed to repurchase breaching mortgage loans from the Trusts. The summonses seek specific performance of defendants’ alleged obligation to repurchase breaching loans, declaratory judgment, compensatory, rescissory, and other damages, and indemnity. Defendants have until January 6, 2015 to demand complaints.

Ocala Litigation

FDIC Action

The actions pending in the U.S. District Court for the District of Columbia entitled Bank of America, National Association as indenture trustee, custodian and collateral agent for Ocala Funding, LLC v. Federal Deposit Insurance Corporation and Bank of America, N.A. v. Federal Deposit Insurance Corporation were resolved by the DoJ Settlement.

The actions pending in the U.S. District Court for the Southern District of New York entitled BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A. remain pending.

O'Donnell Litigation

On July 30, 2014, the court imposed a civil penalty of $1.3 billion on BANA. The Corporation has filed motions for a new trial and will appeal the verdict and judgment if those motions are denied.

Takefuji Litigation

In April 2010, Takefuji Corporation (Takefuji) filed a claim against Merrill Lynch International and Merrill Lynch Japan Securities in Tokyo District Court. The claim concerns Takefuji's purchase in 2007 of credit-linked notes structured and sold by defendants that resulted in a loss to Takefuji of approximately JPY29.0 billion (approximately $270 million) following an event of default. Takefuji alleges that defendants failed to meet certain disclosure obligations concerning the notes.

On July 19, 2013, the District Court issued a judgment in defendants' favor, a decision that Takefuji subsequently appealed to the Tokyo High Court. On August 27, 2014, the Tokyo High Court vacated the decision of the District Court and issued a judgment awarding Takefuji JPY14.5 billion (approximately $135 million) in damages, plus interest at a rate of five percent from March 18, 2008. On September 10, 2014, defendants filed an appeal with the Japanese Supreme Court.

NOTE 11 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock in 2014 and through November 6, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 23, 2014	December 5, 2014	December 26, 2014	$0.05
August 6, 2014	September 5, 2014	September 26, 2014	0.05
June 18, 2014	June 24, 2014	June 30, 2014	0.01
February 11, 2014	March 7, 2014	March 28, 2014	0.01

During the three months ended September 30, 2014, the Corporation did not repurchase any common stock. During the three months ended June 30, 2014, prior to the suspension of the 2014 common stock repurchase program, the Corporation repurchased and retired 14.4 million shares of common stock, which reduced shareholders' equity by $233 million. During the three months ended March 31, 2014, under the 2013 common stock repurchase program, the Corporation repurchased and retired 86.7 million shares of common stock, which reduced shareholders' equity by $1.4 billion.

During the nine months ended September 30, 2014, in connection with employee stock plans, the Corporation issued approximately 41 million shares and repurchased approximately 16 million shares of its common stock to satisfy tax withholding obligations. At September 30, 2014, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 18, 2018. These warrants were originally issued in connection with preferred stock issuances to the U.S. Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The terms of the warrants expiring on January 16, 2019 include a provision that requires an adjustment to the exercise price when the Corporation declares quarterly dividends at a level greater than $0.01 per common share. As a result of the Corporation's third-quarter 2014 dividend of $0.05 per common share paid on September 26, 2014, the exercise price of the warrants expiring on January 16, 2019 was adjusted from $13.30 to $13.27. The exercise price of these warrants is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the shareholder for dilution resulting from an increased dividend, including as a result of the declaration of a quarterly common stock dividend of $0.05 per common share payable on December 26, 2014 to shareholders of record on December 5, 2014. The warrants expiring on October 18, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.

Preferred Stock

During the three months ended March 31, 2014, June 30, 2014 and September 30, 2014, the cash dividends declared on preferred stock were $238 million, $256 million and $238 million, or a total of $732 million for the nine months ended September 30, 2014.

On September 5, 2014, the Corporation issued 80,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series X for $2.0 billion. Dividends are paid semi-annually commencing on March 5, 2015. On September 9, 2014, the Corporation issued 44,000 shares of its 6.625% Non-Cumulative Preferred Stock, Series W for $1.1 billion. Dividends are paid quarterly commencing on December 9, 2014. In addition, on October 23, 2014, the Corporation issued 56,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series Z for $1.4 billion. Dividends are paid semi-annually commencing on April 23, 2015. Series W, X, and Z preferred stock have a liquidation preference of $25,000 per share and are subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.

Restricted Stock Units

During the nine months ended September 30, 2014, the Corporation granted 133 million restricted stock unit (RSU) awards to certain employees under the Key Associate Stock Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2014 and 2013.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2012	$4,443	$462	$(2,869)	$(4,456)	$(377)	$(2,797)
Net change	(5,303)	(467)	365	1,513	(134)	(4,026)
Balance, September 30, 2013	$(860)	$(5)	$(2,504)	$(2,943)	$(511)	$(6,823)

Balance, December 31, 2013	$(3,257)	$(4)	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	2,601	(1)	411	64	(133)	2,942
Balance, September 30, 2014	$(656)	$(5)	$(1,866)	$(2,343)	$(645)	$(5,515)

(1)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the nine months ended September 30, 2014 and 2013.

Changes in OCI Components Before- and After-tax
	Nine Months Ended September 30
	2014			2013
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net increase (decrease) in fair value	$5,322	$(1,990)	$3,332	$(7,573)	$2,813	$(4,760)
Net realized gains reclassified into earnings	(1,179)	448	(731)	(861)	318	(543)
Net change	4,143	(1,542)	2,601	(8,434)	3,131	(5,303)
Available-for-sale marketable equity securities:
Net increase (decrease) in fair value	(1)	—	(1)	28	(10)	18
Net realized gains reclassified into earnings	—	—	—	(765)	280	(485)
Net change	(1)	—	(1)	(737)	270	(467)
Derivatives:
Net increase (decrease) in fair value	106	(20)	86	(3)	—	(3)
Net realized losses reclassified into earnings	521	(196)	325	584	(216)	368
Net change	627	(216)	411	581	(216)	365
Employee benefit plans:
Net increase in fair value	—	—	—	2,138	(795)	1,343
Net realized losses reclassified into earnings	37	(14)	23	204	(68)	136
Settlements, curtailments and other	—	41	41	46	(12)	34
Net change	37	27	64	2,388	(875)	1,513
Foreign currency:
Net decrease in fair value	258	(390)	(132)	214	(347)	(133)
Net realized gains reclassified into earnings	(2)	1	(1)	31	(32)	(1)
Net change	256	(389)	(133)	245	(379)	(134)
Total other comprehensive income (loss)	$5,062	$(2,120)	$2,942	$(5,957)	$1,931	$(4,026)

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the nine months ended September 30, 2014 and 2013.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Nine Months Ended September 30
Accumulated OCI Components	Income Statement Line Item Impacted	2014	2013
Available-for-sale debt securities:
	Gains on sales of debt securities	$1,191	$881
	Other income (loss)	(12)	(20)
	Income before income taxes	1,179	861
	Income tax expense	448	318
	Reclassification to net income	731	543
Available-for-sale marketable equity securities:
	Equity investment income	—	765
	Income before income taxes	—	765
	Income tax expense	—	280
	Reclassification to net income	—	485
Derivatives:
Interest rate contracts	Net interest income	(831)	(818)
Commodity contracts	Trading account profits	—	(1)
Interest rate contracts	Other income	—	18
Equity compensation contracts	Personnel	310	217
	Loss before income taxes	(521)	(584)
	Income tax benefit	(196)	(216)
	Reclassification to net income	(325)	(368)
Employee benefit plans:
Prior service costs, net actuarial losses and other	Personnel	(37)	(204)
	Loss before income taxes	(37)	(204)
	Income tax benefit	(14)	(68)
	Reclassification to net income	(23)	(136)
Foreign currency:
Insignificant items	Other income (loss)	2	(31)
	Income (loss) before income taxes	2	(31)
	Income tax expense (benefit)	1	(32)
	Reclassification to net income	1	1
Total reclassification adjustments		$384	$525

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2014 and 2013 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2013 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2014	2013	2014	2013
Earnings (loss) per common share
Net income (loss)	$(232)	$2,497	$1,783	$7,992
Preferred stock dividends	(238)	(279)	(732)	(1,093)
Net income (loss) applicable to common shareholders	$(470)	$2,218	$1,051	$6,899
Dividends and undistributed earnings allocated to participating securities	—	(1)	—	(2)
Net income (loss) allocated to common shareholders	$(470)	$2,217	$1,051	$6,897
Average common shares issued and outstanding	10,515,790	10,718,918	10,531,688	10,764,216
Earnings (loss) per common share	$(0.04)	$0.21	$0.10	$0.64

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$(470)	$2,218	$1,051	$6,899
Add preferred stock dividends due to assumed conversions	—	75	—	225
Dividends and undistributed earnings allocated to participating securities	—	(1)	—	(2)
Net income (loss) allocated to common shareholders	$(470)	$2,292	$1,051	$7,122
Average common shares issued and outstanding	10,515,790	10,718,918	10,531,688	10,764,216
Dilutive potential common shares (1)	—	763,308	56,153	759,433
Total diluted average common shares issued and outstanding	10,515,790	11,482,226	10,587,841	11,523,649
Diluted earnings (loss) per common share	$(0.04)	$0.20	$0.10	$0.62

(1)
Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants. There were no potential common shares that are dilutive for the three months ended September 30, 2014 because of the net loss applicable to common shareholders.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three and nine months ended September 30, 2014, the 700 million average dilutive potential common shares associated with the Series T Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three and nine months ended September 30, 2013, the 700 million average dilutive potential common shares were included in the diluted share count under the "if-converted" method.

For both the three and nine months ended September 30, 2014 and 2013, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three and nine months ended September 30, 2014, average options to purchase 88 million and 92 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 123 million and 127 million for the same periods in 2013. For the three and nine months ended September 30, 2014, average warrants to purchase 272 million shares and 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the nine months ended September 30, 2014, average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation using the treasury stock method. For the three and nine months ended September 30, 2013, average warrants to purchase 263 million and 272 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method.

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

During the nine months ended September 30, 2014, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at September 30, 2014 and December 31, 2013, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$63,514	$—	$—	$63,514
Trading account assets:
U.S. government and agency securities (3)	22,775	17,845	87	—	40,707
Corporate securities, trading loans and other	1,065	33,381	3,039	—	37,485
Equity securities	38,023	21,100	357	—	59,480
Non-U.S. sovereign debt	24,038	12,655	594	—	37,287
Mortgage trading loans and ABS	—	11,640	1,890	—	13,530
Total trading account assets	85,901	96,621	5,967	—	188,489
Derivative assets (4)	5,157	843,982	6,947	(806,993)	49,093
AFS debt securities:
U.S. Treasury and agency securities	55,235	2,238	—	—	57,473
Mortgage-backed securities:
Agency	—	159,161	—	—	159,161
Agency-collateralized mortgage obligations	—	14,252	—	—	14,252
Non-agency residential	—	4,704	10	—	4,714
Commercial	—	2,726	—	—	2,726
Non-U.S. securities	3,467	2,993	190	—	6,650
Corporate/Agency bonds	—	601	93	—	694
Other taxable securities	20	9,998	2,056	—	12,074
Tax-exempt securities	—	8,482	614	—	9,096
Total AFS debt securities	58,722	205,155	2,963	—	266,840
Other debt securities carried at fair value:
U.S. Treasury and agency securities	3,180	—	—	—	3,180
Mortgage-backed securities:
Agency	—	15,711	—	—	15,711
Non-agency residential	—	3,717	—	—	3,717
Commercial	—	787	—	—	787
Non-U.S. securities	15,533	1,872	—	—	17,405
Other taxable securities	—	309	—	—	309
Total other debt securities carried at fair value	18,713	22,396	—	—	41,109
Loans and leases	—	6,141	2,042	—	8,183
Mortgage servicing rights	—	—	4,243	—	4,243
Loans held-for-sale	—	5,282	173	—	5,455
Other assets	9,873	1,922	931	—	12,726
Total assets	$178,366	$1,245,013	$23,266	$(806,993)	$639,652
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,520	$—	$—	$1,520
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	30,304	—	—	30,304
Trading account liabilities:
U.S. government and agency securities	21,563	208	—	—	21,771
Equity securities	24,728	2,699	—	—	27,427
Non-U.S. sovereign debt	18,385	1,704	—	—	20,089
Corporate securities and other	930	6,621	26	—	7,577
Mortgage trading loans and ABS	—	3	—	—	3
Total trading account liabilities	65,606	11,235	26	—	76,867
Derivative liabilities (4)	5,043	835,381	7,480	(803,666)	44,238
Short-term borrowings	—	2,418	—	—	2,418
Accrued expenses and other liabilities	9,850	1,117	8	—	10,975
Long-term debt	—	37,699	2,349	—	40,048
Total liabilities	$80,499	$919,674	$9,863	$(803,666)	$206,370

(1)
During the nine months ended September 30, 2014, approximately $3.3 billion of assets were transferred from Level 1 to Level 2 as a result of additional information related to U.S. government and agency securities and non-U.S. government securities.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Includes $17.6 billion of government-sponsored enterprise obligations.

(4)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

	December 31, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$75,614	$—	$—	$75,614
Trading account assets:
U.S. government and agency securities (3)	34,222	14,625	—	—	48,847
Corporate securities, trading loans and other	1,147	27,746	3,559	—	32,452
Equity securities	41,324	22,741	386	—	64,451
Non-U.S. sovereign debt	24,357	12,399	468	—	37,224
Mortgage trading loans and ABS	—	13,388	4,631	—	18,019
Total trading account assets	101,050	90,899	9,044	—	200,993
Derivative assets (4)	2,374	910,602	7,277	(872,758)	47,495
AFS debt securities:
U.S. Treasury and agency securities	6,591	2,363	—	—	8,954
Mortgage-backed securities:
Agency	—	164,935	—	—	164,935
Agency-collateralized mortgage obligations	—	22,492	—	—	22,492
Non-agency residential	—	6,239	—	—	6,239
Commercial	—	2,480	—	—	2,480
Non-U.S. securities	3,698	3,415	107	—	7,220
Corporate/Agency bonds	—	873	—	—	873
Other taxable securities	20	12,963	3,847	—	16,830
Tax-exempt securities	—	5,122	806	—	5,928
Total AFS debt securities	10,309	220,882	4,760	—	235,951
Other debt securities carried at fair value:
U.S. Treasury and agency securities	4,062	—	—	—	4,062
Mortgage-backed securities:
Agency	—	16,500	—	—	16,500
Agency-collateralized mortgage obligations	—	218	—	—	218
Commercial	—	749	—	—	749
Non-U.S. securities	7,457	3,858	—	—	11,315
Total other debt securities carried at fair value	11,519	21,325	—	—	32,844
Loans and leases	—	6,985	3,057	—	10,042
Mortgage servicing rights	—	—	5,042	—	5,042
Loans held-for-sale	—	5,727	929	—	6,656
Other assets	14,474	1,912	1,669	—	18,055
Total assets	$139,726	$1,333,946	$31,778	$(872,758)	$632,692
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,899	$—	$—	$1,899
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	33,684	—	—	33,684
Trading account liabilities:
U.S. government and agency securities	26,915	348	—	—	27,263
Equity securities	23,874	3,711	—	—	27,585
Non-U.S. sovereign debt	20,755	1,387	—	—	22,142
Corporate securities and other	518	5,926	35	—	6,479
Total trading account liabilities	72,062	11,372	35	—	83,469
Derivative liabilities (4)	1,968	897,107	7,301	(868,969)	37,407
Short-term borrowings	—	1,520	—	—	1,520
Accrued expenses and other liabilities	10,130	1,093	10	—	11,233
Long-term debt	—	45,045	1,990	—	47,035
Total liabilities	$84,160	$991,720	$9,336	$(868,969)	$216,247

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2014 and 2013, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2014
				Gross
(Dollars in millions)	Balance July 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2014
Trading account assets:
U.S. government and agency securities	$—	$—	$—	$87	$—	$—	$—	$—	$—	$87
Corporate securities, trading loans and other	2,772	50	—	451	(252)	—	(191)	532	(323)	3,039
Equity securities	356	2	—	49	(31)	—	(15)	56	(60)	357
Non-U.S. sovereign debt	640	(28)	—	21	(28)	—	(11)	—	—	594
Mortgage trading loans and ABS	4,311	21	—	384	(270)	—	(63)	25	(2,518)	1,890
Total trading account assets	8,079	45	—	992	(581)	—	(280)	613	(2,901)	5,967
Net derivative assets (2)	(796)	241	—	339	(372)	—	115	(138)	78	(533)
AFS debt securities:
Non-agency residential MBS	—	(1)	—	11	—	—	—	—	—	10
Non-U.S. securities	—	—	(11)	228	—	—	(27)	—	—	190
Corporate/Agency bonds	—	—	—	—	—	—	—	93	—	93
Other taxable securities	3,266	1	—	—	—	—	(257)	—	(954)	2,056
Tax-exempt securities	735	5	(3)	—	(16)	—	(142)	35	—	614
Total AFS debt securities	4,001	5	(14)	239	(16)	—	(426)	128	(954)	2,963
Loans and leases (3, 4)	3,018	12	—	—	—	10	(757)	7	(248)	2,042
Mortgage servicing rights (4)	4,368	(95)	—	—	(1)	203	(232)	—	—	4,243
Loans held-for-sale (3)	110	(14)	—	29	(11)	—	(1)	67	(7)	173
Other assets (5)	972	15	—	—	(39)	—	(7)	3	(13)	931
Trading account liabilities – Corporate securities and other	(27)	—	—	1	—	—	—	—	—	(26)
Accrued expenses and other liabilities (3)	(8)	—	—	—	—	—	—	—	—	(8)
Long-term debt (3)	(2,416)	123	—	50	—	(445)	168	(379)	550	(2,349)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.

During the three months ended September 30, 2014, the transfers into Level 3 included $613 million of trading account assets, $138 million of net derivative assets, $128 million of AFS debt securities and $379 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability related to equity derivatives. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability related to municipal auction rate securities. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended September 30, 2014, the transfers out of Level 3 included $2.9 billion of trading account assets, $954 million of AFS debt securities, $248 million of loans and leases and $550 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability on certain CLOs. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability on certain CLOs. Transfers out of Level 3 for loans and leases were primarily due to increased price observability. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2013
				Gross
(Dollars in millions)	Balance July 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2013
Trading account assets:
Corporate securities, trading loans and other	$2,763	$133	$—	$2,002	$(892)	$22	$(205)	$187	$(230)	$3,780
Equity securities	464	4	—	20	(16)	—	(100)	8	(42)	338
Non-U.S. sovereign debt	401	11	—	3	(14)	—	(10)	—	(3)	388
Mortgage trading loans and ABS	4,685	(7)	—	350	(443)	—	(74)	13	(4)	4,520
Total trading account assets	8,313	141	—	2,375	(1,365)	22	(389)	208	(279)	9,026
Net derivative assets (2)	1,173	(499)	—	126	(102)	—	(147)	116	101	768
AFS debt securities:
Non-U.S securities	—	5	—	—	—	—	—	100	—	105
Corporate/Agency bonds	8	—	—	—	—	—	—	—	—	8
Other taxable securities	4,157	2	(2)	215	—	—	(359)	—	—	4,013
Tax-exempt securities	877	2	1	—	—	—	(63)	—	—	817
Total AFS debt securities	5,042	9	(1)	215	—	—	(422)	100	—	4,943
Loans and leases (3, 4)	1,901	(20)	—	—	—	1,247	(119)	12	(5)	3,016
Mortgage servicing rights (4)	5,827	71	—	—	(729)	129	(240)	—	—	5,058
Loans held-for-sale (3)	2,153	40	—	—	—	3	(1,283)	—	—	913
Other assets (5)	1,700	3	—	1	(35)	—	(30)	239	—	1,878
Trading account liabilities – Corporate securities and other	(55)	1	—	6	(9)	—	—	—	8	(49)
Accrued expenses and other liabilities (3)	(230)	8	—	—	—	—	189	—	2	(31)
Long-term debt (3)	(1,890)	(62)	—	47	—	(47)	46	(485)	328	(2,063)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.5 billion and derivative liabilities of $6.8 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

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

Level 3 – Fair Value Measurements (1)
	Nine Months Ended September 30, 2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2014
Trading account assets:
U.S. government and agency securities	$—	$—	$—	$87	$—	$—	$—	$—	$—	$87
Corporate securities, trading loans and other	3,559	213	—	1,129	(693)	—	(700)	929	(1,398)	3,039
Equity securities	386	14	—	95	(64)	—	(15)	72	(131)	357
Non-U.S. sovereign debt	468	59	—	120	(34)	—	(17)	—	(2)	594
Mortgage trading loans and ABS	4,631	222	—	1,203	(1,084)	—	(524)	25	(2,583)	1,890
Total trading account assets	9,044	508	—	2,634	(1,875)	—	(1,256)	1,026	(4,114)	5,967
Net derivative assets (2)	(24)	44	—	653	(1,356)	—	(131)	(97)	378	(533)
AFS debt securities:
Non-agency residential MBS	—	(1)	—	11	—	—	—	—	—	10
Non-U.S. securities	107	—	(11)	228	—	—	(134)	—	—	190
Corporate/Agency bonds	—	—	—	—	—	—	—	93	—	93
Other taxable securities	3,847	9	(5)	133	—	—	(974)	—	(954)	2,056
Tax-exempt securities	806	8	1	—	(16)	—	(221)	36	—	614
Total AFS debt securities	4,760	16	(15)	372	(16)	—	(1,329)	129	(954)	2,963
Loans and leases (3, 4)	3,057	71	—	—	(3)	699	(1,538)	20	(264)	2,042
Mortgage servicing rights (4)	5,042	(634)	—	—	(47)	581	(699)	—	—	4,243
Loans held-for-sale (3)	929	57	—	53	(725)	—	(213)	81	(9)	173
Other assets (5)	1,669	(71)	—	—	(420)	—	(237)	3	(13)	931
Trading account liabilities – Corporate securities and other	(35)	1	—	13	(7)	—	—	—	2	(26)
Accrued expenses and other liabilities (3)	(10)	1	—	—	—	—	—	—	1	(8)
Long-term debt (3)	(1,990)	4	—	153	—	(496)	404	(1,199)	775	(2,349)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.

During the nine months ended September 30, 2014, the transfers into Level 3 included $1.0 billion of trading account assets, $129 million of AFS debt securities and $1.2 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability related to municipal auction rate securities. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the nine months ended September 30, 2014, the transfers out of Level 3 included $4.1 billion of trading account assets, $378 million of net derivative assets, $954 million of AFS debt securities, $264 million of loans and leases and $775 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability on certain CLOs. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability for certain equity derivatives. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability on certain CLOs. Transfers out of Level 3 for loans and leases were primarily due to increased price observability. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

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

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and nine months ended September 30, 2014 and 2013. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$50	$—	$—	$50
Equity securities	2	—	—	2
Non-U.S. sovereign debt	(28)	—	—	(28)
Mortgage trading loans and ABS	21	—	—	21
Total trading account assets	45	—	—	45
Net derivative assets	72	169	—	241
AFS debt securities:
Non-agency residential MBS	—	—	(1)	(1)
Other taxable securities	—	—	1	1
Tax-exempt securities	—	—	5	5
Total AFS debt securities	—	—	5	5
Loans and leases (3)	—	—	12	12
Mortgage servicing rights	(9)	(86)	—	(95)
Loans held-for-sale (3)	(2)	—	(12)	(14)
Other assets	—	16	(1)	15
Long-term debt (3)	96	—	27	123
Total	$202	$99	$31	$332

	Three Months Ended September 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$133	$—	$—	$133
Equity securities	4	—	—	4
Non-U.S. sovereign debt	11	—	—	11
Mortgage trading loans and ABS	(7)	—	—	(7)
Total trading account assets	141	—	—	141
Net derivative assets	(727)	228	—	(499)
AFS debt securities:
Non-U.S. securities	—	—	5	5
Other taxable securities	—	—	2	2
Tax-exempt securities	—	—	2	2
Total AFS debt securities	—	—	9	9
Loans and leases (3)	—	(38)	18	(20)
Mortgage servicing rights	—	71	—	71
Loans held-for-sale (3)	—	—	40	40
Other assets	—	—	3	3
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	8	—	8
Long-term debt (3)	(31)	—	(31)	(62)
Total	$(616)	$269	$39	$(308)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $1 million and $16 million recorded on other assets were also included for the three months ended September 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$213	$—	$—	$213
Equity securities	14	—	—	14
Non-U.S. sovereign debt	59	—	—	59
Mortgage trading loans and ABS	222	—	—	222
Total trading account assets	508	—	—	508
Net derivative assets	(523)	567	—	44
AFS debt securities:
Non-agency residential MBS	—	—	(1)	(1)
Other taxable securities	—	—	9	9
Tax-exempt securities	—	—	8	8
Total AFS debt securities	—	—	16	16
Loans and leases (3)	—	—	71	71
Mortgage servicing rights	3	(637)	—	(634)
Loans held-for-sale (3)	(2)	—	59	57
Other assets	—	(49)	(22)	(71)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	—	1	1
Long-term debt (3)	32	—	(28)	4
Total	$19	$(119)	$97	$(3)

	Nine Months Ended September 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$256	$—	$—	$256
Equity securities	54	—	—	54
Non-U.S. sovereign debt	56	—	—	56
Mortgage trading loans and ABS	165	—	—	165
Total trading account assets	531	—	—	531
Net derivative assets	(581)	767	—	186
AFS debt securities:
Non-U.S. securities	—	—	5	5
Other taxable securities	—	—	5	5
Tax-exempt securities	—	—	3	3
Total AFS debt securities	—	—	13	13
Loans and leases (3)	—	(38)	118	80
Mortgage servicing rights	—	1,531	—	1,531
Loans held-for-sale (3)	—	2	18	20
Other assets	—	124	(448)	(324)
Trading account liabilities – Corporate securities and other	7	—	—	7
Accrued expenses and other liabilities (3)	—	30	—	30
Long-term debt (3)	49	—	(8)	41
Total	$6	$2,416	$(307)	$2,115

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment losses of $20 million and gains of $52 million recorded on other assets were also included for the nine months ended September 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and nine months ended September 30, 2014 and 2013 for Level 3 assets and liabilities that were still held at September 30, 2014 and 2013. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$14	$—	$—	$14
Equity securities	12	—	—	12
Non-U.S. sovereign debt	(28)	—	—	(28)
Mortgage trading loans and ABS	(14)	—	—	(14)
Total trading account assets	(16)	—	—	(16)
Net derivative assets	36	59	—	95
Loans and leases (3)	—	—	10	10
Mortgage servicing rights	(9)	(195)	—	(204)
Loans held-for-sale (3)	(2)	—	1	(1)
Other assets	—	22	1	23
Long-term debt (3)	96	—	27	123
Total	$105	$(114)	$39	$30

	Three Months Ended September 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$(6)	$—	$—	$(6)
Equity securities	4	—	—	4
Non-U.S. sovereign debt	5	—	—	5
Mortgage trading loans and ABS	(55)	—	—	(55)
Total trading account assets	(52)	—	—	(52)
Net derivative assets	(754)	91	—	(663)
Loans and leases (3)	—	(35)	27	(8)
Mortgage servicing rights	—	(14)	—	(14)
Loans held-for-sale (3)	—	—	35	35
Other assets	—	11	4	15
Long-term debt (3)	(31)	—	(31)	(62)
Total	$(837)	$53	$35	$(749)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $5 million and $17 million recorded on other assets were also included for the three months ended September 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$165	$—	$—	$165
Equity securities	17	—	—	17
Non-U.S. sovereign debt	74	—	—	74
Mortgage trading loans and ABS	130	—	—	130
Total trading account assets	386	—	—	386
Net derivative assets	(464)	61	—	(403)
Loans and leases (3)	—	—	69	69
Mortgage servicing rights	3	(1,071)	—	(1,068)
Loans held-for-sale (3)	9	—	9	18
Other assets	—	(28)	36	8
Trading account liabilities – Corporate securities and other	1	—	—	1
Long-term debt (3)	30	—	(36)	(6)
Total	$(35)	$(1,038)	$78	$(995)

	Nine Months Ended September 30, 2013
Trading account assets:
Corporate securities, trading loans and other	$48	$—	$—	$48
Equity securities	26	—	—	26
Non-U.S. sovereign debt	70	—	—	70
Mortgage trading loans and ABS	5	—	—	5
Total trading account assets	149	—	—	149
Net derivative assets	(853)	92	—	(761)
Loans and leases (3)	—	(35)	133	98
Mortgage servicing rights	—	1,276	—	1,276
Loans held-for-sale (3)	—	6	25	31
Other assets	—	159	(28)	131
Long-term debt (3)	6	—	(9)	(3)
Total	$(698)	$1,498	$121	$921

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $37 million and $23 million recorded on other assets were also included for the nine months ended September 30, 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at September 30, 2014 and December 31, 2013.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,534	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	348		Prepayment speed	0% to 35% CPR	13%
Loans and leases	2,013		Default rate	1% to 15% CDR	7%
Loans held-for-sale	173		Loss severity	19% to 100%	30%
Commercial loans, debt securities and other	$6,668	Discounted cash flow, Market comparables	Yield	0% to 79%	9%
Trading account assets – Corporate securities, trading loans and other	2,943		Enterprise value/EBITDA multiple	1x to 20x	7x
Trading account assets – Non-U.S. sovereign debt	594		Prepayment speed	5% to 40%	17%
Trading account assets – Mortgage trading loans and ABS	1,542		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	1,560		Loss severity	25% to 40%	37%
Loans and leases	29		Duration	0 years to 5 years	3 years
			Price	$0 to $105	$70
Auction rate securities	$1,206	Discounted cash flow, Market comparables	Price	$60 to $100	$96
Trading account assets – Corporate securities, trading loans and other	96
AFS debt securities – Other taxable securities	496
AFS debt securities – Tax-exempt securities	614
Structured liabilities
Long-term debt	$(2,349)	Industry standard derivative pricing (2, 3)	Equity correlation	17% to 98%	64%
			Long-dated equity volatilities	5% to 68%	25%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivatives assets
Credit derivatives	$126	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 25%	11%
			Upfront points	1 points to 100 points	66 points
			Spread to index	25 bps to 475 bps	159 bps
			Credit correlation	23% to 99%	52%
			Prepayment speed	0% to 20% CPR	10%
			Default rate	4% CDR	n/a
			Loss severity	35%	n/a
Equity derivatives	$(1,377)	Industry standard derivative pricing (2)	Equity correlation	17% to 98%	64%
			Long-dated equity volatilities	5% to 68%	25%
Commodity derivatives	$8	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$3/MMBtu to $8/MMBtu	$5/MMBtu
			Correlation	67% to 93%	87%
			Volatilities	11% to 98%	37%
Interest rate derivatives	$710	Industry standard derivative pricing (3)	Correlation (IR/IR)	14% to 99%	48%
			Correlation (FX/IR)	-30% to 40%	-6%
			Long-dated inflation rates	0% to 3%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(533)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 223: Trading account assets – Corporate securities, trading loans and other of $3.0 billion, Trading account assets – Non-U.S. sovereign debt of $594 million, Trading account assets – Mortgage trading loans and ABS of $1.9 billion, AFS debt securities – Other taxable securities of $2.1 billion, AFS debt securities – Tax-exempt securities of $614 million, Loans and leases of $2.0 billion and LHFS of $173 million.

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

In addition to the instruments in the tables above, the Corporation held $340 million and $767 million of instruments at September 30, 2014 and December 31, 2013 consisting primarily of certain direct private equity investments and private equity funds that were classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

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

The level of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At September 30, 2014 and December 31, 2013, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.
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

For auction rate securities, a significant increase in price and/or projected tender price/refinancing levels would result in a significantly higher fair value.

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

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three and nine months ended September 30, 2014 and 2013, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis
	September 30, 2014		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$197	$32	$(17)	$(6)
Loans and leases	9	4,298	(286)	(671)
Foreclosed properties (1)	—	1,145	(21)	(34)
Other assets	24	—	(1)	(2)

	September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Assets
Loans held-for-sale	$4,266	$274	$1	$(66)
Loans and leases	23	5,114	(281)	(985)
Foreclosed properties (1)	17	1,293	(31)	(37)
Other assets	78	10	(7)	(15)

(1)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value of, and related losses on, foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at September 30, 2014 and December 31, 2013.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
	September 30, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$4,298	Market comparables	OREO discount	0% to 28%	8%
Loans and leases	4,298		Cost to sell	8%	n/a

	December 31, 2013
Instruments backed by residential real estate assets	$5,240	Market comparables	OREO discount	0% to 19%	8%
Loans and leases	5,240		Cost to sell	8%	n/a
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

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2014 and December 31, 2013.

Fair Value Option Elections
	September 30, 2014			December 31, 2013
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets (1)	$3,735	$6,514	$(2,779)	$2,406	$4,541	$(2,135)
Trading inventory – other	5,639	n/a	n/a	5,475	n/a	n/a
Consumer and commercial loans	8,183	8,427	(244)	10,042	10,423	(381)
Loans held-for-sale	5,455	5,512	(57)	6,656	6,996	(340)
Securities financing agreements	93,818	93,232	586	109,298	109,032	266
Other assets	255	270	(15)	278	270	8
Long-term deposits	1,520	1,429	91	1,899	1,797	102
Unfunded loan commitments	322	n/a	n/a	354	n/a	n/a
Short-term borrowings	2,418	2,418	—	1,520	1,520	—
Long-term debt (2)	40,048	40,513	(465)	47,035	46,669	366

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $39.0 billion and contractual principal outstanding of $39.4 billion at September 30, 2014 compared to $40.7 billion and $39.7 billion at December 31, 2013.

n/a = not applicable

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013. Of the changes in fair value for LHFS, losses of $3 million and gains $46 million were attributable to changes in borrower-specific credit risk for the three and nine months ended September 30, 2014 compared to gains of $52 million and $119 million for the same periods in 2013. Of the changes in fair value for loans, gains of $1 million and $80 million were attributable to changes in borrower-specific credit risk for the three and nine months ended September 30, 2014 compared to losses of $13 million and gains of $111 million for the same periods in 2013. Of the changes in fair value for loans reported as trading account assets, gains of $30 million and $31 million were attributable to changes in borrower-specific credit risk for the three and nine months ended September 30, 2014 and 2013 compared to gains of $36 million and $55 million for the same periods in 2013.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended September 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$(89)	$—	$—	$(89)
Trading inventory – other (1)	82	—	—	82
Consumer and commercial loans	(62)	—	5	(57)
Loans held-for-sale (2)	(32)	119	(16)	71
Securities financing agreements	(40)	—	—	(40)
Long-term deposits	13	—	3	16
Unfunded loan commitments	—	—	6	6
Short-term borrowings	(2)	—	—	(2)
Long-term debt (3)	725	—	137	862
Total	$595	$119	$135	$849

	Three Months Ended September 30, 2013
Loans reported as trading account assets	$46	$—	$—	$46
Trading inventory – other (1)	150	—	—	150
Consumer and commercial loans	1	(38)	30	(7)
Loans held-for-sale (2)	5	174	79	258
Securities financing agreements	(23)	—	—	(23)
Other assets	—	—	(47)	(47)
Long-term deposits	(6)	—	13	7
Asset-backed secured financings	—	(20)	—	(20)
Unfunded loan commitments	—	—	76	76
Short-term borrowings	(1)	—	—	(1)
Accrued expenses and other liabilities	—	9	—	9
Long-term debt (3)	(191)	—	(152)	(343)
Total	$(19)	$125	$(1)	$105

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

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

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Nine Months Ended September 30, 2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$(41)	$—	$—	$(41)
Trading inventory – other (1)	(208)	—	—	(208)
Consumer and commercial loans	(44)	—	110	66
Loans held-for-sale (2)	(36)	555	54	573
Securities financing agreements	(75)	—	—	(75)
Long-term deposits	24	—	(9)	15
Unfunded loan commitments	—	—	20	20
Short-term borrowings	52	—	—	52
Long-term debt (3)	98	—	402	500
Total	$(230)	$555	$577	$902

	Nine Months Ended September 30, 2013
Loans reported as trading account assets	$85	$—	$—	$85
Trading inventory – other (1)	649	—	—	649
Consumer and commercial loans	2	(38)	182	146
Loans held-for-sale (2)	(2)	685	38	721
Securities financing agreements	(39)	—	—	(39)
Other assets	—	—	(86)	(86)
Long-term deposits	30	—	67	97
Asset-backed secured financings	—	(71)	—	(71)
Unfunded loan commitments	—	—	122	122
Short-term borrowings	(29)	—	—	(29)
Accrued expenses and other liabilities	—	31	—	31
Long-term debt (3)	(100)	—	(232)	(332)
Total	$596	$607	$91	$1,294

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

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

NOTE 16 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at September 30, 2014 and December 31, 2013 was carried at fair value on the Consolidated Balance Sheet.

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

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2014 and December 31, 2013 are presented in the table below.

Fair Value of Financial Instruments
	September 30, 2014				December 31, 2013
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$851,868	$94,784	$775,062	$869,846	$885,724	$102,564	$789,273	$891,837
Loans held-for-sale	7,909	7,357	553	7,910	11,362	8,872	2,613	11,485
Financial liabilities
Deposits	1,111,981	1,112,281	—	1,112,281	1,119,271	1,119,512	—	1,119,512
Long-term debt	250,115	257,360	2,349	259,709	249,674	257,402	1,990	259,392

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $851 million and $3.5 billion at September 30, 2014, and $830 million and $3.7 billion at December 31, 2013. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

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

The table below presents activity for residential mortgage and home equity MSRs for the three and nine months ended September 30, 2014 and 2013.

Rollforward of Mortgage Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$4,368	$5,827	$5,042	$5,716
Additions	203	129	581	399
Sales	(1)	(729)	(47)	(1,774)
Amortization of expected cash flows (1)	(232)	(240)	(699)	(814)
Impact of changes in interest rates and other market factors (2)	(10)	24	(637)	1,162
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	(82)	9	(36)	23
Impact of changes in the Home Price Index	5	(197)	(2)	(399)
Impact of changes to the prepayment model	(18)	206	142	609
Other model changes (4)	10	29	(101)	136
Balance, September 30	$4,243	$5,058	$4,243	$5,058
Mortgage loans serviced for investors (in billions)	$507	$616	$507	$616

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows. Also included is a decrease of $127 million for the nine months ended September 30, 2014 due to changes in option-adjusted spread rate assumptions.

The Corporation primarily uses an option-adjusted spread (OAS) valuation approach which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. In addition to updating the valuation model for interest, discount and prepayment rates, periodic adjustments are made to recalibrate the valuation model for factors used to project cash flows. The changes to the factors capture the effect of variances related to actual versus estimated servicing proceeds.

Significant economic assumptions in estimating the fair value of MSRs at September 30, 2014 and December 31, 2013 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions
	September 30, 2014		December 31, 2013
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.45%	7.52%	3.97%	7.61%
Weighted-average life, in years	5.08	2.93	5.70	2.86

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

Sensitivity Impacts
	September 30, 2014
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.24	years	0.19	years	$244
Impact of 20% decrease	0.50		0.40		515

Impact of 10% increase	(0.21)		(0.16)		(220)
Impact of 20% increase	(0.40)		(0.31)		(420)
OAS level
Impact of 100 bps decrease					$202
Impact of 200 bps decrease					423

Impact of 100 bps increase					(186)
Impact of 200 bps increase					(358)

NOTE 18 – Business Segment Information

The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other.

Consumer & Business Banking

CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards to consumers and small businesses in the U.S. Customers and clients have access to a franchise network that stretches coast to coast through 31 states and the District of Columbia. The franchise network includes approximately 4,900 banking centers, 15,700 ATMs, nationwide call centers, and online and mobile platforms. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through a network of offices and client relationship teams along with various product partners to U.S.-based companies generally with annual sales of $1 million to $50 million.

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

Global Wealth & Investment Management

GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to ultra high net worth. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management, and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients.

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

Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation's ALM activities. In addition, the business segments are impacted by the migration of customers and clients and their deposit and loan balances between client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers or clients migrated.

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

The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis) for the three and nine months ended September 30, 2014 and 2013, and total assets at September 30, 2014 and 2013 for each business segment, as well as All Other.

Business Segments
At and for the Three Months Ended September 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Net interest income (FTE basis)	$10,444	$10,479	$4,952	$5,056	$719	$733
Noninterest income	10,990	11,264	2,559	2,468	374	844
Total revenue, net of interest expense (FTE basis)	21,434	21,743	7,511	7,524	1,093	1,577
Provision for credit losses	636	296	617	761	286	(308)
Amortization of intangibles	234	270	101	126	—	—
Other noninterest expense	19,908	16,119	3,878	3,841	7,275	3,403
Income (loss) before income taxes	656	5,058	2,915	2,796	(6,468)	(1,518)
Income tax expense (benefit) (FTE basis)	888	2,561	1,059	1,009	(1,284)	(528)
Net income (loss)	$(232)	$2,497	$1,856	$1,787	$(5,184)	$(990)
Period-end total assets	$2,123,613	$2,126,653	$612,684	$588,676	$103,309	$115,407

			Global Wealth & Investment Management		Global Banking
			2014	2013	2014	2013
Net interest income (FTE basis)			$1,460	$1,478	$2,249	$2,201
Noninterest income			3,206	2,912	1,844	1,807
Total revenue, net of interest expense (FTE basis)			4,666	4,390	4,093	4,008
Provision for credit losses			(15)	23	(32)	322
Amortization of intangibles			90	95	12	16
Other noninterest expense			3,313	3,152	1,892	1,907
Income before income taxes			1,278	1,120	2,221	1,763
Income tax expense (FTE basis)			465	400	807	626
Net income			$813	$720	$1,414	$1,137
Period-end total assets			$267,753	$270,484	$386,919	$372,490

			Global Markets		All Other
			2014	2013	2014	2013
Net interest income (FTE basis)			$988	$969	$76	$42
Noninterest income			3,148	2,250	(141)	983
Total revenue, net of interest expense (FTE basis)			4,136	3,219	(65)	1,025
Provision for credit losses			45	47	(265)	(549)
Amortization of intangibles			16	16	15	17
Other noninterest expense			3,320	2,865	230	951
Income (loss) before income taxes			755	291	(45)	606
Income tax expense (benefit) (FTE basis)			386	1,166	(545)	(112)
Net income (loss)			$369	$(875)	$500	$718
Period-end total assets			$598,668	$601,038	$154,280	$178,558

(1)	There were no material intersegment revenues.

Business Segments
At and for the Nine Months Ended September 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Net interest income (FTE basis)	$30,956	$32,125	$14,833	$15,104	$2,117	$2,174
Noninterest income	35,205	35,975	7,487	7,265	1,558	3,829
Total revenue, net of interest expense (FTE basis)	66,161	68,100	22,320	22,369	3,675	6,003
Provision for credit losses	2,056	3,220	1,963	2,680	291	318
Amortization of intangibles	708	820	300	380	—	—
Other noninterest expense	60,213	51,087	11,612	11,907	21,290	12,161
Income (loss) before income taxes	3,184	12,973	8,445	7,402	(17,906)	(6,476)
Income tax expense (benefit) (FTE basis)	1,401	4,981	3,118	2,764	(4,903)	(2,418)
Net income (loss)	$1,783	$7,992	$5,327	$4,638	$(13,003)	$(4,058)
Period-end total assets	$2,123,613	$2,126,653	$612,684	$588,676	$103,309	$115,407

			Global Wealth & Investment Management		Global Banking
			2014	2013	2014	2013
Net interest income (FTE basis)			$4,430	$4,579	$6,791	$6,613
Noninterest income			9,372	8,731	5,750	5,563
Total revenue, net of interest expense (FTE basis)			13,802	13,310	12,541	12,176
Provision for credit losses			—	30	365	634
Amortization of intangibles			277	293	35	48
Other noninterest expense			9,930	9,477	5,797	5,560
Income before income taxes			3,595	3,510	6,344	5,934
Income tax expense (FTE basis)			1,327	1,311	2,342	2,216
Net income			$2,268	$2,199	$4,002	$3,718
Period-end total assets			$267,753	$270,484	$386,919	$372,490

			Global Markets		All Other
			2014	2013	2014	2013
Net interest income (FTE basis)			$2,937	$3,086	$(152)	$569
Noninterest income			10,794	9,106	244	1,481
Total revenue, net of interest expense (FTE basis)			13,731	12,192	92	2,050
Provision for credit losses			83	36	(646)	(478)
Amortization of intangibles			49	49	47	50
Other noninterest expense			9,226	8,675	2,358	3,307
Income (loss) before income taxes			4,373	3,432	(1,667)	(829)
Income tax expense (benefit) (FTE basis)			1,595	2,233	(2,078)	(1,125)
Net income			$2,778	$1,199	$411	$296
Period-end total assets			$598,668	$601,038	$154,280	$178,558

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on an FTE basis, and net income (loss) to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Segments' total revenue, net of interest expense (FTE basis)	$21,499	$20,718	$66,069	$66,050
Adjustments:
ALM activities	325	(27)	582	(359)
Equity investment income	(51)	1,122	679	2,217
Liquidating businesses and other	(339)	(70)	(1,169)	192
FTE basis adjustment	(225)	(213)	(639)	(646)
Consolidated revenue, net of interest expense	$21,209	$21,530	$65,522	$67,454

Segments' net income (loss)	$(732)	$1,779	$1,372	$7,696
Adjustments, net of taxes:
ALM activities	189	32	496	(597)
Equity investment income	(32)	707	424	1,397
Liquidating businesses and other	343	(21)	(509)	(504)
Consolidated net income (loss)	$(232)	$2,497	$1,783	$7,992

			September 30
			2014	2013
Segments' total assets			$1,969,333	$1,948,095
Adjustments:
ALM activities, including securities portfolio			665,201	662,307
Equity investments			1,873	2,625
Liquidating businesses and other			79,234	71,039
Elimination of segment asset allocations to match liabilities			(592,028)	(557,413)
Consolidated total assets			$2,123,613	$2,126,653

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended September 30, 2014. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
July 1 - 31, 2014	42	$15.73	—	$3,767
August 1 - 31, 2014	9	15.22	—	3,767
September 1 - 30, 2014	1	15.94	—	3,767
Three Months Ended September 30, 2014	52

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 26, 2014, the Corporation announced that the Federal Reserve had informed the Corporation that it completed its 2014 Comprehensive Capital Analysis and Review and did not object to the Corporation's 2014 capital plan, which included a request to repurchase up to $4.0 billion of common stock over four quarters beginning in the second quarter of 2014. On March 26, 2014, the Corporation’s Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, over four quarters beginning with the second quarter of 2014. On April 28, 2014, the Corporation announced the suspension of the repurchase authorization previously announced on March 26, 2014. On May 27, 2014, the Corporation submitted a revised 2014 capital plan to the Federal Reserve that included no additional repurchases of common stock through the end of the first quarter of 2015 (excluding approximately $233 million of repurchases prior to April 27, 2014). On August 6, 2014, the Federal Reserve notified the Corporation that it did not object to the revised 2014 capital plan. Amounts shown in the column reflect remaining buyback authority under the March 26, 2014 authorization; however, the Corporation will not repurchase any shares of common stock pursuant to such authorization without prior approval by the Federal Reserve.

The Corporation did not have any unregistered sales of its equity securities during the three months ended September 30, 2014.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on October 1, 2014

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

Exhibit 99
Settlement Agreement dated as of August 20, 2014 by and among the United States Department of Justice, the Attorneys General of the States of California, Delaware, Illinois, Maryland, and New York, and the Commonwealth of Kentucky and Bank of America Corporation, Bank of America, N.A., and Banc of America Mortgage Securities, as well as their current and former subsidiaries and affiliates (1)

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

Bank of America Corporation Registrant

Date:	November 6, 2014	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on October 1, 2014

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

Exhibit 99
Settlement Agreement dated as of August 20, 2014 by and among the United States Department of Justice, the Attorneys General of the States of California, Delaware, Illinois, Maryland, and New York, and the Commonwealth of Kentucky and Bank of America Corporation, Bank of America, N.A., and Banc of America Mortgage Securities, as well as their current and former subsidiaries and affiliates (1)

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