Form 10-K
period 2014-12-31
BANK OF AMERICA CORP /DE/
filed 2015-02-25
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
100 N. Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Warrants to purchase Common Stock (expiring October 28, 2018)	New York Stock Exchange
Warrants to purchase Common Stock (expiring January 16, 2019)	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.204% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series W	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.500% Non-Cumulative Preferred Stock, Series Y	New York Stock Exchange
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange

Title of each class	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 1	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 2	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 6.375% Non-Cumulative Preferred Stock, Series 3	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 4	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 5	New York Stock Exchange
6.75% Trust Preferred Securities of Countrywide Capital IV (and the guarantees related thereto)	New York Stock Exchange
7.00% Capital Securities of Countrywide Capital V (and the guarantees related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIII (and the guarantee related thereto)	New York Stock Exchange
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIV (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B (and the guarantee related thereto)	New York Stock Exchange
Trust Preferred Securities of Merrill Lynch Capital Trust I (and the guarantee of the Registrant with respect thereto)	New York Stock Exchange
Trust Preferred Securities of Merrill Lynch Capital Trust II (and the guarantee of the Registrant with respect thereto)	New York Stock Exchange
Trust Preferred Securities of Merrill Lynch Capital Trust III (and the guarantee of the Registrant with respect thereto)	New York Stock Exchange

7% Trust Originated Preferred Securities of Merrill Lynch Preferred Capital Trust III and 7% Partnership Preferred Securities of Merrill Lynch Preferred Funding III, L.P. (and the guarantee of the Registrant with respect thereto)
New York Stock Exchange

7.12% Trust Originated Preferred Securities of Merrill Lynch Preferred Capital Trust IV and 7.12% Partnership Preferred Securities of Merrill Lynch Preferred Funding IV, L.P. (and the guarantee of the Registrant with respect thereto)
New York Stock Exchange

7.28% Trust Originated Preferred Securities of Merrill Lynch Preferred Capital Trust V and 7.28% Partnership Preferred Securities of Merrill Lynch Preferred Funding V, L.P. (and the guarantee of the Registrant with respect thereto)
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No ✓
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  No ✓
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ✓ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ✓
The aggregate market value of the registrant’s common stock (“Common Stock”) held on June 30, 2014 by non-affiliates was approximately $161,628,224,532 (based on the June 30, 2014 closing price of Common Stock of $15.37 per share as reported on the New York Stock Exchange). As of February 24, 2015, there were 10,519,566,829 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 6, 2015 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Table of Contents
Bank of America Corporation and Subsidiaries

1 Bank of America 2014

Part I
Bank of America Corporation and Subsidiaries
Item 1. Business
Bank of America Corporation (together, with its consolidated subsidiaries, Bank of America, we or us) is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. As part of our efforts to streamline the Corporation’s organizational structure and reduce complexity and costs, the Corporation has reduced and intends to continue to reduce the number of its corporate subsidiaries, including through intercompany mergers.
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
Bank of America’s website is www.bankofamerica.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on our website at http://investor.bankofamerica.com under the heading Financial Information SEC Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the U.S. Securities and Exchange Commission (SEC). In addition, we make available on http://investor.bankofamerica.com under the heading Corporate Governance: (i) our Code of Conduct (including our insider trading policy); (ii) our Corporate Governance Guidelines (accessible by clicking on the Governance Highlights link); and (iii) the charter of each active committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link), and we also intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Hearst Tower, 214 North Tryon Street, NC1-027-20-05, Charlotte, North Carolina 28255.
Segments
Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Effective January 1, 2015, to align the segments with how we manage the businesses in 2015, the Corporation changed its basis of segment presentation as follows: the Home Loans subsegment within CRES was moved to CBB, and Legacy Assets

& Servicing became a separate segment. Also, a portion of the Business Banking business, based on the size of the client relationship, was moved from CBB to Global Banking. Prior periods will be restated in our quarterly 2015 filings with the SEC under Section 13(a) or 15(d) of the Exchange Act, to conform to the new segment alignment. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 34 through 49 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 24 – Business Segment Information to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data (Consolidated Financial Statements).
Competition
We operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies, and e-commerce and other internet-based companies. We compete with some of these competitors globally and with others on a regional or product basis.
Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits, and customer convenience. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.
Employees
As of December 31, 2014, we had approximately 224,000 full-time equivalent employees. None of our domestic employees are subject to a collective bargaining agreement. Management considers our employee relations to be good.
Government Supervision and Regulation
The following discussion describes, among other things, elements of an extensive regulatory framework applicable to BHCs, financial holding companies, banks and broker-dealers, including specific information about Bank of America. U.S. federal regulation of banks, BHCs and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (DIF) rather than for the protection of stockholders and creditors.
General
We are subject to an extensive regulatory framework applicable to BHCs, financial holding companies and banks and other financial services entities.
As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. banking subsidiaries (the Banks) organized as national banking associations are subject to regulation, supervision and examination by the Office of the Comptroller of

Bank of America 2014 2

the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. The Consumer Financial Protection Bureau (CFPB) regulates consumer financial products and services.
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At December 31, 2014, we held approximately 11 percent of the total amount of deposits of insured depository institutions in the U.S. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At December 31, 2014, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management and our ability to make distributions to stockholders. Our U.S. broker-dealer subsidiaries are subject to regulation by and supervision of the SEC, the New York Stock Exchange and the Financial Industry Regulatory Authority; our commodities businesses in the U.S. are subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC); our U.S. derivatives activity is subject to regulation and supervision of the CFTC and National Futures Association or the SEC, and in the case of the Banks, certain banking regulators; and our insurance activities are subject to licensing and regulation by state insurance regulatory agencies.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. For example, our financial services operations in the U.K. are subject to regulation by and supervision of the Prudential Regulatory Authority (PRA) for prudential matters, and the Financial Conduct Authority (FCA) for the conduct of business matters.
Financial Reform Act
The Financial Reform Act enacted sweeping financial regulatory reform across the financial services industry, including significant changes regarding capital adequacy and capital planning, stress testing, resolution planning, derivatives activities, prohibitions on proprietary trading and restrictions on debit interchange fees. As a result of the Financial Reform Act, we have altered and will continue to alter the way in which we conduct certain businesses. Our costs and revenues could continue to be negatively impacted as additional final rules of the Financial Reform Act are adopted.
Resolution Planning
As a BHC with greater than $50 billion of assets, the Corporation is required by the Federal Reserve and the FDIC to annually submit a plan for a rapid and orderly resolution in the event of material financial distress or failure.
A resolution plan is intended to be a detailed roadmap for the orderly resolution of a BHC and material entities pursuant to the U.S. Bankruptcy Code and other applicable resolution regimes under one or more hypothetical scenarios assuming no extraordinary government assistance.
If both the Federal Reserve and the FDIC determine that our plan is not credible and the deficiencies are not cured in a timely manner, the Federal Reserve and the FDIC may jointly impose on us more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. A description of our plan is available on the Federal Reserve and FDIC websites.
Similarly, in the U.K., the PRA has issued rules requiring the submission of significant information about certain U.K.-incorporated subsidiaries and other financial institutions, as well as branches of non-U.K. banks located in the U.K. (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the PRA to develop resolution plans. As a result of the PRA review, we could be required to take certain actions over the next several years which could impose operating costs and potentially result in the restructuring of certain business and subsidiaries.

3 Bank of America 2014

The Volcker Rule
The Volcker Rule prohibits insured depository institutions and companies affiliated with insured depository institutions (collectively, banking entities) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The Volcker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds, although the Federal Reserve extended the conformance period for certain existing covered investments and relationships to July 2016 (with indications that the conformance period may be further extended to July 2017). The Volcker Rule provides exemptions for certain activities, including market-making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds and private equity funds. The Volcker Rule also clarifies that certain activities are not prohibited, including acting as agent, broker or custodian. A banking entity with significant trading operations, such as the Corporation, is required to establish a detailed compliance program to comply with the restrictions of the Volcker Rule. We exited our stand-alone proprietary trading business in 2011 and continue to wind down our Global Principal Investments operations.
Derivatives
Our derivatives operations are subject to extensive regulation both in the U.S. and internationally. In the U.S., the Financial Reform Act broadens the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain over-the-counter (OTC) derivatives. Additionally, in Europe, the European Commission and European Securities and Markets Authority (ESMA) have been granted authority to adopt and implement the European Market Infrastructure Regulation (EMIR), which regulates OTC derivatives, central counterparties and the trade repositories, and imposes requirements for certain market participants with respect to derivatives reporting, OTC derivatives clearing, business conduct and collateral. The adoption of many of these U.S. and European Union (EU) regulations is ongoing and their ultimate impact remains uncertain.
Capital, Liquidity and Operational Requirements
As a financial services holding company, we and our bank subsidiaries are subject to the risk-based capital guidelines issued by the Federal Reserve and other U.S. banking regulators, including the FDIC and the OCC. These rules are complex and are evolving as U.S. and international regulatory authorities propose and enact enhanced capital and liquidity rules. The Corporation seeks to manage its capital position to maintain sufficient capital to meet these regulatory guidelines and to support our business activities. These evolving capital and liquidity rules are likely to influence our regulatory capital and liquidity planning processes, and require additional capital and liquidity, and may impose additional operational and compliance costs on the Corporation. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHC’s and national banks’ risk governance frameworks.
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see Capital Management – Regulatory Capital in the MD&A on page 59, and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.
Distributions
We are subject to various regulatory policies and requirements relating to capital actions, including payment of dividends and common stock repurchases. Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Additionally, the applicable federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or BHC, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. For instance, Federal Reserve regulations require major U.S. BHCs to submit a capital plan as part of an annual Comprehensive Capital Analysis and Review (CCAR). The purpose of the CCAR is to assess the capital planning process of the BHC, including any planned capital actions, such as payment of dividends on common stock and common stock repurchases.
Our ability to pay dividends is also affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The right of the Corporation, our stockholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
For more information regarding the requirements relating to the payment of dividends, including the minimum capital requirements, see Note 13 – Shareholders’ Equity and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Insolvency and the Orderly Liquidation Authority
Under the Federal Deposit Insurance Act, the FDIC may be appointed receiver of an insured depository institution if it is insolvent or in certain other circumstances. In addition, under the Financial Reform Act, when a systemically important financial institution such as the Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such institution. In the event of such appointment, the FDIC could invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. The orderly liquidation authority is modeled in part on the Federal Deposit Insurance Act, but also adopts certain concepts from the U.S. Bankruptcy Code.

Bank of America 2014 4

In 2013, the FDIC issued a notice describing its preferred “single point of entry” strategy for resolving systemically important financial institutions. Under this approach, the FDIC could replace a distressed BHC with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity is held solely for the benefit of creditors of the original BHC. Furthermore, the Federal Reserve Board has indicated that it will be proposing regulations regarding the minimum levels of long-term debt required for BHCs to ensure there is adequate loss absorbing capacity in the event of a resolution. The orderly liquidation authority contains certain differences from the U.S. Bankruptcy Code. For example, in certain circumstances, the FDIC could permit payment of obligations it determines to be systemically significant (e.g., short-term creditors or operating creditors) in lieu of paying other obligations (e.g., long-term creditors) without the need to obtain creditors’ consent or prior court review. The insolvency and resolution process could also lead to a large reduction or total elimination of the value of a BHC’s outstanding equity, as well as impairment or elimination of certain debt.
Deposit Insurance
Deposits placed at U.S. domiciled banks (U.S. banks) are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. All insured depository institutions are required to pay assessments to the FDIC in order to fund the Deposit Insurance Fund (DIF).
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has adopted new regulations that establish a long-term target DIF ratio of greater than two percent. The DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that may result in increased deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal Risk on page 12.
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
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including, but not limited to, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA) and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the Officer of the Comptroller of the Currency.
Transactions with Affiliates
Pursuant to Section 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, the Banks are subject to restrictions that limit certain types of transactions between the Banks and their nonbank affiliates. In general, U.S. banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving its nonbank affiliates. Additionally, transactions between U.S. banks and their nonbank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.
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

5 Bank of America 2014

Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-looking Statements in the MD&A on page 22. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other Securities and Exchange Commission (SEC) filings could by itself, or together with other factors, materially adversely affect our liquidity, cash flows, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.
General Economic and Market Conditions Risk
Our businesses and results of operations may be adversely affected by the U.S. and international financial markets, U.S. and non-U.S. fiscal and monetary policy, and economic conditions generally.
Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, the sustainability of economic growth in the U.S., Europe, China and Japan, and economic, market, political and social conditions in several larger emerging market countries. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.
Despite improving labor markets in the past year and recent sharp declines in energy costs, an elevated level of under-employment and household debt, the prolonged low interest rate environment and a strengthening U.S. Dollar, along with a continued sluggish recovery in the consumer real estate market and certain commercial real estate markets in the U.S., pose challenges for domestic economic performance and the financial services industry. The elevated level of under-employment and modest wage growth have directly impaired consumer finances and pose risks to the financial services industry.
Continued uncertainty in a number of housing markets and still elevated levels of distressed and delinquent mortgages remain risks to the housing market. The current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Mortgage and housing market-related risks may be accentuated by attempts to forestall foreclosure proceedings, as well as state and federal investigations into foreclosure practices by mortgage servicers. Each of these factors may adversely affect our fees and costs.
The recent sharp drop in oil prices, while likely a net positive for the U.S. economy, may also add distress to select regional markets that are energy industry-dependent and may negatively impact certain commercial and consumer loan portfolios.
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
For more information about economic conditions and challenges discussed above, see Executive Summary – 2014 Economic and Business Environment in the MD&A on page 23.
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
Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (Stable) by Moody’s Investors Service, Inc. (Moody’s); A-/A-2 (Negative) by Standard & Poor’s Ratings Services (S&P); and A/F1 (Negative) by Fitch Ratings (Fitch). The rating agencies could make adjustments to our credit ratings at any time, including as a result of a determination to no longer incorporate an uplift for U.S. government support. There can be no assurance that downgrades will not occur.

Bank of America 2014 6

A reduction in certain of our credit ratings could negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded by one or more levels, we may suffer the potential loss of access to short-term funding sources such as repo financing, and/or increased cost of funds.
In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a downgrade of our credit ratings or certain subsidiaries’ credit ratings, counterparties to those agreements may require us or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies. At December 31, 2014, if the rating agencies had downgraded their long-term senior debt ratings for us or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $1.4 billion, including $1.1 billion for Bank of America, N.A. (BANA). If the rating agencies had downgraded their long-term senior debt ratings for these entities by an additional incremental notch, approximately $2.8 billion in additional incremental collateral, including $1.9 billion for BANA would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for us or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2014 was $1.8 billion against which $1.5 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for us and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2014 was an incremental $3.9 billion, against which $3.0 billion of collateral has been posted.
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
For more information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 68 and Note 2 – Derivatives to the Consolidated Financial Statements.
If we are unable to access the capital markets, continue to maintain deposits, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions, including with the government-sponsored enterprises (GSEs), to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies; increased liquidity requirements on our banking and nonbank subsidiaries imposed by their home countries; or negative perceptions about our short- or long-term business prospects, including downgrades of our credit ratings. Several of these factors may arise due to circumstances beyond our control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties or us.
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
For more information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see Liquidity Risk in the MD&A on page 65.
Bank of America Corporation is a holding company and we depend upon our subsidiaries for liquidity, including our ability to pay dividends to shareholders. Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to Bank of America Corporation or other subsidiaries.
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. For instance, the parent company depends on dividends, distributions and other payments from our banking and nonbank subsidiaries to fund dividend payments on our common stock and preferred stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. In addition, our bank and broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses.

7 Bank of America 2014

Additional restrictions on related party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and even require the parent company to provide additional funding to such subsidiaries. Also, additional liquidity may be required at each subsidiary entity. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information regarding our ability to pay dividends, see Capital Management in the MD&A on page 59 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Credit Risk
Credit Risk is the Risk of Loss Arising from the Inability or Failure of a Borrower or Counterparty to Meet its Obligations.
Economic or market disruptions, insufficient credit loss reserves or concentration of credit risk may result in an increase in the provision for credit losses, which could have an adverse effect on our financial condition and results of operations.
A number of our products expose us to credit risk, including loans, letters of credit, derivatives, trading account assets and assets held-for-sale. The financial condition of our consumer and commercial borrowers and counterparties could adversely affect our earnings.
Global and U.S. economic conditions may impact our credit portfolios. To the extent economic or market disruptions occur, such disruptions would likely increase the risk that borrowers or counterparties would default or become delinquent on their obligations to us. Increases in delinquencies and default rates could adversely affect our consumer credit card, home equity, residential mortgage and purchased credit-impaired (PCI) portfolios through increased charge-offs and provision for credit losses. Additionally, increased credit risk could also adversely affect our commercial loan portfolios with weakened customer and collateral positions.
We estimate and establish an allowance for credit losses for losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The amount of allowance is determined based on our evaluation of the potential credit losses included within our loan portfolios. The process for determining the amount of the allowance requires difficult and complex judgments, including forecasts of economic conditions and how borrowers will react to those conditions. The ability of our borrowers or counterparties to repay their obligations will likely be impacted by changes in economic conditions, which in turn could impact the accuracy of our forecasts. There is also the chance that we will fail to accurately identify the appropriate economic indicators or that we will fail to accurately estimate their impacts.
We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers or counterparties become less predictive of future events. Although we believe that our allowance for credit losses was in compliance with applicable accounting standards at December 31, 2014, there is no guarantee that it will be sufficient to address future credit losses, particularly if economic conditions deteriorate. In such an event, we may increase the size of our allowance, which reduces our earnings.
In the ordinary course of our business, we also may be subject to a concentration of credit risk in a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers-dealers, commercial banks, investment banks, insurers, mutual and hedge funds, and other institutional clients. This has resulted in significant credit concentration with respect to this industry. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even rumors or questions about the financial stability of one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity disruptions, losses and defaults. Many of these transactions expose us to credit risk in the event of default of a counterparty. In addition, our credit risk may be heightened by market risk when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due to us.
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
We also have a concentration of credit risk with respect to our consumer real estate, consumer credit card and commercial real estate portfolios, which represent a large percentage of our overall credit portfolio. Economic downturns have adversely affected these portfolios. Continued economic weakness or deterioration in real estate values or household incomes could result in higher credit losses.
For more information about our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A on page 70 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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

Bank of America 2014 8

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
In the event of a downgrade of the Corporation’s credit ratings, certain derivative and other counterparties may request we substitute BANA (which has generally had equal or higher credit ratings than the Corporation’s) as counterparty for certain derivative contracts and other trading agreements. The Corporation’s ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
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
Market Risk
Market Risk is the Risk that Market Conditions May Adversely Impact the Value of Assets or Liabilities or Otherwise Negatively Impact Earnings. Market Risk is Inherent in the Financial Instruments Associated with our Operations, Including Loans, Deposits, Securities, Short-term Borrowings, Long-term Debt, Trading Account Assets and Liabilities, and Derivatives.
Increased market volatility and adverse changes in other financial or capital market conditions may increase our market risk.
Our liquidity, cash flows, competitive position, business, results of operations and financial condition are affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets, other financial instruments, and MSRs, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management (AUM), (iv) fee income relating to AUM, (v) customer allocation of capital among investment alternatives, (vi) the volume of client activity in our trading operations, (vii) investment banking fees, and (viii) the general profitability and risk level of the transactions in which we engage. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve, or central banks internationally, change or signal a change in monetary policy, market interest rates could be affected, which could adversely impact the value of such assets. In addition, the existence of a prolonged low interest rate environment could negatively impact our cash flows, financial condition or results of operations, including future revenue and earnings growth.
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
For more information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A on page 99.
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

9 Bank of America 2014

The ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any downgrade. Instruments of this nature are often held as trading, investment or excess liquidity positions on the balance sheets of financial institutions, including the Corporation, and are widely used as collateral by financial institutions to raise cash in the secured financing markets. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments.
We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. The credit rating agencies’ ratings for the Corporation or its subsidiaries could be directly or indirectly impacted by a downgrade of the U.S. government’s sovereign rating because credit ratings of large systemically important financial institutions issued by S&P and Fitch, including those of the Corporation or its subsidiaries, currently include a degree of uplift due to rating agencies’ assumptions concerning potential government support. In addition, the Corporation presently delivers a portion of the residential mortgage loans it originates into GSEs, agencies or instrumentalities (or instruments insured or guaranteed thereby). We cannot predict if, when or how any changes to the credit ratings of these organizations will affect their ability to finance residential mortgage loans.
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
A number of non-U.S. jurisdictions in which we do business have been negatively impacted by slowing growth rates or recessionary conditions, market volatility and/or political unrest. Additionally, there can be no assurance that market stabilization in Europe, which has recently experienced a renewed slowdown and increased volatility, is sustainable, nor can there be any assurance that future assistance packages, if required, will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent European economic recovery uncertainty continues to negatively impact consumer and business confidence and credit factors, or should the EU enter a deep recession, both the U.S. economy and our business and results of operations could be adversely affected.

Global economic and political uncertainty, regulatory initiatives and reform have impacted, and will likely continue to impact, non-U.S. credit and trading portfolios. There can be no assurance our risk mitigation efforts in this respect will be sufficient or successful.
For more information on our exposures in the top 20 non-U.S. countries, see Non-U.S. Portfolio in the MD&A on page 93.
We may incur losses if the values of certain assets decline, including due to changes in interest rates and prepayment speeds.
We have a large portfolio of financial instruments, including, among others, certain loans and loan commitments, loans held-for-sale, securities financing agreements, asset-backed secured financings, long-term deposits, long-term debt, trading account assets and liabilities, derivative assets and liabilities, available-for-sale (AFS) debt and equity securities, other debt securities, certain MSRs and certain other assets and liabilities that we measure at fair value. We determine the fair values of these instruments based on the fair value hierarchy under applicable accounting guidance. The fair values of these financial instruments include adjustments for market liquidity, credit quality, funding impact on certain derivatives and other transaction-specific factors, where appropriate.
Gains or losses on these instruments can have a direct impact on our results of operations, including higher or lower mortgage banking income and earnings, unless we have effectively hedged our exposures. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors such as reductions in mortgage insurance premiums and origination costs, could adversely impact the value of our MSR asset, cause a significant acceleration of purchase premium amortization on our mortgage portfolio, because a decline in long-term interest rates shortens the expected lives of the securities, and adversely affect our net interest margin. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations. In addition, increases in interest rates may adversely impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated other comprehensive income and, thus, capital levels.
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

Bank of America 2014 10

For more information about fair value measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements. For more information about our asset management businesses, see GWIM in the MD&A on page 42. For more information about interest rate risk management, see Interest Rate Risk Management for Non-trading Activities in the MD&A on page 105.
Changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates may adversely impact the value of debt securities and other financial instruments we hold or issue that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.
In recent years, concerns have been raised about the accuracy of the calculation of LIBOR. Aspects of the method for determining how LIBOR is formulated and its use in the market have changed and may continue to change. Effective February 1, 2014, the transfer of LIBOR administration to the ICE Benchmark Administration, Ltd. was completed following authorization by the U.K. Financial Conduct Authority. On July 22, 2014, the Financial Stability Board published its report recommending reforms to the administration of major benchmarks, including LIBOR. Changes to LIBOR administration include, but are not limited to, the introduction of statutory regulation of LIBOR by U.K. regulatory authorities; reducing the currencies for which LIBOR is calculated to five; reducing the tenors for which LIBOR is calculated to seven; delay in the publication of individual banks’ LIBOR submissions for three months from submission; and requiring banks to provide LIBOR submissions based on an effective methodology on the basis of relevant criteria and information, including observable market transactions where possible. Each such change and any future changes could impact the availability and volatility of LIBOR. Similar changes have occurred or may occur with respect to other reference rates. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would impact the value of any debt securities we hold or issue that are linked to LIBOR or other reference rates, or any loans, derivatives and other financial obligations or extensions of credit we hold or are due to us, or for which we are an obligor, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
Mortgage and Housing Market-Related Risk
Our mortgage loan repurchase obligations or claims from third parties could result in additional losses.
We and our legacy companies have sold significant amounts of residential mortgage loans. In connection with these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to counterparties (collectively, repurchases). At December 31, 2014, we had approximately $22.4 billion of unresolved repurchase claims, net of duplicate claims. These repurchase claims relate primarily to private-label securitizations and include claims in the amount of $4.7 billion, net of duplicate claims, where we believe the statute of limitations has expired under current law. Private-label securitization unresolved repurchase claims have increased in recent periods, and such claims may continue to increase. In addition to unresolved repurchase claims, we have received notifications pertaining to loans for which we have not received a repurchase request from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions and for which we may owe indemnity obligations. We also from time to time receive correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. We believe such communications to be procedurally and/or substantially invalid, and generally do not respond to such correspondence. In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). Although they declined during 2014, the number of open MI rescission notices remains elevated.
We have recorded a liability of $12.1 billion for obligations under representations and warranties exposures (which includes exposures related to MI rescission notices). We have also established an estimated range of possible loss of up to $4 billion over our recorded liability. The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider losses related to servicing (except as such losses are included as potential costs of the BNY Mellon Settlement), including foreclosure and related costs, fraud, indemnity, or claims (including for residential mortgage-backed securities (RMBS)) related to securities law or monoline litigations. Losses with respect to one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
Our recorded liability and estimated range of possible loss for representations and warranties exposures are based on currently available information and are necessarily dependent on, and limited by, a number of factors, including our historical claims and settlement experiences as well as significant judgment and a number of assumptions that are subject to change. As a result, our liability and estimated range of possible loss related to our representations and warranties exposures may materially change in the future. Additionally, if final court approval of the settlement with the Bank of New York Mellon, as trustee (BNY Mellon Settlement) is not obtained, or if the Corporation and legacy Countrywide Financial Corporation determine to withdraw from the BNY Mellon Settlement agreement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially different from existing accruals and the existing estimated range of possible loss. If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have an adverse effect on our cash flows, financial condition and results of operations.
For more information about our representations and warranties exposure, including the estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 50, Consumer Portfolio Credit Risk Management in the MD&A on page 70 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
For more information regarding the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

11 Bank of America 2014

Failure to satisfy our obligations as servicer for residential mortgage securitizations, along with other losses we could incur in our capacity as servicer, and continued foreclosure delays and/or investigations into our residential mortgage foreclosure practices could cause losses.
We and our legacy companies have securitized a significant portion of the residential mortgage loans that we originated or acquired. We service a large portion of the loans we have securitized and also service loans on behalf of third-party securitization vehicles and other investors. At December 31, 2014, we serviced approximately 5.3 million loans with an aggregate unpaid principal balance of $693 billion, including loans owned by us and by others. Of the 3.2 million loans serviced for others, approximately 67 percent are held in GSE securitization vehicles and 33 percent are held in non-GSE securitization vehicles or by other investors. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which could cause us to lose servicing income. In addition, for loans held in non-GSE securitization vehicles, we may have liability for any failure by us, as a servicer or master servicer, for any act or omission on our part that involves willful misfeasance, bad faith, gross negligence or reckless disregard of our duties. If any such breach were found to have occurred, it may harm our reputation, increase our servicing costs or adversely impact our results of operations. Additionally, with respect to foreclosures, we may incur costs or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosures.
We are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. In recent years, challenges have been raised to whether we have adhered to these requirements, and whether, as a result in some instances, the loans can be enforced as local law otherwise would permit. Additionally, we currently use the Mortgage Electronic Registration Systems, Inc. (MERS) system for approximately half of the residential mortgage loans that remain in our servicing portfolio. Individual borrowers and certain local governments have contended that the use of MERS is improper or otherwise adversely affects the security interest. If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
For additional information, Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A on page 50.
If the U.S. housing market weakens, or home prices decline, our consumer loan portfolios, credit quality, credit losses, representations and warranties exposures, and earnings may be adversely affected.
Although U.S. home prices continued to improve during 2014, the declines in prior years have negatively impacted the demand for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market.

Conditions in the U.S. housing market in prior years have also resulted in significant write-downs of asset values in several asset classes, notably mortgage-backed securities, and increased exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could negatively affect our exposure to representations and warranties. While there were continued indications in 2014 that the U.S. economy is improving, the performance of our overall consumer portfolios may not significantly improve in the near future. A protracted continuation or worsening of difficult housing market conditions may exacerbate the adverse effects outlined above and could have an adverse effect on our financial condition and results of operations.
In addition, our home equity portfolio, which makes up approximately 28 percent of our total home loans portfolio, contains a significant percentage of loans in second-lien or more junior-lien positions, and such loans have elevated risk characteristics. Our home equity portfolio had an outstanding balance of $85.7 billion as of December 31, 2014, including $74.2 billion of home equity lines of credit (HELOC), $9.8 billion of home equity loans and $1.7 billion of reverse mortgages. Of the total home equity portfolio at December 31, 2014, $20.6 billion, or 24 percent, were in first-lien positions (26 percent excluding the PCI home equity portfolio) and $65.1 billion, or 76 percent (74 percent excluding the PCI home equity portfolio) were in second-lien or more junior-lien positions. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 75 percent of these loans will not enter their amortization period until 2016 or later. As a result, delinquencies and defaults may increase in future periods. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A on page 50 and Consumer Portfolio Credit Risk Management on page 70.
Regulatory, Compliance and Legal Risk
U.S. federal banking agencies may require us to hold higher levels of regulatory capital, increase our regulatory capital ratios or increase liquidity, which could result in the need to issue additional securities that qualify as regulatory capital or to take other actions, such as to sell company assets.
We are subject to the Federal Reserve’s risk-based capital rules. These rules establish regulatory capital requirements for banking institutions to meet minimum requirements as well as to qualify as a “well-capitalized” institution. If any of our subsidiary insured depository institutions fail to maintain its status as “well-capitalized” under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution or institutions back to “well-capitalized” status. For the duration of such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956.
The current regulatory environment is fluid, with requirements frequently being introduced and amended. It is possible that increases in regulatory capital requirements, changes in how regulatory capital is calculated or increases to liquidity

Bank of America 2014 12

requirements could cause us to increase our capital levels by issuing additional common stock, thus diluting our existing shareholders, or by taking other actions, such as selling company assets, in order to maintain our “well-capitalized” status.
In October 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC) (the Agencies, or U.S. banking regulators) published the final Basel 3 regulatory capital rules (Basel 3). Basel 3 materially changes Tier 1 and Total capital calculations and formally establishes a Common equity tier 1 capital ratio, notably phasing out trust preferred securities. Additionally, Basel 3 introduces new minimum capital ratios and buffer requirements and a supplementary leverage ratio (SLR), changes the composition of regulatory capital, revises the adequately capitalized minimum requirements under the Prompt Corrective Action (PCA) framework, expands and modifies the risk-sensitive calculation of risk weighted-assets for credit and market risk (the Advanced approaches) and introduces a Standardized approach for the calculation of risk-weighted assets, which serves as a minimum. Changes to the composition of regulatory capital under Basel 3, as compared to the Basel 1 – 2013 Rules, are subject to a transition period. The new minimum capital ratio requirements and related buffers will be phased in from January 1, 2014 through January 1, 2019. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. The Advanced approaches require approval by the Agencies of our internal analytical models used to calculate risk-weighted assets. As an advanced approaches bank, under Basel 3, we are required to complete a qualification period (parallel run) to demonstrate compliance with the final Basel 3 rules to the satisfaction of U.S. banking regulators. Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. We are currently working with the U.S. banking regulators to obtain approval of certain internal analytical models including the wholesale (e.g., commercial) and other credit models in order to exit parallel run. The U.S. banking regulators have indicated that they will require modifications to these models which would likely result in a material increase in our risk-weighted assets resulting in a decrease in our capital ratios.
In April 2014, the Agencies adopted a final rule to strengthen the SLR standards for the largest U.S. banking organizations by requiring such institutions to maintain a leverage buffer greater than 2.0 percentage points above the minimum SLR requirement of 3.0 percent, for a total of greater than 5.0 percent, to avoid restrictions on capital distributions and variable compensation payments. Banking subsidiaries of such organizations are required to maintain at least a six percent SLR to be considered “well capitalized” under the PCA framework. In addition, in September 2014, the Agencies adopted a final rule modifying the definition of the denominator of the SLR in a manner consistent with changes adopted by the Basel Committee on Banking Supervision (Basel Committee) to better capture on- and off-balance sheet exposures, including credit derivatives, repo-style transactions, and lines of credit.
In September 2014, the Agencies issued a final Liquidity Coverage Ratio (LCR) rule. This rule creates a standardized minimum liquidity requirement for the largest U.S. financial institutions. The rule will require an institution to hold high quality liquid assets (HQLA), such as central bank reserves and government debt that can be converted easily and quickly into cash, in an amount equal to or greater than prescribed net cash outflows during a 30-day stress period. In October 2014, the Basel Committee issued its final standard for the Net Stable Funding Ratio (NSFR) regulation. The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities. Although the timing is uncertain, the Agencies are expected to propose similar regulation for the NSFR in the near future.
In November 2014, the Financial Stability Board, in consultation with the Basel Committee, issued for public consultation a proposal for a common international standard on total loss-absorbing capacity (TLAC) for global systemically important banks (GSIBs). Although the timing is uncertain, the Agencies are expected to propose TLAC regulation in the near future.
In December 2014, a U.S. banking regulator proposed a regulation that would implement GSIB surcharge requirements for the largest U.S. BHCs. The proposed rule would require such organizations to calculate a GSIB capital buffer that is the higher of the GSIB’s capital buffer proposed by the Basel Committee in 2012 and a modified capital buffer with a short-term wholesale funding component. As proposed, the Federal Reserve estimates that the GSIB surcharge requirements, which currently ranges from 1.0 percent to 4.5 percent, would require us to hold Common equity tier 1 capital in excess of regulatory minimums and the capital conservation buffer. Consequences of falling below this level are expected to include limitations on capital distributions and variable compensation payments.
Compliance with the regulatory capital and liquidity requirements may impact our ability to return capital to shareholders and may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations, or hold highly liquid assets, which may adversely affect our results of operations.
For additional information, see Capital Management and Liquidity Risk – Basel 3 Liquidity Standards on pages 59 and 67.
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
We are subject to extensive laws and regulations promulgated by U.S. state, U.S. federal and non-U.S. laws in the jurisdictions in which we operate. In response to the financial crisis, the U.S. adopted the Financial Reform Act, which has resulted in significant rulemaking and proposed rulemaking by the U.S. Department of the Treasury, the Federal Reserve, the OCC, the CFPB, FSOC, the FDIC, the SEC and CFTC. In addition, non-U.S. regulators, such as the U.K. financial regulators and the European Parliament and Commission, have adopted or have proposed laws and regulations regarding financial institutions located in their jurisdictions.
The ultimate impact of these laws and regulations remains uncertain. For example, we are required to annually submit a resolution plan to the FDIC and the Federal Reserve. If the FDIC and Federal Reserve jointly determine that our resolution plan is not credible and we fail to cure the deficiencies in a timely manner, they could impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Corporation, and we could be required to take certain actions that could impose operating costs and could potentially result in

13 Bank of America 2014

the divestiture or restructuring of certain businesses and subsidiaries. In August 2014, the Federal Reserve and the FDIC completed their reviews of the resolution plans submitted in 2013 by 11 large, complex banking organizations, including Bank of America, and issued letters to each of these banking organizations. Separately, in August 2014, the Federal Reserve and the FDIC issued a joint press release stating that the Board of Directors of the FDIC had determined that the plans submitted by each of the 11 banks were not credible and do not facilitate an orderly resolution under the U.S. Bankruptcy Code. However, the Federal Reserve did not join the FDIC in its determination that the submitted plans were not credible. Many rules are still being finalized, and upon finalization could require additional regulatory guidance and interpretation. Additionally, laws proposed by different jurisdictions could create competing or conflicting requirements.
We are also subject to other significant regulations, such as OFAC, FCPA, and U.S. and international anti-money laundering regulations. Laws proposed by different jurisdictions could create competing or conflicting requirements. We could become subject to regulatory requirements beyond those currently proposed, adopted or contemplated. We are currently subject to the terms of settlements and consent orders that we have entered into with government agencies, such as the 2011 OCC Consent Order and the National Mortgage Settlement, and may become subject to additional settlements or orders in the future.
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
During 2013 and 2014, we sold approximately $65 billion of loans to the GSEs. Each GSE is currently in a conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs that, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form.

We are subject to significant financial and reputational risks from potential liability arising from lawsuits, regulatory and government action.
We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation, and regulatory and government proceedings against us and other financial institutions remain high. Increased litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could have adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business prospects. We continue to experience increased litigation and other disputes, including claims for contractual indemnification, with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties have grown more litigious. Our experience with certain regulatory authorities suggests an increasing supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. Recent actions by regulators and government agencies indicate that they may, on an industry basis, increasingly pursue claims under the Financial institutions Reform, Recovery, and Enforcement act of 1989 (FIRREA) and the False Claims Act. FIRREA contemplates civil monetary penalties as high as $1.1 million per violation or, if permitted by the court, based on pecuniary gain derived or pecuniary loss suffered as a result of the violation. Treble damages are potentially available for False Claims Act claims. The ongoing environment of additional regulation, increased regulatory compliance burdens, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in operational and compliance costs and may limit our ability to continue providing certain products and services.
For more information on litigation risks, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
We may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations.
The U.S. Congress and the Administration have indicated an interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35 percent corporate tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. Also, it is possible that New York City will enact corporate tax reform that may conform to New York state’s tax reform enacted during 2014. It is not possible at this time to quantify either the one-time impacts from the remeasurement of deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impacts reform proposals might have on income tax expense.
In addition, income from certain non-U.S. subsidiaries has not been subject to U.S. income tax as a result of long-standing deferral provisions applicable to income that is derived in the active conduct of a banking and financing business abroad. These deferral provisions have expired for taxable years beginning on or after January 1, 2015. However, the U.S. Congress has extended these provisions several times, most recently in December 2014, when it reinstated the provisions retroactively to January 2014. Congress this year may similarly consider reinstating these provisions to apply to the 2015 taxable year. Absent an extension, active financing income earned by certain non-U.S. subsidiaries will generally be subject to a tax provision that considers

Bank of America 2014 14

incremental U.S. income tax. The impact of the expiration of these provisions would depend upon the amount, composition and geographic mix of our future earnings.
The Corporation has $7.7 billion of U.K. net deferred tax assets which consist primarily of net operating losses (NOLs) that are expected to be realized by certain subsidiaries over an extended number of years. Pretax income for these subsidiaries for 2014, 2013 and 2012 on a cumulative basis totaled $1.7 billion, excluding the impact of debit valuation adjustments (DVA) and the adoption impact of a funding valuation adjustment (FVA). In December 2014, the U.K. Treasury announced that its 2015 Finance Bill, to be introduced soon, will include a proposal that, if enacted, would limit the amount of a bank’s taxable profits that can be reduced by the bank’s existing NOLs to 50 percent of such profits. This proposal would significantly increase the number of years over which our U.K. NOLs, which may be carried forward indefinitely, could be utilized, effectively accelerating U.K. tax that would otherwise have been paid further out in the future. The acceleration of tax and deferral of NOL utilization would not impact our results of operations, but would result in a slower improvement in the amount of our DTAs disallowed for Basel 3 regulatory capital. We are unable to predict whether this proposal will be enacted or, if enacted, what the final provisions will be. Adverse developments with respect to tax laws or to other material factors, such as a prolonged worsening of Europe’s capital markets, could lead management to reassess and/or change its current conclusion that no valuation allowance is necessary with respect to our U.K. net deferred tax assets.
Other countries have also proposed and adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. The EU has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. BHCs and other financial institutions as well as branches of non-U.K. banks located in the U.K.; (ii) adopted a Bank Levy, which applies to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; and (iii) proposed the creation and production of recovery and resolution plans by U.K.-regulated entities.
Risk of the Competitive Environment in which We Operate
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry. This trend has also hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as consolidation in and globalization of the financial services industry may result in larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. Increased competition may negatively affect our earnings by creating pressure to lower prices on our products and services and/or reducing market share.
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn as well as alleged irregularities in servicing, foreclosure, consumer collections, mortgage loan modifications and other practices, compensation practices, and the suitability or reasonableness of recommending particular trading or investment strategies.
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
Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense. Our competitors include non-U.S. based institutions and institutions subject to different compensation and

15 Bank of America 2014

hiring regulations than those imposed on U.S. institutions and financial institutions. The difficulty we face in competing for key personnel is exacerbated in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve, the FDIC or other regulators around the world. For instance, recent EU rules limit and subject to clawback certain forms of variable compensation for senior employees. Current and potential future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual incentive compensation paid to our senior employees has in recent years taken the form of long-term equity awards. Therefore, the ultimate value of this compensation depends on the price of our common stock when the awards vest. If we are unable to continue to attract and retain qualified individuals, our business prospects and competitive position could be adversely affected.
In addition, if we fail to retain the wealth advisors that we employ in Global Wealth & Investment Management, particularly those with significant client relationships, such failure could result in a loss of clients or the withdrawal of significant client assets.
Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business.
Our business model is based on a diversified mix of business that provides a broad range of financial products and services, delivered through multiple distribution channels. Our success depends on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competitors to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services and payment systems, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or sufficiently developing and maintaining loyal customers.
We may not be able to achieve expected cost savings from cost-saving initiatives or in accordance with currently anticipated time frames.
We are currently engaged in efforts to achieve cost savings. For example, we currently expect our Legacy Assets and Servicing costs, excluding litigation costs, to decrease to approximately $800 million per quarter by the end of 2015. We may be unable to fully realize the cost savings and other anticipated benefits from our cost saving initiatives or in accordance with currently anticipated timeframes. In addition, our litigation expense may vary from period to period and may cause our noninterest expense to increase for any particular period even if we otherwise achieve cost savings as the result of our cost savings initiatives or otherwise.

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
For more information about our risk management policies and procedures, see Managing Risk in the MD&A on page 55.
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, cash flows, liquidity and financial condition, as well as cause reputational harm.
The potential for operational risk exposure exists throughout our organization and as a result of our interactions with third parties, and is not limited to our operational functions. Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, cash flows, liquidity and financial condition, as well as cause reputational harm.

Bank of America 2014 16

A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, cash flows, liquidity and financial condition, as well as cause reputational harm.
Our businesses are highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment. We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches, that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Corporation, our employees, our customers or of third parties, or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. For example, in recent years, we have been subject to malicious activity, including distributed denial of service attacks. Additionally, several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers, some of whom were our cardholders. Although these incidents have not, to date, had a material impact on us, we believe that such incidents will continue, and we are unable to predict the severity of such future attacks on us. Our counterparties, regulators, customers and clients, and other third parties with whom we or our customers and clients interact are exposed to similar incidents, and incidents affecting those third parties could impact us.
Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber attacks or other information or other security breaches, there can be no assurance that we will not suffer such losses or other consequences in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, and our role in the financial services industry and the broader economy, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, the continued uncertain global economic environment, threats of cyber terrorism, external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends, and system and customer account updates and conversions. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.
We also face indirect technology, cyber security and operational risks relating to the third parties with whom we do business or upon whom we rely to facilitate or enable our business activities. In addition to customers and clients, the third parties with whom we interact and upon whom we rely include financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power, and retailers for whom we process transactions. Each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. Any such cyber attack, information breach or loss, or technology failure of a third party could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses. As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including the Corporation. For example, in recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both individual and industry-wide bases, as disparate complex systems need to be integrated, often on an accelerated basis. Any such cyber attack, information breach or loss, failure, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses.
Any of the matters discussed above could result in our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations, cash flows, liquidity and financial condition.

17 Bank of America 2014

Risk of Being an International Business
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate.
We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments, oil price fluctuation and changes in legislation. These risks are especially elevated in emerging markets. A number of non-U.S. jurisdictions in which we do business have been negatively impacted by slowing growth rates or recessionary conditions, market volatility and/or political unrest. Several emerging market economies are particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, large external deficits, and political uncertainty. While some of these jurisdictions are showing signs of stabilization or recovery, others, such as Russia and Greece, continue to experience increasing levels of stress and volatility. In addition, the potential risk of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries, including our operations in the U.S. As a result, any such unfavorable conditions or developments could have an adverse impact on our company.
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
For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A on page 93.
Risk from Accounting Changes
Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board (FASB), the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation needing to revise and republish prior-period financial statements.
The FASB issued in 2012 a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has not yet established a proposed effective date but a final standard is expected to be issued in the second half of 2015. The final standard may materially reduce retained earnings in the period of adoption.
For more information on some of our critical accounting policies and standards and recent accounting changes, see Complex Accounting Estimates in the MD&A on page 109 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Item 1B. Unresolved Staff Comments
None

Bank of America 2014 18

Item 2. Properties
As of December 31, 2014, our principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,200,392
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	1,798,373
Bank of America Merrill Lynch Financial Centre	London, UK	4 Building Campus	Global Banking and Global Markets	Leased	568,032
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790

(1)	For leased properties, property square feet represents the square footage occupied by the Corporation.

(2)	The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 90.5 million square feet in 22,530 facility and ATM locations globally, including approximately 84.3 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands and Puerto Rico) and approximately 6.2 million square feet in more than 35 countries.
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

19 Bank of America 2014

Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also listed on the London Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. As of February 24, 2015, there were 203,715 registered shareholders of common stock. The table below sets forth the high and low closing sales prices of the common stock on the New York Stock Exchange for the periods indicated during 2013 and 2014, as well as the dividends we paid on a quarterly basis:

	Quarter	High	Low	Dividend
2013	first	$12.78	$11.03	$0.01
	second	13.83	11.44	0.01
	third	14.95	12.83	0.01
	fourth	15.88	13.69	0.01
2014	first	17.92	16.10	0.01
	second	17.34	14.51	0.01
	third	17.18	14.98	0.05
	fourth	18.13	15.76	0.05
For more information regarding our ability to pay dividends, see Note 13 – Shareholders’ Equity and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated herein by reference.
For information on our equity compensation plans, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements and Item 12 on page 270 of this report, which are incorporated herein by reference.
The table below presents share repurchase activity for the three months ended December 31, 2014. We did not have any unregistered sales of our equity securities in 2014.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
October 1 - 31, 2014	339	$17.29	—	$3,767
November 1 - 30, 2014	73	17.15	—	3,767
December 1 - 31, 2014	32	16.97	—	3,767
Three months ended December 31, 2014	444	17.24

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 26, 2014, the Corporation announced that the Federal Reserve had informed the Corporation that it completed its 2014 Comprehensive Capital Analysis and Review and did not object to the Corporation’s 2014 capital plan, which included a request to repurchase up to $4.0 billion of common stock over four quarters beginning in the second quarter of 2014. On March 26, 2014, the Corporation’s Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation’s common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, over four quarters beginning with the second quarter of 2014. On April 28, 2014, the Corporation announced the suspension of the repurchase authorization previously announced on March 26, 2014. On May 27, 2014, the Corporation submitted a revised 2014 capital plan to the Federal Reserve that included no additional repurchases of common stock through the end of the first quarter of 2015 (excluding approximately $233 million of repurchases prior to April 27, 2014). On August 6, 2014, the Federal Reserve notified the Corporation that it did not object to the revised 2014 capital plan. Amounts shown in the column reflect remaining buyback authority under the March 26, 2014 authorization; however, the Corporation will not repurchase any shares of common stock pursuant to such authorization without prior approval by the Federal Reserve.

Item 6. Selected Financial Data
See Table 7 in the MD&A on page 30 and Statistical Table XII in the MD&A on page 129, which are incorporated herein by reference.

Bank of America 2014 20

Item 7. Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operation

21 Bank of America 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goal,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the Corporation’s current expectations, plans or forecasts of its future results and revenues, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Corporation’s ability to resolve representations and warranties repurchase claims and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more counterparties, including monolines or private-label and other investors; the possibility that final court approval of negotiated settlements is not obtained, including the possibility that the court decision with respect to the BNY Mellon Settlement is overturned on appeal in whole or in part; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory proceedings, including the possibility that amounts may be in excess of the Corporation’s recorded liability and estimated range of possible losses for litigation exposures; the possibility that the

European Commission will impose remedial measures in relation to its investigation of the Corporation’s competitive practices; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, currency exchange rates and economic conditions; the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Corporation’s business and earnings, including as a result of additional regulatory interpretations and rulemaking and the success of the Corporation’s actions to mitigate such impacts; the potential impact of a prolonged low interest rate environment on the Corporation’s business, financial condition and results of operations; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements, including, but not limited to, any GSIB surcharge or as a result of changes to our Basel 3 Advanced approaches estimates; the Corporation’s ability to fully realize the cost savings and other anticipated benefits from cost-saving initiatives, including in accordance with currently anticipated timeframes, the impact of implementation and compliance with new and evolving U.S. and international regulations, including, but not limited to, recovery and resolution planning requirements, the Volcker Rule, and derivatives regulations; the potential impact of the U.K. tax authorities’ proposal to limit how much NOLs can offset annual profit; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties with whom we do business, including as a result of cyber attacks; and other similar matters.
Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated by reference into the MD&A. Certain prior-year amounts have been reclassified to conform to current-year presentation. Throughout the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.

Bank of America 2014 22

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Effective January 1, 2015, to align the segments with how we manage the businesses in 2015, we changed our basis of segment presentation as follows: the Home Loans subsegment within CRES was moved to CBB, and Legacy Assets & Servicing became a separate segment. Also, a portion of the Business Banking business, based on the size of the client relationship, was moved from CBB to Global Banking. Prior periods will be restated to conform to the new segment alignment. Prior to October 1, 2014, we operated our banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A. or BANA) and, to a lesser extent, FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On October 1, 2014, FIA was merged into BANA. At December 31, 2014, the Corporation had approximately $2.1 trillion in assets and approximately 224,000 full-time equivalent employees.
As of December 31, 2014, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and we serve approximately 48 million consumer and small business relationships with approximately 4,800 banking centers, 15,800 ATMs, nationwide call centers, and leading online and mobile banking platforms (www.bankofamerica.com). We offer industry-leading support to approximately three million small business owners. Our industry leading wealth management and trust businesses, with client balances of $2.5 trillion, provide tailored solutions to meet client needs through a full set of brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
2014 Economic and Business Environment
In the U.S., economic growth continued in 2014, ending the year in the midst of its sixth consecutive year of recovery. After a tentative and generally soft trajectory for five years where annualized GDP growth averaged 2.3 percent, there were clear signs of accelerated growth in the final three quarters of 2014 following a first quarter impacted by adverse weather conditions. Employment gains picked up during the year, and the unemployment rate fell to 5.6 percent at year end. Consumption grew slowly early in the year, before picking up steadily and ending with a robust pace in the final quarter. Core inflation remained relatively unchanged in 2014, rising modestly in the first half and falling thereafter, and ended the year more than half a percentage point below the Board of Governors of the Federal Reserve System’s (Federal Reserve) longer-term annual target of two percent.
U.S. household net worth continued to rise in 2014 but at a substantially slower pace than 2013. Home price appreciation was less in 2014 than 2013 but prices still rose approximately five percent in 2014 while equity markets gained approximately 11 percent. However, consumer spending was more significantly enhanced by sharply lower oil prices late in the year, reflecting foreign economic weakness amid an ample and growing energy supply.
U.S. Treasury yields fell over the course of the year, reversing much of the previous year’s increase. Declining world inflation and interest rates helped push U.S. Treasury yields lower even as the Federal Reserve steadily reduced and finally ended its purchases of agency mortgage-backed securities (MBS) and long-term U.S. Treasury securities. The Federal Reserve ended the year amid indications that it can be patient with regard to normalizing monetary policy.
Internationally, the eurozone grew modestly for much of the year, with growth restrained by continued deleveraging of the financial sector, high unemployment and political uncertainty. Inflation in the eurozone also fell significantly to near zero by year end. European bond yields continued to decline, especially as the European Central Bank eased monetary policy and expectations grew late in the year for outright purchases of sovereign and/or corporate securities in 2015, and were subsequently confirmed to begin in March 2015. The Euro/U.S. Dollar exchange rate also fell significantly, boosting European competitiveness, particularly in the second half of 2014, in direct reaction to the differing directions of U.S. and eurozone monetary policies. Contentious negotiations between parties to Greek sovereign and bank support programs added to uncertainty and market volatility in the first quarter of 2015.
In Russia, the combination of the U.S. and European Union sanctions and sharply lower oil prices weakened growth. Select emerging nations that are net energy suppliers also saw growth diminish sharply, although other nations, including some emerging economies in Asia received some benefits from declining energy prices.
Following a quarter of strong economic growth ahead of a consumption tax increase, Japan contracted through the middle of the year and the Bank of Japan responded with stepped up quantitative easing. Amid gradual economic moderation, China also eased monetary policy late in the year.

23 Bank of America 2014

Selected Financial Data
Table 1 provides selected consolidated financial data for 2014 and 2013.

Table 1	Selected Financial Data

(Dollars in millions, except per share information)		2014	2013
Income statement
Revenue, net of interest expense (FTE basis) (1)		$85,116	$89,801
Net income		4,833	11,431
Diluted earnings per common share		0.36	0.90
Dividends paid per common share		0.12	0.04
Performance ratios
Return on average assets		0.23%	0.53%
Return on average tangible common shareholders’ equity (1)		2.52	6.97
Efficiency ratio (FTE basis) (1)		88.25	77.07
Asset quality
Allowance for loan and lease losses at December 31		$14,419	$17,428
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (2)		1.65%	1.90%
Nonperforming loans, leases and foreclosed properties at December 31 (2)		$12,629	$17,772
Net charge-offs (3)		4,383	7,897
Net charge-offs as a percentage of average loans and leases outstanding (2, 3)		0.49%	0.87%
Net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (2)		0.50	0.90
Net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (2)		0.58	1.13
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (3)		3.29	2.21
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs, excluding the purchased credit-impaired loan portfolio		2.91	1.89
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and purchased credit-impaired write-offs		2.78	1.70
Balance sheet at year end
Total loans and leases		$881,391	$928,233
Total assets		2,104,534	2,102,273
Total deposits		1,118,936	1,119,271
Total common shareholders’ equity		224,162	219,333
Total shareholders’ equity		243,471	232,685
Capital ratios at year end (4)
Common equity tier 1 capital		12.3%	n/a
Tier 1 common capital		n/a	10.9%
Tier 1 capital		13.4	12.2
Total capital		16.5	15.1
Tier 1 leverage		8.2	7.7

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible common shareholders’ equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information, see Supplemental Financial Data on page 32, and for corresponding reconciliations to GAAP financial measures, see Statistical Table XV.

(2)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 39, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 89 and corresponding Table 48.

(3)
Net charge-offs exclude $810 million of write-offs in the purchased credit-impaired loan portfolio for 2014 compared to $2.3 billion for 2013. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

(4)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting Common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) at December 31, 2013.

n/a = not applicable

Bank of America 2014 24

Financial Highlights
Net income was $4.8 billion, or $0.36 per diluted share in 2014 compared to $11.4 billion, or $0.90 per diluted share in 2013. The results for 2014 included an increase of $10.3 billion in litigation expense primarily as a result of charges related to the settlements with the U.S. Department of Justice (DoJ) and the Federal Housing Finance Agency (FHFA).

Table 2	Summary Income Statement

(Dollars in millions)		2014	2013
Net interest income (FTE basis) (1)		$40,821	$43,124
Noninterest income		44,295	46,677
Total revenue, net of interest expense (FTE basis) (1)		85,116	89,801
Provision for credit losses		2,275	3,556
Noninterest expense		75,117	69,214
Income before income taxes (FTE basis) (1)		7,724	17,031
Income tax expense (FTE basis) (1)		2,891	5,600
Net income		4,833	11,431
Preferred stock dividends		1,044	1,349
Net income applicable to common shareholders		$3,789	$10,082

Per common share information
Earnings		$0.36	$0.94
Diluted earnings		0.36	0.90

(1)
FTE basis is a non-GAAP financial measure. For more information on this measure, see Supplemental Financial Data on page 32, and for a corresponding reconciliation to GAAP financial measures, see Statistical Table XV.

Net Interest Income
Net interest income on a fully taxable-equivalent (FTE) basis decreased $2.3 billion to $40.8 billion for 2014 compared to 2013. The net interest yield on an FTE basis decreased 12 basis points (bps) to 2.25 percent for 2014. These declines were primarily due to the acceleration of market-related premium amortization on debt securities as the decline in long-term interest rates shortened the expected lives of the securities. Also contributing to these declines were lower loan yields and consumer loan balances, lower net interest income from the asset and liability management (ALM) portfolio and a decrease in trading-related net interest income. Market-related premium amortization was an expense of $1.2 billion in 2014 compared to a benefit of $784 million in 2013. Partially offsetting these declines were reductions in funding yields, lower long-term debt balances and commercial loan growth.
Noninterest Income

Table 3	Noninterest Income

(Dollars in millions)		2014	2013
Card income		$5,944	$5,826
Service charges		7,443	7,390
Investment and brokerage services		13,284	12,282
Investment banking income		6,065	6,126
Equity investment income		1,130	2,901
Trading account profits		6,309	7,056
Mortgage banking income		1,563	3,874
Gains on sales of debt securities		1,354	1,271
Other income (loss)		1,203	(49)
Total noninterest income		$44,295	$46,677

Noninterest income decreased $2.4 billion to $44.3 billion for 2014 compared to 2013. The following highlights the significant changes.

•
Investment and brokerage services income increased $1.0 billion primarily driven by increased asset management fees driven by the impact of long-term assets under management (AUM) inflows and higher market levels.

•	Equity investment income decreased $1.8 billion to $1.1 billion primarily due to a lower level of gains compared to 2013 and the continued wind-down of Global Principal Investments (GPI).

•
Trading account profits decreased $747 million, which included a charge of $497 million in 2014 related to the adoption of a funding valuation adjustment (FVA) in Global Markets, partially offset by a $359 million change in net debit valuation adjustments (DVA) on derivatives. Excluding the FVA/DVA charges, trading account profits decreased $609 million due to both lower market volumes and volatility.

•	Mortgage banking income decreased $2.3 billion primarily driven by lower servicing income and core production revenue, partially offset by lower representations and warranties provision.

•
Other income (loss) improved $1.3 billion due to an increase of $1.1 billion in net DVA gains on structured liabilities as our spreads widened, and gains associated with the sales of residential mortgage loans, partially offset by increases in U.K. consumer payment protection insurance (PPI) costs. The prior year also included the write-down of $450 million on a monoline receivable.

Provision for Credit Losses
The provision for credit losses decreased $1.3 billion to $2.3 billion for 2014 compared to 2013. The provision for credit losses was $2.1 billion lower than net charge-offs for 2014, resulting in a reduction in the allowance for credit losses. The decrease from the prior year was driven by portfolio improvement, including increased home prices in the home loans portfolio and lower unemployment levels driving improvement in the credit card portfolios, and improved asset quality in the commercial portfolio. Partially offsetting this decline was $400 million of additional costs in 2014 associated with the consumer relief portion of the settlement with the DoJ. We expect reserve releases in 2015 to moderate when compared to 2014.
Net charge-offs totaled $4.4 billion, or 0.49 percent of average loans and leases for 2014 compared to $7.9 billion, or 0.87 percent for 2013. The decrease in net charge-offs was due to credit quality improvement across all major portfolios and the impact of increased recoveries primarily from nonperforming and delinquent loan sales. For more information on the provision for credit losses, see Provision for Credit Losses on page 95.

25 Bank of America 2014

Noninterest Expense

Table 4	Noninterest Expense

(Dollars in millions)		2014	2013
Personnel		$33,787	$34,719
Occupancy		4,260	4,475
Equipment		2,125	2,146
Marketing		1,829	1,834
Professional fees		2,472	2,884
Amortization of intangibles		936	1,086
Data processing		3,144	3,170
Telecommunications		1,259	1,593
Other general operating		25,305	17,307
Total noninterest expense		$75,117	$69,214
Noninterest expense increased $5.9 billion to $75.1 billion for 2014 compared to 2013 primarily driven by higher litigation expense in other general operating expense. Litigation expense increased $10.3 billion primarily as a result of charges related to the settlements with the DoJ and FHFA. The increase in litigation expense was partially offset by a decrease of $3.3 billion in default-related staffing and other default-related servicing expenses in Legacy Assets & Servicing. Also, personnel expense decreased $932 million in 2014 as we continued to streamline processes and achieve cost savings.
In connection with Project New BAC, which we first announced in the third quarter of 2011, we expected to achieve cost savings in certain noninterest expense categories as we streamlined workflows, simplified processes and aligned expenses with our overall strategic plan and operating principles. We expected total cost savings from Project New BAC to reach $8 billion on an annualized basis, or $2 billion per quarter, by mid-2015. We successfully completed our Project New BAC expense program ahead of schedule by reaching our target of $2 billion in cost savings per quarter, in the third quarter of 2014.

Income Tax Expense

Table 5	Income Tax Expense

(Dollars in millions)		2014	2013
Income before income taxes		$6,855	$16,172
Income tax expense		2,022	4,741
Effective tax rate		29.5%	29.3%
The effective tax rate for 2014 was driven by our recurring tax preference items, the resolution of several tax examinations and tax benefits from non-U.S. restructurings, partially offset by the non-deductible treatment of certain litigation charges. We expect an effective tax rate in the low 30 percent range, absent unusual items, for 2015.
The effective tax rate for 2013 was driven by our recurring tax preference items and by certain tax benefits related to non-U.S. operations, partially offset by the $1.1 billion negative impact from the U.K. 2013 Finance Act, enacted in July 2013, which reduced the U.K. corporate income tax rate by three percent. The $1.1 billion charge resulted from remeasuring our U.K. net deferred tax assets, in the period of enactment, using the lower rates.

Bank of America 2014 26

Balance Sheet Overview

Table 6	Selected Balance Sheet Data

		December 31			Average Balance
(Dollars in millions)		2014	2013	% Change	2014	2013	% Change
Assets
Cash and cash equivalents		$138,589	$131,322	6%	$141,078	$109,014	29%
Federal funds sold and securities borrowed or purchased under agreements to resell		191,823	190,328	1	222,483	224,331	(1)
Trading account assets		191,785	200,993	(5)	202,416	217,865	(7)
Debt securities		380,461	323,945	17	351,702	337,953	4
Loans and leases		881,391	928,233	(5)	903,901	918,641	(2)
Allowance for loan and lease losses		(14,419)	(17,428)	(17)	(15,973)	(21,188)	(25)
All other assets		334,904	344,880	(3)	339,983	376,897	(10)
Total assets		$2,104,534	$2,102,273	—	$2,145,590	$2,163,513	(1)
Liabilities
Deposits		$1,118,936	$1,119,271	—	$1,124,207	$1,089,735	3
Federal funds purchased and securities loaned or sold under agreements to repurchase		201,277	198,106	2	215,792	257,600	(16)
Trading account liabilities		74,192	83,469	(11)	87,151	88,323	(1)
Short-term borrowings		31,172	45,999	(32)	41,886	43,816	(4)
Long-term debt		243,139	249,674	(3)	253,607	263,417	(4)
All other liabilities		192,347	173,069	11	184,471	186,675	(1)
Total liabilities		1,861,063	1,869,588	—	1,907,114	1,929,566	(1)
Shareholders’ equity		243,471	232,685	5	238,476	233,947	2
Total liabilities and shareholders’ equity		$2,104,534	$2,102,273	—	$2,145,590	$2,163,513	(1)
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
Balance Sheet Management Actions in 2014
The Corporation took certain actions during 2014 to further optimize its balance sheet. While the overall size of the balance sheet remained relatively unchanged compared to December 31, 2013, the composition has improved in terms of liquidity in response to the new Basel 3 Liquidity Coverage Ratio (LCR) requirements. We shifted the mix of certain discretionary assets out of less liquid loans to more liquid debt securities. This included the sale of $10.7 billion of residential mortgage loans with standby insurance agreements and purchase of agency securities, and the sale of $6.7 billion of nonperforming and other delinquent loans. Though the Global Markets balance sheet was relatively stable, there was a decrease of $11.8 billion in low-margin prime brokerage loans. Ending deposits remained relatively unchanged as we took actions to optimize the LCR liquidity value of deposits while growing retail deposits. Additionally, from a capital standpoint, $6.0 billion of preferred stock was issued during the year and amendments to our outstanding Series T preferred stock also improved Basel 3 Tier 1 regulatory capital.
Assets
Year-end total assets remained relatively unchanged from December 31, 2013, though the asset mix changed in connection with preparing for the new Basel 3 LCR requirements as discussed above. The key drivers were increased debt securities due to purchases of U.S. Treasury securities, and higher cash and cash equivalents from higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks. These increases were largely offset by a decline in consumer loan balances due to paydowns, sales of residential loans with long-term standby agreements, nonperforming and delinquent loan sales and net charge-offs collectively outpacing new originations, and declines in all other assets and in trading account assets.
Cash and Cash Equivalents
Year-end and average cash and cash equivalents increased $7.3 billion from December 31, 2013 and $32.1 billion in 2014 driven by an increase in interest-bearing deposits with the Federal Reserve and non-U.S. central banks in connection with preparing for the Basel 3 LCR requirements. For more information, see Liquidity Risk – Basel 3 Liquidity Standards on page 67.

27 Bank of America 2014

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. Year-end federal funds sold and securities borrowed or purchased under agreements to resell increased $1.5 billion from December 31, 2013 driven by matched-book activity, partially offset by roll-off of supranational positions and a mix shift into securities. Average federal funds sold and securities borrowed or purchased under agreements to resell decreased $1.8 billion in 2014 compared to 2013 due to lower matched-book activity.
Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Year-end trading account assets decreased $9.2 billion primarily due to lower equity securities inventory as a result of a decrease in client hedging activity. Average trading account assets decreased $15.4 billion primarily due to a reduction in U.S. Treasury securities inventory.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, MBS, principally agency MBS, foreign bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create economically attractive returns on these investments. Year-end and average debt securities increased $56.5 billion and $13.7 billion primarily due to net purchases of U.S. Treasury securities driven by the new LCR rules, and increases in the fair value of available-for-sale (AFS) debt securities resulting from the impact of lower interest rates. For more information on debt securities, see Note 3 – Securities to the Consolidated Financial Statements.
Loans and Leases
Year-end and average loans and leases decreased $46.8 billion and $14.7 billion. The decreases were primarily driven by a decline in consumer loan balances due to paydowns, loan sales and net charge-offs outpacing new originations, and a decline in commercial loan balances. For more information on the loan portfolio, see Credit Risk Management on page 70.
Allowance for Loan and Lease Losses
Year-end and average allowance for loan and lease losses decreased $3.0 billion and $5.2 billion primarily due to the impact of improvements in credit quality from the improving economy. For more information, see Allowance for Credit Losses on page 95.
All Other Assets
Year-end all other assets decreased $10.0 billion driven by other earning assets and time deposits placed, partially offset by an increase in derivative assets. Average all other assets decreased $36.9 billion primarily driven by lower customer and other receivables, time deposits placed, loans held-for-sale (LHFS) and derivative assets.

Liabilities
At December 31, 2014, total liabilities were approximately $1.9 trillion, down $8.5 billion from December 31, 2013, driven by planned reductions in short-term borrowings and long-term debt as well as a decrease in trading account liabilities, partially offset by increases in all other liabilities.
Deposits
Year-end deposits remained relatively unchanged from December 31, 2013 due to declines in Global Banking offset by an increase in retail deposits. Average deposits increased $34.5 billion primarily driven by customer and client shifts into more liquid products in the low rate environment.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Year-end federal funds purchased and securities loaned or sold under agreements to repurchase increased $3.2 billion primarily driven by matched-book activity. Average federal funds purchased and securities loaned or sold under agreements to repurchase decreased $41.8 billion primarily due to targeted reductions in the balance sheet.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, corporate securities, and non-U.S. sovereign debt. Year-end and average trading account liabilities decreased $9.3 billion and $1.2 billion primarily due to lower levels of short U.S. Treasury positions.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Year-end and average short-term borrowings decreased $14.8 billion and $1.9 billion due to planned reductions in FHLB borrowings. For more information on short-term borrowings, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings to the Consolidated Financial Statements.
Long-term Debt
Year-end and average long-term debt decreased $6.5 billion and $9.8 billion. The decreases were a result of maturities outpacing new issuances. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
Year-end all other liabilities increased $19.3 billion driven by increases in derivative liabilities and payables. Average all other liabilities decreased $2.2 billion driven by decreases in payables and derivative liabilities.

Bank of America 2014 28

Shareholders’ Equity
Year-end shareholders’ equity increased $10.8 billion driven by issuances of preferred stock, an increase in accumulated other comprehensive income (OCI) due to a positive net change in the fair value of AFS debt securities, and earnings, partially offset by common stock repurchases and dividends. Average shareholders’ equity increased $4.5 billion driven by earnings and accumulated OCI, partially offset by common stock repurchases and dividends.
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
Cash and cash equivalents increased $7.3 billion during 2014 due to net cash provided by operating activities, partially offset by net cash used in financing and investing activities. This reflects actions taken in preparation for the Basel 3 LCR requirements. These changes were primarily due to higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks as well as the sale of residential mortgage loans with standby insurance agreements and the purchase of agency securities, and the sale of nonperforming and other delinquent loans to further optimize the balance sheet. Cash and cash equivalents increased $20.6 billion during 2013 due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities.
During 2014, net cash provided by operating activities was $26.7 billion. The more significant drivers included net decreases in trading and derivative instruments, as well as a net increase in accrued expenses and other liabilities. During 2013, net cash provided by operating activities was $92.8 billion. The more significant drivers included net decreases in other assets, and trading and derivative instruments, as well as net proceeds from sales, securitizations and paydowns of LHFS.
During 2014, net cash used in investing activities was $4.2 billion, primarily driven by net purchases of debt securities, partially offset by net decreases in loans and leases. During 2013, net cash provided by investing activities was $25.1 billion, primarily driven by a decrease in federal funds sold and securities borrowed or purchased under agreements to resell and net sales of debt securities, partially offset by a net increase in loans and leases.
During 2014, net cash used in financing activities of $12.2 billion primarily reflected a reduction in short-term borrowings, partially offset by the issuance of preferred stock. During 2013, the net cash used in financing activities of $95.4 billion primarily reflected a decrease in federal funds purchased and securities loaned or sold under agreements to repurchase and net reductions in long-term debt, partially offset by growth in short-term borrowings and deposits.

29 Bank of America 2014

Table 7	Five-year Summary of Selected Financial Data

(In millions, except per share information)		2014	2013	2012	2011	2010
Income statement
Net interest income		$39,952	$42,265	$40,656	$44,616	$51,523
Noninterest income		44,295	46,677	42,678	48,838	58,697
Total revenue, net of interest expense		84,247	88,942	83,334	93,454	110,220
Provision for credit losses		2,275	3,556	8,169	13,410	28,435
Goodwill impairment		—	—	—	3,184	12,400
Merger and restructuring charges		—	—	—	638	1,820
All other noninterest expense		75,117	69,214	72,093	76,452	68,888
Income (loss) before income taxes		6,855	16,172	3,072	(230)	(1,323)
Income tax expense (benefit)		2,022	4,741	(1,116)	(1,676)	915
Net income (loss)		4,833	11,431	4,188	1,446	(2,238)
Net income (loss) applicable to common shareholders		3,789	10,082	2,760	85	(3,595)
Average common shares issued and outstanding		10,528	10,731	10,746	10,143	9,790
Average diluted common shares issued and outstanding (1)		10,585	11,491	10,841	10,255	9,790
Performance ratios
Return on average assets		0.23%	0.53%	0.19%	0.06%	n/m
Return on average common shareholders’ equity		1.70	4.62	1.27	0.04	n/m
Return on average tangible common shareholders’ equity (2)		2.52	6.97	1.94	0.06	n/m
Return on average tangible shareholders’ equity (2)		2.92	7.13	2.60	0.96	n/m
Total ending equity to total ending assets		11.57	11.07	10.72	10.81	10.08%
Total average equity to total average assets		11.11	10.81	10.75	9.98	9.56
Dividend payout		33.31	4.25	15.86	n/m	n/m
Per common share data
Earnings (loss)		$0.36	$0.94	$0.26	$0.01	$(0.37)
Diluted earnings (loss) (1)		0.36	0.90	0.25	0.01	(0.37)
Dividends paid		0.12	0.04	0.04	0.04	0.04
Book value		21.32	20.71	20.24	20.09	20.99
Tangible book value (2)		14.43	13.79	13.36	12.95	12.98
Market price per share of common stock
Closing		$17.89	$15.57	$11.61	$5.56	$13.34
High closing		18.13	15.88	11.61	15.25	19.48
Low closing		14.51	11.03	5.80	4.99	10.95
Market capitalization		$188,141	$164,914	$125,136	$58,580	$134,536

(1)
The diluted earnings (loss) per common share excluded the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in 2010 because of the net loss applicable to common shareholders.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios, see Supplemental Financial Data on page 32, and for corresponding reconciliations to GAAP financial measures, see Statistical Table XV on page 134.

(3)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 70.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 39, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 89 and corresponding Table 48.

(6)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(7)
Net charge-offs exclude $810 million, $2.3 billion and $2.8 billion of write-offs in the purchased credit-impaired loan portfolio for 2014, 2013 and 2012, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

(8)	There were no write-offs of PCI loans in 2011 and 2010.

(9)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting Common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) at December 31, 2013. Basel 1 did not include the Basel 1 – 2013 Rules prior to 2013.

n/a = not applicable
n/m = not meaningful

Bank of America 2014 30

Table 7	Five-year Summary of Selected Financial Data (continued)

(Dollars in millions)	2014	2013	2012	2011	2010
Average balance sheet
Total loans and leases	$903,901	$918,641	$898,768	$938,096	$958,331
Total assets	2,145,590	2,163,513	2,191,356	2,296,322	2,439,606
Total deposits	1,124,207	1,089,735	1,047,782	1,035,802	988,586
Long-term debt	253,607	263,417	316,393	421,229	490,497
Common shareholders’ equity	223,066	218,468	216,996	211,709	212,686
Total shareholders’ equity	238,476	233,947	235,677	229,095	233,235
Asset quality (3)
Allowance for credit losses (4)	$14,947	$17,912	$24,692	$34,497	$43,073
Nonperforming loans, leases and foreclosed properties (5)	12,629	17,772	23,555	27,708	32,664
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.65%	1.90%	2.69%	3.68%	4.47%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	121	102	107	135	136
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (5)	107	87	82	101	116
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6)	$5,944	$7,680	$12,021	$17,490	$22,908
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5, 6)	71%	57%	54%	65%	62%
Net charge-offs (7)	$4,383	$7,897	$14,908	$20,833	$34,334
Net charge-offs as a percentage of average loans and leases outstanding (5, 7)	0.49%	0.87%	1.67%	2.24%	3.60%
Net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (5)	0.50	0.90	1.73	2.32	3.73
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5, 8)	0.58	1.13	1.99	2.24	3.60
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	1.37	1.87	2.52	2.74	3.27
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	1.45	1.93	2.62	3.01	3.48
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (7)	3.29	2.21	1.62	1.62	1.22
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs, excluding the PCI loan portfolio	2.91	1.89	1.25	1.22	1.04
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs (8)	2.78	1.70	1.36	1.62	1.22
Capital ratios at year end (9)
Risk-based capital:
Common equity tier 1 capital	12.3%	n/a	n/a	n/a	n/a
Tier 1 common capital	n/a	10.9%	10.8%	9.7%	8.5%
Tier 1 capital	13.4	12.2	12.7	12.2	11.1
Total capital	16.5	15.1	16.1	16.6	15.7
Tier 1 leverage	8.2	7.7	7.2	7.4	7.1
Tangible equity (2)	8.4	7.9	7.6	7.5	6.8
Tangible common equity (2)	7.5	7.2	6.7	6.6	6.0
For footnotes see page 30.

31 Bank of America 2014

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
We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders’ equity or common shareholders’ equity amount which has been reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models use both return on average tangible common shareholders’ equity and return on average tangible shareholders’ equity as key measures to support our overall growth goals. These ratios are as follows:

•
Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of adjusted common shareholders’ equity. The tangible common equity ratio represents adjusted ending common shareholders’ equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•
Return on average tangible shareholders’ equity measures our earnings contribution as a percentage of adjusted average total shareholders’ equity. The tangible equity ratio represents adjusted ending shareholders’ equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

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
We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Business Segment Operations on page 34 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
Statistical Tables XV, XVI and XVII on pages 134, 135 and 136 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8	Five-year Supplemental Financial Data

(Dollars in millions, except per share information)		2014	2013	2012	2011	2010
Fully taxable-equivalent basis data
Net interest income		$40,821	$43,124	$41,557	$45,588	$52,693
Total revenue, net of interest expense		85,116	89,801	84,235	94,426	111,390
Net interest yield (1)		2.25%	2.37%	2.24%	2.38%	2.59%
Efficiency ratio		88.25	77.07	85.59	85.01	74.61
Performance ratios, excluding goodwill impairment charges (2)
Per common share information
Earnings					$0.32	$0.87
Diluted earnings					0.32	0.86
Efficiency ratio (FTE basis)					81.64%	63.48%
Return on average assets					0.20	0.42
Return on average common shareholders’ equity					1.54	4.14
Return on average tangible common shareholders’ equity					2.46	7.03
Return on average tangible shareholders’ equity					3.08	7.11

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

Bank of America 2014 32

Net Interest Income Excluding Trading-related Net Interest Income
We manage net interest income on an FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 46, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on an FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 9 provides additional clarity in assessing our results.

Table 9	Net Interest Income Excluding Trading-related Net Interest Income

(Dollars in millions)	2014	2013
Net interest income (FTE basis)
As reported	$40,821	$43,124
Impact of trading-related net interest income	(3,615)	(3,852)
Net interest income excluding trading-related net interest income (1)	$37,206	$39,272
Average earning assets (2)
As reported	$1,814,930	$1,819,548
Impact of trading-related earning assets	(445,760)	(468,999)
Average earning assets excluding trading-related earning assets (1)	$1,369,170	$1,350,549
Net interest yield contribution (FTE basis) (2)
As reported	2.25%	2.37%
Impact of trading-related activities	0.47	0.54
Net interest yield on earning assets excluding trading-related activities (1)	2.72%	2.91%

(1)	Represents a non-GAAP financial measure.

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

Net interest income excluding trading-related net interest income decreased $2.1 billion to $37.2 billion for 2014 compared to 2013. The decline was primarily due to the impact of market-related premium amortization as lower long-term interest rates shortened the expected lives of the securities, lower loan yields and consumer loan balances, and lower net interest income from the ALM portfolio. Market-related premium amortization was an expense of $1.2 billion in 2014 compared to a benefit of $784 million in 2013. Partially offsetting the decline were reductions in funding yields, lower long-term debt balances and commercial loan growth. For more information on the impact of interest rates, see Interest Rate Risk Management for Non-trading Activities on page 105. For more information on market-related premium amortization, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Average earning assets excluding trading-related earning assets increased $18.6 billion to $1,369.2 billion for 2014 compared to 2013. The increase was primarily in interest-bearing deposits with the Federal Reserve and commercial loans, partially offset by declines in consumer loans and other earning assets.
Net interest yield on earning assets excluding trading-related activities decreased 19 bps to 2.72 percent for 2014 compared to 2013 due to the same factors as described above.

33 Bank of America 2014

Business Segment Operations
Segment Description and Basis of Presentation
We report the results of our operations through five business segments: CBB, CRES, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. The primary activities, products or businesses of the business segments and All Other as of December 31, 2014 are shown below. For additional detailed information, see the business segment and All Other discussions which follow.
Effective January 1, 2015, to align the segments with how we manage the businesses in 2015, the Corporation changed its basis of segment presentation as follows: the Home Loans subsegment within CRES was moved to CBB, and Legacy Assets & Servicing became a separate segment. Also, a portion of the Business Banking business, based on the size of the client relationship, was moved from CBB to Global Banking. Prior periods will be restated to conform to the new segment alignment.

Bank of America 2014 34

We prepare and evaluate segment results using certain non-GAAP measures. For additional information, see Supplemental Financial Data on page 32. Table 10 provides selected summary financial data for our business segments and All Other for 2014 and 2013.

Table 10	Business Segment Results

	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer & Business Banking	$29,862	$29,864	$2,633	$3,107	$15,911	$16,260	$7,096	$6,647
Consumer Real Estate Services	4,848	7,715	160	(156)	23,226	15,815	(13,395)	(5,031)
Global Wealth & Investment Management	18,404	17,790	14	56	13,647	13,033	2,974	2,977
Global Banking	16,598	16,479	336	1,075	7,681	7,551	5,435	4,973
Global Markets	16,119	15,390	110	140	11,771	11,996	2,719	1,153
All Other	(715)	2,563	(978)	(666)	2,881	4,559	4	712
Total FTE basis	85,116	89,801	2,275	3,556	75,117	69,214	4,833	11,431
FTE adjustment	(869)	(859)	—	—	—	—	—	—
Total Consolidated	$84,247	$88,942	$2,275	$3,556	$75,117	$69,214	$4,833	$11,431

(1)
Total revenue is net of interest expense and is on an FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure, see Supplemental Financial Data on page 32, and for a corresponding reconciliation to a GAAP financial measure, see Statistical Table XV.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation’s internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 55. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

During 2014, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, Basel 3 Standardized and Advanced risk-weighted assets, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, we adjusted the amount of capital being allocated to our business segments. This change resulted in a reduction of unallocated capital, which is included in All Other, and an aggregate increase in the amount of capital being allocated to the business segments, primarily Global Banking and Global Markets.
For more information on the business segments and reconciliations to consolidated total revenue, net income and year-end total assets, see Note 24 – Business Segment Information to the Consolidated Financial Statements.

35 Bank of America 2014

Consumer & Business Banking

	Deposits		Consumer Lending		Total Consumer & Business Banking
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$10,259	$9,807	$9,426	$10,243	$19,685	$20,050	(2)%
Noninterest income:
Card income	68	60	4,834	4,744	4,902	4,804	2
Service charges	4,364	4,206	1	1	4,365	4,207	4
All other income	552	509	358	294	910	803	13
Total noninterest income	4,984	4,775	5,193	5,039	10,177	9,814	4
Total revenue, net of interest expense (FTE basis)	15,243	14,582	14,619	15,282	29,862	29,864	—

Provision for credit losses	254	299	2,379	2,808	2,633	3,107	(15)
Noninterest expense	10,448	10,930	5,463	5,330	15,911	16,260	(2)
Income before income taxes (FTE basis)	4,541	3,353	6,777	7,144	11,318	10,497	8
Income tax expense (FTE basis)	1,694	1,230	2,528	2,620	4,222	3,850	10
Net income	$2,847	$2,123	$4,249	$4,524	$7,096	$6,647	7

Net interest yield (FTE basis)	1.87%	1.88%	6.77%	7.18%	3.48%	3.72%
Return on average allocated capital	17	14	33	31	24	22
Efficiency ratio (FTE basis)	68.54	74.95	37.38	34.88	53.28	54.44

Balance Sheet

Average
Total loans and leases	$22,388	$22,445	$138,721	$142,129	$161,109	$164,574	(2)
Total earning assets (1)	548,096	522,938	139,145	142,721	565,700	539,241	5
Total assets (1)	580,857	555,687	148,579	151,434	607,895	580,703	5
Total deposits	542,589	518,407	n/m	n/m	543,441	518,904	5
Allocated capital	16,500	15,400	13,000	14,600	29,500	30,000	(2)

Year end
Total loans and leases	$22,284	$22,578	$141,132	$142,516	$163,416	$165,094	(1)
Total earning assets (1)	560,130	535,061	141,216	143,917	579,283	550,698	5
Total assets (1)	593,485	567,918	150,956	153,376	622,378	593,014	5
Total deposits	555,539	530,860	n/m	n/m	556,568	531,608	5

(1)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful
CBB, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 4,800 banking centers, 15,800 ATMs, nationwide call centers, and online and mobile platforms.
CBB Results
Net income for CBB increased $449 million to $7.1 billion in 2014 compared to 2013 primarily driven by lower provision for credit losses, higher noninterest income and lower noninterest expense, partially offset by lower net interest income. Net interest income decreased $365 million to $19.7 billion due to lower average loan balances and card yields, partially offset by the beneficial impact of an increase in investable assets as a result of higher deposit balances. Noninterest income increased $363 million to $10.2 billion primarily due to portfolio divestiture gains, higher service charges and higher card income, partially offset by lower revenue from consumer protection products.
The provision for credit losses decreased $474 million to $2.6 billion in 2014 primarily as a result of improvements in credit quality. Noninterest expense decreased $349 million to $15.9 billion primarily driven by lower operating, litigation and Federal Deposit Insurance Corporation (FDIC) expenses.
The return on average allocated capital was 24 percent, up from 22 percent, reflecting an increase in net income combined with a small decrease in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 34.
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

Bank of America 2014 36

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
Net income for Deposits increased $724 million to $2.8 billion in 2014 driven by higher revenue and a decrease in noninterest expense. Net interest income increased $452 million to $10.3 billion primarily driven by a combination of pricing discipline and the beneficial impact of an increase in investable assets as a result of higher deposit balances. Noninterest income increased $209 million to $5.0 billion primarily due to higher deposit service charges.
The provision for credit losses decreased $45 million to $254 million as a result of improvement in credit quality. Noninterest expense decreased $482 million to $10.4 billion due to lower operating expenses, driven in part by a reduction in banking centers as customers migrate to self-service touchpoints, in addition to lower FDIC and litigation expense.
Average deposits increased $24.2 billion to $542.6 billion in 2014 driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $34.7 billion was partially offset by a decline in time deposits of $10.5 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by five bps to six bps.

Key Statistics – Deposits

	2014	2013
Total deposit spreads (excludes noninterest costs)	1.59%	1.52%

Year end
Client brokerage assets (in millions)	$113,763	$96,048
Online banking active accounts (units in thousands)	30,904	29,950
Mobile banking active accounts (units in thousands)	16,539	14,395
Banking centers	4,855	5,151
ATMs	15,838	16,259
Client brokerage assets increased $17.7 billion in 2014 driven by new accounts, increased account flows and higher market valuations. Mobile banking active accounts increased 2.1 million reflecting continuing changes in our customers’ banking preferences. The number of banking centers declined 296 and ATMs declined 421 as we continue to optimize our consumer banking network and improve our cost-to-serve.

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
Net income for Consumer Lending decreased $275 million to $4.2 billion in 2014 primarily due to lower net interest income and higher noninterest expense, partially offset by lower provision for credit losses and higher noninterest income. Net interest income decreased $817 million to $9.4 billion driven by the impact of lower average loan balances and card yields. Noninterest income increased $154 million to $5.2 billion driven by portfolio divestiture gains and higher card income, partially offset by lower revenue from consumer protection products.
The provision for credit losses decreased $429 million to $2.4 billion in 2014 as a result of continued improvement in credit quality, due in part to lower delinquencies. Noninterest expense increased $133 million to $5.5 billion driven by higher operating expenses, partially offset by lower litigation expense.
Average loans decreased $3.4 billion to $138.7 billion in 2014 primarily driven by the net migration of credit card loan balances to GWIM as described above, continued run-off of non-core portfolios and portfolio divestitures, partially offset by an increase in small business lending and consumer auto loans.

Key Statistics – Consumer Lending

(Dollars in millions)	2014	2013
Total U.S. credit card (1)
Gross interest yield	9.34%	9.73%
Risk-adjusted margin	9.44	8.68
New accounts (in thousands)	4,541	3,911
Purchase volumes	$212,088	$205,914
Debit card purchase volumes	$272,576	$267,087

(1)	Total U.S. credit card includes portfolios in CBB and GWIM.
During 2014, the total U.S. credit card risk-adjusted margin increased 76 bps due to an improvement in credit quality and portfolio divestiture gains. Total U.S. credit card purchase volumes increased $6.2 billion to $212.1 billion and debit card purchase volumes increased $5.5 billion to $272.6 billion, reflecting higher levels of consumer spending.

37 Bank of America 2014

Consumer Real Estate Services

	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2014	2013	2014	2013	2014	2013	% Change
Net interest income (FTE basis)	$1,315	$1,349	$1,516	$1,541	$2,831	$2,890	(2)%
Noninterest income:
Mortgage banking income	813	1,916	1,053	2,669	1,866	4,585	(59)
All other income (loss)	40	(6)	111	246	151	240	(37)
Total noninterest income	853	1,910	1,164	2,915	2,017	4,825	(58)
Total revenue, net of interest expense (FTE basis)	2,168	3,259	2,680	4,456	4,848	7,715	(37)

Provision for credit losses	33	127	127	(283)	160	(156)	n/m
Noninterest expense	2,587	3,334	20,639	12,481	23,226	15,815	47
Loss before income taxes (FTE basis)	(452)	(202)	(18,086)	(7,742)	(18,538)	(7,944)	133
Income tax benefit (FTE basis)	(169)	(74)	(4,974)	(2,839)	(5,143)	(2,913)	77
Net loss	$(283)	$(128)	$(13,112)	$(4,903)	$(13,395)	$(5,031)	n/m

Net interest yield (FTE basis)	2.40%	2.54%	4.03%	3.19%	3.06%	2.85%

Balance Sheet

Average
Total loans and leases	$52,336	$47,675	$35,941	$42,603	$88,277	$90,278	(2)
Total earning assets	54,778	53,148	37,593	48,272	92,371	101,420	(9)
Total assets	54,751	53,426	52,134	67,130	106,885	120,556	(11)
Allocated capital	6,000	6,000	17,000	18,000	23,000	24,000	(4)

Year end
Total loans and leases	$54,917	$51,021	$33,055	$38,732	$87,972	$89,753	(2)
Total earning assets	57,881	54,071	33,922	43,092	91,803	97,163	(6)
Total assets	57,772	53,933	45,958	59,458	103,730	113,391	(9)
n/m = not meaningful
CRES operations include Home Loans and Legacy Assets & Servicing. Home Loans is responsible for ongoing residential first mortgage and home equity loan production activities and the CRES home equity loan portfolio not selected for inclusion in the Legacy Assets & Servicing owned portfolio. Legacy Assets & Servicing is responsible for our mortgage servicing activities related to loans serviced for others and loans held by the Corporation, including loans that have been designated as the Legacy Assets & Servicing Portfolios. The Legacy Assets & Servicing Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 39. In addition, Legacy Assets & Servicing is responsible for managing legacy exposures related to CRES (e.g., litigation, representations and warranties). This alignment allows CRES management to lead the ongoing Home Loans business while also providing focus on legacy mortgage issues and servicing activities.
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
CRES Results
The net loss for CRES increased $8.4 billion to a net loss of $13.4 billion for 2014 compared to 2013 primarily driven by higher litigation expense, which is included in noninterest expense, as a result of the settlements with the DoJ and FHFA, a lower tax benefit rate resulting from the non-deductible treatment of a portion of the settlement with the DoJ, lower mortgage banking income and higher provision for credit losses.
Mortgage banking income decreased $2.7 billion due to both lower servicing income and core production revenue, partially offset by a lower representations and warranties provision. The provision for credit losses increased $316 million to $160 million driven by additional costs associated with the consumer relief portion of the settlement with the DoJ, partially offset by the continued improvement in portfolio trends including increased home prices. Noninterest expense increased $7.4 billion primarily due to a $11.4 billion increase in litigation expense as a result of the settlements with the DoJ and FHFA. Excluding litigation,

Bank of America 2014 38

noninterest expense decreased $4.0 billion to $8.0 billion driven by a decline in default-related servicing expenses, including mortgage-related assessments, waivers and similar costs related to foreclosure delays in Legacy Assets & Servicing and a decline in personnel expense resulting from lower loan originations in Home Loans.
Home Loans
Home Loans products are available to our customers through our retail network, direct telephone and online access delivered by a sales force of nearly 2,500 mortgage loan officers, including 1,500 banking center mortgage loan officers covering 2,600 banking centers, and a nearly 700-person centralized sales force based in five call centers.
The net loss for Home Loans increased $155 million to a net loss of $283 million driven by lower mortgage banking income, partially offset by lower noninterest expense and lower provision for credit losses. Mortgage banking income decreased $1.1 billion due to a decline in core production revenue as a result of lower first mortgage origination volumes, and to a lesser extent, industry-wide margin compression. The provision for credit losses decreased $94 million reflecting continued improvement in portfolio trends including increased home prices. Noninterest expense decreased $747 million primarily due to lower personnel expense resulting from lower loan originations.
Legacy Assets & Servicing
Legacy Assets & Servicing is responsible for all of our in-house servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 26 percent, 30 percent and 39 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at December 31, 2014, 2013 and 2012, respectively. In addition, Legacy Assets & Servicing is responsible for managing subservicing agreements.
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
Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit, accounting for and remitting principal and interest payments to investors and escrow payments to third parties, and responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervision of foreclosures and property dispositions. Prior to foreclosure, Legacy Assets & Servicing evaluates various workout options in an effort to help our customers avoid foreclosure. For more information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 53.
The net loss for Legacy Assets & Servicing increased $8.2 billion to a net loss of $13.1 billion driven by higher litigation expense, which is included in noninterest expense, a lower tax benefit rate resulting from the non-deductible treatment of a portion of the settlement with the DoJ, lower mortgage banking income and higher provision for credit losses.
Mortgage banking income decreased $1.6 billion primarily driven by a decline in servicing income due to a smaller servicing portfolio combined with less favorable MSR net-of-hedge performance. The provision for credit losses increased $410 million primarily due to additional costs associated with the consumer relief portion of the settlement with the DoJ.
Noninterest expense increased $8.2 billion due to higher litigation expense as a result of the settlements with the DoJ and FHFA. Excluding litigation, noninterest expense decreased $3.3 billion to $5.4 billion driven by a decrease in default-related servicing expenses, including mortgage-related assessments, waivers and similar costs related to foreclosure delays. We expect that noninterest expense in Legacy Assets & Servicing, excluding litigation expense, will decline to approximately $800 million per quarter by the end of 2015.
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
Legacy Owned Portfolio
The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. The home equity loan portfolio is held on the balance sheet of Legacy Assets & Servicing, and the residential mortgage loan portfolio is held on the balance sheet of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $22.2 billion in 2014 to $89.9 billion at December 31, 2014, of which $33.1 billion were held on the Legacy Assets & Servicing balance sheet and the remainder was held on the balance sheet of All Other. The decrease was primarily related to paydowns, loan sales, PCI write-offs and charge-offs.

39 Bank of America 2014

Legacy Serviced Portfolio
The Legacy Serviced Portfolio includes loans serviced by Legacy Assets & Servicing in both the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 24 percent, 28 percent and 38 percent of the total residential mortgage serviced portfolio of $609 billion, $719 billion and $1.2 trillion, as measured by unpaid principal balance, at December 31, 2014, 2013 and 2012, respectively. The decline in the Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales, loan sales and other servicing transfers, paydowns and payoffs.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)

	December 31
(Dollars in billions)	2014	2013	2012
Unpaid principal balance
Residential mortgage loans
Total	$148	$203	$467
60 days or more past due	25	49	137

Number of loans serviced (in thousands)
Residential mortgage loans
Total	794	1,083	2,542
60 days or more past due	135	258	649

(1)	Excludes $34 billion, $39 billion and $52 billion of home equity loans and HELOCs at December 31, 2014, 2013 and 2012, respectively.
Non-Legacy Portfolio
As previously discussed, Legacy Assets & Servicing is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 76 percent, 72 percent and 62 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at December 31, 2014, 2013 and 2012, respectively. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to MSR sales and other servicing transfers, paydowns and payoffs.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)

	December 31
(Dollars in billions)	2014	2013	2012
Unpaid principal balance
Residential mortgage loans
Total	$461	$516	$755
60 days or more past due	9	12	22

Number of loans serviced (in thousands)
Residential mortgage loans
Total	2,951	3,267	4,764
60 days or more past due	54	67	124

(1)	Excludes $50 billion, $52 billion and $58 billion of home equity loans and HELOCs at December 31, 2014, 2013 and 2012, respectively.

Mortgage Banking Income
CRES mortgage banking income is categorized into production and servicing income. Core production income is comprised primarily of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and LHFS, the related secondary market execution and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans. Ongoing costs related to representations and warranties and other obligations that were incurred in the sales of mortgage loans in prior periods are also included in production income.
Servicing income includes income earned in connection with servicing activities and MSR valuation adjustments, net of results from risk management activities used to hedge certain market risks of the MSRs. The costs associated with our servicing activities are included in noninterest expense.
The table below summarizes the components of mortgage banking income.

Mortgage Banking Income

(Dollars in millions)	2014	2013
Production income:
Core production revenue	$1,181	$2,543
Representations and warranties provision	(683)	(840)
Total production income	498	1,703
Servicing income:
Servicing fees	1,884	3,030
Amortization of expected cash flows (1)	(818)	(1,043)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	294	867
Other servicing-related revenue	8	28
Total net servicing income	1,368	2,882
Total CRES mortgage banking income	1,866	4,585
Eliminations (3)	(303)	(711)
Total consolidated mortgage banking income	$1,563	$3,874

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio included in All Other and intercompany allocations of servicing costs.
Core production revenue decreased $1.4 billion to $1.2 billion in 2014 due to lower first mortgage origination volumes as described below, and to a lesser extent, industry-wide margin compression. The representations and warranties provision decreased $157 million to $683 million and was primarily related to non-government-sponsored enterprises exposures, partially offset by lower exposure to mortgage insurance companies as a result of settlements in 2014.
Net servicing income decreased $1.5 billion to $1.4 billion driven by lower servicing fees due to a smaller servicing portfolio and less favorable MSR net-of-hedge performance, partially offset by lower amortization of expected cash flows. The decline in the size of our servicing portfolio was driven by strategic sales of MSRs during 2014 and 2013 as well as loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels.

Bank of America 2014 40

Key Statistics

(Dollars in millions, except as noted)	2014		2013
Loan production (1)
Total (2):
First mortgage	$43,290		$83,421
Home equity	11,233		6,361
CRES:
First mortgage	$32,340		$66,913
Home equity	10,286		5,498

Year end
Mortgage serviced portfolio (in billions) (1, 3)	$693		$810
Mortgage loans serviced for investors (in billions) (1)	474		550
Mortgage servicing rights:
Balance (4)	3,271		5,042
Capitalized mortgage servicing rights (% of loans serviced for investors)	69	bps	92	bps

(1)	The above loan production and year-end servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans.

(2)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(3)	Servicing of residential mortgage loans, HELOCs and home equity loans by Legacy Assets & Servicing.

(4)	At December 31, 2014, excludes $259 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.
First mortgage loan originations in CRES and for the total Corporation declined in 2014 compared to 2013 reflecting a decline in the overall mortgage market as higher interest rates throughout most of 2014 drove a decrease in refinances.
During 2014, 60 percent of the total Corporation first mortgage production volume was for refinance originations and 40 percent was for purchase originations compared to 82 percent and 18 percent in 2013. Home Affordable Refinance Program (HARP) refinance originations were six percent of all refinance originations compared to 23 percent in 2013. Making Home Affordable non-HARP refinance originations were 17 percent of all refinance originations compared to 19 percent in 2013. The remaining 77 percent of refinance originations was conventional refinances compared to 58 percent in 2013.
Home equity production for the total Corporation was $11.2 billion for 2014 compared to $6.4 billion for 2013, with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved banking center engagement with customers and more competitive pricing.
Mortgage Servicing Rights
At December 31, 2014, the balance of consumer MSRs managed within CRES, which excludes $259 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $3.3 billion, which represented 69 bps of the related unpaid principal balance compared to $5.0 billion, or 92 bps of the related unpaid principal balance at December 31, 2013. The consumer MSR balance managed within CRES decreased $1.8 billion during 2014 primarily driven by a decrease in value due to lower mortgage rates at December 31, 2014 compared to December 31, 2013, which resulted in higher forecasted prepayment speeds, and the recognition of modeled cash flows, partially offset by additions to the portfolio. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 53. For more information on MSRs, see Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements.

41 Bank of America 2014

Global Wealth & Investment Management

(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$5,836	$6,064	(4)%
Noninterest income:
Investment and brokerage services	10,722	9,709	10
All other income	1,846	2,017	(8)
Total noninterest income	12,568	11,726	7
Total revenue, net of interest expense (FTE basis)	18,404	17,790	3

Provision for credit losses	14	56	(75)
Noninterest expense	13,647	13,033	5
Income before income taxes (FTE basis)	4,743	4,701	1
Income tax expense (FTE basis)	1,769	1,724	3
Net income	$2,974	$2,977	—

Net interest yield (FTE basis)	2.33%	2.41%
Return on average allocated capital	25	30
Efficiency ratio (FTE basis)	74.15	73.26

Balance Sheet

Average
Total loans and leases	$119,775	$111,023	8
Total earning assets	250,747	251,395	—
Total assets	269,279	270,789	(1)
Total deposits	240,242	242,161	(1)
Allocated capital	12,000	10,000	20

Year end
Total loans and leases	$125,431	$115,846	8
Total earning assets	258,219	254,031	2
Total assets	276,587	274,113	1
Total deposits	245,391	244,901	—
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
U.S. Trust, together with MLGWM’s Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Net income remained relatively unchanged in 2014 compared to 2013 as an increase in noninterest income and lower credit costs were offset by lower net interest income and higher noninterest expense.
Net interest income decreased $228 million to $5.8 billion as a result of the low rate environment, partially offset by the impact of loan growth. Noninterest income, primarily investment and brokerage services, increased $842 million to $12.6 billion driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by lower transactional revenue. Noninterest expense increased $614 million to $13.6 billion primarily due to higher revenue-related incentive compensation and support expenses, partially offset by lower other expenses.

Return on average allocated capital was 25 percent, down from 30 percent due to an increase in capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 34.
Revenue by Business
The table below summarizes revenue for MLGWM, U.S. Trust and other GWIM businesses.

Revenue by Business

(Dollars in millions)	2014	2013
Merrill Lynch Global Wealth Management	$15,256	$14,771
U.S. Trust	3,084	2,953
Other (1)	64	66
Total revenue, net of interest expense (FTE basis)	$18,404	$17,790

(1)	Other includes the results of BofA Global Capital Management and other administrative items.
In 2014, revenue from MLGWM was $15.3 billion, up three percent, driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by the impact of the low rate environment on net interest income and lower transactional revenue. In 2014, revenue from U.S. Trust was $3.1 billion, up four percent, driven by increased asset management fees due to the impact of higher market levels and long-term AUM flows.

Bank of America 2014 42

Client Balances
The table below presents client balances which consist of AUM, brokerage assets, assets in custody, deposits, and loans and leases.

Client Balances by Type

	December 31
(Dollars in millions)	2014	2013
Assets under management	$902,872	$821,449
Brokerage assets	1,081,434	1,045,122
Assets in custody	139,555	136,190
Deposits	245,391	244,901
Loans and leases (1)	128,745	118,776
Total client balances	$2,497,997	$2,366,438

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
The increase of $131.6 billion, or six percent, in client balances was driven by higher market levels and long-term AUM flows.

Net Migration Summary
GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances to or from CBB, Global Banking and CRES, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs. In addition to business-as-usual migration during 2013, GWIM identified and transferred a client population with deposit balances of $23.3 billion to CBB and home equity loan balances of $4.5 billion to CRES, while CBB transferred credit card loan balances of $3.2 billion to GWIM.

Net Migration Summary

(Dollars in millions)	2014	2013
Total deposits, net – GWIM from (to) CBB and Global Banking	$1,350	$(20,974)
Total loans, net – GWIM from (to) CBB and CRES	(61)	(1,356)
Total brokerage, net – GWIM from (to) CBB and Global Banking	(2,710)	(1,251)

43 Bank of America 2014

Global Banking

(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$8,999	$8,914	1%
Noninterest income:
Service charges	2,717	2,787	(3)
Investment banking fees	3,213	3,234	(1)
All other income	1,669	1,544	8
Total noninterest income	7,599	7,565	—
Total revenue, net of interest expense (FTE basis)	16,598	16,479	1

Provision for credit losses	336	1,075	(69)
Noninterest expense	7,681	7,551	2
Income before income taxes (FTE basis)	8,581	7,853	9
Income tax expense (FTE basis)	3,146	2,880	9
Net income	$5,435	$4,973	9

Net interest yield (FTE basis)	2.57%	2.97%
Return on average allocated capital	18	22
Efficiency ratio (FTE basis)	46.28	45.82

Balance Sheet

Average
Total loans and leases	$270,164	$257,249	5
Total earning assets	350,668	300,511	17
Total assets	393,721	342,772	15
Total deposits	261,312	236,765	10
Allocated capital	31,000	23,000	35

Year end
Total loans and leases	$272,572	$269,469	1
Total earning assets	336,776	336,606	—
Total assets	379,513	378,659	—
Total deposits	251,344	265,171	(5)
Global Banking, which includes Global Corporate and Global Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also provide investment banking products to our clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker-dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships and not-for-profit companies. Global Corporate Banking includes large global corporations, financial institutions and leasing clients.

Net income for Global Banking increased $462 million to $5.4 billion in 2014 compared to 2013 primarily driven by a reduction in the provision for credit losses and, to a lesser degree, an increase in revenue, partially offset by higher noninterest expense. Revenue increased $119 million to $16.6 billion in 2014 primarily from higher net interest income.
The provision for credit losses decreased $739 million to $336 million in 2014 driven by improved credit quality in the current year, and the prior year included increased reserves from loan growth. Noninterest expense increased $130 million to $7.7 billion in 2014 primarily from additional client-facing personnel expense and higher litigation expense.
Return on average allocated capital was 18 percent in 2014, down from 22 percent in 2013 as growth in earnings was more than offset by increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 34.

Bank of America 2014 44

Global Corporate and Global Commercial Banking
Global Corporate and Global Commercial Banking each include Business Lending and Global Transaction Services (formerly Global Treasury Services) activities. Business Lending includes various lending-related products and services and related hedging activities including commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Transaction Services includes deposits, treasury management, credit card, foreign exchange, and short-term investment and custody solutions to corporate and commercial banking clients.
The table below presents a summary of Global Corporate and Global Commercial Banking results, which exclude certain capital markets activity in Global Banking.

Global Corporate and Global Commercial Banking

	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Revenue
Business Lending	$3,421	$3,432	$3,936	$3,967	$7,357	$7,399
Global Transaction Services	3,027	2,804	2,893	2,939	5,920	5,743
Total revenue, net of interest expense	$6,448	$6,236	$6,829	$6,906	$13,277	$13,142

Balance Sheet
Average
Total loans and leases	$129,610	$126,630	$140,539	$130,606	$270,149	$257,236
Total deposits	143,649	128,198	117,664	108,532	261,313	236,730

Year end
Total loans and leases	$131,019	$130,066	$141,555	$139,401	$272,574	$269,467
Total deposits	130,557	144,312	120,787	120,860	251,344	265,172
Business Lending revenue in Global Corporate Banking and Global Commercial Banking remained relatively unchanged in 2014 compared to 2013 as the impact of growth in average loan balances was offset by spread compression.
Global Transaction Services revenue in Global Corporate Banking increased $223 million in 2014 driven by the impact of growth in U.S. and non-U.S. deposit balances. Global Transaction Services revenue in Global Commercial Banking remained relatively unchanged as the impact of higher deposit balances was more than offset by spread compression.
Average loans and leases in Global Corporate and Global Commercial Banking increased five percent in 2014 driven by growth in the commercial and industrial and commercial real estate portfolios. Average deposits in Global Corporate and Global Commercial Banking increased 10 percent in 2014 due to client liquidity and international growth.
Investment Banking
Client teams and product specialists underwrite and distribute debt, equity and loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. To provide a complete discussion of our consolidated investment banking fees, the table below presents total Corporation investment banking fees including the portion attributable to Global Banking.

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2014	2013	2014	2013
Products
Advisory	$1,098	$1,019	$1,207	$1,125
Debt issuance	1,532	1,620	3,583	3,804
Equity issuance	583	595	1,490	1,472
Gross investment banking fees	3,213	3,234	6,280	6,401
Self-led deals	(91)	(92)	(215)	(275)
Total investment banking fees	$3,122	$3,142	$6,065	$6,126
Total Corporation investment banking fees of $6.1 billion, excluding self-led deals, included within Global Banking and Global Markets, remained relatively unchanged in 2014 compared to 2013 as strong investment-grade underwriting and advisory fees were offset by lower underwriting fees for other debt products.

45 Bank of America 2014

Global Markets

(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$3,986	$4,224	(6)%
Noninterest income:
Investment and brokerage services	2,163	2,046	6
Investment banking fees	2,743	2,724	1
Trading account profits	5,997	6,734	(11)
All other income (loss)	1,230	(338)	n/m
Total noninterest income	12,133	11,166	9
Total revenue, net of interest expense (FTE basis)	16,119	15,390	5

Provision for credit losses	110	140	(21)
Noninterest expense	11,771	11,996	(2)
Income before income taxes (FTE basis)	4,238	3,254	30
Income tax expense (FTE basis)	1,519	2,101	(28)
Net income	$2,719	$1,153	136

Return on average allocated capital	8%	4%
Efficiency ratio (FTE basis)	73.03	77.94

Balance Sheet

Average
Total trading-related assets (1)	$449,814	$468,934	(4)
Total loans and leases	62,064	60,057	3
Total earning assets (1)	461,179	481,433	(4)
Total assets	607,538	632,681	(4)
Allocated capital	34,000	30,000	13

Year end
Total trading-related assets (1)	$418,860	$411,080	2
Total loans and leases	59,388	67,381	(12)
Total earning assets (1)	421,799	432,807	(3)
Total assets	579,514	575,472	1

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful
Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities (ABS). In addition, the economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 45.

Net income for Global Markets increased $1.6 billion to $2.7 billion in 2014 compared to 2013. In 2014, we adopted a funding valuation adjustment into our valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where we are not permitted to use the collateral we receive. This change in estimate resulted in a net FVA pretax charge of $497 million. Excluding net DVA/FVA and charges in 2013 related to the U.K. corporate income tax rate reduction, net income decreased $140 million to $2.9 billion primarily driven by lower trading account profits and net interest income, partially offset by a decrease in noninterest expense, a $240 million gain in 2014 related to the initial public offering (IPO) of an equity investment and higher investment and brokerage services income. Results for 2013 included a $450 million write-down of a monoline receivable due to the settlement of a legacy matter. Net DVA/FVA losses were $240 million compared to losses of $1.2 billion in 2013. Noninterest expense decreased $225 million to $11.8 billion due to lower litigation expense and revenue-related incentives, partially offset by higher technology costs and investments in infrastructure.
Average earning assets decreased $20.3 billion to $461.2 billion in 2014 largely driven by a decrease in trading assets to further optimize the balance sheet.

Bank of America 2014 46

Year-end loans and leases decreased $8.0 billion in 2014 due to a decrease in low-margin prime brokerage loans.
The return on average allocated capital was eight percent, up from four percent, largely driven by higher net income, partially offset by an increase in allocated capital. Excluding net DVA/FVA and charges in 2013 related to the U.K. corporate income tax rate reduction, the return on average allocated capital was eight percent, a decrease from 10 percent, driven by lower net income, excluding net DVA/FVA and the tax change, and an increase in allocated capital.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, residential mortgage-backed securities (RMBS), collateralized loan obligations (CLOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue excluding the impact of net DVA/FVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)

(Dollars in millions)	2014	2013
Sales and trading revenue
Fixed income, currencies and commodities	$8,706	$8,231
Equities	4,215	4,180
Total sales and trading revenue	$12,921	$12,411

Sales and trading revenue, excluding net DVA/FVA (3)
Fixed income, currencies and commodities	$9,013	$9,345
Equities	4,148	4,224
Total sales and trading revenue, excluding net DVA/FVA	$13,161	$13,569

(1)	Includes FTE adjustments of $181 million and $180 million for 2014 and 2013. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $382 million and $385 million for 2014 and 2013.

(3)
FICC and Equities sales and trading revenue, excluding the impact of net DVA and FVA, is a non-GAAP financial measure. FICC net DVA/FVA losses were $307 million for 2014 compared to net DVA losses of $1.1 billion in 2013. Equities net DVA/FVA gains were $67 million for 2014 compared to net DVA losses of $44 million in 2013.

Fixed-income, currency and commodities (FICC) revenue, excluding net DVA/FVA, decreased $332 million to $9.0 billion driven by declines in the rates and credit-related businesses due to both lower market volumes and volatility, partially offset by improvement in the commodities business. The prior year included a $450 million write-down of a monoline receivable related to the settlement of a legacy matter. Equities revenue, excluding net DVA/FVA, decreased $76 million to $4.1 billion due to financing additional liquid asset buffers, pursuant to current regulatory requirements, primarily in our broker-dealer entities, which also negatively impacted FICC results.

47 Bank of America 2014

All Other

(Dollars in millions)	2014	2013	% Change
Net interest income (FTE basis)	$(516)	$982	n/m
Noninterest income:
Card income	356	328	9%
Equity investment income	601	2,610	(77)
Gains on sales of debt securities	1,311	1,230	7
All other loss	(2,467)	(2,587)	(5)
Total noninterest income	(199)	1,581	n/m
Total revenue, net of interest expense (FTE basis)	(715)	2,563	n/m

Provision (benefit) for credit losses	(978)	(666)	47
Noninterest expense	2,881	4,559	(37)
Loss before income taxes (FTE basis)	(2,618)	(1,330)	97
Income tax benefit (FTE basis)	(2,622)	(2,042)	28
Net income	$4	$712	(99)

Balance Sheet

Average
Loans and leases:
Residential mortgage	$180,249	$208,535	(14)
Non-U.S. credit card	11,511	10,861	6
Other	10,752	16,064	(33)
Total loans and leases	202,512	235,460	(14)
Total assets (1)	160,272	216,012	(26)
Total deposits	30,255	34,919	(13)

Year end
Loans and leases:
Residential mortgage	$155,595	$197,061	(21)
Non-U.S. credit card	10,465	11,541	(9)
Other	6,552	12,088	(46)
Total loans and leases	172,612	220,690	(22)
Total assets (1)	142,812	167,624	(15)
Total deposits	18,898	27,912	(32)

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Such allocated assets were $595.2 billion and $538.8 billion for 2014 and 2013, and $589.9 billion and $569.8 billion at December 31, 2014 and 2013.

n/m = not meaningful
All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, certain residential mortgage loans that are managed by Legacy Assets & Servicing are held in All Other. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 105. Equity investments include GPI which is comprised of a portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. In connection with our strategy to focus on our core businesses and to conform with the Volcker Rule, the GPI portfolio has been actively winding down over the last several years through a series of portfolio and individual asset sale transactions.

Net income for All Other decreased $708 million to $4 million in 2014 primarily due to the negative impact on net interest income of market-related premium amortization expense on debt securities of $1.2 billion compared to a benefit of $784 million in 2013 as lower long-term interest rates shortened the expected lives of the securities, a decrease of $2.0 billion in equity investment income and a $363 million increase in U.K. PPI costs. Partially offsetting these decreases were gains related to the sales of residential mortgage loans, a $312 million improvement in the provision (benefit) for credit losses and a decrease of $1.7 billion in noninterest expense. The provision (benefit) for credit losses improved $312 million to a benefit of $978 million in 2014 primarily driven by the impact of recoveries related to nonperforming and delinquent loan sales, partially offset by a slower pace of credit quality improvement related to the residential mortgage portfolio. Noninterest expense decreased $1.7 billion to $2.9 billion primarily due to a decline in litigation expense, lower net occupancy expense and a decline in professional fees. Also offsetting the decrease was a $580 million increase in the income tax benefit. For more information on the U.K. PPI costs, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

Bank of America 2014 48

The income tax benefit was $2.6 billion in 2014 compared to a benefit of $2.0 billion in 2013 with the increase driven by the increase in the pretax loss in All Other and the resolution of several tax examinations, partially offset by a decrease in benefits from non-U.S. restructurings.
Equity Investment Activity
The following tables present the components of equity investments in All Other at December 31, 2014 and 2013, and also a reconciliation to the total consolidated equity investment income for 2014 and 2013.

Equity Investments

	December 31
(Dollars in millions)	2014	2013
Global Principal Investments	$912	$1,604
Strategic and other investments	858	822
Total equity investments included in All Other	$1,770	$2,426
Equity investments included in All Other decreased $656 million to $1.8 billion during 2014, with the decrease primarily due to sales resulting from the continued wind down of the GPI portfolio. GPI had unfunded equity commitments of $31 million and $127 million at December 31, 2014 and 2013.

Equity Investment Income

(Dollars in millions)	2014	2013
Global Principal Investments	$(46)	$379
Strategic and other investments	647	2,231
Total equity investment income included in All Other	601	2,610
Total equity investment income included in the business segments	529	291
Total consolidated equity investment income	$1,130	$2,901
Equity investment income decreased $1.8 billion primarily due to a $753 million gain related to the sale of our remaining investment in China Construction Bank Corporation (CCB) in 2013, lower gains on sales of portions of an equity investment compared to 2013, and lower GPI results. These declines were partially offset by a gain in 2014 related to the IPO of an equity investment.

49 Bank of America 2014

Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are defined as obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity at a fixed, minimum or variable price over a specified period of time. Included in purchase obligations are vendor contracts, the most significant of which include communication services, processing services and software contracts. Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans (collectively, the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable.

During 2014 and 2013, we contributed $234 million and $290 million to the Plans, and we expect to make $244 million of contributions during 2015. The Plans are more fully discussed in Note 17 – Employee Benefit Plans to the Consolidated Financial Statements.
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
Table 11 includes certain contractual obligations at December 31, 2014.

Table 11	Contractual Obligations

	December 31, 2014
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
Long-term debt	$30,724	$80,753	$49,136	$82,526	$243,139
Operating lease obligations	2,553	4,157	2,725	4,971	14,406
Purchase obligations	2,077	2,864	361	242	5,544
Time deposits	75,604	5,865	1,640	1,734	84,843
Other long-term liabilities	1,470	928	698	1,136	4,232
Estimated interest expense on long-term debt and time deposits (1)	5,036	10,511	7,665	12,323	35,535
Total contractual obligations	$117,464	$105,078	$62,225	$102,932	$387,699

(1)
Represents forecasted net interest expense on long-term debt and time deposits. Forecasts are based on the contractual maturity dates of each liability, and are net of derivative hedges, where applicable.

Representations and Warranties
We securitize first-lien residential mortgage loans generally in the form of RMBS guaranteed by the government-sponsored enterprises (GSEs) or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sell pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monoline insurers or other financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, subsequent to repurchasing the loan, we would be exposed to any credit loss on the repurchased mortgage loans, after accounting for any mortgage insurance (MI) or mortgage guarantee payments that we may receive.
We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process, including with the GSEs, four monoline insurers and Bank of New York Mellon (BNY Mellon), as trustee. The settlement with BNY Mellon (BNY Mellon Settlement) remains subject to final court approval and certain other conditions. It is not currently possible to predict the ultimate outcome or timing of the court approval process, which includes appeals and could take a substantial period of time. If final court approval is not obtained, or if we and Countrywide Financial Corporation (Countrywide) withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals.
For more information on accounting for representations and warranties, repurchase claims and exposures, including a summary of the larger bulk settlements, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the

Bank of America 2014 50

Consolidated Financial Statements and Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
At December 31, 2014, we had $22.4 billion of unresolved repurchase claims, net of duplicate claims, compared to $18.7 billion at December 31, 2013. These repurchase claims relate primarily to private-label securitizations and include claims in the amount of $4.7 billion, net of duplicate claims, where we believe the statute of limitations has expired under current law. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
The continued increase in the notional amount of unresolved repurchase claims during 2014 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, (3) the lack of an established process to resolve disputes related to these claims, (4) the submission of claims where we believe the statute of limitations has expired under current law and (5) the submission of duplicate claims, often in multiple submissions, on the same loan. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to support a claim. Absent any settlements, the Corporation expects unresolved repurchase claims related to private-label securitizations to increase as such claims continue to be submitted and there is not an established process for the ultimate resolution of such claims on which there is a disagreement.
In addition to unresolved repurchase claims, we have received notifications pertaining to loans for which we have not received a repurchase request from sponsors of third-party securitizations with whom we engaged in whole-loan transactions and that we may owe indemnity obligations. These notifications totaled $2.0 billion and $737 million at December 31, 2014 and 2013.
We also from time to time receive correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. We believe such communications to be procedurally and/or substantively invalid, and generally do not respond to such correspondence.
The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and other communication, as discussed above, are all factors that inform our estimated liability for obligations under representations and warranties and the corresponding estimated range of possible loss.

Representations and Warranties Liability
The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 53.
At December 31, 2014 and 2013, the liability for representations and warranties was $12.1 billion and $13.3 billion. For 2014, the representations and warranties provision was $683 million compared to $840 million for 2013.
Our estimated liability at December 31, 2014 for obligations under representations and warranties is necessarily dependent on, and limited by a number of factors including for private-label securitizations the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions. Although we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have had little to no claim activity, or where the applicable statute of limitations has expired under current law, these exposures are included in the estimated range of possible loss.
Experience with Government-sponsored Enterprises
As a result of various settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to Fannie Mae (FNMA) and Freddie Mac (FHLMC) through June 30, 2012 and December 31, 2009, respectively. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Experience with Investors Other than Government-sponsored Enterprises
In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans to investors other than GSEs (although the GSEs are investors in certain private-label securitizations). Such loans originated from 2004 through 2008 had an original principal balance of $970 billion, including $786 billion sold to private-label and whole-loan investors without monoline insurance and $185 billion with monoline insurance. Of the $970 billion, $574 billion in principal has been paid, $201 billion in principal has defaulted, $44 billion in principal was severely delinquent, and $151 billion in principal was current or less than 180 days past due at December 31, 2014 as summarized in Table 12. Of the original principal balance of $716 billion for Countrywide, $409 billion is included in the BNY Mellon Settlement and, of this amount, $109 billion was defaulted or severely delinquent at December 31, 2014.

51 Bank of America 2014

Table 12	Overview of Non-Agency Securitization and Whole-loan Balances from 2004 to 2008

	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions) By Entity	Original Principal Balance	Outstanding Principal Balance December 31, 2014	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
Bank of America	$100	$15	$3	$7	$10	$1	$2	$2	$5
Countrywide	716	153	35	150	185	24	44	44	73
Merrill Lynch	72	13	3	18	21	3	4	3	11
First Franklin	82	14	3	26	29	5	6	5	13
Total (1, 2)	$970	$195	$44	$201	$245	$33	$56	$54	$102
By Product
Prime	$302	$55	$7	$27	$34	$2	$6	$7	$19
Alt-A	173	44	10	40	50	7	12	11	20
Pay option	150	32	10	44	54	5	13	15	21
Subprime	251	50	15	70	85	17	20	16	32
Home equity	88	9	—	18	18	2	5	4	7
Other	6	5	2	2	4	—	—	1	3
Total	$970	$195	$44	$201	$245	$33	$56	$54	$102

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.
As it relates to private-label securitizations, we believe a contractual liability to repurchase mortgage loans generally arises if there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable). We believe many of the loan defaults observed in these securitizations and whole-loan transactions were driven by external factors like the substantial depreciation in home prices experienced after the economic downturn, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect, to the extent any exists, was the cause of a loan’s default.
Experience with Private-label Securitization and Whole Loan Investors
Legacy entities, and to a lesser extent Bank of America, sold loans to investors via private-label securitizations or as whole loans. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Loans originated between 2004 and 2008 and sold without monoline insurance had an original total principal balance of $786 billion included in Table 12. Of the $786 billion, $469 billion have been paid in full and $193 billion were defaulted or severely delinquent at December 31, 2014. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans.

We have received approximately $33 billion of representations and warranties repurchase claims related to these vintages, including $24 billion from private-label securitization trustees and a financial guarantee provider, $8 billion from whole-loan investors and $815 million from one private-label securitization counterparty. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement. We have resolved $9 billion of these claims with losses of $2 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $4 billion of these claims were resolved through repurchase or indemnification, $5 billion were rescinded by the investor and $336 million were resolved through settlements. As of December 31, 2014, 15 percent of the whole-loan claims for loans originated between 2004 and 2008 that we initially denied have subsequently been resolved through repurchase or make-whole payments and 45 percent have been resolved through rescission of the claim by the counterparty or repayment in full by the borrower. At December 31, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and others was $24 billion, including $3 billion of duplicate claims primarily submitted without a loan file review. We have performed an initial review with respect to substantially all of these claims and although we do not believe a valid basis for repurchase has been established by the claimant, we consider claims activity in the computation of our liability for representations and warranties. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations and believe we are not required by the governing documents to do so.

Bank of America 2014 52

Experience with Monoline Insurers
During 2014, we had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to settlements and ongoing litigation with a single monoline insurer. For more information related to the monolines, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Estimated Range of Possible Loss
We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at December 31, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
For more information on the methodology used to estimate the representations and warranties liability, the corresponding estimated range of possible loss and the types of losses not considered in such estimates, see Item 1A. Risk Factors of this Annual Report on Form 10-K and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for more information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability on page 113.
Department of Justice Settlement
On August 20, 2014, we reached a comprehensive settlement with the DoJ and certain federal and state agencies (DoJ Settlement). The DoJ Settlement included releases for securitization, origination, sale and other specified conduct relating to RMBS and collateralized debt obligations (CDOs), and an origination release on specified populations of residential mortgage loans sold to GSEs and private-label RMBS trusts. The DoJ Settlement resolved certain actual and potential civil claims by the DoJ, the Securities and Exchange Commission and State Attorneys General from six states, the FHA and GNMA, as well as all pending RMBS claims against Bank of America entities brought by the FDIC. For FHA-insured loans originated on or after May 1, 2009, we also received a release of origination liability for loans only if an insurance claim had been submitted to the FHA prior to January 1, 2014. If a claim had not been submitted by that date, we did not receive a release and we may be exposed to losses on such loans. For more information on FHA-insured loans originated on or before April 30, 2009, see Off-Balance Sheet Arrangements and Contractual Obligations – National Mortgage Settlement on page 54.
As part of the DoJ Settlement, we paid civil monetary penalties and compensatory remediation payments totaling $9.65 billion in 2014 and agreed to provide $7.0 billion worth of creditable consumer relief activities primarily in the form of mortgage modifications, including first-lien principal forgiveness and forbearance modifications and second- and junior-lien extinguishments, low- to moderate-income mortgage originations, and community reinvestment and neighborhood stabilization efforts, with initiatives focused on communities experiencing, or at risk of, blight. In addition, we recorded $400 million of provision for credit losses for additional costs associated with the consumer relief portion of the settlement. Also, we will support the expansion of available affordable rental housing. We have committed to complete delivery of the consumer relief by no later than August 31, 2018. The consumer relief requirements are subject to oversight by an independent monitor.
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
Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, the GSEs claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, the GSEs’ first-lien mortgage seller/servicer guides provide timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond the control of the servicer. In addition, many non-agency RMBS and whole-loan servicing agreements state that the servicer may be liable for failure to perform its servicing obligations in keeping with industry standards or for acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties.
It is not possible to reasonably estimate our liability with respect to certain potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
2013 IFR Acceleration Agreement
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

53 Bank of America 2014

National Mortgage Settlement
In March 2012, we entered into settlement agreements (collectively, the National Mortgage Settlement) with the U.S. Department of Justice, 49 State Attorneys General and certain federal agencies. The National Mortgage Settlement provided for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, an upfront cash payment of $500 million to settle certain claims related to FHA-insured loans, approximately $7.6 billion worth of borrower assistance in the form of credits earned for, among other things, principal reduction, and approximately $1.0 billion of credits earned for interest rate reduction modifications. The resulting interest rate reductions, which were not accounted for as troubled debt restructurings, resulted in an estimated decrease in fair value of the modified loans of approximately $740 million and a reduction in annual interest income of approximately $120 million.
The parties to the National Mortgage Settlement agreed to release us from further liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies. For FHA-guaranteed loans originated on or before April 30, 2009, we also received (1) a release of origination liability for loans where an insurance claim had been submitted to the FHA prior to January 1, 2012 and (2) a release of multiple damages and penalties, but not administrative indemnification claims for single damages, for loans where no insurance claim had been submitted by January 1, 2012.
The independent monitor appointed as a result of the National Mortgage Settlement to review and certify compliance with its provisions has confirmed that we have substantially fulfilled all commitments for borrower assistance, including principal reductions, and interest rate reductions.
Mortgage Electronic Registration Systems, Inc.
We are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. In recent years, challenges have been raised to whether we have adhered to these requirements, and whether, as a result in some instances, the loans can be enforced as local law otherwise would permit. Additionally, we currently use the MERS system for approximately half of the residential mortgage loans that remain in our servicing portfolio, but individuals and certain local governments have contended that the use of MERS is improper or otherwise adversely affects the security interest. If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
Impact of Foreclosure Delays
Foreclosure delays that impact our default-related servicing costs, which include mortgage-related assessments, waivers and similar costs, peaked in mid-2013 and have declined throughout 2014 as delinquencies declined. However, unexpected foreclosure delays could impact the rate of decline. In 2014, we recorded $14 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays compared to $514 million in 2013.

Other Mortgage-related Matters
We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing, transfer of servicing and servicing rights, and foreclosure activities, including those claims not covered by the National Mortgage Settlement or the DoJ Settlement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in operational and compliance costs and may limit our ability to continue providing certain products and services. For more information on management’s estimate of the aggregate range of possible loss and on regulatory investigations, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
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
BANA has agreed to implement uniform servicing standards established under the National Mortgage Settlement. These standards are intended to strengthen procedural safeguards and documentation requirements associated with foreclosure, bankruptcy and loss mitigation activities, as well as addressing the imposition of fees and the integrity of documentation, with a goal of ensuring greater transparency for borrowers. These uniform servicing standards also obligate us to implement compliance processes reasonably designed to provide assurance of the achievement of these objectives. Compliance with the uniform servicing standards is subject to ongoing review by the independent monitor. Implementation of these uniform servicing standards has contributed to elevated costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures.

Bank of America 2014 54

Managing Risk
Overview
Risk is inherent in all our business activities. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risks can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. The seven types of risk faced by Bank of America are strategic, credit, market, liquidity, compliance, operational and reputational risks.
Strategic risk is the risk resulting from incorrect assumptions about external or internal factors, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments. Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. Liquidity risk is the potential inability to meet contractual or contingent financial obligations, either on- or off-balance sheet, as they come due. Compliance risk is the risk of legal or regulatory sanctions or penalties arising from the failure of the Corporation to comply with requirements of applicable laws, rules and regulations. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Reputational risk is the potential that negative perceptions of the Corporation’s conduct or business practices may adversely impact its profitability or operations through an inability to establish new or maintain existing customer/client relationships. Reputational risk is evaluated along with all of the risk categories and throughout the risk management process and, as such, is not discussed separately herein. The following sections, Strategic Risk Management on page 58, Capital Management on page 59 Liquidity Risk on page 65, Credit Risk Management on page 70, Market Risk Management on page 99, Compliance Risk Management on page 108 and Operational Risk Management on page 109, address in more detail the specific procedures, measures and analyses of the major categories of risk. This discussion of managing risk focuses on the Risk Framework that, as part of its annual review process, was approved by the Corporation’s Board of Directors (the Board) and its Enterprise Risk Committee (ERC) in January 2015. The key enhancements from the 2014 Risk Framework include further increasing the focus on our strong risk culture and ensuring consistency with recent regulatory guidance. It continues to recognize the same seven key risk types as discussed above, and the five components of our risk management approach as outlined below.
A strong risk culture is fundamental to our core values and operating principles. It requires us to focus on risk in all activities and encourages the necessary mindset and behavior to enable effective risk management, and promotes sound risk taking within our risk appetite. Sustaining a strong risk culture throughout the organization is critical to the success of the Corporation and is a clear expectation of our executive management team and the Board.
Our Risk Framework is the foundation for comprehensive management of the risks facing the Corporation. It outlines clear responsibilities and accountabilities for managing risk. The Risk Framework sets forth roles and responsibilities for the management of risk by front line units (FLUs), independent risk management, control functions and Corporate Audit, each of which is described below in Managing Risk – Risk Management Governance, and provides a blueprint for how the Board, through delegation of authority to committees and executive officers, establishes risk appetite and associated limits for our activities. It describes the five components of our risk management approach (risk culture, risk appetite, risk management processes, risk data aggregation and reporting, and risk governance) and the seven key types of risk we face.
Executive management assesses, with Board oversight, the risk-adjusted returns of each business. Management reviews and approves strategic and financial operating plans, and recommends a financial plan annually to the Board for approval. Our strategic plan takes into consideration return objectives and financial resources, which must align with risk capacity and risk appetite. Management sets financial objectives for each business by allocating capital and setting a target for return on capital for each business. Capital allocations and operating limits are regularly evaluated as part of our overall governance processes as the businesses and the economic environment in which we operate continue to evolve. For more information regarding capital allocations, see Business Segment Operations on page 34.
Our Risk Appetite Statement is intended to ensure that the Corporation maintains an acceptable risk profile by providing a common framework and a comparable set of measures for senior management and the Board to clearly indicate the level of risk the Corporation is willing to accept. The Risk Appetite Statement includes both quantitative limits and qualitative components. Risk appetite is set at least annually in conjunction with the strategic, capital and financial operating plans to align risk appetite with the Corporation’s strategy and financial resources. Line of business strategies and risk appetite are also aligned. As part of its annual review, the Board approved the Risk Appetite Statement in January 2015.
Our overall capacity to take risk is limited; therefore, we prioritize the risks we take in order to maintain a strong and flexible financial position so we can withstand challenging economic times and take advantage of organic growth opportunities. Therefore, we set objectives and targets for capital and liquidity that are intended to permit the Corporation to continue to operate in a safe and sound manner at all times, including during periods of stress.
Each of our lines of business operates within their credit, market and operational risk appetite limits. These limits are based on analyses of risk and reward within each line of business. Executive management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. The Board, and its committees when appropriate, oversees financial performance, execution of the strategic and financial operating plans, adherence to risk appetite limits and the adequacy of internal controls.
Risk Management Governance
The Risk Framework includes delegations of authority whereby the Board and its committees may delegate authority to management-level committees or executive officers. Such delegations may authorize certain decision-making and approval functions, which may be evidenced in, for example, committee charters, job descriptions, meeting minutes and resolutions.

55 Bank of America 2014

The chart below illustrates the inter-relationship among the Board, Board committees and management committees that have the majority of risk oversight responsibilities for the Corporation. This chart reflects the revised Risk Framework approved by the Board in January 2015.
(1) This presentation does not include committees for other legal entities.
(2) Reports to the CEO and CFO with oversight by the Audit Committee.
Board of Directors and Board Committees
The Board, which consists of a substantial majority of independent directors, authorizes management to maintain an effective Risk Framework, and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct appropriate inquiries of, and receive reports from management on risk-related matters to determine whether there are scope or resource limitations that impede the ability of independent risk management and/or Corporate Audit to execute its responsibilities. The following Board committees have the principal responsibility for enterprise-wide oversight of our risk management activities. These committees and other Board committees, as applicable, regularly report to the Board on risk-related matters. Through these activities, the Board and applicable committees are provided with thorough information on the Corporation’s risk profile, and challenge executive management to appropriately address key risks facing the Corporation. Other Board committees as described below provide additional oversight of specific risks.
Each of the committees shown on the above chart regularly reports to the Board on risk related matters within the committee’s responsibilities, which is intended to collectively provide the Board with integrated, thorough insight about our management of enterprise-wide risks.
Enterprise Risk Committee
The Enterprise Risk Committee (ERC) has primary responsibility for oversight of the Corporation’s Risk Framework and material risks facing the Corporation. It approves the Risk Framework and the Risk Appetite Statement and further recommends these documents to the Board for approval. The ERC oversees senior management’s responsibilities for the identification, measure-ment, monitoring and control of all key risks facing the Corporation. The ERC may consult with other Board committees on risk-related matters.

Audit Committee
The Audit Committee oversees the qualifications, performance and independence of the Independent Registered Public Accounting Firm, the performance of the Corporation’s corporate audit function, the integrity of the Corporation’s consolidated financial statements, compliance by the Corporation with legal and regulatory requirements, and makes inquiries of management or the Corporate General Auditor (CGA) to determine whether there are scope or resource limitations that impede the ability of Corporate Audit to execute its responsibilities. The Audit Committee is also responsible for overseeing compliance risk pursuant to the New York Stock Exchange listing standards.
Credit Committee
The Credit Committee provides additional oversight of senior management’s responsibilities for the identification and management of corporation-wide credit exposures. Our Credit Committee oversees, among other things, the identification and management of our credit exposures on an enterprise-wide basis, our responses to trends affecting those exposures, the adequacy of the allowance for credit losses and our credit-related policies.
Other Board Committees
Our Corporate Governance Committee oversees our Board’s governance processes, identifies and reviews the qualifications of potential Board members, recommends nominees for election to our Board and recommends committee appointments for Board approval.
Our Compensation and Benefits Committee oversees establishing, maintaining and administering our compensation programs and employee benefit plans, including approving and recommending our Chief Executive Officer’s (CEO) compensation to our Board for further approval by all independent directors, and reviewing and approving all of our executive officers’ compensation.

Bank of America 2014 56

Management Committees
Management committees may receive their authority from the Board, a Board committee, another management committee or from one or more executive officers. The primary management-level risk committee for the Corporation is the Management Risk Committee (MRC). Subject to Board oversight, the MRC is responsible for management oversight of all key risks facing the Corporation. The MRC provides management oversight of the Corporation’s credit portfolio, compliance and operational risk programs, balance sheet and capital management, funding activities and other liquidity activities, stress testing, trading activities, recovery and resolution planning, model risk, subsidiary governance and activities between banks and their nonbank affiliates pursuant to Federal Reserve rules and regulations. The MRC is responsible for holistic risk management, including an integrated evaluation of risk, earnings, capital and liquidity, and it reports on these matters to the Board or Board committees.
Lines of Defense
In addition to the role of Executive Officers in managing risk, we have clear ownership and accountability across the three lines of defense: FLUs, independent risk management and Corporate Audit. The Corporation also has control functions outside of FLUs and independent risk management (e.g., Legal and Global Human Resources). The three lines of defense are integrated into our management-level governance structure. Each of these is described in more detail below.
Executive Officers
Executive officers lead various functions representing the functional roles. Authority for functional roles may be delegated to executive officers from the Board, Board committees or management-level committees. Executive officers, in turn, may further delegate responsibilities, as appropriate, to management-level committees, management routines or individuals. Executive officers review the Corporation’s activities for consistency with our Risk Framework, Risk Appetite Statement, and applicable strategic, capital and financial operating plans, as well as applicable policies, standards, procedures and processes. Executive officers and other employees make decisions individually on a day-to-day basis, consistent with the authority they have been delegated. Executive officers and other employees may also serve on committees and participate in committee decisions.
Front Line Units
FLUs include the lines of business and two organizational units, the Global Technology and Operations Group and Strategic Initiatives. FLUs are held accountable by the CEO and the Board for appropriately assessing and effectively managing all of the risks associated with their activities.
Two organizational units that include FLU and control function activities, but are not part of independent risk management are the Chief Financial Officer (CFO) Group and Global Marketing and Corporate Affairs (GM&CA).
Independent Risk Management
Independent risk management (IRM) is part of our control functions and includes Global Risk Management and Global Compliance. We have other control functions that are not part of IRM (other control functions may also provide oversight to FLU activities), including Legal, Global Human Resources and certain activities within the CFO Group, and GM&CA. IRM, led by the CRO, is responsible for independently assessing and overseeing risks within FLUs and other control functions. IRM establishes written enterprise policies and procedures that include concentration risk limits where appropriate. Such policies and procedures outline how aggregate risks are identified, measured, monitored and controlled.
The CRO has the authority and independence to develop and implement a meaningful risk management framework. The CRO has unrestricted access to the Board and reports directly to both the ERC and to the CEO. Global Risk Management is organized into enterprise risk teams and FLU risk teams that work collaboratively in executing their respective duties.
Within IRM, Global Compliance independently assesses compliance risk, and evaluates adherence to applicable laws, rules and regulations, including identifying compliance issues and risks, performing monitoring and testing, and reporting on the state of compliance activities across the Corporation. Additionally, Global Compliance works with FLUs and control functions so that day-to-day activities operate in a compliant manner.
Corporate Audit
Corporate Audit and the CGA maintain their independence from the FLUs, IRM and other control functions by reporting directly to the Audit Committee. The CGA administratively reports to the CEO. Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. Corporate Audit includes Credit Review which periodically tests and examines credit portfolios and processes.
Risk Management Processes
The Corporation’s Risk Framework requires that strong risk management practices are integrated in key strategic, capital and financial planning processes and day-to-day business processes across the Corporation, with a goal of ensuring risks are appropriately considered, evaluated and responded to in a timely manner.
We employ a risk management process, referred to as IMMC: Identify, Measure, Monitor and Control, as part of our daily activities.
Identify – To be effectively managed, risks must be clearly defined and proactively identified. Proper risk identification focuses on recognizing and understanding all key risks inherent in our business activities and risks that may arise from business initiatives or external factors. Risk identification is an ongoing process occurring at both the individual transaction and portfolio level. Each employee is expected to identify and escalate risks promptly.
Measure – Once a risk is identified, it must be measured. Risk is measured at various levels including, but not limited to, risk type, FLU, legal entity and on an aggregate basis. These metrics help us assess our risk profile and adherence to our risk appetite.
Monitor – We monitor risk levels regularly to track adherence to risk appetites, policies, standards, procedures and processes. Through our monitoring, we can determine our level of risk relative to limits and can take action in a timely manner. We also can determine when risk limits are breached and have processes to appropriately report and escalate exceptions. This includes immediate requests for approval to managers

57 Bank of America 2014

and alerts to executive management, management-level committees or the Board (directly or through an appropriate committee).
Control – We establish and communicate risk limits and controls through policies, standards, procedures and processes that define the responsibilities and authority for risk taking. The limits and controls can be adjusted by the Board or management when conditions or risk tolerances warrant. These limits may be absolute (e.g., loan amount, trading volume) or relative (e.g., percentage of loan book in higher-risk categories). Our lines of business are held accountable to perform within the established limits.
Among the key tools in the risk management process are the Risk and Control Self Assessments (RCSAs). The RCSA process, consistent with IMMC, is one of our primary methods for capturing the identification and assessment of operational risk exposures, including inherent and residual operational risk ratings, and control effectiveness ratings. The end-to-end RCSA process incorporates risk identification and assessment of the control environment; monitoring, reporting and escalating risk; quality assurance and data validation; and integration with the risk appetite. This results in a comprehensive risk management view that enables understanding of and action on operational risks and controls for our processes, products, activities and systems.
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
Corporation-wide Stress Testing
As a part of our core risk management practices, we conduct corporation-wide stress tests on a periodic basis to better understand balance sheet, earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These corporation-wide stress tests provide illustrative hypothetical potential impacts from our risk profile on our balance sheet, earnings, capital and liquidity and serve as a key component of our capital, liquidity and risk management practices. Scenarios are recommended by the MRC and approved by the CFO and the CRO. Impacts to each business from each scenario are then determined and analyzed, primarily by leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed by the MRC and ERC.
Contingency Planning Routines
We have developed and maintain contingency plans that are designed to prepare us in advance to respond in the event of potential adverse outcomes and scenarios. These contingency planning routines include capital contingency planning, liquidity contingency funding plans, recovery planning and enterprise resiliency, and provide monitoring, escalation routines and response plans. Contingency response plans are designed to enable us to increase capital, access funding sources and reduce risk through consideration of potential actions that include asset sales, business sales, capital or debt issuances, and other de-risking strategies.
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
Executive management develops and approves a strategic plan each year, which is reviewed and approved by the Board. Annually, executive management develops a financial operating plan, which is reviewed and approved by the Board, that implements the strategic goals for that year. With oversight by the Board, executive management ensures that consistency is applied while executing the Corporation’s strategic plan, core operating tenets and risk appetite. The following are assessed in the executive reviews: forecasted earnings and returns on capital, the current risk profile, current capital and liquidity requirements, staffing levels and changes required to support the plan, stress testing results, and other qualitative factors such as market growth rates and peer analysis. At the business level, as we introduce new products, we monitor their performance relative to expectations (e.g., for earnings and returns on capital). With oversight by the Board and the ERC, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize achieving the targeted risk appetite, shareholder returns and maintaining the targeted financial strength.
We use proprietary models to measure the capital requirements for credit, country, market, operational and strategic risks. The allocated capital assigned to each business is based on its unique risk exposures. With oversight by the Board, executive management assesses the risk-adjusted returns of each business in approving strategic and financial operating plans. The businesses use allocated capital to define business strategies, and price products and transactions. For more information on how this measure is calculated, see Supplemental Financial Data on page 32.

Bank of America 2014 58

Capital Management
The Corporation manages its capital position to maintain sufficient capital to support its business activities and maintain capital, risk and risk appetite commensurate with one another. Additionally, we seek to maintain safety and soundness at all times even under adverse scenarios, take advantage of organic growth opportunities, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for our subsidiaries, and satisfy current and future regulatory capital requirements. Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of our strategic plan, risk appetite and risk limits.
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
We conduct an Internal Capital Adequacy Assessment Process (ICAAP) on a quarterly basis. The ICAAP is a forward-looking assessment of our projected capital needs and resources, incorporating earnings, balance sheet and risk forecasts under baseline and adverse economic and market conditions. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, regulatory capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in our forecasts or stress tests. We assess the capital impacts of proposed changes to regulatory capital requirements. Management assesses ICAAP results and provides documented quarterly assessments of the adequacy of our capital guidelines and capital position to the Board or its committees.
The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 34.
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
On October 17, 2014, the Federal Reserve released 2015 CCAR instructions as well as an update to the capital plan and stress test rules. The revised rules shift the dates of the annual stress testing cycle by approximately three months to April, beginning with 2016 CCAR capital plans.
In January 2015, we submitted our 2015 CCAR capital plan and related supervisory stress tests. The Federal Reserve has announced that it will release summary results, including supervisory projections of capital ratios, losses and revenues under stress scenarios, and publish the results of stress tests conducted under the supervisory adverse and supervisory severely adverse scenarios in March 2015.
In January 2014, we submitted our 2014 CCAR capital plan and received results in March 2014. Based on the information in our January 2014 submission, the Federal Reserve advised that it did not object to our 2014 capital actions. In April 2014, we announced the revision of certain regulatory capital amounts and ratios that had previously been reported, and suspended our previously announced 2014 capital actions stating that we would resubmit information pursuant to the 2014 CCAR to the Federal Reserve. In May 2014, we submitted our revised 2014 CCAR capital plan, and in August 2014, the Federal Reserve informed us that it did not object to our revised 2014 CCAR capital plan. The requested capital actions included an increase in the quarterly common stock dividend to $0.05 per share from $0.01 per share, but no additional common stock repurchases.
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, we became subject to the Basel 3 rules, which include certain transition provisions through January 1, 2019 (Basel 3 Standardized – Transition). Basel 3 generally continues to be subject to interpretation and clarification by U.S. banking regulators. Basel 3 also expands and modifies the risk-sensitive calculation of risk-weighted assets (defined in the Basel 1 – 2013 Rules) for credit and market risk (applicable to banks that meet the definition as advanced approaches); and introduces a Standardized approach for the calculation of risk-weighted assets, which serves as a minimum. The Corporation and its primary affiliated banking entity, BANA, meet the definition of an advanced approaches bank and measure regulatory capital adequacy based on the Basel 3 rules. Through December 31, 2013, we were subject to the Basel 1 general risk-based capital rules which included new measures of market risk including a charge related to stressed Value-at-Risk (VaR), an incremental risk charge and the comprehensive risk measure (CRM), as well as other technical modifications to Basel 1 (the Basel 1 – 2013 Rules).
The risk-sensitive approach for calculating risk-weighted assets under Basel 3 replaces the approach under the Basel 1 – 2013 Rules. Risk-weighted assets are calculated for credit risk for all on- and off-balance sheet credit exposures and for market risk on trading assets and liabilities, including derivative exposures. Credit risk-weighted assets are calculated by assigning a prescribed risk weight to all on-balance sheet assets and to the credit equivalent amount of certain off-balance sheet exposures. Off-balance sheet exposures include financial guarantees, unfunded lending commitments, letters of credit and derivatives. Market risk-weighted assets are calculated using risk models for trading account positions, including all foreign exchange and commodity positions regardless of the applicable accounting guidance. Any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets, consistent with regulatory guidance.
For more information on the regulatory capital amounts and calculations, see Basel 3 below.

59 Bank of America 2014

Basel 3
Basel 3 materially changes Tier 1 and Total capital calculations and formally establishes a Common equity tier 1 capital ratio. Basel 3 introduces new minimum capital ratios and buffer requirements and a supplementary leverage ratio (SLR); changes the composition of regulatory capital; and revises the adequately capitalized minimum requirements under the Prompt Corrective Action (PCA) framework. Changes to the composition of regulatory capital under Basel 3, as compared to the Basel 1 – 2013 Rules, are subject to a transition period as described below. The new minimum capital ratio requirements and related buffers will be phased in from January 1, 2014 through January 1, 2019. For more information on the SLR, see Capital Management – Other Regulatory Capital Matters on page 64.
As an advanced approaches bank, under Basel 3, we are required to complete a qualification period (parallel run) to demonstrate compliance with the final Basel 3 rules to the satisfaction of U.S. banking regulators. Upon notification of approval by U.S. banking regulators to exit our parallel run, we will be required to calculate regulatory capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the PCA framework. Prior to receipt of notification of approval, we are required to assess our capital adequacy under the Standardized approach only.
Effective January 1, 2015, the PCA framework was amended to reflect the new capital requirements under Basel 3. The PCA framework establishes categories of capitalization, including “well capitalized,” based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for “well capitalized” banking organizations. Effective January 1, 2015, Common equity tier 1 capital is included in the measurement of “well capitalized.”
Regulatory Capital Composition – Transition
Important differences in determining the composition of regulatory capital between the Basel 1 – 2013 Rules and Basel 3 include changes in capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes will be impacted by, among other things, future changes in interest rates, overall earnings performance and corporate actions. Changes to the composition of regulatory capital under Basel 3, as compared to the Basel 1 – 2013 Rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.
Table 13 summarizes how certain regulatory capital deductions and adjustments have been or will be transitioned from 2014 through 2018 for Common equity tier 1 and Tier 1 capital.

Table 13	Summary of Certain Basel 3 Regulatory Capital Transition Provisions

Beginning on January 1 of each year	2014	2015	2016	2017	2018
Common equity tier 1 capital
Percent of total amount deducted from Common equity tier 1 capital includes:	20%	40%	60%	80%	100%
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

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be partially transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and partially transitioned from Tier 2 capital beginning in 2016 with the full amount excluded in 2022. As of December 31, 2014, our qualifying Trust Securities were $2.9 billion (approximately 23 bps of the Tier 1 capital ratio).
Standardized Approach
Under the Basel 3 Standardized approach, exposures subject to market risk are measured on a basis generally consistent with how market risk-weighted assets were measured under the Basel 1 – 2013 Rules. Credit risk-weighted assets are measured by applying fixed risk weights to each exposure, determined based on the characteristics of the exposure, such as type of obligor,

Organization for Economic Cooperation and Development (OECD) country risk code and maturity, among others. Under the Standardized approach, no distinction is made for variations in credit quality for corporate exposures, and the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate our Common equity tier 1 capital ratio under the Basel 3 Standardized approach, on a fully phased-in basis, would have been 10.0 percent at December 31, 2014. As of December 31, 2014, we estimate that our Basel 3 Standardized Common equity tier 1 capital would have been $141.2 billion and total risk-weighted assets would have been $1,415 billion, on a fully phased-in basis. For a reconciliation of Basel 3 Standardized – Transition to Basel 3 Standardized estimates on a fully phased-in basis for Common equity tier 1 capital and risk-weighted assets, see Table 16. Our estimates under the Basel 3 Standardized approach may be refined over time as a result of further rulemaking

Bank of America 2014 60

or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.
Advanced Approaches
In addition to the exposures calculated under the Basel 3 Standardized approach, the Basel 3 Advanced approaches include measures of operational risk and risks related to the credit valuation adjustment (CVA) for over-the-counter (OTC) derivative exposures. The Advanced approaches rely on internal analytical models to measure risk weights for credit risk exposures and allow the use of models to estimate the exposure at default (EAD) for certain exposure types. Market risk capital measurements are consistent with the Standardized approach, except for securitization exposures, where the Supervisory Formula Approach is also permitted. Credit risk exposures are measured using internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss-given default (LGD) and, in certain instances, EAD. The internal analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using internal analytical models which rely on both internal and external operational loss experience and data. The calculations under Basel 3 require management to make estimates, assumptions and interpretations, including with respect to the probability of future events based on historical experience. Actual results could differ from those estimates and assumptions.
The Basel 3 Advanced approaches require approval by the U.S. banking regulators of our internal analytical models used to calculate risk-weighted assets. We estimate our Common equity tier 1 capital ratio under the Basel 3 Advanced approaches, on a fully phased-in basis, would have been 9.6 percent at December 31, 2014. As of December 31, 2014, we estimate that our Basel 3 Advanced Common equity tier 1 capital would have been $141.2 billion and total risk-weighted assets would have been $1,465 billion, on a fully phased-in basis. These estimates assume approval by U.S. banking regulators of our internal analytical models, and do not include the benefit of the removal of the surcharge applicable to the CRM. Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. We are currently working with the U.S. banking regulators to obtain approval of certain internal analytical models including the wholesale (e.g., commercial) and other credit models in order to exit parallel run. The U.S. banking regulators have indicated that they will require modifications to these models which would likely result in a material increase in our risk-weighted assets resulting in a decrease in our capital ratios.
Capital Composition and Ratios
Table 14 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized – Transition as measured at December 31, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 14	Bank of America Corporation Regulatory Capital

	December 31
	2014		2013
	Basel 3 Transition		Basel 1
(Dollars in billions)	Ratio	Minimum Required (1)	Ratio	Minimum Required (1)
Common equity tier 1 capital ratio (2, 3)	12.3%	4.0%	n/a	n/a
Tier 1 common capital ratio	n/a	n/a	10.9%	n/a
Tier 1 capital ratio	13.4	6.0	12.2	6.0%
Total capital ratio	16.5	10.0	15.1	10.0
Tier 1 leverage ratio	8.2	5.0	7.7	5.0
Risk-weighted assets (3)	$1,262	n/a	$1,298	n/a
Adjusted quarterly average total assets (4)	2,060	n/a	2,052	n/a

(1)
Percent required to meet guidelines to be considered “well capitalized” under the Prompt Corrective Action framework, except for Common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

(2)
When presented on a fully phased-in basis, beginning January 1, 2019, the minimum Basel 3 Common equity tier 1 capital ratio requirement for the Corporation is expected to significantly increase and will be comprised of the minimum ratio of the then-applicable 4.5 percent, plus a capital conservation buffer and the GSIB buffer.

(3)
On a pro-forma basis, under Basel 3 Standardized – Transition, the December 31, 2013 Common equity tier 1 capital ratio would have been 11.6 percent and risk-weighted assets would have been $1,316 billion.

(4)	Reflects adjusted average total assets for the three months ended December 31, 2014 and 2013.
n/a = not applicable
Common equity tier 1 capital under Basel 3 Standardized – Transition was $155.4 billion at December 31, 2014, an increase of $13.8 billion from Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013. The increase was largely attributable to the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to deferred tax assets and earnings. For more information on Basel 3 transition provisions, see Table 13. During 2014, Total capital increased

$12.1 billion primarily driven by the increase in Common equity tier 1 capital, partially offset by the impact of certain transition provisions under Basel 3 Standardized – Transition, particularly in regard to long-term debt that qualifies as Tier 2 capital. The Tier 1 leverage ratio increased 52 bps during 2014 primarily driven by an increase in Tier 1 capital. For additional information, see Tables 14 and 15.

61 Bank of America 2014

At December 31, 2014, an increase or decrease in our Common equity tier 1, Tier 1 or Total capital ratios by one bp would require a change of $126 million in Common equity tier 1, Tier 1 or Total capital. We could also increase our Common equity tier 1, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.0 billion, $941 million and $762 million, respectively. An increase in our Tier 1 leverage ratio by one bp on such date would require $206 million of additional Tier 1 capital or a reduction of $2.5 billion in adjusted average assets.

Risk-weighted assets decreased $36 billion during 2014 to $1,262 billion primarily due to decreases in market risk, and residential mortgage and consumer credit card balances, partially offset by the impact of certain transition provisions under Basel 3 Standardized – Transition, and an increase in commercial loans.
Table 15 presents the capital composition as measured under Basel 3 Standardized – Transition at December 31, 2014 and the Basel 1 – 2013 Rules at December 31, 2013.

Table 15	Capital Composition

		December 31
		2014	2013
(Dollars in millions)		Basel 3 Transition	Basel 1
Total common shareholders’ equity		$224,162	$219,333
Goodwill		(69,234)	(69,844)
Intangibles, other than mortgage servicing rights and goodwill		(639)	—
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)		—	(4,263)
Net unrealized gains (losses) on AFS debt securities and net losses on derivatives recorded in accumulated OCI, net-of-tax		573	5,538
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax		2,680	2,407
DVA related to liabilities and derivatives (1)		231	2,188
Deferred tax assets arising from net operating loss and tax credit carryforwards (2)		(2,226)	(15,391)
Other		(186)	1,554
Common equity tier 1 capital (3)		155,361	141,522
Qualifying preferred stock, net of issuance cost		19,308	10,435
Deferred tax assets arising from net operating loss and tax credit carryforwards under transition		(8,905)	—
DVA related to liabilities and derivatives under transition		925	—
Defined benefit pension fund assets		(599)	—
Trust preferred securities		2,893	5,785
Other		(10)	—
Total Tier 1 capital		168,973	157,742
Long-term debt qualifying as Tier 2 capital		17,953	21,175
Nonqualifying trust preferred securities subject to phase out from Tier 2 capital		3,881	—
Allowance for loan and lease losses		14,419	17,428
Reserve for unfunded lending commitments		528	484
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets		(313)	(1,637)
Other		3,229	1,375
Total capital		$208,670	$196,567

(1)	Represents loss on structured liabilities and derivatives, net-of-tax, that is excluded from Common equity tier 1, Tier 1 and Total capital for regulatory capital purposes.

(2)	December 31, 2014 amount represents phase-in portion under Basel 3 Standardized – Transition. The December 31, 2013 amount represents the full Basel 1 deferred tax asset disallowance.

(3)	Tier 1 common capital under the Basel 1 – 2013 Rules at December 31, 2013.

Bank of America 2014 62

Table 16 presents reconciliations of our Common equity tier 1 capital and risk-weighted assets in accordance with the Basel 1 – 2013 Rules and Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at December 31,

2014 and 2013. Basel 3 regulatory capital ratios on a fully phased-in basis are considered non-GAAP financial measures until the end of the transition period on January 1, 2019 when adopted and required by U.S. banking regulators.

Table 16	Regulatory Capital Reconciliations (1, 2)

			December 31 2013
(Dollars in millions)			Basel 1
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital			$157,742
Deduction of qualifying preferred stock and trust preferred securities			(16,220)
Basel 1 Tier 1 common capital			141,522
Deduction of defined benefit pension assets			(829)
Deferred tax assets and threshold deductions (deferred tax asset temporary differences, MSRs and significant investments)			(5,459)
Net unrealized losses in accumulated OCI on AFS debt and certain marketable equity securities, and employee benefit plans			(5,664)
Other deductions, net			(1,624)
Basel 3 Common equity tier 1 capital (fully phased-in)			$127,946

		December 31 2014
		Basel 3 Transition
Regulatory capital – Basel 3 transition to fully phased-in
Common equity tier 1 capital (transition)		$155,361
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition		(8,905)
DVA related to liabilities and derivatives phased in during transition		925
Defined benefit pension fund assets phased in during transition		(599)
Other adjustments and deductions phased in during transition		(5,565)
Common equity tier 1 capital (fully phased-in)		$141,217

		December 31
		2014	2013
		Basel 3 Transition	Basel 1
Risk-weighted assets – As reported to Basel 3 (fully phased-in)
As reported risk-weighted assets		$1,261,544	$1,297,593
Changes in risk-weighted assets from reported to fully phased-in		153,722	162,731
Basel 3 Standardized approach risk-weighted assets (fully phased-in)		1,415,266	1,460,324
Changes in risk-weighted assets for advanced models		50,213	(133,027)
Basel 3 Advanced approaches risk-weighted assets (fully phased-in)		$1,465,479	$1,327,297

Regulatory capital ratios
Basel 1 Tier 1 common		n/a	10.9%
Basel 3 Standardized approach Common equity tier 1 (transition)		12.3%	n/a
Basel 3 Standardized approach Common equity tier 1 (fully phased-in)		10.0	8.8
Basel 3 Advanced approaches Common equity tier 1 (fully phased-in) (3)		9.6	9.6

(1)
Fully phased-in Basel 3 estimates are based on our current understanding of the Standardized and Advanced approaches under the Basel 3 rules. The Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, and do not include the benefit of the removal of the surcharge applicable to the CRM.

(2)
On January 1, 2014, we became subject to the Basel 3 rules, which include certain transition provisions primarily related to regulatory deductions and adjustments impacting Common equity tier 1 capital and Tier 1 capital. We reported under the Basel 1 – 2013 Rules at December 31, 2013.

(3)
We are currently working with the U.S. banking regulators to obtain approval of certain internal analytical models including the wholesale (e.g., commercial) and other credit models in order to exit parallel run. The U.S. banking regulators have indicated that they will require modifications to these models which would likely result in a material increase in our risk-weighted assets resulting in a decrease in our capital ratios.

n/a = not applicable

63 Bank of America 2014

Bank of America, N.A. Regulatory Capital
Prior to October 1, 2014, we operated our banking activities primarily under two charters: BANA and, to a lesser extent, FIA.

On October 1, 2014, FIA was merged into BANA. Table 17 presents regulatory capital information for BANA at December 31, 2014 and 2013.

Table 17		Bank of America, N.A. Regulatory Capital

	December 31
	2014			2013
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital (2)	13.1%	$145,150	4.0%	n/a	n/a	n/a
Tier 1 capital	13.1	145,150	6.0	12.3%	$125,886	6.0%
Total capital	14.6	161,623	10.0	13.8	141,232	10.0
Tier 1 leverage	9.6	145,150	5.0	9.2	125,886	5.0

(1)
Percent required to meet guidelines to be considered “well capitalized” under the Prompt Corrective Action framework, except for Common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

(2)
When presented on a fully phased-in basis, beginning January 1, 2019, the minimum Basel 3 Common equity tier 1 capital ratio requirement for BANA is expected to significantly increase and will be comprised of the minimum ratio of the then-applicable 4.5 percent, plus a capital conservation buffer and the GSIB buffer.

n/a = not applicable
BANA’s Tier 1 capital ratio under Basel 3 Standardized – Transition was 13.1 percent at December 31, 2014, an increase of 80 bps from December 31, 2013. The increase was largely attributable to the merger of FIA into BANA in 2014. The Total capital ratio increased 79 bps to 14.6 percent at December 31, 2014 compared to December 31, 2013. The Tier 1 leverage ratio increased 42 bps to 9.6 percent. The increase in the Total capital ratio was driven by the same factors as the Tier 1 capital ratio. The increase in the Tier 1 leverage ratio was driven by an increase in Tier 1 capital, partially offset by an increase in adjusted quarterly average total assets. Further, the merger with FIA positively impacted these ratios.
Other Regulatory Capital Matters
Supplementary Leverage Ratio
Basel 3 also will require the calculation of a supplementary leverage ratio (SLR). The SLR is determined by dividing Tier 1 capital, using quarter-end Basel 3 Tier 1 capital on a fully phased-in basis, by supplementary leverage exposure calculated as the daily average of the sum of on-balance sheet as well as the simple average of certain off-balance sheet exposures at the end of each month in the quarter. Supplementary leverage exposure is comprised of all on-balance sheet assets, plus a measure of certain off-balance sheet exposures, including among other items, lending commitments, letters of credit, OTC derivatives, repo-style transactions and margin loan commitments. We are required to disclose our SLR effective January 1, 2015. Effective January 1, 2018, the Corporation will be required to maintain a minimum SLR of 3.0 percent, plus a supplementary leverage buffer of 2.0 percent, for a total SLR of 5.0 percent. If the Corporation’s supplementary leverage buffer is not greater than or equal to 2.0 percent, then the Corporation will be subject to mandatory limits on its ability to make distributions of capital to shareholders, whether through dividends, stock repurchases or otherwise. In addition, the insured depository institutions of such BHCs, which for the Corporation is primarily BANA, will be required to maintain a minimum 6.0 percent SLR to be considered “well capitalized.”
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
As of December 31, 2014, we estimate the Corporation’s SLR would have been approximately 5.9 percent, which exceeds the 5.0 percent threshold that represents the minimum plus the supplementary leverage buffer for BHCs. The estimated SLR for BANA was approximately 7.0 percent, which exceeds the 6.0 percent “well capitalized” level for insured depository institutions of BHCs.
Global Systemically Important Bank Surcharge
In November 2011, the Basel Committee on Banking Supervision (Basel Committee) published a methodology to identify global systemically important banks (GSIBs) and impose an additional loss absorbency requirement through the introduction of a surcharge of up to 3.5 percent, which must be satisfied with Common equity tier 1 capital. The assessment methodology relies on an indicator-based measurement approach to determine a score relative to the global banking industry. The chosen indicators are size, complexity, cross-jurisdictional activity, inter-connectedness and substitutability/financial institution infrastructure. Institutions with the highest scores are designated as GSIBs and are assigned to one of four loss absorbency buckets from 1.0 percent to 2.5 percent, in 0.5 percent increments based on each institution’s relative score and supervisory judgment. The fifth loss absorbency bucket of 3.5 percent is currently empty and serves to discourage banks from becoming more systemically important. Also in November 2011, the Financial Stability Board (FSB) published an integrated set of policy measures and identified an initial group of GSIBs, which included the Corporation.
In July 2013, the Basel Committee updated the November 2011 methodology to recalibrate the substitutability/financial institution infrastructure indicator by introducing a cap on the weighting of that component, and requiring the annual publication by the FSB of key information necessary to permit each GSIB to calculate its score and observe its position within the buckets and relative to the industry total for each indicator. Every three years,

Bank of America 2014 64

beginning on January 1, 2016, the Basel Committee will reconsider and recalibrate the bucket thresholds. The Basel Committee and FSB expect banks to change their behavior in response to the incentives of the GSIB framework, as well as other aspects of Basel 3 and jurisdiction-specific regulations.
In November 2014, the Basel Committee published an updated list of GSIBs and their respective loss absorbency buckets. As of December 31, 2014, we estimated our surcharge at 1.5 percent based on the Basel 3 information and considering the FSB’s report, “2014 update of list of global systemically important banks (GSIBs).” Our surcharge could change each year based on our actions and those of our peers, as the scoring methods utilize data from the Corporation in combination with the industry. If our score were to increase, we could be subject to a higher GSIB surcharge.
In December 2014, a U.S. banking regulator proposed a regulation that would implement GSIB surcharge requirements for the largest U.S. BHCs. Under the proposal, assignment to loss absorbency buckets would be determined by the higher score as calculated according to two methods. Method 1 is substantially similar to the Basel Committee’s methodology, whereas Method 2 replaces the substitutability/financial institution infrastructure indicator with a measure of short-term wholesale funding and then multiplies the overall score by two. The Federal Reserve estimates that Method 2 will yield a higher surcharge, currently ranging from 1.0 percent to 4.5 percent.
Under the proposed U.S. rules, the GSIB surcharge requirement will begin to phase in effective January 2016, with full implementation in January 2019. Data from the original five indicators, measured as of December 31, 2014, combined with short-term wholesale funding data covering the third quarter of 2015, is proposed to be used to determine the GSIB surcharge that will be effective for us in 2016.
Broker-dealer Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the Commodity Futures Trading Commission Regulation 1.17.
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At December 31, 2014, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $9.7 billion and exceeded the minimum requirement of $1.3 billion by $8.4 billion. MLPCC’s net capital of $3.4 billion exceeded the minimum requirement of $508 million by $2.9 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At December 31, 2014, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At December 31, 2014, MLI’s capital resources were $32.3 billion which exceeded the minimum requirement of $17.9 billion.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2014 and through February 25, 2015, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
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
Global funding and primary liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events.
The Board approves the Corporation’s liquidity policy and the ERC approves the contingency funding plan, including establishing liquidity risk tolerance levels. The MRC monitors our liquidity position and reviews the impact of strategic decisions on our liquidity. The MRC is responsible for overseeing liquidity risks and maintaining exposures within the established tolerance levels. MRC reviews and monitors our liquidity position, cash flow forecasts, stress testing scenarios and results, and implements our liquidity limits and guidelines. For additional information, see Managing Risk on page 55. Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining excess liquidity at the parent company and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of excess liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
Global Excess Liquidity Sources and Other Unencumbered Assets
We maintain excess liquidity available to Bank of America Corporation, or the parent company and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets, which we call our Global Excess Liquidity Sources, serve as our primary means of liquidity risk mitigation. Our cash is primarily on deposit with the Federal Reserve and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select

65 Bank of America 2014

group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our Global Excess Liquidity Sources are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final LCR rules. For more information on the final rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 67.
Our Global Excess Liquidity Sources were $439 billion and $376 billion at December 31, 2014 and 2013, and were maintained as presented in Table 18.

Table 18	Global Excess Liquidity Sources

	December 31		Average for Three Months Ended December 31 2014
(Dollars in billions)	2014	2013
Parent company	$98	$95	$92
Bank subsidiaries	306	249	314
Other regulated entities	35	32	32
Total Global Excess Liquidity Sources	$439	$376	$438
As shown in Table 18, parent company Global Excess Liquidity Sources totaled $98 billion and $95 billion at December 31, 2014 and 2013. The increase in parent company liquidity was primarily due to bank subsidiary inflows, partially offset by payments in connection with litigation settlements. Typically, parent company excess liquidity is in the form of cash deposited with BANA.
Global Excess Liquidity Sources available to our bank subsidiaries totaled $306 billion and $249 billion at December 31, 2014 and 2013. The increase in bank subsidiaries’ liquidity was primarily due to a shift from less liquid mortgage loans into more liquid securities, partially offset by dividends and returns of capital to the parent company. Global Excess Liquidity Sources at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $214 billion and $218 billion at December 31, 2014 and 2013. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loan and securities collateral. Eligibility is defined by guidelines outlined by the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.
Global Excess Liquidity Sources available to our other regulated entities, comprised primarily of broker-dealer subsidiaries, totaled $35 billion and $32 billion at December 31, 2014 and 2013. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.
Table 19 presents the composition of Global Excess Liquidity Sources at December 31, 2014 and 2013.

Table 19	Global Excess Liquidity Sources Composition

	December 31
(Dollars in billions)	2014	2013
Cash on deposit	$97	$90
U.S. Treasury securities	74	20
U.S. agency securities and mortgage-backed securities	252	245
Non-U.S. government and supranational securities	16	21
Total Global Excess Liquidity Sources	$439	$376
Time-to-required Funding and Stress Modeling
We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “time-to-required funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our time-to-required funding was 39 months at December 31, 2014. For purposes of calculating time-to-required funding, at December 31, 2014, we have included in the amount of unsecured contractual obligations $8.6 billion related to the BNY Mellon Settlement. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain.
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
The types of potential contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals; increased draws on loan commitments, liquidity facilities and letters of credit; additional collateral that counterparties could call if our credit ratings were downgraded; collateral and margin requirements arising from market value changes; and potential liquidity required to maintain

Bank of America 2014 66

businesses and finance customer activities. Changes in certain market factors, including, but not limited to, credit rating downgrades, could negatively impact potential contractual and contingent outflows and the related financial instruments, and in some cases these impacts could be material to our financial results.
We consider all sources of funds that we could access during each stress scenario and focus particularly on matching available sources with corresponding liquidity requirements by legal entity. We also use the stress modeling results to manage our asset-liability profile and establish limits and guidelines on certain funding sources and businesses.
Basel 3 Liquidity Standards
The Basel Committee has issued two liquidity risk-related standards that are considered part of the Basel 3 liquidity standards: the Liquidity Coverage Ratio (LCR) and the Net Stable Funding Ratio (NSFR). The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. As with other Basel Committee standards, the Basel Committee’s liquidity risk-related standards do not directly apply to U.S. financial institutions, but require adoption by U.S. banking regulators as described below.
In 2014, the U.S. banking regulators finalized LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. Under the final rule, an initial minimum LCR of 80 percent is required in January 2015, and will increase thereafter in 10 percentage point increments annually through January 2017. These minimum requirements are applicable to the Corporation on a consolidated basis and to our insured depository institutions. As of December 31, 2014, we estimate the consolidated Corporation to be in compliance with LCR on a fully phased-in basis. For more information on our balance sheet actions to reduce risk and increase liquidity related to LCR, see Executive Summary – Balance Sheet Overview on page 27.
In 2014, the Basel Committee issued a final standard for the NSFR, the standard that is intended to reduce funding risk over a longer time horizon. The NSFR is designed to ensure an appropriate amount of stable funding, generally capital and liabilities maturing beyond one year, given the mix of assets and off-balance sheet items. The final standard aligns the NSFR to the LCR and gives more credit to a wider range of funding. The final standard also includes adjustments to the stable funding required for certain types of assets, some of which reduce the stable funding requirement and some of which increase it. The U.S. banking regulators are expected to propose a similar NSFR regulation in the near future. We expect to meet the NSFR requirement within the regulatory timeline.
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
We fund a substantial portion of our lending activities through our deposits, which were $1.12 trillion at both December 31, 2014 and 2013. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans. During 2014, $4.1 billion of new senior debt was issued to third-party investors from the credit card securitization trusts.
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
We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. During 2014, we issued $32.7 billion of long-term unsecured debt, including structured note issuance of $2.8 billion, a majority of which was issued by the parent company. We also issued $3.3 billion of unsecured long-term debt through BANA. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

67 Bank of America 2014

Table 20 presents our long-term debt by major currency at December 31, 2014 and 2013.

Table 20	Long-term Debt by Major Currency

	December 31
(Dollars in millions)	2014	2013
U.S. Dollar	$191,264	$176,294
Euro	30,687	46,029
British Pound	7,881	9,772
Japanese Yen	6,058	9,115
Australian Dollar	2,135	1,870
Canadian Dollar	1,779	2,402
Swiss Franc	897	1,274
Other	2,438	2,918
Total long-term debt	$243,139	$249,674
Total long-term debt decreased $6.5 billion, or three percent, in 2014, primarily driven by maturities outpacing new issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 105.
We may also issue unsecured debt in the form of structured notes for client purposes. Structured notes are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $38.8 billion and $48.4 billion at December 31, 2014 and 2013.
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
Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types, the rating agencies’ assessment of the general operating environment for financial services companies, the sovereign credit ratings of the U.S. government, our mortgage exposures (including litigation), our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices, and current or future regulatory and legislative initiatives.
All three agencies have indicated that, as a systemically important financial institution, the senior credit ratings of the Corporation and Bank of America, N.A. (or in the case of Moody’s Investors Service, Inc. (Moody’s), only the ratings of Bank of America, N.A.) currently reflect the expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments.
On December 2, 2014, Standard & Poor’s Ratings Services (S&P) affirmed the ratings of Bank of America, and revised the outlook on our core operating subsidiaries, including Bank of America, N.A., MLPF&S, and MLI, to stable from negative. The negative outlook on the ratings of Bank of America Corporation reflects S&P’s ongoing evaluation of whether to continue to include uplift for extraordinary U.S. government support in the ratings of systemically-important BHCs. On November 25, 2014, Fitch Ratings (Fitch) concluded their periodic review of 12 large, complex securities trading and universal banks, including Bank of America Corporation. As a result of this review, Fitch affirmed all of the Corporation’s credit ratings and retained a negative outlook. The negative outlook reflects Fitch’s expectation that the probability of the U.S. government providing support to a systemically important financial institution during a crisis is likely to decline due to the

Bank of America 2014 68

orderly liquidation provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. On November 14, 2013, Moody’s concluded its review of the ratings for Bank of America and certain other systemically important U.S. BHCs, affirming our current ratings and noting that those ratings no longer incorporate any uplift for U.S. government support. Concurrently, Moody’s upgraded Bank of America, N.A.’s senior debt and stand-alone ratings by one notch, citing a number of positive developments at Bank of America. Moody’s also moved its outlook for all of our ratings to stable.
Table 21 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 21	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	Baa2	P-2	Stable	A-	A-2	Negative	A	F1	Negative
Bank of America, N.A.	A2	P-1	Stable	A	A-1	Stable	A	F1	Negative
Merrill Lynch, Pierce, Fenner & Smith	NR	NR	NR	A	A-1	Stable	A	F1	Negative
Merrill Lynch International	NR	NR	NR	A	A-1	Stable	A	F1	Negative
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
Table 22 presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 22	Additional Collateral Required to be Posted Upon Downgrade

	December 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,402	$2,825
Bank of America, N.A. and subsidiaries (1)	1,072	1,886

(1)	Included in Bank of America Corporation collateral requirements in this table.
Table 23 presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at December 31, 2014, if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Table 23	Derivative Liabilities Subject to Unilateral Termination Upon Downgrade

	December 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,785	$3,850
Collateral posted	1,520	2,986
While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Stress Modeling on page 66.
For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements.
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

69 Bank of America 2014

Credit Risk Management
Credit quality improved during 2014 due in part to improving economic conditions. In addition, our proactive credit risk management activities positively impacted the credit portfolio as charge-offs and delinquencies continued to improve. For additional information, see Executive Summary – 2014 Economic and Business Environment on page 23.
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for categories of assets carried at fair value is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current fair value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures encompass funded and unfunded credit exposures. For more information on derivatives and credit extension commitments, see Note 2 – Derivatives and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
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
We have non-U.S. exposure largely in Europe and Asia Pacific. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 93 and Item 1A. Risk Factors of this Annual Report on Form 10-K.
For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 70, Commercial Portfolio Credit Risk Management on page 84, Non-U.S. Portfolio on page 93, Provision for Credit Losses on page 95 and Allowance for Credit Losses on page 95, Note 1 – Summary of Significant Accounting Principles, Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

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
During 2014, we completed approximately 71,600 customer loan modifications with a total unpaid principal balance of approximately $13 billion, including approximately 33,400 permanent modifications, under the U.S. government’s Making Home Affordable Program. Of the loan modifications completed in 2014, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, approximately half were in the Corporation’s held-for-investment (HFI) portfolio. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 82 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Consumer Credit Portfolio
Improvement in the U.S. economy, labor markets and home prices continued during 2014 resulting in improved credit quality and lower credit losses across all consumer portfolios compared to 2013. Consumer loans 30 days or more past due and 90 days or more past due declined during 2014 across all consumer portfolios as a result of improved delinquency trends. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered to their 2006 levels.
Improved credit quality, increased home prices and continued loan balance run-off across the consumer portfolio drove a $3.4 billion decrease in the consumer allowance for loan and lease losses in 2014 to $10.0 billion at December 31, 2014. For more information, see Allowance for Credit Losses on page 95.
In connection with the 2013 settlement with FNMA, we repurchased certain residential mortgage loans that had previously been sold to FNMA, which we have valued at less than the purchase price. As of December 31, 2014, these loans had an unpaid principal balance of $4.4 billion and a carrying value of $3.8 billion, of which $4.1 billion of unpaid principal balance and $3.5 billion of carrying value were classified as PCI loans. All of these loans are included in the Legacy Assets & Servicing portfolio in Table 27. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the

Bank of America 2014 70

consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 50 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Table 24 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the

“Outstandings” columns in Table 24, PCI loans are also shown separately, net of purchase accounting adjustments, in the “Purchased Credit-impaired Loan Portfolio” columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 24	Consumer Loans and Leases

		December 31
		Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)		2014	2013	2014	2013
Residential mortgage (1)		$216,197	$248,066	$15,152	$18,672
Home equity		85,725	93,672	5,617	6,593
U.S. credit card		91,879	92,338	n/a	n/a
Non-U.S. credit card		10,465	11,541	n/a	n/a
Direct/Indirect consumer (2)		80,381	82,192	n/a	n/a
Other consumer (3)		1,846	1,977	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option		486,493	529,786	20,769	25,265
Loans accounted for under the fair value option (4)		2,077	2,164	n/a	n/a
Total consumer loans and leases		$488,570	$531,950	$20,769	$25,265

(1)	Outstandings include pay option loans of $3.2 billion and $4.4 billion at December 31, 2014 and 2013. We no longer originate pay option loans.

(2)
Outstandings include dealer financial services loans of $37.7 billion and $38.5 billion, unsecured consumer lending loans of $1.5 billion and $2.7 billion, U.S. securities-based lending loans of $35.8 billion and $31.2 billion, non-U.S. consumer loans of $4.0 billion and $4.7 billion, student loans of $632 million and $4.1 billion and other consumer loans of $761 million and $1.0 billion at December 31, 2014 and 2013.

(3)
Outstandings include consumer finance loans of $676 million and $1.2 billion, consumer leases of $1.0 billion and $606 million, consumer overdrafts of $162 million and $176 million and other non-U.S. consumer loans of $3 million and $5 million at December 31, 2014 and 2013.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.9 billion and $2.0 billion and home equity loans of $196 million and $147 million at December 31, 2014 and 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 82 and Note 21 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

71 Bank of America 2014

Table 25 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with

FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 25	Consumer Credit Quality

		December 31
		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		2014	2013	2014	2013
Residential mortgage (1)		$6,889	$11,712	$11,407	$16,961
Home equity		3,901	4,075	—	—
U.S. credit card		n/a	n/a	866	1,053
Non-U.S. credit card		n/a	n/a	95	131
Direct/Indirect consumer		28	35	64	408
Other consumer		1	18	1	2
Total (2)		$10,819	$15,840	$12,433	$18,555
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)		2.22%	2.99%	2.56%	3.50%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)		2.70	3.80	0.26	0.38

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2014 and 2013, residential mortgage included $7.3 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.1 billion and $4.0 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At December 31, 2014 and 2013, $392 million and $445 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable
Table 26 presents net charge-offs and related ratios for consumer loans and leases.

Table 26	Consumer Net Charge-offs and Related Ratios

		Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)		2014	2013	2014	2013
Residential mortgage		$(114)	$1,084	(0.05)%	0.42%
Home equity		907	1,803	1.01	1.80
U.S. credit card		2,638	3,376	2.96	3.74
Non-U.S. credit card		242	399	2.10	3.68
Direct/Indirect consumer		169	345	0.20	0.42
Other consumer		229	234	11.27	12.96
Total		$4,071	$7,241	0.80	1.34

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio of $545 million in residential mortgage and $265 million in home equity in 2014 compared to $1.1 billion in residential mortgage and $1.2 billion in home equity in 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

(2)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were (0.08) percent and 0.74 percent for residential mortgage, 1.09 percent and 1.94 percent for home equity and 1.00 percent and 1.71 percent for the total consumer portfolio for 2014 and 2013, respectively. These are the only product classifications that include PCI and fully-insured loans.
Net charge-offs exclude write-offs in the PCI loan portfolio of $545 million and $1.1 billion in residential mortgage and $265 million and $1.2 billion in home equity for 2014 and 2013,

respectively. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 0.18 percent and 0.85 percent for residential mortgage and 1.31 percent and 3.05 percent for home equity in 2014 and 2013, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

Bank of America 2014 72

Table 27 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing, see CRES on page 38.

Table 27	Home Loans Portfolio (1)

	December 31
	Outstandings		Nonperforming		Net Charge-offs (2)
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Core portfolio
Residential mortgage	$162,220	$177,336	$2,398	$3,316	$140	$274
Home equity	51,887	54,499	1,496	1,431	275	439
Total Core portfolio	214,107	231,835	3,894	4,747	415	713
Legacy Assets & Servicing portfolio
Residential mortgage	53,977	70,730	4,491	8,396	(254)	810
Home equity	33,838	39,173	2,405	2,644	632	1,364
Total Legacy Assets & Servicing portfolio	87,815	109,903	6,896	11,040	378	2,174
Home loans portfolio
Residential mortgage	216,197	248,066	6,889	11,712	(114)	1,084
Home equity	85,725	93,672	3,901	4,075	907	1,803
Total home loans portfolio	$301,922	$341,738	$10,790	$15,787	$793	$2,887

			December 31
			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			2014	2013	2014	2013
Core portfolio
Residential mortgage			$593	$728	$(47)	$166
Home equity			702	965	3	119
Total Core portfolio			1,295	1,693	(44)	285
Legacy Assets & Servicing portfolio
Residential mortgage			2,307	3,356	(696)	(979)
Home equity			2,333	3,469	(236)	(430)
Total Legacy Assets & Servicing portfolio			4,640	6,825	(932)	(1,409)
Home loans portfolio
Residential mortgage			2,900	4,084	(743)	(813)
Home equity			3,035	4,434	(233)	(311)
Total home loans portfolio			$5,935	$8,518	$(976)	$(1,124)

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $1.9 billion and $2.0 billion and home equity loans of $196 million and $147 million at December 31, 2014 and 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 82 and Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolio of $545 million in residential mortgage and $265 million in home equity in 2014, which are included in the Legacy Assets & Servicing portfolio, compared to $1.1 billion in residential mortgage and $1.2 billion in home equity in 2013. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 78.
Residential Mortgage
The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 44 percent of consumer loans and leases at December 31, 2014. Approximately 24 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $31.9 billion during 2014 due to paydowns, sales, charge-offs and transfers to foreclosed properties. Of the decline, more than 50 percent was due to the sale of $10.7 billion of loans with standby insurance agreements and $6.7 billion of nonperforming and other delinquent loan sales. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.
At December 31, 2014 and 2013, the residential mortgage portfolio included $65.0 billion and $87.2 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements with FNMA and FHLMC. At December 31, 2014 and 2013, $47.8 billion and

73 Bank of America 2014

$59.0 billion had FHA insurance with the remainder protected by long-term standby agreements. At December 31, 2014 and 2013, $15.9 billion and $22.5 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. All of these loans are individually insured and therefore the Corporation does not record a significant allowance for loan and lease losses with respect to these loans.
The long-term standby agreements with FNMA and FHLMC reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At December 31, 2014, these programs had the cumulative effect of reducing our risk-weighted assets by $5.2 billion, increasing both our Tier 1 capital ratio and Common equity tier 1 capital ratio by five bps under the Basel 3 Standardized – Transition. This compared to reducing our risk-weighted assets by $8.4 billion, increasing our Tier 1 capital ratio by eight bps and increasing our Tier 1 common capital ratio by seven bps at December 31, 2013 under Basel 1 (which included the Market Risk Final Rules).
In addition to the long-term standby agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. We pay a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgage loans HFI. Cash held in the vehicles is used to reimburse us in the event that losses on the mortgage portfolio exceed 10 bps of the original pool balance, up to the remaining amount of purchased loss protection of $270 million and $339 million at December 31, 2014 and 2013.

Amounts due from the vehicles are recorded in other income (loss) in the Consolidated Statement of Income when we recognize a reimbursable loss. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At December 31, 2014 and 2013, the synthetic securitization vehicles referenced principal balances of $7.0 billion and $12.5 billion of residential mortgage loans and we had a receivable of $146 million and $198 million from these vehicles for reimbursement of losses. We record an allowance for loan and lease losses on loans referenced by the synthetic securitization vehicles without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles.
Table 28 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 78.

Table 28	Residential Mortgage – Key Credit Statistics

	December 31
	Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	2014	2013	2014	2013
Outstandings	$216,197	$248,066	$136,075	$142,147
Accruing past due 30 days or more	16,485	23,052	1,868	2,371
Accruing past due 90 days or more	11,407	16,961	—	—
Nonperforming loans	6,889	11,712	6,889	11,712
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100 (2)	9%	11%	6%	8%
Refreshed LTV greater than 100 (2)	12	17	7	11
Refreshed FICO below 620	16	20	8	11
2006 and 2007 vintages (3)	19	21	22	27
Net charge-off ratio (4)	(0.05)	0.42	(0.08)	0.74

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $1.9 billion and $2.0 billion of residential mortgage loans accounted for under the fair value option at December 31, 2014 and 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 82 and Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)
Effective December 31, 2014, with the exception of high-value properties, underlying values for LTV ratios are primarily determined using automated valuation models. For high-value properties, generally with an original value of $1 million or more, estimated property values are determined using the CoreLogic Case-Shiller Index. Prior-period values have been updated to reflect this change. Previously reported values were primarily determined through an index-based approach.

(3)
These vintages of loans account for $2.8 billion, or 41 percent, and $6.2 billion, or 53 percent, of nonperforming residential mortgage loans at December 31, 2014 and 2013. Additionally, these vintages contributed net recoveries of $233 million to residential mortgage net recoveries in 2014 and $653 million, or 60 percent, of total residential mortgage net charge-offs in 2013.

(4)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $4.8 billion in 2014 as sales of $4.1 billion, paydowns, returns to performing status, charge-offs, and transfers to foreclosed properties and held-for-sale outpaced new inflows. Of the nonperforming residential mortgage loans at December 31, 2014, $1.8 billion, or 26 percent were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $3.8 billion, or 55 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans past due 30 days or more decreased $503 million in 2014.

Bank of America 2014 74

Net charge-offs decreased $1.2 billion to a net recovery of $114 million in 2014, or (0.08) percent of total average residential mortgage loans, compared to net charge-offs of $1.1 billion, or 0.74 percent, in 2013. This decrease in net charge-offs was primarily driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy. In addition, net charge-offs declined due to the impact of recoveries of $407 million related to nonperforming loan sales in 2014.
Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented six percent and eight percent of the residential mortgage portfolio at December 31, 2014 and 2013. Loans with a refreshed LTV greater than 100 percent represented seven percent and 11 percent of the residential mortgage loan portfolio at December 31, 2014 and 2013. Of the loans with a refreshed LTV greater than 100 percent, 96 percent and 95 percent were performing at December 31, 2014 and 2013. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by subsequent appreciation. Loans to borrowers with refreshed FICO scores below 620 represented eight percent and 11 percent of the residential mortgage portfolio at December 31, 2014 and 2013.
Of the $136.1 billion in total residential mortgage loans outstanding at December 31, 2014, as shown in Table 29, 39 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $12.5 billion, or 23 percent at December 31, 2014. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2014, $256 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.9 billion, or one percent for the entire residential mortgage portfolio. In addition, at December 31, 2014, $862 million, or seven percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming, of which $441 million were contractually current, compared to $6.9 billion, or five percent for the entire residential mortgage portfolio, of which $1.8 billion were contractually current. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2016 or later.
Table 29 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both December 31, 2014 and 2013. In 2014, loans within this MSA contributed net recoveries of $81 million within the residential mortgage portfolio. In 2013, loans within this MSA contributed three percent of net charge-offs within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent and 10 percent of outstandings at December 31, 2014 and 2013. In 2014, loans within this MSA contributed net charge-offs of $27 million within the residential mortgage portfolio. In 2013, loans within this MSA contributed 11 percent of net charge-offs within the residential mortgage portfolio.

Table 29	Residential Mortgage State Concentrations

	December 31
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
(Dollars in millions)	2014	2013	2014	2013	2014	2013
California	$45,496	$47,885	$1,459	$3,396	$(280)	$148
New York (3)	11,826	11,787	477	789	15	59
Florida (3)	10,116	10,777	858	1,359	(43)	117
Texas	6,635	6,766	269	407	1	25
Virginia	4,402	4,774	244	369	4	31
Other U.S./Non-U.S.	57,600	60,158	3,582	5,392	189	704
Residential mortgage loans (4)	$136,075	$142,147	$6,889	$11,712	$(114)	$1,084
Fully-insured loan portfolio	64,970	87,247
Purchased credit-impaired residential mortgage loan portfolio	15,152	18,672
Total residential mortgage loan portfolio	$216,197	$248,066

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $1.9 billion and $2.0 billion of residential mortgage loans accounted for under the fair value option at December 31, 2014 and 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 82 and Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $545 million of write-offs in the residential mortgage PCI loan portfolio in 2014 compared to $1.1 billion in 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI residential mortgage and fully-insured loan portfolios.

75 Bank of America 2014

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $9.0 billion and $10.3 billion at December 31, 2014 and 2013, or seven percent of the residential mortgage portfolio, at both December 31, 2014 and 2013. The CRA portfolio included $986 million and $1.7 billion of nonperforming loans at December 31, 2014 and 2013, representing 14 percent of total nonperforming residential mortgage loans, at both December 31, 2014 and 2013. Net charge-offs in the CRA portfolio were $52 million compared to net recoveries of $114 million for the residential mortgage portfolio in 2014 and $260 million of the $1.1 billion total net charge-offs for the residential mortgage portfolio in 2013.

Home Equity
At December 31, 2014, the home equity portfolio made up 18 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages.
At December 31, 2014, our HELOC portfolio had an outstanding balance of $74.2 billion, or 87 percent of the total home equity portfolio compared to $80.3 billion, or 86 percent, at December 31, 2013. HELOCs generally have an initial draw period of 10 years. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.
At December 31, 2014, our home equity loan portfolio had an outstanding balance of $9.8 billion, or 11 percent of the total home equity portfolio compared to $12.0 billion, or 13 percent, at December 31, 2013. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $9.8 billion at December 31, 2014, 53 percent have 25- to 30-year terms. At December 31, 2014, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $1.7 billion, or two percent of the total home equity portfolio compared to $1.4 billion, or one percent, at December 31, 2013. We no longer originate reverse mortgages.
At December 31, 2014, approximately 90 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $7.9 billion in 2014 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at December 31, 2014 and 2013, $20.6 billion and $20.7 billion, or 24 percent and 22 percent, were in first-lien positions (26 percent and 24 percent excluding the PCI home equity portfolio). At December 31, 2014, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $15.4 billion, or 19 percent of our total home equity portfolio excluding the PCI loan portfolio.
Unused HELOCs totaled $53.7 billion and $56.8 billion at December 31, 2014 and 2013. The decrease was primarily due to customers choosing to close accounts, which more than offset customer paydowns of principal balances, as well as the impact of new production. The HELOC utilization rate was 58 percent and 59 percent at December 31, 2014 and 2013.
Table 30 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 78.

Table 30	Home Equity – Key Credit Statistics

	December 31
	Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)	2014	2013	2014	2013
Outstandings	$85,725	$93,672	$80,108	$87,079
Accruing past due 30 days or more (2)	640	901	640	901
Nonperforming loans (2)	3,901	4,075	3,901	4,075
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100 (3)	8%	9%	7%	8%
Refreshed CLTV greater than 100 (3)	16	23	14	21
Refreshed FICO below 620	8	8	7	8
2006 and 2007 vintages (4)	46	48	43	45
Net charge-off ratio (5)	1.01	1.80	1.09	1.94

(1)
Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. There were $196 million and $147 million of home equity loans accounted for under the fair value option at December 31, 2014 and 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 82 and Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)
Accruing past due 30 days or more includes $98 million and $131 million and nonperforming loans includes $505 million and $582 million of loans where we serviced the underlying first-lien at December 31, 2014 and 2013.

(3)
Effective December 31, 2014, with the exception of high-value properties, underlying values for LTV ratios are primarily determined using automated valuation models. For high-value properties, generally with an original value of $1 million or more, estimated property values are determined using the CoreLogic Case-Shiller Index. Prior-period values have been updated to reflect this change. Previously reported values were primarily determined through an index-based approach.

(4)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 47 percent and 50 percent of nonperforming home equity loans at December 31, 2014 and 2013, and 59 percent and 63 percent of net charge-offs in 2014 and 2013.

(5)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Bank of America 2014 76

Nonperforming outstanding balances in the home equity portfolio decreased $174 million in 2014 primarily due to enhanced identification of the delinquency status on first-lien loans serviced by other financial institutions. This was partially offset by an increase in contractually current nonperforming loans where the loan has been modified in a TDR. Of the nonperforming home equity portfolio at December 31, 2014, $1.8 billion, or 45 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $1.4 billion, or 37 percent of nonperforming home equity loans, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Outstanding balances accruing past due 30 days or more decreased $261 million in 2014.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. We also utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At December 31, 2014, we estimate that $1.7 billion of current and $217 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $279 million of these combined amounts, with the remaining $1.6 billion serviced by third parties. Of the $1.9 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that $800 million had first-lien loans that were 90 days or more past due.
Net charge-offs decreased $896 million to $907 million, or 1.09 percent of the total average home equity portfolio in 2014, compared to $1.8 billion, or 1.94 percent, in 2013. The decrease in net charge-offs was primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy. The net charge-off ratios for 2014 and 2013 were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.
Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTVs) comprised seven percent and eight percent of the home equity portfolio at December 31, 2014 and 2013. Outstanding balances with refreshed CLTVs greater than

100 percent comprised 14 percent and 21 percent of the home equity portfolio at December 31, 2014 and 2013. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration since 2006, partially mitigated by subsequent appreciation, has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 97 percent of the customers were current on their home equity loan and 93 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at December 31, 2014. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented seven percent and eight percent of the home equity portfolio at December 31, 2014 and 2013.
Of the $80.1 billion in total home equity portfolio outstandings at December 31, 2014, as shown in Table 31, 75 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $5.3 billion, or seven percent of total HELOCs at December 31, 2014. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2014, $135 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $581 million, or one percent for the entire HELOC portfolio. In addition, at December 31, 2014, $817 million, or 15 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $373 million were contractually current, compared to $3.5 billion, or five percent for the entire HELOC portfolio, of which $1.5 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 75 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2016 or later. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During 2014, approximately 41 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

77 Bank of America 2014

Table 31 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both December 31, 2014 and 2013. Loans within this MSA contributed 14 percent and nine percent of net charge-offs in 2014 and 2013 within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both December 31, 2014 and 2013. Loans within this MSA contributed four percent and nine percent of net charge-offs in 2014 and 2013 within the home equity portfolio.

Table 31	Home Equity State Concentrations

	December 31
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
(Dollars in millions)	2014	2013	2014	2013	2014	2013
California	$23,250	$25,061	$1,012	$1,047	$118	$509
Florida (3)	9,633	10,604	574	643	170	315
New Jersey (3)	5,883	6,153	299	304	68	93
New York (3)	5,671	6,035	387	405	81	110
Massachusetts	3,655	3,881	148	144	30	42
Other U.S./Non-U.S.	32,016	35,345	1,481	1,532	440	734
Home equity loans (4)	$80,108	$87,079	$3,901	$4,075	$907	$1,803
Purchased credit-impaired home equity portfolio	5,617	6,593
Total home equity loan portfolio	$85,725	$93,672

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $196 million and $147 million of home equity loans accounted for under the fair value option at December 31, 2014 and 2013. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 82 and Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $265 million of write-offs in the home equity PCI loan portfolio in 2014 compared to $1.2 billion in 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

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

As of December 31, 2014, loans repurchased in connection with the settlement with FNMA had an unpaid principal balance of $4.4 billion and a carrying value of $3.8 billion, of which $4.1 billion of unpaid principal balance and $3.5 billion of carrying value were classified as PCI loans. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Table 32 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 32	Purchased Credit-impaired Loan Portfolio

	December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$15,726	$15,152	$880	$14,272	90.75%
Home equity	5,605	5,617	772	4,845	86.44
Total purchased credit-impaired loan portfolio	$21,331	$20,769	$1,652	$19,117	89.62

	December 31, 2013
Residential mortgage	$19,558	$18,672	$1,446	$17,226	88.08%
Home equity	6,523	6,593	1,047	5,546	85.02
Total purchased credit-impaired loan portfolio	$26,081	$25,265	$2,493	$22,772	87.31
The total PCI unpaid principal balance decreased $4.8 billion, or 18 percent, in 2014 primarily driven by sales, payoffs, paydowns and write-offs. During 2014, we sold PCI loans with a carrying value of $1.9 billion compared to sales of $1.3 billion in 2013.
Of the unpaid principal balance of $21.3 billion at December 31, 2014, $17.0 billion, or 80 percent, was current based on the contractual terms, $1.5 billion, or seven percent, was in early stage delinquency, and $2.2 billion was 180 days or more past due, including $2.1 billion of first-lien mortgages and $94 million of home equity loans.

Bank of America 2014 78

During 2014, we recorded a provision benefit of $31 million for the PCI loan portfolio including $21 million for residential mortgage and $10 million for home equity. This compared to a total provision benefit of $707 million in 2013. The provision benefit in 2014 was primarily driven by changes in liquidation assumptions and improved macro-economic conditions.
The PCI valuation allowance declined $841 million during 2014 due to write-offs in the PCI loan portfolio of $545 million in residential mortgage and $265 million in home equity, and a provision benefit of $31 million.
Purchased Credit-impaired Residential Mortgage Loan Portfolio
The PCI residential mortgage loan portfolio represented 73 percent of the total PCI loan portfolio at December 31, 2014. Those loans to borrowers with a refreshed FICO score below 620 represented 40 percent of the PCI residential mortgage loan portfolio at December 31, 2014. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 34 percent of the PCI residential mortgage loan portfolio and 46 percent based on the unpaid principal balance at December 31, 2014. Table 33 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 33	Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations

	December 31
(Dollars in millions)	2014	2013
California	$6,885	$8,180
Florida (1)	1,289	1,750
Virginia	640	760
Maryland	602	728
Texas	318	433
Other U.S./Non-U.S.	5,418	6,821
Total	$15,152	$18,672

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).
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
At December 31, 2014, the unpaid principal balance of pay option loans, which include pay option ARMs and payment advantage ARMs, was $3.3 billion, with a carrying value of $3.2 billion, including $2.8 billion of loans that were credit-impaired upon acquisition and, accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $1.1 billion, including $63 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, one percent and five percent at December 31, 2014 and 2013 elected to make only the minimum payment on pay option loans. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at December 31, 2014 that have not already experienced a payment reset, two percent are expected to reset in 2015, 32 percent are expected to reset in 2016 and 11 percent are expected to reset thereafter. In addition, 18 percent are expected to prepay and approximately 37 percent are expected to default prior to being reset, most of which were severely delinquent as of December 31, 2014. We no longer originate pay option loans.

79 Bank of America 2014

Purchased Credit-impaired Home Equity Loan Portfolio
The PCI home equity portfolio represented 27 percent of the total PCI loan portfolio at December 31, 2014. Those loans with a refreshed FICO score below 620 represented 15 percent of the PCI home equity portfolio at December 31, 2014. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 64 percent of the PCI home equity portfolio and 68 percent based on the unpaid principal balance at December 31, 2014. Table 34 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 34	Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations

	December 31
(Dollars in millions)	2014	2013
California	$1,646	$1,921
Florida (1)	313	356
Virginia	265	310
Arizona	188	214
Colorado	151	199
Other U.S./Non-U.S.	3,054	3,593
Total	$5,617	$6,593

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).
U.S. Credit Card
At December 31, 2014, 96 percent of the U.S. credit card portfolio was managed in CBB with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $459 million in 2014 primarily due to a portfolio divestiture. Net charge-offs decreased $738 million to $2.6 billion in 2014 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $372 million while loans 90 days or more past due and still accruing interest decreased $187 million in 2014 as a result of the factors mentioned above that contributed to lower net charge-offs.
Table 35 presents certain key credit statistics for the U.S. credit card portfolio.

Table 35	U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2014	2013
Outstandings	$91,879	$92,338
Accruing past due 30 days or more	1,701	2,073
Accruing past due 90 days or more	866	1,053

	2014	2013
Net charge-offs	$2,638	$3,376
Net charge-off ratios (1)	2.96%	3.74%

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans.
Unused lines of credit for U.S. credit card totaled $305.9 billion and $315.1 billion at December 31, 2014 and 2013. The $9.2 billion decrease was driven by the closure of inactive accounts and a portfolio divestiture.
Table 36 presents certain state concentrations for the U.S. credit card portfolio.

Table 36	U.S. Credit Card State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2014	2013	2014	2013	2014	2013
California	$13,682	$13,689	$127	$162	$414	$562
Florida	7,530	7,339	89	105	278	359
Texas	6,586	6,405	58	72	177	217
New York	5,655	5,624	59	70	174	219
New Jersey	3,943	3,868	40	48	116	150
Other U.S.	54,483	55,413	493	596	1,479	1,869
Total U.S. credit card portfolio	$91,879	$92,338	$866	$1,053	$2,638	$3,376

Bank of America 2014 80

Non-U.S. Credit Card
Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $1.1 billion in 2014 due to a portfolio divestiture and weakening of the British Pound against the U.S. Dollar. Net charge-offs decreased $157 million to $242 million in 2014 due to improvement in delinquencies as a result of higher credit quality originations and an improved economic environment, as well as improved recovery rates on previously charged-off loans.
Unused lines of credit for non-U.S. credit card totaled $28.2 billion and $31.1 billion at December 31, 2014 and 2013. The $2.9 billion decrease was driven by weakening of the British Pound against the U.S. Dollar and a portfolio divestiture.
Table 37 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 37	Non-U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2014	2013
Outstandings	$10,465	$11,541
Accruing past due 30 days or more	183	248
Accruing past due 90 days or more	95	131

	2014	2013
Net charge-offs	$242	$399
Net charge-off ratios (1)	2.10%	3.68%

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer
At December 31, 2014, approximately 50 percent of the direct/indirect portfolio was included in GWIM (principally securities-based lending loans and other personal loans), 49 percent was included in CBB (consumer dealer financial services – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans), and the remainder was primarily in All Other (student loans and the International Wealth Management businesses).
Outstandings in the direct/indirect portfolio decreased $1.8 billion in 2014 as a transfer of the government-guaranteed portion of the student loan portfolio to LHFS and lower outstandings in the unsecured consumer lending and consumer dealer financial services portfolios were partially offset by growth in the securities-based lending portfolio.
Net charge-offs decreased $176 million to $169 million in 2014, or 0.20 percent of total average direct/indirect loans, compared to $345 million, or 0.42 percent, in 2013. This decrease in net charge-offs was primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.
Net charge-offs in the unsecured consumer lending portfolio decreased $143 million to $47 million in 2014, or 2.30 percent of total average unsecured consumer lending loans compared to 5.26 percent in 2013. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $634 million to $379 million in 2014 due primarily to the transfer of the government-guaranteed portion of the student loan portfolio to LHFS.

81 Bank of America 2014

Table 38 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 38	Direct/Indirect State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2014	2013	2014	2013	2014	2013
California	$9,770	$10,041	$5	$57	$18	$42
Florida	7,930	7,634	5	25	27	41
Texas	7,741	7,850	5	66	19	32
New York	4,458	4,611	2	33	9	20
New Jersey	2,625	2,526	2	8	5	12
Other U.S./Non-U.S.	47,857	49,530	45	219	91	198
Total direct/indirect loan portfolio	$80,381	$82,192	$64	$408	$169	$345
Other Consumer
At December 31, 2014, approximately 37 percent of the $1.8 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited. The remainder is primarily leases within the consumer dealer financial services portfolio included in CBB.
Consumer Loans Accounted for Under the Fair Value Option
Outstanding consumer loans accounted for under the fair value option totaled $2.1 billion at December 31, 2014 and were comprised of residential mortgage loans that were previously classified as held-for-sale, residential mortgage loans held in consolidated variable interest entities (VIEs) and repurchased home equity loans. The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans continue to be measured at fair value after the reclassification. In 2014, we recorded net losses of $13 million resulting from changes in the fair value of these loans, including losses of $45 million on loans held in consolidated VIEs that were offset by gains recorded on related long-term debt.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 39 presents nonperforming consumer loans, leases and foreclosed properties activity during 2014 and 2013. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. During 2014, nonperforming consumer loans declined $5.0 billion to $10.8 billion as outflows including the impact of loan sales, returns to performing status and charge-offs outpaced new inflows which continued to improve due to favorable delinquency trends.
The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At December 31, 2014, $5.9 billion, or 51 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $5.2 billion of nonperforming loans 180 days or more past due and $630 million of foreclosed properties. In addition, at December 31, 2014, $3.6 billion, or 33 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $97 million in 2014 as additions outpaced liquidations. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $198 million in 2014. Not included in foreclosed properties at December 31, 2014 was $1.1 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 53.

Bank of America 2014 82

Restructured Loans
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 39.

Table 39	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)

(Dollars in millions)	2014	2013
Nonperforming loans and leases, January 1	$15,840	$19,431
Additions to nonperforming loans and leases:
New nonperforming loans and leases	7,077	9,652
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(1,625)	(2,782)
Sales	(4,129)	(1,528)
Returns to performing status (2)	(3,277)	(4,273)
Charge-offs	(2,187)	(3,514)
Transfers to foreclosed properties (3)	(672)	(483)
Transfers to loans held-for-sale (4)	(208)	(663)
Total net reductions to nonperforming loans and leases	(5,021)	(3,591)
Total nonperforming loans and leases, December 31 (5)	10,819	15,840
Foreclosed properties, January 1	533	650
Additions to foreclosed properties:
New foreclosed properties (3)	1,011	936
Reductions to foreclosed properties:
Sales	(829)	(930)
Write-downs	(85)	(123)
Total net additions (reductions) to foreclosed properties	97	(117)
Total foreclosed properties, December 31 (6)	630	533
Nonperforming consumer loans, leases and foreclosed properties, December 31	$11,449	$16,373
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (7)	2.22%	2.99%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (7)	2.35	3.09

(1)
Balances do not include nonperforming LHFS of $7 million and $376 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $102 million and $260 million at December 31, 2014 and 2013 as well as loans accruing past due 90 days or more as presented in Table 25 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	For 2014 and 2013, transfers to loans held-for-sale included $208 million and $273 million of loans that were sold prior to December 31, 2014 and 2013.

(5)	At December 31, 2014, 48 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 66 percent of their unpaid principal balance.

(6)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $1.1 billion and $1.4 billion at December 31, 2014 and 2013.

(7)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 39 are net of $191 million and $190 million of charge-offs in 2014 and 2013, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2014 and 2013, $800 million and $1.2 billion of such junior-lien home equity loans were included in nonperforming loans and leases. This decline was driven by enhanced identification of the delinquency on first-lien loans serviced by other financial institutions.

83 Bank of America 2014

Table 40 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 39.

Table 40	Home Loans Troubled Debt Restructurings

	December 31
	2014			2013
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$23,270	$4,529	$18,741	$29,312	$7,555	$21,757
Home equity (3)	2,358	1,595	763	2,146	1,389	757
Total home loans troubled debt restructurings	$25,628	$6,124	$19,504	$31,458	$8,944	$22,514

(1)
Residential mortgage TDRs deemed collateral dependent totaled $5.8 billion and $8.2 billion, and included $3.6 billion and $5.7 billion of loans classified as nonperforming and $2.2 billion and $2.5 billion of loans classified as performing at December 31, 2014 and 2013.

(2)	Residential mortgage performing TDRs included $11.9 billion and $14.3 billion of loans that were fully-insured at December 31, 2014 and 2013.

(3)
Home equity TDRs deemed collateral dependent totaled $1.6 billion and $1.4 billion, and included $1.4 billion and $1.2 billion of loans classified as nonperforming and $178 million and $227 million of loans classified as performing at December 31, 2014 and 2013.

In addition to modifying home loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In all cases, the customer’s available line of credit is canceled.
Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 39 as substantially all of the loans remain on accrual status until either charged off or paid in full. At December 31, 2014 and 2013, our renegotiated TDR portfolio was $1.1 billion and $2.1 billion, of which $907 million and $1.6 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Commercial Portfolio Credit Risk Management
Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of its financial position. As part of the overall credit risk assessment, our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis, and if necessary, adjusted to reflect changes in the financial condition, cash flow, risk profile or outlook of a borrower or counterparty. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing this with the total borrower or counterparty relationship. Our business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In addition, risk ratings are a factor in determining the level of allocated capital and the allowance for credit losses.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 45, 50, 57 and 58 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.
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

Bank of America 2014 84

In addition, the Corporation is a member of various securities and derivative exchanges and clearinghouses, both in the U.S. and other countries. As a member, the Corporation may be required to pay a pro-rata share of the losses incurred by some of these organizations as a result of another member default and under other loss scenarios. For additional information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Commercial Credit Portfolio
During 2014, tightening of credit spreads, combined with improved commercial real estate pricing and higher equity markets, drove further improvements in commercial credit quality. Our focus on balance sheet optimization drove new originations to be weighted to higher rated investment-grade obligors.
Outstanding commercial loans and leases decreased $3.5 billion, primarily in non-U.S. commercial, partially offset by growth in U.S. commercial. Credit quality continued to show improvement with declines in reservable criticized balances and nonperforming loans, leases and foreclosed property balances during 2014. Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases decreased during 2014 to 0.28 percent from 0.33 percent (0.29 percent from 0.34 percent excluding loans accounted for under the fair value option) at December 31, 2013. The allowance for loan and lease losses for the commercial portfolio increased $432 million to $4.4 billion at December 31, 2014 compared to December 31, 2013. For more information, see Allowance for Credit Losses on page 95.
Table 41 presents our commercial loans and leases portfolio, and related credit quality information at December 31, 2014 and 2013.

Table 41	Commercial Loans and Leases

	December 31
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	2014	2013	2014	2013	2014	2013
U.S. commercial	$220,293	$212,557	$701	$819	$110	$47
Commercial real estate (1)	47,682	47,893	321	322	3	21
Commercial lease financing	24,866	25,199	3	16	41	41
Non-U.S. commercial	80,083	89,462	1	64	—	17
	372,924	375,111	1,026	1,221	154	126
U.S. small business commercial (2)	13,293	13,294	87	88	67	78
Commercial loans excluding loans accounted for under the fair value option	386,217	388,405	1,113	1,309	221	204
Loans accounted for under the fair value option (3)	6,604	7,878	—	2	—	—
Total commercial loans and leases	$392,821	$396,283	$1,113	$1,311	$221	$204

(1)	Includes U.S. commercial real estate loans of $45.2 billion and $46.3 billion and non-U.S. commercial real estate loans of $2.5 billion and $1.6 billion at December 31, 2014 and 2013.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.9 billion and $1.5 billion and non-U.S. commercial loans of $4.7 billion and $6.4 billion at December 31, 2014 and 2013. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

Table 42 presents net charge-offs and related ratios for our commercial loans and leases for 2014 and 2013. Improving trends across the portfolio drove lower charge-offs.

Table 42	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2014	2013	2014	2013
U.S. commercial	$88	$128	0.04%	0.06%
Commercial real estate	(83)	149	(0.18)	0.35
Commercial lease financing	(9)	(25)	(0.04)	(0.10)
Non-U.S. commercial	34	45	0.04	0.05
	30	297	0.01	0.08
U.S. small business commercial	282	359	2.10	2.84
Total commercial	$312	$656	0.08	0.18

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

85 Bank of America 2014

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

Total commercial utilized credit exposure decreased $852 million in 2014 primarily driven by loans and leases, SBLCs and financial guarantees, debt securities and other investments, partially offset by an increase in derivative assets. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers acceptances, in the aggregate, was 57 percent and 58 percent at December 31, 2014 and 2013.

Table 43	Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Loans and leases	$392,821	$396,283	$317,258	$307,478	$710,079	$703,761
Derivative assets (4)	52,682	47,495	—	—	52,682	47,495
Standby letters of credit and financial guarantees	33,550	35,893	745	1,334	34,295	37,227
Debt securities and other investments	17,301	18,505	5,315	6,903	22,616	25,408
Loans held-for-sale	7,036	6,604	2,315	101	9,351	6,705
Commercial letters of credit	2,037	2,054	126	515	2,163	2,569
Bankers’ acceptances	255	246	—	—	255	246
Foreclosed properties and other	960	414	—	—	960	414
Total	$506,642	$507,494	$325,759	$316,331	$832,401	$823,825

(1)
Total commercial utilized exposure includes loans of $6.6 billion and $7.9 billion and issued letters of credit accounted for under the fair value option with a notional amount of $535 million and $503 million at December 31, 2014 and 2013.

(2)	Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $9.4 billion and $12.5 billion at December 31, 2014 and 2013.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $47.3 billion at both December 31, 2014 and 2013. Not reflected in utilized and committed exposure is additional derivative collateral held of $24.0 billion and $17.1 billion which consists primarily of other marketable securities.

Table 44 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $1.3 billion, or 10 percent, in 2014 throughout most of the commercial portfolio driven largely by paydowns, upgrades and charge-offs outpacing downgrades. Approximately 87 percent and 84 percent of commercial utilized reservable criticized exposure was secured at December 31, 2014 and 2013.

Table 44	Commercial Utilized Reservable Criticized Exposure

	December 31
	2014		2013
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$7,597	3.07%	$8,362	3.45%
Commercial real estate	1,108	2.24	1,452	2.92
Commercial lease financing	1,034	4.16	988	3.92
Non-U.S. commercial	887	1.03	1,424	1.49
	10,626	2.60	12,226	2.96
U.S. small business commercial	944	7.10	635	4.77
Total commercial utilized reservable criticized exposure	$11,570	2.74	$12,861	3.02

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $10.2 billion and $11.5 billion and commercial letters of credit of $1.3 billion and $1.4 billion at December 31, 2014 and 2013.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
U.S. Commercial
At December 31, 2014, 63 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 16 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in CBB. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $7.7 billion, or four percent, during 2014 with growth primarily from middle-market and corporate clients. Nonperforming loans and leases decreased $118 million, or 14 percent, in 2014. Net charge-offs decreased $40 million to $88 million during 2014.

Bank of America 2014 86

Commercial Real Estate
Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 22 percent of the commercial real estate loans and leases portfolio at both December 31, 2014 and 2013. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans decreased $211 million during 2014 primarily due to portfolio sales.
During 2014, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Nonperforming commercial real estate loans and foreclosed properties decreased $24 million, or six percent, and reservable criticized balances decreased $344 million, or 24 percent, in 2014. Net charge-offs declined $232 million to a net recovery of $83 million in 2014.
Table 45 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 45	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2014	2013
By Geographic Region
California	$10,352	$10,358
Northeast	8,781	9,487
Southwest	6,570	6,913
Southeast	5,495	5,314
Midwest	2,867	3,109
Illinois	2,785	2,319
Florida	2,520	3,030
Northwest	2,151	2,037
Midsouth	1,724	2,013
Non-U.S.	2,494	1,582
Other (1)	1,943	1,731
Total outstanding commercial real estate loans	$47,682	$47,893
By Property Type
Non-residential
Office	$13,306	$12,799
Multi-family rental	8,382	8,559
Shopping centers/retail	7,969	7,470
Industrial/warehouse	4,550	4,522
Hotels/motels	3,578	3,926
Multi-use	1,943	1,960
Land and land development	490	855
Other	5,754	6,283
Total non-residential	45,972	46,374
Residential	1,710	1,519
Total outstanding commercial real estate loans	$47,682	$47,893

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

87 Bank of America 2014

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

Table 46	Commercial Real Estate Credit Quality Data

	December 31
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	2014	2013	2014	2013
Non-residential
Office	$177	$96	$235	$367
Multi-family rental	21	15	125	234
Shopping centers/retail	46	57	350	144
Industrial/warehouse	42	22	67	119
Hotels/motels	3	5	26	38
Multi-use	11	19	55	157
Land and land development	51	73	63	92
Other	15	23	159	173
Total non-residential	366	310	1,080	1,324
Residential	22	102	28	128
Total commercial real estate	$388	$412	$1,108	$1,452

(1)	Includes commercial foreclosed properties of $67 million and $90 million at December 31, 2014 and 2013.

(2)	Includes loans, SBLCs and bankers’ acceptances and excludes loans accounted for under the fair value option.

Table 47	Commercial Real Estate Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2014	2013	2014	2013
Non-residential
Office	$(4)	$42	(0.04)%	0.39%
Multi-family rental	(22)	2	(0.25)	0.02
Shopping centers/retail	4	12	0.06	0.18
Industrial/warehouse	(1)	23	(0.03)	0.55
Hotels/motels	(3)	18	(0.07)	0.52
Multi-use	(9)	5	(0.49)	0.26
Land and land development	(2)	23	(0.31)	2.35
Other	(38)	(23)	(0.64)	(0.41)
Total non-residential	(75)	102	(0.16)	0.25
Residential	(8)	47	(0.47)	3.04
Total commercial real estate	$(83)	$149	(0.18)	0.35

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
At December 31, 2014, total committed non-residential exposure was $67.7 billion compared to $68.6 billion at December 31, 2013, of which $46.0 billion and $46.4 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties increased $56 million, or 18 percent, to $366 million at December 31, 2014 compared to December 31, 2013, which represented 0.79 percent and 0.67 percent of total non-residential loans and foreclosed properties. The increase in nonperforming loans and foreclosed properties in the non-residential portfolio was primarily in the office property type. Non-residential utilized reservable criticized exposure decreased $244 million, or 18 percent, to $1.1 billion at December 31, 2014 compared to December 31, 2013, which represented 2.27 percent and 2.75 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net charge-offs decreased $177 million to a net recovery of $75 million in 2014 primarily due to lower levels of criticized and nonperforming assets as well as recoveries of prior-period charge-offs.

At December 31, 2014, total committed residential exposure was $3.6 billion compared to $3.1 billion at December 31, 2013, of which $1.7 billion and $1.5 billion were funded secured loans. In 2014, residential nonperforming loans and foreclosed properties decreased $80 million, or 78 percent, and residential utilized reservable criticized exposure decreased $100 million, or 78 percent, due to repayments, sales and loan restructurings. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 1.28 percent and 1.51 percent at December 31, 2014 compared to 6.65 percent and 7.81 percent at December 31, 2013. Residential portfolio net charge-offs decreased $55 million to a net recovery of $8 million in 2014.
At December 31, 2014 and 2013, the commercial real estate loan portfolio included $6.7 billion and $7.0 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land

Bank of America 2014 88

development loans totaled $164 million and $431 million, and nonperforming construction and land development loans and foreclosed properties totaled $80 million and $100 million at December 31, 2014 and 2013. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Non-U.S. Commercial
At December 31, 2014, 77 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 23 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, decreased $9.4 billion in 2014 primarily due to client financing activity including prime brokerage loans. Net charge-offs decreased $11 million to $34 million in 2014. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 93.
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in CBB. Credit card-related products were 43 percent of the U.S. small business commercial portfolio at both December 31, 2014 and 2013. Net charge-offs decreased $77 million to $282 million in 2014 driven by an improvement in credit quality, including lower delinquencies as a result of an improved economic environment, and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 73 percent were credit card-related products in both 2014 and 2013.
Commercial Loans Accounted for Under the Fair Value Option
The portfolio of commercial loans accounted for under the fair value option is held primarily in Global Markets and Global Banking. Outstanding commercial loans accounted for under the fair value option decreased $1.3 billion to an aggregate fair value of $6.6 billion at December 31, 2014 primarily due to decreased corporate borrowings under bank credit facilities. We recorded net losses of $11 million in 2014 compared to net gains of $88 million in 2013 from changes in the fair value of this loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.
In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $405 million and $354 million at December 31, 2014 and 2013, which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $9.9 billion and $13.0 billion at December 31, 2014 and 2013. We recorded net losses of $64 million from changes in the fair value of commitments and letters of credit during 2014 compared to net gains of $180 million in 2013. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 48 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2014 and 2013. Nonperforming loans do not include loans accounted for under the fair value option. During 2014, nonperforming commercial loans and leases decreased $196 million to $1.1 billion driven by paydowns, charge-offs and returns to performing status outpacing new nonperforming loans. Approximately 98 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 45 percent were contractually current. Commercial nonperforming loans were carried at approximately 79 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

89 Bank of America 2014

Table 48	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2014	2013
Nonperforming loans and leases, January 1	$1,309	$3,224
Additions to nonperforming loans and leases:
New nonperforming loans and leases	1,228	1,112
Advances	48	30
Reductions to nonperforming loans and leases:
Paydowns	(717)	(1,342)
Sales	(149)	(498)
Returns to performing status (3)	(261)	(588)
Charge-offs	(332)	(549)
Transfers to foreclosed properties (4)	(13)	(54)
Transfers to loans held-for-sale	—	(26)
Total net reductions to nonperforming loans and leases	(196)	(1,915)
Total nonperforming loans and leases, December 31	1,113	1,309
Foreclosed properties, January 1	90	250
Additions to foreclosed properties:
New foreclosed properties (4)	11	38
Reductions to foreclosed properties:
Sales	(26)	(169)
Write-downs	(8)	(29)
Total net reductions to foreclosed properties	(23)	(160)
Total foreclosed properties, December 31	67	90
Nonperforming commercial loans, leases and foreclosed properties, December 31	$1,180	$1,399
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.29%	0.34%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.31	0.36

(1)	Balances do not include nonperforming LHFS of $212 million and $296 million at December 31, 2014 and 2013.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 49	Commercial Troubled Debt Restructurings

	December 31
	2014			2013
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
U.S. commercial	$1,096	$308	$788	$1,318	$298	$1,020
Commercial real estate	456	234	222	835	198	637
Non-U.S. commercial	43	—	43	48	38	10
U.S. small business commercial	35	—	35	88	—	88
Total commercial troubled debt restructurings	$1,630	$542	$1,088	$2,289	$534	$1,755
Industry Concentrations
Table 50 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure increased $8.6 billion in 2014 to $832.4 billion. The increase in commercial committed exposure was concentrated in energy, food, beverage and tobacco, retailing, and health care equipment and services, partially offset by lower exposure in diversified financials and telecommunications services.
Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management oversight of industry concentrations, including industry limits, is the responsibility of a subcommittee of the MRC.
Diversified financials, our largest industry concentration with committed exposure of $103.5 billion, decreased $14.6 billion, or 12 percent, in 2014. The decrease primarily reflected lower margin loans and consumer finance exposure.
Real estate, our second largest industry concentration with committed exposure of $76.2 billion, decreased $265 million in 2014. The decrease was largely driven by portfolio sales, and a combination of prepayments and paydowns due to favorable

Bank of America 2014 90

market liquidity, and lower levels of originations. Real estate construction and land development exposure represented 13 percent and 14 percent of the total real estate industry committed exposure at December 31, 2014 and 2013. For more information on commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 87.
The following changes in our industry concentration occurred during 2014. Committed exposure to the energy industry increased $6.5 billion, or 16 percent, driven by higher exposure in the oil and gas refining and marketing, exploration and production, and equipment and services sectors. The latter two sectors include bridge financing, a significant portion of which was subsequently distributed. Food, beverage and tobacco committed exposure increased $3.9 billion, or 13 percent, primarily reflecting bridge financing in the beverage sector. Retailing industry committed exposure increased $3.4 billion, or six percent, driven by higher exposure to internet retail and wholesale food and beverage sectors. The healthcare equipment and services industry increased $3.4 billion, or seven percent, primarily driven by bridge financing for acquisitions. Telecommunications services committed exposure decreased $2.1 billion, or 19 percent, primarily reflecting broadly distributed commitment reductions and paydowns.

The significant decline in oil prices since June 2014 has impacted and may continue to impact the financial performance of energy producers as well as energy equipment and service providers. While we did not experience material asset quality deterioration in our energy portfolio through December 31, 2014, the magnitude of the impact over time will depend upon the level and duration of future oil prices.
Our committed state and municipal exposure of $38.5 billion at December 31, 2014 consisted of $31.7 billion of commercial utilized exposure (including $19.1 billion of funded loans, $6.3 billion of SBLCs and $2.4 billion of derivative assets) and $6.8 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 50. With the U.S. economy gradually strengthening, most state and local governments are experiencing improved fiscal conditions and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 50	Commercial Credit Exposure by Industry (1)

	December 31
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	2014	2013	2014	2013
Diversified financials	$63,306	$76,673	$103,528	$118,092
Real estate (2)	53,834	54,336	76,153	76,418
Retailing	33,683	32,859	58,043	54,616
Capital goods	29,028	28,016	54,653	52,849
Healthcare equipment and services	32,923	30,828	52,450	49,063
Government and public education	42,095	40,253	49,937	48,322
Banking	42,330	41,399	48,353	48,078
Energy	23,830	19,739	47,667	41,156
Materials	23,664	22,384	45,821	42,699
Food, beverage and tobacco	16,131	14,437	34,465	30,541
Consumer services	21,657	21,080	33,269	34,217
Commercial services and supplies	17,997	19,770	30,451	32,007
Utilities	9,399	9,253	25,235	25,243
Transportation	17,538	15,280	24,541	22,595
Media	11,128	13,070	21,502	22,655
Individuals and trusts	16,749	14,864	21,195	18,681
Software and services	5,927	6,814	14,071	14,172
Pharmaceuticals and biotechnology	5,707	6,455	13,493	13,986
Technology hardware and equipment	5,489	6,166	12,350	12,733
Insurance, including monolines	5,204	5,926	11,252	12,203
Consumer durables and apparel	6,111	5,427	10,613	9,757
Automobiles and components	4,114	3,165	9,683	8,424
Telecommunication services	3,814	4,541	9,295	11,423
Food and staples retailing	3,848	3,950	7,418	7,909
Religious and social organizations	4,881	5,452	6,548	7,677
Other	6,255	5,357	10,415	8,309
Total commercial credit exposure by industry	$506,642	$507,494	$832,401	$823,825
Net credit default protection purchased on total commitments (3)			$(7,302)	$(8,085)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 92.

91 Bank of America 2014

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
We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan due to a breach of the representations and warranties, and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor’s loss. For more information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 50 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Table 51 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty CVA. The notional amount of monoline exposure decreased $2.9 billion in 2014 due to terminations, paydowns and maturities of monoline contracts.

Table 51	Monoline Derivative Credit Exposures

	December 31
(Dollars in millions)	2014	2013
Notional amount of monoline exposure	$7,720	$10,631

Mark-to-market	$49	$97
Counterparty credit valuation adjustment	(6)	(15)
Net mark-to-market	$43	$82

	2014	2013
Gains (losses) from credit valuation changes	$(2)	$73
Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.
At December 31, 2014 and 2013, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $7.3 billion and $8.1 billion. We recorded net losses of $50 million and $356 million in 2014 and 2013 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The VaR results for these exposures are included in the fair value option portfolio information in Table 61. For more information, see Trading Risk Management on page 100.

Tables 52 and 53 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2014 and 2013.

Table 52	Net Credit Default Protection by Maturity

	December 31
	2014	2013
Less than or equal to one year	43%	35%
Greater than one year and less than or equal to five years	55	63
Greater than five years	2	2
Total net credit default protection	100%	100%

Table 53	Net Credit Default Protection by Credit Exposure Debt Rating

	December 31
	2014		2013
(Dollars in millions)	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
Ratings (2, 3)
AA	$—	—%	$(7)	0.1%
A	(1,310)	17.9	(2,560)	31.7
BBB	(4,207)	57.6	(3,880)	48.0
BB	(1,001)	13.7	(1,137)	14.1
B	(643)	8.8	(452)	5.6
CCC and below	(131)	1.8	(115)	1.4
NR (4)	(10)	0.2	66	(0.9)
Total net credit default protection	$(7,302)	100.0%	$(8,085)	100.0%

(1)	Represents net credit default protection (purchased) sold.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
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

Bank of America 2014 92

The credit risk amounts discussed above and presented in Table 54 take into consideration the effects of legally enforceable master netting agreements, while amounts disclosed in Note 2 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 54	Credit Derivatives

	December 31
	2014		2013
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,094,796	$3,833	$1,305,090	$6,042
Total return swaps/other	44,333	510	38,094	402
Total purchased credit derivatives	$1,139,129	$4,343	$1,343,184	$6,444
Written credit derivatives:
Credit default swaps	$1,073,101	n/a	$1,265,380	n/a
Total return swaps/other	61,031	n/a	63,407	n/a
Total written credit derivatives	$1,134,132	n/a	$1,328,787	n/a
n/a = not applicable
Counterparty Credit Risk Valuation Adjustments
We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 55. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.

Table 55	Credit Valuation Gains and Losses

Gains (Losses)	2014			2013
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$(22)	$213	$191	$738	$(834)	$(96)
Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. Management oversight of country risk, including cross-border risk, is the responsibility of a subcommittee of the MRC. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance, rather than through country risk governance.

Table 56 presents our total non-U.S. exposure by region at December 31, 2014 and 2013. Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S. The risk assignments by country can be adjusted for external guarantees and certain collateral types. Exposures that are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities.

Table 56	Total Non-U.S. Exposure by Region

	December 31
	2014		2013
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Europe	$129,573	49%	$133,303	53%
Asia Pacific	78,792	30	69,266	27
Latin America	23,403	9	21,723	9
Middle East and Africa	10,801	4	8,691	3
Other (1)	22,701	8	20,866	8
Total	$265,270	100%	$253,849	100%

(1)	Other includes Canada exposure of $20.4 billion and $19.8 billion at December 31, 2014 and 2013.
Our total non-U.S. exposure was $265.3 billion at December 31, 2014, an increase of $11.4 billion from December 31, 2013. The increase in non-U.S. exposure was driven by growth in Asia Pacific and Latin America exposures, partially offset by a reduction in Europe. Our non-U.S. exposure remained concentrated in Europe which accounted for $129.6 billion, or 49 percent of total non-U.S. exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries.

93 Bank of America 2014

Table 57 presents our 20 largest non-U.S. country exposures. These exposures accounted for 88 percent of our total non-U.S. exposure at both December 31, 2014 and 2013. Net country exposure for these 20 countries increased $13.6 billion in 2014 driven by higher funded and unfunded loans and loan equivalents exposure in Japan and Hong Kong, increased derivatives exposure in the United Kingdom, Japan, Hong Kong and Germany, and increased trading securities exposure in the United Kingdom, Italy and India. These increases were partially offset by reductions in funded and unfunded loans and loan equivalents exposure in Russia, the United Kingdom, Australia and Italy, and decreases in securities exposure in Germany and Japan.
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
Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with credit default swaps (CDS), and secured financing transactions. Derivatives exposures are presented net of collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral.
Securities and other investments are carried at fair value and long securities exposures are netted against short exposures with the same underlying issuer to, but not below, zero (i.e., negative issuer exposures are reported as zero). Other investments include our GPI portfolio and strategic investments.
Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold. We hedge certain of our country exposures with credit default protection primarily in the form of single-name, as well as indexed and tranched CDS. The exposures associated with these hedges represent the amount that would be realized upon the isolated default of an individual issuer in the relevant country assuming a zero recovery rate for that individual issuer, and are calculated based on the CDS notional amount adjusted for any fair value receivable or payable. Changes in the assumption of an isolated default can produce different results in a particular tranche.

Table 57	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2014	Hedges and Credit Default Protection	Net Country Exposure at December 31 2014	Increase (Decrease) from December 31 2013
United Kingdom	$23,727	$11,921	$6,373	$7,769	$49,790	$(4,243)	$45,547	$1,961
Canada	6,388	6,847	1,950	5,173	20,358	(1,818)	18,540	129
Japan	12,518	506	3,589	1,453	18,066	(1,332)	16,734	8,619
Brazil	9,923	727	511	4,183	15,344	(360)	14,984	1,352
Germany	5,341	5,840	3,477	1,489	16,147	(3,588)	12,559	(159)
China	10,238	725	556	1,483	13,002	(710)	12,292	(629)
India	5,631	507	496	4,126	10,760	(174)	10,586	335
France	3,246	5,117	1,495	5,038	14,896	(4,458)	10,438	275
Hong Kong	6,413	616	924	691	8,644	(36)	8,608	3,251
Netherlands	2,928	3,392	675	2,275	9,270	(1,135)	8,135	500
Australia	3,237	1,908	826	2,235	8,206	(533)	7,673	(324)
Switzerland	2,493	3,663	1,018	622	7,796	(1,265)	6,531	985
South Korea	3,559	707	534	2,327	7,127	(678)	6,449	14
Italy	2,545	1,596	2,484	1,752	8,377	(2,978)	5,399	197
Mexico	3,038	807	245	566	4,656	(385)	4,271	272
Singapore	1,984	203	673	1,206	4,066	(62)	4,004	175
Taiwan	2,248	—	437	1,180	3,865	—	3,865	(207)
Spain	2,296	994	296	1,022	4,608	(992)	3,616	213
Russia	4,124	80	732	66	5,002	(1,393)	3,609	(3,113)
Turkey	2,695	75	15	185	2,970	(482)	2,488	(205)
Total top 20 non-U.S. countries exposure	$114,572	$46,231	$27,306	$44,841	$232,950	$(26,622)	$206,328	$13,641
Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. The Russian economy is slowing due to the negative impacts of weak oil prices, ongoing economic sanctions and high interest rates resulting from Russian central bank actions taken to counter ruble depreciation. Net exposure to Russia was reduced to $3.6 billion at December 31, 2014, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine at December 31, 2014 was minimal. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. Geopolitical and economic conditions remain fluid with potential for further escalation of tensions, severity of sanctions against Russian interests, sustained low oil prices and rating agency downgrades.
Certain European countries, including Italy, Spain, Ireland, Greece and Portugal, have experienced varying degrees of financial stress in recent years. While market conditions have improved in Europe, policymakers continue to address fundamental challenges of competitiveness, growth, deflation and high unemployment. A return of political stress or financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt

Bank of America 2014 94

in these countries. Net exposure at December 31, 2014 to Italy and Spain was $5.4 billion and $3.6 billion as presented in Table 57. For the remaining three countries noted above, net exposure at December 31, 2014 was $2.1 billion which primarily relates to Ireland. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.
Table 58 presents countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2014, the United Kingdom and France were the only countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2014, Germany had total cross-border exposure of $15.9 billion representing 0.76 percent of our total assets. No other countries had total cross-border exposure that exceeded 0.75 percent of our total assets at December 31, 2014.

Cross-border exposures in Table 58 are calculated using Federal Financial Institutions Examination Council (FFIEC) guidelines and not our internal risk management view; therefore, exposures are not comparable between Tables 57 and 58. Exposure includes cross-border claims by our non-U.S. offices including loans, acceptances, time deposits placed, trading account assets, securities, derivative assets, other interest-earning investments and other monetary assets. Amounts also include unfunded commitments, letters of credit and financial guarantees, and the notional amount of cash loaned under secured financing transactions. Sector definitions are consistent with FFIEC reporting requirements for preparing the Country Exposure Report.

Table 58		Total Cross-border Exposure Exceeding One Percent of Total Assets

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percent of Total Assets
United Kingdom	2014	$11	$2,056	$34,595	$36,662	1.74%
	2013	6	7,027	32,466	39,499	1.88
France (1)	2014	4,479	2,631	14,368	21,478	1.02

(1)	At December 31, 2013, total cross-border exposure for France was $17.8 billion, representing 0.85 percent of total assets.
Provision for Credit Losses
The provision for credit losses decreased $1.3 billion to $2.3 billion in 2014 compared to 2013. The provision for credit losses was $2.1 billion lower than net charge-offs for 2014, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $4.3 billion in the allowance for credit losses for 2013. We expect reserve releases in 2015 to moderate when compared to 2014.
The provision for credit losses for the consumer portfolio decreased $533 million to $1.5 billion in 2014 compared to 2013. The decrease was primarily due to continued improvement in the home loans portfolios as a result of increased home prices, improved delinquencies and continued loan balance run-off, as well as improvement in the credit card portfolios primarily driven by lower unemployment levels. These were partially offset by a lower provision benefit related to the PCI loan portfolio of $31 million in 2014 compared to a benefit of $707 million in 2013. Also offsetting the improvement was $400 million of additional costs associated with the consumer relief portion of the DoJ Settlement. For more information on the DoJ Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 53.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $748 million to $793 million in 2014 compared to 2013 driven by improved asset quality in 2014.

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

95 Bank of America 2014

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of December 31, 2014, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios compared to December 31, 2013.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor’s liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of December 31, 2014, the allowance increased for all major commercial portfolios compared to December 31, 2013.
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
During 2014, the factors that impacted the allowance for loan and lease losses included overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and housing and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and housing and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, and a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs, sales, returns to performing status and upgrades out of criticized continued to outpace new nonaccrual loans and reservable criticized commercial loans.
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
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 60, was $10.0 billion at December 31, 2014, a decrease of $3.4 billion from December 31, 2013. The decrease was primarily in the residential mortgage and home equity portfolios due to increased home prices, as evidenced by improving LTV statistics as presented in Tables 28 and 30, improved delinquencies and a decrease in consumer loan balances. Further, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.
The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.7 billion at December 31, 2014 from $2.1 billion (to 1.85 percent from 2.25 percent of outstanding U.S. credit card loans) at December 31, 2013, and accruing loans 90 days or more past due decreased to $866 million at December 31, 2014 from $1.1 billion (to 0.94 percent from 1.14 percent of outstanding U.S. credit card loans) at December 31, 2013. See Tables 25, 26, 35 and 37 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

Bank of America 2014 96

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 60, was $4.4 billion at December 31, 2014, an increase of $432 million from December 31, 2013. The commercial utilized reservable criticized exposure decreased to $11.6 billion at December 31, 2014 from $12.9 billion (to 2.74 percent from 3.02 percent of total commercial utilized reservable exposure) at December 31, 2013. Nonperforming commercial loans decreased $196 million from December 31, 2013 to $1.1 billion (to 0.29 percent from 0.34 percent of outstanding commercial loans) at December 31, 2014. See Tables 41, 42 and 44 for additional details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.65 percent at

December 31, 2014 compared to 1.90 percent at December 31, 2013. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions and write-offs in the PCI loan portfolio. The December 31, 2014 and 2013 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.50 percent and 1.67 percent at December 31, 2014 and 2013.
Table 59 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for 2014 and 2013.

Table 59	Allowance for Credit Losses

(Dollars in millions)		2014	2013
Allowance for loan and lease losses, January 1		$17,428	$24,179
Loans and leases charged off
Residential mortgage		(855)	(1,508)
Home equity		(1,364)	(2,258)
U.S. credit card		(3,068)	(4,004)
Non-U.S. credit card		(357)	(508)
Direct/Indirect consumer		(456)	(710)
Other consumer		(268)	(273)
Total consumer charge-offs		(6,368)	(9,261)
U.S. commercial (1)		(584)	(774)
Commercial real estate		(29)	(251)
Commercial lease financing		(10)	(4)
Non-U.S. commercial		(35)	(79)
Total commercial charge-offs		(658)	(1,108)
Total loans and leases charged off		(7,026)	(10,369)
Recoveries of loans and leases previously charged off
Residential mortgage		969	424
Home equity		457	455
U.S. credit card		430	628
Non-U.S. credit card		115	109
Direct/Indirect consumer		287	365
Other consumer		39	39
Total consumer recoveries		2,297	2,020
U.S. commercial (2)		214	287
Commercial real estate		112	102
Commercial lease financing		19	29
Non-U.S. commercial		1	34
Total commercial recoveries		346	452
Total recoveries of loans and leases previously charged off		2,643	2,472
Net charge-offs		(4,383)	(7,897)
Write-offs of PCI loans		(810)	(2,336)
Provision for loan and lease losses		2,231	3,574
Other (3)		(47)	(92)
Allowance for loan and lease losses, December 31		14,419	17,428
Reserve for unfunded lending commitments, January 1		484	513
Provision for unfunded lending commitments		44	(18)
Other		—	(11)
Reserve for unfunded lending commitments, December 31		528	484
Allowance for credit losses, December 31		$14,947	$17,912

(1)	Includes U.S. small business commercial charge-offs of $345 million and $457 million in 2014 and 2013.

(2)	Includes U.S. small business commercial recoveries of $63 million and $98 million in 2014 and 2013.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

97 Bank of America 2014

Table 59	Allowance for Credit Losses (continued)

(Dollars in millions)		2014	2013
Loan and allowance ratios:
Loans and leases outstanding at December 31 (4)		$872,710	$918,191
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (4)		1.65%	1.90%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (5)		2.05	2.53
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (6)		1.15	1.03
Average loans and leases outstanding (4)		$894,001	$909,127
Net charge-offs as a percentage of average loans and leases outstanding (4, 7)		0.49%	0.87%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)		0.58	1.13
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (4, 8)		121	102
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (7)		3.29	2.21
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs		2.78	1.70
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (9)		$5,944	$7,680
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4, 9)		71%	57%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (4)		1.50%	1.67%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (5)		1.79	2.17
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.50	0.90
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (4, 8)		107	87
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		2.91	1.89

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.7 billion and $10.0 billion at December 31, 2014 and 2013. Average loans accounted for under the fair value option were $9.9 billion and $9.5 billion in 2014 and 2013.

(5)	Excludes consumer loans accounted for under the fair value option of $2.1 billion and $2.2 billion at December 31, 2014 and 2013.

(6)	Excludes commercial loans accounted for under the fair value option of $6.6 billion and $7.9 billion at December 31, 2014 and 2013.

(7)
Net charge-offs exclude $810 million and $2.3 billion of write-offs in the PCI loan portfolio in 2014 and 2013. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

(8)	For more information on our definition of nonperforming loans, see pages 82 and 89.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

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

Table 60	Allocation of the Allowance for Credit Losses by Product Type

	December 31, 2014			December 31, 2013
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$2,900	20.11%	1.34%	$4,084	23.43%	1.65%
Home equity	3,035	21.05	3.54	4,434	25.44	4.73
U.S. credit card	3,320	23.03	3.61	3,930	22.55	4.26
Non-U.S. credit card	369	2.56	3.53	459	2.63	3.98
Direct/Indirect consumer	299	2.07	0.37	417	2.39	0.51
Other consumer	59	0.41	3.15	99	0.58	5.02
Total consumer	9,982	69.23	2.05	13,423	77.02	2.53
U.S. commercial (2)	2,619	18.16	1.12	2,394	13.74	1.06
Commercial real estate	1,016	7.05	2.13	917	5.26	1.91
Commercial lease financing	153	1.06	0.62	118	0.68	0.47
Non-U.S. commercial	649	4.50	0.81	576	3.30	0.64
Total commercial (3)	4,437	30.77	1.15	4,005	22.98	1.03
Allowance for loan and lease losses (4)	14,419	100.00%	1.65	17,428	100.00%	1.90
Reserve for unfunded lending commitments	528			484
Allowance for credit losses	$14,947			$17,912

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.9 billion and $2.0 billion and home equity loans of $196 million and $147 million at December 31, 2014 and 2013. Commercial loans accounted for under the fair value option included U.S. commercial loans of $1.9 billion and $1.5 billion and non-U.S. commercial loans of $4.7 billion and $6.4 billion at December 31, 2014 and 2013.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $536 million and $462 million at December 31, 2014 and 2013.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $159 million and $277 million at December 31, 2014 and 2013.

(4)	Includes $1.7 billion and $2.5 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2014 and 2013.

Bank of America 2014 98

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
The reserve for unfunded lending commitments was $528 million at December 31, 2014, an increase of $44 million from December 31, 2013. The increase was driven by increases in expected loss.
Market Risk Management
Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 105.
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
A subcommittee has been designated by the MRC as the primary risk governance authority for Global Markets (Global Markets, or GM subcommittee). The GM subcommittee’s focus is to take a forward-looking view of the primary credit, market and operational risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy.

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
Quantitative risk models, such as VaR, are an essential component in evaluating the market risks within a portfolio. A subcommittee of the MRC is responsible for providing management oversight and approval of model risk management and governance (Risk Management, or RM subcommittee). The RM subcommittee defines model risk standards, consistent with the Corporation’s risk framework and risk appetite, prevailing regulatory guidance and industry best practice. Models must meet certain validation criteria, including effective challenge of the model development process and a sufficient demonstration of developmental evidence incorporating a comparison of alternative theories and approaches. The RM subcommittee ensures model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation. In addition, the relevant stakeholders must agree on any required actions or restrictions to the models and maintain a stringent monitoring process to ensure continued compliance.
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
Mortgage Risk
Mortgage risk represents exposures to changes in the values of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes

99 Bank of America 2014

several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including CDOs using mortgages as underlying collateral. Second, we originate a variety of MBS which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage origination activities. For more information on MSRs, see Note 1 – Summary of Significant Accounting Principles and Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements. Hedging instruments used to mitigate this risk include derivatives such as options, swaps, futures and forwards. For additional information, see Mortgage Banking Risk Management on page 108.
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
VaR is a common statistic used to measure market risk as it allows the aggregation of market risk factors, including the effects of portfolio diversification. A VaR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss a portfolio is not expected to exceed more than a certain number of times per period, based on a specified holding period, confidence level and window of historical data. We use one VaR model consistently across the trading portfolios and it uses a historical simulation approach based on a three-year window of historical data. Our primary VaR statistic is equivalent to a 99 percent confidence level. This means that for a VaR with a one-day holding period, there should not be losses in excess of VaR, on average, 99 out of 100 trading days.
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

Bank of America 2014 100

Global Markets Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate management committees.
Trading limits on quantitative risk measures, including VaR, are monitored on a daily basis. These trading limits are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure they remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to ensure extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually and the MRC has given authority to the GM subcommittee to approve changes to trading limits throughout the year. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation’s Risk Appetite Statement. These risk appetite limits are monitored on a daily basis and are approved at least annually by the ERC and the Board.
In periods of market stress, the GM subcommittee members communicate daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk.
Market risk VaR for trading activities as presented in Table 61 differs from VaR used for regulatory capital calculations (regulatory VaR). The VaR disclosed in Table 61 excludes both CVA, which are adjustments to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivative assets, and the corresponding hedges. Current regulatory standards require that regulatory VaR only exclude CVA but include the corresponding hedges. The holding period for regulatory VaR for capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Except for the differences between regulatory and market risk VaR regarding the inclusion of CVA hedges and the holding period, both measures utilize the same process and methodology.
To provide visibility of market risks to which the Corporation is exposed, Table 61 presents the total market-based trading portfolio VaR which includes our total covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. Certain positions related to our CVA and corresponding hedges are considered covered positions; however, these are excluded from the VaR results presented in Table 61. In addition, Table 61 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation’s total market-based portfolio VaR. This population is consistent with the risk appetite limits set by the ERC and the Board.
The market risk across all business segments to which the Corporation is exposed is included in the total market-based portfolio VaR results. The majority of this portfolio is within the Global Markets segment.

101 Bank of America 2014

Table 61 presents year-end, average, high and low daily trading VaR for 2014 and 2013 using a 99 percent confidence level.

Table 61	Market Risk VaR for Trading Activities

	2014				2013
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$13	$16	$24	$8	$15	$19	$41	$11
Interest rate	24	34	60	19	34	32	61	20
Credit	43	52	82	32	61	58	86	41
Equities	16	17	32	11	23	28	57	16
Commodities	8	8	10	6	6	13	20	6
Portfolio diversification	(56)	(78)	—	—	(68)	(85)	—	—
Total covered positions trading portfolio	48	49	86	33	71	65	117	39
Impact from less liquid exposures	7	7	—	—	20	4	—	—
Total market-based trading portfolio	55	56	101	38	91	69	115	44
Fair value option loans	35	31	40	21	33	42	55	29
Fair value option hedges	21	14	23	8	15	19	31	12
Fair value option portfolio diversification	(37)	(24)	—	—	(25)	(32)	—	—
Total fair value option portfolio	19	21	28	15	23	29	39	21
Portfolio diversification	(7)	(12)	—	—	(1)	(13)	—	—
Total market-based portfolio	$67	$65	$120	$44	$113	$85	$127	$60

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The year-end and the average total market-based trading portfolio VaR decreased during 2014 due to elevated market volatility experienced during the 2011 roll-out of the three-year window of historical data used in the VaR calculation. Additionally, a smaller impact to the reduction in total market-based trading portfolio VaR was due to an overall reduction from portfolio changes.
The graph below presents the daily total market-based trading portfolio VaR for 2014, corresponding to the data in Table 61.

Bank of America 2014 102

Additional VaR statistics produced within the Corporation’s single VaR model are provided in Table 62 at the same level of detail as in Table 61. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 62 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for 2014 and 2013.

Table 62	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	2014		2013
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$16	$9	$19	$12
Interest rate	34	21	32	19
Credit	52	26	58	33
Equities	17	9	28	15
Commodities	8	4	13	8
Portfolio diversification	(78)	(43)	(85)	(51)
Total covered positions trading portfolio	49	26	65	36
Impact from less liquid exposures	7	3	4	3
Total market-based trading portfolio	56	29	69	39
Fair value option loans	31	15	42	21
Fair value option hedges	14	9	19	13
Fair value option portfolio diversification	(24)	(14)	(32)	(19)
Total fair value option portfolio	21	10	29	15
Portfolio diversification	(12)	(8)	(13)	(9)
Total market-based portfolio	$65	$31	$85	$45
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
We conduct daily backtesting on our portfolios, ranging from the total market-based portfolio to individual trading areas. Additionally, we conduct daily backtesting on our regulatory VaR results as well as the VaR results for key legal entities, regions and risk factors. These results are reported to senior market risk management. Senior management regularly reviews and evaluates the results of these tests.
The trading revenue used for backtesting is defined by regulatory agencies in order to most closely align with the VaR component of the regulatory capital calculation. This revenue differs from total trading-related revenue in that it excludes revenue from trading activities that either do not generate market risk or the market risk cannot be included in VaR. Some examples of the types of revenue excluded for backtesting are fees, commissions, reserves, net interest income and intraday trading revenues. In addition, CVA is not included in the VaR component of the regulatory capital calculation and is therefore not included in the revenue used for backtesting of the regulatory VaR results.
During 2014, there were no days in which there was a backtesting excess for our total market-based portfolio, utilizing a one-day holding period. There were three backtesting excesses for our regulatory VaR results, utilizing a one-day holding period, due to increased volatility during the three months ended December 31, 2014.
Total Trading Revenue
Total trading-related revenue, excluding brokerage fees, represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenues by business are monitored and the primary drivers of these are reviewed. When it is deemed material, an explanation of these revenues is provided to the GM subcommittee.

103 Bank of America 2014

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2014 and 2013. During 2014, positive trading-related revenue was recorded for 95 percent of the trading days, of which 72 percent were daily trading gains of over $25 million and the largest loss was $17 million. This compares to 2013 where positive trading-related revenue was recorded for 96 percent of the trading days, of which 74 percent were daily trading gains of over $25 million and the largest loss was $54 million.

Histogram of Daily Trading-related Revenue

120
100
80
60
40
20
0
Number of Days
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Year Ended December 31, 2013
Year Ended December 31, 2014

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk – Corporation-wide Stress Testing on page 58.

Bank of America 2014 104

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
Table 63 presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2014 and 2013.

Table 63	Forward Rates

		December 31, 2014
		Federal Funds	Three-Month LIBOR	10-Year Swap
Spot rates		0.25%	0.26%	2.28%
12-month forward rates		0.75	0.91	2.55

		December 31, 2013
Spot rates		0.25%	0.25%	3.09%
12-month forward rates		0.25	0.43	3.52
Table 64 shows the pretax dollar impact to forecasted net interest income over the next 12 months from December 31, 2014 and 2013, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For more information on net interest income excluding the impact of trading-related activities, see page 33.
We continue to be asset-sensitive to both a parallel move in interest rates and a long-end led steepening of the yield curve. Additionally, rising interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near term adverse impact to accumulated OCI and Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the phase-in provisions of Basel 3 including accumulated OCI, see Capital Management – Regulatory Capital on page 59.

Table 64			Estimated Net Interest Income Excluding Trading-related Net Interest Income

(Dollars in millions)	Short Rate (bps)	Long Rate (bps)	December 31
Curve Change			2014	2013
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,685	$3,229
-50 bps instantaneous shift	-50	-50	(3,043)	(1,616)
Flatteners
Short-end instantaneous change	+100	—	1,966	2,210
Long-end instantaneous change	—	-50	(1,772)	(641)
Steepeners
Short-end instantaneous change	-50	—	(1,261)	(937)
Long-end instantaneous change	—	+100	1,782	1,066
The sensitivity analysis in Table 64 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 64 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the Corporation’s benefit in those scenarios.

105 Bank of America 2014

Securities
The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and U.S. Treasury securities. As part of the ALM positioning, we use derivatives to hedge interest rate and duration risk. At December 31, 2014 and 2013, our debt securities portfolio had a carrying value of $380.5 billion and $323.9 billion.
During 2014 and 2013, we purchased debt securities of $293.8 billion and $190.4 billion, sold $157.7 billion and $117.7 billion, and had maturities and received paydowns of $87.6 billion and $94.0 billion, respectively. We realized $1.4 billion and $1.3 billion in net gains on sales of AFS debt securities.
At December 31, 2014, accumulated OCI included after-tax net unrealized gains of $1.3 billion on AFS debt securities and after-tax net unrealized gains of $17 million on AFS marketable equity securities compared to after-tax net unrealized losses of $3.3 billion and after-tax net unrealized losses of $4 million at December 31, 2013. For more information on accumulated OCI, see Note 14 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pretax net amounts in accumulated OCI related to AFS debt securities increased $7.4 billion during 2014 to a $2.2 billion net unrealized gain primarily due to the impact of interest rates. For more information on our securities portfolio, see Note 3 – Securities to the Consolidated Financial Statements.
We recognized $16 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in 2014 compared to losses of $20 million in 2013. OTTI losses during 2014 and 2013 were on non-agency RMBS and were recorded in other income on the Consolidated Statement of Income. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.
Residential Mortgage Portfolio
At December 31, 2014 and 2013, our residential mortgage portfolio was $216.2 billion and $248.1 billion excluding $1.9 billion and $2.0 billion of consumer residential mortgage loans accounted for under the fair value option at each period end. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans

Accounted for Under the Fair Value Option on page 82. The $31.9 billion decrease in 2014 was primarily due to paydowns, sales, charge-offs and transfers to foreclosed properties. Of the decline, more than 50 percent was due to the sale of $10.7 billion of loans with standby insurance agreements and $6.7 billion of nonperforming and other delinquent loan sales. These were partially offset by new origination volume retained on our balance sheet, as well as repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.
During 2014, CRES and GWIM originated $23.2 billion of first-lien mortgages that we retained compared to $44.5 billion in 2013. We received paydowns of $37.8 billion in 2014 compared to $53.0 billion in 2013. We repurchased $5.0 billion of loans pursuant to our servicing agreements with GNMA and redelivered $3.6 billion, primarily FHA-insured loans, compared to repurchases of $10.4 billion and redeliveries of $5.0 billion in 2013. Sales of loans, excluding redelivered FHA-insured loans, during 2014 were $17.4 billion compared to $4.0 billion in 2013. Gains recognized on the sales of residential mortgage loans during 2014 were $668 million compared to $75 million in 2013.
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
Changes to the composition of our derivatives portfolio during 2014 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Bank of America 2014 106

Table 65 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at December 31, 2014 and 2013. These amounts do not include derivative hedges on our MSRs.

Table 65	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2014
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$7,626								4.34
Notional amount		$113,766	$11,785	$15,339	$21,453	$15,299	$10,233	$39,657
Weighted-average fixed-rate		2.98%	3.56%	3.12%	3.64%	4.07%	0.49%	2.63%
Pay-fixed interest rate swaps (1, 2)	(829)								8.05
Notional amount		$14,668	$520	$1,025	$1,527	$2,908	$425	$8,263
Weighted-average fixed-rate		2.27%	2.30%	1.65%	1.84%	1.62%	0.09%	2.77%
Same-currency basis swaps (3)	(74)
Notional amount		$94,413	$18,881	$15,691	$21,068	$11,026	$6,787	$20,960
Foreign exchange basis swaps (2, 4, 5, 6)	(2,352)
Notional amount		161,196	27,629	26,118	27,026	14,255	12,359	53,809
Option products (7)	11
Notional amount (8)		980	964	—	—	—	—	16
Foreign exchange contracts (2, 6, 9)	3,700
Notional amount (8)		(22,572)	(29,931)	(2,036)	6,134	(2,335)	2,359	3,237
Futures and forward rate contracts	(129)
Notional amount (8)		(14,949)	(14,949)	—	—	—	—	—
Net ALM contracts	$7,953

		December 31, 2013
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2014	2015	2016	2017	2018	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$5,074								4.67
Notional amount		$109,539	$7,604	$12,873	$15,339	$19,803	$20,733	$33,187
Weighted-average fixed-rate		3.42%	3.79%	3.32%	3.12%	3.87%	3.34%	3.29%
Pay-fixed interest rate swaps (1, 2)	427								5.92
Notional amount		$28,418	$4,645	$520	$1,025	$1,527	$8,529	$12,172
Weighted-average fixed-rate		1.87%	0.54%	2.30%	1.65%	1.84%	1.52%	2.62%
Same-currency basis swaps (3)	6
Notional amount		$145,184	$47,529	$25,171	$28,157	$15,283	$9,156	$19,888
Foreign exchange basis swaps (2, 4, 5, 6)	1,208
Notional amount		205,560	39,151	37,298	27,293	24,304	14,517	62,997
Option products (7)	21
Notional amount (8)		(641)	(649)	(11)	—	—	—	19
Foreign exchange contracts (2, 6, 9)	1,619
Notional amount (8)		(19,515)	(35,991)	1,873	(669)	7,224	2,026	6,022
Futures and forward rate contracts	147
Notional amount (8)		(19,427)	(19,427)	—	—	—	—	—
Net ALM contracts	$8,502

(1)
The receive-fixed interest rate swap notional amounts that represent forward starting swaps and which will not be effective until their respective contractual start dates totaled $600 million at December 31, 2013. There were no forward starting receive-fixed interest rate swap positions at December 31, 2014. There were no forward starting pay-fixed swap positions at December 31, 2014 compared to $1.1 billion at December 31, 2013.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At December 31, 2014 and 2013, the notional amount of same-currency basis swaps was comprised of $94.4 billion and $145.2 billion in both foreign currency and U.S. Dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	The change in the fair value for foreign exchange basis swaps was primarily driven by the weakening of foreign currencies against the U.S. Dollar throughout 2014 compared to 2013.

(5)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(6)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(7)
The notional amount of option products of $980 million at December 31, 2014 was comprised of $974 million in foreign exchange options, $16 million in purchased caps/floors and $(10) million in swaptions. Option products of $(641) million at December 31, 2013 were comprised of $(2.0) billion in swaptions, $1.4 billion in foreign exchange options and $19 million in purchased caps/floors.

(8)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(9)
The notional amount of foreign exchange contracts of $(22.6) billion at December 31, 2014 was comprised of $21.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(36.4) billion in net foreign currency forward rate contracts, $(8.3) billion in foreign currency-denominated pay-fixed swaps and $1.1 billion in net foreign currency futures contracts. Foreign exchange contracts of $(19.5) billion at December 31, 2013 were comprised of $36.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(49.3) billion in net foreign currency forward rate contracts, $(10.3) billion in foreign currency-denominated pay-fixed swaps and $4.0 billion in foreign currency futures contracts.

107 Bank of America 2014

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $2.7 billion and $3.6 billion, on a pretax basis, at December 31, 2014 and 2013. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at December 31, 2014, the pretax net losses are expected to be reclassified into earnings as follows: $803 million, or 30 percent within the next year, 46 percent in years two through five, and 16 percent in years six through ten, with the remaining eight percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. Dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at December 31, 2014.
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
MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. Typically, an increase in mortgage rates will lead to an increase in the value of the MSRs driven by lower prepayment expectations. This increase in value from increases in mortgage rates is opposite of, and therefore offsets, the risk described for IRLCs and LHFS. Previously we hedged MSRs separately from the IRLCs and first mortgage LHFS assets. Because the interest rate risks of these two hedged items offset, we decided to combine them into one overall hedged item with one combined economic hedge portfolio.

Beginning in the fourth quarter of 2014, interest rate and certain market risks of IRLCs and residential mortgage LHFS were economically hedged in combination with MSRs. To hedge these combined assets, we use certain derivatives such as interest rate options, interest rate swaps, forward sale commitments, eurodollar and U.S. Treasury futures, and mortgage TBAs, as well as other securities including agency MBS, principal-only and interest-only MBS and U.S. Treasury securities. The fair value and notional amounts of the derivative contracts and the fair value of securities hedging the combined MSRs, IRLCs and residential first mortgage LHFS were $(3.6) billion, $1.1 trillion and $558 million at December 31, 2014. The fair value and notional amounts of the derivative contracts and the fair value of securities hedging the MSRs at December 31, 2013 were $(2.9) billion, $1.8 trillion and $2.5 billion. The notional amount of derivatives economically hedging only the IRLCs and residential first mortgage LHFS at December 31, 2013 were $7.9 billion. In 2014, we recorded in mortgage banking income gains of $1.6 billion related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs compared to losses of $1.1 billion for 2013. For more information on MSRs, see Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 38.
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation in the event of the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations, related self-regulatory organization standards and codes of conduct (collectively, applicable laws, rules and regulations). Global Compliance independently assesses compliance risk, and evaluates adherence to applicable laws, rules and regulations, including identifying compliance issues and risks, performing monitoring and testing, and reporting on the state of compliance activities across the Corporation. Additionally, Global Compliance works with FLUs and control functions so that day-to-day activities operate in a compliant manner. For more information on FLUs and control functions, see Managing Risk on page 55.
The Corporation’s approach to the management of compliance risk is further described in the Global Compliance Policy, which outlines the requirements of the Corporation’s global compliance program, and defines roles and responsibilities related to the implementation, execution and management of the compliance program by Global Compliance. The requirements work together to drive a comprehensive risk-based approach for the proactive identification, management and escalation of compliance risks throughout the Corporation.
The Global Compliance Policy sets the requirements for reporting compliance risk information to executive management as well as the Board or appropriate Board-level committees with an outline for conducting objective oversight of the Corporation’s compliance risk management activities. The Board provides oversight of compliance risks through its Audit Committee and ERC.

Bank of America 2014 108

Operational Risk Management
The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including outsourced business processes, and is not limited to operations functions. Its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital estimate under the Advanced approaches. For more information on Basel 3 Advanced approaches, see Capital Management – Advanced Approaches on page 61.
We approach operational risk management from two perspectives within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the business and control function levels to address operational risk in revenue producing and non-revenue producing units. The Operational Risk Management Program addresses the overarching processes for identifying, measuring, monitoring and controlling operational risk, and reporting operational risk information to management and the Board. A sound internal governance structure enhances the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the ERC, the CRO and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the MRC oversees the Corporation’s policies and processes for sound operational risk management. The MRC also serves as an escalation point for critical operational risk matters within the Corporation. The MRC reports operational risk activities to the ERC. The independent operational risk management teams oversee the businesses and control functions to monitor adherence to the Operational Risk Management Program and advise and challenge operational risk exposures.
Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, enterprise-wide policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to businesses, control functions, senior management, governance committees and the ERC and the Board.
The businesses and control functions are responsible for assessing, monitoring and managing all the risks within their units, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and RCSAs, operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, monitor and control risk in each business and control function. Examples of these include personnel management practices; data reconciliation processes; fraud management units; cybersecurity controls, processes and systems; transaction processing, monitoring and analysis; business recovery planning; and new product introduction processes. The business and control functions are also responsible for consistently implementing and monitoring adherence to corporate practices.
Business and control function management uses the enterprise RCSA process to capture the identification and assessment of operational risk exposures and evaluate the status of risk and control issues including mitigation plans, as appropriate. The goals of this process are to assess changing market and business conditions, evaluate key risks impacting each business and control function, and assess the controls in place to mitigate the risks. Key operational risk indicators for these risks have been developed and are used to assist in identifying trends and issues on an enterprise, business and control function level. Independent review and challenge to the Corporation’s overall operational risk management framework is performed by the Corporate Operational Risk Program Adherence Team and reported through the operational risk governance committees and management routines.
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

109 Bank of America 2014

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
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our Home Loans and Credit Card and Other Consumer portfolio segments, as well as our U.S. small business commercial card portfolio within the Commercial portfolio segment. For each one percent increase in the loss rates on loans collectively evaluated for impairment in our Home Loans portfolio segment, excluding PCI loans, coupled with a one percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2014 would have increased by $84 million. PCI loans within our Home Loans portfolio segment are initially recorded at fair value. Applicable accounting guidance prohibits carry-over or creation of valuation allowances in the initial accounting. However, subsequent decreases in the expected cash flows from the date of acquisition result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan and lease losses. We subject our PCI portfolio to stress scenarios to evaluate the potential impact given certain events. A one percent decrease in the expected cash flows could result in a $169 million impairment of the portfolio. For each one percent increase in the loss rates on loans collectively evaluated for impairment within our Credit Card and Other Consumer portfolio segment and U.S. small business commercial card portfolio, coupled with a one percent decrease in the expected cash flows on those loans individually evaluated for impairment within the Credit Card and Other Consumer portfolio segment and the U.S. small business commercial card portfolio, the allowance for loan and lease losses at December 31, 2014 would have increased by $45 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within the Commercial portfolio segment (excluding the U.S. small business commercial card portfolio). Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already risk-rated Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased by $2.0 billion at December 31, 2014.
The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2014 was 1.65 percent and these hypothetical increases in the allowance would raise the ratio to 1.90 percent.
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
For more information on the Financial Accounting Standards Board’s proposed standard on accounting for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Mortgage Servicing Rights
MSRs are nonfinancial assets that are created when a mortgage loan is sold and we retain the right to service the loan. We account for consumer MSRs, including residential mortgage and home equity MSRs, at fair value with changes in fair value recorded in mortgage banking income in the Consolidated Statement of Income.
We determine the fair value of our consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates key economic assumptions including estimates of prepayment rates and resultant weighted-average lives of the MSRs, and the option-adjusted spread levels. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. These assumptions are subjective in nature and changes in these assumptions could materially affect our operating results. For example, increasing the prepayment rate assumption used in the valuation of our consumer MSRs by 10 percent while keeping all other assumptions unchanged could have resulted in an estimated decrease of $208 million in both MSRs and mortgage banking income for 2014. This impact does not reflect any hedge strategies that may be undertaken to mitigate such risk.
We manage potential changes in the fair value of MSRs through a comprehensive risk management program. The intent is to mitigate the effects of changes in the fair value of MSRs through the use of risk management instruments. To reduce the sensitivity of earnings to interest rate and market value fluctuations, securities including MBS and U.S. Treasury securities, as well as certain derivatives such as options and interest rate swaps, may be used to hedge certain market risks of the MSRs, but are not designated as accounting hedges. These instruments are carried at fair value with changes in fair value recognized in mortgage banking income. For additional information, see Mortgage Banking Risk Management on page 108.
For more information on MSRs, including the sensitivity of weighted-average lives and the fair value of MSRs to changes in modeled assumptions, see Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements.
Fair Value of Financial Instruments
We classify the fair values of financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. We carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and equity securities, other debt securities,

Bank of America 2014 110

consumer MSRs and certain other assets at fair value. Also, we account for certain loans and loan commitments, LHFS, short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt under the fair value option.
The fair values of assets and liabilities may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls that include: a model validation policy that requires review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs which can and do include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business. For additional information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option to the Consolidated Financial Statements.
In 2014, we adopted an FVA into valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where we are not permitted to use the collateral received. This change resulted in a pretax net FVA charge of $497 million. Significant judgment is required in modeling expected exposure profiles and in discounting for the funding risk premium inherent in these derivatives.
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

Table 66	Recurring Level 3 Asset and Liability Summary

	December 31
	2014			2013
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$6,259	28.12%	0.30%	$9,044	28.46%	0.43%
Derivative assets	6,851	30.77	0.33	7,277	22.90	0.35
AFS debt securities	2,555	11.48	0.12	4,760	14.98	0.23
All other Level 3 assets at fair value	6,597	29.63	0.31	10,697	33.66	0.50
Total Level 3 assets at fair value (1)	$22,262	100.00%	1.06%	$31,778	100.00%	1.51%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$7,771	76.34%	0.42%	$7,501	78.66%	0.40%
Long-term debt	2,362	23.20	0.13	1,990	20.87	0.11
All other Level 3 liabilities at fair value	46	0.46	—	45	0.47	—
Total Level 3 liabilities at fair value (1)	$10,179	100.00%	0.55%	$9,536	100.00%	0.51%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to our derivative positions.
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3

111 Bank of America 2014

during 2014, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
Accrued Income Taxes and Deferred Tax Assets
Accrued income taxes, reported as a component of either other assets or accrued expenses and other liabilities on the Consolidated Balance Sheet, represent the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 jurisdictions and consider many factors, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.
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
While we have established valuation allowances for certain state and non-U.S. deferred tax assets, we have concluded that no valuation allowance was necessary with respect to all U.S. federal and U.K. deferred tax assets, including NOL and tax credit carryforwards, that are not subject to any special limitations (such as change-in-control limitations) prior to any expiration. Management’s conclusion is supported by financial results and forecasts, the reorganization of certain business activities and the indefinite period to carry forward NOLs. The majority of U.K. net deferred tax assets, which consist primarily of NOLs, are expected to be realized by certain subsidiaries over an extended number of years. However, significant changes to our estimates, such as changes that would be caused by substantial and prolonged worsening of the condition of Europe’s capital markets, or to applicable tax laws, such as laws affecting the realizability of NOLs or other deferred tax assets, could lead management to reassess its U.K. valuation allowance conclusions. See Note 19 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information. For more information, see page 15 under Item 1A. Risk Factors of this Annual Report on Form 10-K.

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
For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. The goodwill impairment test involves comparing the fair value of each reporting unit with its carrying value, including goodwill, as measured by allocated equity. During 2014, the Corporation made refinements to the amount of capital allocated to each of its businesses based on multiple considerations that included, but were not limited to, risk-weighted assets measured under the Basel 3 Standardized and Advanced approaches, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, the Corporation adjusted the amount of capital being allocated to its business segments. This change resulted in a reduction of the unallocated capital, which is reflected in All Other, and an aggregate increase to the amount of capital being allocated to the business segments. An increase in allocated capital in the business segments generally results in a reduction of the excess of the fair value over the carrying value and a reduction to the estimated fair value as a percentage of allocated carrying value for an individual reporting unit.
The Corporation’s common stock price improved during 2014; however, its market capitalization remained below its recorded book value. We estimate that the fair value of all reporting units with assigned goodwill in aggregate as of the June 30, 2014 annual goodwill impairment test was $307.1 billion and the aggregate carrying value of all reporting units with assigned goodwill, as measured by allocated equity, was $175.7 billion. The common stock capitalization of the Corporation as of June 30, 2014 was $161.6 billion ($188.1 billion at December 31, 2014). As none of our reporting units are publicly traded, individual reporting unit fair value determinations do not directly correlate to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.

Bank of America 2014 112

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
2014 Annual Impairment Test
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
The fair value for Card Services as of June 30, 2014 no longer considers the negative impact of a July 31, 2013 court ruling regarding the Federal Reserve’s rules on debit card interchange fees, which would have required the Federal Reserve to reconsider the cap on debit card interchange fees. The fair value as of June 30, 2013 considered that potential negative impact contributing to an estimated fair value as a percent of allocated carrying value of 120.3 percent. The U.S. Supreme Court indicated in January 2015 that it would not hear the challenge to the Federal Reserve’s debit card interchange fee rules.
2013 Annual Impairment Tests
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
Representations and Warranties Liability
The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans is a function of the representations and warranties given and considers a variety of factors. Depending upon the counterparty, these factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that we will receive a repurchase request, number of payments made by the borrower prior to default and estimated probability that we will be required to repurchase a loan. It also considers other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as appropriate. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of our liability.
The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase or decrease of approximately $400 million in the representations and warranties liability as of December 31, 2014. These sensitivities are hypothetical and are intended to provide an indication of the

113 Bank of America 2014

impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
For more information on representations and warranties exposure and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 50, as well as Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Litigation Reserve
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

2013 Compared to 2012
The following discussion and analysis provide a comparison of our results of operations for 2013 and 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 7 and 8 contain financial data to supplement this discussion.
Overview
Net Income
Net income was $11.4 billion in 2013 compared to $4.2 billion in 2012. Including preferred stock dividends, net income applicable to common shareholders was $10.1 billion, or $0.90 per diluted share for 2013 and $2.8 billion, or $0.25 per diluted share for 2012.
Net Interest Income
Net interest income on an FTE basis was $43.1 billion for 2013, an increase of $1.6 billion compared to 2012. The increase was primarily due to reductions in long-term debt balances, higher yields on debt securities including the impact of market-related premium amortization expense, lower rates paid on deposits, higher commercial loan balances and increased trading-related net interest income, partially offset by lower consumer loan balances as well as lower asset yields and the low rate environment. The net interest yield on an FTE basis was 2.37 percent for 2013, an increase of 13 bps compared to 2012 due to the same factors as described above.

Bank of America 2014 114

Noninterest Income
Noninterest income was $46.7 billion in 2013, an increase of $4.0 billion compared to 2012.

•	Card income decreased $295 million primarily driven by lower revenue from consumer protection products.

•	Investment and brokerage services income increased $889 million primarily driven by the impact of long-term AUM inflows and higher market levels.

•
Investment banking income increased $827 million primarily due to strong equity issuance fees attributable to a significant increase in global equity capital markets volume and higher debt issuance fees, primarily within leveraged finance and investment-grade underwriting.

•
Equity investment income increased $831 million. The results for 2013 included $753 million of gains related to the sale of our remaining investment in CCB and gains of $1.4 billion on the sales of a portion of an equity investment. The results for 2012 included $1.6 billion of gains related to sales of certain equity and strategic investments.

•
Trading account profits increased $1.2 billion. Net debit valuation adjustment (DVA) losses on derivatives were $509 million in 2013 compared to losses of $2.5 billion in 2012. Excluding net DVA, trading account profits decreased $782 million due to decreases in our FICC businesses driven by a challenging trading environment, partially offset by an increase in our equities businesses.

•	Mortgage banking income decreased $876 million primarily driven by lower servicing income and lower core production revenue, partially offset by lower representations and warranties provision.

•
Other income (loss) improved $2.0 billion due to lower negative fair value adjustments on our structured liabilities of $649 million compared to negative fair value adjustments of $5.1 billion in 2012. The prior year included gains of $1.6 billion related to debt repurchases and exchanges of trust preferred securities.

Provision for Credit Losses
The provision for credit losses was $3.6 billion for 2013, a decrease of $4.6 billion compared to 2012. The provision for credit losses was $4.3 billion lower than net charge-offs for 2013, resulting in a reduction in the allowance for credit losses due to continued improvement in the home loans and credit card portfolios. This compared to a $6.7 billion reduction in the allowance for credit losses in 2012.
Net charge-offs totaled $7.9 billion, or 0.87 percent of average loans and leases for 2013 compared to $14.9 billion, or 1.67 percent for 2012. The decrease in net charge-offs was primarily driven by credit quality improvement across all major portfolios. Also, included in 2012 were charge-offs associated with the National Mortgage Settlement and loans discharged in Chapter 7 bankruptcy due to the implementation of regulatory guidance.

Noninterest Expense
Noninterest expense was $69.2 billion for 2013, a decrease of $2.9 billion compared to 2012. The decrease was primarily driven by a $967 million decline in other general operating expense largely due to a provision of $1.1 billion in 2012 for the 2013 Independent Foreclosure Review (IFR) Acceleration Agreement, lower FDIC expense, and lower default-related servicing expenses in Legacy Assets & Servicing and mortgage-related assessments, waivers and similar costs related to foreclosure delays. Partially offsetting these declines was a $1.9 billion increase in litigation expense to $6.1 billion in 2013. Personnel expense decreased $929 million in 2013 as we continued to streamline processes and achieve cost savings. Professional fees decreased $690 million due in part to reduced default-related management activities in Legacy Assets & Servicing.
Income Tax Expense
The income tax expense was $4.7 billion on pretax income of $16.2 billion for 2013 compared to an income tax benefit of $1.1 billion on the pretax income of $3.1 billion for 2012. The effective tax rate for 2013 was driven by our recurring tax preference items and by tax benefits related to non-U.S. restructurings. These benefits were partially offset by the $1.1 billion charge to reduce the carrying value of certain U.K deferred tax assets due to the U.K corporate income tax rate reduction in 2013. The negative effective tax rate for 2012 included a $1.7 billion tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain subsidiaries over the related U.S. tax liability. Partially offsetting the benefit was a $788 million charge to reduce the carrying value of certain U.K. deferred tax assets due to the U.K. corporate income tax rate reduction enacted in 2012.

Business Segment Operations
Consumer & Business Banking
CBB recorded net income of $6.6 billion in 2013 compared to $5.6 billion in 2012 with the increase primarily due to lower provision for credit losses and noninterest expense. Net interest income remained relatively unchanged as the impact of higher deposit balances was offset by the impact of lower average loan balances. Noninterest income of $9.8 billion remained relatively unchanged as the allocation of certain card revenue to GWIM for clients with a credit card, and lower deposit service charges were offset by the net impact of consumer protection products primarily due to changes in 2012. The provision for credit losses decreased $1.0 billion to $3.1 billion in 2013 primarily as a result of improvements in credit quality. Noninterest expense decreased $661 million to $16.3 billion primarily due to lower operating, personnel and FDIC expenses.

115 Bank of America 2014

Consumer Real Estate Services
CRES recorded a net loss of $5.0 billion in 2013 compared to a net loss of $6.3 billion in 2012 with the decrease in the net loss primarily driven by lower provision for credit losses and lower noninterest expense, partially offset by lower mortgage banking income. Mortgage banking income decreased $968 million due to both lower servicing income and lower core production revenue, partially offset by a $3.1 billion decrease in representations and warranties provision as 2012 included provision related to the January 2013 settlement with FNMA. The provision for credit losses improved $1.6 billion to a benefit of $156 million due to improved delinquencies, increased home prices and continued loan balance run-off. Noninterest expense decreased $1.2 billion to $15.8 billion due to lower operating expenses in Legacy Assets & Servicing, partially offset by higher litigation expense.
Global Wealth & Investment Management
GWIM recorded net income of $3.0 billion in 2013 compared to $2.2 billion in 2012 with the increase driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Revenue increased $1.3 billion primarily driven by higher asset management fees. The provision for credit losses decreased $210 million to $56 million driven by continued improvement in the home equity portfolio. Noninterest expense increased $311 million to $13.0 billion due to higher volume-driven expenses and higher support costs, partially offset by lower other personnel costs.
Global Banking
Global Banking recorded net income of $5.0 billion in 2013 compared to $5.3 billion in 2012 with the decrease primarily driven by an increase in the provision for credit losses, partially offset by higher revenue. Revenue increased $810 million to $16.5 billion in 2013 as higher net interest income due to the impact of loan growth, and higher investment banking fees were partially offset by lower other income due to gains on the liquidation of certain portfolios in 2012. The provision for credit losses increased $1.4 billion to $1.1 billion compared to a benefit of $342 million in

2012 primarily due to increased reserves as a result of commercial loan growth. Noninterest expense remained relatively unchanged in 2013 primarily due to lower personnel expense largely offset by higher litigation expense.
Global Markets
Global Markets recorded net income of $1.2 billion in 2013 compared to a net loss of $2.0 billion in 2012. Excluding net DVA and charges of $1.1 billion related to the U.K. corporate income tax rate reduction in 2013 and $781 million in 2012, net income decreased $548 million to $3.0 billion primarily driven by lower FICC revenue due to a challenging trading environment, and higher noninterest expense, partially offset by an increase in equities revenue. Net DVA losses were $1.2 billion compared to losses of $7.6 billion in 2012. Noninterest expense increased $711 million to $12.0 billion due to an increase in litigation expense. Income tax expense for both years included a charge for remeasurement of certain deferred tax assets due to the decreases in the U.K. corporate tax rate.
All Other
All Other recorded net income of $712 million in 2013 compared to a net loss of $703 million in 2012 with the increase driven by improvement in the provision for credit losses, higher equity investment income and lower noninterest expense, partially offset by a lower income tax benefit and lower gains on sales of debt securities. The provision for credit losses improved $3.3 billion to a benefit of $666 million in 2013 primarily driven by continued improvement in portfolio trends including increased home prices in the residential mortgage portfolio. Noninterest expense decreased $2.0 billion to $4.6 billion primarily due to lower litigation expense. The income tax benefit was $2.0 billion in 2013 compared to a benefit of $4.2 billion in 2012. The decrease was driven by the decline in the pretax loss in All Other and lower tax benefits as 2012 included a $1.7 billion tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain subsidiaries over the related U.S. tax liability.

Bank of America 2014 116

Statistical Tables

117 Bank of America 2014

Table I Average Balances and Interest Rates – FTE Basis

	2014			2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$113,999	$308	0.27%	$72,574	$182	0.25%	$81,741	$190	0.23%
Time deposits placed and other short-term investments	11,032	170	1.54	16,066	187	1.16	22,888	236	1.03
Federal funds sold and securities borrowed or purchased under agreements to resell	222,483	1,039	0.47	224,331	1,229	0.55	236,042	1,502	0.64
Trading account assets	145,686	4,716	3.24	168,998	4,879	2.89	170,647	5,306	3.11
Debt securities (2)	351,702	8,062	2.28	337,953	9,779	2.89	353,577	8,931	2.53
Loans and leases (3):
Residential mortgage (4)	237,270	8,462	3.57	256,535	9,317	3.63	264,164	9,845	3.73
Home equity	89,705	3,340	3.72	100,263	3,835	3.82	117,339	4,426	3.77
U.S. credit card	88,962	8,313	9.34	90,369	8,792	9.73	94,863	9,504	10.02
Non-U.S. credit card	11,511	1,200	10.42	10,861	1,271	11.70	13,549	1,572	11.60
Direct/Indirect consumer (5)	82,410	2,099	2.55	82,907	2,370	2.86	84,424	2,900	3.44
Other consumer (6)	2,028	139	6.86	1,807	72	4.02	2,359	140	5.95
Total consumer	511,886	23,553	4.60	542,742	25,657	4.73	576,698	28,387	4.92
U.S. commercial	230,175	6,630	2.88	218,874	6,809	3.11	201,352	6,979	3.47
Commercial real estate (7)	47,524	1,411	2.97	42,346	1,391	3.29	37,982	1,332	3.51
Commercial lease financing	24,423	837	3.43	23,863	851	3.56	21,879	874	4.00
Non-U.S. commercial	89,893	2,218	2.47	90,816	2,083	2.29	60,857	1,594	2.62
Total commercial	392,015	11,096	2.83	375,899	11,134	2.96	322,070	10,779	3.35
Total loans and leases	903,901	34,649	3.83	918,641	36,791	4.00	898,768	39,166	4.36
Other earning assets	66,127	2,811	4.25	80,985	2,832	3.50	88,047	2,970	3.36
Total earning assets (8)	1,814,930	51,755	2.85	1,819,548	55,879	3.07	1,851,710	58,301	3.15
Cash and due from banks (1)	27,079			36,440			33,998
Other assets, less allowance for loan and lease losses	303,581			307,525			305,648
Total assets	$2,145,590			$2,163,513			$2,191,356
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,270	$3	0.01%	$43,868	$22	0.05%	$41,453	$45	0.11%
NOW and money market deposit accounts	518,894	316	0.06	506,082	413	0.08	466,096	693	0.15
Consumer CDs and IRAs	66,798	264	0.40	79,914	471	0.59	95,559	693	0.73
Negotiable CDs, public funds and other deposits	31,502	106	0.33	26,553	116	0.43	20,928	128	0.61
Total U.S. interest-bearing deposits	663,464	689	0.10	656,417	1,022	0.16	624,036	1,559	0.25
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	8,744	74	0.84	12,432	80	0.64	14,737	94	0.64
Governments and official institutions	1,740	3	0.15	1,584	3	0.18	1,019	4	0.35
Time, savings and other	60,732	314	0.52	55,628	291	0.52	53,318	333	0.63
Total non-U.S. interest-bearing deposits	71,216	391	0.55	69,644	374	0.54	69,074	431	0.62
Total interest-bearing deposits	734,680	1,080	0.15	726,061	1,396	0.19	693,110	1,990	0.29
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	257,678	2,578	1.00	301,416	2,923	0.97	318,400	3,572	1.12
Trading account liabilities	87,151	1,576	1.81	88,323	1,638	1.85	78,554	1,763	2.24
Long-term debt	253,607	5,700	2.25	263,417	6,798	2.58	316,393	9,419	2.98
Total interest-bearing liabilities (8)	1,333,116	10,934	0.82	1,379,217	12,755	0.92	1,406,457	16,744	1.19
Noninterest-bearing sources:
Noninterest-bearing deposits	389,527			363,674			354,672
Other liabilities	184,471			186,675			194,550
Shareholders’ equity	238,476			233,947			235,677
Total liabilities and shareholders’ equity	$2,145,590			$2,163,513			$2,191,356
Net interest spread			2.03%			2.15%			1.96%
Impact of noninterest-bearing sources			0.22			0.22			0.28
Net interest income/yield on earning assets		$40,821	2.25%		$43,124	2.37%		$41,557	2.24%

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

(4)	Includes non-U.S. residential mortgage loans of $2 million, $79 million and $90 million in 2014, 2013 and 2012, respectively.

(5)	Includes non-U.S. consumer loans of $4.4 billion, $6.7 billion and $7.8 billion in 2014, 2013 and 2012, respectively.

(6)
Includes consumer finance loans of $1.1 billion, $1.3 billion and $1.5 billion; consumer leases of $818 million, $351 million and $0; consumer overdrafts of $148 million, $153 million and $128 million; and other non-U.S. consumer loans of $3 million, $5 million and $699 million; and in 2014, 2013 and 2012, respectively.

(7)
Includes U.S. commercial real estate loans of $46.0 billion, $40.7 billion and $36.4 billion, and non-U.S. commercial real estate loans of $1.6 billion, $1.6 billion and $1.6 billion in 2014, 2013 and 2012, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $58 million, $205 million and $754 million in 2014, 2013 and 2012, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $2.5 billion, $2.4 billion and $2.3 billion in 2014, 2013 and 2012, respectively. For more information on interest rate contracts, see Interest Rate Risk Management for Non-trading Activities on page 105.

Bank of America 2014 118

Table II Analysis of Changes in Net Interest Income – FTE Basis

	From 2013 to 2014			From 2012 to 2013
	Due to Change in (1)			Due to Change in (1)
(Dollars in millions)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (2)	$103	$23	$126	$(23)	$15	$(8)
Time deposits placed and other short-term investments	(59)	42	(17)	(71)	22	(49)
Federal funds sold and securities borrowed or purchased under agreements to resell	(5)	(185)	(190)	(66)	(207)	(273)
Trading account assets	(669)	506	(163)	(50)	(377)	(427)
Debt securities	385	(2,102)	(1,717)	(381)	1,229	848
Loans and leases:
Residential mortgage	(704)	(151)	(855)	(276)	(252)	(528)
Home equity	(408)	(87)	(495)	(646)	55	(591)
U.S. credit card	(136)	(343)	(479)	(449)	(263)	(712)
Non-U.S. credit card	76	(147)	(71)	(312)	11	(301)
Direct/Indirect consumer	(13)	(258)	(271)	(48)	(482)	(530)
Other consumer	10	57	67	(32)	(36)	(68)
Total consumer			(2,104)			(2,730)
U.S. commercial	349	(528)	(179)	616	(786)	(170)
Commercial real estate	173	(153)	20	154	(95)	59
Commercial lease financing	18	(32)	(14)	81	(104)	(23)
Non-U.S. commercial	(24)	159	135	785	(296)	489
Total commercial			(38)			355
Total loans and leases			(2,142)			(2,375)
Other earning assets	(518)	497	(21)	(249)	111	(138)
Total interest income			$(4,124)			$(2,422)
Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$1	$(20)	$(19)	$3	$(26)	$(23)
NOW and money market deposit accounts	2	(99)	(97)	66	(346)	(280)
Consumer CDs and IRAs	(77)	(130)	(207)	(110)	(112)	(222)
Negotiable CDs, public funds and other deposits	19	(29)	(10)	34	(46)	(12)
Total U.S. interest-bearing deposits			(333)			(537)
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	(24)	18	(6)	(14)	—	(14)
Governments and official institutions	—	—	—	2	(3)	(1)
Time, savings and other	25	(2)	23	17	(59)	(42)
Total non-U.S. interest-bearing deposits			17			(57)
Total interest-bearing deposits			(316)			(594)
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	(424)	79	(345)	(196)	(453)	(649)
Trading account liabilities	(26)	(36)	(62)	215	(340)	(125)
Long-term debt	(255)	(843)	(1,098)	(1,569)	(1,052)	(2,621)
Total interest expense			(1,821)			(3,989)
Net increase (decrease) in net interest income			$(2,303)			$1,567

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

119 Bank of America 2014

Table III Preferred Stock Cash Dividend Summary (1)

	December 31, 2014
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (2)	$1	February 10, 2015	April 10, 2015	April 24, 2015	7.00%	$1.75
		October 23, 2014	January 9, 2015	January 23, 2015	7.00	1.75
		August 6, 2014	October 10, 2014	October 24, 2014	7.00	1.75
		June 18, 2014	July 11, 2014	July 25, 2014	7.00	1.75
		February 11, 2014	April 11, 2014	April 25, 2014	7.00	1.75
Series D (3)	$654	January 9, 2015	February 27, 2015	March 16, 2015	6.204%	$0.38775
		October 9, 2014	November 28, 2014	December 15, 2014	6.204	0.38775
		July 9, 2014	August 29, 2014	September 15, 2014	6.204	0.38775
		April 2, 2014	May 30, 2014	June 16, 2014	6.204	0.38775
		January 13, 2014	February 28, 2014	March 14, 2014	6.204	0.38775
Series E (3)	$317	January 9, 2015	January 30, 2015	February 17, 2015	Floating	$0.25556
		October 9, 2014	October 31, 2014	November 17, 2014	Floating	0.25556
		July 9, 2014	July 31, 2014	August 15, 2014	Floating	0.25556
		April 2, 2014	April 30, 2014	May 15, 2014	Floating	0.24722
		January 13, 2014	January 31, 2014	February 18, 2014	Floating	0.25556
Series F	$141	January 9, 2015	February 27, 2015	March 16, 2015	Floating	$1,000.00
		October 9, 2014	November 28, 2014	December 15, 2014	Floating	1,011.11111
		July 9, 2014	August 29, 2014	September 15, 2014	Floating	1,022.22222
		April 2, 2014	May 30, 2014	June 16, 2014	Floating	1,022.22222
		January 13, 2014	February 28, 2014	March 17, 2014	Floating	1,000.00
Series G	$493	January 9, 2015	February 27, 2015	March 16, 2015	Adjustable	$1,000.00
		October 9, 2014	November 28, 2014	December 15, 2014	Adjustable	1,011.11111
		July 9, 2014	August 29, 2014	September 15, 2014	Adjustable	1,022.22222
		April 2, 2014	May 30, 2014	June 16, 2014	Adjustable	1,022.22222
		January 13, 2014	February 28, 2014	March 17, 2014	Adjustable	1,000.00
Series I (3)	$365	January 9, 2015	March 15, 2015	April 1, 2015	6.625%	$0.4140625
		October 9, 2014	December 15, 2014	January 2, 2015	6.625	0.4140625
		July 9, 2014	September 15, 2014	October 1, 2014	6.625	0.4140625
		April 2, 2014	June 15, 2014	July 1, 2014	6.625	0.4140625
		January 13, 2014	March 15, 2014	April 1, 2014	6.625	0.4140625
Series K (4, 5)	$1,544	January 9, 2015	January 15, 2015	January 30, 2015	Fixed-to-floating	$40.00
		July 9, 2014	July 15, 2014	July 30, 2014	Fixed-to-floating	40.00
		January 13, 2014	January 15, 2014	January 30, 2014	Fixed-to-floating	40.00
Series L	$3,080	December 17, 2014	January 1, 2015	January 30, 2015	7.25%	$18.125
		September 16, 2014	October 1, 2014	October 30, 2014	7.25	18.125
		June 18, 2014	July 1, 2014	July 30, 2014	7.25	18.125
		March 6, 2014	April 1, 2014	April 30, 2014	7.25	18.125
Series M (4, 5)	$1,310	October 9, 2014	October 31, 2014	November 17, 2014	Fixed-to-floating	$40.625
		April 2, 2014	April 30, 2014	May 15, 2014	Fixed-to-floating	40.625
Series T (6)	$5,000	February 10, 2015	March 26, 2015	April 10, 2015	6.00%	$1,500.00
		October 23, 2014	December 25, 2014	January 10, 2015	6.00	1,500.00
		August 6, 2014	September 25, 2014	October 10, 2014	6.00	1,500.00
		June 18, 2014	June 25, 2014	July 10, 2014	6.00	1,500.00
		March 6, 2014	March 26, 2014	April 10, 2014	6.00	1,500.00
Series U (4, 5)	$1,000	October 9, 2014	November 15, 2014	December 1, 2014	Fixed-to-floating	$26.00
		April 2, 2014	May 15, 2014	June 2, 2014	Fixed-to-floating	26.00
Series V (4, 5)	$1,500	October 9, 2014	December 1, 2014	December 17, 2014	Fixed-to-floating	$25.625
Series W (3)	$1,100	January 9, 2015	February 15, 2015	March 9, 2015	Fixed	$0.4140625
		October 9, 2014	November 15, 2014	December 9, 2014	Fixed	0.4140625
Series X (4, 5)	$2,000	January 9, 2015	February 15, 2015	March 5, 2015	Fixed-to-floating	$31.25

(1)	Preferred stock cash dividend summary is as of February 25, 2015.

(2)	Dividends are cumulative.

(3)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(4)	Initially pays dividends semi-annually.

(5)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(6)	For information on the amendment of the Series T Preferred Stock, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.

Bank of America 2014 120

Table III Preferred Stock Cash Dividend Summary (1) (continued)

	December 31, 2014
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (7)	$98	January 9, 2015	February 15, 2015	February 27, 2015	Floating	$0.18750
		October 9, 2014	November 15, 2014	November 28, 2014	Floating	0.18750
		July 9, 2014	August 15, 2014	August 28, 2014	Floating	0.18750
		April 2, 2014	May 15, 2014	May 28, 2014	Floating	0.18750
		January 13, 2014	February 15, 2014	February 28, 2014	Floating	0.18750
Series 2 (7)	$299	January 9, 2015	February 15, 2015	February 27, 2015	Floating	$0.19167
		October 9, 2014	November 15, 2014	November 28, 2014	Floating	0.19167
		July 9, 2014	August 15, 2014	August 28, 2014	Floating	0.19167
		April 2, 2014	May 15, 2014	May 28, 2014	Floating	0.18542
		January 13, 2014	February 15, 2014	February 28, 2014	Floating	0.19167
Series 3 (7)	$653	January 9, 2015	February 15, 2015	March 2, 2015	6.375%	$0.3984375
		October 9, 2014	November 15, 2014	November 28, 2014	6.375	0.3984375
		July 9, 2014	August 15, 2014	August 28, 2014	6.375	0.3984375
		April 2, 2014	May 15, 2014	May 28, 2014	6.375	0.3984375
		January 13, 2014	February 15, 2014	February 28, 2014	6.375	0.3984375
Series 4 (7)	$210	January 9, 2015	February 15, 2015	February 27, 2015	Floating	$0.25556
		October 9, 2014	November 15, 2014	November 28, 2014	Floating	0.25556
		July 9, 2014	August 15, 2014	August 28, 2014	Floating	0.25556
		April 2, 2014	May 15, 2014	May 28, 2014	Floating	0.24722
		January 13, 2014	February 15, 2014	February 28, 2014	Floating	0.25556
Series 5 (7)	$422	January 9, 2015	February 1, 2015	February 23, 2015	Floating	$0.25556
		October 9, 2014	November 1, 2014	November 21, 2014	Floating	0.25556
		July 9, 2014	August 1, 2014	August 21, 2014	Floating	0.25556
		April 2, 2014	May 1, 2014	May 21, 2014	Floating	0.24722
		January 13, 2014	February 1, 2014	February 21, 2014	Floating	0.25556

(7)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

121 Bank of America 2014

Table IV Outstanding Loans and Leases

	December 31
(Dollars in millions)	2014	2013	2012	2011	2010
Consumer
Residential mortgage (1)	$216,197	$248,066	$252,929	$273,228	$270,901
Home equity	85,725	93,672	108,140	124,856	138,161
U.S. credit card	91,879	92,338	94,835	102,291	113,785
Non-U.S. credit card	10,465	11,541	11,697	14,418	27,465
Direct/Indirect consumer (2)	80,381	82,192	83,205	89,713	90,308
Other consumer (3)	1,846	1,977	1,628	2,688	2,830
Total consumer loans excluding loans accounted for under the fair value option	486,493	529,786	552,434	607,194	643,450
Consumer loans accounted for under the fair value option (4)	2,077	2,164	1,005	2,190	—
Total consumer	488,570	531,950	553,439	609,384	643,450
Commercial
U.S. commercial (5)	233,586	225,851	209,719	193,199	190,305
Commercial real estate (6)	47,682	47,893	38,637	39,596	49,393
Commercial lease financing	24,866	25,199	23,843	21,989	21,942
Non-U.S. commercial	80,083	89,462	74,184	55,418	32,029
Total commercial loans excluding loans accounted for under the fair value option	386,217	388,405	346,383	310,202	293,669
Commercial loans accounted for under the fair value option (4)	6,604	7,878	7,997	6,614	3,321
Total commercial	392,821	396,283	354,380	316,816	296,990
Total loans and leases	$881,391	$928,233	$907,819	$926,200	$940,440

(1)
Includes pay option loans of $3.2 billion, $4.4 billion, $6.7 billion, $9.9 billion and $11.8 billion and non-U.S. residential mortgage loans of $2 million, $0, $93 million, $85 million and $90 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. The Corporation no longer originates pay option loans.

(2)
Includes dealer financial services loans of $37.7 billion, $38.5 billion, $35.9 billion, $43.0 billion and $43.3 billion, unsecured consumer lending loans of $1.5 billion, $2.7 billion, $4.7 billion, $8.0 billion and $12.4 billion, U.S. securities-based lending loans of $35.8 billion, $31.2 billion, $28.3 billion, $23.6 billion and $16.6 billion, non-U.S. consumer loans of $4.0 billion, $4.7 billion, $8.3 billion, $7.6 billion and $8.0 billion, student loans of $632 million, $4.1 billion, $4.8 billion, $6.0 billion and $6.8 billion, and other consumer loans of $761 million, $1.0 billion, $1.2 billion, $1.5 billion and $3.2 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)
Includes consumer finance loans of $676 million, $1.2 billion, $1.4 billion, $1.7 billion and $1.9 billion, consumer leases of $1.0 billion, $606 million, $34 million, $0 and $0, consumer overdrafts of $162 million, $176 million, $177 million, $103 million and $88 million, and other non-U.S. consumer loans of $3 million, $5 million, $5 million, $929 million and $803 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.9 billion, $2.0 billion, $1.0 billion and $2.2 billion, and home equity loans of $196 million, $147 million, $0 and $0 at December 31, 2014, 2013, 2012 and 2011, respectively. There were no consumer loans accounted for under the fair value option prior to 2011. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.9 billion, $1.5 billion, $2.3 billion, $2.2 billion and $1.6 billion, commercial real estate loans of $0, $0, $0, $0 and $79 million, and non-U.S. commercial loans of $4.7 billion, $6.4 billion, $5.7 billion, $4.4 billion and $1.7 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(5)
Includes U.S. small business commercial loans, including card-related products, of $13.3 billion, $13.3 billion, $12.6 billion, $13.3 billion and $14.7 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(6)
Includes U.S. commercial real estate loans of $45.2 billion, $46.3 billion, $37.2 billion, $37.8 billion and $46.9 billion, and non-U.S. commercial real estate loans of $2.5 billion, $1.6 billion, $1.5 billion, $1.8 billion and $2.5 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Bank of America 2014 122

Table V Nonperforming Loans, Leases and Foreclosed Properties (1)

	December 31
(Dollars in millions)	2014	2013	2012	2011	2010
Consumer
Residential mortgage	$6,889	$11,712	$15,055	$16,259	$18,020
Home equity	3,901	4,075	4,282	2,454	2,696
Direct/Indirect consumer	28	35	92	40	90
Other consumer	1	18	2	15	48
Total consumer (2)	10,819	15,840	19,431	18,768	20,854
Commercial
U.S. commercial	701	819	1,484	2,174	3,453
Commercial real estate	321	322	1,513	3,880	5,829
Commercial lease financing	3	16	44	26	117
Non-U.S. commercial	1	64	68	143	233
	1,026	1,221	3,109	6,223	9,632
U.S. small business commercial	87	88	115	114	204
Total commercial (3)	1,113	1,309	3,224	6,337	9,836
Total nonperforming loans and leases	11,932	17,149	22,655	25,105	30,690
Foreclosed properties	697	623	900	2,603	1,974
Total nonperforming loans, leases and foreclosed properties	$12,629	$17,772	$23,555	$27,708	$32,664

(1)
Balances do not include PCI loans even though the customer may be contractually past due. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan. In addition, balances do not include foreclosed properties that are insured by the FHA and have entered foreclosure of $1.1 billion, $1.4 billion, $2.5 billion and $1.4 billion at December 31, 2014, 2013, 2012 and 2011, respectively.

(2)
In 2014, $1.8 billion in interest income was estimated to be contractually due on $10.8 billion of consumer loans and leases classified as nonperforming, at December 31, 2104, as presented in the table above, plus $20.6 billion of TDRs classified as performing at December 31, 2014. Approximately $960 million of the estimated $1.8 billion in contractual interest was received and included in interest income for 2014.

(3)
In 2014, $110 million in interest income was estimated to be contractually due on $1.1 billion of commercial loans and leases classified as nonperforming, at December 31, 2014, as presented in the table above, plus $1.1 billion of TDRs classified as performing at December 31, 2014. Approximately $66 million of the estimated $110 million in contractual interest was received and included in interest income for 2014.

123 Bank of America 2014

Table VI Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2014	2013	2012	2011	2010
Consumer
Residential mortgage (2)	$11,407	$16,961	$22,157	$21,164	$16,768
U.S. credit card	866	1,053	1,437	2,070	3,320
Non-U.S. credit card	95	131	212	342	599
Direct/Indirect consumer	64	408	545	746	1,058
Other consumer	1	2	2	2	2
Total consumer	12,433	18,555	24,353	24,324	21,747
Commercial
U.S. commercial	110	47	65	75	236
Commercial real estate	3	21	29	7	47
Commercial lease financing	41	41	15	14	18
Non-U.S. commercial	—	17	—	—	6
	154	126	109	96	307
U.S. small business commercial	67	78	120	216	325
Total commercial	221	204	229	312	632
Total accruing loans and leases past due 90 days or more (3)	$12,654	$18,759	$24,582	$24,636	$22,379

(1)
Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option as referenced in footnote 3.

(2)	Balances are fully-insured loans.

(3)
Balances exclude loans accounted for under the fair value option. At December 31, 2014 and 2013, $5 million and $8 million of loans accounted for under the fair value option were past due 90 days or more and still accruing interest. At December 31, 2012, 2011 and 2010, there were no loans accounted for under the fair value option that were past due 90 days or more and still accruing interest.

Bank of America 2014 124

Table VII Allowance for Credit Losses

(Dollars in millions)	2014	2013	2012	2011	2010
Allowance for loan and lease losses, January 1 (1)	$17,428	$24,179	$33,783	$41,885	$47,988
Loans and leases charged off
Residential mortgage	(855)	(1,508)	(3,276)	(4,294)	(3,843)
Home equity	(1,364)	(2,258)	(4,573)	(4,997)	(7,072)
U.S. credit card	(3,068)	(4,004)	(5,360)	(8,114)	(13,818)
Non-U.S. credit card	(357)	(508)	(835)	(1,691)	(2,424)
Direct/Indirect consumer	(456)	(710)	(1,258)	(2,190)	(4,303)
Other consumer	(268)	(273)	(274)	(252)	(320)
Total consumer charge-offs	(6,368)	(9,261)	(15,576)	(21,538)	(31,780)
U.S. commercial (2)	(584)	(774)	(1,309)	(1,690)	(3,190)
Commercial real estate	(29)	(251)	(719)	(1,298)	(2,185)
Commercial lease financing	(10)	(4)	(32)	(61)	(96)
Non-U.S. commercial	(35)	(79)	(36)	(155)	(139)
Total commercial charge-offs	(658)	(1,108)	(2,096)	(3,204)	(5,610)
Total loans and leases charged off	(7,026)	(10,369)	(17,672)	(24,742)	(37,390)
Recoveries of loans and leases previously charged off
Residential mortgage	969	424	165	377	117
Home equity	457	455	331	517	279
U.S. credit card	430	628	728	838	791
Non-U.S. credit card	115	109	254	522	217
Direct/Indirect consumer	287	365	495	714	967
Other consumer	39	39	42	50	59
Total consumer recoveries	2,297	2,020	2,015	3,018	2,430
U.S. commercial (3)	214	287	368	500	391
Commercial real estate	112	102	335	351	168
Commercial lease financing	19	29	38	37	39
Non-U.S. commercial	1	34	8	3	28
Total commercial recoveries	346	452	749	891	626
Total recoveries of loans and leases previously charged off	2,643	2,472	2,764	3,909	3,056
Net charge-offs	(4,383)	(7,897)	(14,908)	(20,833)	(34,334)
Write-offs of PCI loans	(810)	(2,336)	(2,820)	—	—
Provision for loan and lease losses	2,231	3,574	8,310	13,629	28,195
Other (4)	(47)	(92)	(186)	(898)	36
Allowance for loan and lease losses, December 31	14,419	17,428	24,179	33,783	41,885
Reserve for unfunded lending commitments, January 1	484	513	714	1,188	1,487
Provision for unfunded lending commitments	44	(18)	(141)	(219)	240
Other (5)	—	(11)	(60)	(255)	(539)
Reserve for unfunded lending commitments, December 31	528	484	513	714	1,188
Allowance for credit losses, December 31	$14,947	$17,912	$24,692	$34,497	$43,073

(1)	The 2010 balance includes $10.8 billion of allowance for loan and lease losses related to the adoption of consolidation guidance that was effective January 1, 2010.

(2)	Includes U.S. small business commercial charge-offs of $345 million, $457 million, $799 million, $1.1 billion and $2.0 billion in 2014, 2013, 2012, 2011 and 2010, respectively.

(3)	Includes U.S. small business commercial recoveries of $63 million, $98 million, $100 million, $106 million and $107 million in 2014, 2013, 2012, 2011 and 2010, respectively.

(4)
The 2014, 2013, 2012 and 2011 amounts primarily represent the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments. In addition, the 2011 amount includes a $449 million reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS.

(5)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

125 Bank of America 2014

Table VII Allowance for Credit Losses (continued)

(Dollars in millions)	2014	2013	2012	2011	2010
Loan and allowance ratios:
Loans and leases outstanding at December 31 (6)	$872,710	$918,191	$898,817	$917,396	$937,119
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (6)	1.65%	1.90%	2.69%	3.68%	4.47%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (7)	2.05	2.53	3.81	4.88	5.40
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (8)	1.15	1.03	0.90	1.33	2.44
Average loans and leases outstanding (6)	$894,001	$909,127	$890,337	$929,661	$954,278
Net charge-offs as a percentage of average loans and leases outstanding (6, 9)	0.49%	0.87%	1.67%	2.24%	3.60%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6, 10)	0.58	1.13	1.99	2.24	3.60
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (6, 11)	121	102	107	135	136
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (9)	3.29	2.21	1.62	1.62	1.22
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs (10)	2.78	1.70	1.36	1.62	1.22
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (12)	$5,944	$7,680	$12,021	$17,490	$22,908
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (6, 12)	71%	57%	54%	65%	62%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (13)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (6)	1.50%	1.67%	2.14%	2.86%	3.94%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (7)	1.79	2.17	2.95	3.68	4.66
Net charge-offs as a percentage of average loans and leases outstanding (6)	0.50	0.90	1.73	2.32	3.73
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (6, 11)	107	87	82	101	116
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	2.91	1.89	1.25	1.22	1.04

(6)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.7 billion, $10.0 billion, $9.0 billion, $8.8 billion and $3.3 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Average loans accounted for under the fair value option were $9.9 billion, $9.5 billion, $8.4 billion, $8.4 billion and $4.1 billion in 2014, 2013, 2012, 2011 and 2010, respectively.

(7)
Excludes consumer loans accounted for under the fair value option of $2.1 billion, $2.2 billion, $1.0 billion and $2.2 billion at December 31, 2014, 2013, 2012 and 2011. There were no consumer loans accounted for under the fair value option prior to 2011.

(8)
Excludes commercial loans accounted for under the fair value option of $6.6 billion, $7.9 billion, $8.0 billion, $6.6 billion and $3.3 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(9)
Net charge-offs exclude $810 million, $2.3 billion and $2.8 billion of write-offs in the PCI loan portfolio in 2014, 2013 and 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

(10)	There were no write-offs of PCI loans in 2011 and 2010.

(11)	For more information on our definition of nonperforming loans, see pages 82 and 89.

(12)	Primarily includes amounts allocated to U.S. credit card and unsecured lending portfolios in CBB, PCI loans and the non-U.S. credit portfolio in All Other.

(13)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 2014 126

Table VIII Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2014		2013		2012		2011		2010
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$2,900	20.11%	$4,084	23.43%	$7,088	29.31%	$7,985	23.64%	$6,365	15.20%
Home equity	3,035	21.05	4,434	25.44	7,845	32.45	13,094	38.76	12,887	30.77
U.S. credit card	3,320	23.03	3,930	22.55	4,718	19.51	6,322	18.71	10,876	25.97
Non-U.S. credit card	369	2.56	459	2.63	600	2.48	946	2.80	2,045	4.88
Direct/Indirect consumer	299	2.07	417	2.39	718	2.97	1,153	3.41	2,381	5.68
Other consumer	59	0.41	99	0.58	104	0.43	148	0.44	161	0.38
Total consumer	9,982	69.23	13,423	77.02	21,073	87.15	29,648	87.76	34,715	82.88
U.S. commercial (1)	2,619	18.16	2,394	13.74	1,885	7.80	2,441	7.23	3,576	8.54
Commercial real estate	1,016	7.05	917	5.26	846	3.50	1,349	3.99	3,137	7.49
Commercial lease financing	153	1.06	118	0.68	78	0.32	92	0.27	126	0.30
Non-U.S. commercial	649	4.50	576	3.30	297	1.23	253	0.75	331	0.79
Total commercial (2)	4,437	30.77	4,005	22.98	3,106	12.85	4,135	12.24	7,170	17.12
Allowance for loan and lease losses (3)	14,419	100.00%	17,428	100.00%	24,179	100.00%	33,783	100.00%	41,885	100.00%
Reserve for unfunded lending commitments	528		484		513		714		1,188
Allowance for credit losses	$14,947		$17,912		$24,692		$34,497		$43,073

(1)
Includes allowance for loan and lease losses for U.S. small business commercial loans of $536 million, $462 million, $642 million, $893 million and $1.5 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)
Includes allowance for loan and lease losses for impaired commercial loans of $159 million, $277 million, $475 million, $545 million and $1.1 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)
Includes $1.7 billion, $2.5 billion, $5.5 billion, $8.5 billion and $6.4 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

127 Bank of America 2014

Table IX Selected Loan Maturity Data (1, 2)

	December 31, 2014
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
U.S. commercial	$66,039	$126,522	$42,916	$235,477
U.S. commercial real estate	8,714	31,825	4,648	45,187
Non-U.S. and other (3)	61,524	21,015	4,752	87,291
Total selected loans	$136,277	$179,362	$52,316	$367,955
Percent of total	37%	49%	14%	100%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$14,070	$27,379
Floating or adjustable interest rates		165,292	24,937
Total		$179,362	$52,316

(1)	Loan maturities are based on the remaining maturities under contractual terms.

(2)	Includes loans accounted for under the fair value option.

(3)	Loan maturities include non-U.S. commercial and commercial real estate loans.

Table X Non-exchange Traded Commodity Contracts

	2014
(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2014	$4,376	$4,240
Effect of legally enforceable master netting agreements	4,625	4,625
Gross fair value of contracts outstanding, January 1, 2014	9,001	8,865
Contracts realized or otherwise settled	(4,738)	(4,581)
Fair value of new contracts	8,281	7,833
Other changes in fair value	1,014	1,982
Gross fair value of contracts outstanding, December 31, 2014	13,558	14,099
Less: Legally enforceable master netting agreements	(5,506)	(5,506)
Net fair value of contracts outstanding, December 31, 2014	$8,052	$8,593

Table XI Non-exchange Traded Commodity Contract Maturities

	2014
(Dollars in millions)	Asset Positions	Liability Positions
Less than one year	$8,262	$9,114
Greater than or equal to one year and less than three years	2,598	2,798
Greater than or equal to three years and less than five years	599	533
Greater than or equal to five years	2,099	1,654
Gross fair value of contracts outstanding	13,558	14,099
Less: Legally enforceable master netting agreements	(5,506)	(5,506)
Net fair value of contracts outstanding	$8,052	$8,593

Bank of America 2014 128

Table XII Selected Quarterly Financial Data

	2014 Quarters				2013 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$9,635	$10,219	$10,013	$10,085	$10,786	$10,266	$10,549	$10,664
Noninterest income	9,090	10,990	11,734	12,481	10,702	11,264	12,178	12,533
Total revenue, net of interest expense	18,725	21,209	21,747	22,566	21,488	21,530	22,727	23,197
Provision for credit losses	219	636	411	1,009	336	296	1,211	1,713
Noninterest expense	14,196	20,142	18,541	22,238	17,307	16,389	16,018	19,500
Income (loss) before income taxes	4,310	431	2,795	(681)	3,845	4,845	5,498	1,984
Income tax expense (benefit)	1,260	663	504	(405)	406	2,348	1,486	501
Net income (loss)	3,050	(232)	2,291	(276)	3,439	2,497	4,012	1,483
Net income (loss) applicable to common shareholders	2,738	(470)	2,035	(514)	3,183	2,218	3,571	1,110
Average common shares issued and outstanding	10,516	10,516	10,519	10,561	10,633	10,719	10,776	10,799
Average diluted common shares issued and outstanding (1)	11,274	10,516	11,265	10,561	11,404	11,482	11,525	11,155
Performance ratios
Return on average assets	0.57%	n/m	0.42%	n/m	0.64%	0.47%	0.74%	0.27%
Four quarter trailing return on average assets (2)	0.23	0.24%	0.37	0.45%	0.53	0.40	0.30	0.23
Return on average common shareholders’ equity	4.84	n/m	3.68	n/m	5.74	4.06	6.55	2.06
Return on average tangible common shareholders’ equity (3)	7.15	n/m	5.47	n/m	8.61	6.15	9.88	3.12
Return on average tangible shareholders’ equity (3)	7.08	n/m	5.64	n/m	8.53	6.32	9.98	3.69
Total ending equity to total ending assets	11.57	11.24	10.94	10.79	11.07	10.92	10.88	10.91
Total average equity to total average assets	11.39	11.14	10.87	11.06	10.93	10.85	10.76	10.71
Dividend payout	19.21	n/m	5.16	n/m	3.33	4.82	3.01	9.75
Per common share data
Earnings (loss)	$0.26	$(0.04)	$0.19	$(0.05)	$0.30	$0.21	$0.33	$0.10
Diluted earnings (loss) (1)	0.25	(0.04)	0.19	(0.05)	0.29	0.20	0.32	0.10
Dividends paid	0.05	0.05	0.01	0.01	0.01	0.01	0.01	0.01
Book value	21.32	20.99	21.16	20.75	20.71	20.50	20.18	20.19
Tangible book value (3)	14.43	14.09	14.24	13.81	13.79	13.62	13.32	13.36
Market price per share of common stock
Closing	$17.89	$17.05	$15.37	$17.20	$15.57	$13.80	$12.86	$12.18
High closing	18.13	17.18	17.34	17.92	15.88	14.95	13.83	12.78
Low closing	15.76	14.98	14.51	16.10	13.69	12.83	11.44	11.03
Market capitalization	$188,141	$179,296	$161,628	$181,117	$164,914	$147,429	$138,156	$131,817

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

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios, see Supplemental Financial Data on page 32, and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVII.

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 70.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 39, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 89 and corresponding Table 48.

(7)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $13 million, $246 million, $160 million and $391 million of write-offs in the purchased credit-impaired loan portfolio in the fourth, third, second and first quarters of 2014, respectively, and $741 million, $443 million, $313 million and $839 million in the fourth, third, second and first quarters of 2013, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 78.

(9)
On January 1, 2014, the Basel 3 rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting Common equity tier 1 capital and Tier 1 capital. We reported under Basel 1 (which included the Market Risk Final Rules) for 2013.

n/a = not applicable
n/m = not meaningful

129 Bank of America 2014

Table XII Selected Quarterly Financial Data (continued)

	2014 Quarters				2013 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Average balance sheet
Total loans and leases	$884,733	$899,241	$912,580	$919,482	$929,777	$923,978	$914,234	$906,259
Total assets	2,137,551	2,136,109	2,169,555	2,139,266	2,134,875	2,123,430	2,184,610	2,212,430
Total deposits	1,122,514	1,127,488	1,128,563	1,118,178	1,112,674	1,090,611	1,079,956	1,075,280
Long-term debt	249,221	251,772	259,825	253,678	251,055	258,717	270,198	273,999
Common shareholders’ equity	224,473	222,368	222,215	223,201	220,088	216,766	218,790	218,225
Total shareholders’ equity	243,448	238,034	235,797	236,553	233,415	230,392	235,063	236,995
Asset quality (4)
Allowance for credit losses (5)	$14,947	$15,635	$16,314	$17,127	$17,912	$19,912	$21,709	$22,927
Nonperforming loans, leases and foreclosed properties (6)	12,629	14,232	15,300	17,732	17,772	20,028	21,280	22,842
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.65%	1.71%	1.75%	1.84%	1.90%	2.10%	2.33%	2.49%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	121	112	108	97	102	100	103	102
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	107	100	95	85	87	84	84	82
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)	$5,944	$6,013	$6,488	$7,143	$7,680	$8,972	$9,919	$10,690
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6, 7)	71%	67%	64%	55%	57%	54%	55%	53%
Net charge-offs (8)	$879	$1,043	$1,073	$1,388	$1,582	$1,687	$2,111	$2,517
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.40%	0.46%	0.48%	0.62%	0.68%	0.73%	0.94%	1.14%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.41	0.48	0.49	0.64	0.70	0.75	0.97	1.18
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.40	0.57	0.55	0.79	1.00	0.92	1.07	1.52
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	1.37	1.53	1.63	1.89	1.87	2.10	2.26	2.44
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	1.45	1.61	1.70	1.96	1.93	2.17	2.33	2.53
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	4.14	3.65	3.67	2.95	2.78	2.90	2.51	2.20
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	3.66	3.27	3.25	2.58	2.38	2.42	2.04	1.76
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	4.08	2.95	3.20	2.30	1.89	2.30	2.18	1.65
Capital ratios at period end (9)
Risk-based capital:
Common equity tier 1 capital	12.3%	12.0%	12.0%	11.8%	n/a	n/a	n/a	n/a
Tier 1 common capital	n/a	n/a	n/a	n/a	10.9%	10.8%	10.6%	10.3%
Tier 1 capital	13.4	12.8	12.5	11.9	12.2	12.1	11.9	12.0
Total capital	16.5	15.8	15.3	14.8	15.1	15.1	15.1	15.3
Tier 1 leverage	8.2	7.9	7.7	7.4	7.7	7.6	7.4	7.4
Tangible equity (3)	8.4	8.1	7.9	7.7	7.9	7.7	7.7	7.8
Tangible common equity (3)	7.5	7.2	7.1	7.0	7.2	7.1	7.0	6.9
For footnotes see page 129.

Bank of America 2014 130

Table XIII Quarterly Average Balances and Interest Rates – FTE Basis

	Fourth Quarter 2014			Third Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$109,042	$74	0.27%	$110,876	$77	0.28%
Time deposits placed and other short-term investments	9,339	41	1.73	10,457	41	1.54
Federal funds sold and securities borrowed or purchased under agreements to resell	217,982	238	0.43	223,978	239	0.42
Trading account assets	144,147	1,141	3.15	143,282	1,148	3.18
Debt securities (2)	371,014	1,687	1.82	359,653	2,236	2.48
Loans and leases (3):
Residential mortgage (4)	223,132	1,946	3.49	235,271	2,083	3.54
Home equity	86,825	809	3.70	88,590	836	3.76
U.S. credit card	89,381	2,086	9.26	88,866	2,093	9.34
Non-U.S. credit card	10,950	280	10.14	11,784	304	10.25
Direct/Indirect consumer (5)	83,121	522	2.49	82,669	523	2.51
Other consumer (6)	2,031	85	16.75	2,111	19	3.44
Total consumer	495,440	5,728	4.60	509,291	5,858	4.58
U.S. commercial	231,217	1,648	2.83	230,891	1,658	2.85
Commercial real estate (7)	46,993	342	2.89	46,071	344	2.96
Commercial lease financing	24,238	198	3.28	24,325	212	3.48
Non-U.S. commercial	86,845	546	2.49	88,663	560	2.51
Total commercial	389,293	2,734	2.79	389,950	2,774	2.83
Total loans and leases	884,733	8,462	3.80	899,241	8,632	3.82
Other earning assets	65,864	739	4.46	65,995	710	4.27
Total earning assets (8)	1,802,121	12,382	2.74	1,813,482	13,083	2.87
Cash and due from banks (1)	27,590			25,120
Other assets, less allowance for loan and lease losses	307,840			297,507
Total assets	$2,137,551			$2,136,109
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$45,621	$1	0.01%	$46,803	$1	0.01%
NOW and money market deposit accounts	515,995	76	0.06	517,043	78	0.06
Consumer CDs and IRAs	61,880	51	0.33	65,579	59	0.35
Negotiable CDs, public funds and other deposits	30,951	23	0.29	31,806	27	0.34
Total U.S. interest-bearing deposits	654,447	151	0.09	661,231	165	0.10
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	5,413	12	0.88	8,022	22	1.10
Governments and official institutions	1,647	1	0.15	1,706	1	0.15
Time, savings and other	57,030	73	0.51	61,331	82	0.54
Total non-U.S. interest-bearing deposits	64,090	86	0.53	71,059	105	0.59
Total interest-bearing deposits	718,537	237	0.13	732,290	270	0.15
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	251,432	615	0.97	255,111	591	0.92
Trading account liabilities	78,173	351	1.78	84,988	392	1.83
Long-term debt	249,221	1,314	2.10	251,772	1,386	2.19
Total interest-bearing liabilities (8)	1,297,363	2,517	0.77	1,324,161	2,639	0.79
Noninterest-bearing sources:
Noninterest-bearing deposits	403,977			395,198
Other liabilities	192,763			178,716
Shareholders’ equity	243,448			238,034
Total liabilities and shareholders’ equity	$2,137,551			$2,136,109
Net interest spread			1.97%			2.08%
Impact of noninterest-bearing sources			0.21			0.21
Net interest income/yield on earning assets		$9,865	2.18%		$10,444	2.29%

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

(2)
Beginning in 2014, yields on debt securities carried at fair value are calculated on the cost basis. Prior to 2014, yields on debt securities carried at fair value were calculated based on fair value rather than the cost basis. The use of fair value did not have a material impact on net interest yield.

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. Purchased credit-impaired loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)
Includes non-U.S. residential mortgage loans of $3 million, $3 million, $2 million and $0 million in the fourth, third, second and first quarters of 2014, and $56 million in the fourth quarter of 2013, respectively.

(5)
Includes non-U.S. consumer loans of $4.2 billion, $4.3 billion, $4.4 billion and $4.6 billion in the fourth, third, second and first quarters of 2014, and $5.1 billion in the fourth quarter of 2013, respectively.

(6)
Includes consumer finance loans of $907 million, $1.1 billion, $1.1 billion and $1.2 billion in the fourth, third, second and first quarters of 2014, and $1.2 billion in the fourth quarter of 2013, respectively; consumer leases of $965 million, $887 million, $762 million and $656 million in the fourth, third, second and first quarters of 2014, and $549 million in the fourth quarter of 2013, respectively; consumer overdrafts of $156 million, $161 million, $137 million and $140 million in the fourth, third, second and first quarters of 2014, and $163 million in the fourth quarter of 2013, respectively; and other non-U.S. consumer loans of $3 million for each of the quarters of 2014, and $2 million in the fourth quarter of 2013.

(7)
Includes U.S. commercial real estate loans of $45.1 billion, $45.0 billion, $46.7 billion and $47.0 billion in the fourth, third, second and first quarters of 2014, and $44.5 billion in the fourth quarter of 2013, respectively; and non-U.S. commercial real estate loans of $1.9 billion, $1.0 billion, $1.6 billion and $1.8 billion in the fourth, third, second and first quarters of 2014, and $1.8 billion in the fourth quarter of 2013, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $10 million, $30 million, $13 million and $5 million in the fourth, third, second and first quarters of 2014, and $0 million in the fourth quarter of 2013, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $659 million, $602 million, $621 million and $592 million in the fourth, third, second and first quarters of 2014, and $588 million in the fourth quarter of 2013, respectively. For more information on interest rate contracts, see Interest Rate Risk Management for Non-trading Activities on page 105.

131 Bank of America 2014

Table XIII Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Second Quarter 2014			First Quarter 2014			Fourth Quarter 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks (1)	$123,582	$85	0.28%	$112,570	$72	0.26%	$90,196	$59	0.26%
Time deposits placed and other short-term investments	10,509	39	1.51	13,880	49	1.43	15,782	48	1.21
Federal funds sold and securities borrowed or purchased under agreements to resell	235,393	297	0.51	212,504	265	0.51	203,415	304	0.59
Trading account assets	147,798	1,214	3.29	147,583	1,213	3.32	156,194	1,182	3.01
Debt securities (2)	345,889	2,134	2.46	329,711	2,005	2.41	325,119	2,454	3.02
Loans and leases (3):
Residential mortgage (4)	243,405	2,195	3.61	247,561	2,238	3.62	253,988	2,373	3.74
Home equity	90,729	842	3.72	92,754	853	3.71	95,374	954	3.98
U.S. credit card	88,058	2,042	9.30	89,545	2,092	9.48	90,057	2,125	9.36
Non-U.S. credit card	11,759	308	10.51	11,554	308	10.79	11,171	310	11.01
Direct/Indirect consumer (5)	82,102	524	2.56	81,728	530	2.63	82,990	565	2.70
Other consumer (6)	2,012	17	3.60	1,962	18	3.66	1,929	17	3.73
Total consumer	518,065	5,928	4.58	525,104	6,039	4.64	535,509	6,344	4.72
U.S. commercial	230,486	1,673	2.91	228,058	1,651	2.93	225,596	1,700	2.99
Commercial real estate (7)	48,315	357	2.97	48,753	368	3.06	46,341	373	3.20
Commercial lease financing	24,409	193	3.16	24,727	234	3.78	24,468	206	3.37
Non-U.S. commercial	91,305	569	2.50	92,840	543	2.37	97,863	544	2.21
Total commercial	394,515	2,792	2.84	394,378	2,796	2.87	394,268	2,823	2.84
Total loans and leases	912,580	8,720	3.83	919,482	8,835	3.88	929,777	9,167	3.92
Other earning assets	65,099	665	4.09	67,568	697	4.18	78,214	711	3.61
Total earning assets (8)	1,840,850	13,154	2.86	1,803,298	13,136	2.93	1,798,697	13,925	3.08
Cash and cash equivalents (1)	27,377			28,258			35,063
Other assets, less allowance for loan and lease losses	301,328			307,710			301,115
Total assets	$2,169,555			$2,139,266			$2,134,875
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$47,450	$—	—%	$45,196	$1	0.01%	$43,665	$5	0.05%
NOW and money market deposit accounts	519,399	79	0.06	523,237	83	0.06	514,220	89	0.07
Consumer CDs and IRAs	68,706	70	0.41	71,141	84	0.48	74,635	96	0.51
Negotiable CDs, public funds and other deposits	33,412	29	0.35	29,826	27	0.37	29,060	29	0.39
Total U.S. interest-bearing deposits	668,967	178	0.11	669,400	195	0.12	661,580	219	0.13
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	10,538	19	0.72	11,071	21	0.75	13,902	22	0.62
Governments and official institutions	1,754	—	0.14	1,857	1	0.14	1,734	1	0.18
Time, savings and other	64,091	85	0.53	60,506	74	0.50	58,529	72	0.49
Total non-U.S. interest-bearing deposits	76,383	104	0.55	73,434	96	0.53	74,165	95	0.51
Total interest-bearing deposits	745,350	282	0.15	742,834	291	0.16	735,745	314	0.17
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	271,247	763	1.13	252,971	609	0.98	271,538	682	1.00
Trading account liabilities	95,153	398	1.68	90,448	435	1.95	82,393	364	1.75
Long-term debt	259,825	1,485	2.29	253,678	1,515	2.41	251,055	1,566	2.48
Total interest-bearing liabilities (8)	1,371,575	2,928	0.86	1,339,931	2,850	0.86	1,340,731	2,926	0.87
Noninterest-bearing sources:
Noninterest-bearing deposits	383,213			375,344			376,929
Other liabilities	178,970			187,438			183,800
Shareholders’ equity	235,797			236,553			233,415
Total liabilities and shareholders’ equity	$2,169,555			$2,139,266			$2,134,875
Net interest spread			2.00%			2.07%			2.21%
Impact of noninterest-bearing sources			0.22			0.22			0.23
Net interest income/yield on earning assets		$10,226	2.22%		$10,286	2.29%		$10,999	2.44%
For footnotes see page 131.

Bank of America 2014 132

Table XIV Quarterly Supplemental Financial Data

	2014 Quarters				2013 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data (1)
Net interest income (2)	$9,865	$10,444	$10,226	$10,286	$10,999	$10,479	$10,771	$10,875
Total revenue, net of interest expense	18,955	21,434	21,960	22,767	21,701	21,743	22,949	23,408
Net interest yield (2)	2.18%	2.29%	2.22%	2.29%	2.44%	2.33%	2.35%	2.36%
Efficiency ratio	74.90	93.97	84.43	97.68	79.75	75.38	69.80	83.31

(1)
FTE basis is a non-GAAP financial measure. FTE basis is a performance measure used by management in operating the business that management believes provides investors with a more accurate picture of the interest margin for comparative purposes. For more information on these performance measures and ratios, see Supplemental Financial Data on page 32 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVII.

(2)
Beginning in 2014, interest-bearing deposits placed with the Federal Reserve and certain non-U.S. central banks are included in earning assets. Prior period yields have been reclassified to conform to current period presentation.

133 Bank of America 2014

Table XV Five-year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2014	2013	2012	2011	2010
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$39,952	$42,265	$40,656	$44,616	$51,523
Fully taxable-equivalent adjustment	869	859	901	972	1,170
Net interest income on a fully taxable-equivalent basis	$40,821	$43,124	$41,557	$45,588	$52,693
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$84,247	$88,942	$83,334	$93,454	$110,220
Fully taxable-equivalent adjustment	869	859	901	972	1,170
Total revenue, net of interest expense on a fully taxable-equivalent basis	$85,116	$89,801	$84,235	$94,426	$111,390
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$75,117	$69,214	$72,093	$80,274	$83,108
Goodwill impairment charges	—	—	—	(3,184)	(12,400)
Total noninterest expense, excluding goodwill impairment charges	$75,117	$69,214	$72,093	$77,090	$70,708
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$2,022	$4,741	$(1,116)	$(1,676)	$915
Fully taxable-equivalent adjustment	869	859	901	972	1,170
Income tax expense (benefit) on a fully taxable-equivalent basis	$2,891	$5,600	$(215)	$(704)	$2,085
Reconciliation of net income (loss) to net income, excluding goodwill impairment charges
Net income (loss)	$4,833	$11,431	$4,188	$1,446	$(2,238)
Goodwill impairment charges	—	—	—	3,184	12,400
Net income, excluding goodwill impairment charges	$4,833	$11,431	$4,188	$4,630	$10,162
Reconciliation of net income (loss) applicable to common shareholders to net income applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$3,789	$10,082	$2,760	$85	$(3,595)
Goodwill impairment charges	—	—	—	3,184	12,400
Net income applicable to common shareholders, excluding goodwill impairment charges	$3,789	$10,082	$2,760	$3,269	$8,805
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$223,066	$218,468	$216,996	$211,709	$212,686
Common Equivalent Securities	—	—	—	—	2,900
Goodwill	(69,809)	(69,910)	(69,974)	(72,334)	(82,600)
Intangible assets (excluding MSRs)	(5,109)	(6,132)	(7,366)	(9,180)	(10,985)
Related deferred tax liabilities	2,090	2,328	2,593	2,898	3,306
Tangible common shareholders’ equity	$150,238	$144,754	$142,249	$133,093	$125,307
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$238,476	$233,947	$235,677	$229,095	$233,235
Goodwill	(69,809)	(69,910)	(69,974)	(72,334)	(82,600)
Intangible assets (excluding MSRs)	(5,109)	(6,132)	(7,366)	(9,180)	(10,985)
Related deferred tax liabilities	2,090	2,328	2,593	2,898	3,306
Tangible shareholders’ equity	$165,648	$160,233	$160,930	$150,479	$142,956
Reconciliation of year-end common shareholders’ equity to year-end tangible common shareholders’ equity
Common shareholders’ equity	$224,162	$219,333	$218,188	$211,704	$211,686
Goodwill	(69,777)	(69,844)	(69,976)	(69,967)	(73,861)
Intangible assets (excluding MSRs)	(4,612)	(5,574)	(6,684)	(8,021)	(9,923)
Related deferred tax liabilities	1,960	2,166	2,428	2,702	3,036
Tangible common shareholders’ equity	$151,733	$146,081	$143,956	$136,418	$130,938
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity
Shareholders’ equity	$243,471	$232,685	$236,956	$230,101	$228,248
Goodwill	(69,777)	(69,844)	(69,976)	(69,967)	(73,861)
Intangible assets (excluding MSRs)	(4,612)	(5,574)	(6,684)	(8,021)	(9,923)
Related deferred tax liabilities	1,960	2,166	2,428	2,702	3,036
Tangible shareholders’ equity	$171,042	$159,433	$162,724	$154,815	$147,500
Reconciliation of year-end assets to year-end tangible assets
Assets	$2,104,534	$2,102,273	$2,209,974	$2,129,046	$2,264,909
Goodwill	(69,777)	(69,844)	(69,976)	(69,967)	(73,861)
Intangible assets (excluding MSRs)	(4,612)	(5,574)	(6,684)	(8,021)	(9,923)
Related deferred tax liabilities	1,960	2,166	2,428	2,702	3,036
Tangible assets	$2,032,105	$2,029,021	$2,135,742	$2,053,760	$2,184,161

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 32.

Bank of America 2014 134

Table XVI Two-year Reconciliations to GAAP Financial Measures (1, 2)

(Dollars in millions)	2014	2013
Consumer & Business Banking
Reported net income	$7,096	$6,647
Adjustment related to intangibles (3)	4	7
Adjusted net income	$7,100	$6,654

Average allocated equity (4)	$61,449	$62,037
Adjustment related to goodwill and a percentage of intangibles	(31,949)	(32,037)
Average allocated capital	$29,500	$30,000

Deposits
Reported net income	$2,847	$2,123
Adjustment related to intangibles (3)	—	1
Adjusted net income	$2,847	$2,124

Average allocated equity (4)	$36,484	$35,392
Adjustment related to goodwill and a percentage of intangibles	(19,984)	(19,992)
Average allocated capital	$16,500	$15,400

Consumer Lending
Reported net income	$4,249	$4,524
Adjustment related to intangibles (3)	4	7
Adjusted net income	$4,253	$4,531

Average allocated equity (4)	$24,965	$26,644
Adjustment related to goodwill and a percentage of intangibles	(11,965)	(12,044)
Average allocated capital	$13,000	$14,600

Global Wealth & Investment Management
Reported net income	$2,974	$2,977
Adjustment related to intangibles (3)	13	16
Adjusted net income	$2,987	$2,993

Average allocated equity (4)	$22,214	$20,292
Adjustment related to goodwill and a percentage of intangibles	(10,214)	(10,292)
Average allocated capital	$12,000	$10,000

Global Banking
Reported net income	$5,435	$4,973
Adjustment related to intangibles (3)	2	3
Adjusted net income	$5,437	$4,976

Average allocated equity (4)	$53,404	$45,412
Adjustment related to goodwill and a percentage of intangibles	(22,404)	(22,412)
Average allocated capital	$31,000	$23,000

Global Markets
Reported net income	$2,719	$1,153
Adjustment related to intangibles (3)	9	9
Adjusted net income	$2,728	$1,162

Average allocated equity (4)	$39,374	$35,370
Adjustment related to goodwill and a percentage of intangibles	(5,374)	(5,370)
Average allocated capital	$34,000	$30,000

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 32.

(2)	There are no adjustments to reported net income (loss) or average allocated equity for CRES.

(3)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(4)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 34 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

135 Bank of America 2014

Table XVII Quarterly Reconciliations to GAAP Financial Measures (1)

	2014 Quarters				2013 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$9,635	$10,219	$10,013	$10,085	$10,786	$10,266	$10,549	$10,664
Fully taxable-equivalent adjustment	230	225	213	201	213	213	222	211
Net interest income on a fully taxable-equivalent basis	$9,865	$10,444	$10,226	$10,286	$10,999	$10,479	$10,771	$10,875
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$18,725	$21,209	$21,747	$22,566	$21,488	$21,530	$22,727	$23,197
Fully taxable-equivalent adjustment	230	225	213	201	213	213	222	211
Total revenue, net of interest expense on a fully taxable-equivalent basis	$18,955	$21,434	$21,960	$22,767	$21,701	$21,743	$22,949	$23,408
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$1,260	$663	$504	$(405)	$406	$2,348	$1,486	$501
Fully taxable-equivalent adjustment	230	225	213	201	213	213	222	211
Income tax expense (benefit) on a fully taxable-equivalent basis	$1,490	$888	$717	$(204)	$619	$2,561	$1,708	$712
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$224,473	$222,368	$222,215	$223,201	$220,088	$216,766	$218,790	$218,225
Goodwill	(69,782)	(69,792)	(69,822)	(69,842)	(69,864)	(69,903)	(69,930)	(69,945)
Intangible assets (excluding MSRs)	(4,747)	(4,992)	(5,235)	(5,474)	(5,725)	(5,993)	(6,270)	(6,549)
Related deferred tax liabilities	2,019	2,077	2,100	2,165	2,231	2,296	2,360	2,425
Tangible common shareholders’ equity	$151,963	$149,661	$149,258	$150,050	$146,730	$143,166	$144,950	$144,156
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$243,448	$238,034	$235,797	$236,553	$233,415	$230,392	$235,063	$236,995
Goodwill	(69,782)	(69,792)	(69,822)	(69,842)	(69,864)	(69,903)	(69,930)	(69,945)
Intangible assets (excluding MSRs)	(4,747)	(4,992)	(5,235)	(5,474)	(5,725)	(5,993)	(6,270)	(6,549)
Related deferred tax liabilities	2,019	2,077	2,100	2,165	2,231	2,296	2,360	2,425
Tangible shareholders’ equity	$170,938	$165,327	$162,840	$163,402	$160,057	$156,792	$161,223	$162,926
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$224,162	$220,768	$222,565	$218,536	$219,333	$218,967	$216,791	$218,513
Goodwill	(69,777)	(69,784)	(69,810)	(69,842)	(69,844)	(69,891)	(69,930)	(69,930)
Intangible assets (excluding MSRs)	(4,612)	(4,849)	(5,099)	(5,337)	(5,574)	(5,843)	(6,104)	(6,379)
Related deferred tax liabilities	1,960	2,019	2,078	2,100	2,166	2,231	2,297	2,363
Tangible common shareholders’ equity	$151,733	$148,154	$149,734	$145,457	$146,081	$145,464	$143,054	$144,567
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$243,471	$238,681	$237,411	$231,888	$232,685	$232,282	$231,032	$237,293
Goodwill	(69,777)	(69,784)	(69,810)	(69,842)	(69,844)	(69,891)	(69,930)	(69,930)
Intangible assets (excluding MSRs)	(4,612)	(4,849)	(5,099)	(5,337)	(5,574)	(5,843)	(6,104)	(6,379)
Related deferred tax liabilities	1,960	2,019	2,078	2,100	2,166	2,231	2,297	2,363
Tangible shareholders’ equity	$171,042	$166,067	$164,580	$158,809	$159,433	$158,779	$157,295	$163,347
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,104,534	$2,123,613	$2,170,557	$2,149,851	$2,102,273	$2,126,653	$2,123,320	$2,174,819
Goodwill	(69,777)	(69,784)	(69,810)	(69,842)	(69,844)	(69,891)	(69,930)	(69,930)
Intangible assets (excluding MSRs)	(4,612)	(4,849)	(5,099)	(5,337)	(5,574)	(5,843)	(6,104)	(6,379)
Related deferred tax liabilities	1,960	2,019	2,078	2,100	2,166	2,231	2,297	2,363
Tangible assets	$2,032,105	$2,050,999	$2,097,726	$2,076,772	$2,029,021	$2,053,150	$2,049,583	$2,100,873

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 32.

Bank of America 2014 136

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
Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of GWIM which generate asset management fees based on a percentage of the assets’ market values. AUM reflects assets that are generally managed for institutional, high net worth and retail clients, and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts. AUM is classified in two categories, Liquidity AUM and Long-term AUM. Liquidity AUM are assets under advisory and discretion of GWIM in which the investment strategy seeks to maximize income while maintaining liquidity and capital preservation. The duration of these strategies is primarily less than one year. Long-term AUM are assets under advisory and discretion of GWIM in which the duration of investment strategy is longer than one year.
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
Funding Valuation Adjustment (FVA) – A portfolio adjustment required to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives.
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
Loan-to-value (LTV) – A commonly used credit quality metric that is reported in terms of ending and average LTV. Ending LTV is calculated as the outstanding carrying value of the loan at the end of the period divided by the estimated value of the property securing the loan. An additional metric related to LTV is combined loan-to-value (CLTV) which is similar to the LTV metric, yet combines the outstanding balance on the residential mortgage loan and the outstanding carrying value on the home equity loan or available line of credit, both of which are secured by the same property, divided by the estimated value of the property. A LTV of 100 percent reflects a loan that is currently secured by a property valued at an amount exactly equal to the carrying value or available line of the loan. Estimated property values are generally determined through the use of automated valuation models (AVMs) or the CoreLogic Case-Shiller Index. An AVM is a tool that estimates the value of a property by reference to large volumes of market data including sales of comparable properties and price trends specific to the MSA in which the property being valued is located. CoreLogic Case-Shiller is a widely used index based on data from repeat sales of single family homes. CoreLogic Case-Shiller indexed-based values are reported on a three-month or one-quarter lag.
Margin Receivable – An extension of credit secured by eligible securities in certain brokerage accounts.

137 Bank of America 2014

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

Bank of America 2014 138

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARM	Adjustable-rate mortgage
AUM	Assets under management
BHC	Bank holding company
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CGA	Corporate General Auditor
CLO	Collateralized loan obligation
CRA	Community Reinvestment Act
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EAD	Exposure at default
ERC	Enterprise Risk Committee
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GM&CA	Global Marketing and Corporate Affairs
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise

HELOC	Home equity lines of credit
HFI	Held-for-investment
HUD	U.S. Department of Housing and Urban Development
IRM	Independent risk management
LCR	Liquidity Coverage Ratio
LGD	Loss-given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MRC	Management Risk Committee
MSA	Metropolitan statistical area
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCI	Purchased credit-impaired
PPI	Payment protection insurance
RCSAs	Risk and Control Self Assessments
RMBS	Residential mortgage-backed securities
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
VIE	Variable interest entity

139 Bank of America 2014

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk Management on page 99 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data

Bank of America 2014 140

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).
The Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014.

Brian T. Moynihan
Chairman, Chief Executive Officer and President

Bruce R. Thompson
Chief Financial Officer

141 Bank of America 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation:
In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Charlotte, North Carolina
February 25, 2015

Bank of America 2014 142

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(Dollars in millions, except per share information)	2014	2013	2012
Interest income
Loans and leases	$34,307	$36,470	$38,880
Debt securities	8,021	9,749	8,908
Federal funds sold and securities borrowed or purchased under agreements to resell	1,039	1,229	1,502
Trading account assets	4,561	4,706	5,094
Other interest income	2,958	2,866	3,016
Total interest income	50,886	55,020	57,400

Interest expense
Deposits	1,080	1,396	1,990
Short-term borrowings	2,578	2,923	3,572
Trading account liabilities	1,576	1,638	1,763
Long-term debt	5,700	6,798	9,419
Total interest expense	10,934	12,755	16,744
Net interest income	39,952	42,265	40,656

Noninterest income
Card income	5,944	5,826	6,121
Service charges	7,443	7,390	7,600
Investment and brokerage services	13,284	12,282	11,393
Investment banking income	6,065	6,126	5,299
Equity investment income	1,130	2,901	2,070
Trading account profits	6,309	7,056	5,870
Mortgage banking income	1,563	3,874	4,750
Gains on sales of debt securities	1,354	1,271	1,662
Other income (loss)	1,203	(49)	(2,087)
Total noninterest income	44,295	46,677	42,678
Total revenue, net of interest expense	84,247	88,942	83,334

Provision for credit losses	2,275	3,556	8,169

Noninterest expense
Personnel	33,787	34,719	35,648
Occupancy	4,260	4,475	4,570
Equipment	2,125	2,146	2,269
Marketing	1,829	1,834	1,873
Professional fees	2,472	2,884	3,574
Amortization of intangibles	936	1,086	1,264
Data processing	3,144	3,170	2,961
Telecommunications	1,259	1,593	1,660
Other general operating	25,305	17,307	18,274
Total noninterest expense	75,117	69,214	72,093
Income before income taxes	6,855	16,172	3,072
Income tax expense (benefit)	2,022	4,741	(1,116)
Net income	$4,833	$11,431	$4,188
Preferred stock dividends	1,044	1,349	1,428
Net income applicable to common shareholders	$3,789	$10,082	$2,760

Per common share information
Earnings	$0.36	$0.94	$0.26
Diluted earnings	0.36	0.90	0.25
Dividends paid	0.12	0.04	0.04
Average common shares issued and outstanding (in thousands)	10,527,818	10,731,165	10,746,028
Average diluted common shares issued and outstanding (in thousands)	10,584,535	11,491,418	10,840,854
See accompanying Notes to Consolidated Financial Statements.

143 Bank of America 2014

Bank of America Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2014	2013	2012
Net income	$4,833	$11,431	$4,188
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	4,621	(8,166)	1,802
Net change in derivatives	616	592	916
Employee benefit plan adjustments	(943)	2,049	(65)
Net change in foreign currency translation adjustments	(157)	(135)	(13)
Other comprehensive income (loss)	4,137	(5,660)	2,640
Comprehensive income	$8,970	$5,771	$6,828
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2014 144

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2014	2013
Assets
Cash and due from banks	$33,118	$36,852
Interest-bearing deposits with the Federal Reserve and non-U.S. central banks	105,471	94,470
Cash and cash equivalents	138,589	131,322
Time deposits placed and other short-term investments	7,510	11,540
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $62,182 and $68,656 measured at fair value)	191,823	190,328
Trading account assets (includes $110,923 and $111,817 pledged as collateral)	191,785	200,993
Derivative assets	52,682	47,495
Debt securities:
Carried at fair value (includes $46,976 and $52,283 pledged as collateral)	320,695	268,795
Held-to-maturity, at cost (fair value – $59,641 and $52,430; $17,124 and $20,869 pledged as collateral)	59,766	55,150
Total debt securities	380,461	323,945
Loans and leases (includes $8,681 and $10,042 measured at fair value and $52,959 and $71,579 pledged as collateral)	881,391	928,233
Allowance for loan and lease losses	(14,419)	(17,428)
Loans and leases, net of allowance	866,972	910,805
Premises and equipment, net	10,049	10,475
Mortgage servicing rights (includes $3,530 and $5,042 measured at fair value)	3,530	5,052
Goodwill	69,777	69,844
Intangible assets	4,612	5,574
Loans held-for-sale (includes $6,801 and $6,656 measured at fair value)	12,836	11,362
Customer and other receivables	61,845	59,448
Other assets (includes $13,873 and $18,055 measured at fair value)	112,063	124,090
Total assets	$2,104,534	$2,102,273

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,890	$8,412
Derivative assets	6	185
Loans and leases	95,187	109,118
Allowance for loan and lease losses	(1,968)	(2,674)
Loans and leases, net of allowance	93,219	106,444
Loans held-for-sale	1,822	1,384
All other assets	2,763	4,577
Total assets of consolidated variable interest entities	$104,700	$121,002
See accompanying Notes to Consolidated Financial Statements.

145 Bank of America 2014

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

	December 31
(Dollars in millions)	2014	2013
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$392,790	$373,070
Interest-bearing (includes $1,469 and $1,899 measured at fair value)	660,161	667,714
Deposits in non-U.S. offices:
Noninterest-bearing	7,542	8,255
Interest-bearing	58,443	70,232
Total deposits	1,118,936	1,119,271
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $35,357 and $26,500 measured at fair value)	201,277	198,106
Trading account liabilities	74,192	83,469
Derivative liabilities	46,909	37,407
Short-term borrowings (includes $2,697 and $1,520 measured at fair value)	31,172	45,999
Accrued expenses and other liabilities (includes $12,055 and $11,233 measured at fair value and $528 and $484 of reserve for unfunded lending commitments)	145,438	135,662
Long-term debt (includes $36,404 and $47,035 measured at fair value)	243,139	249,674
Total liabilities	1,861,063	1,869,588
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,647,790 and 3,407,790 shares	19,309	13,352
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,516,542,476 and 10,591,808,296 shares	153,458	155,293
Retained earnings	75,024	72,497
Accumulated other comprehensive income (loss)	(4,320)	(8,457)
Total shareholders’ equity	243,471	232,685
Total liabilities and shareholders’ equity	$2,104,534	$2,102,273

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $77 of non-recourse borrowings)	$1,032	$1,150
Long-term debt (includes $11,943 and $16,209 of non-recourse debt)	13,307	19,448
All other liabilities (includes $84 and $138 of non-recourse liabilities)	138	253
Total liabilities of consolidated variable interest entities	$14,477	$20,851
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2014 146

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount

Balance, December 31, 2011	$18,397	10,535,938	$156,621	$60,520	$(5,437)	$230,101
Net income				4,188		4,188
Net change in available-for-sale debt and marketable equity securities					1,802	1,802
Net change in derivatives					916	916
Employee benefit plan adjustments					(65)	(65)
Net change in foreign currency translation adjustments					(13)	(13)
Dividends paid:
Common				(437)		(437)
Preferred				(1,472)		(1,472)
Net issuance of preferred stock	667					667
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(296)	49,867	412	44		160
Common stock issued under employee plans and related tax effects		192,459	1,109			1,109
Balance, December 31, 2012	18,768	10,778,264	158,142	62,843	(2,797)	236,956
Net income				11,431		11,431
Net change in available-for-sale debt and marketable equity securities					(8,166)	(8,166)
Net change in derivatives					592	592
Employee benefit plan adjustments					2,049	2,049
Net change in foreign currency translation adjustments					(135)	(135)
Dividends paid:
Common				(428)		(428)
Preferred				(1,249)		(1,249)
Issuance of preferred stock	1,008					1,008
Redemption of preferred stock	(6,461)			(100)		(6,561)
Common stock issued under employee plans and related tax effects		45,288	371			371
Common stock repurchased		(231,744)	(3,220)			(3,220)
Other	37					37
Balance, December 31, 2013	13,352	10,591,808	155,293	72,497	(8,457)	232,685
Net income				4,833		4,833
Net change in available-for-sale debt and marketable equity securities					4,621	4,621
Net change in derivatives					616	616
Employee benefit plan adjustments					(943)	(943)
Net change in foreign currency translation adjustments					(157)	(157)
Dividends paid:
Common				(1,262)		(1,262)
Preferred				(1,044)		(1,044)
Issuance of preferred stock	5,957					5,957
Common stock issued under employee plans and related tax effects		25,866	(160)			(160)
Common stock repurchased		(101,132)	(1,675)			(1,675)
Balance, December 31, 2014	$19,309	10,516,542	$153,458	$75,024	$(4,320)	$243,471
See accompanying Notes to Consolidated Financial Statements.

147 Bank of America 2014

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2014	2013	2012
Operating activities
Net income	$4,833	$11,431	$4,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,275	3,556	8,169
Gains on sales of debt securities	(1,354)	(1,271)	(1,662)
Fair value adjustments on structured liabilities	(407)	649	5,107
Depreciation and premises improvements amortization	1,586	1,597	1,774
Amortization of intangibles	936	1,086	1,264
Net amortization of premium/discount on debt securities	2,688	1,577	2,580
Deferred income taxes	726	3,262	(2,735)
Loans held-for-sale:
Originations and purchases	(40,113)	(65,688)	(59,540)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	38,528	77,707	54,817
Net change in:
Trading and derivative instruments	6,621	33,870	(47,606)
Other assets	2,380	35,154	(11,424)
Accrued expenses and other liabilities	9,702	(12,919)	24,061
Other operating activities, net	(1,662)	2,806	4,951
Net cash provided by (used in) operating activities	26,739	92,817	(16,056)
Investing activities
Net change in:
Time deposits placed and other short-term investments	4,030	7,154	7,310
Federal funds sold and securities borrowed or purchased under agreements to resell	(1,495)	29,596	(8,741)
Debt securities carried at fair value:
Proceeds from sales	159,071	119,013	74,068
Proceeds from paydowns and maturities	79,704	85,554	71,509
Purchases	(280,571)	(175,983)	(164,491)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	7,889	8,472	6,261
Purchases	(13,274)	(14,388)	(20,991)
Loans and leases:
Proceeds from sales	28,765	12,331	1,837
Purchases	(10,609)	(16,734)	(9,178)
Other changes in loans and leases, net	22,635	(34,256)	2,557
Net sales (purchases) of premises and equipment	(1,160)	(521)	5
Proceeds from sales of foreclosed properties	855	1,099	2,799
Proceeds from sales of investments	1,577	4,818	2,396
Other investing activities, net	(1,621)	(1,097)	(320)
Net cash provided by (used in) investing activities	(4,204)	25,058	(34,979)
Financing activities
Net change in:
Deposits	(335)	14,010	72,220
Federal funds purchased and securities loaned or sold under agreements to repurchase	3,171	(95,153)	78,395
Short-term borrowings	(14,827)	16,009	(5,017)
Long-term debt:
Proceeds from issuance	51,573	45,658	22,200
Retirement of long-term debt	(53,749)	(65,602)	(124,389)
Preferred stock:
Proceeds from issuance	5,957	1,008	667
Redemption	—	(6,461)	—
Common stock repurchased	(1,675)	(3,220)	—
Cash dividends paid	(2,306)	(1,677)	(1,909)
Excess tax benefits on share-based payments	34	12	13
Other financing activities, net	(44)	(26)	236
Net cash provided by (used in) financing activities	(12,201)	(95,442)	42,416
Effect of exchange rate changes on cash and cash equivalents	(3,067)	(1,863)	(731)
Net increase (decrease) in cash and cash equivalents	7,267	20,570	(9,350)
Cash and cash equivalents at January 1	131,322	110,752	120,102
Cash and cash equivalents at December 31	$138,589	$131,322	$110,752
Supplemental cash flow disclosures
Interest paid	$11,082	$12,912	$18,268
Income taxes paid	2,558	1,559	1,372
Income taxes refunded	(144)	(244)	(338)
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2014 148

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
The Corporation conducts its activities through banking and nonbank subsidiaries. Prior to October 1, 2014, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A. or BANA) and, to a lesser extent, FIA Card Services, National Association (FIA Card Services, N.A. or FIA). On October 1, 2014, FIA was merged into BANA.
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
New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on classification and measurement of foreclosed mortgage loans that are government guaranteed. This new guidance states that such foreclosed properties should be classified as other assets and measured based on the amount of the loan balance expected to be recovered from the guarantor. The new guidance is effective beginning on January 1, 2015 using either a prospective or modified retrospective transition method. This new guidance will not have a material impact on the Corporation’s consolidated financial position or results of operations.
In August 2014, the FASB issued new accounting guidance that provides a measurement alternative for entities that consolidate a collateralized financing entity (CFE). The new guidance allows an entity to measure both the financial assets and financial liabilities of a CFE using the fair value of either the financial assets or financial liabilities, whichever is more observable. This alternative is available for CFEs where the financial assets and financial liabilities are carried at fair value and changes in fair value are reported in earnings. The new guidance is effective beginning on January 1, 2016. This new guidance will not have a material impact on the Corporation’s consolidated financial position or results of operations.
In June 2014, the FASB issued new guidance on accounting and disclosure of repurchase-to-maturity (RTM) transactions and repurchase financings (repos). Under this new accounting guidance, RTMs will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repos accounted for as secured borrowings. The new guidance is effective beginning on January 1, 2015. This new guidance will not have a material impact on the Corporation’s consolidated financial position or results of operations.
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
In December 2012, the FASB issued a proposed standard on accounting for credit losses. It would replace multiple existing impairment models, including an “incurred loss” model for loans, with an “expected loss” model. The FASB has not yet established an effective date but a final standard is expected to be issued in the second half of 2015. The final standard may materially reduce retained earnings in the period of adoption.

149 Bank of America 2014

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
In transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheet at fair value, representing the securities received, and a liability, representing the obligation to return those securities.
In repurchase transactions, typically, the termination date for a repurchase agreement is before the maturity date of the underlying security. However, in certain situations, the Corporation may enter into repurchase agreements where the termination date of the repurchase transaction is the same as the maturity date of the underlying security and these transactions are referred to as “repo-to-maturity” (RTM) transactions. In accordance with applicable accounting guidance, the Corporation accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, the Corporation removes the securities from or recognizes the securities on the Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss, where applicable, in the Consolidated Statement of Income. At December 31, 2014 and 2013, the Corporation had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.
Collateral
The Corporation accepts securities as collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2014 and 2013, the fair value of this collateral was $519.2 billion and $575.3 billion, of which $424.5 billion and $430.4 billion was sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. The Corporation also pledges company-owned securities and loans as collateral in transactions that include repurchase agreements, securities loaned, public and trust deposits, U.S. Treasury tax and loan notes, and short-term borrowings. This collateral, which in some cases can be sold or repledged by the counterparties to the transactions, is parenthetically disclosed on the Consolidated Balance Sheet.
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
Trading Instruments
Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices or quoted market prices for similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in trading account profits.
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

Bank of America 2014 150

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
Interest Rate Lock Commitments
The Corporation enters into IRLCs in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be classified as held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value recorded in mortgage banking income, typically resulting in recognition of a gain when the Corporation enters into IRLCs.
In estimating the fair value of an IRLC, the Corporation assigns a probability that the loan commitment will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on observable market data and includes the expected net future cash

151 Bank of America 2014

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
Securities
Debt securities are recorded on the Consolidated Balance Sheet as of their trade date. Debt securities bought principally with the intent to buy and sell in the short term as part of the Corporation’s trading activities are reported at fair value in trading account assets with unrealized gains and losses included in trading account profits. Debt securities purchased for longer term investment purposes, as part of asset and liability management (ALM) and other strategic activities are generally reported at fair value as available-for-sale (AFS) securities with net unrealized gains and losses net-of-tax included in accumulated OCI. Certain other debt securities purchased for ALM and other strategic purposes are reported at fair value with unrealized gains and losses reported in other income (loss). These are referred to as other debt securities carried at fair value. AFS securities and other debt securities carried at fair value are reported in debt securities on the Consolidated Balance Sheet. The Corporation may hedge these other debt securities with risk management derivatives with the unrealized gains and losses also reported in other income (loss). The debt securities are carried at fair value with unrealized gains and losses reported in other income (loss) to mitigate accounting asymmetry with the risk management derivatives and to achieve operational simplifications. Debt securities which management has the intent and ability to hold to maturity are reported at amortized cost. Certain debt securities purchased for use in other risk management activities, such as hedging certain market risks related to MSRs, are reported in other assets at fair value with unrealized gains and losses reported in the same line item as the item being hedged.
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
Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience, which is primarily driven by interest rates, is continually evaluated to determine the estimated lives of the securities. When a change is made to the estimated lives of the securities, the related premium or discount is adjusted, with a corresponding charge or credit to interest income, to the appropriate amount had the current estimated lives been applied since the acquisition of the securities. Realized gains and losses from the sales of debt securities are determined using the specific identification method.
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
Certain equity investments held by Global Principal Investments (GPI), the Corporation’s diversified equity investor in private equity, real estate and other alternative investments, are subject to investment company accounting under applicable accounting guidance and, accordingly, are carried at fair value with changes in fair value reported in equity investment income. These investments are included in other assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly-traded comparables derived by multiplying a key performance metric of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flow analyses, and are subject to appropriate discounts for lack of liquidity or marketability. For fund investments, the Corporation generally records the fair value of its proportionate interest in the fund’s capital as reported by the respective fund managers.
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

Bank of America 2014 152

costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. The Corporation elects to account for certain consumer and commercial loans under the fair value option with changes in fair value reported in other income (loss).
Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s three portfolio segments are Home Loans, Credit Card and Other Consumer, and Commercial. The classes within the Home Loans portfolio segment are core portfolio residential mortgage, Legacy Assets & Servicing residential mortgage, core portfolio home equity and Legacy Assets & Servicing home equity. The classes within the Credit Card and Other Consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the Commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial.
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

The Corporation continues to estimate cash flows expected to be collected over the life of the PCI loans using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment speeds. If, upon subsequent evaluation, the Corporation determines it is probable that the present value of the expected cash flows has decreased, the PCI loan is considered to be further impaired resulting in a charge to the provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. The present value of the expected cash flows is then recalculated each period, which may result in additional impairment or a reduction of the valuation allowance. If there is no valuation allowance and it is probable that there is a significant increase in the present value of the expected cash flows, the Corporation recalculates the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. Reclassifications from nonaccretable difference can also occur if there is a change in the expected lives of the loans. The present value of the expected cash flows is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indices.
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
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The allowance for loan and lease losses and the reserve for unfunded lending commitments exclude amounts for loans and unfunded lending commitments accounted for under the fair value option as the fair values of these instruments reflect a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable, other than billed interest and fees on credit card receivables, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses represents the estimated probable credit losses on funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Lending-related credit exposures deemed to be uncollectible, excluding loans carried at fair value, are charged off against these accounts. Write-offs on PCI loans on which there is a valuation allowance are written-off against the valuation allowance. For additional information, see Purchased Credit-impaired Loans in this Note. Cash recovered on previously charged-off amounts is recorded as a recovery to these accounts.

153 Bank of America 2014

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
The Corporation’s Home Loans portfolio segment is comprised primarily of large groups of homogeneous consumer loans secured by residential real estate. The amount of losses incurred in the homogeneous loan pools is estimated based on the number of loans that will default and the loss in the event of default. Using modeling methodologies, the Corporation estimates the number of homogeneous loans that will default based on the individual loans’ attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate defaults include refreshed LTV or, in the case of a subordinated lien, refreshed combined LTV, borrower credit score, months since origination (referred to as vintage) and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). This estimate is based on the Corporation’s historical experience with the loan portfolio. The estimate is adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default on a loan is based on an analysis of the movement of loans with the measured attributes from either current or any of the delinquency categories to default over a 12-month period. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
The allowance on certain commercial loans (except business card and certain small business loans) is calculated using loss rates delineated by risk rating and product type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. These statistical models are updated regularly for changes in economic and business conditions. Included in the analysis of consumer and commercial loan portfolios are reserves which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including domestic and global economic uncertainty and large single-name defaults.
The remaining portfolios, including nonperforming commercial loans, as well as consumer and commercial loans modified in a troubled debt restructuring (TDR), are reviewed in accordance with applicable accounting guidance on impaired loans and TDRs. If necessary, a specific allowance is established for these loans if they are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and/or interest, in accordance with the contractual terms of the agreement, or the loan has been modified in a TDR. Once a loan has been identified as impaired, management measures impairment primarily based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate, excluding promotionally priced loans, in effect prior to restructuring. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses unless these are secured consumer loans that are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off.
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

Bank of America 2014 154

experiencing financial difficulties. Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming.
In accordance with the Corporation’s policies, consumer real estate-secured loans, including residential mortgages and home equity loans, are generally placed on nonaccrual status and classified as nonperforming at 90 days past due unless repayment of the loan is insured by the Federal Housing Administration or through individually insured long-term standby agreements with Fannie Mae or Freddie Mac (the fully-insured portfolio). Residential mortgage loans in the fully-insured portfolio are not placed on nonaccrual status and, therefore, are not reported as nonperforming. Junior-lien home equity loans are placed on nonaccrual status and classified as nonperforming when the underlying first-lien mortgage loan becomes 90 days past due even if the junior-lien loan is current. Accrued interest receivable is reversed when a consumer loan is placed on nonaccrual status. Interest collections on nonaccruing consumer loans for which the ultimate collectability of principal is uncertain are generally applied as principal reductions; otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The outstanding balance of real estate-secured loans that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless the loan is fully insured. The estimated property value less costs to sell is determined using the same process as described for impaired loans in Allowance for Credit Losses in this Note.
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
Troubled Debt Restructurings
Consumer loans and commercial loans and leases whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties are classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance or other actions designed to maximize collections. Secured consumer loans that have been discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrower are classified as TDRs at the time of discharge. Consumer real estate-secured loans for which a binding offer to restructure has been extended are also classified as TDRs. Loans classified as TDRs are considered impaired loans. Loans that are carried at fair value, LHFS and PCI loans are not classified as TDRs.
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

155 Bank of America 2014

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
Loans Held-for-sale
Loans that are intended to be sold in the foreseeable future, including residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, are reported as LHFS and are carried at the lower of aggregate cost or fair value. The Corporation accounts for certain LHFS, including residential mortgage LHFS, under the fair value option. Loan origination costs related to LHFS that the Corporation accounts for under the fair value option are recognized in noninterest expense when incurred. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized as a reduction of noninterest income upon the sale of such loans. LHFS that are on nonaccrual status and are reported as nonperforming, as defined in the policy herein, are reported separately from nonperforming loans and leases.
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
The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, as described in Fair Value in this Note. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected on the Consolidated Balance Sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.

Bank of America 2014 156

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
When the Corporation is the servicer of whole loans held in a securitization trust, including non-agency residential mortgages, home equity loans, credit cards, automobile loans and student loans, the Corporation has the power to direct the most significant activities of the trust. The Corporation generally does not have the power to direct the most significant activities of a residential mortgage agency trust except in certain circumstances in which the Corporation holds substantially all of the issued securities and has the unilateral right to liquidate the trust. The power to direct the most significant activities of a commercial mortgage securitization trust is typically held by the special servicer or by the party holding specific subordinate securities which embody certain controlling rights. The Corporation consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust.

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
Retained interests in securitized assets are initially recorded at fair value. In addition, the Corporation may invest in debt securities issued by unconsolidated VIEs. Fair values of these debt securities, which are classified as trading account assets, debt securities carried at fair value or held-to-maturity securities, are based primarily on quoted market prices in active or inactive markets. Generally, quoted market prices for retained residual interests are not available; therefore, the Corporation estimates fair values based on the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. Retained residual interests in unconsolidated securitization trusts are classified in trading account assets or other assets with changes in fair value recorded in earnings. The Corporation may also enter into derivatives with unconsolidated VIEs, which are carried at fair value with changes in fair value recorded in earnings.
Fair Value
The Corporation measures the fair values of its assets and liabilities, where applicable, in accordance with accounting guidance that requires an entity to base fair value on exit price. A three-level hierarchy, provided in the applicable accounting guidance, for inputs is utilized in measuring fair value which maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used to determine the exit price when available. Under applicable accounting guidance, the Corporation categorizes its financial

157 Bank of America 2014

instruments, based on the priority of inputs to the valuation technique, into this three-level hierarchy, as described below. Trading account assets and liabilities, derivative assets and liabilities, AFS debt and equity securities, other debt securities carried at fair value, consumer MSRs and certain other assets are carried at fair value in accordance with applicable accounting guidance. The Corporation has also elected to account for certain assets and liabilities under the fair value option, including certain commercial and consumer loans and loan commitments, LHFS, short-term borrowings, securities financing agreements, long-term deposits and long-term debt. The following describes the three-level hierarchy.

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in OTC markets.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts where fair value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government and agency mortgage-backed and asset-backed securities, corporate debt securities, derivative contracts, certain loans and LHFS.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, market comparables, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. This category generally includes certain private equity investments and other principal investments, retained residual interests in securitizations, consumer MSRs, certain asset-backed securities, highly structured, complex or long-dated derivative contracts, certain loans and LHFS, IRLCs and certain CDOs where independent pricing information cannot be obtained for a significant portion of the underlying assets.

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

Bank of America 2014 158

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
Foreign Currency Translation
Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. Dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. The resulting unrealized gains or losses, as well as gains and losses from certain hedges, are reported as a component of accumulated OCI, net-of-tax. When the foreign entity’s functional currency is determined to be the U.S. Dollar, the resulting remeasurement gains or losses on foreign currency-denominated assets or liabilities are included in earnings.
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
Cardholder Reward Agreements
The Corporation offers reward programs that allow its cardholders to earn points that can be redeemed for a broad range of rewards including cash, travel and gift cards. The Corporation establishes a rewards liability based upon the points earned that are expected to be redeemed and the average cost per point redeemed. The points to be redeemed are estimated based on past redemption behavior, card product type, account transaction activity and other historical card performance. The liability is reduced as the points are redeemed. The estimated cost of the rewards programs is recorded as contra-revenue in card income.

159 Bank of America 2014

NOTE 2 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2014 and 2013. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

		December 31, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$29,445.4	$658.5	$8.5	$667.0	$658.2	$0.5	$658.7
Futures and forwards	10,159.4	1.7	—	1.7	2.0	—	2.0
Written options	1,725.2	—	—	—	85.4	—	85.4
Purchased options	1,739.8	85.6	—	85.6	—	—	—
Foreign exchange contracts
Swaps	2,159.1	51.5	0.8	52.3	54.6	1.9	56.5
Spot, futures and forwards	4,226.4	68.9	1.5	70.4	72.4	0.2	72.6
Written options	600.7	—	—	—	16.0	—	16.0
Purchased options	584.6	15.1	—	15.1	—	—	—
Equity contracts
Swaps	193.7	3.2	—	3.2	4.0	—	4.0
Futures and forwards	69.5	2.1	—	2.1	1.8	—	1.8
Written options	341.0	—	—	—	26.0	—	26.0
Purchased options	318.4	27.9	—	27.9	—	—	—
Commodity contracts
Swaps	74.3	5.8	—	5.8	8.5	—	8.5
Futures and forwards	376.5	4.5	—	4.5	1.8	—	1.8
Written options	129.5	—	—	—	11.5	—	11.5
Purchased options	141.3	10.7	—	10.7	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,094.8	13.3	—	13.3	23.4	—	23.4
Total return swaps/other	44.3	0.2	—	0.2	1.4	—	1.4
Written credit derivatives:
Credit default swaps	1,073.1	24.5	—	24.5	11.9	—	11.9
Total return swaps/other	61.0	0.5	—	0.5	0.3	—	0.3
Gross derivative assets/liabilities		$974.0	$10.8	$984.8	$979.2	$2.6	$981.8
Less: Legally enforceable master netting agreements				(884.8)			(884.8)
Less: Cash collateral received/paid				(47.3)			(50.1)
Total derivative assets/liabilities				$52.7			$46.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

Bank of America 2014 160

		December 31, 2013
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$33,272.0	$659.9	$7.5	$667.4	$658.4	$0.9	$659.3
Futures and forwards	8,217.6	1.6	—	1.6	1.5	—	1.5
Written options	2,065.4	—	—	—	64.4	—	64.4
Purchased options	2,028.3	65.4	—	65.4	—	—	—
Foreign exchange contracts
Swaps	2,284.1	43.1	1.0	44.1	42.7	1.0	43.7
Spot, futures and forwards	2,922.5	32.5	0.7	33.2	33.5	1.1	34.6
Written options	412.4	—	—	—	9.2	—	9.2
Purchased options	392.4	8.8	—	8.8	—	—	—
Equity contracts
Swaps	162.0	3.6	—	3.6	4.2	—	4.2
Futures and forwards	71.4	1.1	—	1.1	1.4	—	1.4
Written options	315.6	—	—	—	29.6	—	29.6
Purchased options	266.7	30.4	—	30.4	—	—	—
Commodity contracts
Swaps	73.1	3.8	—	3.8	5.7	—	5.7
Futures and forwards	454.4	4.7	—	4.7	2.5	—	2.5
Written options	157.3	—	—	—	5.0	—	5.0
Purchased options	164.0	5.2	—	5.2	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,305.1	15.7	—	15.7	28.1	—	28.1
Total return swaps/other	38.1	2.0	—	2.0	3.2	—	3.2
Written credit derivatives:
Credit default swaps	1,265.4	29.3	—	29.3	13.8	—	13.8
Total return swaps/other	63.4	4.0	—	4.0	0.2	—	0.2
Gross derivative assets/liabilities		$911.1	$9.2	$920.3	$903.4	$3.0	$906.4
Less: Legally enforceable master netting agreements				(825.5)			(825.5)
Less: Cash collateral received/paid				(47.3)			(43.5)
Total derivative assets/liabilities				$47.5			$37.4

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.
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
The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at December 31, 2014 and 2013 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.
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

161 Bank of America 2014

Offsetting of Derivatives

	December 31, 2014		December 31, 2013
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$386.6	$373.2	$381.7	$365.9
Exchange-traded	0.1	0.1	0.4	0.3
Over-the-counter cleared	365.7	368.7	351.2	356.5
Foreign exchange contracts
Over-the-counter	133.0	139.9	82.9	83.9
Equity contracts
Over-the-counter	19.5	16.7	20.3	17.6
Exchange-traded	8.6	7.8	8.4	9.8
Commodity contracts
Over-the-counter	10.2	11.9	6.3	7.4
Exchange-traded	7.4	7.7	3.3	2.9
Over-the-counter cleared	0.1	0.6	—	—
Credit derivatives
Over-the-counter	30.8	30.2	44.0	38.9
Over-the-counter cleared	7.0	6.8	5.8	5.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	580.1	571.9	535.2	513.7
Exchange-traded	16.1	15.6	12.1	13.0
Over-the-counter cleared	372.8	376.1	357.0	362.4
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(545.7)	(545.5)	(505.0)	(495.4)
Exchange-traded	(13.9)	(13.9)	(11.2)	(11.2)
Over-the-counter cleared	(372.5)	(375.5)	(356.6)	(362.4)
Derivative assets/liabilities, after netting	36.9	28.7	31.5	20.1
Other gross derivative assets/liabilities	15.8	18.2	16.0	17.3
Total derivative assets/liabilities	52.7	46.9	47.5	37.4
Less: Financial instruments collateral (1)	(13.3)	(8.9)	(10.1)	(4.6)
Total net derivative assets/liabilities	$39.4	$38.0	$37.4	$32.8

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.
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
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, to minimize significant fluctuations in earnings caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly adversely affect earnings or capital. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.
Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the

Corporation utilizes forward loan sale commitments and other derivative instruments, including purchased options, and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures to hedge certain market risks of mortgage servicing rights (MSRs). For more information on MSRs, see Note 23 – Mortgage Servicing Rights.
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

Bank of America 2014 162

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
Fair Value Hedges
The table below summarizes information related to fair value hedges for 2014, 2013 and 2012, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges

Gains (Losses)	2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$2,144	$(2,935)	$(791)
Interest rate and foreign currency risk on long-term debt (1)	(2,212)	2,120	(92)
Interest rate risk on available-for-sale securities (2)	(35)	3	(32)
Price risk on commodity inventory (3)	21	(15)	6
Total	$(82)	$(827)	$(909)

	2013
Interest rate risk on long-term debt (1)	$(4,704)	$3,925	$(779)
Interest rate and foreign currency risk on long-term debt (1)	(1,291)	1,085	(206)
Interest rate risk on available-for-sale securities (2)	839	(840)	(1)
Price risk on commodity inventory (3)	(13)	11	(2)
Total	$(5,169)	$4,181	$(988)

	2012
Interest rate risk on long-term debt (1)	$(195)	$(770)	$(965)
Interest rate and foreign currency risk on long-term debt (1)	(1,482)	1,225	(257)
Interest rate risk on available-for-sale securities (2)	(4)	91	87
Price risk on commodity inventory (3)	(6)	6	—
Total	$(1,687)	$552	$(1,135)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

163 Bank of America 2014

Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for 2014, 2013 and 2012. Of the $1.7 billion net loss (after-tax) on derivatives in accumulated other comprehensive income (OCI) for 2014, $803 million ($502 million after-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Derivatives Designated as Cash Flow and Net Investment Hedges

	2014
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$68	$(1,119)	$(4)
Price risk on restricted stock awards	127	359	—
Total	$195	$(760)	$(4)
Net investment hedges
Foreign exchange risk	$3,021	$21	$(503)

	2013
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(321)	$(1,102)	$—
Price risk on restricted stock awards	477	329	—
Total	$156	$(773)	$—
Net investment hedges
Foreign exchange risk	$1,024	$(355)	$(134)

	2012
Cash flow hedges
Interest rate risk on variable-rate portfolios	$10	$(957)	$—
Price risk on restricted stock awards	420	(78)	—
Total	$430	$(1,035)	$—
Net investment hedges
Foreign exchange risk	$(771)	$(26)	$(269)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

Bank of America 2014 164

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for 2014, 2013 and

2012. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item. The change in the impact of interest rate and foreign currency risk on ALM activities was primarily driven by decreasing interest rates and foreign currency weakening against the U.S. Dollar throughout 2014 compared to strengthening during 2013.

Other Risk Management Derivatives

Gains (Losses)

(Dollars in millions)	2014	2013	2012
Interest rate risk on mortgage banking income (1)	$1,017	$(619)	$1,324
Credit risk on loans (2)	16	(47)	(95)
Interest rate and foreign currency risk on ALM activities (3)	(3,683)	2,501	424
Price risk on restricted stock awards (4)	600	865	1,008
Other	(9)	(19)	58

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, interest rate lock commitments and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $776 million, $927 million and $3.0 billion for 2014, 2013 and 2012, respectively.

(2)	Net gains (losses) on these derivatives are recorded in other income (loss).

(3)
Primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt. Gains (losses) on these derivatives and the related hedged items are recorded in other income (loss).

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

165 Bank of America 2014

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2014, 2013 and 2012. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation adjustment (DVA) gains (losses), net of hedges, and funding valuation adjustment (FVA) losses. Global Markets results in Note 24 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	2014
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$952	$1,169	$363	$2,484
Foreign exchange risk	1,177	8	(128)	1,057
Equity risk	1,954	(70)	2,318	4,202
Credit risk	1,410	2,682	614	4,706
Other risk	504	(319)	106	291
Total sales and trading revenue	$5,997	$3,470	$3,273	$12,740

	2013
Interest rate risk	$1,120	$1,104	$(333)	$1,891
Foreign exchange risk	1,170	5	(103)	1,072
Equity risk	1,994	111	2,075	4,180
Credit risk	2,083	2,710	78	4,871
Other risk	367	(219)	69	217
Total sales and trading revenue	$6,734	$3,711	$1,786	$12,231

	2012
Interest rate risk	$(2,875)	$1,039	$(4)	$(1,840)
Foreign exchange risk	909	5	5	919
Equity risk	259	(57)	1,891	2,093
Credit risk	2,514	2,321	961	5,796
Other risk	4,899	(227)	(5,148)	(476)
Total sales and trading revenue	$5,706	$3,081	$(2,295)	$6,492

(1)
Represents amounts in investment and brokerage services and other income (loss) that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $2.2 billion, $2.0 billion and $1.8 billion for 2014, 2013 and 2012, respectively.

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

Bank of America 2014 166

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2014 and 2013 are summarized in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit Derivative Instruments

	December 31, 2014
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$100	$714	$1,455	$939	$3,208
Non-investment grade	916	2,107	1,338	4,301	8,662
Total	1,016	2,821	2,793	5,240	11,870
Total return swaps/other:
Investment grade	24	—	—	—	24
Non-investment grade	64	247	2	—	313
Total	88	247	2	—	337
Total credit derivatives	$1,104	$3,068	$2,795	$5,240	$12,207
Credit-related notes:
Investment grade	$2	$365	$568	$2,634	$3,569
Non-investment grade	5	141	85	1,443	1,674
Total credit-related notes	$7	$506	$653	$4,077	$5,243
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$132,974	$342,914	$242,728	$28,982	$747,598
Non-investment grade	54,326	170,580	80,011	20,586	325,503
Total	187,300	513,494	322,739	49,568	1,073,101
Total return swaps/other:
Investment grade	22,645	—	—	—	22,645
Non-investment grade	23,839	10,792	3,268	487	38,386
Total	46,484	10,792	3,268	487	61,031
Total credit derivatives	$233,784	$524,286	$326,007	$50,055	$1,134,132

	December 31, 2013
	Carrying Value
Credit default swaps:
Investment grade	$2	$220	$974	$1,134	$2,330
Non-investment grade	424	1,924	2,469	6,667	11,484
Total	426	2,144	3,443	7,801	13,814
Total return swaps/other:
Investment grade	22	—	—	—	22
Non-investment grade	29	38	2	86	155
Total	51	38	2	86	177
Total credit derivatives	$477	$2,182	$3,445	$7,887	$13,991
Credit-related notes:
Investment grade	$—	$278	$595	$4,457	$5,330
Non-investment grade	145	107	756	946	1,954
Total credit-related notes	$145	$385	$1,351	$5,403	$7,284
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$170,764	$379,273	$411,426	$36,039	$997,502
Non-investment grade	53,316	90,986	95,319	28,257	267,878
Total	224,080	470,259	506,745	64,296	1,265,380
Total return swaps/other:
Investment grade	21,771	—	—	—	21,771
Non-investment grade	27,784	8,150	4,103	1,599	41,636
Total	49,555	8,150	4,103	1,599	63,407
Total credit derivatives	$273,635	$478,409	$510,848	$65,895	$1,328,787

167 Bank of America 2014

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
The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $5.7 billion and $880.6 billion at December 31, 2014 and $8.1 billion and $1.0 trillion at December 31, 2013.
Credit-related notes in the table on page 167 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 160, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2014 and 2013, the Corporation held cash and securities collateral of $82.0 billion and $74.4 billion, and posted cash and securities collateral of $67.9 billion and $56.1 billion in the normal course of business under derivative agreements.
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
At December 31, 2014, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $1.4 billion, including $670 million for Bank of America, N.A. (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2014, the current liability recorded for these derivative contracts was $84 million, against which the Corporation and certain subsidiaries had posted approximately $54 million of collateral.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2014 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade

	December 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,402	$2,825
Bank of America, N.A. and subsidiaries (1)	1,072	1,886

(1)	Included in Bank of America Corporation collateral requirements in this table.
The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at December 31, 2014 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade

	December 31, 2014
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,785	$3,850
Collateral posted	1,520	2,986

Bank of America 2014 168

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
The Corporation enters into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS. The Corporation hedges other market risks in both CVA and DVA primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market-driven exposures, the effect of a hedge may increase the gains or losses relating to valuation adjustments on derivatives or may result in a gross gain from valuation adjustments on derivatives becoming a negative adjustment (or the reverse).
In 2014, the Corporation adopted FVA into valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives. The change in estimate resulted in a net pretax FVA charge of $497 million including a charge of $632 million related to funding costs associated with derivative asset exposures, partially offset by a funding benefit of $135 million related to derivative liability exposures. The net FVA charge was recorded as a reduction to sales and trading revenue in Global Markets. The Corporation calculated this valuation adjustment based on modeled expected exposure profiles discounted for the funding risk premium inherent in these derivatives. FVA related to derivative assets and liabilities is the effect of funding costs on the fair value of these derivatives.
The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for 2014, 2013 and 2012. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance.

Valuation Adjustments on Derivatives
Gains (Losses)
	2014		2013		2012
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$(22)	$191	$738	$(96)	$1,022	$291
Derivative assets (FVA) (2)	(632)	(632)	n/a	n/a	n/a	n/a
Derivative liabilities (DVA) (3)	(28)	(150)	(39)	(75)	(2,212)	(2,477)
Derivative liabilities (FVA) (2)	135	135	n/a	n/a	n/a	n/a

(1)	At December 31, 2014, 2013 and 2012, the cumulative CVA reduced the derivative assets balance by $1.6 billion, $1.6 billion and $2.4 billion, respectively.

(2)	FVA was adopted in 2014 and the cumulative FVA reduced the net derivatives balance by $497 million.

(3)	At December 31, 2014, 2013 and 2012, the cumulative DVA reduced the derivative liabilities balance by $0.8 billion, $0.8 billion and $0.8 billion, respectively.
n/a = not applicable

169 Bank of America 2014

NOTE 3 Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, HTM debt securities and AFS marketable equity securities at December 31, 2014 and 2013.

Debt Securities and Available-for-Sale Marketable Equity Securities

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$69,267	$360	$(32)	$69,595
Mortgage-backed securities:
Agency	163,592	2,040	(593)	165,039
Agency-collateralized mortgage obligations	14,175	152	(79)	14,248
Non-agency residential (1)	4,244	287	(77)	4,454
Commercial	3,931	69	—	4,000
Non-U.S. securities	6,208	33	(11)	6,230
Corporate/Agency bonds	361	9	(2)	368
Other taxable securities, substantially all asset-backed securities	10,774	39	(22)	10,791
Total taxable securities	272,552	2,989	(816)	274,725
Tax-exempt securities	9,556	12	(19)	9,549
Total available-for-sale debt securities	282,108	3,001	(835)	284,274
Other debt securities carried at fair value	36,524	261	(364)	36,421
Total debt securities carried at fair value	318,632	3,262	(1,199)	320,695
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	59,766	486	(611)	59,641
Total debt securities	$378,398	$3,748	$(1,810)	$380,336
Available-for-sale marketable equity securities (2)	$336	$27	$—	$363

	December 31, 2013
Available-for-sale debt securities
U.S. Treasury and agency securities	$8,910	$106	$(62)	$8,954
Mortgage-backed securities:
Agency	170,112	777	(5,954)	164,935
Agency-collateralized mortgage obligations	22,731	76	(315)	22,492
Non-agency residential (1)	6,124	238	(123)	6,239
Commercial	2,429	63	(12)	2,480
Non-U.S. securities	7,207	37	(24)	7,220
Corporate/Agency bonds	860	20	(7)	873
Other taxable securities, substantially all asset-backed securities	16,805	30	(5)	16,830
Total taxable securities	235,178	1,347	(6,502)	230,023
Tax-exempt securities	5,967	10	(49)	5,928
Total available-for-sale debt securities	241,145	1,357	(6,551)	235,951
Other debt securities carried at fair value	34,145	34	(1,335)	32,844
Total debt securities carried at fair value	275,290	1,391	(7,886)	268,795
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	55,150	20	(2,740)	52,430
Total debt securities	$330,440	$1,411	$(10,626)	$321,225
Available-for-sale marketable equity securities (2)	$230	$—	$(7)	$223

(1)	At December 31, 2014 and 2013, the underlying collateral type included approximately 76 percent and 89 percent prime, 14 percent and seven percent Alt-A, and 10 percent and four percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.
At December 31, 2014, the accumulated net unrealized gain on AFS debt securities included in accumulated OCI was $1.3 billion, net of the related income taxes of $823 million. At December 31, 2014 and 2013, the Corporation had nonperforming AFS debt securities of $161 million and $103 million.

Bank of America 2014 170

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In 2014, the Corporation recorded unrealized mark-to-market net gains in other income of $1.2 billion and realized gains of $275 million on other debt securities carried at fair value, which exclude the impact of certain hedges, the results of which are also reported in other income, compared to unrealized mark-to-market net losses of $1.3 billion and realized losses of $963 million in 2013.

Other Debt Securities Carried at Fair Value

	December 31
(Dollars in millions)	2014	2013
U.S. Treasury and agency securities	$1,541	$4,062
Mortgage-backed securities:
Agency	15,704	16,500
Agency-collateralized mortgage obligations	—	218
Non-agency residential	3,745	—
Commercial	—	749
Non-U.S. securities (1)	15,132	11,315
Other taxable securities, substantially all asset-backed securities	299	—
Total	$36,421	$32,844

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The table below presents gross realized gains and losses on sales of AFS debt securities for 2014, 2013 and 2012.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2014	2013	2012
Gross gains	$1,366	$1,302	$2,128
Gross losses	(12)	(31)	(466)
Net gains on sales of AFS debt securities	$1,354	$1,271	$1,662
Income tax expense attributable to realized net gains on sales of AFS debt securities	$515	$470	$615
The table below presents the amortized cost and fair value of the Corporation’s debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), U.S. Treasury and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders’ equity at December 31, 2014 and 2013.

Selected Securities Exceeding 10 Percent of Shareholders’ Equity

	December 31
	2014		2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$130,725	$131,418	$123,813	$118,708
Government National Mortgage Association	98,278	98,633	118,700	115,314
U.S. Treasury	68,481	68,801	10,533	10,428
Freddie Mac	28,288	28,556	24,908	24,075

171 Bank of America 2014

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2014 and 2013.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	December 31, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$10,121	$(22)	$667	$(10)	$10,788	$(32)
Mortgage-backed securities:
Agency	1,366	(8)	43,118	(585)	44,484	(593)
Agency-collateralized mortgage obligations	2,242	(19)	3,075	(60)	5,317	(79)
Non-agency residential	307	(3)	809	(41)	1,116	(44)
Non-U.S. securities	157	(9)	32	(2)	189	(11)
Corporate/Agency bonds	43	(1)	93	(1)	136	(2)
Other taxable securities, substantially all asset-backed securities	575	(3)	1,080	(19)	1,655	(22)
Total taxable securities	14,811	(65)	48,874	(718)	63,685	(783)
Tax-exempt securities	980	(1)	680	(18)	1,660	(19)
Total temporarily impaired available-for-sale debt securities	15,791	(66)	49,554	(736)	65,345	(802)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	555	(33)	—	—	555	(33)
Total temporarily impaired and other-than-temporarily impaired available-for-sale debt securities	$16,346	$(99)	$49,554	$(736)	$65,900	$(835)

	December 31, 2013
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$5,770	$(61)	$19	$(1)	$5,789	$(62)
Mortgage-backed securities:
Agency	132,032	(5,457)	9,324	(497)	141,356	(5,954)
Agency-collateralized mortgage obligations	13,438	(210)	2,661	(105)	16,099	(315)
Non-agency residential	819	(15)	1,237	(106)	2,056	(121)
Commercial	286	(12)	—	—	286	(12)
Non-U.S. securities	—	—	45	(24)	45	(24)
Corporate/Agency bonds	106	(3)	282	(4)	388	(7)
Other taxable securities, substantially all asset-backed securities	116	(2)	280	(3)	396	(5)
Total taxable securities	152,567	(5,760)	13,848	(740)	166,415	(6,500)
Tax-exempt securities	1,789	(30)	990	(19)	2,779	(49)
Total temporarily impaired available-for-sale debt securities	154,356	(5,790)	14,838	(759)	169,194	(6,549)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	2	(1)	1	(1)	3	(2)
Total temporarily impaired and other-than-temporarily impaired available-for-sale debt securities	$154,358	$(5,791)	$14,839	$(760)	$169,197	$(6,551)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

Bank of America 2014 172

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities in 2014, 2013 and 2012 as presented in the Net Impairment Losses Recognized in Earnings table. Substantially all OTTI losses in 2014, 2013 and 2012 consisted of credit losses on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income in the Consolidated Statement of Income. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the excess of the credit loss over the total impairment is recorded as an unrealized gain in OCI.

Net Impairment Losses Recognized in Earnings

(Dollars in millions)	2014	2013	2012
Total OTTI losses (unrealized and realized)	$(30)	$(21)	$(57)
Unrealized OTTI losses recognized in OCI	14	1	4
Net impairment losses recognized in earnings	$(16)	$(20)	$(53)
The table below presents a rollforward of the credit losses recognized in earnings in 2014, 2013 and 2012 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized

(Dollars in millions)	2014	2013	2012
Balance, January 1	$184	$243	$310
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	14	6	7
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	2	14	46
Reductions for AFS debt securities matured, sold or intended to be sold	—	(79)	(120)
Balance, December 31	$200	$184	$243
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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at December 31, 2014.

Significant Assumptions

		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	15.3%	3.1%	29.9%
Loss severity	35.2	11.8	44.7
Life default rate	39.6	1.5	98.6

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 31.0 percent for prime, 34.1 percent for Alt-A and 45.0 percent for subprime at December 31, 2014. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 24.5 percent for prime, 42.4 percent for Alt-A and 42.0 percent for subprime at December 31, 2014.

173 Bank of America 2014

The expected maturity distribution of the Corporation’s MBS, the contractual maturity distribution of the Corporation’s other debt securities carried at fair value and HTM debt securities, and the yields on the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2014 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	December 31, 2014
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$577	0.41%	$51,153	1.60%	$17,535	2.10%	$1,480	3.00%	$70,745	1.78%
Mortgage-backed securities:
Agency	28	4.60	24,283	2.70	152,950	2.80	2,175	3.00	179,436	2.80
Agency-collateralized mortgage obligations	794	0.40	2,874	2.00	10,488	2.80	19	0.60	14,175	2.50
Non-agency residential	517	5.09	1,834	5.39	1,236	4.78	4,443	10.61	8,030	8.15
Commercial	188	9.69	590	2.32	3,150	2.80	3	2.83	3,931	3.07
Non-U.S. securities	18,991	0.98	2,261	3.83	68	6.23	—	—	21,320	1.30
Corporate/Agency bonds	59	1.79	112	3.77	94	3.74	96	0.63	361	2.43
Other taxable securities, substantially all asset-backed securities	3,199	1.34	5,707	1.22	1,376	1.81	796	4.36	11,078	1.59
Total taxable securities	24,353	1.16	88,814	2.07	186,897	2.80	9,012	6.86	309,076	2.56
Tax-exempt securities	929	0.97	3,768	1.13	3,082	1.15	1,777	0.86	9,556	1.14
Total amortized cost of debt securities carried at fair value	$25,282	1.16	$92,582	2.03	$189,979	2.77	$10,789	5.87	$318,632	2.51
Amortized cost of held-to-maturity debt securities (2)	$108	0.84	$19,513	2.40	$39,917	2.30	$228	3.31	$59,766	2.40

Debt securities carried at fair value
U.S. Treasury and agency securities	$577		$51,383		$17,633		$1,543		$71,136
Mortgage-backed securities:
Agency	29		24,859		153,649		2,206		180,743
Agency-collateralized mortgage obligations	795		2,838		10,596		19		14,248
Non-agency residential	521		1,849		1,316		4,513		8,199
Commercial	191		594		3,212		3		4,000
Non-U.S. securities	18,982		2,309		71		—		21,362
Corporate/Agency bonds	60		117		96		95		368
Other taxable securities, substantially all asset-backed securities	3,202		5,699		1,399		790		11,090
Total taxable securities	24,357		89,648		187,972		9,169		311,146
Tax-exempt securities	929		3,770		3,078		1,772		9,549
Total debt securities carried at fair value	$25,286		$93,418		$191,050		$10,941		$320,695
Fair value of held-to-maturity debt securities (2)	$108		$19,762		$39,538		$233		$59,641

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
Certain Corporate and Strategic Investments
The Corporation’s 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in Consumer & Business Banking, had a carrying value of $3.1 billion and $3.2 billion at December 31, 2014 and 2013. For additional information, see Note 12 – Commitments and Contingencies.

In 2013, the Corporation sold its remaining investment in China Construction Bank Corporation (CCB) and realized a pretax gain of $753 million in All Other reported in equity investment income in the Consolidated Statement of Income. The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, extends through 2016.

Bank of America 2014 174

NOTE 4 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Corporation’s Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2014 and 2013.

	December 31, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$1,847	$700	$5,561	$8,108	$154,112			$162,220
Home equity	218	105	744	1,067	50,820			51,887
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,008	1,060	10,513	13,581	25,244	$15,152		53,977
Home equity	374	174	1,166	1,714	26,507	5,617		33,838
Credit card and other consumer
U.S. credit card	494	341	866	1,701	90,178			91,879
Non-U.S. credit card	49	39	95	183	10,282			10,465
Direct/Indirect consumer (6)	245	71	65	381	80,000			80,381
Other consumer (7)	11	2	2	15	1,831			1,846
Total consumer	5,246	2,492	19,012	26,750	438,974	20,769		486,493
Consumer loans accounted for under the fair value option (8)							$2,077	2,077
Total consumer loans and leases	5,246	2,492	19,012	26,750	438,974	20,769	2,077	488,570
Commercial
U.S. commercial	320	151	318	789	219,504			220,293
Commercial real estate (9)	138	16	288	442	47,240			47,682
Commercial lease financing	121	41	42	204	24,662			24,866
Non-U.S. commercial	5	4	—	9	80,074			80,083
U.S. small business commercial	88	45	94	227	13,066			13,293
Total commercial	672	257	742	1,671	384,546			386,217
Commercial loans accounted for under the fair value option (8)							6,604	6,604
Total commercial loans and leases	672	257	742	1,671	384,546		6,604	392,821
Total loans and leases	$5,918	$2,749	$19,754	$28,421	$823,520	$20,769	$8,681	$881,391
Percentage of outstandings	0.67%	0.31%	2.24%	3.22%	93.44%	2.36%	0.98%	100.00%

(1)
Home loans 30-59 days past due includes fully-insured loans of $2.1 billion and nonperforming loans of $392 million. Home loans 60-89 days past due includes fully-insured loans of $1.1 billion and nonperforming loans of $332 million.

(2)	Home loans includes fully-insured loans of $11.4 billion.

(3)	Home loans includes $3.6 billion and direct/indirect consumer includes $27 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $3.2 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes dealer financial services loans of $37.7 billion, unsecured consumer lending loans of $1.5 billion, U.S. securities-based lending loans of $35.8 billion, non-U.S. consumer loans of $4.0 billion, student loans of $632 million and other consumer loans of $761 million.

(7)	Total outstandings includes consumer finance loans of $676 million, consumer leases of $1.0 billion, consumer overdrafts of $162 million and other non-U.S. consumer loans of $3 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.9 billion and home equity loans of $196 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.9 billion and non-U.S. commercial loans of $4.7 billion. For additional information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $45.2 billion and non-U.S. commercial real estate loans of $2.5 billion.

175 Bank of America 2014

	December 31, 2013
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage	$2,151	$754	$7,188	$10,093	$167,243			$177,336
Home equity	243	113	693	1,049	53,450			54,499
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,758	1,412	16,746	20,916	31,142	$18,672		70,730
Home equity	444	221	1,292	1,957	30,623	6,593		39,173
Credit card and other consumer
U.S. credit card	598	422	1,053	2,073	90,265			92,338
Non-U.S. credit card	63	54	131	248	11,293			11,541
Direct/Indirect consumer (6)	431	175	410	1,016	81,176			82,192
Other consumer (7)	24	8	20	52	1,925			1,977
Total consumer	6,712	3,159	27,533	37,404	467,117	25,265		529,786
Consumer loans accounted for under the fair value option (8)							$2,164	2,164
Total consumer loans and leases	6,712	3,159	27,533	37,404	467,117	25,265	2,164	531,950
Commercial
U.S. commercial	363	151	309	823	211,734			212,557
Commercial real estate (9)	30	29	243	302	47,591			47,893
Commercial lease financing	110	37	48	195	25,004			25,199
Non-U.S. commercial	103	8	17	128	89,334			89,462
U.S. small business commercial	87	55	113	255	13,039			13,294
Total commercial	693	280	730	1,703	386,702			388,405
Commercial loans accounted for under the fair value option (8)							7,878	7,878
Total commercial loans and leases	693	280	730	1,703	386,702		7,878	396,283
Total loans and leases	$7,405	$3,439	$28,263	$39,107	$853,819	$25,265	$10,042	$928,233
Percentage of outstandings	0.80%	0.37%	3.04%	4.21%	91.99%	2.72%	1.08%	100.00%

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $17.2 billion and $28.2 billion at December 31, 2014 and 2013, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2014 and 2013, $800 million and $1.2 billion of such junior-lien home equity loans were included in nonperforming loans.
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The

Corporation continues to have a lien on the underlying collateral. At December 31, 2014, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $1.4 billion of which $901 million were current on their contractual payments, while $395 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 80 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 60 percent were discharged 24 months or more ago. As subsequent cash payments are received on the loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.
Excluding purchased credit-impaired (PCI) loans, the Corporation sold nonperforming and other delinquent consumer loans with a carrying value, excluding the related allowance, of $4.8 billion and $2.0 billion, and recognized gains of $247 million and $58 million recorded in noninterest income, during 2014 and 2013.

Bank of America 2014 176

The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at December 31, 2014 and 2013. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

Credit Quality

	December 31
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	2014	2013	2014	2013
Home loans
Core portfolio
Residential mortgage (2)	$2,398	$3,316	$3,942	$5,137
Home equity	1,496	1,431	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	4,491	8,396	7,465	11,824
Home equity	2,405	2,644	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	866	1,053
Non-U.S. credit card	n/a	n/a	95	131
Direct/Indirect consumer	28	35	64	408
Other consumer	1	18	1	2
Total consumer	10,819	15,840	12,433	18,555
Commercial
U.S. commercial	701	819	110	47
Commercial real estate	321	322	3	21
Commercial lease financing	3	16	41	41
Non-U.S. commercial	1	64	—	17
U.S. small business commercial	87	88	67	78
Total commercial	1,113	1,309	221	204
Total loans and leases	$11,932	$17,149	$12,654	$18,759

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $102 million and $260 million at December 31, 2014 and 2013.

(2)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At December 31, 2014 and 2013, residential mortgage includes $7.3 billion and $13.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.1 billion and $4.0 billion of loans on which interest is still accruing.

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

177 Bank of America 2014

The following tables present certain credit quality indicators for the Corporation’s Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2014 and 2013.

Home Loans – Credit Quality Indicators (1)

	December 31, 2014
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4, 5)
Less than or equal to 90 percent	$100,255	$18,499	$9,972	$45,414	$17,453	$2,046
Greater than 90 percent but less than or equal to 100 percent	4,958	3,081	2,005	2,442	3,272	1,048
Greater than 100 percent	4,017	5,265	3,175	4,031	7,496	2,523
Fully-insured loans (6)	52,990	11,980	—	—	—	—
Total home loans	$162,220	$38,825	$15,152	$51,887	$28,221	$5,617
Refreshed FICO score
Less than 620	$4,184	$6,313	$6,109	$2,169	$3,470	$864
Greater than or equal to 620 and less than 680	6,272	4,032	3,014	3,683	4,529	995
Greater than or equal to 680 and less than 740	21,946	6,463	3,310	10,231	7,905	1,651
Greater than or equal to 740	76,828	10,037	2,719	35,804	12,317	2,107
Fully-insured loans (6)	52,990	11,980	—	—	—	—
Total home loans	$162,220	$38,825	$15,152	$51,887	$28,221	$5,617

(1)	Excludes $2.1 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.8 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)
Effective December 31, 2014, with the exception of high-value properties, underlying values for LTV ratios are primarily determined using automated valuation models. For high-value properties, generally with an original value of $1 million or more, estimated property values are determined using the CoreLogic Case-Shiller Index. Prior-period values have been updated to reflect this change. Previously reported values were primarily determined through an index-based approach.

(6)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	December 31, 2014
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,467	$—	$1,296	$266
Greater than or equal to 620 and less than 680	12,177	—	1,892	227
Greater than or equal to 680 and less than 740	34,986	—	10,749	307
Greater than or equal to 740	40,249	—	25,279	881
Other internal credit metrics (2, 3, 4)	—	10,465	41,165	165
Total credit card and other consumer	$91,879	$10,465	$80,381	$1,846

(1)	Thirty-seven percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $39.7 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $632 million of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2014, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)

	December 31, 2014
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$213,839	$46,632	$23,832	$79,367	$751
Reservable criticized	6,454	1,050	1,034	716	182
Refreshed FICO score (3)
Less than 620					184
Greater than or equal to 620 and less than 680					529
Greater than or equal to 680 and less than 740					1,591
Greater than or equal to 740					2,910
Other internal credit metrics (3, 4)					7,146
Total commercial	$220,293	$47,682	$24,866	$80,083	$13,293

(1)	Excludes $6.6 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $762 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2014, 98 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Bank of America 2014 178

Home Loans – Credit Quality Indicators (1)

	December 31, 2013
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4, 5)
Less than or equal to 90 percent	$94,255	$21,587	$10,605	$44,892	$17,006	$1,598
Greater than 90 percent but less than or equal to 100 percent	7,013	4,216	2,638	3,178	3,948	1,121
Greater than 100 percent	6,356	8,720	5,429	6,429	11,626	3,874
Fully-insured loans (6)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593
Refreshed FICO score
Less than 620	$5,334	$9,955	$9,129	$2,415	$4,259	$1,045
Greater than or equal to 620 and less than 680	7,164	5,276	3,349	4,211	5,133	1,172
Greater than or equal to 680 and less than 740	22,617	7,639	3,211	11,726	9,143	1,936
Greater than or equal to 740	72,509	11,653	2,983	36,147	14,045	2,440
Fully-insured loans (6)	69,712	17,535	—	—	—	—
Total home loans	$177,336	$52,058	$18,672	$54,499	$32,580	$6,593

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $4.0 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)
Effective December 31, 2014, with the exception of high-value properties, underlying values for LTV ratios are primarily determined using automated valuation models. For high-value properties, generally with an original value of $1 million or more, estimated property values are determined using the CoreLogic Case-Shiller Index. Prior-period values have been updated to reflect this change. Previously reported values were primarily determined through an index-based approach.

(6)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	December 31, 2013
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,989	$—	$1,220	$539
Greater than or equal to 620 and less than 680	12,753	—	3,345	264
Greater than or equal to 680 and less than 740	35,413	—	9,887	199
Greater than or equal to 740	39,183	—	26,220	188
Other internal credit metrics (2, 3, 4)	—	11,541	41,520	787
Total credit card and other consumer	$92,338	$11,541	$82,192	$1,977

(1)	Sixty percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

179 Bank of America 2014

Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 189. For additional information, see Note 1 – Summary of Significant Accounting Principles.
Home Loans
Impaired home loans within the Home Loans portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of home loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of home loans are done in accordance with the government’s Making Home Affordable Program (modifications under government programs) or the Corporation’s proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof. During 2013 and 2012, the Corporation provided interest rate modifications to qualified borrowers pursuant to the 2012 National Mortgage Settlement and these interest rate modifications are not considered to be TDRs.
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
Home loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms of $2.4 billion were included in TDRs at December 31, 2014, of which $1.4 billion were classified as nonperforming and $1.0 billion were loans fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
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
At December 31, 2014 and 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $630 million and $533 million at December 31, 2014 and 2013.

Bank of America 2014 180

The table below provides the unpaid principal balance, carrying value and related allowance at December 31, 2014 and 2013, and the average carrying value and interest income recognized for 2014, 2013 and 2012 for impaired loans in the Corporation’s Home Loans portfolio segment and includes primarily loans managed by Legacy Assets & Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Home Loans

	December 31, 2014			December 31, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage	$19,710	$15,605	$—	$21,567	$16,450	$—
Home equity	3,540	1,630	—	3,249	1,385	—
With an allowance recorded
Residential mortgage	$7,861	$7,665	$531	$13,341	$12,862	$991
Home equity	852	728	196	893	761	240
Total
Residential mortgage	$27,571	$23,270	$531	$34,908	$29,312	$991
Home equity	4,392	2,358	196	4,142	2,146	240

	2014		2013		2012
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$15,065	$490	$16,625	$621	$10,937	$366
Home equity	1,486	87	1,245	76	734	49
With an allowance recorded
Residential mortgage	$10,826	$411	$13,926	$616	$11,575	$423
Home equity	743	25	912	41	1,145	44
Total
Residential mortgage	$25,891	$901	$30,551	$1,237	$22,512	$789
Home equity	2,229	112	2,157	117	1,879	93

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The following table presents the December 31, 2014, 2013 and 2012 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on home loans that were modified in TDRs during 2014, 2013 and 2012, and net charge-offs recorded during the period in which the modification occurred.

The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are primarily managed by Legacy Assets & Servicing.

181 Bank of America 2014

Home Loans – TDRs Entered into During 2014, 2013 and 2012 (1)

	December 31, 2014				2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$5,940	$5,120	5.28%	4.93%	$72
Home equity	863	592	4.00	3.33	99
Total	$6,803	$5,712	5.12	4.73	$171

	December 31, 2013				2013
Residential mortgage	$11,233	$10,016	5.30%	4.27%	$235
Home equity	878	521	5.29	3.92	192
Total	$12,111	$10,537	5.30	4.24	$427

	December 31, 2012				2012
Residential mortgage	$15,088	$12,228	5.52%	4.70%	$523
Home equity	1,721	858	5.22	4.39	716
Total	$16,809	$13,086	5.49	4.66	$1,239

(1)
TDRs entered into during 2014 include modifications with principal forgiveness of $53 million related to residential mortgage and $1 million related to home equity. TDRs entered into during 2013 include residential mortgage modifications with principal forgiveness of $467 million. TDRs entered into during 2012 include modifications with principal forgiveness of $778 million related to residential mortgage and $9 million related to home equity.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at December 31, 2014, 2013 and 2012 due to sales and other dispositions.

Bank of America 2014 182

The table below presents the December 31, 2014, 2013 and 2012 carrying value for home loans that were modified in a TDR during 2014, 2013 and 2012, by type of modification.

Home Loans – Modification Programs

	TDRs Entered into During 2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$643	$56	$699
Principal and/or interest forbearance	16	18	34
Other modifications (1)	98	1	99
Total modifications under government programs	757	75	832
Modifications under proprietary programs
Contractual interest rate reduction	244	22	266
Capitalization of past due amounts	71	2	73
Principal and/or interest forbearance	66	75	141
Other modifications (1)	40	47	87
Total modifications under proprietary programs	421	146	567
Trial modifications	3,421	182	3,603
Loans discharged in Chapter 7 bankruptcy (2)	521	189	710
Total modifications	$5,120	$592	$5,712

	TDRs Entered into During 2013
Modifications under government programs
Contractual interest rate reduction	$1,815	$48	$1,863
Principal and/or interest forbearance	35	24	59
Other modifications (1)	100	—	100
Total modifications under government programs	1,950	72	2,022
Modifications under proprietary programs
Contractual interest rate reduction	2,799	40	2,839
Capitalization of past due amounts	132	2	134
Principal and/or interest forbearance	469	17	486
Other modifications (1)	105	25	130
Total modifications under proprietary programs	3,505	84	3,589
Trial modifications	3,410	87	3,497
Loans discharged in Chapter 7 bankruptcy (2)	1,151	278	1,429
Total modifications	$10,016	$521	$10,537

	TDRs Entered into During 2012
Modifications under government programs
Contractual interest rate reduction	$642	$78	$720
Principal and/or interest forbearance	51	31	82
Other modifications (1)	37	1	38
Total modifications under government programs	730	110	840
Modifications under proprietary programs
Contractual interest rate reduction	3,350	44	3,394
Capitalization of past due amounts	144	—	144
Principal and/or interest forbearance	424	16	440
Other modifications (1)	97	21	118
Total modifications under proprietary programs	4,015	81	4,096
Trial modifications	4,547	69	4,616
Loans discharged in Chapter 7 bankruptcy (2)	2,936	598	3,534
Total modifications	$12,228	$858	$13,086

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

183 Bank of America 2014

The table below presents the carrying value of loans that entered into payment default during 2014, 2013 and 2012 that were modified in a TDR during the 12 months preceding payment default. Total carrying value includes loans with a carrying value of $2.0 billion, $2.4 billion and $667 million that entered into payment default during 2014, 2013 and 2012 but were no longer held by the Corporation as of December 31, 2014, 2013 and 2012

due to sales and other dispositions. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months

	2014
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value (1)
Modifications under government programs	$696	$4	$700
Modifications under proprietary programs	714	12	726
Loans discharged in Chapter 7 bankruptcy (2)	481	70	551
Trial modifications	2,231	56	2,287
Total modifications	$4,122	$142	$4,264

	2013
Modifications under government programs	$454	$2	$456
Modifications under proprietary programs	1,117	4	1,121
Loans discharged in Chapter 7 bankruptcy (2)	964	30	994
Trial modifications	4,376	14	4,390
Total modifications	$6,911	$50	$6,961

	2012
Modifications under government programs	$202	$8	$210
Modifications under proprietary programs	942	14	956
Loans discharged in Chapter 7 bankruptcy (2)	1,228	53	1,281
Trial modifications	2,351	20	2,371
Total modifications	$4,723	$95	$4,818

(1)
Total carrying value includes loans with a carrying value of $2.0 billion, $2.4 billion and $667 million that entered into payment default during 2014, 2013 and 2012 but were no longer held by the Corporation as of December 31, 2014, 2013 and 2012 due to sales and other dispositions.

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

Bank of America 2014 184

The table below provides the unpaid principal balance, carrying value and related allowance at December 31, 2014 and 2013, and the average carrying value and interest income recognized for 2014, 2013 and 2012 on the Corporation’s renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

	December 31, 2014			December 31, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With no recorded allowance
Direct/Indirect consumer	$59	$25	$—	$75	$32	$—
Other consumer	—	—	—	34	34	—
With an allowance recorded
U.S. credit card	$804	$856	$207	$1,384	$1,465	$337
Non-U.S. credit card	132	168	108	200	240	149
Direct/Indirect consumer	76	92	24	242	282	84
Other consumer	—	—	—	27	26	9
Total
U.S. credit card	$804	$856	$207	$1,384	$1,465	$337
Non-U.S. credit card	132	168	108	200	240	149
Direct/Indirect consumer	135	117	24	317	314	84
Other consumer	—	—	—	61	60	9

	2014		2013		2012
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$27	$—	$42	$—	$58	$—
Other consumer	33	2	34	2	35	2
With an allowance recorded
U.S. credit card	$1,148	$71	$2,144	$134	$4,085	$253
Non-U.S. credit card	210	6	266	7	464	10
Direct/Indirect consumer	180	9	456	24	929	50
Other consumer	23	1	28	2	29	2
Total
U.S. credit card	$1,148	$71	$2,144	$134	$4,085	$253
Non-U.S. credit card	210	6	266	7	464	10
Direct/Indirect consumer	207	9	498	24	987	50
Other consumer	56	3	62	4	64	4

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio at December 31, 2014 and 2013.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type

	December 31
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
U.S. credit card	$450	$842	$397	$607	$9	$16	$856	$1,465	84.99%	82.77%
Non-U.S. credit card	41	71	16	26	111	143	168	240	47.56	49.01
Direct/Indirect consumer	50	170	34	106	33	38	117	314	85.21	84.29
Other consumer	—	60	—	—	—	—	—	60	—	71.08
Total renegotiated TDRs	$541	$1,143	$447	$739	$153	$197	$1,141	$2,079	79.51	78.77

(1)	Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

185 Bank of America 2014

The table below provides information on the Corporation’s renegotiated TDR portfolio including the December 31, 2014, 2013 and 2012 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during 2014, 2013 and 2012, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During 2014, 2013 and 2012

	December 31, 2014				2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$276	$301	16.64%	5.15%	$37
Non-U.S. credit card	91	106	24.90	0.68	91
Direct/Indirect consumer	27	19	8.66	4.90	14
Total	$394	$426	18.32	4.03	$142

	December 31, 2013				2013
U.S. credit card	$299	$329	16.84%	5.84%	$30
Non-U.S. credit card	134	147	25.90	0.95	138
Direct/Indirect consumer	47	38	11.53	4.74	15
Other consumer	8	8	9.28	5.25	—
Total	$488	$522	18.89	4.37	$183

	December 31, 2012				2012
U.S. credit card	$396	$400	17.59%	6.36%	$45
Non-U.S. credit card	196	206	26.19	1.15	190
Direct/Indirect consumer	160	113	9.59	5.72	52
Other consumer	9	9	9.97	6.44	—
Total	$761	$728	18.68	4.79	$287

(1)	Includes accrued interest and fees.
The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during 2014, 2013 and 2012.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type

	2014
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$196	$105	$—	$301
Non-U.S. credit card	6	6	94	106
Direct/Indirect consumer	4	2	13	19
Total renegotiated TDRs	$206	$113	$107	$426

	2013
U.S. credit card	$192	$137	$—	$329
Non-U.S. credit card	16	9	122	147
Direct/Indirect consumer	15	8	15	38
Other consumer	8	—	—	8
Total renegotiated TDRs	$231	$154	$137	$522

	2012
U.S. credit card	$248	$152	$—	$400
Non-U.S. credit card	38	14	154	206
Direct/Indirect consumer	36	19	58	113
Other consumer	9	—	—	9
Total renegotiated TDRs	$331	$185	$212	$728

(1)	Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Bank of America 2014 186

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 81 percent of new non-U.S. credit card TDRs and 12 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during 2014, 2013 and 2012 that had been modified in a TDR during the preceding 12 months were $56 million, $61 million and $203 million for U.S. credit card, $200 million, $236 million and $298 million for non-U.S. credit card, and $5 million, $12 million and $35 million for direct/indirect consumer, respectively.
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
At December 31, 2014 and 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $67 million and $90 million at December 31, 2014 and 2013.

187 Bank of America 2014

The table below provides the unpaid principal balance, carrying value and related allowance at December 31, 2014 and 2013, and the average carrying value and interest income recognized for 2014, 2013 and 2012 for impaired loans in the Corporation’s Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	December 31, 2014			December 31, 2013
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial	$668	$650	$—	$609	$577	$—
Commercial real estate	60	48	—	254	228	—
Non-U.S. commercial	—	—	—	10	10	—
With an allowance recorded
U.S. commercial	$1,139	$839	$75	$1,581	$1,262	$164
Commercial real estate	678	495	48	1,066	731	61
Non-U.S. commercial	47	44	1	254	64	16
U.S. small business commercial (1)	133	122	35	186	176	36
Total
U.S. commercial	$1,807	$1,489	$75	$2,190	$1,839	$164
Commercial real estate	738	543	48	1,320	959	61
Non-U.S. commercial	47	44	1	264	74	16
U.S. small business commercial (1)	133	122	35	186	176	36

	2014		2013		2012
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$546	$12	$442	$6	$588	$9
Commercial real estate	166	3	269	3	1,119	3
Non-U.S. commercial	15	—	28	—	104	—
With an allowance recorded
U.S. commercial	$1,198	$51	$1,553	$47	$2,104	$55
Commercial real estate	632	16	1,148	28	2,126	29
Non-U.S. commercial	52	3	109	5	77	4
U.S. small business commercial (1)	151	3	236	6	409	13
Total
U.S. commercial	$1,744	$63	$1,995	$53	$2,692	$64
Commercial real estate	798	19	1,417	31	3,245	32
Non-U.S. commercial	67	3	137	5	181	4
U.S. small business commercial (1)	151	3	236	6	409	13

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

Bank of America 2014 188

The table below presents the December 31, 2014, 2013 and 2012 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during 2014, 2013 and 2012, and net charge-offs recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During 2014, 2013 and 2012

	December 31, 2014		2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$818	$785	$49
Commercial real estate	346	346	8
Non-U.S. commercial	44	43	—
U.S. small business commercial (1)	3	3	—
Total	$1,211	$1,177	$57

	December 31, 2013		2013
U.S. commercial	$926	$910	$33
Commercial real estate	483	425	3
Non-U.S. commercial	61	44	7
U.S. small business commercial (1)	8	9	1
Total	$1,478	$1,388	$44

	December 31, 2012		2012
U.S. commercial	$590	$558	$34
Commercial real estate	793	721	20
Non-U.S. commercial	90	89	1
U.S. small business commercial (1)	22	22	5
Total	$1,495	$1,390	$60

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $103 million, $55 million and $130 million for U.S. commercial and $211 million, $128 million and $455 million for commercial real estate at December 31, 2014, 2013 and 2012, respectively.
Purchased Credit-impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. The following table presents PCI loans acquired in connection with the 2013 settlement with FNMA.

Purchased Loans at Acquisition Date

(Dollars in millions)
Contractually required payments including interest	$8,274
Less: Nonaccretable difference	2,159
Cash flows expected to be collected (1)	6,115
Less: Accretable yield	1,125
Fair value of loans acquired	$4,990

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the settlement with FNMA. For more information on the settlement with FNMA, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during 2014 and 2013 were due to lower expected loss rates and a decrease in forecasted prepayment speeds. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield

(Dollars in millions)
Accretable yield, January 1, 2013	$4,644
Accretion	(1,194)
Loans Purchased	1,125
Disposals/transfers	(361)
Reclassifications from nonaccretable difference	2,480
Accretable yield, December 31, 2013	6,694
Accretion	(1,061)
Disposals/transfers	(506)
Reclassifications from nonaccretable difference	481
Accretable yield, December 31, 2014	$5,608
During 2014, the Corporation sold PCI loans with a carrying value of $1.9 billion, which excludes the related allowance of $317 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.
Loans Held-for-sale
The Corporation had LHFS of $12.8 billion and $11.4 billion at December 31, 2014 and 2013. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $40.1 billion, $81.0 billion and $58.0 billion for 2014, 2013 and 2012, respectively. Cash used for originations and purchases of LHFS totaled $40.1 billion, $65.7 billion and $59.5 billion for 2014, 2013 and 2012, respectively.

189 Bank of America 2014

NOTE 5 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for 2014, 2013 and 2012.

	2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total Allowance
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(2,219)	(4,149)	(658)	(7,026)
Recoveries of loans and leases previously charged off	1,426	871	346	2,643
Net charge-offs	(793)	(3,278)	(312)	(4,383)
Write-offs of PCI loans	(810)	—	—	(810)
Provision for loan and lease losses	(976)	2,458	749	2,231
Other (1)	(4)	(38)	(5)	(47)
Allowance for loan and lease losses, December 31	5,935	4,047	4,437	14,419
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	44	44
Reserve for unfunded lending commitments, December 31	—	—	528	528
Allowance for credit losses, December 31	$5,935	$4,047	$4,965	$14,947

	2013
Allowance for loan and lease losses, January 1	$14,933	$6,140	$3,106	$24,179
Loans and leases charged off	(3,766)	(5,495)	(1,108)	(10,369)
Recoveries of loans and leases previously charged off	879	1,141	452	2,472
Net charge-offs	(2,887)	(4,354)	(656)	(7,897)
Write-offs of PCI loans	(2,336)	—	—	(2,336)
Provision for loan and lease losses	(1,124)	3,139	1,559	3,574
Other (1)	(68)	(20)	(4)	(92)
Allowance for loan and lease losses, December 31	8,518	4,905	4,005	17,428
Reserve for unfunded lending commitments, January 1	—	—	513	513
Provision for unfunded lending commitments	—	—	(18)	(18)
Other	—	—	(11)	(11)
Reserve for unfunded lending commitments, December 31	—	—	484	484
Allowance for credit losses, December 31	$8,518	$4,905	$4,489	$17,912

	2012
Allowance for loan and lease losses, January 1	$21,079	$8,569	$4,135	$33,783
Loans and leases charged off	(7,849)	(7,727)	(2,096)	(17,672)
Recoveries of loans and leases previously charged off	496	1,519	749	2,764
Net charge-offs	(7,353)	(6,208)	(1,347)	(14,908)
Write-offs of PCI loans	(2,820)	—	—	(2,820)
Provision for loan and lease losses	4,073	3,899	338	8,310
Other (1)	(46)	(120)	(20)	(186)
Allowance for loan and lease losses, December 31	14,933	6,140	3,106	24,179
Reserve for unfunded lending commitments, January 1	—	—	714	714
Provision for unfunded lending commitments	—	—	(141)	(141)
Other	—	—	(60)	(60)
Reserve for unfunded lending commitments, December 31	—	—	513	513
Allowance for credit losses, December 31	$14,933	$6,140	$3,619	$24,692

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.
In 2014, 2013 and 2012, for the PCI loan portfolio, the Corporation recorded a benefit of $31 million, $707 million and $103 million, respectively in the provision for credit losses with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. Write-offs in the PCI loan portfolio totaled $810 million, $2.3 billion and $2.8 billion with a corresponding decrease in the PCI valuation allowance during 2014, 2013 and 2012, respectively. Write-offs in 2013 included certain PCI loans that were ineligible for the National Mortgage Settlement, but had characteristics similar to the eligible loans and the expectation of future cash proceeds was considered remote. Write-offs of PCI loans in 2012 primarily related to the National Mortgage Settlement. The valuation allowance associated with the PCI loan portfolio was $1.7 billion, $2.5 billion and $5.5 billion at December 31, 2014, 2013 and 2012, respectively.

Bank of America 2014 190

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2014 and 2013.

Allowance and Carrying Value by Portfolio Segment

	December 31, 2014
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$727	$339	$159	$1,225
Carrying value (3)	25,628	1,141	2,198	28,967
Allowance as a percentage of carrying value	2.84%	29.71%	7.23%	4.23%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$3,556	$3,708	$4,278	$11,542
Carrying value (3, 4)	255,525	183,430	384,019	822,974
Allowance as a percentage of carrying value (4)	1.39%	2.02%	1.11%	1.40%
Purchased credit-impaired loans
Valuation allowance	$1,652	n/a	n/a	$1,652
Carrying value gross of valuation allowance	20,769	n/a	n/a	20,769
Valuation allowance as a percentage of carrying value	7.95%	n/a	n/a	7.95%
Total
Allowance for loan and lease losses	$5,935	$4,047	$4,437	$14,419
Carrying value (3, 4)	301,922	184,571	386,217	872,710
Allowance as a percentage of carrying value (4)	1.97%	2.19%	1.15%	1.65%

	December 31, 2013
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,231	$579	$277	$2,087
Carrying value (3)	31,458	2,079	3,048	36,585
Allowance as a percentage of carrying value	3.91%	27.85%	9.09%	5.70%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$4,794	$4,326	$3,728	$12,848
Carrying value (3, 4)	285,015	185,969	385,357	856,341
Allowance as a percentage of carrying value (4)	1.68%	2.33%	0.97%	1.50%
Purchased credit-impaired loans
Valuation allowance	$2,493	n/a	n/a	$2,493
Carrying value gross of valuation allowance	25,265	n/a	n/a	25,265
Valuation allowance as a percentage of carrying value	9.87%	n/a	n/a	9.87%
Total
Allowance for loan and lease losses	$8,518	$4,905	$4,005	$17,428
Carrying value (3, 4)	341,738	188,048	388,405	918,191
Allowance as a percentage of carrying value (4)	2.49%	2.61%	1.03%	1.90%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $35 million and $36 million related to impaired U.S. small business commercial at December 31, 2014 and 2013.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.7 billion and $10.0 billion at December 31, 2014 and 2013.
n/a = not applicable

191 Bank of America 2014

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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2014 and 2013, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2014 and 2013 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Securities and Note 20 – Fair Value Measurements. In addition, the

Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 4 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables in this Note.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2014 or 2013 that it was not previously contractually required to provide, nor does it intend to do so.
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
The table below summarizes select information related to first-lien mortgage securitizations for 2014 and 2013.

First-lien Mortgage Securitizations

	Residential Mortgage
	Agency		Non-agency - Subprime		Commercial Mortgage
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Cash proceeds from new securitizations (1)	$36,905	$49,888	$809	$—	$5,710	$5,326
Gain on securitizations (2)	371	81	49	—	68	119

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. The Corporation recognized $715 million and $2.0 billion of gains, net of hedges, on loans securitized during 2014 and 2013.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $5.4 billion and $3.3 billion in connection with first-lien mortgage securitizations in 2014 and 2013. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During 2014 and 2013, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.8 billion and $2.9 billion in 2014 and 2013.

Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $10.4 billion and $14.1 billion at December 31, 2014 and 2013. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During 2014 and 2013, $5.2 billion and $10.8 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 23 – Mortgage Servicing Rights.

Bank of America 2014 192

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2014 and 2013.

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31		December 31						December 31
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Unconsolidated VIEs
Maximum loss exposure (1)	$14,918	$21,140	$1,288	$1,527	$3,167	$591	$710	$437	$352	$432
On-balance sheet assets
Senior securities held (2):
Trading account assets	$584	$650	$3	$—	$14	$1	$81	$3	$54	$14
Debt securities carried at fair value	13,473	19,451	816	988	2,811	220	383	109	76	306
Held-to-maturity securities	837	1,012	—	—	—	—	—	—	42	—
Subordinate securities held (2):
Trading account assets	—	—	—	—	—	8	1	—	58	13
Debt securities carried at fair value	—	—	12	15	5	6	—	—	58	53
Held-to-maturity securities	—	—	—	—	—	—	—	—	15	—
Residual interests held	—	—	10	13	—	—	—	—	22	16
All other assets (3)	24	27	56	71	1	1	245	325	—	—
Total retained positions	$14,918	$21,140	$897	$1,087	$2,831	$236	$710	$437	$325	$402
Principal balance outstanding (4)	$397,055	$437,765	$20,167	$25,104	$32,592	$36,854	$50,054	$56,454	$20,593	$19,730

Consolidated VIEs
Maximum loss exposure (1)	$38,345	$42,420	$77	$79	$206	$183	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,538	$1,640	$—	$—	$30	$—	$—	$—	$—	$—
Loans and leases	36,187	40,316	130	140	768	803	—	—	—	—
Allowance for loan and lease losses	(2)	(3)	—	—	—	—	—	—	—	—
All other assets	623	474	6	—	15	7	—	—	—	—
Total assets	$38,346	$42,427	$136	$140	$813	$810	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$1	$7	$56	$61	$770	$803	$—	$—	$—	$—
All other liabilities	—	—	3	—	13	7	—	—	—	—
Total liabilities	$1	$7	$59	$61	$783	$810	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 23 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $635 million and $1.6 billion, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $635 million and $1.6 billion, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at December 31, 2014 and 2013.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.
Home Equity Loans
The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during 2014 and 2013, and all of the home equity trusts that hold revolving home equity lines of credit (HELOCs) have entered the rapid amortization phase.

193 Bank of America 2014

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at December 31, 2014 and 2013.

Home Equity Loan VIEs

	December 31
	2014			2013
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$991	$5,224	$6,215	$1,269	$6,217	$7,486
On-balance sheet assets
Trading account assets	$—	$14	$14	$—	$12	$12
Debt securities carried at fair value	—	39	39	—	25	25
Loans and leases	1,014	—	1,014	1,329	—	1,329
Allowance for loan and lease losses	(56)	—	(56)	(80)	—	(80)
All other assets	33	—	33	20	—	20
Total	$991	$53	$1,044	$1,269	$37	$1,306
On-balance sheet liabilities
Long-term debt	$1,076	$—	$1,076	$1,450	$—	$1,450
All other liabilities	—	—	—	90	—	90
Total	$1,076	$—	$1,076	$1,540	$—	$1,540
Principal balance outstanding	$1,014	$6,362	$7,376	$1,329	$7,542	$8,871

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

The maximum loss exposure in the table above includes the Corporation’s obligation to provide subordinated funding to the consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At December 31, 2014 and 2013, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $6.3 billion and $7.6 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $39 million and $82 million at December 31, 2014 and 2013, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows.
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

Bank of America 2014 194

Credit Card Securitizations
The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the U.S. securitization trust includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including senior and subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The seller’s interest in the U.S. trust, which is pari passu to the investors’ interest, is classified in loans and leases. All debt issued from the U.K. securitization trust has matured and the credit card receivables were reconveyed to the Corporation during 2014.
The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at December 31, 2014 and 2013.

Credit Card VIEs

	December 31
(Dollars in millions)	2014	2013
Consolidated VIEs
Maximum loss exposure	$43,139	$49,621
On-balance sheet assets
Derivative assets	$1	$182
Loans and leases (1)	53,068	61,241
Allowance for loan and lease losses	(1,904)	(2,585)
Loans held-for-sale	—	386
All other assets (2)	391	2,281
Total	$51,556	$61,505
On-balance sheet liabilities
Long-term debt	$8,401	$11,822
All other liabilities	16	62
Total	$8,417	$11,884

(1)	At December 31, 2014 and 2013, loans and leases included $36.9 billion and $41.2 billion of seller’s interest.

(2)	At December 31, 2014 and 2013, all other assets included restricted cash, certain short-term investments, and unbilled accrued interest and fees.
During 2014, $4.1 billion of new senior debt securities were issued to third-party investors from the U.S. credit card securitization trust and none were issued during 2013.
The Corporation held subordinate securities issued by credit card securitization trusts with a notional principal amount of $7.4 billion and $7.9 billion at December 31, 2014 and 2013. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $662 million of these subordinate securities issued during 2014 and none issued during 2013.

195 Bank of America 2014

Other Asset-backed Securitizations
Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at December 31, 2014 and 2013.

Other Asset-backed VIEs

	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
	December 31		December 31		December 31
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Unconsolidated VIEs
Maximum loss exposure	$8,569	$11,913	$2,100	$2,192	$77	$81
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$767	$971	$25	$53	$6	$1
Debt securities carried at fair value	6,945	10,866	—	—	61	70
Held-to-maturity securities	740	—	—	—	—	—
Subordinate securities held (1, 2):
Trading account assets	37	—	—	—	—	—
Debt securities carried at fair value	73	71	—	—	—	—
Residual interests held (3)	7	5	—	—	—	—
All other assets	—	—	—	—	10	10
Total retained positions	$8,569	$11,913	$25	$53	$77	$81
Total assets of VIEs (4)	$28,065	$40,924	$3,314	$3,643	$1,276	$1,788

Consolidated VIEs
Maximum loss exposure	$654	$164	$2,440	$2,667	$92	$94
On-balance sheet assets
Trading account assets	$1,295	$319	$2,452	$2,684	$—	$—
Loans and leases	—	—	—	—	—	680
Loans held-for-sale	—	—	—	—	555	—
All other assets	—	—	—	—	54	61
Total assets	$1,295	$319	$2,452	$2,684	$609	$741
On-balance sheet liabilities
Short-term borrowings	$—	$—	$1,032	$1,073	$—	$—
Long-term debt	641	155	12	17	516	646
All other liabilities	—	—	—	—	1	1
Total liabilities	$641	$155	$1,044	$1,090	$517	$647

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2014 and 2013, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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
The Corporation resecuritized $14.4 billion and $26.5 billion of securities in 2014 and 2013. Resecuritizations in 2014 included $1.5 billion of AFS securities, and gains on sale of $71 million were recorded. Other securities transferred into resecuritization vehicles during 2014 and 2013 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors. The Corporation may transfer assets into the trusts and may also serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates. Should the Corporation be unable to remarket the tendered certificates, it may be obligated to purchase them at par under standby liquidity facilities. The Corporation also provides credit enhancement to investors in certain municipal bond trusts whereby the Corporation guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond.

Bank of America 2014 196

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.1 billion at both December 31, 2014 and 2013. The weighted-average remaining life of bonds held in the trusts at December 31, 2014 was 7.2 years. There were no material write-downs or downgrades of assets or issuers during 2014 and 2013.
Automobile and Other Securitization Trusts
The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At December 31, 2014 and 2013, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $1.9 billion and $2.5 billion, including trusts collateralized by automobile loans of $400 million and $877 million, student loans of $609 million and $741 million, and other loans of $876 million and $911 million.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2014 and 2013.

Other VIEs

	December 31
	2014			2013
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$7,981	$12,391	$20,372	$9,716	$12,523	$22,239
On-balance sheet assets
Trading account assets	$1,575	$355	$1,930	$3,769	$1,420	$5,189
Derivative assets	5	284	289	3	739	742
Debt securities carried at fair value	—	483	483	—	1,944	1,944
Loans and leases	4,020	2,693	6,713	4,609	270	4,879
Allowance for loan and lease losses	(6)	—	(6)	(6)	—	(6)
Loans held-for-sale	1,267	814	2,081	998	85	1,083
All other assets	1,641	6,374	8,015	1,734	6,167	7,901
Total	$8,502	$11,003	$19,505	$11,107	$10,625	$21,732
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$77	$—	$77
Long-term debt (1)	1,834	—	1,834	4,487	—	4,487
All other liabilities	105	2,643	2,748	93	2,538	2,631
Total	$1,939	$2,643	$4,582	$4,657	$2,538	$7,195
Total assets of VIEs	$8,502	$41,467	$49,969	$11,107	$38,505	$49,612

(1)
Includes $584 million, $0 and $780 million of long-term debt at December 31, 2014 and $1.2 billion, $1.3 billion and $780 million of long-term debt at December 31, 2013 issued by consolidated customer vehicles, CDO vehicles and investment vehicles, respectively, which has recourse to the general credit of the Corporation.

Customer Vehicles
Customer vehicles include credit-linked, equity-linked and commodity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument. The Corporation may transfer assets to and invest in securities issued by these vehicles. The Corporation typically enters into credit, equity, interest rate, commodity or foreign currency derivatives to synthetically create or alter the investment profile of the issued securities.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $4.7 billion and $5.9 billion at December 31, 2014 and 2013, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $658 million and $748 million at December 31, 2014 and 2013, that are included in the table above.
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

197 Bank of America 2014

The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $780 million and $2.1 billion at December 31, 2014 and 2013. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.
At December 31, 2014, the Corporation had $1.2 billion of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation’s behalf. For additional information, see Note 12 – Commitments and Contingencies.
Investment Vehicles
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2014 and 2013, the Corporation’s consolidated investment vehicles had total assets of $1.1 billion and $1.2 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $11.2 billion and $5.5 billion at December 31, 2014 and 2013. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $5.1 billion and $4.2 billion at December 31, 2014 and 2013 comprised primarily of on-balance sheet assets less non-recourse liabilities.
The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $660 million and $2.5 billion, including a funded balance of $431 million and $1.9 billion at December 31, 2014 and 2013, which were classified in other debt securities carried at fair value.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $3.3 billion and $3.8 billion at December 31, 2014 and 2013. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Real Estate Vehicles
The Corporation held investments in unconsolidated real estate vehicles of $6.2 billion and $5.8 billion at December 31, 2014 and 2013, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The

Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.
Other Asset-backed Financing Arrangements
The Corporation transferred pools of financial assets to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At December 31, 2014 and 2013, the Corporation’s maximum loss exposure under these financing arrangements was $77 million and $1.1 billion, substantially all of which is classified in loans and leases. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.
NOTE 7 Representations and Warranties Obligations and Corporate Guarantees
Background
The Corporation securitizes first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sells pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monoline insurers or other financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies make or have made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, subsequent to repurchasing the loan, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that it may receive.
Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor, where the contract so provides. In the case of private-label securitizations, the applicable agreements may permit investors,

Bank of America 2014 198

which may include the GSEs, with sufficient holdings to direct or influence action by the securitization trustee. In the case of loans sold to parties other than the GSEs or GNMA, the Corporation believes the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer or other financial guarantor (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language. Currently, the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the claims are typically resolved promptly. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan’s performance.
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
Settlement Actions
The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, including various settlements with the GSEs, including settlement amounts which have been significant, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims. The Corporation’s liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation’s results of operations or cash flows for any particular reporting period. The following provides a summary of the larger bulk settlement actions during the past few years.
FHFA Settlement
On March 25, 2014, the Corporation entered into a settlement with the Federal Housing Finance Agency (FHFA) as conservator of FNMA and Freddie Mac (FHLMC) to resolve (1) all outstanding RMBS litigation between FHFA, FNMA and FHLMC, and the Corporation and its affiliates, and (2) other legacy contract claims related to representations and warranties (collectively, the FHFA Settlement). In connection with the FHFA Settlement, on April 1, 2014, the Corporation paid FNMA and FHLMC, collectively $9.5 billion and received from them RMBS with a fair market value of approximately $3.2 billion, for a net cost of $6.3 billion.
Freddie Mac Settlement
On November 27, 2013, the Corporation entered into an agreement with FHLMC under which the Corporation paid FHLMC a total of $391 million to resolve all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breach of selling representations and warranties related to loans that had been sold directly to FHLMC by entities related to Bank of America, N.A. from January 1, 2000 to December 31, 2009, subject to certain exceptions which the Corporation does not expect to be material, and to compensate FHLMC for certain past losses and potential future losses relating to denials, rescissions and cancellations of MI.
Fannie Mae Settlement
On January 6, 2013, the Corporation entered into an agreement with FNMA to resolve substantially all outstanding and potential repurchase and certain other claims related to the origination, sale and delivery of residential mortgage loans originated from January 1, 2000 through December 31, 2008 and sold directly to FNMA by entities related to Countrywide and BANA.
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
This agreement also clarified the parties’ obligations with respect to MI including establishing timeframes for certain payments and other actions, setting parameters for potential bulk settlements and providing for cooperation in future dealings with mortgage insurers. For additional information, see Open Mortgage Insurance Rescission Notices in this Note.
In addition, pursuant to a separate agreement, the Corporation settled substantially all of FNMA’s outstanding and future claims for compensatory fees arising out of foreclosure delays through December 31, 2012. Collectively, these agreements are referred to herein as the FNMA Settlement.
Monoline Settlements
FGIC Settlement
On April 7, 2014, the Corporation entered into a settlement with Financial Guaranty Insurance Company (FGIC) for certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance. In addition, on April 11, 2014, separate settlements were entered into with the Bank of New York Mellon (BNY Mellon) as trustee with respect to seven of those trusts; settlements on two additional trusts with BNY Mellon as trustee were entered into on May 15, 2014 and May 28, 2014. The agreements resolved

199 Bank of America 2014

all outstanding litigation between FGIC and the Corporation, as well as outstanding and potential claims by FGIC and the trustee related to alleged representations and warranties breaches and other claims involving certain second-lien RMBS trusts for which FGIC provided financial guarantee insurance. The Corporation made payments totaling $950 million under the FGIC and trust settlements.
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
Under the MBIA Settlement, all pending litigation between the parties was dismissed and each party received a global release of those claims. The Corporation made a settlement payment to MBIA of $1.6 billion in cash and transferred to MBIA approximately $95 million in fair market value of notes issued by MBIA and previously held by the Corporation. In addition, MBIA issued to the Corporation warrants to purchase up to approximately 4.9 percent of MBIA’s currently outstanding common stock, at an exercise price of $9.59 per share, which may be exercised at any time prior to May 2018. In addition, the Corporation provided a senior secured $500 million credit facility to an affiliate of MBIA, which has since been repaid and terminated.
The parties also terminated various CDS transactions entered into between the Corporation and an MBIA-affiliate, LaCrosse Financial Products, LLC, and guaranteed by MBIA, which constituted all of the outstanding CDS protection agreements purchased by the Corporation from MBIA on commercial mortgage-backed securities. Collectively, those CDS transactions had a notional amount of $7.4 billion and a fair value of $813 million as of March 31, 2013. The parties also terminated certain other trades in order to close out positions between the parties. The termination of these trades did not have a material impact on the Corporation’s financial statements.
Syncora Settlement
On July 17, 2012, the Corporation entered into a settlement with a monoline insurer, Syncora Guarantee Inc. and Syncora Holdings, Ltd. (Syncora), to resolve all of Syncora’s outstanding and potential claims related to alleged representations and warranties breaches involving eight first- and six second-lien private-label securitization trusts where it provided financial guarantee insurance. The settlement covered private-label securitization trusts that had an original principal balance of first-lien mortgages of approximately $9.6 billion and second-lien mortgages of approximately $7.7 billion. The settlement provided for a cash payment of $375 million to Syncora and other transactions to terminate certain other relationships among the parties.

Settlement with the Bank of New York Mellon, as Trustee
On June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which was subsequently merged with and into BANA in July 2011), and its Countrywide affiliates entered into a settlement agreement with BNY Mellon as trustee (the Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525 Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) containing loans principally originated between 2004 and 2008 for which BNY Mellon acts as trustee or indenture trustee (BNY Mellon Settlement). The Covered Trusts had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and total outstanding principal and unpaid principal balance of loans that had defaulted (collectively, unpaid principal balance) of approximately $220 billion at June 28, 2011, of which $217 billion was originated between 2004 and 2008. The BNY Mellon Settlement is supported by a group of 22 institutional investors (the Investor Group) and is subject to final court approval and certain other conditions.
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

Bank of America 2014 200

On January 31, 2014, the court issued a decision, order and judgment approving the BNY Mellon Settlement. The court overruled the objections to the settlement, holding that the Trustee, BNY Mellon, acted in good faith, within its discretion and within the bounds of reasonableness in determining that the settlement agreement was in the best interests of the covered trusts. The court declined to approve the Trustee’s conduct only with respect to the Trustee’s consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. On February 21, 2014, final judgment was entered and the Trustee filed a notice of appeal regarding the court’s ruling on loan modification claims in the settlement. Certain objectors to the settlement filed cross-appeals appealing the court’s approval of the settlement, some of whom subsequently withdrew their objections. All appeals were fully briefed by September 22, 2014, and oral argument was held on October 23, 2014. The court’s January 31, 2014 decision, order and judgment remain subject to these appeals and it is not possible at this time to predict when the court approval process will be completed.
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
Unresolved Repurchase Claims
Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty or the representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution. Certain of the claims the Corporation receives are duplicate claims which represent more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews.
The table below presents unresolved repurchase claims at December 31, 2014 and 2013. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 12 – Commitments and Contingencies.

Unresolved Repurchase Claims by Counterparty and Product Type

	December 31
(Dollars in millions)	2014	2013
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (1, 2)	$24,489	$17,953
Monolines (3)	1,087	1,532
GSEs	59	170
Total gross claims	25,635	19,655
Duplicate claims (4)	(3,213)	(961)
Total unresolved repurchase claims by counterparty, net of duplicate claims (2)	$22,422	$18,694
By product type
Prime loans	$587	$623
Alt-A	2,397	2,259
Home equity	2,221	1,905
Pay option	6,294	5,780
Subprime	13,928	8,928
Other	208	160
Total	25,635	19,655
Duplicate claims (4)	(3,213)	(961)
Total unresolved repurchase claims by product type, net of duplicate claims (2)	$22,422	$18,694

(1)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(2)
Includes $14.1 billion and $13.8 billion of claims based on individual file reviews and $10.4 billion and $4.1 billion of claims submitted without individual file reviews at December 31, 2014 and 2013.

(3)	At December 31, 2014, substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer.

(4)
Represents more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews. The December 31, 2014 amount includes approximately $2.9 billion of duplicate claims related to private-label investors submitted without individual loan file reviews.

During 2014, the Corporation received $7.6 billion in new repurchase claims, including $6.3 billion of claims submitted without individual loan file reviews and $730 million of claims based on individual loan file reviews submitted by private-label securitization trustees and a financial guarantee provider, $347 million submitted by the GSEs for both Countrywide and legacy Bank of America originations not covered by the bulk settlements with the GSEs, and $265 million submitted by whole-loan investors. During 2014, $2.0 billion in claims were resolved. Of the claims resolved, $856 million were resolved through settlement, $535 million were resolved through rescissions and $594 million were resolved through mortgage repurchases and make-whole payments to GSEs, private-label securitization trusts and whole-loan investors.
The continued increase in the notional amount of unresolved repurchase claims during 2014 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impacts overall claim quality and, therefore, claims

201 Bank of America 2014

resolution, (3) the lack of an established process to resolve disputes related to these claims, (4) the submission of claims where the Corporation believes the statute of limitations has expired under current law and (5) the submission of duplicate claims, often in multiple submissions, on the same loan. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to support a claim. Absent any settlements, the Corporation expects unresolved repurchase claims related to private-label securitizations to increase as such claims continue to be submitted and there is not an established process for the ultimate resolution of such claims on which there is a disagreement.
In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty and Product Type table, the Corporation has received notifications pertaining to loans for which the Corporation has not received a repurchase request from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions and that the Corporation may owe indemnity obligations. These notifications totaled $2.0 billion and $737 million at December 31, 2014 and 2013.
The Corporation also from time to time receives correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. The Corporation believes such communications to be procedurally and/or substantively invalid, and generally does not respond to such correspondence.
The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and other communication, as discussed above, are all factors that inform the Corporation’s estimated liability for obligations under representations and warranties and the corresponding estimated range of possible loss.
Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations. At December 31, 2014 and 2013, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $1.1 billion and $1.5 billion. Substantially all of the remaining unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. There may be additional claims or file requests in the future.
As a result of various settlements with the GSEs, the Corporation has resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, the Corporation’s exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $18.3 billion and loans with certain defects excluded from the settlements that the Corporation does not believe will be material, such as certain specified violations of the GSEs’ charters, fraud and title defects. As of December 31, 2014, of the $18.3 billion, approximately $15.8 billion in principal has been paid and $956 million in principal has defaulted or was severely delinquent. The notional amount of unresolved repurchase claims submitted by the GSEs was $48 million related to these vintages.

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
The Corporation’s estimated liability at December 31, 2014 for obligations under representations and warranties given to the GSEs and the corresponding estimated range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation’s experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors.
The Corporation’s estimate of the non-GSE representations and warranties liability and the corresponding estimated range of possible loss at December 31, 2014 considers, among other things, implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claim activity, notification of potential indemnification obligations, its experience with various counterparties, recent court decisions related to the statute of limitations as summarized below and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.
A factor that impacts the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures is the likelihood that claims will be presented, which is impacted by a number of factors, including contractual provisions that investors meet certain presentation thresholds under the non-GSE securitization agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements allow investors to direct the securitization trustee to

Bank of America 2014 202

investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. However, in certain circumstances the Corporation believes that trustees have presented repurchase claims without requiring investors to meet contractual voting rights thresholds. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, claimants have come forward on certain securitizations and the Corporation believes it is probable that other claimants may continue to come forward with claims that meet the contractual requirements of other securitizations. Although the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where the Corporation has had little to no claim activity, or where the applicable statute of limitations has expired, these exposures are included in the estimated range of possible loss. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Estimated Range of Possible Loss in this Note.
The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees

(Dollars in millions)	2014	2013
Liability for representations and warranties and corporate guarantees, January 1	$13,282	$19,021
Additions for new sales	8	36
Net reductions	(1,892)	(6,615)
Provision	683	840
Liability for representations and warranties and corporate guarantees, December 31	$12,081	$13,282
The representations and warranties liability represents the Corporation’s best estimate of probable incurred losses as of December 31, 2014. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. Although the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has had little to no claim activity or where the applicable statute of limitations has expired, these exposures are included in the estimated range of possible loss.
Government-sponsored Enterprises Experience
Settlements with the GSEs have resolved substantially all outstanding and potential mortgage repurchase and make-whole claims relating to the origination, sale and delivery of residential mortgage loans that were sold directly to FNMA through June 30, 2012 and to FHLMC through December 31, 2009, subject to certain exclusions, which the Corporation does not expect will be material.

Private-label Securitizations and Whole-loan Sales Experience
In private-label securitizations, the applicable contracts contain provisions that investors meet certain presentation thresholds to direct a trustee to assert repurchase claims. However, in certain circumstances, the Corporation believes that trustees have presented repurchase claims without requiring investors to meet contractual voting rights thresholds. Continued high levels of new private-label claims are primarily the result of repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement.
A December 2013 decision by the New York intermediate appellate court held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. That decision has been applied by the state and federal courts in several RMBS lawsuits in which the Corporation is not a party, resulting in the dismissal as untimely of claims involving representations and warranties made more than six years prior to the initiation of the lawsuit. Unless overturned by New York’s highest appellate court, which has taken the case for review, this decision would apply to representations and warranties claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits the Corporation has received or may receive involve representations and warranties claims where the statute of limitations has expired under this ruling and has not been tolled by agreement and which the Corporation therefore believes would be untimely. The Corporation believes this ruling may have had an influence on requests for tolling agreements and the pace of lawsuits filed by private-label securitization trustees prior to the expiration of the statute of limitations. In addition, it is possible that in response to the statute of limitations rulings, parties seeking to pursue representations and warranties claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor and/or issuer has run, may pursue alternate legal theories of recovery and/or assert claims against other contractual parties. For example, in 2014, institutional investors filed lawsuits against trustees alleging failure to pursue representations and warranties claims and servicer defaults based upon alleged contractual, statutory and tort theories of liability. The impact on the Corporation, if any, of such alternative legal theories or assertions is unclear.
The private-label securitization agreements generally require that counterparties have the ability to both assert a representations and warranties claim and to actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. Private-label securitization investors generally do not have the contractual right to demand repurchase

203 Bank of America 2014

of loans directly or the right to access loan files directly. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.
Certain whole-loan investors have engaged with the Corporation in a consistent repurchase process and the Corporation has used that and other experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and subsequent activity with certain counterparties led to the determination that the Corporation had sufficient experience to record a liability related to its exposure on certain private-label securitizations, including certain private-label securitizations sponsored by third-party whole-loan investors, however, it did not provide sufficient experience to record a liability related to other private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole-loan sales, as well as certain private-label securitizations impacted by recent court rulings on the statute of limitations, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. The Corporation’s estimated range of possible loss related to representations and warranties exposures as of December 31, 2014 included possible losses related to these whole-loan sales and private-label securitizations.
The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties in connection with the sale of whole loans and the whole-loan investors may retain the right to make repurchase claims even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors; in other third-party securitizations, the whole-loan investor’s rights to enforce the representations and warranties were transferred to the securitization trustees. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation’s denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Although the timeline for resolution varies, if the Corporation agrees that there is a breach that meets contractual requirements for repurchase, the claim is generally resolved promptly. When a claim has been denied and the Corporation does not hear from the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
At December 31, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $24.5 billion, including $3.2 billion of duplicate claims primarily submitted without a loan file review. These repurchase claims include claims in the amount of $4.7 billion, net of duplicate claims, where the Corporation believes the statute of limitations has expired under current law. The Corporation has performed an initial review with respect to substantially all of these claims and although the Corporation does not believe a valid basis for repurchase has been established by the claimant, it considers claims activity in the computation of its liability for representations and warranties.
Monoline Insurers Experience
During 2014, the Corporation had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to settlements with several monoline insurers and ongoing litigation with a single monoline insurer. To the extent the Corporation received repurchase claims from the monolines that were properly presented, it generally reviewed them on a loan-by-loan basis. Where the Corporation agrees that there has been a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies that meets contractual requirements for repurchase, settlement is generally reached as to that loan within 60 to 90 days. For more information related to the monolines, see Note 12 – Commitments and Contingencies.
Open Mortgage Insurance Rescission Notices
In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices).
For loans sold to the GSEs or private-label securitization trusts (including those wrapped by the monoline insurers), MI rescission notices may give rise to a claim for breach of representations and warranties, depending on the terms of governing contracts. If the governing contract requires the Corporation to repurchase the affected loan or indemnify the investor for the related loss due to MI rescissions, the Corporation may realize the loss without the benefit of MI. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments as a result of alleged foreclosure delays thus reducing the MI proceeds available to offset the loss on the loan.
In certain settlements with the GSEs, the Corporation has generally agreed to pay the amount of MI coverage to the GSEs for loans that are the subject of MI rescission notices. Depending on the terms of settlement agreements or lack thereof with the mortgage insurance companies, the Corporation may collect only a portion of the amounts paid to the GSEs from the mortgage insurance companies.
The Corporation had approximately 65,000 open MI rescission notices at December 31, 2014 compared to 101,000 at December 31, 2013. The decline results primarily from settlements with certain MI companies that have been approved by the GSEs. Open MI rescission notices at December 31, 2014 included approximately 17,000 pertaining principally to first-lien mortgages sold to the GSEs and other investors as well as loans held-for-investment. At December 31, 2014, the Corporation also had approximately 48,000 open MI rescission notices pertaining to second-lien mortgages which are implicated in ongoing litigation with a mortgage insurance company where no loan-level review is currently contemplated nor required to preserve the Corporation’s legal rights. In this litigation, the litigating mortgage insurance company is also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions.

Bank of America 2014 204

Estimated Range of Possible Loss
The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at December 31, 2014. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider losses related to servicing (except as such losses are included as potential costs of the BNY Mellon Settlement), including foreclosure and related costs, fraud, indemnity, or claims (including for RMBS) related to securities law or monoline insurance litigations. Losses with respect to one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.
Cash Payments
The Loan Repurchases and Indemnification Payments table presents first-lien and home equity loan repurchases and indemnification payments made by the Corporation to reimburse the investor or securitization trust for losses they incurred, and to resolve repurchase claims. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Loan repurchases or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while repurchases or indemnification payments related to home equity loans primarily involved the monoline insurers.

Loan Repurchases and Indemnification Payments (excluding cash payments for settlements)

	December 31
	2014			2013
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$211	$241	$79	$746	$784	$149
Indemnification payments	624	233	233	661	383	383
Total first-lien	835	474	312	1,407	1,167	532
Home equity, indemnification payments	22	22	22	74	77	77
Total first-lien and home equity	$857	$496	$334	$1,481	$1,244	$609
The amounts in the table above exclude payments made in connection with the FHFA Settlement, the 2013 settlements with FHLMC and FNMA, and amounts paid in monoline settlements during 2014 and 2013, including payments made directly to securitization trusts.

205 Bank of America 2014

NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2014 and 2013. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2014	2013
Consumer & Business Banking	$31,681	$31,681
Global Wealth & Investment Management	9,698	9,698
Global Banking	22,377	22,377
Global Markets	5,197	5,197
All Other	824	891
Total goodwill	$69,777	$69,844
For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. The goodwill impairment test involves comparing the fair value of each reporting unit with its carrying value, including goodwill, as measured by allocated equity. During 2014, the Corporation made refinements to the amount of capital allocated to each of its businesses based on multiple considerations that included, but were not limited to, risk-weighted assets measured under the Basel 3 Standardized and Advanced approaches, business segment exposures and risk profile, and strategic plans. As a result of this process, in 2014, the Corporation adjusted the amount of capital being allocated to its business segments. This change resulted in a reduction of the unallocated capital, which is reflected in All Other, and an aggregate increase to the amount of capital being allocated to the business segments. An increase in allocated capital in the business segments generally results in a reduction of the excess of the fair value over the carrying value and a reduction to the estimated fair value as a percentage of allocated carrying value for an individual reporting unit.
There was no goodwill in Consumer Real Estate Services at December 31, 2014 and 2013.
Annual Impairment Tests
During the three months ended September 30, 2014 and 2013, the Corporation completed its annual goodwill impairment test as of June 30 for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment.
Intangible Assets
The table below presents the gross carrying value and accumulated amortization for intangible assets at December 31, 2014 and 2013.

Intangible Assets (1, 2)

	December 31
	2014			2013
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,504	$4,527	$977	$6,160	$4,849	$1,311
Core deposit intangibles	1,779	1,382	397	3,592	3,055	537
Customer relationships	4,025	2,648	1,377	4,025	2,281	1,744
Affinity relationships	1,565	1,283	282	1,575	1,197	378
Other intangibles	2,045	466	1,579	2,045	441	1,604
Total intangible assets	$14,918	$10,306	$4,612	$17,397	$11,823	$5,574

(1)	Excludes fully amortized intangible assets.

(2)	At December 31, 2014 and 2013, none of the intangible assets were impaired.
The table below presents intangible asset amortization expense for 2014, 2013 and 2012.

Amortization Expense

(Dollars in millions)	2014	2013	2012
Purchased credit card and Affinity relationships	$415	$475	$556
Core deposit intangibles	140	197	254
Customer relationships	355	371	391
Other intangibles	26	43	63
Total amortization expense	$936	$1,086	$1,264

Bank of America 2014 206

The table below presents estimated future intangible asset amortization expense at December 31, 2014.

Estimated Future Amortization Expense

(Dollars in millions)	2015	2016	2017	2018	2019
Purchased credit card and Affinity relationships	$358	$299	$239	$180	$121
Core deposit intangibles	122	105	91	80	7
Customer relationships	340	325	310	302	286
Other intangibles	16	9	6	3	1
Total estimated future amortization expense	$836	$738	$646	$565	$415
NOTE 9 Deposits
The Corporation had U.S. certificates of deposit and other U.S. time deposits of $100 thousand or more totaling $32.4 billion and $38.3 billion at December 31, 2014 and 2013. Non-U.S. certificates of deposit and other non-U.S. time deposits of $100 thousand or more totaled $14.0 billion and $26.2 billion at December 31, 2014 and 2013. The table below presents the contractual maturities for time deposits of $100 thousand or more at December 31, 2014.

Time Deposits of $100 Thousand or More

(Dollars in millions)	Three Months or Less	Over Three Months to Twelve Months	Thereafter	Total
U.S. certificates of deposit and other time deposits	$15,327	$14,134	$2,948	$32,409
Non-U.S. certificates of deposit and other time deposits	12,446	1,308	253	14,007
The scheduled contractual maturities for total time deposits at December 31, 2014 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2015	$61,439	$14,165	$75,604
Due in 2016	4,119	176	4,295
Due in 2017	1,532	38	1,570
Due in 2018	775	—	775
Due in 2019	830	35	865
Thereafter	1,734	—	1,734
Total time deposits	$70,429	$14,414	$84,843

207 Bank of America 2014

NOTE 10 Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings
The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	2014		2013		2012
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds sold
At December 31	$—	—%	$—	—%	$600	0.54%
Average during year	3	0.90	7	0.69	351	0.43
Maximum month-end balance during year	12	n/a	35	n/a	600	n/a
Securities borrowed or purchased under agreements to resell
At December 31	191,823	0.47	190,328	0.60	219,324	0.92
Average during year	222,480	0.47	224,324	0.55	235,691	0.64
Maximum month-end balance during year	240,110	n/a	249,791	n/a	252,985	n/a
Federal funds purchased
At December 31	14	—	186	—	1,151	0.17
Average during year	147	0.05	191	0.06	384	0.11
Maximum month-end balance during year	213	n/a	195	n/a	1,211	n/a
Securities loaned or sold under agreements to repurchase
At December 31	201,263	0.98	197,920	0.92	292,108	1.11
Average during year	215,645	0.99	257,409	0.81	281,516	0.98
Maximum month-end balance during year	239,984	n/a	319,608	n/a	319,401	n/a
Short-term borrowings
At December 31	31,172	1.47	45,999	1.55	30,731	3.08
Average during year	41,886	1.08	43,816	1.89	36,500	2.22
Maximum month-end balance during year	51,409	n/a	48,387	n/a	40,129	n/a
n/a = not applicable
Bank of America, N.A. maintains a global program to offer up to a maximum of $75 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $14.6 billion and $15.1 billion at December 31, 2014 and 2013. These short-term bank notes, along with Federal Home Loan Bank (FHLB) advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in short-term borrowings on the Consolidated Balance Sheet.
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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2014 and 2013. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.
The “Other” amount in the table, which is included on the Consolidated Balance Sheet in accrued expenses and other liabilities, relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability, representing the obligation to return those securities.
Gross assets and liabilities in the table include activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries and, accordingly, these are reported on a gross basis.

Bank of America 2014 208

The column titled “Financial Instruments” in the table includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to the net balance sheet amount in this table to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is not certain is not included.

Securities Financing Agreements

	December 31, 2014
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell (1)	$316,567	$(124,744)	$191,823	$(145,573)	$46,250

Securities loaned or sold under agreements to repurchase	$326,007	$(124,744)	$201,263	$(164,306)	$36,957
Other	11,641	—	11,641	(11,641)	—
Total	$337,648	$(124,744)	$212,904	$(175,947)	$36,957

	December 31, 2013
Securities borrowed or purchased under agreements to resell (1)	$272,296	$(81,968)	$190,328	$(157,132)	$33,196

Securities loaned or sold under agreements to repurchase	$279,888	$(81,968)	$197,920	$(160,111)	$37,809
Other	10,871	—	10,871	(10,871)	—
Total	$290,759	$(81,968)	$208,791	$(170,982)	$37,809

(1)	Excludes repurchase activity of $5.6 billion and $4.1 billion reported in Loans and leases at December 31, 2014 and 2013.

209 Bank of America 2014

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2014 and 2013, and the related contractual rates and maturity dates as of December 31, 2014.

	December 31
(Dollars in millions)	2014	2013
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted-average rate of 4.67%, ranging from 1.25% to 8.83%, due 2015 to 2044	$113,069	$109,845
Floating, with a weighted-average rate of 1.32%, ranging from 0.09% to 4.98%, due 2015 to 2044	14,559	22,268
Senior structured notes	22,168	30,575
Subordinated notes:
Fixed, with a weighted-average rate of 4.91%, ranging from 0.80% to 10.20%, due 2015 to 2038	26,995	22,379
Floating, with a weighted-average rate of 0.97%, ranging from 0.01% to 3.16%, due 2016 to 2026	1,705	1,798
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.78%, ranging from 5.25% to 8.05%, due 2027 to perpetual	6,722	6,685
Floating, with a weighted-average rate of 0.92%, ranging from 0.78% to 1.24%, due 2027 to 2056	553	553
Total notes issued by Bank of America Corporation	185,771	194,103
Notes issued by Bank of America, N.A. (1)
Senior notes:
Fixed, with a weighted-average rate of 1.98%, ranging from 0.08% to 7.72%, due 2015 to 2187	2,893	1,670
Floating, with a weighted-average rate of 0.60%, ranging from 0.36% to 0.70%, due 2015 to 2041	5,686	3,684
Subordinated notes:
Fixed, with a weighted-average rate of 5.68%, ranging from 5.30% to 6.10%, due 2016 to 2036	4,921	4,876
Floating, with a weighted-average rate of 0.53%, ranging from 0.26% to 0.54%, due 2016 to 2019	1,401	1,401
Advances from Federal Home Loan Banks:
Fixed, with a weighted-average rate of 5.34%, ranging from 0.01% to 7.72%, due 2015 to 2034	183	1,441
Floating, with a weighted-average rate of 0.26%, ranging from 0.24% to 0.30%, due 2015 to 2016	10,500	3,001
Securitizations and other BANA VIEs	9,882	13,367
Total notes issued by Bank of America, N.A.	35,466	29,440
Other debt
Senior notes:
Fixed, with a rate of 5.50%, due 2017 to 2021	1	194
Floating, with a rate of 1.88%, due 2015	21	115
Structured liabilities	15,971	16,913
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 7.14%, ranging from 7.00% to 7.28%, perpetual	339	340
Floating, with a rate of 0.86%, due 2027	66	66
Nonbank VIEs	3,425	6,081
Other	2,079	2,422
Total other debt	21,902	26,131
Total long-term debt	$243,139	$249,674

(1)	On October 1, 2014, FIA Card Services, N.A. was merged into Bank of America, N.A.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. Dollars or foreign currencies. At December 31, 2014 and 2013, the amount of foreign currency-denominated debt translated into U.S. Dollars included in total long-term debt was $51.9 billion and $73.4 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. Dollars.
At December 31, 2014, long-term debt of consolidated VIEs in the table above included debt of credit card, home equity and all other VIEs of $8.4 billion, $1.1 billion and $3.8 billion, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs. For additional information, see Note 6 – Securitizations and Other Variable Interest Entities.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 4.06 percent, 4.65 percent and 0.84 percent, respectively, at December 31, 2014 and 4.37 percent, 5.14 percent and 0.92 percent, respectively, at December 31,

2013. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
Certain senior structured notes are accounted for under the fair value option. For more information on these senior structured notes, see Note 21 – Fair Value Option.
The table below shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2014. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or

Bank of America 2014 210

security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.
During 2014, the Corporation had total long-term debt maturities and purchases of $53.7 billion consisting of $33.9 billion for Bank of America Corporation, $8.9 billion for Bank of America, N.A. and $10.9 billion of other debt. During 2013, the

Corporation had total long-term debt maturities and purchases of $65.6 billion consisting of $39.3 billion for Bank of America Corporation, $16.0 billion for Bank of America, N.A. and $10.3 billion of other debt. In 2013, in a combination of tender offers, calls and open-market transactions, the Corporation purchased senior and subordinated long-term debt with a carrying value of $9.2 billion and recorded net losses of $59 million in connection with these transactions.

Long-term Debt by Maturity

(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Bank of America Corporation
Senior notes	$14,905	$17,373	$18,935	$20,006	$16,206	$40,203	$127,628
Senior structured notes	5,558	2,825	1,791	1,885	1,526	8,583	22,168
Subordinated notes	1,221	5,074	5,219	2,951	1,580	12,655	28,700
Junior subordinated notes	—	—	—	—	—	7,275	7,275
Total Bank of America Corporation	21,684	25,272	25,945	24,842	19,312	68,716	185,771
Bank of America, N.A. (1)
Senior notes	777	2,498	5,162	—	19	123	8,579
Subordinated notes	—	1,069	3,553	—	1	1,699	6,322
Advances from Federal Home Loan Banks	4,503	6,003	10	10	16	141	10,683
Securitizations and other Bank VIEs (2)	1,151	1,298	3,554	—	2,450	1,429	9,882
Total Bank of America, N.A.	6,431	10,868	12,279	10	2,486	3,392	35,466
Other debt
Senior notes	21	—	1	—	—	—	22
Structured liabilities	2,314	2,133	2,296	1,281	1,027	6,920	15,971
Junior subordinated notes	—	—	—	—	—	405	405
Nonbank VIEs (2)	20	348	255	102	27	2,673	3,425
Other	254	927	429	45	4	420	2,079
Total other debt	2,609	3,408	2,981	1,428	1,058	10,418	21,902
Total long-term debt	$30,724	$39,548	$41,205	$26,280	$22,856	$82,526	$243,139

(1)	On October 1, 2014, FIA Card Services, N.A. was merged into Bank of America, N.A.

(2)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.
Trust Preferred and Hybrid Securities
Trust preferred securities (Trust Securities) are primarily issued by trust companies (the Trusts) that are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts generally are junior subordinated deferrable interest notes of the Corporation or its subsidiaries (the Notes). The Trusts generally are 100 percent-owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the long-term debt table on page 210.
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

211 Bank of America 2014

The Trust Securities Summary table details the outstanding Trust Securities and the related Notes previously issued which remained outstanding at December 31, 2014. For more information on Trust Securities for regulatory capital purposes, see Note 16 – Regulatory Requirements and Restrictions.

Trust Securities Summary
(Dollars in millions)
		December 31, 2014
Issuer	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Trust Securities	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
Bank of America
Capital Trust VI	March 2005	$36	$37	March 2035	5.63%	Semi-Annual	Any time
Capital Trust VII (1)	August 2005	7	7	August 2035	5.25	Semi-Annual	Any time
Capital Trust VIII	August 2005	524	540	August 2035	6.00	Quarterly	On or after 8/25/10
Capital Trust XI	May 2006	658	678	May 2036	6.63	Semi-Annual	Any time
Capital Trust XV	May 2007	1	1	June 2056	3-mo. LIBOR +80 bps	Quarterly	On or after 6/01/37
NationsBank
Capital Trust III	February 1997	131	136	January 2027	3-mo. LIBOR +55 bps	Quarterly	On or after 1/15/07
BankAmerica
Capital III	January 1997	103	106	January 2027	3-mo. LIBOR +57 bps	Quarterly	On or after 1/15/02
Barnett
Capital III	January 1997	64	66	February 2027	3-mo. LIBOR +62.5 bps	Quarterly	On or after 2/01/07
Fleet
Capital Trust V	December 1998	79	82	December 2028	3-mo. LIBOR +100 bps	Quarterly	On or after 12/18/03
BankBoston
Capital Trust III	June 1997	53	55	June 2027	3-mo. LIBOR +75 bps	Quarterly	On or after 6/15/07
Capital Trust IV	June 1998	102	106	June 2028	3-mo. LIBOR +60 bps	Quarterly	On or after 6/08/03
MBNA
Capital Trust B	January 1997	70	73	February 2027	3-mo. LIBOR +80 bps	Quarterly	On or after 2/01/07
Countrywide
Capital III	June 1997	200	206	June 2027	8.05	Semi-Annual	Only under special event
Capital IV	April 2003	500	515	April 2033	6.75	Quarterly	On or after 4/11/08
Capital V	November 2006	1,495	1,496	November 2036	7.00	Quarterly	On or after 11/01/11
Merrill Lynch
Preferred Capital Trust III	January 1998	750	901	Perpetual	7.00	Quarterly	On or after 3/08
Preferred Capital Trust IV	June 1998	400	480	Perpetual	7.12	Quarterly	On or after 6/08
Preferred Capital Trust V	November 1998	850	1,021	Perpetual	7.28	Quarterly	On or after 9/08
Capital Trust I	December 2006	1,050	1,051	December 2066	6.45	Quarterly	On or after 12/11
Capital Trust II	May 2007	950	951	June 2067	6.45	Quarterly	On or after 6/12
Capital Trust III	August 2007	750	751	September 2067	7.375	Quarterly	On or after 9/12
Total		$8,773	$9,259

(1)	Notes are denominated in British Pound. Presentation currency is U.S. Dollar.

Bank of America 2014 212

NOTE 12 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $15.7 billion and $21.9 billion at December 31, 2014 and 2013. At December 31, 2014, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $546 million, including deferred revenue of $18 million and a reserve for unfunded lending commitments of $528 million. At December 31, 2013, the comparable amounts were $503 million, $19 million and $484 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
The table below also includes the notional amount of commitments of $9.9 billion and $13.0 billion at December 31, 2014 and 2013 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $405 million and $354 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

Credit Extension Commitments

	December 31, 2014
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$79,897	$97,583	$146,743	$18,942	$343,165
Home equity lines of credit	6,292	19,679	12,319	15,417	53,707
Standby letters of credit and financial guarantees (1)	19,259	9,106	4,519	1,807	34,691
Letters of credit	1,883	157	35	88	2,163
Legally binding commitments	107,331	126,525	163,616	36,254	433,726
Credit card lines (2)	363,989	—	—	—	363,989
Total credit extension commitments	$471,320	$126,525	$163,616	$36,254	$797,715

	December 31, 2013
Notional amount of credit extension commitments
Loan commitments	$80,799	$105,175	$133,290	$21,864	$341,128
Home equity lines of credit	4,580	16,855	21,074	14,301	56,810
Standby letters of credit and financial guarantees (1)	21,994	8,843	2,876	3,967	37,680
Letters of credit	1,263	899	4	403	2,569
Legally binding commitments	108,636	131,772	157,244	40,535	438,187
Credit card lines (2)	377,846	—	—	—	377,846
Total credit extension commitments	$486,482	$131,772	$157,244	$40,535	$816,033

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.1 billion and $8.2 billion at December 31, 2014, and $27.6 billion and $9.6 billion at December 31, 2013. Amounts include consumer SBLCs of $396 million and $453 million at December 31, 2014 and 2013.

(2)	Includes business card unused lines of credit.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
At December 31, 2014 and 2013, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $1.8 billion and $1.5 billion, which upon settlement will be included in loans or LHFS.
At December 31, 2014 and 2013, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $73.2 billion and $75.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $55.8 billion and $38.3 billion. These commitments expire within the next 12 months.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.6 billion, $2.3 billion, $1.9 billion, $1.5 billion and $1.2 billion for 2015 through 2019, respectively, and $4.9 billion in the aggregate for all years thereafter.
At December 31, 2014 and 2013, the Corporation had unfunded equity investment commitments of $57 million and $195 million.

213 Bank of America 2014

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2014 and 2013, the notional amount of these guarantees totaled $13.6 billion and $13.4 billion and the Corporation’s maximum exposure related to these guarantees totaled $3.1 billion and $3.0 billion with estimated maturity dates between 2031 and 2039. The net fair value including the fee receivable associated with these guarantees was $25 million and $39 million at December 31, 2014 and 2013, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.
Employee Retirement Protection
The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to make qualified withdrawals after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the investment manager will either terminate the contract or convert the portfolio into a high-quality fixed-income portfolio, typically all government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with significant structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried in the trading portfolio at fair value, which was insignificant at December 31, 2014. At December 31, 2014 and 2013, the notional amount of these guarantees totaled $500 million and $4.6 billion with estimated maturity dates up to 2019 if the exit option is exercised on all deals. The decline in notional amount in 2014 was primarily the result of plan sponsors terminating contracts pursuant to exit options. As of December 31, 2014, the Corporation had not made a payment under these products.
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
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. In 2014 and 2013, the sponsored entities processed and settled $647.1 billion and $623.7 billion of transactions and recorded losses of $16 million and $15 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At December 31, 2014 and 2013, the sponsored merchant processing servicers held as collateral $130 million and $203 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.
The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2014 and 2013, the maximum potential exposure for sponsored transactions totaled $269.3 billion and $258.5 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
Exchange and Clearing House Member Guarantees
The Corporation is a member of various securities and derivative exchanges and clearinghouses, both in the U.S. and other countries. As a member, the Corporation may be required to pay a pro-rata share of the losses incurred by some of these organizations as a result of another member default and under other loss scenarios. The Corporation’s potential obligations may be limited to its membership interests in such exchanges and clearinghouses, to the amount (or multiple) of the Corporation’s contribution to the guarantee fund or, in limited instances, to the full pro-rata share of the residual losses after applying the guarantee fund. The Corporation’s maximum potential exposure under these membership agreements is difficult to estimate;

Bank of America 2014 214

however, the potential for the Corporation to be required to make these payments is remote.
Prime Brokerage and Securities Clearing Services
In connection with its prime brokerage and clearing businesses, the Corporation performs securities clearance and settlement services on behalf of its clients with other brokerage firms and clearinghouses. Under these arrangements, the Corporation stands ready to meet the obligations of its clients with respect to securities transactions. The Corporation’s obligations in this respect are secured by the assets in the clients’ accounts and the accounts of their customers as well as by any proceeds received from the transactions cleared and settled by the firm on behalf of clients or their customers. The Corporation’s maximum potential exposure under these arrangements is difficult to estimate; however, the potential for the Corporation to incur material losses pursuant to these arrangements is remote.
Other Derivative Contracts
The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $527 million and $1.8 billion with commercial banks and $1.2 billion and $1.3 billion with VIEs at December 31, 2014 and 2013. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.2 billion and $6.9 billion at December 31, 2014 and 2013. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.
In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.
Payment Protection Insurance Claims Matter
In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer’s loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority, which has subsequently been replaced by the Prudential Regulation Authority (PRA) and the

Financial Conduct Authority (FCA), investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $378 million and $381 million at December 31, 2014 and 2013. The Corporation recorded expense of $621 million and $258 million in 2014 and 2013. The increase in the provision was due primarily to the volume of new complaints not decreasing as expected. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.
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
In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, certain subsidiaries of the Corporation are registered broker-dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the European Commission, the PRA, the FCA and other international, federal and state securities regulators. In connection with formal and informal inquiries, the Corporation and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of the Corporation’s regulated activities.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and

215 Bank of America 2014

estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $16.4 billion was recognized for 2014 compared to $6.1 billion for 2013.
For a limited number of the matters disclosed in this Note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its material litigation, regulatory and governmental matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $2.7 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure.
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
Bond Insurance Litigation
Ambac Countrywide Litigation
The Corporation, Countrywide and other Countrywide entities are named as defendants in an action filed on September 29, 2010 and as amended on May 28, 2013, by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (together, Ambac), entitled Ambac Assurance

Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., et al. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by Ambac on certain securitized pools of second-lien (and in one pool, first-lien) HELOCs, first-lien subprime home equity loans and fixed-rate second-lien mortgage loans. Plaintiffs allege that they have paid claims as a result of defaults in the underlying loans and assert that the Countrywide defendants misrepresented the characteristics of the underlying loans and breached certain contractual representations and warranties regarding the underwriting and servicing of the loans. Plaintiffs also allege that the Corporation is liable based on successor liability theories. Damages claimed by Ambac are in excess of $2.2 billion and include the amount of payments for current and future claims it has paid or claims it will be obligated to pay under the policies, increasing over time as it pays claims under relevant policies, plus unspecified punitive damages.
On December 30, 2014, Ambac filed a second complaint in the same court against the same defendants, claiming fraudulent inducement against Countrywide and successor and vicarious liability against the Corporation relating to eight partially Ambac-insured RMBS transactions that closed between 2005 and 2007, all backed by negative amortization pay option adjustable-rate mortgage (ARM) loans that were originated in whole or in part by Countrywide. Seven of the eight securitizations were issued and underwritten by non-parties to the litigation. Ambac claims damages in excess of $600 million consisting of all alleged past and future claims against its policies, plus other unspecified compensatory and punitive damages.
Also on December 30, 2014, Ambac filed a third action in Wisconsin Circuit Court, Dane County, against Countrywide Home Loans, Inc., claiming that it was fraudulently induced to insure portions of five securitizations issued and underwritten in 2005 by a non-party that included Countrywide originated first-lien negative amortization pay option ARM loans. The complaint claims damages in excess of $350 million for all alleged past and future Ambac insured claims payment obligations plus other unspecified compensatory and punitive damages.
Ambac First Franklin Litigation
On April 16, 2012, Ambac sued First Franklin Financial Corp., BANA, MLPF&S, Merrill Lynch Mortgage Lending, Inc. (MLML), and Merrill Lynch Mortgage Investors, Inc. in New York Supreme Court, New York County. Plaintiffs’ claims relate to guaranty insurance Ambac provided on a First Franklin securitization (Franklin Mortgage Loan Trust, Series 2007-FFC). The securitization was sponsored by MLML, and certain certificates in the securitization were insured by Ambac. The complaint alleges that defendants breached representations and warranties concerning the origination of the underlying mortgage loans and asserts claims for fraudulent inducement, breach of contract and indemnification. Plaintiffs also assert breach of contract claims against BANA based upon its servicing of the loans in the securitization. The complaint alleges that Ambac has paid hundreds of millions of dollars in claims and has accrued and continues to accrue tens of millions of dollars in additional claims, and Ambac seeks as damages the total claims it has paid and its projected claims payment obligations, as well as specific performance of defendants’ contractual repurchase obligations.

Bank of America 2014 216

On July 19, 2013, the court denied defendants’ motion to dismiss Ambac’s contract and fraud causes of action but granted dismissal of Ambac’s indemnification cause of action. In addition, the court denied defendants’ motion to dismiss Ambac’s claims for attorneys’ fees and punitive damages.
European Commission – Credit Default Swaps Antitrust Investigation
On July 1, 2013, the European Commission (Commission) announced that it had addressed a Statement of Objections (SO) to the Corporation, BANA and Banc of America Securities LLC (together, the Bank of America Entities), a number of other financial institutions, Markit Group Limited, and the International Swaps and Derivatives Association (together, the Parties). The SO sets forth the Commission’s preliminary conclusion that the Parties infringed European Union competition law by participating in alleged collusion to prevent exchange trading of CDS and futures. According to the SO, the conduct of the Bank of America Entities took place between August 2007 and April 2009. As part of the Commission’s procedures, the Parties have reviewed the evidence in the investigative file, responded to the Commission’s preliminary conclusions and attended a hearing before the Commission. If the Commission is satisfied that its preliminary conclusions are proved, the Commission has stated that it intends to impose a fine and require appropriate remedial measures.
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
The parties have settled the action for $300 million, an amount that was fully accrued as of December 31, 2014. Pursuant to the settlement, plaintiffs have stipulated to the voluntary dismissal of their remaining claims with prejudice.

In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation
Beginning in January 2009, the Corporation, as well as certain current and former officers and directors, among others, were named as defendants in a variety of actions filed in state and federal courts. The actions generally concern alleged material misrepresentations and/or omissions with respect to certain securities filings by the Corporation. The securities filings contained information with respect to events that took place from September 2008 through January 2009 contemporaneous with the Corporation’s acquisition of Merrill Lynch & Co., Inc. (Merrill Lynch). Certain federal court actions were consolidated and/or coordinated in the U.S. District Court for the Southern District of New York (the District Court) under the caption In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation.
Plaintiffs in the consolidated securities class action (the Consolidated Securities Class Action) asserted claims under Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and asserted damages based on the drop in the stock price upon subsequent disclosures. On April 5, 2013, the District Court granted final approval of the settlement of the Consolidated Securities Class Action. On November 5, 2014, the U.S. Court of Appeals for the Second Circuit affirmed the final approval of the settlement of the Consolidated Securities Class Action. On February 3, 2015, the deadline for filing a petition for writ of certiorari with the U.S. Supreme Court elapsed without any objector filing a petition.
Certain shareholders opted to pursue their claims apart from the Consolidated Securities Class Action. Following settlements in an aggregate amount that was fully accrued as of December 31, 2013, the District Court dismissed the claims of these plaintiffs with prejudice.
In addition, on January 11, 2013, the District Court approved the settlement of claims filed by plaintiffs in a derivative action in the Consolidated Securities Class Action, which also resolved a consolidated derivative action filed in the Delaware Court of Chancery.
In addition, the District Court dismissed a complaint filed by plaintiffs in the ERISA actions in the Consolidated Securities Class Action on August 27, 2010, and the parties stipulated to the withdrawal of the appeal of that decision on January 14, 2013.
Interchange and Related Litigation
In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions. These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), named Visa, MasterCard and several banks and bank holding companies (BHCs), including the Corporation, as defendants. Plaintiffs allege that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale were unreasonable restraints of trade. Plaintiffs sought unspecified damages and injunctive relief.

217 Bank of America 2014

On October 19, 2012, defendants settled the matter. The settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion, allocated proportionately to each defendant based upon various loss-sharing agreements; (ii) distribution to class merchants of an amount equal to 10 bps of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, to begin by July 29, 2013, which otherwise would have been paid to issuers and which effectively reduces credit interchange for that period of time; and (iii) modifications to certain Visa and MasterCard rules regarding merchant point of sale practices.
The court granted final approval of the class settlement agreement on December 13, 2013. Several class members appealed to the U.S. Court of Appeals for the Second Circuit. In addition, a number of class members opted out of the settlement of their past damages claims. The cash portion of the settlement was adjusted downward as a result of these opt outs.
The Corporation is named in three of the opt-out suits, including one brought by cardholders, and, as a result of various sharing agreements from the main Interchange litigation, the Corporation remains liable for any settlement or judgment in opt-out suits where it is not named as a defendant. All but one of the opt-out suits filed to date have been consolidated in the U.S. District Court for the Eastern District of New York. On July 18, 2014, the court denied defendants’ motion to dismiss opt-out complaints filed by merchants, and on November 26, 2014, the court granted defendants’ motion to dismiss the Sherman Act claim in the cardholder complaint.
LIBOR, Other Reference Rate and Foreign Exchange (FX) Inquiries and Litigation
The Corporation has received subpoenas and information requests from government authorities in North America, Europe and the Asia Pacific region, including the DoJ, the U.S. Commodity Futures Trading Commission (CFTC) and the FCA, concerning submissions made by panel banks in connection with the setting of LIBOR and other reference rates. The Corporation is cooperating with these inquiries.
In addition, the Corporation and BANA have been named as defendants along with most of the other LIBOR panel banks in a series of individual and class actions in various U.S. federal and state courts relating to defendants’ LIBOR contributions. All cases naming the Corporation have been or are in the process of being consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York by the JPML. The Corporation expects that any future cases naming it will similarly be consolidated for pre-trial purposes. Plaintiffs allege that they held or transacted in U.S. Dollar LIBOR-based derivatives or other financial instruments and sustained losses as a result of collusion or manipulation by defendants regarding the setting of U.S. Dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust and Racketeer Influenced and Corrupt Organizations (RICO), common law fraud, and breach of contract claims, and seek compensatory, treble and punitive damages, and injunctive relief.
In a series of rulings, the court dismissed antitrust, RICO and certain state law claims, while permitting the Commodity Exchange Act and other state law claims to proceed. As a result of a procedural ruling by the Supreme Court, plaintiffs are pursuing an immediate appeal of the dismissal of their antitrust claims. Further, based on the statute of limitations, the court has substantially limited the time period for which manipulation claims under the Commodity Exchange Act may be pursued. As to the Corporation and BANA, the court has also dismissed manipulation claims based on alleged trader conduct, and certain common law claims by plaintiffs who alleged no direct dealings with the Corporation or BANA. Other claims against the Corporation and BANA remain pending, however, and the court is continuing to consider motions regarding them, including the applicability of its prior rulings to subsequently filed actions.
Certain regulatory and government authorities in North America, Europe and the Asia Pacific region are conducting investigations and making inquiries of a significant number of FX market participants, including the Corporation, regarding FX market participants’ conduct and systems and controls over multiple years. The Corporation is cooperating with these investigations and inquiries, some of which are likely to lead to regulatory or legal proceedings and expose the Corporation to material penalties, fines or losses, and could adversely affect its reputation.
In particular, in November 2014, the Corporation resolved a matter with the Office of the Comptroller of the Currency (OCC) by agreeing to the imposition of mandatory remedial measures and payment of $250 million in civil penalties associated with the Corporation’s FX business and its systems and controls.
The Corporation is in separate advanced discussions to resolve the regulatory matters of concern to another U.S. banking regulator involving the Corporation’s FX business and its systems and controls. There can be no assurances that these discussions will lead to a resolution, or of the amount or timing of any such resolution.
In addition, in a consolidated amended complaint filed on March 31, 2014, the Corporation and BANA were named as defendants along with other FX market participants in a putative class action filed in the U.S. District Court for the Southern District of New York on behalf of plaintiffs and a putative class who allegedly transacted in FX and are domiciled in the U.S. or transacted in FX in the U.S. (the U.S. Action). On April 30, 2014, a substantively similar class action was filed against the Corporation and other FX market participants on behalf of a plaintiff and putative class allegedly located in Norway (the Foreign Action). The complaints allege that class members transacted with defendants at or around the time of the fixing of the WM/Reuters Closing Spot Rates or entered into transactions that settled in whole or in part based on the WM/Reuters Closing Spot Rates and that they sustained losses as a result of the defendants’ alleged conspiracy to manipulate the WM/Reuters Closing Spot Rates. Plaintiffs in the U.S. Action assert a single claim for violations of Sections 1 and 3 of the Sherman Act, and plaintiff in the Foreign Action asserts claims for violations of the Sherman Act, as well as certain claims under New York statutory and common law. Plaintiffs seek compensatory and treble damages, and declaratory and injunctive relief.
On January 28, 2015, the court denied defendants’ motion to dismiss the U.S. Action, finding that plaintiffs had sufficiently pleaded the elements of an antitrust claim. In the same decision, the court granted with prejudice defendants’ motion to dismiss the Foreign Action, finding that the Sherman Act does not apply extraterritorially, except in limited circumstances not present in the case, and that plaintiff had failed to plead an actionable state law claim.

Bank of America 2014 218

Montgomery
The Corporation, several current and former officers and directors, Banc of America Securities LLC (BAS), MLPF&S and other unaffiliated underwriters have been named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York entitled Montgomery v. Bank of America, et al. Plaintiff filed an amended complaint on January 14, 2011. Plaintiff seeks to sue on behalf of all persons who acquired certain series of preferred stock offered by the Corporation pursuant to a shelf registration statement dated May 5, 2006. Plaintiff’s claims arise from three offerings dated January 24, 2008, January 28, 2008 and May 20, 2008, from which the Corporation allegedly received proceeds of $15.8 billion. The amended complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and alleges that the prospectus supplements associated with the offerings: (i) failed to disclose that the Corporation’s loans, leases, CDOs and commercial MBS were impaired to a greater extent than disclosed; (ii) misrepresented the extent of the impaired assets by failing to establish adequate reserves or properly record losses for its impaired assets; (iii) misrepresented the adequacy of the Corporation’s internal controls in light of the alleged impairment of its assets; (iv) misrepresented the Corporation’s capital base and Tier 1 leverage ratio for risk-based capital in light of the allegedly impaired assets; and (v) misrepresented the thoroughness and adequacy of the Corporation’s due diligence in connection with its acquisition of Countrywide. The amended complaint seeks rescission, compensatory and other damages. On March 16, 2012, the court granted defendants’ motion to dismiss the first amended complaint. On December 3, 2013, the court denied plaintiffs’ motion to file a second amended complaint. On February 6, 2014, plaintiffs appealed the denial of their motion to amend to the U.S. Court of Appeals for the Second Circuit.
Mortgage-backed Securities Litigation
The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of the Securities Act of 1933 and/or state securities laws and other state statutory and common laws.
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
Federal Home Loan Bank Litigation
On March 15, 2010, the Federal Home Loan Bank of San Francisco (FHLB San Francisco) filed an action in California Superior Court, San Francisco County, entitled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. FHLB San Francisco’s complaint asserts certain MBS Claims against BAS, Countrywide and several related entities in connection with its alleged purchase of 51 MBS offerings and one private placement issued and/or underwritten by those defendants between 2004 and 2007 and seeks rescission and unspecified damages. FHLB San Francisco dismissed the federal claims with prejudice on August 11, 2011. On September 8, 2011, the court denied defendants’ motions to dismiss the state law claims. On December 20, 2013, FHLB San Francisco voluntarily dismissed its negligent misrepresentation claims with prejudice. On October 15, 2014, the court denied the parties’ cross-motions for summary judgment with respect to two Countrywide trusts that were to be part of a bellwether trial.
The parties have settled the action and other related actions for $420 million, as well as with respect to certain claims, additional consideration; all amounts were fully accrued as of December 31, 2014. Pursuant to the settlement, FHLB San Francisco has voluntarily dismissed its remaining claims with prejudice.
Luther Class Action Litigation and Related Actions
Beginning in 2007, a number of pension funds and other investors filed putative class action lawsuits alleging certain MBS Claims against Countrywide, several of its affiliates, MLPF&S, the Corporation, NB Holdings Corporation and certain other defendants. Those class action lawsuits concerned a total of 429 MBS offerings involving over $350 billion in securities issued by subsidiaries of Countrywide between 2005 and 2007. The actions, entitled Luther v. Countrywide Financial Corporation, et al., Maine State Retirement System v. Countrywide Financial Corporation, et al., Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al., and Putnam Bank v. Countrywide Financial Corporation, et al., were all assigned to the Countrywide RMBS MDL court. On December 6, 2013, the court granted final approval to a settlement of these actions in the amount of $500 million. Beginning on January 14, 2014, a number of class members appealed to the U.S. Court of Appeals for the Ninth Circuit.
Prudential Insurance Litigation
On March 14, 2013, The Prudential Insurance Company of America and certain of its affiliates (collectively Prudential) filed a complaint in the U.S. District Court for the District of New Jersey, in a case entitled Prudential Insurance Company of America, et al. v. Bank of America, N.A., et al. Prudential has named the Corporation, Merrill

219 Bank of America 2014

Lynch and a number of related entities as defendants. Prudential asserts certain MBS Claims pertaining to 54 MBS offerings from which Prudential alleges that it purchased securities between 2004 and 2007. Prudential seeks, among other relief, compensatory damages, rescission or a rescissory measure of damages, punitive damages and other unspecified relief. On April 17, 2014, the court granted in part and denied in part defendants’ motion to dismiss the complaint. Prudential thereafter split its claims into two separate complaints, filing an amended complaint in the original action and a complaint in a separate action entitled Prudential Portfolios 2, et al. v. Bank of America, N.A., et al. Both cases are pending in the U.S. District Court for the District of New Jersey. On February 5, 2015, the court granted in part and denied in part defendants’ motion to dismiss those complaints, granting plaintiff leave to replead in certain respects.
Mortgage Repurchase Litigation
U.S. Bank Litigation
On August 29, 2011, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10 (the Trust), a mortgage pool backed by loans originated by Countrywide Home Loans, Inc. (CHL), filed a complaint in New York Supreme Court, New York County, in a case entitled U.S. Bank National Association, as Trustee for HarborView Mortgage Loan Trust, Series 2005-10 v. Countrywide Home Loans, Inc. (dba Bank of America Home Loans), Bank of America Corporation, Countrywide Financial Corporation, Bank of America, N.A. and NB Holdings Corporation. U.S. Bank asserts that, as a result of alleged misrepresentations by CHL in connection with its sale of the loans, defendants must repurchase all the loans in the pool, or in the alternative that it must repurchase a subset of those loans as to which U.S. Bank alleges that defendants have refused specific repurchase demands. U.S. Bank asserts claims for breach of contract and seeks specific performance of defendants’ alleged obligation to repurchase the entire pool of loans (alleged to have an original aggregate principal balance of $1.75 billion) or alternatively the aforementioned subset (alleged to have an aggregate principal balance of “over $100 million”), together with reimbursement of costs and expenses and other unspecified relief. On May 29, 2013, the New York Supreme Court dismissed U.S. Bank’s claim for repurchase of all the mortgage loans in the Trust. The court granted U.S. Bank leave to amend this claim. On June 18, 2013, U.S. Bank filed its second amended complaint seeking to replead its claim for repurchase of all loans in the Trust. On February 13, 2014, the court granted defendants’ motion to dismiss the repleaded claim seeking repurchase of all mortgage loans in the Trust; plaintiff has appealed that order.
On November 13, 2014, the court granted U.S. Bank’s motion for leave to amend the complaint; defendants have appealed that order. The amended complaint alleges breach of contract based upon defendants’ failure to repurchase loans that were the subject of specific repurchase demands and also alleges breach of contract based upon defendants’ discovery, during origination and servicing, of loans with material breaches of representations and warranties.
U.S. Bank Summonses with Notice
On August 29, 2014, U.S. Bank, solely in its capacity as Trustee for seven securitization trusts (the Trusts), served seven summonses with notice commencing potential actions against First Franklin Financial Corporation, Merrill Lynch Mortgage

Lending, Inc., Merrill Lynch Mortgage Investors, Inc., and Ownit Mortgage Solutions Inc. in New York Supreme Court, New York County. The summonses indicate that defendants may be subject to breach of contract claims alleging that they breached representations and warranties related to loans securitized in the Trusts. The summonses allege that defendants failed to repurchase breaching mortgage loans from the Trusts. The summonses seek specific performance of defendants’ alleged obligation to repurchase breaching loans, declaratory judgment, compensatory, rescissory and other damages, and indemnity. On February 5, 2015, defendants demanded complaints on three of the Trusts. Defendants currently have until March 3, 2015 to demand the complaint with respect to one of the remaining Trusts, and until July 15, 2015 to demand complaints on the final three Trusts.
Ocala Investor Litigation
On November 25, 2009, BNP Paribas Mortgage Corporation (BNP) and Deutsche Bank AG each filed claims (the 2009 Actions) against BANA in the U.S. District Court for the Southern District of New York entitled BNP Paribas Mortgage Corporation v. Bank of America, N.A and Deutsche Bank AG v. Bank of America, N.A. Plaintiffs allege that BANA failed to properly perform its duties as indenture trustee, collateral agent, custodian and depositary for Ocala Funding, LLC (Ocala), a home mortgage warehousing facility, resulting in the loss of plaintiffs’ investment in Ocala. Ocala was a wholly-owned subsidiary of Taylor, Bean & Whitaker Mortgage Corp. (TBW), a home mortgage originator and servicer which is alleged to have committed fraud that led to its eventual bankruptcy. Ocala provided funding for TBW’s mortgage origination activities by issuing notes, the proceeds of which were to be used by TBW to originate home mortgages. Such mortgages and other Ocala assets in turn were pledged to BANA, as collateral agent, to secure the notes. Plaintiffs lost most or all of their investment in Ocala when, as the result of the alleged fraud committed by TBW, Ocala was unable to repay the notes purchased by plaintiffs and there was insufficient collateral to satisfy Ocala’s debt obligations. Plaintiffs allege that BANA breached its contractual, fiduciary and other duties to Ocala, thereby permitting TBW’s alleged fraud to go undetected. Plaintiffs seek compensatory damages and other relief from BANA, including interest and attorneys’ fees, in an unspecified amount, but which plaintiffs allege exceeds $1.6 billion.
On March 23, 2011, the court granted in part and denied in part BANA’s motions to dismiss the 2009 Actions. Plaintiffs filed amended complaints on October 1, 2012 that included additional contractual, tort and equitable claims. On June 6, 2013, the court granted BANA’s motion to dismiss plaintiffs’ claims for failure to sue, negligence, negligent misrepresentation and equitable relief.
On November 24, 2014, BANA moved for summary judgment and plaintiffs moved for partial summary judgment.
On February 19, 2015, BANA and BNP reached an agreement in principle to settle the 2009 actions for an amount not material to the Corporation’s results of operations, subject to the execution of a final settlement agreement.
O’Donnell Litigation
On February 24, 2012, Edward O’Donnell filed a sealed qui tam complaint under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the False Claims Act against the Corporation, individually, and as successor to Countrywide,

Bank of America 2014 220

CHL and a Countrywide business division known as Full Spectrum Lending. On October 24, 2012, the DoJ filed a complaint-in-intervention to join the matter, adding BANA, Countrywide and CHL as defendants. The action is entitled United States of America, ex rel, Edward O’Donnell, appearing Qui Tam v. Bank of America Corp., et al., and was filed in the U.S. District Court for the Southern District of New York. The complaint-in-intervention asserted certain fraud claims in connection with the sale of loans to FNMA and FHLMC by Full Spectrum Lending and by the Corporation and BANA. On January 11, 2013, the government filed an amended complaint which added Countrywide Bank, FSB (CFSB) and a former officer of the Corporation as defendants. The court dismissed False Claims Act counts on May 8, 2013. On September 6, 2013, the government filed a second amended complaint alleging claims under FIRREA concerning allegedly fraudulent loan sales to the GSEs between August 2007 and May 2008. On September 24, 2013, the government dismissed the Corporation as a defendant.
Following a trial, on October 23, 2013, a verdict of liability was returned against CHL, CFSB and BANA. On July 30, 2014, the court imposed a civil penalty of $1.3 billion on BANA. On February 3, 2015, the court denied the Corporation’s motions for judgment as a matter of law, or in the alternative, a new trial. The Corporation will appeal the verdict and judgment.
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

Policemen’s Annuity Litigation
On April 11, 2012, the Policemen’s Annuity & Benefit Fund of the City of Chicago, on its own behalf and on behalf of a proposed class of purchasers of 41 RMBS trusts collateralized mostly by Washington Mutual-originated (WaMu) mortgages, filed a proposed class action complaint against BANA and other unrelated parties in the U.S. District Court for the Southern District of New York, entitled Policemen’s Annuity and Benefit Fund of the City of Chicago v. Bank of America, N.A. and U.S. Bank National Association. BANA and U.S. Bank are named as defendants in their capacities as trustees, with BANA (formerly LaSalle Bank National Association) having served as the original trustee and U.S. Bank having replaced BANA as trustee. Plaintiff asserted claims under the federal Trust Indenture Act as well as state common law claims. Plaintiff alleged that, in light of the performance of the RMBS at issue, and in the wake of publicly-available information about the quality of loans originated by WaMu, the trustees were required to take certain steps to protect plaintiff’s interest in the value of the securities, and that plaintiff was damaged by defendants’ failures to notify it of deficiencies in the loans and of defaults under the relevant agreements, to ensure that the underlying mortgages could properly be foreclosed, and to enforce remedies available for loans that contained breaches of representations and warranties. Plaintiff sought unspecified compensatory damages and/or equitable relief, and costs and expenses. The court dismissed some of the common law claims, but allowed the Trust Indenture Act claim and a claim for breach of contract to proceed. After the filing of two amended complaints and the consolidation of the case with a related matter filed on August 23, 2013, entitled Vermont Pension Investment Committee and the Washington State Investment Board v. Bank of America, N.A. and U.S. Bank National Association, 10 named plaintiffs filed a third amended complaint on October 31, 2013, on behalf of two proposed classes of purchasers of 35 trusts collateralized mostly by WaMu-originated mortgages (later reduced to 34 trusts).
On June 5, 2014, the parties informed the court that they had reached an agreement in principle to settle the case for an amount not material to the Corporation’s results of operations, subject to approval of plaintiffs’ boards. The settlement remains subject to final court approval and various conditions. On November 10, 2014, the court preliminarily approved the proposed settlement, and scheduled a final approval hearing for March 12, 2015.
Takefuji Litigation
In April 2010, Takefuji Corporation (Takefuji) filed a claim against Merrill Lynch International and Merrill Lynch Japan Securities (MLJS) in Tokyo District Court. The claim concerns Takefuji’s purchase in 2007 of credit-linked notes structured and sold by defendants that resulted in a loss to Takefuji of approximately JPY29.0 billion (approximately $270 million) following an event of default. Takefuji alleges that defendants failed to meet certain disclosure obligations concerning the notes.
On July 19, 2013, the Tokyo District Court issued a judgment in defendants’ favor, a decision that Takefuji subsequently appealed to the Tokyo High Court. On August 27, 2014, the Tokyo High Court vacated the decision of the District Court and issued a judgment awarding Takefuji JPY14.5 billion (approximately $135 million) in damages, plus interest at a rate of five percent from March 18, 2008. On September 10, 2014, defendants filed an appeal with the Japanese Supreme Court.

221 Bank of America 2014

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share

February 10, 2015	March 6, 2015	March 27, 2015	$0.05
October 23, 2014	December 5, 2014	December 26, 2014	0.05
August 6, 2014	September 5, 2014	September 26, 2014	0.05
June 18, 2014	June 24, 2014	June 30, 2014	0.01
February 11, 2014	March 7, 2014	March 28, 2014	0.01

(1)	In 2014 and through February 25, 2015.
The Corporation repurchased and retired 101.1 million and 231.7 million shares of common stock, which reduced shareholders’ equity by $1.7 billion and $3.2 billion in 2014 and 2013. In 2012, in connection with the exchanges described in Preferred Stock in this Note, the Corporation issued 50 million shares of its common stock.
At December 31, 2014, the Corporation had warrants outstanding and exercisable to purchase 121.8 million shares of common stock at an exercise price of $30.79 per share expiring on October 28, 2018, and warrants outstanding and exercisable to purchase 150.4 million shares of common stock at an exercise price of $13.24 per share expiring on January 16, 2019. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The terms of the warrants expiring on January 16, 2019 include a provision that requires an adjustment to the exercise price when the Corporation declares quarterly dividends at a level greater than $0.01 per common share. As a result of the Corporation’s third- and fourth-quarter 2014 dividends of $0.05 per common share, the exercise price of the warrants expiring on January 16, 2019 was adjusted from $13.30 to $13.24. The exercise price of these warrants is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the shareholder for dilution resulting from an increased dividend, including as a result of the declaration of a quarterly common stock dividend of $0.05 per common share to be paid on March 27, 2015 to shareholders of record on March 6, 2015. The warrants expiring on October 18, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.
In connection with the issuance of the Corporation’s 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock), the Corporation issued a warrant to purchase 700 million shares of the Corporation’s common stock. The warrant is exercisable at the holder’s option at any time, in whole or in part, until September 1, 2021, at an exercise price of $7.142857 per share of common stock. The warrant may be settled in cash or by exchanging all or a portion of the Series T Preferred Stock. For more information on the Series T Preferred Stock, see Preferred Stock in this Note.
In connection with employee stock plans, in 2014, the Corporation issued approximately 43 million shares and repurchased approximately 17 million shares of its common stock to satisfy tax withholding obligations. At December 31, 2014, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.0 billion, $1.2 billion and $1.5 billion for 2014, 2013 and 2012.
On January 27, 2015, the Corporation issued 44,000 shares of its 6.500% Non-Cumulative Preferred Stock, Series Y for $1.1 billion. Dividends are paid quarterly commencing on April 27, 2015. Series Y Preferred Stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.
At the Corporation’s annual meeting of stockholders on May 7, 2014, the stockholders approved an amendment to the Series T Preferred Stock such that it qualifies as Tier 1 capital, and the amendment became effective in the three months ended June 30, 2014. The more significant changes to the terms of the Series T Preferred Stock in the amendment were: (1) dividends are no longer cumulative; (2) the dividend rate is fixed at 6%; and (3) the Corporation may redeem the Series T Preferred Stock only after the fifth anniversary of the effective date of the amendment.
In 2014, the Corporation issued $6.0 billion of its Preferred Stock, Series V, X, W and Z. On June 17, 2014, the Corporation issued 60,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series V for $1.5 billion. Dividends are paid semi-annually commencing on December 17, 2014. On September 5, 2014, the Corporation issued 80,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series X for $2.0 billion. Dividends are paid semi-annually commencing on March 5, 2015. On September 9, 2014, the Corporation issued 44,000 shares of its 6.625% Non-Cumulative Preferred Stock, Series W for $1.1 billion. Dividends are paid quarterly commencing on December 9, 2014. On October 23, 2014, the Corporation issued 56,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series Z for $1.4 billion. Dividends are paid semi-annually commencing on April 23, 2015. Series V, X, W and Z preferred stock have a liquidation preference of $25,000 per share and are subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.
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
In 2012, the Corporation entered into various agreements with certain preferred stock and Trust Securities holders pursuant to which the Corporation and the holders of these securities agreed to exchange shares of various series of non-convertible preferred stock with a carrying value of $296 million and Trust Securities with a carrying value of $760 million for 50 million shares of the Corporation’s common stock with a fair value of $412 million, and $398 million in cash. The $246 million difference between the carrying value of the preferred stock and Trust Securities retired and the fair value of consideration issued was a $44 million reduction to preferred stock dividends recorded in retained earnings and a $202 million gain recorded in noninterest income. In 2012, the Corporation issued shares of the Corporation’s Series F Preferred Stock and Series G Preferred Stock for $633 million under stock purchase contracts. For additional information, see the Preferred Stock Summary table in this Note.

Bank of America 2014 222

The table below presents a summary of perpetual preferred stock outstanding at December 31, 2014.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period
Series B (2)	7% Cumulative Redeemable	June 1997	7,571	$100	$1	7.00%	n/a
Series D (3, 4)	6.204% Non-Cumulative	September 2006	26,174	25,000	654	6.204%	On or after September 14, 2011
Series E (3, 4)	Floating Rate Non-Cumulative	November 2006	12,691	25,000	317	3-mo. LIBOR + 35 bps (5)	On or after November 15, 2011
Series F (3)	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (5)	On or after March 15, 2012
Series G (3)	Adjustable Rate Non-Cumulative	March 2012	4,926	100,000	493	3-mo. LIBOR + 40 bps (5)	On or after March 15, 2012
Series I (3, 4)	6.625% Non-Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017
Series K (3, 6)	Fixed-to-Floating Rate Non-Cumulative	January 2008	61,773	25,000	1,544	8.00% through 1/29/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	n/a
Series M (3, 6)	Fixed-to-Floating Rate Non-Cumulative	April 2008	52,399	25,000	1,310	8.125% through 5/14/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018
Series T	6% Non-Cumulative	September 2011	50,000	100,000	2,918	6.00%	See description in Preferred Stock in this Note
Series U (6)	Fixed-to-Floating Rate Non-Cumulative	May 2013	40,000	25,000	1,000	5.2% through 6/1/23; 3-mo. LIBOR + 313.5 bps thereafter	On or after June 1, 2023
Series V (6)	Fixed-to-Floating Rate Non-Cumulative	June 2014	60,000	25,000	1,500	5.125% through 6/17/19; 3-mo. LIBOR + 338.7 bps thereafter	On or after June 17, 2019
Series W (4)	6.625% Non-Cumulative	September 2014	44,000	25,000	1,100	6.625%	On or after September 9, 2019
Series X (6)	Fixed-to-Floating Rate Non-Cumulative	September 2014	80,000	25,000	2,000	6.250% through 9/5/2024; 3-mo. LIBOR + 370.5 bps thereafter	On or after September 5, 2024
Series Z (6)	Fixed-to-Floating Rate Non-Cumulative	October 2014	56,000	25,000	1,400	6.500% through 10/23/24; 3-mo. LIBOR + 417.4 bps thereafter	On or after October 23, 2024
Series 1 (3, 7)	Floating Rate Non-Cumulative	November 2004	3,275	30,000	98	3-mo. LIBOR + 75 bps (8)	On or after November 28, 2009
Series 2 (3, 7)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (8)	On or after November 28, 2009
Series 3 (3, 7)	6.375% Non-Cumulative	November 2005	21,773	30,000	653	6.375%	On or after November 28, 2010
Series 4 (3, 7)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (5)	On or after November 28, 2010
Series 5 (3, 7)	Floating Rate Non-Cumulative	March 2007	14,056	30,000	422	3-mo. LIBOR + 50 bps (5)	On or after May 21, 2012
Total			3,647,790		$19,505

(1)	Amounts shown are before third-party issuance costs and certain purchase accounting adjustments of $196 million.

(2)	Series B Preferred Stock does not have early redemption/call rights.

(3)	The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends.

(4)	Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(5)	Subject to 4.00% minimum rate per annum.

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
n/a = not applicable

223 Bank of America 2014

Series L 7.25% Non-Cumulative Perpetual Convertible Preferred Stock (Series L Preferred Stock) listed in the Preferred Stock Summary table does not have early redemption/call rights. Each share of the Series L Preferred Stock may be converted at any time, at the option of the holder, into 20 shares of the Corporation’s common stock plus cash in lieu of fractional shares. The Corporation may cause some or all of the Series L Preferred Stock, at its option, at any time or from time to time, to be converted into shares of common stock at the then-applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of the Series L Preferred Stock. If a conversion of Series L Preferred Stock occurs subsequent to a dividend record date but prior to the dividend payment date, the Corporation will still pay any accrued dividends payable.
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

Bank of America 2014 224

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2012, 2013 and 2014.

(Dollars in millions)	Available-for- Sale Debt Securities	Available-for- Sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)
Net change	1,343	459	916	(65)	(13)	2,640
Balance, December 31, 2012	$4,443	$462	$(2,869)	$(4,456)	$(377)	$(2,797)
Net change	(7,700)	(466)	592	2,049	(135)	(5,660)
Balance, December 31, 2013	$(3,257)	$(4)	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	4,600	21	616	(943)	(157)	4,137
Balance, December 31, 2014	$1,343	$17	$(1,661)	$(3,350)	$(669)	$(4,320)

(1)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations, and related hedges.
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for 2014, 2013 and 2012.

Changes in OCI Components Before- and After-tax

	2014			2013			2012
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net increase (decrease) in fair value	$8,698	$(3,268)	$5,430	$(10,989)	$4,077	$(6,912)	$3,676	$(1,319)	$2,357
Net realized gains reclassified into earnings	(1,338)	508	(830)	(1,251)	463	(788)	(1,609)	595	(1,014)
Net change	7,360	(2,760)	4,600	(12,240)	4,540	(7,700)	2,067	(724)	1,343
Available-for-sale marketable equity securities:
Net increase in fair value	34	(13)	21	32	(12)	20	748	(277)	471
Net realized gains reclassified into earnings	—	—	—	(771)	285	(486)	(19)	7	(12)
Net change	34	(13)	21	(739)	273	(466)	729	(270)	459
Derivatives:
Net increase in fair value	195	(54)	141	156	(51)	105	430	(166)	264
Net realized losses reclassified into earnings	760	(285)	475	773	(286)	487	1,035	(383)	652
Net change	955	(339)	616	929	(337)	592	1,465	(549)	916
Employee benefit plans:
Net increase (decrease) in fair value	(1,629)	614	(1,015)	2,985	(1,128)	1,857	(1,891)	660	(1,231)
Net realized losses reclassified into earnings	55	(23)	32	237	(79)	158	490	(192)	298
Settlements, curtailments and other	(1)	41	40	46	(12)	34	1,378	(510)	868
Net change	(1,575)	632	(943)	3,268	(1,219)	2,049	(23)	(42)	(65)
Foreign currency:
Net increase (decrease) in fair value	714	(879)	(165)	244	(384)	(140)	(226)	233	7
Net realized (gains) losses reclassified into earnings	20	(12)	8	138	(133)	5	(30)	10	(20)
Net change	734	(891)	(157)	382	(517)	(135)	(256)	243	(13)
Total other comprehensive income (loss)	$7,508	$(3,371)	$4,137	$(8,400)	$2,740	$(5,660)	$3,982	$(1,342)	$2,640

225 Bank of America 2014

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for 2014, 2013 and 2012.

Reclassifications Out of Accumulated OCI

(Dollars in millions)
Accumulated OCI Components	Income Statement Line Item Impacted	2014	2013	2012
Available-for-sale debt securities:
	Gains on sales of debt securities	$1,354	$1,271	$1,662
	Other income (loss)	(16)	(20)	(53)
	Income before income taxes	1,338	1,251	1,609
	Income tax expense	508	463	595
	Reclassification to net income	830	788	1,014
Available-for-sale marketable equity securities:
	Equity investment income	—	771	19
	Income before income taxes	—	771	19
	Income tax expense	—	285	7
	Reclassification to net income	—	486	12
Derivatives:
Interest rate contracts	Net interest income	(1,119)	(1,119)	(956)
Commodity contracts	Trading account profits	—	(1)	(1)
Interest rate contracts	Other income	—	18	—
Equity compensation contracts	Personnel	359	329	(78)
	Loss before income taxes	(760)	(773)	(1,035)
	Income tax benefit	(285)	(286)	(383)
	Reclassification to net income	(475)	(487)	(652)
Employee benefit plans:
Prior service cost	Personnel	(5)	(4)	(6)
Transition obligation	Personnel	—	—	(32)
Net actuarial losses	Personnel	(50)	(225)	(443)
Settlements and curtailments	Personnel	—	(8)	(58)
	Loss before income taxes	(55)	(237)	(539)
	Income tax benefit	(23)	(79)	(212)
	Reclassification to net income	(32)	(158)	(327)
Foreign currency:
Insignificant items	Other income (loss)	(20)	(138)	30
	Income (loss) before income taxes	(20)	(138)	30
	Income tax expense (benefit)	(12)	(133)	10
	Reclassification to net income	(8)	(5)	20
Total reclassification adjustments		$315	$624	$67

Bank of America 2014 226

NOTE 15 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for 2014, 2013 and 2012 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(Dollars in millions, except per share information; shares in thousands)	2014	2013	2012
Earnings per common share
Net income	$4,833	$11,431	$4,188
Preferred stock dividends	(1,044)	(1,349)	(1,428)
Net income applicable to common shareholders	3,789	10,082	2,760
Dividends and undistributed earnings allocated to participating securities	—	(2)	(2)
Net income allocated to common shareholders	$3,789	$10,080	$2,758
Average common shares issued and outstanding	10,527,818	10,731,165	10,746,028
Earnings per common share	$0.36	$0.94	$0.26

Diluted earnings per common share
Net income applicable to common shareholders	$3,789	$10,082	$2,760
Add preferred stock dividends due to assumed conversions	—	300	—
Dividends and undistributed earnings allocated to participating securities	—	(2)	(2)
Net income allocated to common shareholders	$3,789	$10,380	$2,758
Average common shares issued and outstanding	10,527,818	10,731,165	10,746,028
Dilutive potential common shares (1)	56,717	760,253	94,826
Total diluted average common shares issued and outstanding	10,584,535	11,491,418	10,840,854
Diluted earnings per common share	$0.36	$0.90	$0.25

(1)	Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants.
The Corporation previously issued a warrant to purchase 700 million shares of the Corporation’s common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For 2014 and 2012, 700 million average dilutive potential common shares associated with the Series T Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2013, 700 million average dilutive potential common shares associated with the Series T Preferred Stock were included in the diluted share count under the “if-converted” method. For additional information, see Note 13 – Shareholders’ Equity.
For 2014, 2013 and 2012, 62 million average dilutive potential common shares associated with the Series L Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2014, 2013 and 2012, average options to purchase 91 million, 126 million and 163 million shares of common stock, respectively, were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For 2014, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 272 million shares for both 2013 and 2012. For 2014, average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation under the treasury stock method.
In connection with the preferred stock actions described in Note 13 – Shareholders’ Equity, the Corporation recorded a $100 million non-cash preferred stock dividend in 2013 and a $44 million reduction to preferred stock dividends in 2012, both of which are included in the calculation of net income allocated to common shareholders.

227 Bank of America 2014

NOTE 16 Regulatory Requirements and Restrictions
The Corporation manages its regulatory capital to comply with internal capital guidelines and regulatory standards of capital adequacy based on its current understanding of the rules and how they should be applied to its business as currently conducted.
The Federal Reserve, OCC and Federal Deposit Insurance Corporation (collectively, joint agencies) establish regulatory capital guidelines for U.S. banking organizations. Regulatory capital guidelines require that capital be measured in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. On January 1, 2014, the Basel 3 rules became effective and include transition provisions through January 1, 2019. Under Basel 3, Total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of Common equity tier 1 capital and additional tier 1 capital.
Common equity tier 1 capital primarily includes qualifying common shareholders’ equity, retained earnings, accumulated other comprehensive income and certain minority interests. Goodwill, disallowed intangible assets and certain disallowed deferred tax assets are excluded from Common equity tier 1 capital.
Additional tier 1 capital primarily includes qualifying non-cumulative preferred stock, trust preferred securities (Trust Securities) subject to phase-out and certain minority interests. Certain deferred tax assets are also excluded.
Tier 2 capital primarily consists of qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, Trust Securities subject to phase-out and reserves for unfunded lending commitments. The Corporation’s Total capital is the sum of Tier 1 capital plus Tier 2 capital.

To meet adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of 4.0 percent and a Total capital ratio of 8.0 percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. BHCs must have a minimum Tier 1 leverage ratio of at least 4.0 percent. National banks must maintain a Tier 1 leverage ratio of at least 5.0 percent to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Corporation’s financial position. At December 31, 2014, the Corporation’s Tier 1 capital, Total capital and Tier 1 leverage ratios were 13.4 percent, 16.5 percent and 8.2 percent, respectively. Effective January 1, 2015, to meet adequately capitalized regulatory requirements, the Tier 1 capital ratio increases from 4.0 percent to 6.0 percent. This increase reflects a transfer of 2.0 percent from Tier 2 capital to Tier 1 capital, as less Tier 2 capital is permitted and more Tier 1 capital is required. The minimum Total capital ratio of 8.0 percent remains unchanged.
The table below presents capital ratios and related information in accordance with Basel 3 – Standardized Transition as measured at December 31, 2014 and the Basel 1 – 2013 Rules at December 31, 2013. Prior to October 1, 2014, the Corporation operated its banking activities primarily under two charters: BANA and, to a lesser extent, FIA. On October 1, 2014, FIA was merged into BANA.

Regulatory Capital

	December 31
	2014			2013
	Basel 3 Transition			Basel 1
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital
Bank of America Corporation	12.3%	$155,361	4.0%	n/a	n/a	n/a
Bank of America, N.A.	13.1	145,150	4.0	n/a	n/a	n/a
Tier 1 common capital
Bank of America Corporation	n/a	n/a	n/a	10.9%	$141,522	n/a
Tier 1 capital
Bank of America Corporation	13.4	168,973	6.0	12.2	157,742	6.0%
Bank of America, N.A.	13.1	145,150	6.0	12.3	125,886	6.0
Total capital
Bank of America Corporation	16.5	208,670	10.0	15.1	196,567	10.0
Bank of America, N.A.	14.6	161,623	10.0	13.8	141,232	10.0
Tier 1 leverage
Bank of America Corporation	8.2	168,973	5.0	7.7	157,742	5.0
Bank of America, N.A.	9.6	145,150	5.0	9.2	125,886	5.0
Risk-weighted assets (in billions)
Bank of America Corporation	n/a	1,262	n/a	n/a	1,298	n/a
Bank of America, N.A.	n/a	1,105	n/a	n/a	1,020	n/a
Adjusted quarterly average total assets (in billions) (2)
Bank of America Corporation	n/a	2,060	n/a	n/a	2,052	n/a
Bank of America, N.A.	n/a	1,509	n/a	n/a	1,368	n/a

(1)
Percent required to meet guidelines to be considered "well capitalized" under the Prompt Corrective Action framework, except for Common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period in 2014.

(2)	Reflects adjusted average total assets for the three months ended December 31, 2014 and 2013.
n/a = not applicable

Bank of America 2014 228

Regulatory Capital
As a financial services holding company, the Corporation is subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, the Corporation became subject to the Basel 3 rules, which include certain transition provisions through 2018. Basel 3 generally continues to be subject to interpretation and clarification by U.S. banking regulators. Through December 31, 2013, the Corporation was subject to the Basel 1 general risk-based capital rules which included new measures of market risk including a charge related to stressed Value-at-Risk (VaR), an incremental risk charge and the comprehensive risk measure (CRM), as well as other technical modifications to Basel 1 (the Basel 1 – 2013 Rules).
Regulatory Capital Composition – Transition
Important differences in determining the composition of regulatory capital between the Basel 1 – 2013 Rules and Basel 3 include changes in capital deductions related to the Corporation’s MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes will be impacted by, among other things, future changes in interest rates, overall earnings performance and corporate actions. Changes to the composition of regulatory capital under Basel 3, as compared to the Basel 1 – 2013 Rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.
Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be partially transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and partially transitioned from Tier 2 capital beginning in 2016 with the full amount excluded in 2022.
Other Regulatory Matters
On February 18, 2014, the Federal Reserve approved a final rule implementing certain enhanced supervisory and prudential requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule formalizes risk management requirements primarily related to governance and liquidity risk management and reiterates the provisions of previously issued final rules related to risk-based and leverage capital and stress test requirements. Also, a debt-to-equity limit may be enacted for an individual BHC if it is determined to pose a grave threat to the financial stability of the U.S. Such limit is at the discretion of the Financial Stability Oversight Council (FSOC) or the Federal Reserve on behalf of the FSOC.
The Federal Reserve requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balance requirements for the Corporation by the Federal Reserve were $18.2 billion and $16.6 billion for 2014 and 2013. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the Federal Reserve amounted to $9.1 billion and $7.8 billion for 2014 and 2013. As of December 31, 2014 and 2013, the Corporation had cash in the amount of $4.5 billion and $6.0 billion, and securities with a fair value of $13.1 billion and $8.4 billion that were segregated in compliance with securities regulations or deposited with clearing organizations.
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its banking subsidiary, BANA. In 2014, the Corporation received $12.4 billion in dividends from BANA. Prior to its merger with BANA, FIA returned capital of $4.2 billion to the Corporation in 2014. In 2015, BANA can declare and pay dividends of $16.9 billion to the Corporation plus an additional amount equal to its retained net profits for 2015 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $924 million in 2015 plus an additional amount equal to its retained net profits for 2015 up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period.

229 Bank of America 2014

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
In 2012, in connection with a redesign of the Corporation’s retirement plans, the Compensation and Benefits Committee of the Corporation’s Board of Directors approved amendments to freeze benefits earned in the Qualified Pension Plans effective

June 30, 2012. As a result of freezing the Qualified Pension Plans, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred. As of the remeasurement date, the plan assets had increased in value from the prior measurement date resulting in an increase in the funded status of the plan and the curtailment impact reduced the projected benefit obligation. The combined impact resulted in a $1.3 billion increase to the net pension assets recognized in other assets and a corresponding increase in accumulated OCI of $832 million, net-of-tax. The impact of the immediate recognition of the prior service cost of $58 million was recorded in personnel expense as a curtailment loss in 2012.
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
The Corporation has an annuity contract, previously purchased by Merrill Lynch, that guarantees the payment of benefits vested under the Other Pension Plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2014 or 2013. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2014 and 2013. Amounts recognized at December 31, 2014 and 2013 are reflected in other assets, and in accrued expenses and other liabilities on the Consolidated Balance Sheet. The estimation of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. As of December 31, 2014, the Corporation adopted mortality assumptions published by the Society of Actuaries in October 2014, adjusted to reflect observed and anticipated future mortality

Bank of America 2014 230

experience of the participants in the Corporation’s U.S. plans. The adoption of the new mortality assumptions resulted in an increase to the PBO of approximately $580 million at December 31, 2014. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The decrease in weighted-average discount rates in 2014 resulted in an increase to the PBO of approximately $1.9 billion at December 31, 2014.
The Corporation’s best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2015 is $56 million, $101 million and $87 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2015.

Pension and Postretirement Plans

	Qualified Pension Plan (1)		Non-U.S. Pension Plans (1)		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans (1)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Change in fair value of plan assets
Fair value, January 1	$18,276	$16,274	$2,457	$2,306	$2,720	$3,063	$72	$86
Actual return on plan assets	1,261	2,873	256	146	336	(217)	6	9
Company contributions	—	—	84	131	97	98	53	61
Plan participant contributions	—	—	1	1	—	—	129	138
Settlements and curtailments	—	—	(5)	(80)	—	(7)	—	—
Benefits paid	(923)	(871)	(68)	(80)	(226)	(217)	(248)	(237)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	16	15
Foreign currency exchange rate changes	n/a	n/a	(161)	33	n/a	n/a	n/a	n/a
Fair value, December 31	$18,614	$18,276	$2,564	$2,457	$2,927	$2,720	$28	$72
Change in projected benefit obligation
Projected benefit obligation, January 1	$14,145	$15,655	$2,580	$2,460	$3,070	$3,334	$1,356	$1,574
Service cost	—	—	29	32	1	1	8	9
Interest cost	665	623	109	98	133	120	58	54
Plan participant contributions	—	—	1	1	—	—	129	138
Plan amendments	—	—	1	2	—	—	—	—
Settlements and curtailments	—	17	(6)	(116)	—	(7)	—	—
Actuarial loss (gain)	1,621	(1,279)	208	156	351	(161)	29	(197)
Benefits paid	(923)	(871)	(68)	(80)	(226)	(217)	(248)	(237)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	16	15
Foreign currency exchange rate changes	n/a	n/a	(166)	27	n/a	n/a	(2)	—
Projected benefit obligation, December 31	$15,508	$14,145	$2,688	$2,580	$3,329	$3,070	$1,346	$1,356
Amount recognized, December 31	$3,106	$4,131	$(124)	$(123)	$(402)	$(350)	$(1,318)	$(1,284)
Funded status, December 31
Accumulated benefit obligation	$15,508	$14,145	$2,582	$2,463	$3,329	$3,067	n/a	n/a
Overfunded (unfunded) status of ABO	3,106	4,131	(18)	(6)	(402)	(347)	n/a	n/a
Provision for future salaries	—	—	106	117	—	3	n/a	n/a
Projected benefit obligation	15,508	14,145	2,688	2,580	3,329	3,070	$1,346	$1,356
Weighted-average assumptions, December 31
Discount rate	4.12%	4.85%	3.56%	4.30%	3.80%	4.55%	3.75%	4.50%
Rate of compensation increase	n/a	n/a	4.70	4.91	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
n/a = not applicable
Amounts recognized on the Consolidated Balance Sheet at December 31, 2014 and 2013 are presented in the table below.

Amounts Recognized on Consolidated Balance Sheet

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Other assets	$3,106	$4,131	$252	$205	$786	$777	$—	$—
Accrued expenses and other liabilities	—	—	(376)	(328)	(1,188)	(1,127)	(1,318)	(1,284)
Net amount recognized at December 31	$3,106	$4,131	$(124)	$(123)	$(402)	$(350)	$(1,318)	$(1,284)

231 Bank of America 2014

Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2014 and 2013 are presented in the table below. For the non-qualified plans not subject to ERISA or non-U.S. pension plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2014	2013	2014	2013
Plans with ABO in excess of plan assets
PBO	$583	$617	$1,190	$1,129
ABO	563	606	1,190	1,126
Fair value of plan assets	206	290	2	2
Plans with PBO in excess of plan assets
PBO	$583	$720	$1,190	$1,129
Fair value of plan assets	206	392	2	2
Net periodic benefit cost of the Corporation’s plans for 2014, 2013 and 2012 included the following components.

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$—	$—	$236	$29	$32	$40
Interest cost	665	623	681	109	98	97
Expected return on plan assets	(1,018)	(1,024)	(1,246)	(137)	(121)	(137)
Amortization of prior service cost	—	—	9	1	—	—
Amortization of net actuarial loss (gain)	111	242	469	3	2	(9)
Recognized loss (gain) due to settlements and curtailments	—	17	58	2	(7)	—
Net periodic benefit cost (income)	$(242)	$(142)	$207	$7	$4	$(9)
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.85%	4.00%	4.95%	4.30%	4.23%	4.87%
Expected return on plan assets	6.00	6.50	8.00	5.52	5.50	6.65
Rate of compensation increase	n/a	n/a	4.00	4.91	4.37	4.42

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$1	$1	$1	$8	$9	$13
Interest cost	133	120	138	58	54	71
Expected return on plan assets	(124)	(109)	(152)	(4)	(5)	(8)
Amortization of transition obligation	—	—	—	—	—	32
Amortization of prior service cost (credits)	—	—	(3)	4	4	4
Amortization of net actuarial loss (gain)	25	25	8	(89)	(42)	(38)
Recognized loss due to settlements and curtailments	—	2	—	—	6	—
Net periodic benefit cost (income)	$35	$39	$(8)	$(23)	$26	$74
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.55%	3.65%	4.65%	4.50%	3.65%	4.65%
Expected return on plan assets	4.60	3.75	5.25	6.00	6.50	8.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
n/a = not applicable
The asset valuation method used to calculate the expected return on plan assets component of net period benefit cost for the Qualified Pension Plan recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.
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
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the

Bank of America 2014 232

Postretirement Health and Life Plans is 7.00 percent for 2015 and 2016, reducing in steps to 5.00 percent in 2021 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs, and the benefit obligation by $2 million and $47 million in 2014. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs, and the benefit obligation by $2 million and $41 million in 2014.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. With all other assumptions held constant, a 25 basis point (bp) decline in the discount rate and expected return on plan asset assumptions would have resulted in an increase in the net periodic benefit cost for the Qualified Pension Plan recognized in 2014 of approximately $7 million and $43 million, and to be recognized in 2015 of approximately $9 million and $44 million. For the Postretirement Health and Life Plans, a 25 bp decline in the discount rate would have resulted in an increase in the net periodic benefit cost recognized in 2014 of approximately $9 million, and to be recognized in 2015 of approximately $10 million. For the Non-U.S. Pension Plans and the Nonqualified and Other Pension Plans, a 25 bp decline in discount rates would not have a significant impact on the net periodic benefit cost for 2014 and 2015.
Pretax amounts included in accumulated OCI for employee benefit plans at December 31, 2014 and 2013 are presented in the table below.

Pretax Amounts included in Accumulated OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net actuarial loss (gain)	$4,061	$2,794	$355	$271	$968	$855	$(56)	$(171)	$5,328	$3,749
Prior service cost (credits)	—	—	(9)	(9)	—	—	20	24	11	15
Amounts recognized in accumulated OCI	$4,061	$2,794	$346	$262	$968	$855	$(36)	$(147)	$5,339	$3,764
Pretax amounts recognized in OCI for employee benefit plans in 2014 included the following components.

Pretax Amounts Recognized in OCI in 2014

(Dollars in millions)	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans	Total
Current year actuarial loss	$1,378	$87	$138	$26	$1,629
Amortization of actuarial gain (loss)	(111)	(3)	(25)	89	(50)
Current year prior service cost	—	1	—	—	1
Amortization of prior service cost	—	(1)	—	(4)	(5)
Amounts recognized in OCI	$1,267	$84	$113	$111	$1,575
The estimated pretax amounts that will be amortized from accumulated OCI into expense in 2015 are presented in the table below.

Estimated Pretax Amounts Amortized from Accumulated OCI into Period Cost in 2015

(Dollars in millions)	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans	Total
Net actuarial loss (gain)	$166	$6	$34	$(34)	$172
Prior service cost	—	1	—	4	5
Total amounts amortized from accumulated OCI	$166	$7	$34	$(30)	$177

233 Bank of America 2014

Plan Assets
The Qualified Pension Plan has been established as a retirement vehicle for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plan. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/return profile of the assets. Asset allocation ranges are established, periodically reviewed and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected earnings measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who elected to receive an earnings measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2015.
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
The expected return on asset assumption was developed through analysis of historical market returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The expected return on assets assumption is determined using the calculated market-related value for the Qualified Pension Plan and the Other Pension Plan and the fair value for the Non-U.S. Pension Plans and Postretirement Health and Life Plans. The expected return on assets assumption represents a long-term average view of the performance of the assets in the Qualified Pension Plan, the Non-U.S. Pension Plans, the Other Pension Plan, and Postretirement Health and Life Plans, a return that may or may not be achieved during any one calendar year. The terminated Other U.S. Pension Plan is invested solely in an annuity contract which is primarily invested in fixed-income securities structured such that asset maturities match the duration of the plan’s obligations.
The target allocations for 2015 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

2015 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans
Equity securities	30 - 60	10 - 35	0 - 5	0 - 20
Debt securities	40 - 70	40 - 80	95 - 100	70 - 100
Real estate	0 - 10	0 - 15	0 - 5	0 - 5
Other	0 - 5	0 - 15	0 - 5	0 - 5
Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $215 million (1.15 percent of total plan assets) and $200 million (1.10 percent of total plan assets) at December 31, 2014 and 2013.

Bank of America 2014 234

Fair Value Measurements
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements.
Combined plan investment assets measured at fair value by level and in total at December 31, 2014 and 2013 are summarized in the Fair Value Measurements table.

Fair Value Measurements

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest-bearing cash	$3,814	$—	$—	$3,814
Cash and cash equivalent commingled/mutual funds	—	4	—	4
Fixed income
U.S. government and government agency securities	2,004	2,151	11	4,166
Corporate debt securities	—	1,454	—	1,454
Asset-backed securities	—	1,930	—	1,930
Non-U.S. debt securities	627	487	—	1,114
Fixed income commingled/mutual funds	101	1,397	—	1,498
Equity
Common and preferred equity securities	6,628	—	—	6,628
Equity commingled/mutual funds	16	1,817	—	1,833
Public real estate investment trusts	124	—	—	124
Real estate
Private real estate	—	—	127	127
Real estate commingled/mutual funds	—	4	632	636
Limited partnerships	—	122	65	187
Other investments (1)	1	490	127	618
Total plan investment assets, at fair value	$13,315	$9,856	$962	$24,133

	December 31, 2013
Cash and short-term investments
Money market and interest-bearing cash	$2,586	$—	$—	$2,586
Cash and cash equivalent commingled/mutual funds	—	223	—	223
Fixed income
U.S. government and government agency securities	1,590	2,245	12	3,847
Corporate debt securities	—	1,233	—	1,233
Asset-backed securities	—	1,455	—	1,455
Non-U.S. debt securities	547	502	6	1,055
Fixed income commingled/mutual funds	89	1,279	—	1,368
Equity
Common and preferred equity securities	7,463	—	—	7,463
Equity commingled/mutual funds	213	2,308	—	2,521
Public real estate investment trusts	127	—	—	127
Real estate
Private real estate	—	—	119	119
Real estate commingled/mutual funds	—	7	462	469
Limited partnerships	—	117	145	262
Other investments (1)	—	662	135	797
Total plan investment assets, at fair value	$12,615	$10,031	$879	$23,525

(1)
Other investments include interest rate swaps of $297 million and $435 million, participant loans of $78 million and $87 million, commodity and balanced funds of $178 million and $229 million and other various investments of $65 million and $46 million at December 31, 2014 and 2013.

235 Bank of America 2014

The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2014, 2013 and 2012.

Level 3 Fair Value Measurements

	2014
(Dollars in millions)	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers into/ (out of) Level 3	Balance December 31
Fixed income
U.S. government and government agency securities	$12	$—	$—	$(1)	$—	$11
Non-U.S. debt securities	6	—	—	(2)	(4)	—
Real estate
Private real estate	119	5	5	(2)	—	127
Real estate commingled/mutual funds	462	20	150	—	—	632
Limited partnerships	145	5	3	(88)	—	65
Other investments	135	1	1	(10)	—	127
Total	$879	$31	$159	$(103)	$(4)	$962

	2013
Fixed income
U.S. government and government agency securities	$13	$—	$—	$(1)	$—	$12
Non-U.S. debt securities	10	(2)	—	(2)	—	6
Real estate
Private real estate	110	4	7	(2)	—	119
Real estate commingled/mutual funds	324	15	123	—	—	462
Limited partnerships	231	8	23	(89)	(28)	145
Other investments	129	(6)	13	(1)	—	135
Total	$817	$19	$166	$(95)	$(28)	$879

	2012
Fixed income
U.S. government and government agency securities	$13	$—	$—	$—	$—	$13
Non-U.S. debt securities	10	(1)	1	(1)	1	10
Real estate
Private real estate	113	(2)	2	(3)	—	110
Real estate commingled/mutual funds	249	13	62	—	—	324
Limited partnerships	232	8	11	(20)	—	231
Other investments	122	7	4	(4)	—	129
Total	$739	$25	$80	$(28)	$1	$817
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

				Postretirement Health and Life Plans
(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Net Payments (3)	Medicare Subsidy
2015	$921	$55	$244	$130	$14
2016	908	58	241	126	14
2017	900	62	242	122	14
2018	899	65	239	117	13
2019	895	72	236	111	13
2020 – 2024	4,407	449	1,136	495	58

(1)	Benefit payments expected to be made from the plan’s assets.

(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Bank of America 2014 236

Defined Contribution Plans
The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans. The Corporation contributed $1.0 billion, $1.1 billion and $886 million in 2014, 2013 and 2012, respectively, to the qualified defined contribution plans. At December 31, 2014 and 2013, 238 million and 235 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $29 million, $10 million and $10 million in 2014, 2013 and 2012, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Corporation’s Key Associate Stock Plan. Under the Key Associate Stock Plan, the Corporation grants stock-based awards, including stock options, restricted stock and restricted stock units (RSUs). Grants in 2014 included RSUs which generally vest in three equal annual installments beginning one year from the grant date, and awards which will vest subject to the attainment of specified performance goals.
For most awards, expense is generally recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For awards to employees that meet retirement eligibility criteria, the Corporation records the expense upon grant. For employees that become retirement eligible during the vesting period, the Corporation recognizes expense from the grant date to the date on which the employee becomes retirement eligible, net of estimated forfeitures. The compensation cost for the stock-based plans was $2.30 billion, $2.28 billion and $2.27 billion in 2014, 2013 and 2012, respectively. The related income tax benefit was $854 million, $842 million and $839 million for 2014, 2013 and 2012, respectively.
Key Associate Stock Plan
The Key Associate Stock Plan became effective January 1, 2003. It provides for different types of awards, including stock options, restricted stock and RSUs. As of December 31, 2014, the shareholders had authorized approximately 1.1 billion shares for grant under this plan. Additionally, any shares covered by awards under certain legacy plans that cancel, terminate, expire, lapse or settle in cash after a specified date may be re-granted under the Key Associate Stock Plan.
During 2014, the Corporation issued 133 million RSUs to certain employees under the Key Associate Stock Plan. Certain awards are earned based on the achievement of specified performance criteria. RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. In 2014, two million of these RSUs were authorized to be settled in shares of common stock with the remainder in cash. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions, which in the aggregate represented substantially all of the awards in 2014, is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock.
From time to time, the Corporation enters into equity total return swaps to hedge a portion of RSUs granted to certain employees as part of their compensation in prior periods to minimize the change in the expense to the Corporation driven by fluctuations in the fair value of the RSUs. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are used to hedge the price risk of cash-settled awards with changes in fair value recorded in personnel expense. For information on amounts recognized on equity total return swaps used to hedge the Corporation’s outstanding RSUs, see Note 2 – Derivatives.
Other Stock Plans
The Corporation assumed the obligations of certain stock compensation plans with the acquisition of Merrill Lynch. These plans are no longer active and no awards were granted in 2014, 2013 or 2012. At December 31, 2014, five million unvested RSUs remained outstanding under the Merrill Lynch Financial Advisor Capital Accumulation Award Plan. These awards were granted in 2003 and thereafter and are generally payable eight years from the grant date in a fixed number of the Corporation’s common shares.
Restricted Stock/Units
The table below presents the status at December 31, 2014 of the share-settled restricted stock/units and changes during 2014.

Stock-settled Restricted Stock/Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2014	71,202,751	$12.05
Granted	2,064,195	16.63
Vested	(42,209,408)	14.27
Canceled	(1,174,769)	10.45
Outstanding at December 31, 2014	29,882,769	$9.30

237 Bank of America 2014

The table below presents the status at December 31, 2014 of the cash-settled RSUs granted under the Key Associate Stock Plan and changes during 2014.

Cash-settled Restricted Units

Units
Outstanding at January 1, 2014	359,928,869
Granted	130,956,173
Vested	(162,061,256)
Canceled	(11,867,351)
Outstanding at December 31, 2014	316,956,435
At December 31, 2014, there was an estimated $1.5 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to four years, with a weighted-average period of 1.6 years. The total fair value of restricted stock vested in 2014, 2013 and 2012 was $576 million, $1.0 billion and $2.9 billion, respectively. In 2014, 2013 and 2012, the amount of cash paid to settle equity-based awards for all equity compensation plans was $1.7 billion, $1.4 billion and $779 million, respectively.
Stock Options
The table below presents the status of all option plans at December 31, 2014 and changes during 2014.

Stock Options

	Options	Weighted- average Exercise Price
Outstanding at January 1, 2014	122,168,691	$48.23
Forfeited	(34,081,637)	46.32
Outstanding at December 31, 2014	88,087,054	48.96
Options vested and exercisable at December 31, 2014	88,087,054	48.96
Outstanding options at December 31, 2014 included 79 million options under the Key Associate Stock Plan and nine million options to employees of predecessor company plans assumed in mergers. All options outstanding as of December 31, 2014 were vested and exercisable with a weighted-average remaining contractual term of 1.6 years and have no aggregate intrinsic value. No options have been granted since 2008.

NOTE 19 Income Taxes
The components of income tax expense (benefit) for 2014, 2013 and 2012 are presented in the table below.

Income Tax Expense (Benefit)

(Dollars in millions)	2014	2013	2012
Current income tax expense
U.S. federal	$443	$180	$458
U.S. state and local	340	786	592
Non-U.S.	513	513	569
Total current expense	1,296	1,479	1,619
Deferred income tax expense (benefit)
U.S. federal	583	2,056	(3,433)
U.S. state and local	85	(94)	(55)
Non-U.S.	58	1,300	753
Total deferred expense (benefit)	726	3,262	(2,735)
Total income tax expense (benefit)	$2,022	$4,741	$(1,116)
Total income tax expense (benefit) does not reflect the deferred tax effects of unrealized gains and losses on AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives and employee benefit plan adjustments that are included in accumulated OCI. These tax effects resulted in an expense of $3.4 billion in 2014 and $1.3 billion in 2012, and a benefit of $2.7 billion in 2013, recorded in accumulated OCI. In addition, total income tax expense (benefit) does not reflect tax effects associated with the Corporation’s employee stock plans which decreased common stock and additional paid-in capital $35 million, $128 million and $277 million in 2014, 2013 and 2012, respectively.

Bank of America 2014 238

Income tax expense (benefit) for 2014, 2013 and 2012 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate of 35 percent, to the Corporation’s actual income tax expense (benefit), and the effective tax rates for 2014, 2013 and 2012 are presented in the table below.

Reconciliation of Income Tax Expense (Benefit)

	2014		2013		2012
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income tax expense	$2,399	35.0%	$5,660	35.0%	$1,075	35.0%
Increase (decrease) in taxes resulting from:		(0.001)%		(0.001)%		(0.001)%
State tax expense, net of federal benefit	276	4.0	450	2.8	349	11.4
Affordable housing credits/other credits	(950)	(13.8)	(863)	(5.3)	(783)	(25.5)
Changes in prior period UTBs, including interest	(741)	(10.8)	(255)	(1.6)	(198)	(6.4)
Tax-exempt income, including dividends	(533)	(7.8)	(524)	(3.2)	(576)	(18.8)
Non-U.S. tax rate differential (1)	(507)	(7.4)	(940)	(5.8)	(1,968)	(64.1)
Nondeductible expenses	1,982	28.9	104	0.6	231	7.5
Leveraged lease tax differential	53	0.8	26	0.2	83	2.7
Non-U.S. statutory rate reductions	—	—	1,133	7.0	788	25.7
Other	43	0.6	(50)	(0.4)	(117)	(3.8)
Total income tax expense (benefit)	$2,022	29.5%	$4,741	29.3%	$(1,116)	(36.3)%

(1)
Includes in 2012, a $1.7 billion income tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain non-U.S. subsidiaries over the related U.S. tax liability.

The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2014	2013	2012
Balance, January 1	$3,068	$3,677	$4,203
Increases related to positions taken during the current year	75	98	352
Increases related to positions taken during prior years (1)	519	254	142
Decreases related to positions taken during prior years (1)	(973)	(508)	(711)
Settlements	(1,594)	(448)	(205)
Expiration of statute of limitations	(27)	(5)	(104)
Balance, December 31	$1,068	$3,068	$3,677

(1)
The sum per year of positions taken during prior years differs from the $741 million, $255 million and $198 million in the Reconciliation of Income Tax Expense (Benefit) table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense (Benefit) table.

At December 31, 2014, 2013 and 2012, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $0.7 billion, $2.5 billion and $3.1 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The Tax Examination Status table summarizes the status of significant examinations (U.S. federal unless otherwise noted) for the Corporation and various subsidiaries as of December 31, 2014.

Tax Examination Status

	Years under Examination	Status at December 31 2014
U.S. (1)	2010 – 2011	IRS Appeals
U.S.	2012 – 2013	Field examination
New York	2008 – 2012	Field examination
U.K.	2012	Field examination

(1)	Field examination completed during 2014. The Corporation filed a protest related to certain adjustments with the IRS administrative appeals division.
During 2014, the Corporation settled and effectively resolved the federal examinations related to years 2005 through 2009 and all open Merrill Lynch years through 2008, as well as various state and local examinations for multiple years.

239 Bank of America 2014

It is reasonably possible that the UTB balance may decrease by as much as $0.4 billion during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
During 2014, 2013 and 2012, the Corporation recognized a benefit of $196 million and expense of $127 million and $99 million, respectively, for interest and penalties, net-of-tax, in income tax expense. At December 31, 2014 and 2013, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $455 million and $888 million.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2014 and 2013 are presented in the table below.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2014	2013
Deferred tax assets
Net operating loss carryforwards	$9,787	$10,967
Accrued expenses	5,916	6,749
Tax credit carryforwards	5,614	9,689
Security, loan and debt valuations	5,190	4,264
Allowance for credit losses	5,047	6,100
Employee compensation and retirement benefits	3,665	2,729
State income taxes	2,034	2,643
Available-for-sale securities	—	1,918
Other	1,688	722
Gross deferred tax assets	38,941	45,781
Valuation allowance	(1,111)	(1,940)
Total deferred tax assets, net of valuation allowance	37,830	43,841

Deferred tax liabilities
Equipment lease financing	2,880	3,106
Intangibles	1,349	1,529
Mortgage servicing rights	1,041	1,547
Available-for-sale securities	828	—
Fee income	816	798
Long-term borrowings	587	3,033
Other	2,075	1,472
Gross deferred tax liabilities	9,576	11,485
Net deferred tax assets	$28,254	$32,356

The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2014.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses – U.S.	$3,065	$—	$3,065	After 2027
Net operating losses – U.K.	6,276	—	6,276	None (1)
Net operating losses – other non-U.S.	446	(316)	130	Various
Net operating losses – U.S. states (2)	1,168	(460)	708	Various
General business credits	3,383	—	3,383	After 2029
Foreign tax credits	2,231	(68)	2,163	After 2022

(1)	The U.K. net operating losses may be carried forward indefinitely.

(2)	The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.8 billion and $708 million.
Management concluded that no valuation allowance was necessary to reduce the U.K. NOL carryforwards and U.S. NOL and general business credit carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. The majority of the Corporation’s U.K. net deferred tax assets, which consist primarily of NOLs, are expected to be realized by certain subsidiaries over an extended number of years. Management’s conclusion is supported by financial results and forecasts, the reorganization of certain business activities and the indefinite period to carry forward NOLs. However, significant changes to those estimates, such as changes that would be caused by a substantial and prolonged worsening of the condition of Europe’s capital markets, or a change in applicable laws, could lead management to reassess its U.K. valuation allowance conclusions.
At December 31, 2014, U.S. federal income taxes had not been provided on $17.2 billion of undistributed earnings of non-U.S. subsidiaries that management has determined have been reinvested for an indefinite period of time. If the Corporation were to record a deferred tax liability associated with these undistributed earnings, the amount would be approximately $4.5 billion at December 31, 2014.

Bank of America 2014 240

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
During 2014, except for the adoption of FVA, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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
Derivative Assets and Liabilities
The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that utilize multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. When third-party pricing services are used, the methods and assumptions are reviewed by the Corporation. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available, or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Corporation incorporates within its fair value measurements of OTC derivatives a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparty, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the

241 Bank of America 2014

Corporation’s own credit risk. The Corporation also incorporates FVA within its fair value measurements to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives. An estimate of severity of loss is also used in the determination of fair value, primarily based on market data.
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
Mortgage Servicing Rights
The fair values of MSRs are determined using models that rely on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the option-adjusted spread levels. For more information on MSRs, see Note 23 – Mortgage Servicing Rights.
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

Bank of America 2014 242

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2014 and 2013, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$62,182	$—	$—	$62,182
Trading account assets:
U.S. government and agency securities (2)	33,470	17,549	—	—	51,019
Corporate securities, trading loans and other	243	31,699	3,270	—	35,212
Equity securities	33,518	22,488	352	—	56,358
Non-U.S. sovereign debt	20,348	15,332	574	—	36,254
Mortgage trading loans and ABS	—	10,879	2,063	—	12,942
Total trading account assets	87,579	97,947	6,259	—	191,785
Derivative assets (3)	4,957	972,977	6,851	(932,103)	52,682
AFS debt securities:
U.S. Treasury and agency securities	67,413	2,182	—	—	69,595
Mortgage-backed securities:
Agency	—	165,039	—	—	165,039
Agency-collateralized mortgage obligations	—	14,248	—	—	14,248
Non-agency residential	—	4,175	279	—	4,454
Commercial	—	4,000	—	—	4,000
Non-U.S. securities	3,191	3,029	10	—	6,230
Corporate/Agency bonds	—	368	—	—	368
Other taxable securities	20	9,104	1,667	—	10,791
Tax-exempt securities	—	8,950	599	—	9,549
Total AFS debt securities	70,624	211,095	2,555	—	284,274
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,541	—	—	—	1,541
Mortgage-backed securities:
Agency	—	15,704	—	—	15,704
Non-agency residential	—	3,745	—	—	3,745
Non-U.S. securities	13,270	1,862	—	—	15,132
Other taxable securities	—	299	—	—	299
Total other debt securities carried at fair value	14,811	21,610	—	—	36,421
Loans and leases	—	6,698	1,983	—	8,681
Mortgage servicing rights	—	—	3,530	—	3,530
Loans held-for-sale	—	6,628	173	—	6,801
Other assets	11,581	1,381	911	—	13,873
Total assets (4)	$189,552	$1,380,518	$22,262	$(932,103)	$660,229
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,469	$—	$—	$1,469
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,357	—	—	35,357
Trading account liabilities:
U.S. government and agency securities	18,514	446	—	—	18,960
Equity securities	24,679	3,670	—	—	28,349
Non-U.S. sovereign debt	16,089	3,625	—	—	19,714
Corporate securities and other	189	6,944	36	—	7,169
Total trading account liabilities	59,471	14,685	36	—	74,192
Derivative liabilities (3)	4,493	969,502	7,771	(934,857)	46,909
Short-term borrowings	—	2,697	—	—	2,697
Accrued expenses and other liabilities	10,795	1,250	10	—	12,055
Long-term debt	—	34,042	2,362	—	36,404
Total liabilities (4)	$74,759	$1,059,002	$10,179	$(934,857)	$209,083

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.2 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)
During 2014, the Corporation reclassified certain assets and liabilities within its fair value hierarchy based on a review of its inputs used to measure fair value. Accordingly, approximately $4.1 billion of assets related to U.S. government and agency securities, non-U.S. government securities and equity derivatives, and $570 million of liabilities related to equity derivatives were transferred from Level 1 to Level 2.

243 Bank of America 2014

	December 31, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$68,656	$—	$—	$68,656
Trading account assets:
U.S. government and agency securities (2)	34,222	14,625	—	—	48,847
Corporate securities, trading loans and other	1,147	27,746	3,559	—	32,452
Equity securities	41,324	22,741	386	—	64,451
Non-U.S. sovereign debt	24,357	12,399	468	—	37,224
Mortgage trading loans and ABS	—	13,388	4,631	—	18,019
Total trading account assets	101,050	90,899	9,044	—	200,993
Derivative assets (3)	2,374	910,602	7,277	(872,758)	47,495
AFS debt securities:
U.S. Treasury and agency securities	6,591	2,363	—	—	8,954
Mortgage-backed securities:
Agency	—	164,935	—	—	164,935
Agency-collateralized mortgage obligations	—	22,492	—	—	22,492
Non-agency residential	—	6,239	—	—	6,239
Commercial	—	2,480	—	—	2,480
Non-U.S. securities	3,698	3,415	107	—	7,220
Corporate/Agency bonds	—	873	—	—	873
Other taxable securities	20	12,963	3,847	—	16,830
Tax-exempt securities	—	5,122	806	—	5,928
Total AFS debt securities	10,309	220,882	4,760	—	235,951
Other debt securities carried at fair value:
U.S. Treasury and agency securities	4,062	—	—	—	4,062
Mortgage-backed securities:
Agency	—	16,500	—	—	16,500
Agency-collateralized mortgage obligations	—	218	—	—	218
Commercial	—	749	—	—	749
Non-U.S. securities	7,457	3,858	—	—	11,315
Total other debt securities carried at fair value	11,519	21,325	—	—	32,844
Loans and leases	—	6,985	3,057	—	10,042
Mortgage servicing rights	—	—	5,042	—	5,042
Loans held-for-sale	—	5,727	929	—	6,656
Other assets	14,474	1,912	1,669	—	18,055
Total assets (4)	$139,726	$1,326,988	$31,778	$(872,758)	$625,734
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,899	$—	$—	$1,899
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	26,500	—	—	26,500
Trading account liabilities:
U.S. government and agency securities	26,915	348	—	—	27,263
Equity securities	23,874	3,711	—	—	27,585
Non-U.S. sovereign debt	20,755	1,387	—	—	22,142
Corporate securities and other	518	5,926	35	—	6,479
Total trading account liabilities	72,062	11,372	35	—	83,469
Derivative liabilities (3)	1,968	896,907	7,501	(868,969)	37,407
Short-term borrowings	—	1,520	—	—	1,520
Accrued expenses and other liabilities	10,130	1,093	10	—	11,233
Long-term debt	—	45,045	1,990	—	47,035
Total liabilities (4)	$84,160	$984,336	$9,536	$(868,969)	$209,063

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $15.6 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)
During 2013, $500 million of other assets were transferred from Level 1 to Level 2 primarily due to a restriction that became effective for a private equity investment that was subsequently sold once the restriction was lifted.

Bank of America 2014 244

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2014, 2013 and 2012, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)

	2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2014
Trading account assets:
U.S. government and agency securities	$—	$—	$—	$87	$(87)	$—	$—	$—	$—	$—
Corporate securities, trading loans and other	3,559	180	—	1,675	(857)	—	(938)	1,275	(1,624)	3,270
Equity securities	386	—	—	104	(86)	—	(16)	146	(182)	352
Non-U.S. sovereign debt	468	30	—	120	(34)	—	(19)	11	(2)	574
Mortgage trading loans and ABS	4,631	199	—	1,643	(1,259)	—	(585)	39	(2,605)	2,063
Total trading account assets	9,044	409	—	3,629	(2,323)	—	(1,558)	1,471	(4,413)	6,259
Net derivative assets (2)	(224)	463	—	823	(1,738)	—	(432)	28	160	(920)
AFS debt securities:
Non-agency residential MBS	—	(2)	—	11	—	—	—	270	—	279
Non-U.S. securities	107	(7)	(11)	241	—	—	(147)	—	(173)	10
Corporate/Agency bonds	—	—	—	—	—	—	—	93	(93)	—
Other taxable securities	3,847	9	(8)	154	—	—	(1,381)	—	(954)	1,667
Tax-exempt securities	806	8	—	—	(16)	—	(235)	36	—	599
Total AFS debt securities	4,760	8	(19)	406	(16)	—	(1,763)	399	(1,220)	2,555
Loans and leases (3, 4)	3,057	69	—	—	(3)	699	(1,591)	25	(273)	1,983
Mortgage servicing rights (4)	5,042	(1,231)	—	—	(61)	707	(927)	—	—	3,530
Loans held-for-sale (3)	929	45	—	59	(725)	23	(216)	83	(25)	173
Other assets (5)	1,669	(98)	—	—	(430)	—	(245)	39	(24)	911
Trading account liabilities – Corporate securities and other	(35)	1	—	10	(13)	—	—	(9)	10	(36)
Accrued expenses and other liabilities (3)	(10)	2	—	—	—	(3)	—	—	1	(10)
Long-term debt (3)	(1,990)	49	—	169	—	(615)	540	(1,581)	1,066	(2,362)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.8 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.
During 2014, the transfers into Level 3 included $1.5 billion of trading account assets, $399 million of AFS debt securities and $1.6 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability related to municipal auction rate securities (ARS). Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During 2014, the transfers out of Level 3 included $4.4 billion of trading account assets, $160 million of net derivative assets, $1.2 billion of AFS debt securities, $273 million of loans and leases and $1.1 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability on certain CLOs. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability for certain equity derivatives. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability on certain CLOs. Transfers out of Level 3 for loans and leases were primarily due to increased price observability. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

245 Bank of America 2014

Level 3 – Fair Value Measurements (1)

	2013
				Gross
(Dollars in millions)	Balance January 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2013
Trading account assets:
Corporate securities, trading loans and other	$3,726	$242	$—	$3,848	$(3,110)	$59	$(651)	$890	$(1,445)	$3,559
Equity securities	545	74	—	96	(175)	—	(100)	70	(124)	386
Non-U.S. sovereign debt	353	50	—	122	(18)	—	(36)	2	(5)	468
Mortgage trading loans and ABS	4,935	53	—	2,514	(1,993)	—	(868)	20	(30)	4,631
Total trading account assets	9,559	419	—	6,580	(5,296)	59	(1,655)	982	(1,604)	9,044
Net derivative assets (2)	1,468	(304)	—	824	(1,467)	—	(1,362)	(10)	627	(224)
AFS debt securities:
Commercial MBS	10	—	—	—	—	—	(10)	—	—	—
Non-U.S. securities	—	5	2	1	(1)	—	—	100	—	107
Corporate/Agency bonds	92	—	4	—	—	—	—	—	(96)	—
Other taxable securities	3,928	9	15	1,055	—	—	(1,155)	—	(5)	3,847
Tax-exempt securities	1,061	3	19	—	—	—	(109)	—	(168)	806
Total AFS debt securities	5,091	17	40	1,056	(1)	—	(1,274)	100	(269)	4,760
Loans and leases (3, 4)	2,287	98	—	310	(128)	1,252	(757)	19	(24)	3,057
Mortgage servicing rights (4)	5,716	1,941	—	—	(2,044)	472	(1,043)	—	—	5,042
Loans held-for-sale (3)	2,733	62	—	8	(402)	4	(1,507)	34	(3)	929
Other assets (5)	3,129	(288)	—	46	(383)	—	(1,019)	239	(55)	1,669
Trading account liabilities – Corporate securities and other	(64)	10	—	43	(54)	(5)	—	(9)	44	(35)
Accrued expenses and other liabilities (3)	(15)	30	—	—	—	(751)	724	(1)	3	(10)
Long-term debt (3)	(2,301)	13	—	358	(4)	(172)	258	(1,331)	1,189	(1,990)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.3 billion and derivative liabilities of $7.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.
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

During 2013, the transfers out of Level 3 included $1.6 billion of trading account assets, $627 million of net derivative assets, $269 million of AFS debt securities and $1.2 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and third-party prices available for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability (i.e., market comparables for the referenced instruments) for certain options. Transfers out of Level 3 for AFS debt securities were primarily due to increased market liquidity. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Bank of America 2014 246

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
During 2012, the transfers into Level 3 included $1.4 billion of trading account assets, $269 million of net derivative assets, $450 million of loans and leases and $2.0 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans and updated information related to certain CLOs. Transfers into Level 3 for net derivative assets were primarily related to decreased price observability for certain long-dated equity derivative liabilities due to a lack of independent pricing. Transfers into Level 3 for loans and leases were due to updated information related to certain commercial loans. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During 2012, the transfers out of Level 3 included $1.2 billion of trading account assets, $461 million of net derivative assets, $771 million of AFS debt securities, $632 million of LHFS and $1.8 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily related to increased market liquidity for certain corporate and commercial real estate loans. Transfers out of Level 3 for net derivative assets were primarily related to increased price observability (i.e., market comparables for the referenced instruments) for certain total return swaps and foreign exchange swaps. Transfers out of Level 3 for AFS debt securities were primarily related to increased price observability for certain non-agency RMBS and ABS. Transfers out of Level 3 for LHFS were primarily related to increased observable inputs, primarily liquid comparables. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

247 Bank of America 2014

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during 2014, 2013 and 2012. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$180	$—	$—	$180
Non-U.S. sovereign debt	30	—	—	30
Mortgage trading loans and ABS	199	—	—	199
Total trading account assets	409	—	—	409
Net derivative assets	(475)	834	104	463
AFS debt securities:
Non-agency residential MBS	—	—	(2)	(2)
Non-U.S. securities	—	—	(7)	(7)
Other taxable securities	—	—	9	9
Tax-exempt securities	—	—	8	8
Total AFS debt securities	—	—	8	8
Loans and leases (3)	—	—	69	69
Mortgage servicing rights	(6)	(1,225)	—	(1,231)
Loans held-for-sale (3)	(14)	—	59	45
Other assets	—	(79)	(19)	(98)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	—	2	2
Long-term debt (3)	78	—	(29)	49
Total	$(7)	$(470)	$194	$(283)

	2013
Trading account assets:
Corporate securities, trading loans and other	$242	$—	$—	$242
Equity securities	74	—	—	74
Non-U.S. sovereign debt	50	—	—	50
Mortgage trading loans and ABS	53	—	—	53
Total trading account assets	419	—	—	419
Net derivative assets	(1,224)	927	(7)	(304)
AFS debt securities:
Non-U.S. securities	—	—	5	5
Other taxable securities	—	—	9	9
Tax-exempt securities	—	—	3	3
Total AFS debt securities	—	—	17	17
Loans and leases (3)	—	(38)	136	98
Mortgage servicing rights	—	1,941	—	1,941
Loans held-for-sale (3)	—	2	60	62
Other assets	—	122	(410)	(288)
Trading account liabilities – Corporate securities and other	10	—	—	10
Accrued expenses and other liabilities (3)	—	30	—	30
Long-term debt (3)	45	—	(32)	13
Total	$(750)	$2,984	$(236)	$1,998

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $86 million and $77 million recorded on net derivative assets and other assets were also included for 2014 and 2013.

(3)	Amounts represent instruments that are accounted for under the fair value option.

Bank of America 2014 248

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings (continued)

	2012
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$195	$—	$—	$195
Equity securities	31	—	—	31
Non-U.S. sovereign debt	8	—	—	8
Mortgage trading loans and ABS	215	—	—	215
Total trading account assets	449	—	—	449
Net derivative assets	(3,208)	2,987	—	(221)
AFS debt securities:
Non-agency residential MBS	—	—	(69)	(69)
Corporate/Agency bonds	—	—	(2)	(2)
Other taxable securities	2	—	21	23
Tax-exempt securities	—	—	61	61
Total AFS debt securities	2	—	11	13
Loans and leases (3)	—	—	334	334
Mortgage servicing rights	—	(430)	—	(430)
Loans held-for-sale (3)	—	148	204	352
Other assets	—	(74)	20	(54)
Trading account liabilities – Corporate securities and other	4	—	—	4
Accrued expenses and other liabilities (3)	—	—	(4)	(4)
Long-term debt (3)	(133)	—	(174)	(307)
Total	$(2,886)	$2,631	$391	$136

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts included are primarily recorded in other income (loss). Equity investment gains of $97 million recorded on other assets were also included for 2012.

(3)	Amounts represent instruments that are accounted for under the fair value option.

249 Bank of America 2014

The table below summarizes changes in unrealized gains (losses) recorded in earnings during 2014, 2013 and 2012 for Level 3 assets and liabilities that were still held at December 31, 2014, 2013 and 2012. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$69	$—	$—	$69
Equity securities	(8)	—	—	(8)
Non-U.S. sovereign debt	31	—	—	31
Mortgage trading loans and ABS	79	—	—	79
Total trading account assets	171	—	—	171
Net derivative assets	(276)	85	104	(87)
Loans and leases (3)	—	—	76	76
Mortgage servicing rights	(6)	(1,747)	—	(1,753)
Loans held-for-sale (3)	(14)	—	10	(4)
Other assets	—	(50)	102	52
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities (3)	—	—	1	1
Long-term debt (3)	29	—	(37)	(8)
Total	$(95)	$(1,712)	$256	$(1,551)

	2013
Trading account assets:
Corporate securities, trading loans and other	$(130)	$—	$—	$(130)
Equity securities	40	—	—	40
Non-U.S. sovereign debt	80	—	—	80
Mortgage trading loans and ABS	(174)	—	—	(174)
Total trading account assets	(184)	—	—	(184)
Net derivative assets	(1,375)	42	(7)	(1,340)
Loans and leases (3)	—	(34)	152	118
Mortgage servicing rights	—	1,541	—	1,541
Loans held-for-sale (3)	—	6	57	63
Other assets	—	166	14	180
Long-term debt (3)	(4)	—	(32)	(36)
Total	$(1,563)	$1,721	$184	$342

	2012
Trading account assets:
Corporate securities, trading loans and other	$(19)	$—	$—	$(19)
Equity securities	17	—	—	17
Non-U.S. sovereign debt	20	—	—	20
Mortgage trading loans and ABS	36	—	—	36
Total trading account assets	54	—	—	54
Net derivative assets	(2,782)	456	—	(2,326)
AFS debt securities – Other taxable securities	2	—	—	2
Loans and leases (3)	—	—	214	214
Mortgage servicing rights	—	(1,100)	—	(1,100)
Loans held-for-sale (3)	—	112	168	280
Other assets	—	(71)	50	(21)
Trading account liabilities – Corporate securities and other	4	—	—	4
Accrued expenses and other liabilities (3)	—	—	(2)	(2)
Long-term debt (3)	(136)	—	(173)	(309)
Total	$(2,858)	$(603)	$257	$(3,204)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $170 million and $53 million recorded on net derivative assets and other assets were included for 2014 and 2013, and gains of $141 million recorded on other assets were included for 2012.

(3)	Amounts represent instruments that are accounted for under the fair value option.

Bank of America 2014 250

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2014 and 2013.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,030	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	483		Prepayment speed	0% to 35% CPR	14%
Loans and leases	1,374		Default rate	2% to 15% CDR	7%
Loans held-for-sale	173		Loss severity	26% to 100%	34%
Commercial loans, debt securities and other	$7,203	Discounted cash flow, Market comparables	Yield	0% to 40%	9%
Trading account assets – Corporate securities, trading loans and other	3,224		Enterprise value/EBITDA multiple	0x to 30x	6x
Trading account assets – Non-U.S. sovereign debt	574		Prepayment speed	1% to 30%	12%
Trading account assets – Mortgage trading loans and ABS	1,580		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	1,216		Loss severity	25% to 40%	38%
Loans and leases	609		Duration	0 years to 5 years	3 years
			Price	$0 to $107	$76
Auction rate securities	$1,096	Discounted cash flow, Market comparables	Price	$60 to $100	$95
Trading account assets – Corporate securities, trading loans and other	46
AFS debt securities – Other taxable securities	451
AFS debt securities – Tax-exempt securities	599
Structured liabilities
Long-term debt	$(2,362)	Industry standard derivative pricing (2, 3)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	6% to 69%	24%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivative assets
Credit derivatives	$22	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 25%	14%
			Upfront points	0 points to 100 points	65 points
			Spread to index	25 bps to 450 bps	119 bps
			Credit correlation	24% to 99%	51%
			Prepayment speed	3% to 20% CPR	11%
			Default rate	4% CDR	n/a
			Loss severity	35%	n/a
Equity derivatives	$(1,560)	Industry standard derivative pricing (2)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	6% to 69%	24%
Commodity derivatives	$141	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $7/MMBtu	$5/MMBtu
			Correlation	82% to 93%	90%
			Volatilities	16% to 98%	35%
Interest rate derivatives	$477	Industry standard derivative pricing (3)	Correlation (IR/IR)	11% to 99%	55%
			Correlation (FX/IR)	-48% to 40%	-5%
			Long-dated inflation rates	0% to 3%	1%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(920)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 245: Trading account assets – Corporate securities, trading loans and other of $3.3 billion, Trading account assets – Non-U.S. sovereign debt of $574 million, Trading account assets – Mortgage trading loans and ABS of $2.1 billion, AFS debt securities – Other taxable securities of $1.7 billion, AFS debt securities – Tax-exempt securities of $599 million, Loans and leases of $2.0 billion and LHFS of $173 million.

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
FX = Foreign Exchange
n/a = not applicable

251 Bank of America 2014

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2013

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$3,443	Discounted cash flow, Market comparables	Yield	2% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	363		Prepayment speed	0% to 35% CPR	9%
Loans and leases	2,151		Default rate	1% to 20% CDR	6%
Loans held-for-sale	929		Loss severity	21% to 80%	35%
Commercial loans, debt securities and other	$12,135	Discounted cash flow, Market comparables	Yield	0% to 45%	5%
Trading account assets – Corporate securities, trading loans and other	3,462		Enterprise value/EBITDA multiple	0x to 24x	7x
Trading account assets – Non-U.S. sovereign debt	468		Prepayment speed	5% to 40%	19%
Trading account assets – Mortgage trading loans and ABS	4,268		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	3,031		Loss severity	25% to 42%	36%
Loans and leases	906		Duration	1 year to 5 years	4 years
Auction rate securities	$1,719	Discounted cash flow, Market comparables	Projected tender price/Refinancing level	60% to 100%	96%
Trading account assets – Corporate securities, trading loans and other	97
AFS debt securities – Other taxable securities	816
AFS debt securities – Tax-exempt securities	806
Structured liabilities
Long-term debt	$(1,990)	Industry standard derivative pricing (2, 3)	Equity correlation	18% to 98%	70%
			Long-dated equity volatilities	4% to 63%	27%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivative assets
Credit derivatives	$808	Discounted cash flow, Stochastic recovery correlation model	Yield	3% to 25%	14%
			Upfront points	0 points to 100 points	63 points
			Spread to index	-1,407 bps to 1,741 bps	91 bps
			Credit correlation	14% to 99%	47%
			Prepayment speed	3% to 40% CPR	13%
			Default rate	1% to 5% CDR	3%
			Loss severity	20% to 42%	35%
Equity derivatives	$(1,596)	Industry standard derivative pricing (2)	Equity correlation	18% to 98%	70%
			Long-dated equity volatilities	4% to 63%	27%
Commodity derivatives	$6	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$3/MMBtu to $11/MMBtu	$6/MMBtu
			Correlation	47% to 89%	81%
			Volatilities	9% to 109%	30%
Interest rate derivatives	$558	Industry standard derivative pricing (3)	Correlation (IR/IR)	24% to 99%	60%
			Correlation (FX/IR)	-30% to 40%	-4%
			Long-dated inflation rates	0% to 3%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(224)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 246: Trading account assets – Corporate securities, trading loans and other of $3.6 billion, Trading account assets – Non-U.S. sovereign debt of $468 million, Trading account assets – Mortgage trading loans and ABS of $4.6 billion, AFS debt securities – Other taxable securities of $3.8 billion, AFS debt securities – Tax-exempt securities of $806 million, Loans and leases of $3.1 billion and LHFS of $929 million.

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

Bank of America 2014 252

In the tables above, instruments backed by residential real estate assets include RMBS, whole loans and mortgage CDOs. Commercial loans, debt securities and other include corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option.
In addition to the instruments in the tables above, the Corporation held $347 million and $767 million of instruments at December 31, 2014 and 2013 consisting primarily of certain direct private equity investments and private equity funds that were classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund’s general partner.
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
The level of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At December 31, 2014 and 2013, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.
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

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during 2014, 2013 and 2012, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31
	2014		2013
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$156	$30	$2,138	$115
Loans and leases	5	4,636	18	5,240
Foreclosed properties (1)	—	1,197	12	1,258
Other assets	13	—	88	—

		Gains (Losses)
		2014	2013	2012
Assets
Loans held-for-sale		$(19)	$(71)	$(24)
Loans and leases		(1,132)	(1,104)	(3,116)
Foreclosed properties (1)		(40)	(39)	(47)
Other assets		(6)	(20)	(16)

(1)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value of, and related losses on, foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at December 31, 2014 and 2013.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

	December 31, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$4,636	Market comparables	OREO discount	0% to 28%	8%
Loans and leases	4,636		Cost to sell	7% to 14%	8%

	December 31, 2013
Instruments backed by residential real estate assets	$5,240	Market comparables	OREO discount	0% to 19%	8%
Loans and leases	5,240		Cost to sell	8%	n/a
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

253 Bank of America 2014

NOTE 21 Fair Value Option
Loans and Loan Commitments
The Corporation elects to account for certain commercial loans and loan commitments that exceed the Corporation’s single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income (loss). Electing the fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the credit derivatives at fair value. The Corporation also elected the fair value option for certain loans held in consolidated VIEs. Of the changes in fair value of these loans, gains of $32 million, $148 million and $527 million were attributable to changes in borrower-specific credit risk in 2014, 2013 and 2012.
Loans Held-for-sale
The Corporation elects to account for residential mortgage LHFS, commercial mortgage LHFS and certain other LHFS under the fair value option with interest income on these LHFS recorded in other interest income. These loans are actively managed and monitored and, as appropriate, certain market risks of the loans may be mitigated through the use of derivatives. The Corporation has elected not to designate the derivatives as qualifying accounting hedges and therefore they are carried at fair value with changes in fair value recorded in other income (loss). The changes in fair value of the loans are largely offset by changes in the fair value of the derivatives. Of the changes in fair value of these loans, gains of $84 million, $225 million and $425 million were attributable to changes in borrower-specific credit risk in 2014, 2013 and 2012. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The Corporation has not elected to account for certain other LHFS under the fair value option primarily because these loans are floating-rate loans that are not hedged using derivative instruments.
Loans Reported as Trading Account Assets
The Corporation elects to account for certain loans that are held for the purpose of trading and risk-managed on a fair value basis under the fair value option. Of the changes in fair value of these loans, gains of $28 million and $56 million were attributable to changes in borrower-specific credit risk in 2014 and 2013. An immaterial portion of the changes in fair value of these loans was attributable to changes in borrower-specific credit risk in 2012.

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

Bank of America 2014 254

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2014 and 2013.

Fair Value Option Elections

	December 31
	2014			2013
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets (1)	$4,607	$8,487	$(3,880)	$2,406	$4,541	$(2,135)
Trading inventory – other	6,865	n/a	n/a	5,475	n/a	n/a
Consumer and commercial loans	8,681	8,925	(244)	10,042	10,423	(381)
Loans held-for-sale	6,801	6,920	(119)	6,656	6,996	(340)
Securities financing agreements	97,539	97,234	305	95,156	94,890	266
Other assets	253	270	(17)	278	270	8
Long-term deposits	1,469	1,361	108	1,899	1,797	102
Unfunded loan commitments	405	n/a	n/a	354	n/a	n/a
Short-term borrowings	2,697	2,697	—	1,520	1,520	—
Long-term debt (2)	36,404	35,815	589	47,035	46,669	366

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $35.3 billion and contractual principal outstanding of $34.6 billion at December 31, 2014 compared to $40.7 billion and $39.7 billion at December 31, 2013.

n/a = not applicable

255 Bank of America 2014

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2014, 2013 and 2012.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	2014
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$(87)	$—	$—	$(87)
Trading inventory – other (1)	1,091	—	—	1,091
Consumer and commercial loans	(24)	—	69	45
Loans held-for-sale (2)	(56)	798	83	825
Securities financing agreements	(110)	—	—	(110)
Long-term deposits	23	—	(26)	(3)
Unfunded loan commitments	—	—	(64)	(64)
Short-term borrowings	52	—	—	52
Long-term debt (3)	239	—	407	646
Total	$1,128	$798	$469	$2,395

	2013
Loans reported as trading account assets	$83	$—	$—	$83
Trading inventory – other (1)	1,355	—	—	1,355
Consumer and commercial loans	(28)	(38)	240	174
Loans held-for-sale (2)	7	966	75	1,048
Securities financing agreements	(80)	—	—	(80)
Other assets	—	—	(77)	(77)
Long-term deposits	30	—	84	114
Asset-backed secured financings	—	(91)	—	(91)
Unfunded loan commitments	—	—	180	180
Short-term borrowings	(70)	—	—	(70)
Long-term debt (3)	(602)	—	(649)	(1,251)
Total	$695	$837	$(147)	$1,385

	2012
Loans reported as trading account assets	$232	$—	$—	$232
Trading inventory – other (1)	659	—	—	659
Consumer and commercial loans	17	—	542	559
Loans held-for-sale (2)	75	3,048	190	3,313
Securities financing agreements	(90)	—	—	(90)
Other assets	—	—	12	12
Long-term deposits	—	—	29	29
Asset-backed secured financings	—	(180)	—	(180)
Unfunded loan commitments	—	—	704	704
Short-term borrowings	1	—	—	1
Long-term debt (3)	(1,888)	—	(5,107)	(6,995)
Total	$(994)	$2,868	$(3,630)	$(1,756)

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

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

NOTE 22 Fair Value of Financial Instruments
The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 20 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at December 31, 2014 and 2013 was carried at fair value on the Consolidated Balance Sheet.
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

Bank of America 2014 256

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
Loans
The fair values for commercial and consumer loans are generally determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan losses and excludes leases. The Corporation accounts for certain commercial loans and residential mortgage loans under the fair value option.
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2014 and 2013 are presented in the table below.

Fair Value of Financial Instruments

	December 31, 2014
		Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$842,259	$87,174	$776,370	$863,544
Loans held-for-sale	12,836	12,236	618	12,854
Financial liabilities
Deposits	1,118,936	1,119,427	—	1,119,427
Long-term debt	243,139	249,692	2,362	252,054

	December 31, 2013
Financial assets
Loans	$885,724	$102,564	$789,273	$891,837
Loans held-for-sale	11,362	8,872	2,613	11,485
Financial liabilities
Deposits	1,119,271	1,119,512	—	1,119,512
Long-term debt	249,674	257,402	1,990	259,392
Commercial Unfunded Lending Commitments
Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.
The carrying values and fair values of the Corporation’s commercial unfunded lending commitments were $932 million and $3.8 billion at December 31, 2014, and $830 million and $3.7 billion at December 31, 2013. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.
The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 12 – Commitments and Contingencies.

257 Bank of America 2014

NOTE 23 Mortgage Servicing Rights
The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in mortgage banking income in the Consolidated Statement of Income. The Corporation manages the risk in these MSRs with securities including MBS and U.S. Treasury securities, as well as certain derivatives such as options and interest rate swaps, which are not designated as accounting hedges. The securities used to manage the risk in the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income.
The table below presents activity for residential mortgage and home equity MSRs for 2014 and 2013. Residential reverse mortgage MSRs, which are carried at the lower of cost or fair value and accounted for using the amortization method, totaled $10 million at December 31, 2013, and are not included in the tables below.

Rollforward of Mortgage Servicing Rights

(Dollars in millions)	2014	2013
Balance, January 1	$5,042	$5,716
Additions	707	472
Sales	(61)	(2,044)
Amortization of expected cash flows (1)	(927)	(1,043)
Impact of changes in interest rates and other market factors (2)	(1,191)	1,524
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	(163)	(27)
Impact of changes in the Home Price Index	(25)	(398)
Impact of changes to the prepayment model	243	609
Other model changes (4)	(95)	233
Balance, December 31 (5)	$3,530	$5,042
Mortgage loans serviced for investors (in billions)	$490	$550

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows. Also included is a decrease of $127 million for 2014 due to changes in option-adjusted spread rate assumptions.

(5)	At December 31, 2014, includes $3.3 billion of U.S. and $259 million of non-U.S. consumer MSR balances.
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

Significant economic assumptions in estimating the fair value of MSRs at December 31, 2014 and 2013 are presented below. The change in fair value as a result of changes in OAS rates is included within “Model and other cash flow assumption changes” in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs’ cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions

	December 31
	2014		2013
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.52%	7.61%	3.97%	7.61%
Weighted-average life, in years	4.53	2.95	5.70	2.86
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

Sensitivity Impacts

	December 31, 2014
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.23	years	0.19	years	$232
Impact of 20% decrease	0.50		0.40		494
Impact of 10% increase	(0.21)		(0.16)		(208)
Impact of 20% increase	(0.39)		(0.31)		(395)
OAS level
Impact of 100 bps decrease					$158
Impact of 200 bps decrease					329
Impact of 100 bps increase					(146)
Impact of 200 bps increase					(281)

Bank of America 2014 258

NOTE 24 Business Segment Information
The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Effective January 1, 2015, to align the segments with how the Corporation manages the businesses in 2015, the Corporation changed its basis of segment presentation as follows: the Home Loans subsegment within CRES was moved to CBB, and Legacy Assets & Servicing became a separate segment. Also, a portion of the Business Banking business, based on the size of the client relationship, was moved from CBB to Global Banking. Prior periods will be restated to conform to the new segment alignment.
Consumer & Business Banking
CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products, as well as credit and debit cards to consumers and small businesses in the U.S. Customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 4,800 banking centers, 15,800 ATMs, nationwide call centers, and online and mobile platforms. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through a network of offices and client relationship teams along with various product partners to U.S.-based companies generally with annual sales of $1 million to $50 million.
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
Global Banking
Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through the Corporation’s network of offices and client relationship teams. Global Banking’s lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Banking’s treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also provides investment banking products to clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. Global Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships, not-for-profit companies, large global corporations, financial institutions and leasing clients.
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

259 Bank of America 2014

All Other
All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, certain residential mortgage loans that are managed by CRES are held in All Other. The results of certain ALM activities are allocated to the business segments.
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
Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation’s ALM activities. In addition, the business segments are impacted by the migration of customers and clients and their deposit, loan and brokerage balances between client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers or clients migrated.
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

Bank of America 2014 260

The table below presents net income (loss) and the components thereto (with net interest income on an FTE basis) for 2014, 2013 and 2012, and total assets at December 31, 2014 and 2013 for each business segment, as well as All Other.

Business Segments

At and for the Year Ended December 31	Total Corporation (1)			Consumer & Business Banking			Consumer Real Estate Services
(Dollars in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net interest income (FTE basis)	$40,821	$43,124	$41,557	$19,685	$20,050	$19,853	$2,831	$2,890	$2,928
Noninterest income	44,295	46,677	42,678	10,177	9,814	9,932	2,017	4,825	5,821
Total revenue, net of interest expense (FTE basis)	85,116	89,801	84,235	29,862	29,864	29,785	4,848	7,715	8,749
Provision for credit losses	2,275	3,556	8,169	2,633	3,107	4,148	160	(156)	1,442
Amortization of intangibles	936	1,086	1,264	398	505	626	—	—	—
Other noninterest expense	74,181	68,128	70,829	15,513	15,755	16,295	23,226	15,815	16,968
Income (loss) before income taxes (FTE basis)	7,724	17,031	3,973	11,318	10,497	8,716	(18,538)	(7,944)	(9,661)
Income tax expense (benefit) (FTE basis)	2,891	5,600	(215)	4,222	3,850	3,126	(5,143)	(2,913)	(3,360)
Net income (loss)	$4,833	$11,431	$4,188	$7,096	$6,647	$5,590	$(13,395)	$(5,031)	$(6,301)
Year-end total assets	$2,104,534	$2,102,273		$622,378	$593,014		$103,730	$113,391

				Global Wealth & Investment Management			Global Banking
				2014	2013	2012	2014	2013	2012
Net interest income (FTE basis)				$5,836	$6,064	$5,827	$8,999	$8,914	$8,131
Noninterest income				12,568	11,726	10,691	7,599	7,565	7,538
Total revenue, net of interest expense (FTE basis)				18,404	17,790	16,518	16,598	16,479	15,669
Provision for credit losses				14	56	266	336	1,075	(342)
Amortization of intangibles				367	387	410	45	62	79
Other noninterest expense				13,280	12,646	12,312	7,636	7,489	7,538
Income before income taxes (FTE basis)				4,743	4,701	3,530	8,581	7,853	8,394
Income tax expense (FTE basis)				1,769	1,724	1,286	3,146	2,880	3,052
Net income				$2,974	$2,977	$2,244	$5,435	$4,973	$5,342
Year-end total assets				$276,587	$274,113		$379,513	$378,659

				Global Markets			All Other
				2014	2013	2012	2014	2013	2012
Net interest income (FTE basis)				$3,986	$4,224	$3,667	$(516)	$982	$1,151
Noninterest income				12,133	11,166	5,507	(199)	1,581	3,189
Total revenue, net of interest expense (FTE basis)				16,119	15,390	9,174	(715)	2,563	4,340
Provision for credit losses				110	140	34	(978)	(666)	2,621
Amortization of intangibles				65	65	64	61	67	85
Other noninterest expense				11,706	11,931	11,221	2,820	4,492	6,495
Income (loss) before income taxes (FTE basis)				4,238	3,254	(2,145)	(2,618)	(1,330)	(4,861)
Income tax expense (benefit) (FTE basis)				1,519	2,101	(161)	(2,622)	(2,042)	(4,158)
Net income (loss)				$2,719	$1,153	$(1,984)	$4	$712	$(703)
Year-end total assets				$579,514	$575,472		$142,812	$167,624

(1)	There were no material intersegment revenues.

261 Bank of America 2014

The table below presents a reconciliation of the five business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations

(Dollars in millions)	2014	2013	2012
Segments’ total revenue, net of interest expense (FTE basis)	$85,831	$87,238	$79,895
Adjustments:
ALM activities	(804)	(545)	2,266
Equity investment income	601	2,610	1,136
Liquidating businesses and other	(512)	498	938
FTE basis adjustment	(869)	(859)	(901)
Consolidated revenue, net of interest expense	$84,247	$88,942	$83,334
Segments’ total net income	$4,829	$10,719	$4,891
Adjustments, net of taxes:
ALM activities	(343)	(929)	(1,144)
Equity investment income	376	1,644	716
Liquidating businesses and other	(29)	(3)	(275)
Consolidated net income	$4,833	$11,431	$4,188

		December 31
		2014	2013
Segments’ total assets		$1,961,722	$1,934,649
Adjustments:
ALM activities, including securities portfolio		658,319	664,530
Equity investments		1,770	2,426
Liquidating businesses and other		72,638	70,470
Elimination of segment asset allocations to match liabilities		(589,915)	(569,802)
Consolidated total assets		$2,104,534	$2,102,273

Bank of America 2014 262

NOTE 25 Parent Company Information
The following tables present the Parent Company-only financial information. This financial information is presented in accordance with bank regulatory reporting requirements and, accordingly, the information for 2012 has not been restated for the 2013 merger of Merrill Lynch & Co., Inc. into Bank of America Corporation.

Condensed Statement of Income

(Dollars in millions)	2014	2013	2012
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$12,400	$8,532	$16,213
Nonbank companies and related subsidiaries	149	357	542
Interest from subsidiaries	1,836	2,087	627
Other income (loss)	72	233	(304)
Total income	14,457	11,209	17,078
Expense
Interest on borrowed funds	7,213	8,109	6,147
Noninterest expense	4,471	10,938	10,872
Total expense	11,684	19,047	17,019
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	2,773	(7,838)	59
Income tax benefit	(4,079)	(7,227)	(5,883)
Income (loss) before equity in undistributed earnings of subsidiaries	6,852	(611)	5,942
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	3,613	14,150	1,072
Nonbank companies and related subsidiaries	(5,632)	(2,108)	(2,826)
Total equity in undistributed earnings (losses) of subsidiaries	(2,019)	12,042	(1,754)
Net income	$4,833	$11,431	$4,188
Net income applicable to common shareholders	$3,789	$10,082	$2,760

Condensed Balance Sheet

	December 31
(Dollars in millions)	2014	2013
Assets
Cash held at bank subsidiaries (1)	$100,304	$98,679
Securities	932	747
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	23,356	23,558
Banks and related subsidiaries	2,395	1,682
Nonbank companies and related subsidiaries	52,251	46,577
Investments in subsidiaries:
Bank holding companies and related subsidiaries	270,441	268,234
Nonbank companies and related subsidiaries	2,139	1,818
Other assets	14,599	19,073
Total assets	$466,417	$460,368
Liabilities and shareholders’ equity
Short-term borrowings	$46	$181
Accrued expenses and other liabilities	16,872	15,428
Payables to subsidiaries:
Banks and related subsidiaries	2,559	1,991
Nonbank companies and related subsidiaries	17,698	15,980
Long-term debt	185,771	194,103
Total liabilities	222,946	227,683
Shareholders’ equity	243,471	232,685
Total liabilities and shareholders’ equity	$466,417	$460,368

(1)	Balance includes third-party cash held of $29 million and $33 million at December 31, 2014 and 2013.

263 Bank of America 2014

Condensed Statement of Cash Flows

(Dollars in millions)	2014	2013	2012
Operating activities
Net income	$4,833	$11,431	$4,188
Reconciliation of net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	2,019	(12,042)	1,754
Other operating activities, net	2,143	(10,422)	(3,432)
Net cash provided by (used in) operating activities	8,995	(11,033)	2,510
Investing activities
Net sales (purchases) of securities	(142)	459	13
Net payments from (to) subsidiaries	(5,902)	39,336	12,973
Other investing activities, net	19	3	445
Net cash provided by (used in) investing activities	(6,025)	39,798	13,431
Financing activities
Net increase (decrease) in short-term borrowings	(55)	178	(616)
Net increase (decrease) in other advances	1,264	(14,378)	10,100
Proceeds from issuance of long-term debt	29,324	30,966	17,176
Retirement of long-term debt	(33,854)	(39,320)	(63,851)
Proceeds from issuance of preferred stock	5,957	1,008	667
Redemption of preferred stock	—	(6,461)	—
Common stock repurchased	(1,675)	(3,220)	—
Cash dividends paid	(2,306)	(1,677)	(1,909)
Other financing activities, net	—	—	(668)
Net cash used in financing activities	(1,345)	(32,904)	(39,101)
Net increase (decrease) in cash held at bank subsidiaries	1,625	(4,139)	(23,160)
Cash held at bank subsidiaries at January 1	98,679	102,818	124,991
Cash held at bank subsidiaries at December 31	$100,304	$98,679	$101,831
NOTE 26 Performance by Geographical Area
Since the Corporation’s operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets, total revenue, net of interest expense, income before income taxes and net income (loss) by geographic area. The Corporation identifies its geographic performance based on the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related capital or expense deployed in the region.

		December 31	Year Ended December 31
(Dollars in millions)	Year	Total Assets (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income (Loss)
U.S. (3)	2014	$1,792,719	$72,960	$4,643	$3,305
	2013	1,803,243	76,612	13,221	10,588
	2012		72,175	1,867	4,116
Asia (4)	2014	92,005	3,605	759	473
	2013	98,605	4,442	1,382	887
	2012		3,478	353	282
Europe, Middle East and Africa	2014	190,365	6,409	1,098	813
	2013	169,708	6,353	1,003	(403)
	2012		6,011	323	(543)
Latin America and the Caribbean	2014	29,445	1,273	355	242
	2013	30,717	1,535	566	359
	2012		1,670	529	333
Total Non-U.S.	2014	311,815	11,287	2,212	1,528
	2013	299,030	12,330	2,951	843
	2012		11,159	1,205	72
Total Consolidated	2014	$2,104,534	$84,247	$6,855	$4,833
	2013	2,102,273	88,942	16,172	11,431
	2012		83,334	3,072	4,188

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)	Substantially reflects the U.S.

(4)	Amounts include pretax gains of $753 million ($474 million net-of-tax) on the sale of common shares of CCB during 2013.

Bank of America 2014 264

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

265 Bank of America 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Bank of America Corporation:
We have examined, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, Bank of America Corporation’s (the “Corporation”) assertion, included under Item 9A, that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014 (“Management’s Assertion”). Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Corporation’s management is responsible for maintaining effective disclosure controls and procedures and for Management’s Assertion of the effectiveness of its disclosure controls and procedures. Our responsibility is to express an opinion on Management’s Assertion based on our examination.
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
In our opinion, Management’s Assertion that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Charlotte, North Carolina
February 25, 2015

Bank of America 2014 266

Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 141 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 142 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

267 Bank of America 2014

Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of The Registrant
The name, age, position and office, and business experience during the last five years of our current executive officers are:
Dean C. Athanasia (48) President, Preferred & Small Business Banking, and Co-Head - Consumer Banking since September 2014; Preferred and Small Business Banking Executive from April 2011 to September 2014; and Head of Global Banking and Merrill Edge from April 2009 to April 2011.
David C. Darnell (62) Vice Chairman, Global Wealth & Investment Management since September 2014; Co-chief Operating Officer from September 2011 to September 2014; and President, Global Commercial Banking from July 2005 to September 2011. Mr. Darnell joined the Corporation in 1979 and served in a number of senior leadership roles prior to July 2005.
Geoffrey S. Greener (50) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014; Head of Global Markets Portfolio Management, Chair of Global Markets Capital Committee and Global Markets Regulatory Reform Executive Committee from April 2010 to March 2011; and Head of Structured Portfolios Group from March 2009 to April 2010.
Terry Laughlin (60) President of Strategic Initiatives since April 2014; Chief Risk Officer from August 2011 to April 2014; Legacy Asset Servicing Executive from February 2011 to August 2011; Credit Loss Mitigation Strategies & Secondary Markets Executive from August 2010 to February 2011; and Chief Executive Officer and President of One West Bank, FSB from March 2009 to July 2010.
Gary G. Lynch (64) Global General Counsel since September 2012; Head of Compliance and Regulatory Relations from September 2012 to February 2015; Global Chief of Legal, Compliance and Regulatory Relations from July 2011 to September 2012; Vice Chairman of Morgan Stanley from May 2009 to July 2011; and Chief Legal Officer of Morgan Stanley from October 2005 to September 2010.
Thomas K. Montag (58) Chief Operating Officer since September 2014; Co-chief Operating Officer from September 2011 to September 2014; and President, Global Banking and Markets from August 2009 to September 2011.

Brian T. Moynihan (55) Chairman of the Board since October 2014 and President and Chief Executive Officer and member of the Board of Directors since January 2010.
Thong M. Nguyen (56) President, Retail Banking, and Co-Head – Consumer Banking since September 2014; Retail Banking Executive from April 2014 to September 2014; Retail Strategy, Operations & Digital Banking Executive from September 2012 to April 2014; Global Corporate Strategy, Planning and Development Executive from November 2011 to September 2012; West Division Executive for U.S. Trust from February 2010 to November 2011; and GCIB Business Transformation Executive from 2008 to February 2010.
Bruce R. Thompson (50) Chief Financial Officer since June 2011; and Chief Risk Officer from January 2010 to June 2011.

Information included under the following captions in the Corporation’s proxy statement relating to its 2015 annual meeting of stockholders, scheduled to be held on May 6, 2015 (the 2015 Proxy Statement), is incorporated herein by reference:

•	“Proposal 1: Electing Directors – The Nominees;”

•	“Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance;”

•	“– Additional Corporate Governance Information” and

•	“– Board Meetings, Committee Membership and Attendance.”
Item 11. Executive Compensation
Information included under the following captions in the 2015 Proxy Statement is incorporated herein by reference:

•	“Proposal 2: Approving our Executive Compensation (an advisory, non-binding "Say on Pay" resolution) – Compensation Discussion and Analysis;”

•	“– Compensation and Benefits Committee Report;”

•	“– Executive Compensation;”

•	“Corporate Governance – “Compensation Governance and Risk Management;” and – “Director Compensation.”

Bank of America 2014 268

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2015 Proxy Statement is incorporated herein by reference:

•	“Corporate Governance – Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners.”
The table below presents information on equity compensation plans at December 31, 2014:

Plan Category (1, 2)	Number of Shares to be Issued Under Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options (3)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (4)
Plans approved by shareholders (5)	103,496,664	$47.66	325,450,174
Plans not approved by shareholders	—	—	—
Total	103,496,664	$47.66	325,450,174

(1)
This table does not include outstanding options to purchase 3,573,160 shares of the Corporation’s common stock that were assumed by the Corporation in connection with prior acquisitions, under whose plans the options were originally granted. The weighted-average exercise price of these assumed options was $82.50 at December 31, 2014. Also, at December 31, 2014, there were 96,699 vested restricted stock units associated with these plans.

(2)
This table does not include outstanding options to purchase 5,328,026 shares of the Corporation’s common stock that were assumed by the Corporation in connection with the Merrill Lynch acquisition, which were originally issued under certain Merrill Lynch plans. The weighted-average exercise price of these assumed options was $45.82 at December 31, 2014. Also, at December 31, 2014, there were 5,481,907 outstanding restricted stock units and 1,073,175 vested restricted stock units and stock option gain deferrals associated with such plans. These Merrill Lynch plans were frozen at the time of the acquisition and no additional awards may be granted under these plans. However, as previously approved by the Corporation’s shareholders, if any of the outstanding awards under these frozen plans subsequently are canceled, forfeited or settled in cash, the shares relating to such awards thereafter will be available for future awards issued under the Corporation’s Key Associate Stock Plan (KASP).

(3)	Does not reflect restricted stock units included in the first column, which do not have an exercise price.

(4)
Plans approved by shareholders include 325,123,558 shares of common stock available for future issuance under the KASP (including 29,795,525 shares originally subject to awards outstanding under frozen Merrill Lynch plans at the time of the acquisition which subsequently have been canceled, forfeited or settled in cash and become available for issuance under the KASP, as described in footnote (2) above) and 326,616 shares of common stock which are available for future issuance under the Corporation’s Directors’ Stock Plan.

(5)	Includes 24,310,796 outstanding restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2015 Proxy Statement is incorporated herein by reference:

•	“Corporate Governance – Related Person and Certain Other Transactions;” and

•	“– Director Independence.”

Item 14. Principal Accounting Fees and Services
Information included under the following captions in the 2015 Proxy Statement is incorporated herein by reference:

•	“Proposal 3: Ratifying Appointment of our Registered Independent Public Accounting Firm for 2015 – PwC’s 2014 and 2013 Fees;”

•	“– Audit Committee Pre-Approval Policies and Procedures.”

269 Bank of America 2014

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheet at December 31, 2014 and 2013
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-4).
With the exception of the information expressly incorporated herein by reference, the 2015 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Bank of America 2014 270

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2015

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	February 25, 2015
Brian T. Moynihan

*/s/ Bruce R. Thompson	Chief Financial Officer (Principal Financial Officer)	February 25, 2015
Bruce R. Thompson

*/s/ Neil A. Cotty	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2015
Neil A. Cotty

*/s/ Sharon L. Allen	Director	February 25, 2015
Sharon L. Allen

*/s/ Susan S. Bies	Director	February 25, 2015
Susan S. Bies

*/s/ Jack O. Bovender, Jr.	Director	February 25, 2015
Jack O. Bovender, Jr.

*/s/ Frank P. Bramble, Sr.	Director	February 25, 2015
Frank P. Bramble, Sr.

*/s/ Pierre de Weck	Director	February 25, 2015
Pierre de Weck

*/s/ Arnold W. Donald	Director	February 25, 2015
Arnold W. Donald

*/s/ Charles K. Gifford	Director	February 25, 2015
Charles K. Gifford

*/s/ Charles O. Holliday, Jr.	Director	February 25, 2015
Charles O. Holliday, Jr.

271 Bank of America 2014

	Signature	Title	Date

	*/s/ Linda P. Hudson	Director	February 25, 2015
Linda P. Hudson

	*/s/ Monica C. Lozano	Director	February 25, 2015
Monica C. Lozano

	*/s/ Thomas J. May	Director	February 25, 2015
Thomas J. May

	*/s/ Lionel L. Nowell, III	Director	February 25, 2015
Lionel L. Nowell, III

	*/s/ Clayton S. Rose	Director	February 25, 2015
Clayton S. Rose

	*/s/ R. David Yost	Director	February 25, 2015
R. David Yost

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 2014 272

Index to Exhibits

Exhibit No.	Description
3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 4.1 of the post-effective amendment to the Corporation’s Registration Statement on Form S-3ASR (File No. 333-180488) filed on February 23, 2015.

(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K (File No. 1-6523) filed on October 1, 2014.

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

10(a)
Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2008 Annual Report on Form 10-K (File No. 1-6523) filed on February 27, 2009 (the “2008 10-K”); Amendment thereto dated December 18, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2009 Annual Report on Form 10-K (File No. 1-6523) filed on February 26, 2010 (the “2009 10-K”); Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K; and Amendment thereto dated June 29, 2012, incorporated by reference to Exhibit 10(a) of registrant’s 2012 Annual Report on Form 10-K (File No. 1-6523) filed February 28, 2013 (the “2012 10-K”).*

(b)
NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of registrant’s 1990 Annual Report on Form 10-K (File No. 1-6523); First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant’s 1992 Annual Report on Form 10-K (File No. 1-6523); Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K (File No. 1-6523) filed on March 29, 1996.*

(c)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2015, filed herewith.*
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
(f)
Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 14, 2005* and the following forms of award agreements:

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

E-1 Bank of America 2014

Exhibit No.	Description
(g)
Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on May 3, 2010* and the following forms of award agreement under the plan:

• Form of Stock Option Award Agreement (February 2007 grant), incorporated by reference to Exhibit 10(i) of registrant’s 2007 Annual Report on Form 10-K (File No. 1-6523) filed on February 28, 2008;*
• Form of Stock Option Award Agreement for non-executives (February 2008 grant), incorporated by reference to Exhibit 10(i) of the 2009 10-K;*
• Form of Restricted Stock Units Award Agreement for executives (February 2010 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K;*
• Form of Performance Contingent Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 31, 2011;*
• Form of Performance Contingent Restricted Stock Units Award Agreement (February 2011 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K;*
• Form of Restricted Stock Units Award Agreement for non-executives (February 2011 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K;*
• Form of Restricted Stock Units Award Agreement (February 2012 grant), incorporated by reference to Exhibit 10(i) of registrant’s 2011 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2012 (the “2011 10-K”);*
•  Form of Performance Contingent Restricted Stock Units Award Agreement (February 2012 grant), incorporated by reference to Exhibit 10(i) of the 2011 10-K;*
• Restricted Stock Units Award Agreement for Gary G. Lynch dated July 12, 2011, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2012 (the “1Q 2012 10-Q”) filed on May 3, 2012;
• Form of Restricted Stock Units Award Agreement (February 2013 and subsequent grants), including grants to named executive officers, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2013 filed on May 5, 2013 (the “1Q 2013 10-Q”);* and
• Form of Performance Restricted Stock Units Award Agreement (February 2013 and subsequent grants), including grants to named executive officers incorporated by reference to Exhibit 10(b) of the 1Q 2013 10-Q.* and
• Form of Performance Restricted Stock Units Award Agreement (February 2014 and subsequent grants), including grants to named executive officers, incorporated by reference to Exhibit 10(a) of registrant's Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2014 filed on May 1, 2014.*

(h)
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

Bank of America 2014 E-2

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

E-3 Bank of America 2014

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

Bank of America 2014 E-4