Form 10-Q
period 2015-03-31
BANK OF AMERICA CORP /DE/
filed 2015-04-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes      No ✓
On April 28, 2015, there were 10,502,100,218 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipates," "targets," "expects," "hopes," "estimates," "intends," "plans," "goal," "believes," "continue" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could." The forward-looking statements made represent the Corporation's current expectations, plans or forecasts of its future results and revenues, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, and under Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K and in any of the Corporation's subsequent Securities and Exchange Commission filings: the Corporation's ability to resolve representations and warranties repurchase and related claims and the chance that the Corporation could face related servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that final court approval of negotiated settlements is not obtained, including the possibility that all of the conditions necessary to obtain final approval of the BNY Mellon Settlement do not occur; the possibility that future representations and warranties losses may occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory proceedings, including the possibility that amounts may be in excess of the Corporation's recorded liability and estimated range of possible losses for litigation exposures; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation's competitive practices; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation's exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, currency exchange rates and economic conditions; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements, including, but not limited to, any G-SIB surcharge; the possibility that in connection with our effort to exit our Advanced approaches parallel run, our internal analytical models will either not be approved by U.S. banking regulators, or will be approved with significant modifications, which could, for example, increase our risk-weighted assets and, as a result, negatively impact our capital ratios under the Advanced approaches, including an estimated 100 bps negative impact to our Common equity tier 1 ratio; the possible impact of Federal Reserve actions on the Corporation's capital plans; the impact of implementation and compliance with new and evolving U.S. and international regulations, including, but not limited to, recovery and resolution planning requirements, the Volcker Rule and derivatives regulations; the impact of the U.K tax law change limiting how much net operating losses can offset annual profit; a failure in or breach of the Corporation's operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks and other similar matters.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2015, the Corporation had approximately $2.1 trillion in assets and approximately 220,000 full-time equivalent employees.

In the Annual Report on Form 10-K for the year ended December 31, 2014, we reported our results of operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Effective January 1, 2015, to align the segments with how we manage the businesses in 2015, we changed our basis of presentation, and following such change, we report our results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. The Home Loans business, which was included in the former CRES segment, is now included in Consumer Banking, and LAS (also in the former CRES segment) has become a separate segment. A portion of the Business Banking business, based on the size of the client, was moved from the former CBB segment to Global Banking, and the former CBB segment was renamed Consumer Banking. Also, our merchant services joint venture moved from the former CBB segment to All Other. In addition, certain management accounting methodologies, including the treatment of intersegment assets and liabilities, and related allocations were refined. Prior periods have been reclassified to conform to the current period presentation.

As of March 31, 2015, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population, and we serve approximately 48 million consumer and small business relationships with approximately 4,800 financial centers, 15,900 ATMs, nationwide call centers, and leading online and mobile banking platforms (www.bankofamerica.com). We offer industry-leading support to approximately three million small business owners. Our industry leading wealth management and trust businesses, with client balances of $2.5 trillion, provide tailored solutions to meet client needs through a full set of brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

First-Quarter 2015 Economic and Business Environment

In the U.S., economic growth slowed in the first quarter of 2015, restrained by severe winter weather and other temporary factors, including the capital-spending impact of large oil price declines. Retail spending was weak, following an acceleration during the second half of 2014. In addition to reduced energy-industry investment, U.S. Dollar strength was a contributor to export weakness in the first quarter.

In contrast, various measures showed continued gradual labor market improvement, though payroll gains weakened in March and wage gains remained historically low. The unemployment rate also continued to fall during the quarter, ending at 5.5 percent. The sharp decline in energy prices pushed inflation to just above zero during the quarter, while core inflation (excluding food and energy) also remained well below the Board of Governors of the Federal Reserve System's (Federal Reserve) longer-term annual target of two percent.

In March 2015, the Federal Reserve continued to indicate that it would likely be appropriate to raise the target range for the federal funds rate, but emphasized the need for further improvement in the labor market and reasonable confidence that inflation would move back to its two percent objective over the medium term.

Internationally, despite anxiety over Greece, European prospects improved during the quarter, supported by lower energy prices and the European Central Bank's announcement of open-ended quantitative easing. Japanese growth during the first quarter of 2015 remained modest. With Chinese economic growth continuing to moderate, China's monetary authorities and central banks throughout developing Asia continue to display a preference towards easing. The large decline in energy prices, along with international sanctions, continued to pressure the declining Russian economy.

Recent Events

BNY Mellon Settlement

On March 5, 2015, the New York Appellate Division, First Department issued an order unanimously approving the Bank of New York Mellon (BNY Mellon) Settlement in all respects, reversing the portion of the New York Supreme Court's decision not to approve the Trustee's conduct with respect to the Trustee's consideration of a potential claim that a loan must be repurchased if the servicer modifies its term. The deadline for further appeal has passed. The BNY Mellon Settlement remains subject to certain conditions, including that an Internal Revenue Service (IRS) private letter ruling be obtained confirming that the settlement will not impact the real estate mortgage investment conduit (REMIC) tax status of the trusts. As part of the BNY Mellon Settlement, agreement was reached on certain servicing related matters. For information on servicing matters associated with the BNY Mellon Settlement, see Mortgage-related Settlements – Servicing Matters on page 45, and for more information on the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Capital Management

On March 11, 2015, we announced that the Federal Reserve completed its 2015 Comprehensive Capital Analysis and Review (CCAR) and advised that it did not object to our 2015 capital plan but gave a conditional, non-objection under which we are required to resubmit our capital plan by September 30, 2015 and address certain weaknesses identified in the capital planning process. The requested capital actions included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. If identified weaknesses are not satisfactorily addressed when the Federal Reserve reviews our resubmitted capital plan, the Federal Reserve may restrict our future capital distributions. Pending the resubmission and Federal Reserve review, we are permitted, and intend to proceed with our stock repurchase program and to maintain our common stock dividend at the current rate. For additional information, see Capital Management on page 46.

Selected Financial Data

Table 1 provides selected consolidated financial data for the three months ended March 31, 2015 and 2014, and at March 31, 2015 and December 31, 2014.

Table 1
Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2015	2014
Income statement
Revenue, net of interest expense (FTE basis) (1)	$21,421	$22,767
Net income (loss)	3,357	(276)
Diluted earnings (loss) per common share (2)	0.27	(0.05)
Dividends paid per common share	0.05	0.01
Performance ratios
Return on average assets	0.64%	n/m
Return on average tangible common shareholders' equity (1)	7.88	n/m
Efficiency ratio (FTE basis) (1)	73.27	97.68%
Asset quality
Allowance for loan and lease losses at period end	$13,676	$16,618
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (3)	1.57%	1.84%
Nonperforming loans, leases and foreclosed properties at period end (3)	$12,101	$17,732
Net charge-offs (4)	1,194	1,388
Annualized net charge-offs as a percentage of average loans and leases outstanding (3, 4)	0.56%	0.62%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (3)	0.57	0.64
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (3)	0.70	0.79
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (4)	2.82	2.95
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	2.55	2.58
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs	2.28	2.30

	March 31 2015	December 31 2014
Balance sheet
Total loans and leases	$877,956	$881,391
Total assets	2,143,545	2,104,534
Total deposits	1,153,168	1,118,936
Total common shareholders' equity	227,915	224,162
Total shareholders' equity	250,188	243,471
Capital ratios under Basel 3 Standardized – Transition
Common equity tier 1 capital	11.1%	12.3%
Tier 1 capital	12.3	13.4
Total capital	15.3	16.5
Tier 1 leverage	8.4	8.2

(1)
Fully taxable-equivalent basis (FTE), return on average tangible common shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 14.

(2)
The diluted earnings (loss) per common share excludes the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in the first quarter of 2014 because of the net loss applicable to common shareholders.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 43, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 91 and corresponding Table 52.

(4)
Net charge-offs exclude $288 million of write-offs in the purchased credit-impaired loan portfolio for the three months ended March 31, 2015 compared to $391 million for the same period in 2014. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

n/m = not meaningful

Financial Highlights

Net income was $3.4 billion, or $0.27 per diluted share for the three months ended March 31, 2015 compared to a net loss of $276 million, or a loss of $0.05 per share for the same period in 2014. The results for the three months ended March 31, 2015 compared to the prior-year period were primarily driven by a $5.6 billion decrease in litigation expense, as well as decreases in certain other noninterest expense categories, and lower provision for credit losses, partially offset by lower net interest income and noninterest income.

Total assets increased $39.0 billion from December 31, 2014 to $2.1 trillion at March 31, 2015 primarily related to increased cash and cash equivalents resulting from strong domestic customer deposit inflows driven by seasonality. For additional information on the increase in total assets, see Executive Summary – Balance Sheet Overview on page 10. During the quarter, we maintained our strong capital position with Common equity tier 1 capital of $147.2 billion at March 31, 2015 compared to $141.2 billion at December 31, 2014 with estimated Common equity tier 1 capital ratios of 10.3 percent compared to 10.0 percent as measured under Basel 3 Standardized approach, on a fully phased-in basis. Our supplementary leverage ratio was 6.3 percent and 5.9 percent at March 31, 2015 and December 31, 2014, both above the 5.0 percent required minimum. Our Global Excess Liquidity Sources were $478 billion with time-to-required funding at 37 months at March 31, 2015 compared to $439 billion and 39 months at December 31, 2014. For additional information, see Capital Management on page 46 and Liquidity Risk on page 56.

Table 2
Summary Income Statement
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Net interest income (FTE basis) (1)	$9,670	$10,286
Noninterest income	11,751	12,481
Total revenue, net of interest expense (FTE basis) (1)	21,421	22,767
Provision for credit losses	765	1,009
Noninterest expense	15,695	22,238
Income (loss) before income taxes (FTE basis) (1)	4,961	(480)
Income tax expense (benefit) (FTE basis) (1)	1,604	(204)
Net income (loss)	3,357	(276)
Preferred stock dividends	382	238
Net income (loss) applicable to common shareholders	$2,975	$(514)

Per common share information
Earnings (loss)	$0.28	$(0.05)
Diluted earnings (loss)	0.27	(0.05)

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 14.

Net Interest Income

Net interest income on a fully taxable-equivalent (FTE) basis decreased $616 million to $9.7 billion, and the net interest yield on an FTE basis decreased 12 basis points (bps) to 2.17 percent for the three months ended March 31, 2015 compared to the same period in 2014. These declines were driven by negative market-related adjustments, lower loan yields and consumer loan balances, and lower net interest income from the asset and liability management (ALM) portfolio. Market-related adjustments on debt securities resulted in an expense of $484 million for the three months ended March 31, 2015 compared to an expense of $273 million for the same period in 2014. Partially offsetting these declines were reductions in funding yields, lower long-term debt balances and commercial loan growth. Market-related adjustments include acceleration of premium amortization (or discount accretion) on debt securities as the decline in long-term interest rates shortened the estimated lives of mortgage-related debt securities. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Card income	$1,394	$1,393
Service charges	1,764	1,826
Investment and brokerage services	3,378	3,269
Investment banking income	1,487	1,542
Equity investment income	27	784
Trading account profits	2,247	2,467
Mortgage banking income	694	412
Gains on sales of debt securities	268	377
Other income	492	411
Total noninterest income	$11,751	$12,481

Noninterest income decreased $730 million to $11.8 billion for the three months ended March 31, 2015 compared to the same period in 2014. The following highlights the significant changes.

•
Investment and brokerage services income increased $109 million primarily from increased asset management fees driven by the impact of long-term assets under management (AUM) inflows and higher market levels.

•	Equity investment income decreased $757 million primarily driven by the gain on the sale of a portion of an equity investment in the first quarter of 2014.

•
Trading account profits decreased $220 million. Excluding net debit valuation adjustments (DVA), trading account profits decreased $259 million due to lower trading volumes driven by client flows primarily in our mortgage and credit-related businesses.

•
Mortgage banking income increased $282 million primarily driven by improved mortgage servicing rights (MSR) net-of-hedge performance, an increase in core production revenue and lower representations and warranties provision, partially offset by a decline in servicing fees.

•	Other income increased $81 million due to gains associated with the sales of residential mortgage loans, partially offset by a decrease in net DVA gains on structured liabilities.

Provision for Credit Losses

The provision for credit losses decreased $244 million to $765 million for the three months ended March 31, 2015 compared to the same period in 2014. The provision for credit losses was $429 million lower than net charge-offs, resulting in a reduction in the allowance for credit losses. The decrease in provision for credit losses from the prior-year period was due to improvement in the credit card portfolios primarily driven by lower unemployment levels, as well as lower provision in the commercial portfolio, primarily in U.S. commercial. We expect reserve releases to be lower than the first quarter for the remaining quarters of 2015.

Net charge-offs totaled $1.2 billion, or 0.56 percent of average loans and leases for the three months ended March 31, 2015 compared to $1.4 billion, or 0.62 percent, for the same period in 2014. The decrease in net charge-offs was due to credit quality improvement across most major portfolios. For more information on the provision for credit losses, see Provision for Credit Losses on page 98.

Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Personnel	$9,614	$9,749
Occupancy	1,027	1,115
Equipment	512	546
Marketing	440	442
Professional fees	421	558
Amortization of intangibles	213	239
Data processing	852	833
Telecommunications	171	370
Other general operating	2,445	8,386
Total noninterest expense	$15,695	$22,238

Noninterest expense decreased $6.5 billion to $15.7 billion for the three months ended March 31, 2015 compared to the same period in 2014, primarily driven by declines in litigation expense as well as in certain other noninterest expense categories. Litigation expense, which is included in other general operating expense, decreased $5.6 billion to $370 million as the first quarter of 2014 included costs associated with the settlement with the Federal Housing Finance Agency and the establishment of additional reserves primarily for legacy mortgage-related matters. Telecommunications expense decreased $199 million due to efficiencies gained as we have simplified our operating model, including in-sourcing certain functions. Professional fees decreased $137 million primarily due to lower default-related servicing expenses and legal fees. Personnel expense decreased $135 million as we have continued to streamline processes and achieve cost savings. Personnel expense included approximately $1.0 billion of annual retirement-eligible incentive costs in both periods.

Income Tax Expense

Table 5
Income Tax Expense (Benefit)
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Income (loss) before income taxes	$4,742	$(681)
Income tax expense (benefit)	1,385	(405)
Effective tax rate	29.2%	59.5%

The effective tax rates for the three months ended March 31, 2015 and 2014 were primarily driven by our recurring tax preference items. The effective tax rate for the three months ended March 31, 2014 was also impacted by certain nondeductible accruals, largely offset by discrete tax benefits principally from the resolution of certain tax matters. We expect an effective tax rate of approximately 30 percent, absent any unusual items, for the remainder of 2015.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
				Average Balance
	March 31 2015	December 31 2014	% Change	Three Months Ended March 31		% Change
(Dollars in millions)				2015	2014
Assets
Cash and cash equivalents	$162,543	$138,589	17%	$153,884	$140,828	9%
Federal funds sold and securities borrowed or purchased under agreements to resell	206,708	191,823	8	213,931	212,504	1
Trading account assets	186,860	191,785	(3)	194,391	203,836	(5)
Debt securities	383,989	380,461	1	383,120	329,711	16
Loans and leases	877,956	881,391	—	872,393	919,482	(5)
Allowance for loan and lease losses	(13,676)	(14,419)	(5)	(14,247)	(17,144)	(17)
All other assets	339,165	334,904	1	335,102	350,049	(4)
Total assets	$2,143,545	$2,104,534	2	$2,138,574	$2,139,266	—
Liabilities
Deposits	$1,153,168	$1,118,936	3	$1,130,725	$1,118,178	1
Federal funds purchased and securities loaned or sold under agreements to repurchase	203,758	201,277	1	214,722	204,804	5
Trading account liabilities	74,791	74,192	1	78,787	90,449	(13)
Short-term borrowings	33,270	31,172	7	29,412	48,168	(39)
Long-term debt	237,858	243,139	(2)	240,127	253,678	(5)
All other liabilities	190,512	192,347	(1)	199,057	187,430	6
Total liabilities	1,893,357	1,861,063	2	1,892,830	1,902,707	(1)
Shareholders' equity	250,188	243,471	3	245,744	236,559	4
Total liabilities and shareholders' equity	$2,143,545	$2,104,534	2	$2,138,574	$2,139,266	—

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

Balance Sheet Analysis

Assets

At March 31, 2015, total assets were approximately $2.1 trillion, up $39.0 billion from December 31, 2014. The key drivers were increased cash and cash equivalents primarily due to higher interest-bearing deposits with the Federal Reserve as a result of strong domestic deposit inflows driven by seasonality related to income tax refunds and growth in customer and client activity, higher securities borrowed or purchased under agreements to resell due to a shift in mix between reverse repos and debt securities and an increase in commercial loan balances. These increases were partially offset by a decline in consumer loan balances due to loan sales and portfolio run-off outpacing new originations, and a reduction in trading account assets.

Average total assets remained relatively unchanged for the three months ended March 31, 2015 compared to the same period in 2014. Consumer loans declined primarily due to loan sales and continued portfolio run-off. There were also declines in all other assets primarily due to decreases in other nonearning assets, time deposits placed and customer receivables as well as lower trading account assets primarily due to a reduction in non-U.S. sovereign debt inventory. These decreases were largely offset by increases in debt securities due to a shift from whole loans to securities, an increase in U.S. Treasury holdings and increases in the valuation of the debt securities portfolio. There were also increases in cash and cash equivalents primarily driven by higher interest-bearing deposits with the Federal Reserve and non-U.S. central banks and increases in derivative dealer assets.

Liabilities and Shareholders' Equity

At March 31, 2015, total liabilities were approximately $1.9 trillion, up $32.3 billion from December 31, 2014, primarily driven by an increase in deposits as well as increases in securities loaned or sold under agreements to repurchase and short-term borrowings. The increases were partially offset by declines in long-term debt and all other liabilities.

Average total liabilities decreased $9.9 billion for the three months ended March 31, 2015 compared to the same period in 2014. The decline was primarily driven by planned reductions in short-term borrowings driving decreases in Federal Home Loan Bank (FHLB) advances, decreases in long-term debt as maturities outpaced new issuances, and decreases in trading account liabilities primarily due to lower levels of short U.S. Treasury and non-U.S. sovereign debt positions. These decreases were partially offset by growth in deposits, increases in securities loaned or sold under agreements to repurchase and all other liabilities.

Shareholders' equity of $250.2 billion at March 31, 2015 increased $6.7 billion from December 31, 2014 driven by preferred stock issuances, earnings and an increase in accumulated other comprehensive income (OCI) due to a positive net change in the fair value of available-for-sale (AFS) debt securities.

Average shareholders' equity of $245.7 billion for the three months ended March 31, 2015 increased $9.2 billion from the same period in 2014 driven by preferred stock issuances, earnings and an increase in accumulated OCI due to a positive net change in the fair value of AFS debt securities. These increases were partially offset by common share repurchases.

Table 7
Selected Quarterly Financial Data
	2015 Quarter	2014 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$9,451	$9,635	$10,219	$10,013	$10,085
Noninterest income	11,751	9,090	10,990	11,734	12,481
Total revenue, net of interest expense	21,202	18,725	21,209	21,747	22,566
Provision for credit losses	765	219	636	411	1,009
Noninterest expense	15,695	14,196	20,142	18,541	22,238
Income (loss) before income taxes	4,742	4,310	431	2,795	(681)
Income tax expense (benefit)	1,385	1,260	663	504	(405)
Net income (loss)	3,357	3,050	(232)	2,291	(276)
Net income (loss) applicable to common shareholders	2,975	2,738	(470)	2,035	(514)
Average common shares issued and outstanding	10,519	10,516	10,516	10,519	10,561
Average diluted common shares issued and outstanding (1)	11,267	11,274	10,516	11,265	10,561
Performance ratios
Return on average assets	0.64%	0.57%	n/m	0.42%	n/m
Four quarter trailing return on average assets (2)	0.39	0.23	0.24%	0.37	0.45%
Return on average common shareholders' equity	5.35	4.84	n/m	3.68	n/m
Return on average tangible common shareholders' equity (3)	7.88	7.15	n/m	5.47	n/m
Return on average tangible shareholders' equity (3)	7.85	7.08	n/m	5.64	n/m
Total ending equity to total ending assets	11.67	11.57	11.24	10.94	10.79
Total average equity to total average assets	11.49	11.39	11.14	10.87	11.06
Dividend payout	17.68	19.21	n/m	5.16	n/m
Per common share data
Earnings (loss)	$0.28	$0.26	$(0.04)	$0.19	$(0.05)
Diluted earnings (loss) (1)	0.27	0.25	(0.04)	0.19	(0.05)
Dividends paid	0.05	0.05	0.05	0.01	0.01
Book value	21.66	21.32	20.99	21.16	20.75
Tangible book value (3)	14.79	14.43	14.09	14.24	13.81
Market price per share of common stock
Closing	$15.39	$17.89	$17.05	$15.37	$17.20
High closing	17.90	18.13	17.18	17.34	17.92
Low closing	15.15	15.76	14.98	14.51	16.10
Market capitalization	$161,909	$188,141	$179,296	$161,628	$181,117

(1)
The diluted earnings (loss) per common share excluded the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in the third and first quarters of 2014 because of the net loss applicable to common shareholders.

(2)	Calculated as total net income (loss) for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 14.

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 65.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 43, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 91 and corresponding Table 52.

(7)
Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $288 million, $13 million, $246 million, $160 million and $391 million of write-offs in the purchased credit-impaired loan portfolio in the first quarter of 2015 and in the fourth, third, second and first quarters of 2014, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

n/m = not meaningful

Table 7
Selected Quarterly Financial Data (continued)
	2015 Quarter	2014 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Average balance sheet
Total loans and leases	$872,393	$884,733	$899,241	$912,580	$919,482
Total assets	2,138,574	2,137,551	2,136,109	2,169,555	2,139,266
Total deposits	1,130,725	1,122,514	1,127,488	1,128,563	1,118,178
Long-term debt	240,127	249,221	251,772	259,825	253,678
Common shareholders' equity	225,357	224,479	222,374	222,221	223,207
Total shareholders' equity	245,744	243,454	238,040	235,803	236,559
Asset quality (4)
Allowance for credit losses (5)	$14,213	$14,947	$15,635	$16,314	$17,127
Nonperforming loans, leases and foreclosed properties (6)	12,101	12,629	14,232	15,300	17,732
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.57%	1.65%	1.71%	1.75%	1.84%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	122	121	112	108	97
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	110	107	100	95	85
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)	$5,492	$5,944	$6,013	$6,488	$7,143
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6, 7)	73%	71%	67%	64%	55%
Net charge-offs (8)	$1,194	$879	$1,043	$1,073	$1,388
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.56%	0.40%	0.46%	0.48%	0.62%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.57	0.41	0.48	0.49	0.64
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.70	0.40	0.57	0.55	0.79
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	1.29	1.37	1.53	1.63	1.89
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	1.39	1.45	1.61	1.70	1.96
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	2.82	4.14	3.65	3.67	2.95
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.55	3.66	3.27	3.25	2.58
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.28	4.08	2.95	3.20	2.30
Capital ratios at period end
Risk-based capital under Basel 3 Standardized – Transition:
Common equity tier 1 capital	11.1%	12.3%	12.0%	12.0%	11.8%
Tier 1 capital	12.3	13.4	12.8	12.5	11.9
Total capital	15.3	16.5	15.8	15.3	14.8
Tier 1 leverage	8.4	8.2	7.9	7.7	7.4

Tangible equity (3)	8.6	8.4	8.1	7.8	7.6
Tangible common equity (3)	7.5	7.5	7.2	7.1	7.0
For footnotes see page 12.

Supplemental Financial Data

We view net interest income and related ratios and analyses on an FTE basis, which when presented on a consolidated basis, are non-GAAP financial measures. We believe managing the business with net interest income on an FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

Certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on an FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield measures the bps we earn over the cost of funds.

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

We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Business Segment Operations on page 22 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Tables 8 and 9 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2015 Quarter	2014 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data
Net interest income	$9,670	$9,865	$10,444	$10,226	$10,286
Total revenue, net of interest expense	21,421	18,955	21,434	21,960	22,767
Net interest yield	2.17%	2.18%	2.29%	2.22%	2.29%
Efficiency ratio	73.27	74.90	93.97	84.43	97.68

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2015 Quarter	2014 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$9,451	$9,635	$10,219	$10,013	$10,085
Fully taxable-equivalent adjustment	219	230	225	213	201
Net interest income on a fully taxable-equivalent basis	$9,670	$9,865	$10,444	$10,226	$10,286
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$21,202	$18,725	$21,209	$21,747	$22,566
Fully taxable-equivalent adjustment	219	230	225	213	201
Total revenue, net of interest expense on a fully taxable-equivalent basis	$21,421	$18,955	$21,434	$21,960	$22,767
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$1,385	$1,260	$663	$504	$(405)
Fully taxable-equivalent adjustment	219	230	225	213	201
Income tax expense (benefit) on a fully taxable-equivalent basis	$1,604	$1,490	$888	$717	$(204)
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$225,357	$224,479	$222,374	$222,221	$223,207
Goodwill	(69,776)	(69,782)	(69,792)	(69,822)	(69,842)
Intangible assets (excluding MSRs)	(4,518)	(4,747)	(4,992)	(5,235)	(5,474)
Related deferred tax liabilities	1,959	2,019	2,077	2,100	2,165
Tangible common shareholders' equity	$153,022	$151,969	$149,667	$149,264	$150,056
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$245,744	$243,454	$238,040	$235,803	$236,559
Goodwill	(69,776)	(69,782)	(69,792)	(69,822)	(69,842)
Intangible assets (excluding MSRs)	(4,518)	(4,747)	(4,992)	(5,235)	(5,474)
Related deferred tax liabilities	1,959	2,019	2,077	2,100	2,165
Tangible shareholders' equity	$173,409	$170,944	$165,333	$162,846	$163,408
Reconciliation of period-end common shareholders' equity to period-end tangible common shareholders' equity
Common shareholders' equity	$227,915	$224,162	$220,768	$222,565	$218,536
Goodwill	(69,776)	(69,777)	(69,784)	(69,810)	(69,842)
Intangible assets (excluding MSRs)	(4,391)	(4,612)	(4,849)	(5,099)	(5,337)
Related deferred tax liabilities	1,900	1,960	2,019	2,078	2,100
Tangible common shareholders' equity	$155,648	$151,733	$148,154	$149,734	$145,457
Reconciliation of period-end shareholders' equity to period-end tangible shareholders' equity
Shareholders' equity	$250,188	$243,471	$238,681	$237,411	$231,888
Goodwill	(69,776)	(69,777)	(69,784)	(69,810)	(69,842)
Intangible assets (excluding MSRs)	(4,391)	(4,612)	(4,849)	(5,099)	(5,337)
Related deferred tax liabilities	1,900	1,960	2,019	2,078	2,100
Tangible shareholders' equity	$177,921	$171,042	$166,067	$164,580	$158,809
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,143,545	$2,104,534	$2,123,613	$2,170,557	$2,149,851
Goodwill	(69,776)	(69,777)	(69,784)	(69,810)	(69,842)
Intangible assets (excluding MSRs)	(4,391)	(4,612)	(4,849)	(5,099)	(5,337)
Related deferred tax liabilities	1,900	1,960	2,019	2,078	2,100
Tangible assets	$2,071,278	$2,032,105	$2,050,999	$2,097,726	$2,076,772

Table 9
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended March 31
(Dollars in millions)	2015	2014

Consumer Banking
Reported net income	$1,475	$1,468
Adjustment related to intangibles (2)	1	1
Adjusted net income	$1,476	$1,469

Average allocated equity (3)	$59,348	$60,417
Adjustment related to goodwill and a percentage of intangibles	(30,348)	(30,417)
Average allocated capital	$29,000	$30,000

Deposits
Reported net income	$538	$561
Adjustment related to intangibles (2)	—	—
Adjusted net income	$538	$561

Average allocated equity (3)	$30,424	$29,425
Adjustment related to goodwill and a percentage of intangibles	(18,424)	(18,425)
Average allocated capital	$12,000	$11,000

Consumer Lending
Reported net income	$937	$907
Adjustment related to intangibles (2)	1	1
Adjusted net income	$938	$908

Average allocated equity (3)	$28,923	$30,993
Adjustment related to goodwill and a percentage of intangibles	(11,923)	(11,993)
Average allocated capital	$17,000	$19,000

Global Wealth & Investment Management
Reported net income	$651	$729
Adjustment related to intangibles (2)	3	3
Adjusted net income	$654	$732

Average allocated equity (3)	$22,168	$22,243
Adjustment related to goodwill and a percentage of intangibles	(10,168)	(10,243)
Average allocated capital	$12,000	$12,000

Global Banking
Reported net income	$1,365	$1,291
Adjustment related to intangibles (2)	—	1
Adjusted net income	$1,365	$1,292

Average allocated equity (3)	$58,944	$57,453
Adjustment related to goodwill and a percentage of intangibles	(23,944)	(23,953)
Average allocated capital	$35,000	$33,500

Global Markets
Reported net income	$945	$1,313
Adjustment related to intangibles (2)	2	2
Adjusted net income	$947	$1,315

Average allocated equity (3)	$40,364	$39,377
Adjustment related to goodwill and a percentage of intangibles	(5,364)	(5,377)
Average allocated capital	$35,000	$34,000

(1)	There are no adjustments to reported net income (loss) or average allocated equity for LAS.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 22 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on an FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 33, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on an FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 10 provides additional clarity in assessing our results.

Table 10
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Net interest income (FTE basis)
As reported	$9,670	$10,286
Impact of trading-related net interest income	(917)	(905)
Net interest income excluding trading-related net interest income (1)	$8,753	$9,381
Average earning assets
As reported	$1,804,399	$1,803,297
Impact of trading-related earning assets	(418,214)	(442,700)
Average earning assets excluding trading-related earning assets (1)	$1,386,185	$1,360,597
Net interest yield contribution (FTE basis) (2)
As reported	2.17%	2.29%
Impact of trading-related activities	0.38	0.48
Net interest yield on earning assets excluding trading-related activities (1)	2.55%	2.77%

(1)	Represents a non-GAAP financial measure.

(2)	Calculated on an annualized basis.

For the three months ended March 31, 2015, net interest income excluding trading-related net interest income decreased $628 million to $8.8 billion compared to the same period in 2014. The decrease was due to the negative market-related adjustments, lower loan yields and consumer loan balances, and lower net interest income from the ALM portfolio. Market-related adjustments on debt securities resulted in an expense of $484 million compared to an expense of $273 million for the same period in 2014. Partially offsetting the decrease were reductions in funding yields, lower long-term debt balances and commercial loan growth. For more information on the impact of interest rates, see Interest Rate Risk Management for Non-trading Activities on page 108.

Average earning assets excluding trading-related earning assets for the three months ended March 31, 2015 increased $25.6 billion to $1,386.2 billion compared to the same period in 2014. The increase was primarily in debt securities and interest-bearing deposits with the Federal Reserve, partially offset by a decline in consumer loans.

For the three months ended March 31, 2015, net interest yield on earning assets excluding trading-related activities decreased 22 bps to 2.55 percent compared to the same period in 2014 due to the same factors as described above.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis
	First Quarter 2015			Fourth Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$126,189	$84	0.27%	$109,042	$74	0.27%
Time deposits placed and other short-term investments	8,379	33	1.61	9,339	41	1.73
Federal funds sold and securities borrowed or purchased under agreements to resell	213,931	231	0.44	217,982	237	0.43
Trading account assets	138,946	1,122	3.26	144,147	1,142	3.15
Debt securities	383,120	1,898	2.01	371,014	1,687	1.82
Loans and leases (1):
Residential mortgage (2)	215,030	1,851	3.45	223,132	1,946	3.49
Home equity	84,915	770	3.66	86,825	808	3.70
U.S. credit card	88,695	2,027	9.27	89,381	2,087	9.26
Non-U.S. credit card	10,002	262	10.64	10,950	280	10.14
Direct/Indirect consumer (3)	80,713	491	2.47	83,121	522	2.49
Other consumer (4)	1,847	15	3.29	2,031	85	16.75
Total consumer	481,202	5,416	4.54	495,440	5,728	4.60
U.S. commercial	234,907	1,645	2.84	231,215	1,648	2.83
Commercial real estate (5)	48,234	347	2.92	46,996	360	3.04
Commercial lease financing	24,495	216	3.53	24,238	199	3.28
Non-U.S. commercial	83,555	485	2.35	86,844	527	2.41
Total commercial	391,191	2,693	2.79	389,293	2,734	2.79
Total loans and leases	872,393	8,109	3.75	884,733	8,462	3.80
Other earning assets	61,441	705	4.66	65,864	739	4.46
Total earning assets (6)	1,804,399	12,182	2.73	1,802,121	12,382	2.73
Cash and due from banks	27,695			27,590
Other assets, less allowance for loan and lease losses	306,480			307,840
Total assets	$2,138,574			$2,137,551

(1)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(2)
Includes non-U.S. residential mortgage loans of $2 million in the first quarter of 2015, and $3 million, $3 million, $2 million and $0 million in the fourth, third, second and first quarters of 2014, respectively.

(3)
Includes non-U.S. consumer loans of $4.0 billion in the first quarter of 2015, and $4.2 billion, $4.3 billion, $4.4 billion and $4.6 billion in the fourth, third, second and first quarters of 2014, respectively.

(4)
Includes consumer finance loans of $661 million in the first quarter of 2015, and $907 million, $1.1 billion, $1.1 billion and $1.2 billion in the fourth, third, second and first quarters of 2014, respectively; consumer leases of $1.0 billion in the first quarter of 2015, and $965 million, $887 million, $762 million and $656 million in the fourth, third, second and first quarters of 2014, respectively; and consumer overdrafts of $141 million in the first quarter of 2015, and $156 million, $161 million, $137 million and $140 million in the fourth, third, second and first quarters of 2014, respectively.

(5)
Includes U.S. commercial real estate loans of $45.6 billion in the first quarter of 2015, and $45.1 billion, $45.0 billion, $46.7 billion and $47.0 billion in the fourth, third, second and first quarters of 2014, respectively; and non-U.S. commercial real estate loans of $2.7 billion in the first quarter of 2015, and $1.9 billion, $1.0 billion, $1.6 billion and $1.8 billion in the fourth, third, second and first quarters of 2014, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $11 million in the first quarter of 2015, and $10 million, $30 million, $13 million and $5 million in the fourth, third, second and first quarters of 2014, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $582 million in the first quarter of 2015, and $659 million, $602 million, $621 million and $592 million in the fourth, third, second and first quarters of 2014, respectively. For more information on interest rate contracts, see Interest Rate Risk Management for Non-trading Activities on page 108.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2014			Second Quarter 2014			First Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$110,876	$77	0.28%	$123,582	$85	0.28%	$112,570	$72	0.26%
Time deposits placed and other short-term investments	10,457	41	1.54	10,509	40	1.51	13,879	49	1.43
Federal funds sold and securities borrowed or purchased under agreements to resell	223,978	239	0.42	235,393	298	0.51	212,504	265	0.51
Trading account assets	143,282	1,147	3.18	147,798	1,214	3.29	147,583	1,213	3.32
Debt securities	359,653	2,236	2.48	345,889	2,133	2.46	329,711	2,005	2.41
Loans and leases (1):
Residential mortgage (2)	235,272	2,083	3.54	243,406	2,195	3.61	247,560	2,238	3.62
Home equity	88,590	836	3.76	90,729	842	3.72	92,755	853	3.71
U.S. credit card	88,866	2,093	9.34	88,058	2,042	9.30	89,545	2,092	9.48
Non-U.S. credit card	11,784	304	10.25	11,759	308	10.51	11,554	308	10.79
Direct/Indirect consumer (3)	82,669	523	2.51	82,102	524	2.56	81,728	530	2.63
Other consumer (4)	2,110	19	3.44	2,011	18	3.60	1,962	18	3.66
Total consumer	509,291	5,858	4.58	518,065	5,929	4.58	525,104	6,039	4.64
U.S. commercial	230,891	1,660	2.86	230,486	1,670	2.91	228,059	1,650	2.93
Commercial real estate (5)	46,069	347	2.98	48,315	357	2.97	48,753	368	3.06
Commercial lease financing	24,325	212	3.48	24,409	193	3.16	24,727	234	3.78
Non-U.S. commercial	88,665	555	2.48	91,305	571	2.51	92,839	544	2.37
Total commercial	389,950	2,774	2.83	394,515	2,791	2.84	394,378	2,796	2.87
Total loans and leases	899,241	8,632	3.82	912,580	8,720	3.83	919,482	8,835	3.88
Other earning assets	65,995	710	4.27	65,099	665	4.09	67,568	697	4.18
Total earning assets (6)	1,813,482	13,082	2.87	1,840,850	13,155	2.86	1,803,297	13,136	2.94
Cash and due from banks	25,120			27,377			28,258
Other assets, less allowance for loan and lease losses	297,507			301,328			307,711
Total assets	$2,136,109			$2,169,555			$2,139,266
For footnotes see page 18.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2015			Fourth Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,224	$2	0.02%	$45,621	$1	0.01%
NOW and money market deposit accounts	531,827	67	0.05	515,995	76	0.06
Consumer CDs and IRAs	58,704	45	0.31	61,880	52	0.33
Negotiable CDs, public funds and other deposits	28,796	22	0.31	30,950	22	0.29
Total U.S. interest-bearing deposits	665,551	136	0.08	654,446	151	0.09
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,544	8	0.74	5,415	9	0.63
Governments and official institutions	1,382	1	0.21	1,647	1	0.18
Time, savings and other	54,276	75	0.55	57,029	76	0.53
Total non-U.S. interest-bearing deposits	60,202	84	0.56	64,091	86	0.53
Total interest-bearing deposits	725,753	220	0.12	718,537	237	0.13
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	244,134	606	1.01	251,432	615	0.97
Trading account liabilities	78,787	373	1.92	78,174	350	1.78
Long-term debt	240,127	1,313	2.20	249,221	1,315	2.10
Total interest-bearing liabilities (6)	1,288,801	2,512	0.79	1,297,364	2,517	0.77
Noninterest-bearing sources:
Noninterest-bearing deposits	404,972			403,977
Other liabilities	199,057			192,756
Shareholders' equity	245,744			243,454
Total liabilities and shareholders' equity	$2,138,574			$2,137,551
Net interest spread			1.94%			1.96%
Impact of noninterest-bearing sources			0.23			0.22
Net interest income/yield on earning assets		$9,670	2.17%		$9,865	2.18%
For footnotes see page 18.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2014			Second Quarter 2014			First Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,803	$1	0.01%	$47,450	$—	—%	$45,196	$1	0.01%
NOW and money market deposit accounts	517,043	78	0.06	519,399	79	0.06	523,237	83	0.06
Consumer CDs and IRAs	65,579	59	0.35	68,706	70	0.41	71,140	84	0.48
Negotiable CDs, public funds and other deposits	31,806	27	0.34	33,426	30	0.35	29,826	27	0.37
Total U.S. interest-bearing deposits	661,231	165	0.10	668,981	179	0.11	669,399	195	0.12
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	8,022	21	1.05	10,537	15	0.56	11,071	16	0.59
Governments and official institutions	1,706	1	0.14	1,754	1	0.12	1,857	1	0.12
Time, savings and other	61,331	83	0.54	64,078	87	0.55	60,507	79	0.53
Total non-U.S. interest-bearing deposits	71,059	105	0.59	76,369	103	0.54	73,435	96	0.53
Total interest-bearing deposits	732,290	270	0.15	745,350	282	0.15	742,834	291	0.16
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	255,111	590	0.92	271,247	765	1.13	252,972	609	0.97
Trading account liabilities	84,989	392	1.83	95,154	398	1.68	90,449	435	1.95
Long-term debt	251,772	1,386	2.19	259,825	1,484	2.29	253,678	1,515	2.41
Total interest-bearing liabilities (6)	1,324,162	2,638	0.79	1,371,576	2,929	0.86	1,339,933	2,850	0.86
Noninterest-bearing sources:
Noninterest-bearing deposits	395,198			383,213			375,344
Other liabilities	178,709			178,963			187,430
Shareholders' equity	238,040			235,803			236,559
Total liabilities and shareholders' equity	$2,136,109			$2,169,555			$2,139,266
Net interest spread			2.08%			2.00%			2.08%
Impact of noninterest-bearing sources			0.21			0.22			0.21
Net interest income/yield on earning assets		$10,444	2.29%		$10,226	2.22%		$10,286	2.29%
For footnotes see page 18.

Business Segment Operations

Segment Description and Basis of Presentation

Effective January 1, 2015, to align the segments with how we manage the businesses in 2015, we changed our basis of presentation, and following such change, we report our results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. For more information on our segment realignment, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 14. Table 12 provides selected summary financial data for our business segments and All Other for the three months ended March 31, 2015 compared to the same period in 2014. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 12
Business Segment Results
	Three Months Ended March 31
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Consumer Banking	$7,450	$7,651	$716	$809	$4,389	$4,495	$1,475	$1,468
Global Wealth & Investment Management	4,517	4,547	23	23	3,459	3,359	651	729
Global Banking	4,289	4,535	96	281	2,022	2,190	1,365	1,291
Global Markets	4,603	5,017	21	19	3,120	3,075	945	1,313
Legacy Assets & Servicing	914	686	91	12	1,201	7,401	(238)	(4,880)
All Other	(352)	331	(182)	(135)	1,504	1,718	(841)	(197)
Total FTE basis	21,421	22,767	765	1,009	15,695	22,238	3,357	(276)
FTE adjustment	(219)	(201)	—	—	—	—	—	—
Total Consolidated	$21,202	$22,566	$765	$1,009	$15,695	$22,238	$3,357	$(276)

(1)
Total revenue is net of interest expense and is on an FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 14.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 46. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

During the latest annual planning process, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, risk-weighted assets measured under Basel 3 Standardized and Advanced approaches, business segment exposures and risk profile, and strategic plans. As a result of this process, in the first quarter of 2015, we adjusted the amount of capital being allocated to our business segments, primarily LAS.

For more information on the basis of presentation for business segments, including the allocation of negative market-related adjustments to net interest income, and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Consumer Banking

	Three Months Ended March 31
	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2015	2014	2015	2014	2015	2014	% Change
Net interest income (FTE basis)	$2,297	$2,340	$2,574	$2,731	$4,871	$5,071	(4)%
Noninterest income:
Card income	3	2	1,164	1,146	1,167	1,148	2
Service charges	966	993	—	—	966	993	(3)
Mortgage banking income	—	—	288	178	288	178	62
All other income	103	91	55	170	158	261	(39)
Total noninterest income	1,072	1,086	1,507	1,494	2,579	2,580	—
Total revenue, net of interest expense (FTE basis)	3,369	3,426	4,081	4,225	7,450	7,651	(3)

Provision for credit losses	63	64	653	745	716	809	(11)
Noninterest expense	2,451	2,465	1,938	2,030	4,389	4,495	(2)
Income before income taxes (FTE basis)	855	897	1,490	1,450	2,345	2,347	—
Income tax expense (FTE basis)	317	336	553	543	870	879	(1)
Net income	$538	$561	$937	$907	$1,475	$1,468	—

Net interest yield (FTE basis)	1.74%	1.87%	5.32%	5.72%	3.54%	3.85%
Return on average allocated capital	18	21	22	19	21	20
Efficiency ratio (FTE basis)	72.76	71.97	47.49	48.05	58.92	58.76

Balance Sheet
	Three Months Ended March 31
Average	2015	2014	2015	2014	2015	2014	% Change
Total loans and leases	$5,879	$6,092	$193,702	$190,333	$199,581	$196,425	2%
Total earning assets (1)	535,555	508,332	196,044	193,671	558,833	533,751	5
Total assets (1)	562,314	535,023	205,368	202,879	594,916	569,650	4
Total deposits	530,289	504,065	n/m	n/m	531,365	504,849	5
Allocated capital	12,000	11,000	17,000	19,000	29,000	30,000	(3)

Period end	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014	% Change
Total loans and leases	$5,824	$5,951	$194,329	$196,049	$200,153	$202,000	(1)%
Total earning assets (1)	553,574	527,045	197,738	199,097	576,868	552,117	4
Total assets (1)	580,337	554,344	207,237	208,729	613,130	589,048	4
Total deposits	548,303	523,348	n/m	n/m	549,489	524,413	5

(1)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

n/m = not meaningful

Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 4,800 financial centers, 15,900 ATMs, nationwide call centers, and online and mobile platforms.

Consumer Banking Results

Net income for Consumer Banking of $1.5 billion remained relatively unchanged in the three months ended March 31, 2015 compared to the same period in 2014 as lower noninterest expense and lower provision for credit losses were offset by lower net interest income. Net interest income decreased $200 million to $4.9 billion primarily due to the allocation of negative market-related adjustments, lower card yields and card loan balances, partially offset by the beneficial impact of an increase in investable assets as a result of higher deposit balances. Noninterest income of $2.6 billion remained relatively unchanged as higher mortgage banking income and card income offset lower service charges and other income which included a portfolio divestiture gain in 2014.

The provision for credit losses decreased $93 million to $716 million primarily as a result of continued improvement in credit quality within the credit card portfolio, partially offset by a slower pace of credit quality improvement within the consumer real estate portfolio. Noninterest expense decreased $106 million to $4.4 billion primarily driven by lower personnel and operating expenses.

The return on average allocated capital was 21 percent, up from 20 percent, reflecting a small decrease in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 22.

Deposits

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. The revenue is allocated to the deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Deposits generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at customers with less than $250,000 in investable assets. Merrill Edge provides investment advice and guidance, client brokerage asset services, a self-directed online investing platform and key banking capabilities including access to the Corporation's network of financial centers and ATMs.

Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 27.

Net income for Deposits decreased $23 million to $538 million in the three months ended March 31, 2015 compared to the same period in 2014 driven by lower revenue, partially offset by lower noninterest expense. Net interest income declined $43 million to $2.3 billion due to the allocation of negative market-related adjustments, partially offset by the beneficial impact of an increase in investable assets as a result of higher deposit balances. Noninterest income decreased $14 million to $1.1 billion primarily due to lower deposit service charges.

The provision for credit losses of $63 million remained relatively unchanged. Noninterest expense decreased $14 million to $2.5 billion due to lower operating expenses.

Average deposits increased $26.2 billion to $530.3 billion driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $37.1 billion was partially offset by a decline in time deposits of $10.9 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by two bps to five bps.

Key Statistics – Deposits
	Three Months Ended March 31
	2015	2014
Total deposit spreads (excludes noninterest costs)	1.62%	1.57%

Period end
Client brokerage assets (in millions)	$118,492	$100,206
Online banking active accounts (units in thousands)	31,479	30,470
Mobile banking active accounts (units in thousands)	16,943	14,986
Financial centers	4,835	5,095
ATMs	15,915	16,214

Client brokerage assets increased $18.3 billion driven by new accounts, increased account flows and higher market valuations. Mobile banking active accounts increased 2.0 million reflecting continuing changes in our customers' banking preferences. The number of financial centers declined 260 and ATMs declined 299 as we continue to optimize our consumer banking network and improve our cost-to-serve.

Consumer Lending

Consumer Lending offers products to consumers and small businesses across the U.S. The products offered include credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans such as automotive, marine, aircraft, recreational vehicle and consumer personal loans. In addition to earning net interest spread revenue on its lending activities, Consumer Lending generates interchange revenue from credit and debit card transactions, late fees, cash advance fees, annual credit card fees, mortgage banking fee income and other miscellaneous fees. Consumer Lending products are available to our customers through our retail network, direct telephone, and online and mobile channels.

Consumer Lending includes the net impact of migrating customers and their related loan balances between Consumer Lending and GWIM. For more information on the migration of customer balances to or from GWIM, see GWIM on page 27.

Net income for Consumer Lending increased $30 million to $937 million in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to lower provision for credit losses and noninterest expense, partially offset by lower net interest income. Net interest income decreased $157 million to $2.6 billion driven by the impact of lower card yields and lower average card loan balances. Noninterest income of $1.5 billion remained relatively unchanged as mortgage banking income and card income increased while the prior-year period included a portfolio divestiture gain.

The provision for credit losses decreased $92 million to $653 million driven by continued improvement in credit quality within the credit card portfolio, partially offset by a slower pace of credit quality improvement within the consumer real estate portfolio. Noninterest expense decreased $92 million to $1.9 billion primarily driven by lower personnel expense.

Average loans increased $3.4 billion to $193.7 billion primarily driven by an increase in residential mortgages, partially offset by lower home equity loans and continued run-off of non-core portfolios. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other.

Key Statistics – Consumer Lending
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Total U.S. credit card (1)
Gross interest yield	9.27%	9.48%
Risk-adjusted margin	9.05	9.49
New accounts (in thousands)	1,161	1,027
Purchase volumes	$50,178	$48,863
Debit card purchase volumes	$66,898	$65,890

(1)	Total U.S. credit card includes portfolios in Consumer Banking and GWIM.

During the three months ended March 31, 2015, the total U.S. credit card risk-adjusted margin decreased 44 bps compared to the same period in 2014 due to a portfolio divestiture gain in 2014 and a decrease in net interest margin, partially offset by an improvement in credit quality. Total U.S. credit card purchase volumes increased $1.3 billion to $50.2 billion and debit card purchase volumes increased $1.0 billion to $66.9 billion, reflecting higher levels of consumer spending.

Mortgage Banking Income

Mortgage banking income is earned primarily in Consumer Banking and LAS. Mortgage banking income in Consumer Lending consists mainly of core production income, which is comprised primarily of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and loans held-for-sale (LHFS), the related secondary market execution, and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans.

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Consumer Lending:
Core production revenue	$300	$189
Representations and warranties provision	6	7
Other consumer mortgage banking income (1)	(18)	(18)
Total Consumer Lending mortgage banking income	288	178
LAS mortgage banking income (2)	461	291
Eliminations (3)	(55)	(57)
Total consolidated mortgage banking income	$694	$412

(1)	Primarily intercompany charge for loan servicing activities provided by LAS.

(2)	Amounts for LAS are included in this Consumer Banking table to show the components of consolidated mortgage banking income.

(3)	Includes the effect of transfers of mortgage loans from Consumer Banking to the ALM portfolio included in All Other and intercompany charges for loan servicing.

Core production revenue increased $111 million to $300 million due to higher first mortgage origination volumes, and to a lesser extent, an industry-wide increase in margins.

Key Statistics
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Loan production (1):
Total (2)
First mortgage	$13,713	$8,850
Home equity	3,217	1,984
Consumer Banking:
First mortgage	$9,854	$6,702
Home equity	3,017	1,791

(1)	The above loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.

First mortgage loan originations in Consumer Banking and for the total Corporation increased for the three months ended March 31, 2015 compared to the same period in 2014 reflecting growth in the overall mortgage market as lower interest rates beginning in late 2014 drove an increase in refinances.

During the three months ended March 31, 2015, 73 percent of the total Corporation first mortgage production volume was for refinance originations and 27 percent was for purchase originations compared to 66 percent and 34 percent for the same period in 2014. Home Affordable Refinance Program (HARP) refinance originations were three percent of all refinance originations compared to nine percent for the same period in 2014. Making Home Affordable non-HARP refinance originations were 10 percent of all refinance originations compared to 22 percent for the same period in 2014. The remaining 87 percent of refinance originations were conventional refinances compared to 69 percent for the same period in 2014.

Home equity production for the total Corporation was $3.2 billion for the three months ended March 31, 2015 compared to $2.0 billion for the same period in 2014, with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved financial center engagement with customers and more competitive pricing.

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$1,351	$1,485	(9)%
Noninterest income:
Investment and brokerage services	2,723	2,604	5
All other income	443	458	(3)
Total noninterest income	3,166	3,062	3
Total revenue, net of interest expense (FTE basis)	4,517	4,547	(1)

Provision for credit losses	23	23	—
Noninterest expense	3,459	3,359	3
Income before income taxes (FTE basis)	1,035	1,165	(11)
Income tax expense (FTE basis)	384	436	(12)
Net income	$651	$729	(11)

Net interest yield (FTE basis)	2.13%	2.40%
Return on average allocated capital	22	25
Efficiency ratio (FTE basis)	76.57	73.86

Balance Sheet
	Three Months Ended March 31
Average	2015	2014	% Change
Total loans and leases	$126,129	$115,945	9%
Total earning assets	257,625	250,732	3
Total assets	275,130	270,275	2
Total deposits	243,561	242,792	—
Allocated capital	12,000	12,000	—

Period end	March 31 2015	December 31 2014	% Change
Total loans and leases	$127,556	$125,431	2%
Total earning assets	255,840	256,519	—
Total assets	272,777	274,887	(1)
Total deposits	244,080	245,391	(1)

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

U.S. Trust, together with MLGWM's Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.

Net income for GWIM decreased $78 million to $651 million in the three months ended March 31, 2015 compared to the same period in 2014 driven by a decline in net interest income and an increase in noninterest expense, partially offset by higher noninterest income. Net interest income decreased $134 million to $1.4 billion due to the allocation of negative market-related adjustments and other ALM results, partially offset by higher net interest income from loan growth. Noninterest income, primarily investment and brokerage services, increased $104 million to $3.2 billion driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by lower transactional revenue. Noninterest expense increased $100 million to $3.5 billion primarily due to higher revenue-related incentive compensation and investment in client-facing professionals.

Return on average allocated capital was 22 percent, down from 25 percent, due to a decrease in net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 22.

Key Indicators and Metrics
	Three Months Ended March 31
(Dollars in millions, except as noted)	2015	2014

Revenue by Business
Merrill Lynch Global Wealth Management	$3,748	$3,764
U.S. Trust	751	768
Other (1)	18	15
Total revenue, net of interest expense (FTE basis)	$4,517	$4,547

Client Balances by Business
Merrill Lynch Global Wealth Management	$2,043,447	$1,946,922
U.S. Trust	391,105	378,177
Other (1)	75,295	70,720

Client Balances by Type
Assets under management	$917,257	$841,818
Brokerage assets	1,076,277	1,054,052
Assets in custody	141,273	136,342
Deposits	244,080	244,051
Loans and leases (2)	130,960	119,556
Total client balances	$2,509,847	$2,395,819

Assets Under Management Flows
Liquidity assets under management (3)	$(1,493)	$(2,429)
Long-term assets under management (4)	14,654	17,382
Total assets under management flows	$13,161	$14,953

Associates (5)
Number of Financial Advisors	16,175	15,323
Total Wealth Advisors	17,508	16,481
Total Client-Facing Professionals	20,018	19,199

Merrill Lynch Global Wealth Management Metrics
Financial Advisor Productivity (6) (in thousands)	$1,041	$1,056

U.S. Trust Metrics
Client-Facing Professionals	2,157	2,117

(1)	Includes the results of BofA Global Capital Management and certain administrative items.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(3)
Defined as assets under advisory and discretion of GWIM in which the investment strategy seeks a high level of income while maintaining liquidity and capital preservation. The duration of these strategies is primarily less than one year.

(4)	Defined as assets under advisory and discretion of GWIM in which the duration of the investment strategy is longer than one year.

(5)	Includes Financial Advisors in the Consumer Banking segment of 1,992 and 1,598 at March 31, 2015 and 2014.

(6)
Financial Advisor Productivity is defined as annualized Merrill Lynch Global Wealth Management total revenue divided by the total number of Financial Advisors (excluding Financial Advisors in the Consumer Banking segment). Total revenue excludes corporate allocation of net interest income related to certain ALM activities.

Revenue from MLGWM of $3.7 billion remained relatively unchanged as higher net interest income from loan growth was more than offset by the allocation of negative market-related adjustments and other ALM results. Additionally, increased asset management fees due to the impact of long-term AUM flows and higher market levels were partially offset by lower transactional revenue. Revenue from U.S. Trust of $751 million decreased two percent driven by the allocation of negative market-related adjustments and other ALM results, partially offset by increased asset management fees due to the impact of higher market levels and long-term AUM flows.

Client balances increased $114 billion, or five percent, to over $2.5 trillion as a result of higher market levels and AUM and loan flows.

The number of client-facing professionals increased four percent due to increases in Merrill Edge financial solutions advisors, financial advisor development program participants and experienced financial advisors.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily to or from Consumer Banking, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs.

Net Migration Summary
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Total deposits, net – (from) to GWIM	$(483)	$1,144
Total loans, net – (from) to GWIM	(26)	(1)
Total brokerage, net – (from) to GWIM	(582)	(191)

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$2,265	$2,507	(10)%
Noninterest income:
Service charges	710	733	(3)
Investment banking fees	852	822	4
All other income	462	473	(2)
Total noninterest income	2,024	2,028	—
Total revenue, net of interest expense (FTE basis)	4,289	4,535	(5)

Provision for credit losses	96	281	(66)
Noninterest expense	2,022	2,190	(8)
Income before income taxes (FTE basis)	2,171	2,064	5
Income tax expense (FTE basis)	806	773	4
Net income	$1,365	$1,291	6

Net interest yield (FTE basis)	2.87%	3.23%
Return on average allocated capital	16	16
Efficiency ratio (FTE basis)	47.15	48.30

Balance Sheet
	Three Months Ended March 31
Average	2015	2014	% Change
Total loans and leases	$289,524	$287,920	1%
Total earning assets	320,443	314,685	2
Total assets	365,355	362,264	1
Total deposits	289,935	285,594	2
Allocated capital	35,000	33,500	4

Period end	March 31 2015	December 31 2014	% Change
Total loans and leases	$295,653	$288,905	2%
Total earning assets	322,242	311,782	3
Total assets	368,595	357,081	3
Total deposits	293,846	283,191	4

Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also provide investment banking products to our clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker-dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships and not-for-profit companies. Global Corporate Banking clients generally include large global corporations, financial institutions and leasing clients. Business Banking clients include mid-sized U.S.-based businesses requiring customized and integrated financial advice and solutions.

Net income for Global Banking increased $74 million to $1.4 billion for the three months ended March 31, 2015 compared to the same period in 2014 primarily driven by a reduction in the provision for credit losses and lower noninterest expense, partially offset by lower revenue.

Revenue decreased $246 million to $4.3 billion for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to lower net interest income. The decline in net interest income reflects the allocation of negative market-related adjustments and costs for maintaining High Quality Liquid Assets (HQLA) under the Liquidity Coverage Ratio (LCR) requirements, and loan spread compression. Noninterest income remained relatively unchanged as higher investment banking fees were offset by a gain on sale of an equity investment in the prior-year period.

The provision for credit losses decreased $185 million to $96 million, primarily in the U.S. commercial portfolio. Noninterest expense decreased $168 million to $2.0 billion primarily due to lower technology initiative costs, litigation expense and incentive compensation expense.

Return on average allocated capital of 16 percent remained relatively unchanged as growth in earnings was offset by increased capital allocations. For more information on capital allocated to the business segments, see Business Segment Operations on page 22.

Global Corporate, Global Commercial and Business Banking

Global Corporate, Global Commercial and Business Banking each include Business Lending and Global Transaction Services (formerly Global Treasury Services) activities. Business Lending includes various lending-related products and services, and related hedging activities, including commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Transaction Services includes deposits, treasury management, credit card, foreign exchange, and short-term investment and custody solutions. The table below presents a summary of the results, which exclude certain capital markets activity in Global Banking.

Global Corporate, Global Commercial and Business Banking
	Three Months Ended March 31
	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Revenue
Business Lending	$889	$912	$912	$1,011	$87	$89	$1,888	$2,012
Global Transaction Services	667	736	655	733	165	177	1,487	1,646
Total revenue, net of interest expense	$1,556	$1,648	$1,567	$1,744	$252	$266	$3,375	$3,658

Balance Sheet
Average
Total loans and leases	$131,315	$131,209	$141,772	$140,258	$16,432	$16,445	$289,519	$287,912
Total deposits	136,522	140,456	121,527	115,975	31,888	29,165	289,937	285,596

Period end
Total loans and leases	$134,464	$131,522	$144,654	$141,709	$16,539	$16,406	$295,657	$289,637
Total deposits	138,914	143,510	122,135	113,797	32,801	28,981	293,850	286,288

Business Lending revenue declined $124 million for the three months ended March 31, 2015 compared to the same period in 2014 due to the allocation of negative market-related adjustments, loan spread compression and a gain on sale of an equity investment in Global Commercial Banking in the prior-year period.

Global Transaction Services revenue decreased $159 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the allocation of negative market-related adjustments and costs for maintaining HQLA under the LCR requirements.

Average loans and leases remained relatively unchanged for the three months ended March 31, 2015 compared to the same period in 2014 as growth in the commercial and industrial portfolio was offset by a decline in the commercial real estate portfolio. Average deposits remained relatively unchanged for the three months ended March 31, 2015 compared to the same period in 2014.

Global Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. To provide a complete discussion of our consolidated investment banking fees, the table below presents total Corporation investment banking fees including the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended March 31
	Global Banking		Total Corporation
(Dollars in millions)	2015	2014	2015	2014
Products
Advisory	$387	$257	$428	$286
Debt issuance	335	447	781	1,025
Equity issuance	130	118	345	313
Gross investment banking fees	852	822	1,554	1,624
Self-led deals	(22)	(35)	(67)	(82)
Total investment banking fees	$830	$787	$1,487	$1,542

Total Corporation investment banking fees of $1.5 billion, excluding self-led deals, included within Global Banking and Global Markets decreased four percent for the three months ended March 31, 2015 compared to the same period in 2014 as strong advisory and equity underwriting fees were offset by lower underwriting fees for debt products primarily as a result of regulatory guidance implemented during 2014, which limits the types of leveraged finance transactions that are permitted.

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$1,004	$1,002	—
Noninterest income:
Investment and brokerage services	562	561	—
Investment banking fees	630	736	(14)%
Trading account profits	2,127	2,367	(10)
All other income	280	351	(20)
Total noninterest income	3,599	4,015	(10)
Total revenue, net of interest expense (FTE basis)	4,603	5,017	(8)

Provision for credit losses	21	19	11
Noninterest expense	3,120	3,075	1
Income before income taxes (FTE basis)	1,462	1,923	(24)
Income tax expense (FTE basis)	517	610	(15)
Net income	$945	$1,313	(28)

Return on average allocated capital	11%	16%
Efficiency ratio (FTE basis)	67.80	61.30

Balance Sheet
	Three Months Ended March 31
Average	2015	2014	% Change
Trading-related assets:
Trading account securities	$193,491	$203,281	(5)%
Reverse repurchases	115,328	109,271	6
Securities borrowed	78,713	80,981	(3)
Derivative assets	56,419	43,595	29
Total trading-related assets (1)	443,951	437,128	2
Total loans and leases	56,990	63,696	(11)
Total earning assets (1)	434,914	456,879	(5)
Total assets	598,503	601,427	—
Allocated capital	35,000	34,000	3

Period end	March 31 2015	December 31 2014	% Change
Total trading-related assets (1)	$424,996	$418,860	1%
Total loans and leases	63,019	59,388	6
Total earning assets (1)	421,520	421,799	—
Total assets	586,737	579,512	1

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, mortgage-backed securities (MBS), commodities and asset-backed securities (ABS). The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 32.

Net income for Global Markets decreased $368 million to $945 million for the three months ended March 31, 2015 compared to the same period in 2014. Excluding net DVA, net income decreased $310 million to $933 million primarily driven by lower trading account profits due to declines in mortgage and credit-related products and a decline in investment banking fees primarily from lower debt issuance. Net DVA gains were $19 million in the three months ended March 31, 2015 compared to gains of $112 million in the same period in 2014. Noninterest expense increased $45 million to $3.1 billion as a reduction in revenue-related incentive compensation was more than offset by higher litigation expense.

Average earning assets decreased $22.0 billion to $434.9 billion largely driven by a decrease in trading account securities as well as a decrease in low-margin prime brokerage loans.

Period-end loans and leases increased $3.6 billion from December 31, 2014 due to higher mortgage finance balances as a result of strong client demand.

The return on average allocated capital was 11 percent, down from 16 percent, reflecting lower net income and an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 22.

Sales and Trading Revenue

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, residential mortgage-backed securities (RMBS), collateralized loan obligations (CLOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The table below and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the table below and related discussion present sales and trading revenue excluding the impact of net DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Sales and trading revenue
Fixed income, currencies and commodities	$2,749	$3,024
Equities	1,165	1,193
Total sales and trading revenue	$3,914	$4,217

Sales and trading revenue, excluding net DVA (3)
Fixed income, currencies and commodities	$2,745	$2,944
Equities	1,150	1,161
Total sales and trading revenue, excluding net DVA (3)	$3,895	$4,105

(1)
Includes FTE adjustments of $47 million for the three months ended March 31, 2015 compared to $40 million for the same period in 2014. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $76 million for the three months ended March 31, 2015 compared to $85 million for the same period in 2014.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains were $4 million for the three months ended March 31, 2015 compared to net DVA gains of $80 million for the same period in 2014. Equities net DVA gains were $15 million for the three months ended March 31, 2015 compared to net DVA gains of $32 million for the same period in 2014.

Fixed-income, currency and commodities (FICC) revenue, excluding net DVA, decreased $199 million to $2.7 billion for the three months ended March 31, 2015 compared to the same period in 2014 primarily driven by declines in mortgage and credit-related businesses due to lower trading volumes driven by client flows. These declines were partially offset by stronger results in foreign exchange as increased volatility led to higher client flows and revenue. Equities revenue, excluding net DVA, was relatively flat compared to the same period in 2014.

Legacy Assets & Servicing

	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$428	$377	14%
Noninterest income:
Mortgage banking income	461	291	58
All other income	25	18	39
Total noninterest income	486	309	57
Total revenue, net of interest expense (FTE basis)	914	686	33

Provision for credit losses	91	12	n/m
Noninterest expense	1,201	7,401	(84)
Loss before income taxes (FTE basis)	(378)	(6,727)	(94)
Income tax benefit (FTE basis)	(140)	(1,847)	(92)
Net loss	$(238)	$(4,880)	(95)

Net interest yield (FTE basis)	4.19%	3.82%

Balance Sheet
	Three Months Ended March 31
Average	2015	2014	% Change
Total loans and leases	$32,411	$38,104	(15)%
Total earning assets	41,371	40,026	3
Total assets	52,617	57,400	(8)
Allocated capital	24,000	17,000	41

Period end	March 31 2015	December 31 2014	% Change
Total loans and leases	$31,690	$33,055	(4)%
Total earning assets	42,590	33,923	26
Total assets	53,538	45,958	16
n/m = not meaningful

LAS is responsible for our mortgage servicing activities related to residential first mortgage and home equity loans serviced for others and loans held by the Corporation, including loans that have been designated as the LAS Portfolios. The LAS Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 36. In addition, LAS is responsible for managing certain legacy exposures related to mortgage originations, sales and servicing activities (e.g., litigation, representations and warranties). LAS also includes the financial results of the home equity portfolio selected as part of the Legacy Owned Portfolio and the results of MSR activities, including net hedge results.

LAS includes certain revenues and expenses on loans serviced for others, including owned loans serviced for Consumer Banking, GWIM and All Other.

The net loss for LAS decreased $4.6 billion to a net loss of $238 million primarily driven by significantly lower litigation expense, which is included in noninterest expense, and higher mortgage banking income, partially offset by higher provision for credit losses. Mortgage banking income increased $170 million primarily due to higher servicing income and lower representations and warranties provision. The provision for credit losses increased $79 million driven by a slower pace of credit quality improvement. Noninterest expense decreased $6.2 billion primarily due to a $5.7 billion decrease in litigation expense. Excluding litigation, noninterest expense decreased $542 million to $1.0 billion due to lower default-related staffing and other default-related servicing expenses. We expect that noninterest expense, excluding litigation expense, will decline to approximately $800 million per quarter in the fourth quarter of 2015.

The increase in allocated capital for LAS reflects higher Basel 3 Advanced approaches operational risk capital in 2014.

Servicing

LAS is responsible for all of our in-house servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 26 percent and 29 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at March 31, 2015 and 2014. In addition, LAS is responsible for managing subservicing agreements.

Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit, accounting for and remitting principal and interest payments to investors and escrow payments to third parties, and responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervision of foreclosures and property dispositions. Prior to foreclosure, LAS evaluates various workout options in an effort to help our customers avoid foreclosure. For more information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 53 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Legacy Portfolios

The Legacy Portfolios (both owned and serviced) include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards in place as of December 31, 2010. The purchased credit-impaired (PCI) portfolio, as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011, are also included in the Legacy Portfolios. Since determining the pool of loans to be included in the Legacy Portfolios as of January 1, 2011, the criteria have not changed for these portfolios, but will continue to be evaluated over time.

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. Home equity loans in this portfolio are held on the balance sheet of LAS, and residential mortgage loans in this portfolio are included as part of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $4.3 billion during the three months ended March 31, 2015 to $85.6 billion, of which $31.7 billion was held on the LAS balance sheet and the remainder was included as part of All Other. The decrease was largely due to payoffs and paydowns.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes loans serviced by LAS in both the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 24 percent and 27 percent of the total residential mortgage serviced portfolio of $588 billion and $693 billion, as measured by unpaid principal balance, at March 31, 2015 and 2014. The decline in the Legacy Residential Mortgage Serviced Portfolio was due to paydowns and payoffs, and MSR and loan sales.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	March 31
(Dollars in billions)	2015	2014
Unpaid principal balance
Residential mortgage loans
Total	$141	$189
60 days or more past due	21	42

Number of loans serviced (in thousands)
Residential mortgage loans
Total	764	1,022
60 days or more past due	109	216

(1)	Excludes loans for which servicing transferred to third parties as of March 31, 2015 with an effective MSR sale date of April 1, 2015, totaling $39 million.

(2)	Excludes $32 billion and $37 billion of home equity loans and HELOCs at March 31, 2015 and 2014.

Non-Legacy Portfolio

As previously discussed, LAS is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 76 percent and 73 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at March 31, 2015 and 2014. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to paydowns and payoffs, partially offset by new originations.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	March 31
(Dollars in billions)	2015	2014
Unpaid principal balance
Residential mortgage loans
Total	$447	$504
60 days or more past due	8	11

Number of loans serviced (in thousands)
Residential mortgage loans
Total	2,868	3,196
60 days or more past due	44	61

(1)	Excludes loans for which servicing transferred to third parties as of March 31, 2015 with an effective MSR sale date of April 1, 2015, totaling $235 million.

(2)	Excludes $49 billion and $50 billion of home equity loans and HELOCs at March 31, 2015 and 2014.

LAS Mortgage Banking Income

LAS mortgage banking income includes income earned in connection with servicing activities and MSR valuation adjustments, net of results from risk management activities used to hedge certain market risks of the MSRs. The costs associated with our servicing activities are included in noninterest expense. LAS mortgage banking income also includes the cost of legacy representations and warranties exposures and revenue from the sales of loans that had returned to performing status. The table below summarizes LAS mortgage banking income.

LAS Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Servicing income:
Servicing fees	$430	$533
Amortization of expected cash flows (1)	(198)	(210)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	250	66
Other servicing-related revenue	—	4
Total net servicing income	482	393
Representations and warranties provision	(90)	(185)
Other mortgage banking income (3)	69	83
Total LAS mortgage banking income	$461	$291

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Consists primarily of revenue from sales of repurchased loans that had returned to performing status.

LAS mortgage banking income increased $170 million primarily driven by improved MSR net-of-hedge performance and lower representations and warranties provision, partially offset by lower servicing fees due to a smaller servicing portfolio.

Key Statistics
(Dollars in millions, except as noted)	March 31 2015		December 31 2014
Mortgage serviced portfolio (in billions) (1, 2)	$669		$693
Mortgage loans serviced for investors (in billions) (1)	459		474
Mortgage servicing rights:
Balance (3)	3,108		3,271
Capitalized mortgage servicing rights (% of loans serviced for investors)	68	bps	69	bps

(1)	The servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans.

(2)	Servicing of residential mortgage loans, HELOCs and home equity loans by LAS.

(3)	At March 31, 2015 and December 31, 2014, excludes $286 million and $259 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.

The decline in the size of our servicing portfolio was driven by loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels as well as strategic sales of MSRs during 2014.

Mortgage Servicing Rights

At March 31, 2015, the balance of consumer MSRs managed within LAS, which excludes $286 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $3.1 billion, which represented 68 bps of the related unpaid principal balance compared to $3.3 billion, or 69 bps of the related unpaid principal balance at December 31, 2014. The consumer MSR balance managed within LAS decreased $163 million in the three months ended March 31, 2015 primarily driven by a decrease in value due to lower mortgage rates at March 31, 2015 compared to December 31, 2014, which resulted in higher forecasted prepayment speeds, and the recognition of modeled cash flows, partially offset by additions to the portfolio and changes to other model and cash flow assumptions. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 44. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

All Other

	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$(249)	$(156)	60%
Noninterest income:
Card income	69	87	(21)
Equity investment income	1	696	(100)
Gains on sales of debt securities	263	357	(26)
All other loss	(436)	(653)	(33)
Total noninterest income	(103)	487	n/m
Total revenue, net of interest expense (FTE basis)	(352)	331	n/m

Provision (benefit) for credit losses	(182)	(135)	35
Noninterest expense	1,504	1,718	(12)
Loss before income taxes (FTE basis)	(1,674)	(1,252)	34
Income tax benefit (FTE basis)	(833)	(1,055)	(21)
Net loss	$(841)	$(197)	n/m

Balance Sheet
	Three Months Ended March 31
Average	2015	2014	% Change
Loans and leases:
Residential mortgage	$151,305	$193,989	(22)%
Non-U.S. credit card	10,002	11,554	(13)
Other	6,451	11,849	(46)
Total loans and leases	167,758	217,392	(23)
Total assets (1)	252,053	278,250	(9)
Total deposits	19,405	34,982	(45)

Period end	March 31 2015	December 31 2014	% Change
Loans and leases:
Residential mortgage	$144,098	$155,595	(7)%
Non-U.S. credit card	9,660	10,465	(8)
Other	6,127	6,552	(6)
Total loans and leases	159,885	172,612	(7)
Total equity investments	4,716	4,886	(3)
Total assets (1)	248,768	258,048	(4)
Total deposits	19,467	19,242	1

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $505.2 billion and $476.3 billion for the three months ended March 31, 2015 and 2014, and $516.0 billion and $478.2 billion at March 31, 2015 and December 31, 2014.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass residential mortgage securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 108 and Note 18 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint venture, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

The net loss for All Other increased $644 million to $841 million for the three months ended March 31, 2015 due to a decrease in equity investment income and lower net interest income, partially offset by gains on sales of residential mortgage loans, lower noninterest expense and an increased benefit in the provision for credit losses. Equity investment income decreased $695 million primarily due to the sale of a portion of an equity investment in the first quarter of 2014. Gains on the sales of residential mortgage loans, net of hedges, were $217 million compared to gains of $12 million a year ago.

The provision (benefit) for credit losses improved $47 million to a benefit of $182 million primarily driven by the impact of recoveries on nonperforming loan sales.

Noninterest expense decreased $214 million to $1.5 billion primarily driven by lower litigation expense and infrastructure and support costs. Annual retirement-eligible incentive costs of $1.0 billion were recorded on a consolidated basis in both the three months ended March 31, 2015 and 2014. These costs are allocated to the business segments ratably over the year. The income tax benefit was $833 million compared to a benefit of $1.1 billion, as the prior period included tax benefits attributable to the resolution of certain tax matters.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations on page 50 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K, as well as Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of RMBS guaranteed by the government-sponsored enterprises (GSEs), which include Freddie Mac (FHLMC) and Fannie Mae (FNMA), or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sell pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monoline insurers or other financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, subsequent to repurchasing the loan, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that we may receive.

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process, including with the GSEs, four monoline insurers and BNY Mellon, as trustee.

On March 5, 2015, the New York Appellate Division, First Department issued an order unanimously approving the BNY Mellon Settlement in all respects, reversing the portion of the New York Supreme Court's decision not to approve the Trustee's conduct with respect to the Trustee's consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. The deadline for further appeal has passed. The BNY Mellon Settlement remains subject to certain conditions, including that an IRS private letter ruling be obtained confirming that the settlement will not impact the REMIC tax status of the trusts. There can be no assurance as to when or whether such conditions to the BNY Mellon Settlement will be satisfied. If these conditions to the effectiveness of the BNY Mellon Settlement are not satisfied, or if we and Countrywide Financial Corporation (Countrywide) withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals. As part of the BNY Mellon Settlement, agreement was reached on certain servicing related matters. For information on servicing matters associated with the BNY Mellon Settlement, see Mortgage-related Settlements – Servicing Matters on page 45.

For more information on accounting for representations and warranties, repurchase claims and exposures, including a summary of the larger bulk settlements, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty or the representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution.

At March 31, 2015, we had $25.8 billion of unresolved repurchase claims, net of duplicate claims, compared to $22.8 billion at December 31, 2014. These repurchase claims primarily relate to private-label securitizations and include claims in the amount of $6.4 billion and $4.7 billion at March 31, 2015 and December 31, 2014, net of duplicate claims, where we believe the statute of limitations has expired under current law, and $4.1 billion and $4.0 billion in claims, net of duplicate claims, related to loans in specific private-label securitization groups or tranches where we own substantially all of the outstanding securities. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

The continued increase in the notional amount of unresolved repurchase claims during the three months ended March 31, 2015 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, (3) the lack of an established process to resolve disputes related to these claims, (4) the submission of claims where we believe the statute of limitations has expired under current law and (5) the submission of duplicate claims, often in multiple submissions, on the same loan. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to evaluate a claim. Absent any settlements, we expect unresolved repurchase claims related to private-label securitizations to continue to increase as such claims continue to be submitted and there is not an established process for the ultimate resolution of such claims on which there is a disagreement.

During the three months ended March 31, 2015, we had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to bulk settlements in prior years and ongoing litigation with a single monoline insurer. For additional information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

As a result of various bulk settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. For more information on the monolines and experience with GSEs, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

In addition to unresolved repurchase claims, we have received notifications indicating that we may owe indemnity obligations pertaining to loans for which we have not received a repurchase request from sponsors of third-party securitizations with whom we engaged in whole-loan transactions. These notifications totaled $2.0 billion at both March 31, 2015 and December 31, 2014.

We also from time to time receive correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. We believe such communications to be procedurally and/or substantively invalid, and generally do not respond to such correspondence.

The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and receipt of other communications, as discussed above, are all factors that inform our liability for obligations under representations and warranties and the corresponding estimated range of possible loss.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 44.

At March 31, 2015 and December 31, 2014, the liability for representations and warranties was $12.0 billion and $12.1 billion. For the three months ended March 31, 2015, the representations and warranties provision was $84 million compared to $178 million for the same period in 2014.

Our liability at March 31, 2015 for obligations under representations and warranties is necessarily dependent on, and limited by a number of factors including for private-label securitizations the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Where relevant, we also consider more recent experience, such as claim activity, notification of potential indemnification obligations, our experience with various counterparties, recent court decisions related to the statute of limitations and other facts and circumstances, such as bulk settlements, as we believe appropriate. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if future experiences are different from historical experience or our understandings, interpretations or assumptions. Although we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where the applicable statute of limitations has expired under current law, these exposures are considered in the determination of the estimated range of possible loss.

Experience with Private-label Securitization and Whole-Loan Investors

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans to investors other than GSEs (although the GSEs are investors in certain private-label securitizations). Such loans originated from 2004 through 2008 had an original principal balance of $970 billion, including $786 billion sold to private-label and whole-loan investors without monoline insurance. Of the $970 billion, $578 billion in principal has been paid, $203 billion in principal has defaulted, $42 billion in principal was severely delinquent, and $147 billion in principal was current or less than 180 days past due at March 31, 2015 as summarized in Table 13.

Table 13
Overview of Non-Agency Securitization and Whole-Loan Balances from 2004 to 2008
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance March 31 2015	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$14	$3	$7	$10	$1	$2	$2	$5
Countrywide
BNY Mellon Settlement	409	94	21	87	108	16	26	25	41
Other	307	55	12	65	77	8	18	19	32
Total Countrywide	716	149	33	152	185	24	44	44	73
Merrill Lynch	72	13	3	18	21	3	4	3	11
First Franklin	82	13	3	26	29	5	6	5	13
Total (1, 2)	$970	$189	$42	$203	$245	$33	$56	$54	$102
By Product
Prime	$302	$53	$7	$27	$34	$2	$6	$7	$19
Alt-A	173	43	9	41	50	7	12	11	20
Pay option	150	32	9	45	54	5	13	15	21
Subprime	251	49	14	71	85	17	20	15	33
Home equity	88	9	—	18	18	2	5	4	7
Other	6	3	3	1	4	—	—	2	2
Total	$970	$189	$42	$203	$245	$33	$56	$54	$102

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

As it relates to private-label securitizations, we believe a contractual liability to repurchase mortgage loans generally arises if there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable).

Legacy entities, and to a lesser extent Bank of America, sold loans to investors via private-label securitizations or as whole loans. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Loans originated between 2004 and 2008 and sold without monoline insurance had an original total principal balance of $786 billion included in Table 13. Of the $786 billion, $472 billion have been paid in full and $193 billion were defaulted or severely delinquent at March 31, 2015. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans.

We have received approximately $37 billion of representations and warranties repurchase claims related to loans originated between 2004 and 2008, including $28 billion from private-label securitization trustees and a financial guarantee provider, $8 billion from whole-loan investors and $815 million from one private-label securitization counterparty. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement. We have resolved $9 billion of these claims with losses of $2 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $4 billion of these claims were resolved through repurchase or indemnification, $5 billion were rescinded by the investor and $335 million were resolved through settlements. As of March 31, 2015, 15 percent of the whole-loan claims for these vintages that we initially denied have subsequently been resolved through repurchase or make-whole payments and 44 percent have been resolved through rescission of the claim by the counterparty or repayment in full by the borrower. At March 31, 2015, for these vintages, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and others was $28 billion, including $4 billion of duplicate claims primarily submitted without a loan file review. We have performed an initial review with respect to substantially all of these claims and although we do not believe a valid basis for repurchase has been established by the claimant, we consider such claims activity in the computation of our liability for representations and warranties. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations and believe we are not required by the governing documents to do so.

Estimated Range of Possible Loss

We currently estimate that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at March 31, 2015. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

For more information on the methodology used to estimate the representations and warranties liability, the corresponding estimated range of possible loss and the types of losses not considered, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K and, for more information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability on page 113 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

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

Servicing agreements with the GSEs and GNMA generally provide the GSEs and GNMA with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, the GSEs claim that they have the contractual right to loan repurchase for certain servicing breaches. In addition, the GSEs' first-lien mortgage seller/servicer guides provide timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond the control of the servicer. Servicers for GNMA are required to service in accordance with the applicable government agency requirements which include detailed regulatory requirements for servicing loans and reducing the amount of insurance or guaranty benefits that are paid if the applicable timelines are not satisfied. In addition, many non-agency RMBS and whole-loan servicing agreements state that the servicer may be liable for failure to perform its servicing obligations in keeping with industry standards or for acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer's duties.

It is not possible to reasonably estimate our liability with respect to certain potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material to the Corporation's results of operations or cash flows for any particular reporting period.

Mortgage Electronic Registration Systems, Inc.

For information on Mortgage Electronic Registration Systems, Inc., see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 54 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing, transfer of servicing and servicing rights, servicing compliance obligations, and foreclosure activities, including those claims not covered by the National Mortgage Settlement or the settlement with the Department of Justice (DoJ). This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in operational and compliance costs and may limit our ability to continue providing certain products and services. For more information on management's estimate of the aggregate range of possible loss and on regulatory investigations, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Mortgage-related Settlements – Servicing Matters

In connection with the BNY Mellon Settlement, BANA has agreed to implement certain servicing changes related to loss mitigation activities. BANA also agreed to transfer the servicing rights related to certain high-risk loans to qualified subservicers on a schedule that began with the signing of the BNY Mellon Settlement. This servicing transfer protocol has reduced the servicing fees payable to BANA. Upon final approval of the BNY Mellon Settlement, failure to meet the established benchmarking standards for loans not in subservicing arrangements can trigger payment of agreed-upon fees. Additionally, we and Countrywide have agreed to work to resolve with the Trustee certain mortgage documentation issues related to the enforceability of mortgages in foreclosure and to reimburse the related Covered Trust for any loss if BANA is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of these issues. These agreements will terminate if final approval of the BNY Mellon Settlement is not obtained, although we could still have exposure under the pooling and servicing agreements related to the mortgages in the Covered Trusts for these issues.

BANA has agreed to implement uniform servicing standards established under the National Mortgage Settlement. These standards are intended to strengthen procedural safeguards and documentation requirements associated with foreclosure, bankruptcy and loss mitigation activities, as well as addressing the imposition of fees and the integrity of documentation, with a goal of ensuring greater transparency for borrowers. These uniform servicing standards also obligate us to implement compliance processes reasonably designed to provide assurance of the achievement of these objectives. Compliance with the uniform servicing standards is subject to ongoing review by the independent monitor. Implementation of these uniform servicing standards has contributed to elevated costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures.

Managing Risk

Risk is inherent in all our business activities. The seven types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational risks. Sound risk management is needed to serve our customers and deliver for our shareholders. If not managed well, risks can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. The Corporation takes a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement which are approved annually by the Corporation's Board of Directors (the Board) and the Board's Enterprise Risk Committee (ERC).

Our Risk Framework is the foundation for comprehensive management of the risks facing the Corporation. The Risk Framework sets forth clear roles, responsibilities and accountability for the management of risk and provides a blueprint for how the Board, through delegation of authority to committees and executive officers, establishes risk appetite and associated limits for our activities.

Our Risk Appetite Statement is intended to ensure that the Corporation maintains an acceptable risk profile by providing a common framework and a comparable set of measures for senior management and the Board to clearly indicate the level of risk the Corporation is willing to accept. Risk appetite is set at least annually in conjunction with the strategic, capital and financial operating plans to align risk appetite with the Corporation's strategy and financial resources. Our line of business strategies and risk appetite are also similarly aligned. For a more detailed discussion of our risk management activities, see the discussion below and pages 55 through 109 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

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

For more information on our strategic risk management activities, see page 58 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Capital Management

The Corporation manages its capital position to maintain sufficient capital to support its business activities and maintain capital, risk and risk appetite commensurate with one another. Additionally, we seek to maintain safety and soundness at all times even under adverse scenarios, take advantage of organic growth opportunities, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for our subsidiaries, and satisfy current and future regulatory capital requirements. Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of our strategic plan, risk appetite and risk limits.

We conduct an Internal Capital Adequacy Assessment Process (ICAAP) on a quarterly basis. The ICAAP is a forward-looking assessment of our projected capital needs and resources, incorporating earnings, balance sheet and risk forecasts under baseline and adverse economic and market conditions. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, regulatory capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in our forecasts or stress tests. We assess the capital impacts of proposed changes to regulatory capital requirements. Management assesses ICAAP results and provides documented quarterly assessments of the adequacy of our capital guidelines and capital position to the Board or its committees.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. For additional information, see Business Segment Operations on page 22.

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

In January 2015, we submitted our 2015 CCAR capital plan and related supervisory stress tests, and we received the results in March 2015. Based on the information in our January 2015 submission, we exceeded all stressed capital ratio minimum requirements in the severely adverse scenario with more than $20 billion in excess capital after all planned capital actions, a significant improvement from the prior-year CCAR quantitative results. On March 11, 2015, the Federal Reserve advised that it did not object to our 2015 capital plan but gave a conditional, non-objection under which we are required to resubmit our capital plan by September 30, 2015 and address certain weaknesses identified in the capital planning process. If identified weaknesses are not satisfactorily addressed when the Federal Reserve reviews our resubmitted capital plan, the Federal Reserve may restrict our future capital distributions. The requested capital actions included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. We have begun a review of our entire CCAR process with a goal of assuring better alignment with regulator expectations.

Pending the resubmission of our capital plan, we are permitted, and have proceeded with our stock repurchase program and to maintain our common stock dividend at the current rate. The timing and amount of common stock repurchases and common stock dividends will be consistent with our 2015 CCAR capital plan and subject to the Federal Reserve's review of our submission of a revised capital plan as discussed above. In addition, the timing and amount of common stock repurchases will be subject to various factors, including the Corporation's capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The common stock repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

Regulatory Capital

As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, we became subject to Basel 3, which includes certain transition provisions through January 1, 2019 (Basel 3 Standardized – Transition). Basel 3 generally continues to be subject to interpretation and clarification by U.S. banking regulators. Basel 3 expanded and modified the calculation of risk-weighted assets for credit and market risk (applicable to banks that meet the definition as an advanced approaches bank), and introduced a Standardized approach for the calculation of risk-weighted assets, which serves as a minimum. The Corporation and its primary affiliated banking entity, BANA, meet the definition of an advanced approaches bank and measure regulatory capital adequacy based on Basel 3.

Risk-weighted assets are calculated for credit risk for all on- and off-balance sheet credit exposures and for market risk on trading assets and liabilities, including derivative exposures. Credit risk-weighted assets are calculated by assigning a prescribed risk weight to all on-balance sheet assets and to the credit equivalent amount of certain off-balance sheet exposures. Off-balance sheet exposures include financial guarantees, unfunded lending commitments, letters of credit and derivatives. Market risk-weighted assets are calculated using risk models for trading account positions, including all foreign exchange and commodity positions, regardless of the applicable accounting guidance. Any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets, consistent with regulatory guidance. For more information on the regulatory capital amounts and calculations, see Basel 3 below.

Basel 3

Basel 3 provides Tier 1 and Total capital calculations and establishes a Common equity tier 1 capital ratio. Basel 3 also includes minimum capital ratios and buffer requirements and a supplementary leverage ratio (SLR), and addresses the composition of regulatory capital and the adequately capitalized minimum requirements under the Prompt Corrective Action (PCA) framework. The composition of regulatory capital under Basel 3 is subject to a transition period as described below. The new minimum capital ratio requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. For more information on the SLR, see Capital Management – Other Regulatory Capital Requirements on page 53.

As an advanced approaches bank, under Basel 3, we are required to complete a qualification period (parallel run) to demonstrate compliance with the Basel 3 rules to the satisfaction of U.S. banking regulators. Upon notification of approval by U.S. banking regulators to exit our parallel run, we will be required to report regulatory capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the PCA framework. Prior to receipt of notification of approval, we are required to report our capital adequacy under the Standardized approach only.

Effective January 1, 2015, the PCA framework was amended to reflect the new capital requirements under Basel 3. The PCA framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for "well-capitalized" banking organizations, which included BANA at March 31, 2015. Effective January 1, 2015, Common equity tier 1 capital is included in the measurement of "well capitalized."

Regulatory Capital Composition – Transition

Basel 3 requires deductions from capital related to MSRs, deferred tax assets and defined benefit pension assets. Basel 3 also provides for the inclusion in capital of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes will be impacted by, among other things, fluctuations in interest rates, earnings performance and corporate actions. Changes to the composition of regulatory capital under Basel 3 are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018.

Table 14 summarizes how certain regulatory capital deductions and adjustments have been or will be transitioned from 2014 through 2018 for Common equity tier 1 and Tier 1 capital.

Table 14
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
Deferred tax assets arising from net operating loss and tax credit carryforwards; defined benefit pension fund net assets; net unrealized cumulative gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value

(1)
Represents the phase-out percentage of the exclusion by year (e.g., 20 percent of net unrealized gains (losses) on AFS debt and certain marketable equity securities recorded in accumulated OCI was included in 2014).

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and transitioned from Tier 2 capital beginning in 2016 with the full amount excluded in 2022. As of March 31, 2015, our qualifying Trust Securities were $1.4 billion (approximately 10 bps of the Tier 1 capital ratio).

Standardized Approach

Under the Basel 3 Standardized approach, credit risk-weighted assets are measured by applying fixed risk weights to each exposure (excluding securitizations), determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development (OECD) country risk code and maturity, among others. For securitization exposures, risk-weighted assets are determined using the Simplified Supervisory Formula Approach (SSFA). Under the Standardized approach, no distinction is made for variations in credit quality for corporate exposures, and the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate that our Common equity tier 1 capital ratio under the Basel 3 Standardized approach, on a fully phased-in basis, would have been 10.3 percent at March 31, 2015. As of March 31, 2015, we estimate that our Basel 3 Standardized Common equity tier 1 capital would have been $147.2 billion and total risk-weighted assets would have been $1,431 billion, on a fully phased-in basis. For a reconciliation of Basel 3 Standardized – Transition to Basel 3 Standardized estimates on a fully phased-in basis for Common equity tier 1 capital, see Table 18. Our estimates under the Basel 3 Standardized approach may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.

Advanced Approaches

In addition to the exposures calculated under the Basel 3 Standardized approach, the Basel 3 Advanced approaches include measures of operational risk and risks related to the credit valuation adjustment (CVA) for over-the-counter (OTC) derivative exposures. The Advanced approaches rely on internal analytical models to measure risk weights for credit risk exposures and allow the use of models to estimate the exposure at default (EAD) for certain exposure types. Market risk capital measurements are consistent with the Standardized approach, except for securitization exposures, where the Supervisory Formula Approach (SFA) is also permitted. Credit risk for securitization exposures is based on the SSFA if an SFA approach is unavailable for a particular exposure. Non-securitization credit risk exposures are measured using internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss-given default (LGD) and, in certain instances, EAD. The internal analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using internal analytical models which rely on both internal and external operational loss experience and data. The calculations require management to make estimates, assumptions and interpretations, including with respect to the probability of future events based on historical experience. Actual results could differ from those estimates and assumptions.

We estimate that our Common equity tier 1 capital ratio under the Basel 3 Advanced approaches, on a fully phased-in basis, would have been 10.1 percent at March 31, 2015. As of March 31, 2015, we estimate that our Basel 3 Advanced Common equity tier 1 capital would have been $147.2 billion and total risk-weighted assets would have been $1,461 billion, on a fully phased-in basis. These estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal models methodology, but do not include the benefit of the removal of the surcharge applicable to the Comprehensive Risk Measure (CRM). Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. The U.S. banking regulators have requested modifications to certain internal analytical models including the wholesale (e.g., commercial) and other credit models which would increase our risk-weighted assets and, as a result, negatively impact our capital ratios, including our Common equity tier 1 ratio by approximately 100 bps. We are currently working with the U.S. banking regulators in order to exit parallel run.

Capital Composition and Ratios

Table 15 presents Bank of America Corporation's capital ratios and related information in accordance with Basel 3 Standardized – Transition as measured at March 31, 2015 and December 31, 2014.

Table 15
Bank of America Corporation Regulatory Capital
	March 31, 2015		December 31, 2014
(Dollars in millions)	Ratio (1)	Amount	Ratio (1)	Amount
Common equity tier 1 capital	11.1%	$155,438	12.3%	$155,361
Tier 1 capital	12.3	173,155	13.4	168,973
Total capital	15.3	214,481	16.5	208,670
Tier 1 leverage	8.4	173,155	8.2	168,973

			March 31 2015	December 31 2014
Risk-weighted assets (in billions) (2)			$1,405	$1,262
Adjusted quarterly average total assets (in billions) (3)			2,060	2,060

(1)
When presented on a fully phased-in basis, beginning January 1, 2019, the minimum Basel 3 Common equity tier 1, Tier 1 and Total capital ratio requirements for the Corporation are expected to significantly increase and will be comprised of the minimum ratio for Common equity tier 1, Tier 1 and Total capital, plus a capital conservation buffer and the G-SIB buffer. For more information on these buffers, see Capital Management – Other Regulatory Capital Requirements on page 53.

(2)	On a pro-forma basis, under the Basel 3 Standardized – Transition as measured at January 1, 2015, the December 31, 2014 risk-weighted assets would have been $1,392 billion.

(3)	Reflects adjusted average total assets for the three months ended March 31, 2015 and December 31, 2014.

Table 16 presents regulatory minimum and "well-capitalized" ratio requirements in accordance with Basel 3 Standardized – Transition as measured at March 31, 2015 and December 31, 2014.

Table 16
Bank of America Corporation Regulatory Capital Ratio Requirements
	March 31, 2015		December 31, 2014
	Regulatory Minimum	Well-capitalized (1)	Regulatory Minimum	Well-capitalized (1)
Common equity tier 1	4.5%	n/a	4.0%	n/a
Tier 1 capital	6.0	6.0%	5.5	6.0%
Total capital	8.0	10.0	8.0	10.0
Tier 1 leverage	4.0	n/a	4.0	n/a

(1)
To be "well capitalized" under current U.S. banking regulatory agency definitions, a bank holding company must maintain these ratios or greater and not be subject to a Federal Reserve Board order or directive to maintain higher capital levels.

n/a = not applicable

Common equity tier 1 capital under Basel 3 Standardized – Transition of $155.4 billion at March 31, 2015 remained relatively unchanged compared to December 31, 2014 as earnings and an improvement in accumulated OCI were largely offset by the impact of certain transition provisions under Basel 3 Standardized – Transition. For more information on Basel 3 transition provisions, see Table 14. During the three months ended March 31, 2015, Total capital increased $5.8 billion primarily driven by earnings and issuances of preferred stock and subordinated debt. The Tier 1 leverage ratio increased 21 bps for the three months ended March 31, 2015 compared to December 31, 2014 primarily driven by an increase in Tier 1 capital. For additional information, see Tables 15 and 17.

Risk-weighted assets increased $144 billion during the three months ended March 31, 2015 to $1,405 billion primarily due to the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Standardized approach.

At March 31, 2015, an increase or decrease in our Common equity tier 1, Tier 1 or Total capital ratios by one bp would require a change of $141 million in Common equity tier 1, Tier 1 or Total capital. We could also increase our Common equity tier 1, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.3 billion, $1.1 billion and $920 million, respectively. An increase in our Tier 1 leverage ratio by one bp on such date would require $206 million of additional Tier 1 capital or a reduction of $2.4 billion in adjusted average assets.

Table 17 presents the capital composition as measured under Basel 3 Standardized – Transition at March 31, 2015 and December 31, 2014.

Table 17
Capital Composition
(Dollars in millions)	March 31 2015	December 31 2014
Total common shareholders' equity	$227,915	$224,162
Goodwill	(69,231)	(69,234)
Intangibles, other than mortgage servicing rights and goodwill	(1,214)	(639)
Net unrealized gains (losses) on AFS debt securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	—	573
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,995	2,680
DVA related to liabilities and derivatives (1)	332	231
Deferred tax assets arising from net operating loss and tax credit carryforwards	(4,021)	(2,226)
Other	(338)	(186)
Common equity tier 1 capital	155,438	155,361
Qualifying preferred stock, net of issuance cost	22,273	19,308
Deferred tax assets arising from net operating loss and tax credit carryforwards under transition	(6,031)	(8,905)
DVA related to liabilities and derivatives under transition	498	925
Defined benefit pension fund assets	(459)	(599)
Trust preferred securities	1,447	2,893
Other	(11)	(10)
Total Tier 1 capital	173,155	168,973
Long-term debt qualifying as Tier 2 capital	19,538	17,953
Nonqualifying trust preferred securities subject to phase out from Tier 2 capital	4,843	3,881
Qualifying allowance for credit losses	14,213	14,634
Other	2,732	3,229
Total capital	$214,481	$208,670

(1)	Represents loss on structured liabilities and derivatives, net-of-tax, that is excluded from Common equity tier 1, Tier 1 and Total capital for regulatory capital purposes.

Table 18 presents a reconciliation of our Common equity tier 1 capital in accordance with the Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at March 31, 2015 and December 31, 2014. Basel 3 regulatory capital ratios on a fully phased-in basis are considered non-GAAP financial measures until the end of the transition period on January 1, 2019 when adopted and required by U.S. banking regulators.

Table 18
Regulatory Capital Reconciliation (1)
(Dollars in millions)	March 31 2015	December 31 2014
Regulatory capital – Basel 3 transition to fully phased-in
Common equity tier 1 capital (transition)	$155,438	$155,361
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition	(6,031)	(8,905)
DVA related to liabilities and derivatives phased in during transition	498	925
Defined benefit pension fund assets phased in during transition	(459)	(599)
Accumulated OCI phased in during transition	(378)	(1,592)
Intangibles phased in during transition	(1,821)	(2,556)
Other adjustments and deductions phased in during transition	(48)	(1,417)
Common equity tier 1 capital (fully phased-in)	$147,199	$141,217

Regulatory capital ratios
Basel 3 Standardized approach Common equity tier 1 (transition)	11.1%	12.3%
Basel 3 Standardized approach Common equity tier 1 (fully phased-in)	10.3	10.0
Basel 3 Advanced approaches Common equity tier 1 (fully phased-in) (2)	10.1	9.6

(1)
Fully phased-in Basel 3 estimates are based on our current understanding of the Standardized and Advanced approaches under Basel 3. The Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, and do not include the benefit of the removal of the surcharge applicable to the CRM.

(2)
The U.S. banking regulators have requested modifications to certain internal analytical models including the wholesale (e.g., commercial) and other credit models which would increase our risk-weighted assets and is estimated to negatively impact the Common equity tier 1 capital ratio by approximately 100 bps. We are currently working with the U.S. banking regulators in order to exit parallel run.

Bank of America, N.A. Regulatory Capital

Table 19 presents regulatory capital information for BANA in accordance with Basel 3 Standardized – Transition as measured at March 31, 2015 and December 31, 2014.

Table 19
Bank of America, N.A. Regulatory Capital
	March 31, 2015			December 31, 2014
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital	12.6%	$145,042	6.5%	13.1%	$145,150	4.0%
Tier 1 capital	12.6	145,042	8.0	13.1	145,150	6.0
Total capital	14.0	161,662	10.0	14.6	161,623	10.0
Tier 1 leverage	9.5	145,042	5.0	9.6	145,150	5.0

(1)
Percent required to meet guidelines to be considered "well capitalized" under the Prompt Corrective Action framework, except for the December 31, 2014 Common equity tier 1 capital which reflects capital adequacy minimum requirements as an advanced approaches bank under Basel 3 during a transition period that ended in 2014.

BANA's Common equity tier 1 capital ratio under Basel 3 Standardized – Transition was 12.6 percent at March 31, 2015, a decrease of 54 bps from December 31, 2014, primarily driven by dividends to the parent company and the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Standardized approach, partially offset by earnings. The Total capital ratio decreased 59 bps to 14.0 percent at March 31, 2015 compared to December 31, 2014 and the Tier 1 leverage ratio decreased 11 bps to 9.5 percent. The decrease in the Total capital ratio was driven by the same factors as the Common equity tier 1 capital ratio. The decrease in the Tier 1 leverage ratio was primarily driven by an increase in adjusted quarterly average total assets.

Other Regulatory Capital Requirements

Supplementary Leverage Ratio

Basel 3 also requires the calculation of a SLR. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is supplementary leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted Tier 1 deductions, as well as the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter. Off-balance sheet exposures include lending commitments, letters of credit, OTC derivatives, repo-style transactions and margin loan commitments. Total leverage exposure includes the effective notional principal amount of credit derivatives and similar instruments through which credit protection is sold. The credit conversion factors (CCFs) applied to certain off-balance sheet exposures, conform to the graduated CCF utilized under the Basel 3 Standardized approach, but are subject to a minimum 10 percent CCF. Effective January 1, 2018, the Corporation will be required to maintain a minimum SLR of 3.0 percent, plus a supplementary leverage buffer of 2.0 percent, in order to avoid certain restrictions on capital distributions and discretionary bonuses. Insured depository institutions, including BANA, will be required to maintain a minimum 6.0 percent SLR to be considered "well capitalized."

As of March 31, 2015, the Corporation's SLR was 6.3 percent, which exceeds the 5.0 percent threshold that represents the minimum plus the supplementary leverage buffer for BHCs. The SLR for BANA was 7.1 percent, which exceeds the 6.0 percent "well-capitalized" level for insured depository institutions of BHCs.

Global Systemically Important Bank Surcharge

In November 2011, the Basel Committee on Banking Supervision (Basel Committee) published a methodology to identify global systemically important banks (G-SIBs) and impose an additional loss absorbency requirement through the introduction of a surcharge of up to 3.5 percent, which must be satisfied with Common equity tier 1 capital. The assessment methodology relies on an indicator-based measurement approach to determine a score relative to the global banking industry. The chosen indicators are size, complexity, cross-jurisdictional activity, inter-connectedness and substitutability/financial institution infrastructure. Institutions with the highest scores are designated as G-SIBs and are assigned to one of four loss absorbency buckets from 1.0 percent to 2.5 percent, in 0.5 percent increments based on each institution's relative score and supervisory judgment. A fifth loss absorbency bucket of 3.5 percent is currently empty and serves to discourage banks from becoming more systemically important. Also in November 2011, the Financial Stability Board (FSB) published an integrated set of policy measures and identified an initial group of G-SIBs, which included the Corporation.

In July 2013, the Basel Committee updated the November 2011 methodology to recalibrate the substitutability/financial institution infrastructure indicator by introducing a cap on the weighting of that component, and requiring the annual publication by the FSB of key information necessary to permit each G-SIB to calculate its score and observe its position within the buckets and relative to the industry total for each indicator. Every three years, beginning on January 1, 2016, the Basel Committee will reconsider and recalibrate the bucket thresholds. The Basel Committee and FSB expect banks to change their behavior in response to the incentives of the G-SIB framework, as well as other aspects of Basel 3 and jurisdiction-specific regulations.

In November 2014, the Basel Committee published an updated list of G-SIBs and their respective loss absorbency buckets. As of March 31, 2015, we estimated our surcharge at 1.5 percent based on this information and the FSB's report, "2014 update of list of global systemically important banks (G-SIBs)." Our surcharge could change each year based on our actions and those of our peers, as the scoring methods utilize data from the Corporation in combination with the industry. If our score were to increase, we could be subject to a higher G-SIB surcharge.

In December 2014, the Federal Reserve proposed a regulation that would implement G-SIB surcharge requirements for the largest U.S. BHCs. Under the proposal, assignment to loss absorbency buckets would be determined by the higher score as calculated according to two methods. Method 1 is substantially similar to the Basel Committee's methodology, whereas Method 2 replaces the substitutability/financial institution infrastructure indicator with a measure of short-term wholesale funding and then multiplies the overall score by two. The Federal Reserve estimates that Method 2 will yield a higher surcharge, currently ranging from 1.0 percent to 4.5 percent.

Under the proposed U.S. rules, the G-SIB surcharge requirement will begin to phase in effective January 2016, with full implementation in January 2019. Data from the Basel Committee's original five indicators, measured as of December 31, 2014, combined with short-term wholesale funding data covering the third quarter of 2015, is expected to be used to determine the G-SIB surcharge that will be effective in 2016.

For more information on regulatory capital, see Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Capital Conservation and Countercyclical Capital Buffers

Beginning January 1, 2016, we will be subject to capital conservation and countercyclical capital buffers. The Corporation will be required to maintain a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer once fully phased in, in order to avoid certain restrictions on capital distributions and bonus payments. The capital conservation buffer will be composed solely of Common equity tier 1 capital. The countercyclical capital buffer is currently set at zero. U.S. banking regulators must jointly decide on any increase in the countercyclical buffer, after which time banks will have one year to implement.

Minimum Total Loss Absorbing Capacity

In November 2014, the FSB proposed standards for the total loss absorbing capacity (TLAC) that G-SIBs would be required to maintain in order to facilitate an orderly resolution in the event of failure. The proposal would require G-SIBs to hold sufficient amounts of qualifying regulatory capital and debt instruments to help ensure continuity of critical functions upon a resolution without imposing losses on taxpayers or threatening financial stability. Under the proposal, a G-SIB would be required to maintain minimum TLAC of 16.0 percent to 20.0 percent of risk-weighted assets, excluding regulatory capital buffers, and at least twice the minimum Basel 3 Tier 1 leverage ratio. The proposal is expected to be revised after the FSB reviews public comments received on the proposal and completes its impact assessment including a quantitative impact study and a market survey. The FSB intends to submit a final proposal to the Group of Twenty (G-20) by the fourth quarter of 2015 in advance of its summit. U.S. banking regulators are expected to propose TLAC rules in 2015 which would be applicable to U.S. banks that have been designated as G-SIBs.

Broker-dealer Regulatory Capital and Securities Regulation

The Corporation's principal U.S. broker-dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the Commodity Futures Trading Commission Regulation 1.17.

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At March 31, 2015, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $10.5 billion and exceeded the minimum requirement of $1.5 billion by $9.0 billion. MLPCC's net capital of $3.3 billion exceeded the minimum requirement of $518 million by $2.7 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At March 31, 2015, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At March 31, 2015, MLI's capital resources were $34.4 billion which exceeded the minimum requirement of $19.7 billion.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the first quarter of 2015 and through April 29, 2015, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements. The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 28, 2018. For more information on the original issuance and exercise price of these warrants, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 20 is a summary of our cash dividend declarations on preferred stock during the first quarter of 2015 and through April 29, 2015. During the first quarter of 2015, we declared $382 million of cash dividends on preferred stock, of which $319 million was paid during the quarter with the remainder paid in April 2015. For more information on preferred stock, including the preferred issuances of Series AA, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 20
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	February 10, 2015	April 10, 2015	April 24, 2015	7.00%	$1.75
		April 16, 2015	July 10, 2015	July 24, 2015	7.00	1.75
Series D (2)	$654	January 9, 2015	February 27, 2015	March 16, 2015	6.204%	$0.38775
		April 13, 2015	May 29, 2015	June 15, 2015	6.204	0.38775
Series E (2)	$317	January 9, 2015	January 30, 2015	February 17, 2015	Floating	$0.25556
		April 13, 2015	April 30, 2015	May 15, 2015	Floating	0.24722
Series F	$141	January 9, 2015	February 27, 2015	March 16, 2015	Floating	$1,000.00
		April 13, 2015	May 29, 2015	June 15, 2015	Floating	1,022.22222
Series G	$493	January 9, 2015	February 27, 2015	March 16, 2015	Adjustable	$1,000.00
		April 13, 2015	May 29, 2015	June 15, 2015	Adjustable	1,022.22222
Series I (2)	$365	January 9, 2015	March 15, 2015	April 1, 2015	6.625%	$0.4140625
		April 13, 2015	June 15, 2015	July 1, 2015	6.625	0.4140625
Series K (3, 4)	$1,544	January 9, 2015	January 15, 2015	January 30, 2015	Fixed-to-floating	$40.00
Series L	$3,080	March 18, 2015	April 1, 2015	April 30, 2015	7.25%	$18.125
Series M (3, 4)	$1,310	April 13, 2015	April 30, 2015	May 15, 2015	Fixed-to-floating	$40.625
Series T	$5,000	February 10, 2015	March 26, 2015	April 10, 2015	6.00%	$1,500.00
		April 16, 2015	June 25, 2015	July 10, 2015	6.00	1,500.00
Series U (3, 4)	$1,000	April 13, 2015	May 15, 2015	June 1, 2015	Fixed-to-floating	$26.00
Series V (3, 4)	$1,500	April 13, 2015	June 1, 2015	June 17, 2015	Fixed-to-floating	$25.625
Series W (2)	$1,100	January 9, 2015	February 15, 2015	March 9, 2015	6.625%	$0.4140625
		April 13, 2015	May 15, 2015	June 9, 2015	6.625	0.4140625
Series X (3, 4)	$2,000	January 9, 2015	February 15, 2015	March 5, 2015	Fixed-to-floating	$31.25
Series Y (2)	$1,100	March 18, 2015	April 1, 2015	April 27, 2015	6.50%	$0.40625
Series Z (4)	$1,400	March 18, 2015	April 1, 2015	April 23, 2015	Fixed-to-floating	$32.50

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Table 20
Preferred Stock Cash Dividend Summary (continued)
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (5)	$98	January 9, 2015	February 15, 2015	February 27, 2015	Floating	$0.18750
		April 13, 2015	May 15, 2015	May 28, 2015	Floating	0.18750
Series 2 (5)	$299	January 9, 2015	February 15, 2015	February 27, 2015	Floating	$0.19167
		April 13, 2015	May 15, 2015	May 28, 2015	Floating	0.18542
Series 3 (5)	$653	January 9, 2015	February 15, 2015	March 2, 2015	6.375%	$0.3984375
		April 13, 2015	May 15, 2015	May 28, 2015	6.375	0.3984375
Series 4 (5)	$210	January 9, 2015	February 15, 2015	February 27, 2015	Floating	$0.25556
		April 13, 2015	May 15, 2015	May 28, 2015	Floating	0.24722
Series 5 (5)	$422	January 9, 2015	February 1, 2015	February 23, 2015	Floating	$0.25556
		April 13, 2015	May 1, 2015	May 21, 2015	Floating	0.24722

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

Liquidity Risk

Funding and Liquidity Risk Management

We define liquidity risk as the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they come due. Our primary liquidity risk management objective is to meet all contractual and contingent financial obligations at all times, including during periods of stress. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain excess liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks.

We define excess liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as those obligations arise. We manage our liquidity position through line of business and asset-liability management activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity risk management within Corporate Treasury enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, see Liquidity Risk – Funding and Liquidity Risk Management on page 65 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, or Global Excess Liquidity Sources, is comprised of assets that are readily available to the parent company and selected subsidiaries, including bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our Global Excess Liquidity Sources are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final LCR rules. For more information on the final rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 58.

Our Global Excess Liquidity Sources were $478 billion and $439 billion at March 31, 2015 and December 31, 2014 and were maintained as presented in Table 21.

Table 21
Global Excess Liquidity Sources
(Dollars in billions)	March 31 2015	December 31 2014	Average for Three Months Ended March 31, 2015
Parent company	$93	$98	$92
Bank subsidiaries	354	306	339
Other regulated entities	31	35	35
Total Global Excess Liquidity Sources	$478	$439	$466

As shown in Table 21, parent company Global Excess Liquidity Sources totaled $93 billion and $98 billion at March 31, 2015 and December 31, 2014. The decrease in parent company liquidity was primarily due to derivative collateral outflows and incentive compensation funding. Typically, parent company excess liquidity is in the form of cash deposited with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $354 billion and $306 billion at March 31, 2015 and December 31, 2014. The increase in bank subsidiaries' liquidity was primarily due to deposit inflows and a shift from less liquid mortgage loans into more liquid securities, partially offset by dividends to the parent company. Global Excess Liquidity Sources at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $190 billion and $214 billion at March 31, 2015 and December 31, 2014. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our other regulated entities, comprised primarily of broker-dealer subsidiaries, totaled $31 billion and $35 billion at March 31, 2015 and December 31, 2014. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 22 presents the composition of Global Excess Liquidity Sources at March 31, 2015 and December 31, 2014.

Table 22
Global Excess Liquidity Sources Composition
(Dollars in billions)	March 31 2015	December 31 2014
Cash on deposit	$122	$97
U.S. Treasury securities	60	74
U.S. agency securities and mortgage-backed securities	274	252
Non-U.S. government and supranational securities	22	16
Total Global Excess Liquidity Sources	$478	$439

Time-to-required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "time-to-required funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our time-to-required funding was 37 months at March 31, 2015. For purposes of calculating time-to-required funding at March 31, 2015, we have included in the amount of unsecured contractual obligations $8.6 billion related to the BNY Mellon Settlement. The BNY Mellon Settlement is subject to final approval and the timing of this payment is not certain. For more information on the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

We also utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. These models are risk sensitive and have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the time-to-required funding analysis. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit rating downgrades for the parent company and our subsidiaries, and are based on historical experience, regulatory guidance, and both expected and unexpected future events.

The types of potential contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals; increased draws on loan commitments, liquidity facilities and letters of credit; additional collateral that counterparties could call if our credit ratings were downgraded; collateral and margin requirements arising from market value changes; and potential liquidity required to maintain businesses and finance customer activities. Changes in certain market factors including, but not limited to, credit rating downgrades, could negatively impact potential contractual and contingent outflows and the related financial instruments, and in some cases these impacts could be material to our financial results.

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

In 2014, the U.S. banking regulators finalized LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. The LCR is calculated as the amount of a financial institution's unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Under the final rule, an initial minimum LCR of 80 percent was required as of January 2015, and will increase thereafter in 10 percentage point increments annually through January 2017. These minimum requirements are applicable to the Corporation on a consolidated basis and to our insured depository institutions. As of March 31, 2015, we estimate the consolidated Corporation was above the 2017 LCR requirements.

In 2014, the Basel Committee issued a final standard for the NSFR, the standard that is intended to reduce funding risk over a longer time horizon. The NSFR is designed to ensure an appropriate amount of stable funding, generally capital and liabilities maturing beyond one year, given the mix of assets and off-balance sheet items. The final standard aligns the NSFR to the LCR and gives more credit to a wider range of funding. The final standard also includes adjustments to the stable funding required for certain types of assets, some of which reduce the stable funding requirement and some of which increase it. Basel Committee standards generally do not apply directly to U.S. financial institutions, but require adoption by U.S. banking regulators. The U.S. banking regulators are expected to propose a similar NSFR regulation applicable to U.S. financial institutions in the near future. We expect to meet the NSFR requirement within the regulatory timeline.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.15 trillion and $1.12 trillion at March 31, 2015 and December 31, 2014. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the Federal Deposit Insurance Corporation. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.

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

During the three months ended March 31, 2015, we issued $9.3 billion of long-term debt, consisting of $4.2 billion for Bank of America Corporation, $3.4 billion for Bank of America, N.A. and $1.7 billion of other debt.

Table 23 presents the carrying value of aggregate annual contractual maturities of long-term debt as of March 31, 2015. During the three months ended March 31, 2015, we had total long-term debt maturities and purchases of $11.7 billion consisting of $7.2 billion for Bank of America Corporation, $2.3 billion for Bank of America, N.A. and $2.2 billion of other debt.

Table 23
Long-term Debt By Maturity
	Remainder of
(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Bank of America Corporation
Senior notes	$11,420	$16,954	$18,463	$19,941	$15,929	$40,547	$123,254
Senior structured notes	3,333	3,290	1,520	1,830	1,389	6,945	18,307
Subordinated notes	1,210	4,992	4,995	2,632	1,473	15,654	30,956
Junior subordinated notes	—	—	—	—	—	7,284	7,284
Total Bank of America Corporation	15,963	25,236	24,978	24,403	18,791	70,430	179,801
Bank of America, N.A.
Senior notes	22	3,057	5,167	1,751	15	106	10,118
Subordinated notes	—	1,066	3,535	—	1	1,756	6,358
Advances from Federal Home Loan Banks	3,003	6,003	10	10	16	139	9,181
Securitizations and other Bank VIEs (1)	1,134	1,290	3,550	1,100	2,450	1,410	10,934
Total Bank of America, N.A.	4,159	11,416	12,262	2,861	2,482	3,411	36,591
Other debt
Senior notes	21	—	1	—	—	—	22
Structured liabilities	1,454	2,328	2,014	1,316	996	7,979	16,087
Junior subordinated notes	—	—	—	—	—	405	405
Nonbank VIEs (1)	5	461	245	92	27	2,178	3,008
Other	202	924	428	32	6	352	1,944
Total other debt	1,682	3,713	2,688	1,440	1,029	10,914	21,466
Total long-term debt	$21,804	$40,365	$39,928	$28,704	$22,302	$84,755	$237,858
(1) Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.

Table 24 presents our long-term debt by major currency at March 31, 2015 and December 31, 2014.

Table 24
Long-term Debt By Major Currency
(Dollars in millions)	March 31 2015	December 31 2014
U.S. Dollar	$190,892	$191,264
Euro	27,773	30,687
British Pound	7,596	7,881
Japanese Yen	4,780	6,058
Australian Dollar	1,990	2,135
Canadian Dollar	1,619	1,779
Swiss Franc	916	897
Other	2,292	2,438
Total long-term debt	$237,858	$243,139

Total long-term debt decreased $5.3 billion, or two percent, during the three months ended March 31, 2015, primarily driven by maturities outpacing new issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 65 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 108.

We may also issue unsecured debt in the form of structured notes for client purposes. During the three months ended March 31, 2015, we issued $872 million of structured notes, a majority of which was issued by Bank of America Corporation. Structured notes are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $34.6 billion and $38.8 billion at March 31, 2015 and December 31, 2014.

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

Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies, and they consider a number of factors, including our own financial strength, performance, prospects and operations, as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time, and they provide no assurances that they will maintain our ratings at current levels.

Other factors that influence our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types, the rating agencies' assessment of the general operating environment for financial services companies, the sovereign credit ratings of the U.S. government, our mortgage exposures (including litigation), our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices, and current or future regulatory and legislative initiatives.

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

On March 17, 2015, Moody's announced several rating actions affecting banks globally following the publication of its new bank rating methodology. As a result, certain ratings of Bank of America have been placed on review for upgrade, including the long-term senior debt and preferred stock ratings of Bank of America Corporation and the long-term senior debt and long-term deposit ratings of Bank of America, N.A. Moody's has indicated that Bank of America Corporation's and Bank of America, N.A.'s long-term senior debt ratings could each increase by one notch to Baa1 and A1, respectively, as a result of this review. The ratings and outlook of the short-term and long-term subordinated debt of Bank of America Corporation and the short-term debt of Bank of America, N.A. remain unchanged. Moody's indicated that it expects to conclude its review in the coming few months.

On December 2, 2014, Standard & Poor's Ratings Services (S&P) affirmed the ratings of Bank of America, and revised the outlook on our core operating subsidiaries, including Bank of America, N.A., MLPF&S and MLI, to stable from negative. The negative outlook on the ratings of Bank of America Corporation reflects S&P's ongoing evaluation of whether to continue to include uplift for extraordinary U.S. government support in the ratings of systematically important BHCs. S&P currently includes two notches of uplift for extraordinary U.S. government support in its senior debt rating for Bank of America Corporation.

On November 25, 2014, Fitch Ratings (Fitch) concluded its periodic review of 12 large, complex securities trading and universal banks, including Bank of America Corporation. As a result of this review, Fitch affirmed all of the Corporation's credit ratings and retained a negative outlook. The negative outlook reflects Fitch's expectation that the probability of the U.S. government providing support to a systemically important financial institution during a crisis is likely to decline due to the orderly liquidation provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Fitch has stated that it is likely to remove its support-driven rating floor of A for systemically important U.S. BHCs during the first half of 2015; such removal would likely result in a one-notch downgrade to Bank of America Corporation's long-term senior debt rating.

Table 25 presents the Corporation's current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 25
Senior Debt Ratings
	Moody's Investors Service			Standard & Poor's			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	Baa2	P-2 (1)	Review for upgrade	A-	A-2	Negative	A	F1	Negative
Bank of America, N.A.	A2	P-1 (1)	Review for upgrade	A	A-1	Stable	A	F1	Negative
Merrill Lynch, Pierce, Fenner & Smith	NR	NR	NR	A	A-1	Stable	A	F1	Negative
Merrill Lynch International	NR	NR	NR	A	A-1	Stable	A	F1	Negative

(1)	The short-term ratings are not on review for upgrade.
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

Table 26 presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2015 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 26
Additional Collateral Required to be Posted Upon Downgrade
	March 31, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,358	$2,714
Bank of America, N.A. and subsidiaries (1)	1,087	1,877

(1)	Included in Bank of America Corporation collateral requirements in this table.

Table 27 presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at March 31, 2015 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Table 27
Derivative Liability Subject to Unilateral Termination Upon Downgrade
	March 31, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$1,364	$4,724
Collateral posted	1,106	3,922

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Stress Modeling on page 58.

For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

Credit Risk Management

Credit quality remained strong in the first quarter of 2015 driven by lower U.S. unemployment as well as our proactive credit risk management activities positively impacting our credit portfolio as nonperforming loans and leases and delinquencies continued to improve. For additional information, see Executive Summary – First-Quarter 2015 Economic and Business Environment on page 4.

We proactively refine our underwriting and credit risk management practices as well as credit standards to meet the changing economic environment. To actively mitigate losses and enhance customer support in our consumer businesses, we have in place collection programs and loan modification and customer assistance infrastructures. We utilize a number of actions to mitigate losses in the commercial businesses including increasing the frequency and intensity of portfolio monitoring, hedging activity and our practice of transferring management of deteriorating commercial exposures to independent special asset officers as credits enter criticized categories.

We have non-U.S. exposure largely in Europe and Asia Pacific. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 96 and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 65, Commercial Portfolio Credit Risk Management on page 85, Non-U.S. Portfolio on page 96, Provision for Credit Losses on page 98, Allowance for Credit Losses on page 98, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

During the three months ended March 31, 2015, we completed approximately 16,400 customer loan modifications with a total unpaid principal balance of approximately $3 billion, including approximately 5,700 permanent modifications, under the U.S. government's Making Home Affordable Program. Of the loan modifications completed during the three months ended March 31, 2015, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, more than half were in the Corporation's held-for-investment (HFI) portfolio. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 82 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. unemployment rate continued during the three months ended March 31, 2015 resulting in improved credit quality and lower credit losses across most major consumer portfolios compared to the same period in 2014. Nearly all consumer loan portfolios 30 days or more past due and all consumer loan portfolios 90 days or more past due declined during the three months ended March 31, 2015 as a result of improved delinquency trends. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered to their 2006 levels.

Improved credit quality and continued loan balance run-off across the consumer portfolio drove a $803 million decrease in the consumer allowance for loan and lease losses during the three months ended March 31, 2015 to $9.2 billion at March 31, 2015. For additional information, see Allowance for Credit Losses on page 98.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 41 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 28 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 28, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 28
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Residential mortgage (1)	$207,925	$216,197	$14,185	$15,152
Home equity	83,571	85,725	5,354	5,617
U.S. credit card	87,288	91,879	n/a	n/a
Non-U.S. credit card	9,660	10,465	n/a	n/a
Direct/Indirect consumer (2)	82,141	80,381	n/a	n/a
Other consumer (3)	1,842	1,846	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	472,427	486,493	19,539	20,769
Loans accounted for under the fair value option (4)	2,055	2,077	n/a	n/a
Total consumer loans and leases	$474,482	$488,570	$19,539	$20,769

(1)	Outstandings include pay option loans of $2.9 billion and $3.2 billion at March 31, 2015 and December 31, 2014. We no longer originate pay option loans.

(2)
Outstandings include auto and specialty lending loans of $38.9 billion and $37.7 billion, unsecured consumer lending loans of $1.3 billion and $1.5 billion, U.S. securities-based lending loans of $36.6 billion and $35.8 billion, non-U.S. consumer loans of $4.0 billion and $4.0 billion, student loans of $611 million and $632 million and other consumer loans of $743 million and $761 million at March 31, 2015 and December 31, 2014.

(3)
Outstandings include consumer finance loans of $646 million and $676 million, consumer leases of $1.1 billion and $1.0 billion and consumer overdrafts of $120 million and $162 million at March 31, 2015 and December 31, 2014.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.9 billion and $1.9 billion and home equity loans of $205 million and $196 million at March 31, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 81 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

Table 29 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 29
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Residential mortgage (1)	$6,421	$6,889	$9,912	$11,407
Home equity	3,759	3,901	—	—
U.S. credit card	n/a	n/a	795	866
Non-U.S. credit card	n/a	n/a	88	95
Direct/Indirect consumer	28	28	51	64
Other consumer	1	1	1	1
Total (2)	$10,209	$10,819	$10,847	$12,433
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	2.16%	2.22%	2.30%	2.56%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	2.58	2.70	0.24	0.26

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2015 and December 31, 2014, residential mortgage included $6.2 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.7 billion and $4.1 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At March 31, 2015 and December 31, 2014, $380 million and $392 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 30 presents net charge-offs and related ratios for consumer loans and leases.

Table 30
Consumer Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)	2015	2014	2015	2014
Residential mortgage	$197	$127	0.37%	0.21%
Home equity	172	302	0.82	1.32
U.S. credit card	621	718	2.84	3.25
Non-U.S. credit card	44	76	1.80	2.66
Direct/Indirect consumer	34	58	0.17	0.29
Other consumer	49	58	10.88	12.07
Total	$1,117	$1,339	0.95	1.04

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio of $188 million and $281 million in residential mortgage and $100 million and $110 million in home equity for the three months ended March 31, 2015 and 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.59 percent and 0.36 percent for residential mortgage, 0.88 percent and 1.42 percent for home equity, and 1.14 percent and 1.31 percent for the total consumer portfolio for the three months ended March 31, 2015 and 2014, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs exclude write-offs in the PCI loan portfolio of $188 million and $281 million in residential mortgage and $100 million and $110 million in home equity for the three months ended March 31, 2015 and 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 0.73 percent and 0.67 percent for residential mortgage and 1.30 percent and 1.81 percent for home equity for the three months ended March 31, 2015 and 2014. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

Table 31 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the consumer real estate portfolio. For more information on the Legacy Assets & Servicing portfolio, see LAS on page 35.

Table 31
Consumer Real Estate Portfolio (1, 2)
	Outstandings		Nonperforming		Net Charge-offs (3)
	March 31 2015	December 31 2014	March 31 2015	December 31 2014	Three Months Ended March 31
(Dollars in millions)					2015	2014
Core portfolio
Residential mortgage	$156,888	$162,220	$2,278	$2,398	$51	$39
Home equity	51,029	51,887	1,473	1,496	51	85
Total Core portfolio	207,917	214,107	3,751	3,894	102	124
Legacy Assets & Servicing portfolio
Residential mortgage	51,037	53,977	4,143	4,491	146	88
Home equity	32,542	33,838	2,286	2,405	121	217
Total Legacy Assets & Servicing portfolio	83,579	87,815	6,429	6,896	267	305
Consumer real estate portfolio
Residential mortgage	207,925	216,197	6,421	6,889	197	127
Home equity	83,571	85,725	3,759	3,901	172	302
Total consumer real estate portfolio	$291,496	$301,922	$10,180	$10,790	$369	$429

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			March 31 2015	December 31 2014	Three Months Ended March 31
					2015	2014
Core portfolio
Residential mortgage			$547	$593	$5	$(44)
Home equity			699	702	48	10
Total Core portfolio			1,246	1,295	53	(34)
Legacy Assets & Servicing portfolio
Residential mortgage			1,879	2,307	(94)	(120)
Home equity			2,125	2,333	13	13
Total Legacy Assets & Servicing portfolio			4,004	4,640	(81)	(107)
Consumer real estate portfolio
Residential mortgage			2,426	2,900	(89)	(164)
Home equity			2,824	3,035	61	23
Total consumer real estate portfolio			$5,250	$5,935	$(28)	$(141)

(1)	Formerly referred to as the home loans portfolio.

(2)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $1.9 billion and $1.9 billion and home equity loans of $205 million and $196 million at March 31, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 81 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(3)
Net charge-offs exclude write-offs in the PCI loan portfolio of $188 million and $281 million in residential mortgage and $100 million and $110 million in home equity for the three months ended March 31, 2015 and 2014, which are included in the Legacy Assets & Servicing portfolio. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 77.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 44 percent of consumer loans and leases at March 31, 2015. Nearly 70 percent of the residential mortgage portfolio is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties. Approximately 25 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages originated for the home purchase and refinancing needs of our wealth management clients and the remaining portion of the portfolio is primarily in Consumer Banking.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $8.3 billion during the three months ended March 31, 2015 due to loan sales including $5.3 billion of loans with standby insurance agreements and $1.0 billion of nonperforming and other delinquent loans, and to a lesser extent, runoff outpacing the retention of new originations. These declines were partially offset by repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

At March 31, 2015 and December 31, 2014, the residential mortgage portfolio included $57.5 billion and $65.0 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements with FNMA and FHLMC. At March 31, 2015 and December 31, 2014, $45.2 billion and $47.8 billion had FHA insurance with the remainder protected by long-term standby agreements. At March 31, 2015 and December 31, 2014, $14.9 billion and $15.9 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

The long-term standby agreements with FNMA and FHLMC reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At March 31, 2015, these programs had the cumulative effect of reducing our risk-weighted assets by $3.7 billion, increasing both our Tier 1 capital ratio and Common equity tier 1 capital ratio by three bps under the Basel 3 Standardized – Transition. This compared to reducing our risk-weighted assets by $5.2 billion, increasing both our Tier 1 capital ratio and Tier 1 Common capital ratio by five bps at December 31, 2014 under Basel 3 Standardized – Transition.

Table 32 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 77.

Table 32
Residential Mortgage – Key Credit Statistics
	Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Outstandings	$207,925	$216,197	$136,229	$136,075
Accruing past due 30 days or more	14,422	16,485	1,679	1,868
Accruing past due 90 days or more	9,912	11,407	—	—
Nonperforming loans	6,421	6,889	6,421	6,889
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100	9%	9%	6%	6%
Refreshed LTV greater than 100	12	12	7	7
Refreshed FICO below 620	16	16	7	8
2006 and 2007 vintages (2)	19	19	21	22

	Three Months Ended March 31
	2015	2014	2015	2014
Net charge-off ratio (3)	0.37%	0.21%	0.59%	0.36%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $1.9 billion of residential mortgage loans accounted for under the fair value option at both March 31, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 81 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
These vintages of loans account for $2.5 billion, or 39 percent, and $2.8 billion, or 41 percent of nonperforming residential mortgage loans at March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015 and 2014, these vintages accounted for $47 million, or 24 percent, and $64 million, or 51 percent of total residential mortgage net charge-offs.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $468 million during the three months ended March 31, 2015 including sales of $371 million, partially offset by a $130 million net increase related to the settlement with the DoJ for those loans that are no longer fully insured. Excluding these items, nonperforming residential mortgage loans decreased as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming residential mortgage loans at March 31, 2015, $2.1 billion, or 33 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $3.1 billion, or 48 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans past due 30 days or more decreased $189 million during the three months ended March 31, 2015.

Net charge-offs increased $70 million to $197 million for the three months ended March 31, 2015, or 0.59 percent of total average residential mortgage loans, compared to net charge-offs of $127 million, or 0.36 percent, for the same period in 2014. The increase in net charge-offs was primarily driven by $185 million of charge-offs related to the consumer relief portion of the settlement with the DoJ, partially offset by recoveries of $40 million related to nonperforming loan sales. Excluding these items, losses declined driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented six percent of the residential mortgage portfolio at both March 31, 2015 and December 31, 2014. Loans with a refreshed LTV greater than 100 percent represented seven percent of the residential mortgage loan portfolio at both March 31, 2015 and December 31, 2014. Of the loans with a refreshed LTV greater than 100 percent, 96 percent were performing at both March 31, 2015 and December 31, 2014. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by subsequent appreciation. Loans to borrowers with refreshed FICO scores below 620 represented seven percent and eight percent of the residential mortgage portfolio at March 31, 2015 and December 31, 2014.

Of the $136.2 billion in total residential mortgage loans outstanding at March 31, 2015, as shown in Table 33, 40 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $12.7 billion, or 23 percent, at March 31, 2015. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2015, $248 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.7 billion, or one percent for the entire residential mortgage portfolio. In addition, at March 31, 2015, $907 million, or seven percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming, of which $462 million were contractually current, compared to $6.4 billion, or five percent for the entire residential mortgage portfolio, of which $2.1 billion were contractually current. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans have yet to enter the amortization period and will not be required to make a fully-amortizing payment until 2016 or later.

Table 33 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both March 31, 2015 and December 31, 2014. For both the three months ended March 31, 2015 and 2014, loans within this MSA contributed net recoveries of $5 million within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstandings at both March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015 and 2014, loans within this MSA contributed net charge-offs of $39 million and $22 million within the residential mortgage portfolio.

Table 33
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2015	December 31 2014	March 31 2015	December 31 2014	Three Months Ended March 31
(Dollars in millions)					2015	2014
California	$45,950	$45,496	$1,328	$1,459	$(9)	$(8)
New York (3)	12,091	11,826	470	477	13	13
Florida (3)	10,119	10,116	799	858	24	5
Texas	6,231	6,635	244	269	5	1
Virginia	4,334	4,402	226	244	7	6
Other U.S./Non-U.S.	57,504	57,600	3,354	3,582	157	110
Residential mortgage loans (4)	$136,229	$136,075	$6,421	$6,889	$197	$127
Fully-insured loan portfolio	57,511	64,970
Purchased credit-impaired residential mortgage loan portfolio	14,185	15,152
Total residential mortgage loan portfolio	$207,925	$216,197

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $1.9 billion of residential mortgage loans accounted for under the fair value option at both March 31, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 81 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $188 million and $281 million of write-offs in the residential mortgage PCI loan portfolio for the three months ended March 31, 2015 and 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $8.8 billion and $9.0 billion at March 31, 2015 and December 31, 2014, or six percent and seven percent of the residential mortgage portfolio. The CRA portfolio included $889 million and $986 million of nonperforming loans at March 31, 2015 and December 31, 2014, representing 14 percent of total nonperforming residential mortgage loans for both periods. Net charge-offs in the CRA portfolio were $34 million for both the three months ended March 31, 2015 and 2014, or 17 percent and 27 percent of total net charge-offs for the residential mortgage portfolio.

Home Equity

At March 31, 2015, the home equity portfolio made up 18 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.

At March 31, 2015, our HELOC portfolio had an outstanding balance of $72.4 billion, or 87 percent of the total home equity portfolio compared to $74.2 billion, or 87 percent, at December 31, 2014. HELOCs generally have an initial draw period of 10 years. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At March 31, 2015, our home equity loan portfolio had an outstanding balance of $9.4 billion, or 11 percent of the total home equity portfolio compared to $9.8 billion, or 11 percent, at December 31, 2014. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $9.4 billion at March 31, 2015, 53 percent have 25- to 30-year terms. At March 31, 2015, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $1.8 billion, or two percent of the total home equity portfolio compared to $1.7 billion, or two percent, at December 31, 2014. We no longer originate reverse mortgages.

At March 31, 2015, approximately 54 percent of the home equity portfolio was included in Consumer Banking, 37 percent was included in LAS and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $2.2 billion during the three months ended March 31, 2015 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at March 31, 2015 and December 31, 2014, $20.7 billion and $20.6 billion, or 25 percent and 24 percent, were in first-lien positions (26 percent for both periods excluding the PCI home equity portfolio). At March 31, 2015, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $14.8 billion, or 19 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $53.4 billion at March 31, 2015 compared to $53.7 billion at December 31, 2014. The decrease was primarily due to customers choosing to close accounts, which more than offset customer paydowns of principal balances, as well as the impact of new production. The HELOC utilization rate was 58 percent at both March 31, 2015 and December 31, 2014.

Table 34 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 77.

Table 34
Home Equity – Key Credit Statistics
	Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Outstandings	$83,571	$85,725	$78,217	$80,108
Accruing past due 30 days or more (2)	654	640	654	640
Nonperforming loans (2)	3,759	3,901	3,759	3,901
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	8%	8%	7%	7%
Refreshed CLTV greater than 100	17	16	15	14
Refreshed FICO below 620	8	8	7	7
2006 and 2007 vintages (3)	45	46	43	43

	Three Months Ended March 31
	2015	2014	2015	2014
Net charge-off ratio (4)	0.82%	1.32%	0.88%	1.42%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. There were $205 million and $196 million of home equity loans accounted for under the fair value option at March 31, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 81 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Accruing past due 30 days or more includes $92 million and $98 million and nonperforming loans includes $491 million and $505 million of loans where we serviced the underlying first-lien at March 31, 2015 and December 31, 2014.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 46 percent and 47 percent of nonperforming home equity loans at March 31, 2015 and December 31, 2014, and 59 percent and 57 percent of net charge-offs for the three months ended March 31, 2015 and 2014.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming outstanding balances in the home equity portfolio decreased $142 million during the three months ended March 31, 2015 as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming home equity portfolio at March 31, 2015, $1.6 billion, or 43 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $1.5 billion, or 39 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Outstanding balances accruing past due 30 days or more increased $14 million during the three months ended March 31, 2015.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At March 31, 2015, we estimate that $1.5 billion of current and $201 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $251 million of these combined amounts, with the remaining $1.5 billion serviced by third parties. Of the $1.7 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $657 million had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $130 million to $172 million for the three months ended March 31, 2015, or 0.88 percent of the total average home equity portfolio, compared to $302 million, or 1.42 percent for the same period in 2014. This decrease in net charge-offs for the three-month period was primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy, partially offset by $45 million of charge-offs related to the consumer relief portion of the settlement with the DoJ. The net charge-off ratios were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTVs) comprised seven percent of the home equity portfolio at both March 31, 2015 and December 31, 2014. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 15 percent and 14 percent of the home equity portfolio at March 31, 2015 and December 31, 2014. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration since 2006, partially mitigated by subsequent appreciation, has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 97 percent of the customers were current on their home equity loan and 93 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at March 31, 2015. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented seven percent of the home equity portfolio at both March 31, 2015 and December 31, 2014.

Of the $78.2 billion in total home equity portfolio outstandings at March 31, 2015, as shown in Table 35, 74 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $6.2 billion, or nine percent of total HELOCs at March 31, 2015. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2015, $152 million, or two percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $599 million, or one percent for the entire HELOC portfolio. In addition, at March 31, 2015, $937 million, or 15 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $421 million were contractually current, compared to $3.4 billion, or five percent for the entire HELOC portfolio, of which $1.4 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 75 percent of these loans have yet to enter the amortization period and will not be required to make a fully-amortizing payment until 2016 or later. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended March 31, 2015, approximately 52 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 35 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015 and 2014, loans within this MSA contributed 11 percent and 14 percent of net charge-offs within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both March 31, 2015 and December 31, 2014. For three months ended March 31, 2015 and 2014, loans within this MSA contributed five percent and seven percent of net charge-offs within the home equity portfolio.

Table 35
Home Equity State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2015	December 31 2014	March 31 2015	December 31 2014	Three Months Ended March 31
(Dollars in millions)					2015	2014
California	$22,652	$23,250	$993	$1,012	$24	$58
Florida (3)	9,383	9,633	569	574	30	47
New Jersey (3)	5,814	5,883	283	299	13	22
New York (3)	5,594	5,671	366	387	12	27
Massachusetts	3,578	3,655	138	148	5	8
Other U.S./Non-U.S.	31,196	32,016	1,410	1,481	88	140
Home equity loans (4)	$78,217	$80,108	$3,759	$3,901	$172	$302
Purchased credit-impaired home equity portfolio	5,354	5,617
Total home equity loan portfolio	$83,571	$85,725

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $205 million and $196 million of home equity loans accounted for under the fair value option at March 31, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 81 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $100 million and $110 million of write-offs in the home equity PCI loan portfolio for the three months ended March 31, 2015 and 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

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

Table 36
Purchased Credit-impaired Loan Portfolio
	March 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$14,636	$14,185	$679	$13,506	92.28%
Home equity	5,418	5,354	635	4,719	87.10
Total purchased credit-impaired loan portfolio	$20,054	$19,539	$1,314	$18,225	90.88

	December 31, 2014
Residential mortgage	$15,726	$15,152	$880	$14,272	90.75%
Home equity	5,605	5,617	772	4,845	86.44
Total purchased credit-impaired loan portfolio	$21,331	$20,769	$1,652	$19,117	89.62

The total PCI unpaid principal balance decreased $1.3 billion, or six percent, during the three months ended March 31, 2015 primarily driven by sales, payoffs, paydowns and write-offs. During the three months ended March 31, 2015, we sold PCI loans with a carrying value of $586 million compared to sales of $454 million for the same period in 2014.

Of the unpaid principal balance of $20.1 billion at March 31, 2015, $16.7 billion, or 83 percent, was current based on the contractual terms, $1.4 billion, or seven percent, was in early stage delinquency, and $1.5 billion was 180 days or more past due, including $1.5 billion of first-lien mortgages and $95 million of home equity loans.

During the three months ended March 31, 2015, we recorded a provision benefit of $50 million for the PCI loan portfolio including $13 million for residential mortgage and $37 million for home equity. This compared to no provision expense for the three months ended March 31, 2014. The provision benefit for the three months ended March 31, 2015 was primarily driven by improved macro-economic conditions.

The PCI valuation allowance declined $338 million during the three months ended March 31, 2015 due to write-offs in the PCI loan portfolio of $188 million in residential mortgage and $100 million in home equity, and a provision benefit of $50 million.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 73 percent of the total PCI loan portfolio at March 31, 2015. Those loans to borrowers with a refreshed FICO score below 620 represented 38 percent of the PCI residential mortgage loan portfolio at March 31, 2015. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 36 percent of the PCI residential mortgage loan portfolio and 46 percent based on the unpaid principal balance at March 31, 2015. Table 37 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 37
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	March 31 2015	December 31 2014
California	$6,534	$6,885
Florida (1)	1,170	1,289
Virginia	615	640
Maryland	549	602
Texas	292	318
Other U.S./Non-U.S.	5,025	5,418
Total	$14,185	$15,152

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

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

At March 31, 2015, the unpaid principal balance of pay option loans, which include pay option ARMs and payment advantage ARMs, was $3.0 billion, with a carrying value of $2.9 billion, including $2.5 billion of loans that were credit-impaired upon acquisition and, accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $834 million, including $49 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, one percent at both March 31, 2015 and December 31, 2014 elected to make only the minimum payment on pay option loans. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at March 31, 2015 that have not already experienced a payment reset, two percent are expected to reset before 2016, 43 percent are expected to reset in 2016 and 18 percent are expected to reset thereafter. In addition, seven percent are expected to prepay and approximately 30 percent are expected to default prior to being reset, most of which were severely delinquent as of March 31, 2015. We no longer originate pay option loans.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 27 percent of the total PCI loan portfolio at March 31, 2015. Those loans with a refreshed FICO score below 620 represented 15 percent of the PCI home equity portfolio at March 31, 2015. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 65 percent of the PCI home equity portfolio and 70 percent based on the unpaid principal balance at March 31, 2015. Table 38 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 38
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	March 31 2015	December 31 2014
California	$1,572	$1,646
Florida (1)	297	313
Virginia	254	265
Arizona	181	188
Colorado	140	151
Other U.S./Non-U.S.	2,910	3,054
Total	$5,354	$5,617

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

At March 31, 2015, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $4.6 billion during the three months ended March 31, 2015 due to a seasonal decline in retail transaction volume. Net charge-offs decreased $97 million to $621 million during the three months ended March 31, 2015 compared to the same period in 2014 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $120 million while loans 90 days or more past due and still accruing interest decreased $71 million during the three months ended March 31, 2015 as a result of the factors mentioned above that contributed to lower net charge-offs.

Table 39 presents certain key credit statistics for the U.S. credit card portfolio.

Table 39
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2015	December 31 2014
Outstandings	$87,288	$91,879
Accruing past due 30 days or more	1,581	1,701
Accruing past due 90 days or more	795	866

	Three Months Ended March 31
	2015	2014
Net charge-offs	$621	$718
Net charge-off ratios (1)	2.84%	3.25%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $312.9 billion and $305.9 billion at March 31, 2015 and December 31, 2014. The $7.0 billion increase was driven by a seasonal decrease in line utilization due to lower transaction volumes and closures of inactive accounts.

Table 40 presents certain state concentrations for the U.S. credit card portfolio.

Table 40
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2015	December 31 2014	March 31 2015	December 31 2014	Three Months Ended March 31
(Dollars in millions)					2015	2014
California	$13,096	$13,682	$118	$127	$94	$114
Florida	7,210	7,530	78	89	67	76
Texas	6,318	6,586	53	58	41	49
New York	5,381	5,655	58	59	42	46
New Jersey	3,745	3,943	36	40	27	31
Other U.S.	51,538	54,483	452	493	350	402
Total U.S. credit card portfolio	$87,288	$91,879	$795	$866	$621	$718

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $805 million during the three months ended March 31, 2015 due to weakening of the British Pound against the U.S. Dollar and a seasonal decline in retail transaction volume. For the three months ended March 31, 2015, net charge-offs decreased $32 million to $44 million compared to the same period in 2014 due to improvement in delinquencies as a result of higher credit quality originations and an improved economic environment, as well as increased recoveries from the sale of previously charged-off loans.

Unused lines of credit for non-U.S. credit card totaled $27.0 billion and $28.2 billion at March 31, 2015 and December 31, 2014. The $1.2 billion decrease was driven by weakening of the British Pound against the U.S. Dollar.

Table 41 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 41
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2015	December 31 2014
Outstandings	$9,660	$10,465
Accruing past due 30 days or more	168	183
Accruing past due 90 days or more	88	95

	Three Months Ended March 31
	2015	2014
Net charge-offs	$44	$76
Net charge-off ratios (1)	1.80%	2.66%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At March 31, 2015, approximately 50 percent of the direct/indirect portfolio was included in GWIM (principally securities-based lending loans), 49 percent was included in Consumer Banking (consumer auto and specialty lending (formerly referred to as dealer financial services) – automotive, marine, aircraft, recreational vehicle loans, and consumer personal loans) and the remainder was primarily student loans in All Other.

Outstandings in the direct/indirect portfolio increased $1.8 billion during the three months ended March 31, 2015 as a bulk auto loan purchase and growth in the securities-based lending portfolio were partially offset by lower outstandings in the unsecured consumer lending portfolio.

For the three months ended March 31, 2015, net charge-offs decreased $24 million to $34 million, or 0.17 percent of total average direct/indirect loans, compared to $58 million, 0.29 percent for the same period in 2014. This decrease in net charge-offs was primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.

Direct/indirect loans that were past due 90 days or more and still accruing interest declined $13 million to $51 million during the three months ended March 31, 2015 due to decreases in the unsecured consumer lending, and auto and specialty lending portfolios.

Table 42 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 42
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2015	December 31 2014	March 31 2015	December 31 2014	Three Months Ended March 31
(Dollars in millions)					2015	2014
California	$10,058	$9,770	$4	$5	$3	$5
Florida	8,163	7,930	4	5	4	8
Texas	7,913	7,741	4	5	4	6
New York	4,585	4,458	2	2	1	4
New Jersey	2,649	2,625	1	2	1	2
Other U.S./Non-U.S.	48,773	47,857	36	45	21	33
Total direct/indirect loan portfolio	$82,141	$80,381	$51	$64	$34	$58

Other Consumer

At March 31, 2015, approximately 58 percent of the $1.8 billion other consumer portfolio were consumer auto leases included in Consumer Banking. The remainder is primarily associated with certain consumer finance businesses that we previously exited.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option totaled $2.1 billion at March 31, 2015 and were comprised of residential mortgage loans that were previously classified as held-for-sale, residential mortgage loans held in consolidated variable interest entities (VIEs) and repurchased home equity loans. The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans continue to be measured at fair value after the reclassification. During the three months ended March 31, 2015, we recorded net gains of $3 million resulting from changes in the fair value of these loans, including losses of $3 million on loans held in consolidated VIEs that were offset by gains recorded on related long-term debt.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 43 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2015 and 2014. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. During three months ended March 31, 2015, nonperforming consumer loans declined $610 million to $10.2 billion and included the impact of sales of $371 million, partially offset by a net increase of $85 million related to the impact of the consumer relief portion of the settlement with the DoJ for those loans that are no longer fully insured. Excluding these, nonperforming loans declined as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status outpaced new inflows.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At March 31, 2015, $5.2 billion, or 48 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $4.5 billion of nonperforming loans 180 days or more past due and $632 million of foreclosed properties. In addition, at March 31, 2015, $3.8 billion, or 37 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties increased $2 million during the three months ended March 31, 2015 as additions outpaced liquidations. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $20 million during the three months ended March 31, 2015. Not included in foreclosed properties at March 31, 2015 was $1.2 billion of real estate that was acquired upon foreclosure of certain delinquent government-guaranteed loans (principally FHA-insured loans). We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 44.

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

Table 43
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Nonperforming loans and leases, January 1	$10,819	$15,840
Additions to nonperforming loans and leases:
New nonperforming loans and leases	1,469	2,027
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(253)	(468)
Sales	(371)	—
Returns to performing status (2)	(867)	(800)
Charge-offs	(460)	(583)
Transfers to foreclosed properties (3)	(128)	(172)
Total net additions (reductions) to nonperforming loans and leases	(610)	4
Total nonperforming loans and leases, March 31 (4)	10,209	15,844
Foreclosed properties, January 1	630	533
Additions to foreclosed properties:
New foreclosed properties (3)	196	186
Reductions to foreclosed properties:
Sales	(168)	(159)
Write-downs	(26)	(22)
Total net additions to foreclosed properties	2	5
Total foreclosed properties, March 31 (5)	632	538
Nonperforming consumer loans, leases and foreclosed properties, March 31	$10,841	$16,382
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	2.16%	3.06%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	2.29	3.16

(1)
Balances do not include nonperforming LHFS of $10 million and $33 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $86 million and $257 million at March 31, 2015 and 2014 as well as loans accruing past due 90 days or more as presented in Table 29 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At March 31, 2015, 45 percent of nonperforming loans were 180 days or more past due.

(5)
Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured loans, that entered foreclosure of $1.2 billion and $1.1 billion at March 31, 2015 and 2014.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 43 are net of $32 million and $45 million of charge-offs for the three months ended March 31, 2015 and 2014, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2015 and December 31, 2014, $657 million and $800 million of such junior-lien home equity loans were included in nonperforming loans and leases. This decline was driven by overall portfolio improvement as well as $45 million of charge-offs related to the consumer relief portion of the settlement with the DoJ.

Table 44 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 43.

Table 44
Consumer Real Estate Troubled Debt Restructurings
	March 31, 2015			December 31, 2014
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$22,554	$4,400	$18,154	$23,270	$4,529	$18,741
Home equity (3)	2,437	1,592	845	2,358	1,595	763
Total consumer real estate troubled debt restructurings	$24,991	$5,992	$18,999	$25,628	$6,124	$19,504

(1)
Residential mortgage TDRs deemed collateral dependent totaled $6.0 billion and $5.8 billion, and included $3.6 billion and $3.6 billion of loans classified as nonperforming and $2.4 billion and $2.2 billion of loans classified as performing at March 31, 2015 and December 31, 2014.

(2)	Residential mortgage performing TDRs included $11.3 billion and $11.9 billion of loans that were fully-insured at March 31, 2015 and December 31, 2014.

(3)
Home equity TDRs deemed collateral dependent totaled $1.6 billion and $1.6 billion, and included $1.4 billion and $1.4 billion of loans classified as nonperforming and $240 million and $178 million of loans classified as performing at March 31, 2015 and December 31, 2014.

In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer's interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In all cases, the customer's available line of credit is canceled.

Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 43 as substantially all of the loans remain on accrual status until either charged off or paid in full. At March 31, 2015 and December 31, 2014, our renegotiated TDR portfolio was $1.0 billion and $1.1 billion, of which $818 million and $907 million were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 49, 54 and 59 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Commercial Credit Portfolio

As compared to 2014, during the three months ended March 31, 2015 credit quality among large corporate borrowers continued to improve despite some headwinds related to credit spreads and flat equity markets. Commercial real estate borrowers also showed improved credit quality as property valuations continue to increase and vacancy rates remain low. There were decreases in the credit quality of certain borrowers impacted by the sustained drop in oil prices.

Outstanding commercial loans and leases increased $10.7 billion during the three months ended March 31, 2015, primarily in U.S. commercial and non-U.S. commercial. Nonperforming loans and leases decreased $117 million during the three months ended March 31, 2015. As a percentage of outstanding loans and leases, nonperforming commercial loans and leases decreased during the three months ended March 31, 2015 to 0.25 percent from 0.28 percent (0.25 percent from 0.29 percent excluding loans accounted for under the fair value option) at December 31, 2014. Reservable criticized balances increased $733 million during the three months ended March 31, 2015 as a result of downgrades outpacing paydowns and upgrades. The allowance for loan and lease losses for the commercial portfolio increased $60 million to $4.5 billion at March 31, 2015 compared to December 31, 2014 driven by loan growth and an increase in reservable criticized balances. For additional information, see Allowance for Credit Losses on page 98.

Table 45 presents our commercial loans and leases portfolio, and related credit quality information at March 31, 2015 and December 31, 2014.

Table 45
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014
U.S. commercial	$225,081	$220,293	$680	$701	$22	$110
Commercial real estate (1)	49,446	47,682	132	321	25	3
Commercial lease financing	24,468	24,866	16	3	9	41
Non-U.S. commercial	84,842	80,083	79	1	—	—
	383,837	372,924	907	1,026	56	154
U.S. small business commercial (2)	13,226	13,293	89	87	65	67
Commercial loans excluding loans accounted for under the fair value option	397,063	386,217	996	1,113	121	221
Loans accounted for under the fair value option (3)	6,411	6,604	—	—	—	—
Total commercial loans and leases	$403,474	$392,821	$996	$1,113	$121	$221

(1)	Includes U.S. commercial real estate loans of $46.7 billion and $45.2 billion and non-U.S. commercial real estate loans of $2.8 billion and $2.5 billion at March 31, 2015 and December 31, 2014.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.0 billion and $1.9 billion and non-U.S. commercial loans of $4.5 billion and $4.7 billion at March 31, 2015 and December 31, 2014. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 46 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2015 and 2014. The increase in net charge-offs for the three months ended March 31, 2015 compared to the same period in 2014 was primarily related to a net recovery in commercial real estate in the prior-year period.

Table 46
Commercial Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2015	2014	2015	2014
U.S. commercial	$7	$5	0.01%	0.01%
Commercial real estate	5	(37)	0.04	(0.31)
Commercial lease financing	5	(2)	0.09	(0.04)
Non-U.S. commercial	(2)	19	(0.01)	0.09
	15	(15)	0.02	(0.02)
U.S. small business commercial	62	64	1.90	1.95
Total commercial	$77	$49	0.08	0.05

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

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

Total commercial utilized credit exposure increased $15.9 billion during the three months ended March 31, 2015 primarily driven by loans and leases, and derivative assets, partially offset by decreases in LHFS, and debt securities and other investments. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances, in the aggregate, was 57 percent at both March 31, 2015 and December 31, 2014.

Table 47
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Loans and leases	$403,474	$392,821	$323,946	$317,258	$727,420	$710,079
Derivative assets (4)	61,331	52,682	—	—	61,331	52,682
Standby letters of credit and financial guarantees	32,649	33,550	660	745	33,309	34,295
Debt securities and other investments	16,388	17,301	5,972	5,315	22,360	22,616
Loans held-for-sale	5,491	7,036	1,816	2,315	7,307	9,351
Commercial letters of credit	1,872	2,037	142	126	2,014	2,163
Bankers' acceptances	199	255	—	—	199	255
Foreclosed properties and other	1,125	960	—	—	1,125	960
Total	$522,529	$506,642	$332,536	$325,759	$855,065	$832,401

(1)
Total commercial utilized exposure includes loans of $6.4 billion and $6.6 billion and issued letters of credit accounted for under the fair value option with a notional amount of $469 million and $535 million at March 31, 2015 and December 31, 2014.

(2)	Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $8.4 billion and $9.4 billion at March 31, 2015 and December 31, 2014.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $52.7 billion and $47.3 billion at March 31, 2015 and December 31, 2014. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $21.8 billion and $23.8 billion which consists primarily of other marketable securities.

Table 48 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure increased $733 million, or six percent, during the three months ended March 31, 2015 driven by downgrades outpacing paydowns and upgrades. Approximately 87 percent of commercial utilized reservable criticized exposure was secured at both March 31, 2015 and December 31, 2014.

Table 48
Commercial Utilized Reservable Criticized Exposure
	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$8,422	3.34%	$7,597	3.07%
Commercial real estate	854	1.67	1,108	2.24
Commercial lease financing	1,067	4.36	1,034	4.16
Non-U.S. commercial	1,085	1.20	887	1.03
	11,428	2.73	10,626	2.60
U.S. small business commercial	875	6.62	944	7.10
Total commercial utilized reservable criticized exposure	$12,303	2.85	$11,570	2.74

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $10.9 billion and $10.2 billion and commercial letters of credit of $1.3 billion and $1.3 billion at March 31, 2015 and December 31, 2014.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At March 31, 2015, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 16 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $4.8 billion, or two percent, during the three months ended March 31, 2015 due to growth across all of the commercial businesses. Nonperforming loans and leases decreased $21 million, or three percent, during the three months ended March 31, 2015. Net charge-offs increased $2 million to $7 million for the three months ended March 31, 2015 compared to the same period in 2014.

Commercial Real Estate

Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 22 percent of the commercial real estate loans and leases portfolio at March 31, 2015 and December 31, 2014. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $1.8 billion, or four percent, during the three months ended March 31, 2015 due to new originations primarily in major metropolitan markets.

For the three months ended March 31, 2015, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties increased $8 million, or two percent, and reservable criticized balances decreased $254 million, or 23 percent, during the three months ended March 31, 2015. Net charge-offs were $5 million for the three months ended March 31, 2015 compared to a net recovery of $37 million for the same period in 2014.

Table 49 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 49
Outstanding Commercial Real Estate Loans
(Dollars in millions)	March 31 2015	December 31 2014
By Geographic Region
California	$10,213	$10,352
Northeast	9,249	8,781
Southwest	6,888	6,570
Southeast	5,849	5,495
Midwest	2,748	2,867
Florida	2,718	2,520
Illinois	2,371	2,785
Northwest	2,256	2,151
Midsouth	1,750	1,724
Non-U.S.	2,795	2,494
Other (1)	2,609	1,943
Total outstanding commercial real estate loans	$49,446	$47,682
By Property Type
Non-residential
Office	$13,637	$13,306
Multi-family rental	8,349	8,382
Shopping centers/retail	8,160	7,969
Industrial/warehouse	5,262	4,550
Hotels/motels	3,855	3,578
Multi-use	1,678	1,943
Land and land development	528	490
Other	6,163	5,754
Total non-residential	47,632	45,972
Residential	1,814	1,710
Total outstanding commercial real estate loans	$49,446	$47,682

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

Table 50
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Non-residential
Office	$145	$177	$91	$235
Multi-family rental	21	21	135	125
Shopping centers/retail	44	46	320	350
Industrial/warehouse	70	42	30	67
Hotels/motels	19	3	20	26
Multi-use	19	11	61	55
Land and land development	48	51	28	63
Other	10	15	144	159
Total non-residential	376	366	829	1,080
Residential	20	22	25	28
Total commercial real estate	$396	$388	$854	$1,108

(1)	Includes commercial foreclosed properties of $264 million and $67 million at March 31, 2015 and December 31, 2014.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 51
Commercial Real Estate Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2015	2014	2015	2014
Non-residential
Office	$4	$(1)	0.12%	(0.04)%
Multi-family rental	—	(5)	—	(0.21)
Shopping centers/retail	—	2	—	0.12
Industrial/warehouse	(2)	(3)	(0.17)	(0.23)
Hotels/motels	5	—	0.58	—
Multi-use	(1)	(9)	(0.24)	(1.87)
Land and land development	—	1	—	0.29
Other	(1)	(22)	(0.08)	(1.43)
Total non-residential	5	(37)	0.04	(0.32)
Residential	—	—	—	—
Total commercial real estate	$5	$(37)	0.04	(0.31)

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At March 31, 2015, total committed non-residential exposure was $69.2 billion compared to $67.7 billion at December 31, 2014, of which $47.6 billion and $46.0 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties increased $10 million, or three percent, to $376 million at March 31, 2015 compared to $366 million at December 31, 2014, which represented 0.79 percent of total non-residential loans and foreclosed properties for both periods. The increase in nonperforming loans and foreclosed properties in the non-residential portfolio was primarily in the industrial/warehouse and hotel/motels property types, largely offset by the office property type. Non-residential utilized reservable criticized exposure decreased $251 million, or 23 percent, to $829 million at March 31, 2015 compared to $1.1 billion at December 31, 2014, which represented 1.69 percent and 2.27 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net charge-offs were $5 million for the three months ended March 31, 2015 compared to a net recovery of $37 million for the same period in 2014.

At March 31, 2015, total committed residential exposure was $3.7 billion compared to $3.6 billion at December 31, 2014, of which $1.8 billion and $1.7 billion were funded secured loans at March 31, 2015 and December 31, 2014. Residential nonperforming loans and foreclosed properties decreased $2 million, or nine percent, and residential utilized reservable criticized exposure decreased $3 million, or 11 percent during the three months ended March 31, 2015. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 1.08 percent and 1.31 percent at March 31, 2015 compared to 1.28 percent and 1.51 percent at December 31, 2014.

At March 31, 2015 and December 31, 2014, the commercial real estate loan portfolio included $7.0 billion and $6.7 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $102 million and $164 million, and nonperforming construction and land development loans and foreclosed properties totaled $55 million and $80 million at March 31, 2015 and December 31, 2014. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At March 31, 2015, 76 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 24 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $4.8 billion during the three months ended March 31, 2015 primarily due to growth in securitization finance on consumer loans and increased corporate demand. We had a net recovery of $2 million for the three months ended March 31, 2015 compared to net charge-offs of $19 million for the same period in 2014. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 96.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 44 percent and 43 percent of the U.S. small business commercial portfolio at March 31, 2015 and December 31, 2014. Net charge-offs decreased $2 million to $62 million for the three months ended March 31, 2015 compared to the same period in 2014. Of the U.S. small business commercial net charge-offs, 77 percent were credit card-related products for the three months ended March 31, 2015 compared to 80 percent for the same period in 2014.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is held primarily in Global Markets and Global Banking. Outstanding commercial loans accounted for under the fair value option decreased $193 million to an aggregate fair value of $6.4 billion at March 31, 2015 compared to December 31, 2014 primarily due to decreased corporate borrowings under bank credit facilities. We recorded net losses of $97 million during the three months ended March 31, 2015 compared to net gains of $17 million for the same period in 2014 from changes in the fair value of this loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $329 million and $405 million at March 31, 2015 and December 31, 2014, which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $8.9 billion and $9.9 billion at March 31, 2015 and December 31, 2014. We recorded net gains of $118 million during the three months ended March 31, 2015 compared to $9 million for the same period in 2014 from changes in the fair value of commitments and letters of credit. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 52 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2015 and 2014. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2015, nonperforming commercial loans and leases decreased $117 million to $996 million driven by transfers to foreclosed properties, paydowns and charge-offs outpacing new nonperforming loans. Transfers to foreclosed properties of $205 million were largely related to one client relationship. Approximately 96 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 52 percent were contractually current. Commercial nonperforming loans were carried at approximately 79 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 52
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Nonperforming loans and leases, January 1	$1,113	$1,309
Additions to nonperforming loans and leases:
New nonperforming loans and leases	287	262
Advances	2	8
Reductions to nonperforming loans and leases:
Paydowns	(110)	(171)
Sales	(16)	(27)
Returns to performing status (3)	(24)	(63)
Charge-offs	(51)	(50)
Transfers to foreclosed properties (4)	(205)	(3)
Total net reductions to nonperforming loans and leases	(117)	(44)
Total nonperforming loans and leases, March 31	996	1,265
Foreclosed properties, January 1	67	90
Additions to foreclosed properties:
New foreclosed properties (4)	200	2
Reductions to foreclosed properties:
Sales	(2)	(5)
Write-downs	(1)	(2)
Total net additions (reductions) to foreclosed properties	197	(5)
Total foreclosed properties, March 31	264	85
Nonperforming commercial loans, leases and foreclosed properties, March 31	$1,260	$1,350
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.25%	0.33%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.32	0.35

(1)	Balances do not include nonperforming LHFS of $334 million and $259 million at March 31, 2015 and 2014.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 53
Commercial Troubled Debt Restructurings
	March 31, 2015			December 31, 2014
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,104	$352	$752	$1,096	$308	$788
Commercial real estate	235	44	191	456	234	222
Non-U.S. commercial	51	8	43	43	—	43
U.S. small business commercial	29	—	29	35	—	35
Total commercial troubled debt restructurings	$1,419	$404	$1,015	$1,630	$542	$1,088

Industry Concentrations

Table 54 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure increased $22.7 billion, or three percent, during the three months to March 31, 2015 to $855.1 billion. Increases in commercial committed exposure were concentrated in diversified financials, banking, pharmaceuticals and biotechnology, and real estate, partially offset by lower exposure to healthcare equipment and services, and energy.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The Management Risk Committee (MRC) oversees industry limit governance.

Diversified financials, our largest industry concentration with committed exposure of $111.3 billion, increased $7.8 billion, or eight percent, during the three months ended March 31, 2015. The increase was driven by growth in loan and loan equivalent exposure to asset managers and capital markets.

Real estate, our second largest industry concentration with committed exposure of $78.4 billion, increased $2.2 billion, or three percent, during the three months ended March 31, 2015. The increase was primarily due to new originations and renewals outpacing paydowns and sales. Real estate construction and land development exposure represented 13 percent of the total real estate industry committed exposure at both March 31, 2015 and December 31, 2014. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 87.

The following changes in our industry concentrations occurred during the three months ended March 31, 2015. Committed exposure to healthcare equipment and services industry decreased $3.4 billion, or seven percent, primarily driven by repayment of bridge financing for acquisitions. Banking committed exposure increased $3.4 billion, or seven percent, primarily reflecting growth in mortgage banking exposure driven by increases in residential and commercial mortgage origination volume. Pharmaceuticals and biotechnology committed exposure increased $3.3 billion, or 25 percent, primarily reflecting a bridge commitment for an acquisition. Energy committed exposure decreased $2.3 billion, or five percent, primarily due to repayment of bridge financing.

Our committed state and municipal exposure of $39.4 billion at March 31, 2015 consisted of $32.3 billion of commercial utilized exposure (including $19.1 billion of funded loans, $6.4 billion of SBLCs and $2.6 billion of derivative assets) and $7.1 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 54. With the U.S. economy gradually strengthening, most state and local governments are experiencing improved fiscal circumstances and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 54
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Diversified financials	$65,579	$63,306	$111,306	$103,528
Real estate (2)	57,930	53,834	78,357	76,153
Retailing	34,612	33,683	58,701	58,043
Capital goods	29,254	29,028	54,171	54,653
Banking	46,539	42,330	51,732	48,353
Government and public education	42,894	42,095	51,066	49,937
Healthcare equipment and services	31,636	32,923	49,022	52,450
Materials	24,586	23,664	46,503	45,821
Energy	22,174	23,830	45,416	47,667
Food, beverage and tobacco	17,100	16,131	35,083	34,465
Consumer services	21,987	21,657	34,094	33,269
Commercial services and supplies	18,473	17,997	30,623	30,451
Utilities	10,559	9,399	25,679	25,235
Transportation	18,050	17,538	25,655	24,541
Media	11,615	11,128	21,596	21,502
Individuals and trusts	16,723	16,749	21,568	21,195
Pharmaceuticals and biotechnology	5,956	5,707	16,800	13,493
Software and services	5,542	5,927	15,052	14,071
Technology hardware and equipment	5,158	5,489	14,125	12,350
Consumer durables and apparel	6,457	6,111	10,827	10,613
Automobiles and components	5,203	4,114	10,479	9,683
Telecommunication services	3,991	3,814	10,407	9,295
Insurance, including monolines	4,758	5,204	10,402	11,252
Food and staples retailing	3,812	3,848	7,482	7,418
Religious and social organizations	4,692	4,881	6,215	6,548
Other	7,249	6,255	12,704	10,415
Total commercial credit exposure by industry	$522,529	$506,642	$855,065	$832,401
Net credit default protection purchased on total commitments (3)			$(6,720)	$(7,302)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 94.

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At March 31, 2015 and December 31, 2014, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $6.7 billion and $7.3 billion. We recorded net losses of $71 million for the three months ended March 31, 2015 compared to net losses of $29 million for the same period in 2014 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 62. For additional information, see Trading Risk Management on page 103.

Tables 55 and 56 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2015 and December 31, 2014.

Table 55
Net Credit Default Protection by Maturity
	March 31 2015	December 31 2014
Less than or equal to one year	40%	43%
Greater than one year and less than or equal to five years	58	55
Greater than five years	2	2
Total net credit default protection	100%	100%

Table 56
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	March 31, 2015		December 31, 2014
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
A	$(1,363)	20.3%	$(1,310)	17.9%
BBB	(3,603)	53.6	(4,207)	57.6
BB	(1,011)	15.0	(1,001)	13.7
B	(569)	8.5	(643)	8.8
CCC and below	(168)	2.5	(131)	1.8
NR (4)	(6)	0.1	(10)	0.2
Total net credit default protection	$(6,720)	100.0%	$(7,302)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative trades in the OTC market with large, multinational financial institutions, including broker-dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade, depending on the ultimate rating level, or a breach of credit covenants would typically require an increase in the amount of collateral required by the counterparty, where applicable, and/or allow us to take additional protective measures such as early termination of all trades.

Table 57 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with the counterparty. For more information on our written credit derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 57 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 2 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 57
Credit Derivatives
	March 31, 2015		December 31, 2014
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,054,657	$3,925	$1,094,796	$3,833
Total return swaps/other	43,763	138	44,333	510
Total purchased credit derivatives	$1,098,420	$4,063	$1,139,129	$4,343
Written credit derivatives:
Credit default swaps	$1,032,418	n/a	$1,073,101	n/a
Total return swaps/other	61,834	n/a	61,031	n/a
Total written credit derivatives	$1,094,252	n/a	$1,134,132	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 58. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.

Table 58
Credit Valuation Gains and Losses
Gains (Losses)	Three Months Ended March 31
	2015			2014
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$8	$116	$124	$52	$(12)	$40

Non-U.S. Portfolio

Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. Management oversight of country risk, including cross-border risk, is the responsibility of a subcommittee of the MRC. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance, rather than through country risk governance.

Table 59 presents our 20 largest non-U.S. country exposures at March 31, 2015. These exposures accounted for 87 percent of our total non-U.S. exposure at March 31, 2015 and 88 percent at December 31, 2014. Net country exposure for these 20 countries increased $1.5 billion from December 31, 2014 driven by higher derivatives exposure in the United Kingdom, Brazil and Germany, and reductions in hedges in the United Kingdom, France, Spain and Japan. These increases were partially offset by reductions in funded and unfunded loans and loan equivalents exposure in Germany, Japan, France, China and Russia, and decreases in securities exposure in the United Kingdom, Italy and Taiwan.

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

Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with credit default swaps (CDS), and secured financing transactions. Derivatives exposures are presented net of collateral, which is predominantly cash, pledged under legally enforceable master netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral.

Securities and other investments are carried at fair value and long securities exposures are netted against short exposures with the same underlying issuer to, but not below, zero (i.e., negative issuer exposures are reported as zero). Other investments include our GPI portfolio and strategic investments.

Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold. We hedge certain of our country exposures with credit default protection primarily in the form of single-name, as well as indexed and tranched CDS. The exposures associated with these hedges represent the amount that would be realized upon the isolated default of an individual issuer in the relevant country assuming a zero recovery rate for that individual issuer, and are calculated based on the CDS notional amount adjusted for any fair value receivable or payable. Changes in the assumption of an isolated default can produce different results in a particular tranche.

Table 59
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2015	Hedges and Credit Default Protection	Net Country Exposure at March 31 2015	Increase (Decrease) from December 31 2014
United Kingdom	$24,140	$10,921	$8,414	$6,134	$49,609	$(3,285)	$46,324	$777
Canada	6,139	6,922	2,007	4,307	19,375	(1,798)	17,577	(963)
Brazil	10,400	777	1,198	4,437	16,812	(330)	16,482	1,498
Japan	11,068	482	4,127	1,546	17,223	(929)	16,294	(440)
Germany	4,902	4,788	4,159	4,996	18,845	(3,435)	15,410	2,851
India	6,496	369	247	4,622	11,734	(292)	11,442	856
China	9,698	600	795	1,242	12,335	(912)	11,423	(869)
France	2,590	4,956	1,370	4,625	13,541	(3,501)	10,040	(398)
Netherlands	3,076	3,808	1,320	1,556	9,760	(1,145)	8,615	480
Hong Kong	6,037	380	1,009	719	8,145	(13)	8,132	(476)
South Korea	3,607	1,081	956	2,596	8,240	(670)	7,570	1,121
Australia	3,415	1,598	809	2,070	7,892	(675)	7,217	(456)
Switzerland	2,933	3,402	1,084	707	8,126	(999)	7,127	596
Italy	3,151	930	2,430	501	7,012	(2,672)	4,340	(1,059)
Singapore	2,207	215	780	959	4,161	(55)	4,106	102
Spain	2,202	827	222	1,280	4,531	(546)	3,985	369
Mexico	3,032	256	198	644	4,130	(336)	3,794	(477)
Russia	3,648	83	353	100	4,184	(1,360)	2,824	(785)
Turkey	2,602	130	24	54	2,810	(141)	2,669	181
Taiwan	2,078	20	245	112	2,455	(2)	2,453	(1,412)
Total top 20 non-U.S. countries exposure	$113,421	$42,545	$31,747	$43,207	$230,920	$(23,096)	$207,824	$1,496
Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. The Russian economy continues to slow due to the negative impacts of weak oil prices, ongoing economic sanctions and high interest rates resulting from Russian central bank actions taken to counter ruble depreciation. Net exposure to Russia was reduced to $2.8 billion at March 31, 2015, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine was minimal. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. Geopolitical and economic conditions remain fluid with potential for further escalation of tensions, increased severity of sanctions against Russian interests, sustained low oil prices and rating agency downgrades.

Certain European countries, including Italy, Spain, Ireland, Greece and Portugal, have experienced varying degrees of financial stress in recent years. While market conditions have improved in Europe, policymakers continue to address fundamental challenges of competitiveness, growth, deflation and high unemployment. A return of political stress or financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Net exposure at March 31, 2015 to Italy and Spain was $4.3 billion and $4.0 billion as presented in Table 59. Net exposure at March 31, 2015 for Ireland, Greece and Portugal was $1.7 billion, $386 million and $168 million, respectively. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Provision for Credit Losses

The provision for credit losses decreased $244 million to $765 million for the three months ended March 31, 2015 compared to the same period in 2014. The provision for credit losses was $429 million lower than net charge-offs for the three months ended March 31, 2015, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $379 million in the allowance for credit losses for the three months ended March 31, 2014. We expect reserve releases to be lower than the first quarter for the remaining quarters of 2015.

The provision for credit losses for the consumer portfolio decreased $31 million to $619 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily due to improvement in the credit card portfolios primarily driven by lower unemployment levels as well as a provision benefit of $50 million related to the PCI loan portfolio for the three months ended March 31, 2015 compared to no provision for the same period in 2014. These were partially offset by a slower pace of credit quality improvement in the consumer real estate portfolio.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $213 million to $146 million for the three months ended March 31, 2015 compared to the same period in 2014, primarily in the U.S. commercial portfolio.

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

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of March 31, 2015, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios compared to December 31, 2014.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of March 31, 2015, the allowance increased for the U.S. commercial, commercial real estate and non-U.S. commercial portfolios compared to December 31, 2014.

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

During the three months ended March 31, 2015, the factors that impacted the allowance for loan and lease losses included overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and labor markets are modest growth in consumer spending, improvements in unemployment levels and a decrease in the absolute level and our share of national consumer bankruptcy filings. In addition to these improvements, returns to performing status, charge-offs, sales, paydowns and transfers to foreclosed properties continued to outpace new nonaccrual loans.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 61, was $9.2 billion at March 31, 2015, a decrease of $803 million from December 31, 2014. The decrease was primarily in the residential mortgage and home equity portfolios due to improved residential mortgage delinquencies, a decrease in consumer loan balances, as well as the utilization of reserves built as a part of the settlement with the DoJ. Further, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking was primarily due to improvement in delinquencies and more generally in unemployment levels. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.6 billion at March 31, 2015 from $1.7 billion (to 1.81 percent from 1.85 percent of outstanding U.S. credit card loans) at December 31, 2014, and accruing loans 90 days or more past due decreased to $795 million at March 31, 2015 from $866 million (to 0.91 percent from 0.94 percent of outstanding U.S. credit card loans) at December 31, 2014. See Tables 29, 30, 39 and 41 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 61, was $4.5 billion at March 31, 2015, an increase of $60 million from December 31, 2014. The commercial utilized reservable criticized exposure increased to $12.3 billion at March 31, 2015 from $11.6 billion (to 2.85 percent from 2.74 percent of total commercial utilized reservable exposure) at December 31, 2014. Nonperforming commercial loans decreased to $996 million at March 31, 2015 from $1.1 billion (to 0.25 percent from 0.29 percent of outstanding commercial loans) at December 31, 2014. Commercial loans and leases outstanding increased to $403.5 billion at March 31, 2015 from $392.8 billion at December 31, 2014. See Tables 45, 46 and 48 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.57 percent at March 31, 2015 compared to 1.65 percent at December 31, 2014. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions, write-offs in the PCI loan portfolio and utilization of reserves related to the settlement with the DoJ. The March 31, 2015 and December 31, 2014 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.45 percent at March 31, 2015 compared to 1.50 percent at December 31, 2014.

Table 60 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three months ended March 31, 2015 and 2014.

Table 60
Allowance for Credit Losses
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Allowance for loan and lease losses, January 1	$14,419	$17,428
Loans and leases charged off
Residential mortgage	(300)	(202)
Home equity	(252)	(394)
U.S. credit card	(729)	(826)
Non-U.S. credit card	(70)	(98)
Direct/Indirect consumer	(106)	(135)
Other consumer	(59)	(69)
Total consumer charge-offs	(1,516)	(1,724)
U.S. commercial (1)	(109)	(116)
Commercial real estate	(13)	(7)
Commercial lease financing	(7)	(1)
Non-U.S. commercial	—	(20)
Total commercial charge-offs	(129)	(144)
Total loans and leases charged off	(1,645)	(1,868)
Recoveries of loans and leases previously charged off
Residential mortgage	103	75
Home equity	80	92
U.S. credit card	108	108
Non-U.S. credit card	26	22
Direct/Indirect consumer	72	77
Other consumer	10	11
Total consumer recoveries	399	385
U.S. commercial (2)	40	47
Commercial real estate	8	44
Commercial lease financing	2	3
Non-U.S. commercial	2	1
Total commercial recoveries	52	95
Total recoveries of loans and leases previously charged off	451	480
Net charge-offs	(1,194)	(1,388)
Write-offs of PCI loans	(288)	(391)
Provision for loan and lease losses	756	984
Other (3)	(17)	(15)
Allowance for loan and lease losses, March 31	13,676	16,618
Reserve for unfunded lending commitments, January 1	528	484
Provision for unfunded lending commitments	9	25
Reserve for unfunded lending commitments, March 31	537	509
Allowance for credit losses, March 31	$14,213	$17,127

(1)	Includes U.S. small business commercial charge-offs of $78 million and $79 million for the three months ended March 31, 2015 and 2014.

(2)	Includes U.S. small business commercial recoveries of $16 million and $15 million for the three months ended March 31, 2015 and 2014.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

Table 60
Allowance for Credit Losses (continued)
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Loan and allowance ratios:
Loans and leases outstanding at March 31 (4)	$869,490	$905,154
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	1.57%	1.84%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (5)	1.94	2.38
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (6)	1.13	1.11
Average loans and leases outstanding (4)	$863,536	$909,265
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 7)	0.56%	0.62%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.70	0.79
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 8)	122	97
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs (7)	2.82	2.95
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs and PCI write-offs	2.28	2.30
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (9)	$5,492	$7,143
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4, 9)	73%	55%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	1.45%	1.65%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (5)	1.74	2.07
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.57	0.64
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 8)	110	85
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	2.55	2.58

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.5 billion and $11.1 billion at March 31, 2015 and 2014. Average loans accounted for under the fair value option were $8.9 billion and $10.2 billion for the three months ended March 31, 2015 and 2014.

(5)	Excludes consumer loans accounted for under the fair value option of $2.1 billion at both March 31, 2015 and 2014.

(6)	Excludes commercial loans accounted for under the fair value option of $6.4 billion and $8.9 billion at March 31, 2015 and 2014.

(7)
Net charge-offs exclude $288 million and $391 million of write-offs in the PCI loan portfolio for the three months ended March 31, 2015 and 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 77.

(8)	For more information on our definition of nonperforming loans, see pages 82 and 91.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(10)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 61 presents our allocation by product type.

Table 61
Allocation of the Allowance for Credit Losses by Product Type
	March 31, 2015			December 31, 2014
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$2,426	17.74%	1.17%	$2,900	20.11%	1.34%
Home equity	2,824	20.65	3.38	3,035	21.05	3.54
U.S. credit card	3,252	23.78	3.73	3,320	23.03	3.61
Non-U.S. credit card	343	2.51	3.55	369	2.56	3.53
Direct/Indirect consumer	282	2.06	0.34	299	2.07	0.37
Other consumer	52	0.38	2.79	59	0.41	3.15
Total consumer	9,179	67.12	1.94	9,982	69.23	2.05
U.S. commercial (2)	2,633	19.25	1.11	2,619	18.16	1.12
Commercial real estate	1,031	7.54	2.09	1,016	7.05	2.13
Commercial lease financing	150	1.10	0.61	153	1.06	0.62
Non-U.S. commercial	683	4.99	0.80	649	4.50	0.81
Total commercial (3)	4,497	32.88	1.13	4,437	30.77	1.15
Allowance for loan and lease losses (4)	13,676	100.00%	1.57	14,419	100.00%	1.65
Reserve for unfunded lending commitments	537			528
Allowance for credit losses	$14,213			$14,947

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.9 billion at both March 31, 2015 and December 31, 2014 and home equity loans of $205 million and $196 million at March 31, 2015 and December 31, 2014. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.0 billion and $1.9 billion and non-U.S. commercial loans of $4.5 billion and $4.7 billion at March 31, 2015 and December 31, 2014.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $533 million and $536 million at March 31, 2015 and December 31, 2014.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $155 million and $159 million at March 31, 2015 and December 31, 2014.

(4)	Includes $1.3 billion and $1.7 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at March 31, 2015 and December 31, 2014.

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

The reserve for unfunded lending commitments was $537 million at March 31, 2015, an increase of $9 million from December 31, 2014.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 108.

Our traditional banking loan and deposit products are non-trading positions and are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, these positions are still subject to changes in economic value based on varying market conditions, with one of the primary risks being changes in the levels of interest rates. The risk of adverse changes in the economic value of our non-trading positions arising from changes in interest rates is managed through our ALM activities. We have elected to account for certain assets and liabilities under the fair value option.

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

A subcommittee has been designated by the MRC as the primary risk governance authority for Global Markets (Global Markets, or GM subcommittee). The GM subcommittee's focus is to take a forward-looking view of the primary credit, market and operational risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy.

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

Quantitative risk models, such as VaR, are an essential component in evaluating the market risks within a portfolio. A subcommittee of the MRC is responsible for providing management oversight and approval of model risk management and governance (Risk Management, or RM subcommittee). The RM subcommittee defines model risk standards, consistent with the Corporation's risk framework and risk appetite, prevailing regulatory guidance and industry best practice. Models must meet certain validation criteria, including effective challenge of the model development process and a sufficient demonstration of developmental evidence incorporating a comparison of alternative theories and approaches. The RM subcommittee ensures model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation. In addition, the relevant stakeholders must agree on any required actions or restrictions to the models and maintain a stringent monitoring process to ensure continued compliance.

For more information on the fair value of certain financial assets and liabilities, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. For more information on our market risk management process, see page 99 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

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

VaR is a common statistic used to measure market risk as it allows the aggregation of market risk factors, including the effects of portfolio diversification. A VaR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss a portfolio is not expected to exceed more than a certain number of times per period, based on a specified holding period, confidence level and window of historical data. We use one VaR model consistently across the trading portfolios and it uses a historical simulation approach based on a three-year window of historical data. Our primary VaR statistic is equivalent to a 99 percent confidence level. This means that for a VaR with a one-day holding period, there should not be losses in excess of VaR, on average, 99 out of 100 trading days.

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

Global Markets Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate management committees.

Trading limits on quantitative risk measures, including VaR, are monitored on a daily basis. These trading limits are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure they remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to ensure extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually and the MRC has given authority to the GM subcommittee to approve changes to trading limits throughout the year. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation's Risk Appetite Statement. These risk appetite limits are monitored on a daily basis and are approved at least annually by the ERC and the Board.

In periods of market stress, the GM subcommittee members communicate daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk.

Table 62 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. In addition, Table 62 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation's total market-based portfolio VaR. Additionally, market risk VaR for trading activities as presented in Table 62 differs from VaR used for regulatory capital calculations due to the holding period used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.

The total market-based portfolio VaR results in Table 62 include market risk from all business segments to which the Corporation is exposed. The majority of this portfolio is within the Global Markets segment.

Table 62 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014 using a 99 percent confidence level.

Table 62
Market Risk VaR for Trading Activities
	Three Months Ended
	March 31, 2015				December 31, 2014				March 31, 2014
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$10	$10	$17	$6	$13	$12	$22	$8	$20	$18	$24	$13
Interest rate	32	30	42	22	24	27	49	21	43	35	49	19
Credit	44	41	46	37	43	39	43	32	45	62	71	45
Equity	10	13	22	9	16	19	32	11	15	17	24	11
Commodity	6	6	8	5	8	8	9	6	7	7	9	6
Portfolio diversification	(40)	(46)	—	—	(56)	(60)	—	—	(84)	(77)	—	—
Total covered positions trading portfolio	62	54	66	40	48	45	64	34	46	62	86	45
Impact from less liquid exposures	9	8	—	—	7	6	—	—	3	9	—	—
Total market-based trading portfolio	71	62	74	52	55	51	67	38	49	71	101	48
Fair value option loans	28	31	36	26	35	31	40	22	30	32	38	27
Fair value option hedges	14	17	22	11	21	16	23	8	12	14	17	11
Fair value option portfolio diversification	(27)	(31)	—	—	(37)	(29)	—	—	(21)	(23)	—	—
Total fair value option portfolio	15	17	19	15	19	18	19	15	21	23	28	21
Portfolio diversification	(8)	(8)	—	—	(7)	(10)	—	—	(11)	(10)	—	—
Total market-based portfolio	$78	$71	$85	$60	$67	$59	$73	$46	$59	$84	$120	$56

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR increased for the three months ended March 31, 2015 compared to the three months ended December 31, 2014 primarily due to a reduction in portfolio diversification largely driven by changes in the equity risk profile as well as increased credit risk in order to facilitate client transactions.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data in Table 62.

Additional VaR statistics produced within the Corporation's single VaR model are provided in Table 63 at the same level of detail as in Table 62. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 63 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014.

Table 63
Average Market Risk VaR for Trading Activities – 99 Percent and 95 Percent VaR Statistics
	Three Months Ended
	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$10	$6	$12	$7	$18	$11
Interest rate	30	20	27	17	35	21
Credit	41	22	39	20	62	33
Equity	13	7	19	10	17	9
Commodity	6	4	8	4	7	4
Portfolio diversification	(46)	(31)	(60)	(36)	(77)	(46)
Total covered positions trading portfolio	54	28	45	22	62	32
Impact from less liquid exposures	8	2	6	2	9	5
Total market-based trading portfolio	62	30	51	24	71	37
Fair value option loans	31	18	31	17	32	14
Fair value option hedges	17	11	16	11	14	9
Fair value option portfolio diversification	(31)	(19)	(29)	(19)	(23)	(12)
Total fair value option portfolio	17	10	18	9	23	11
Portfolio diversification	(8)	(7)	(10)	(7)	(10)	(7)
Total market-based portfolio	$71	$33	$59	$26	$84	$41

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

We conduct daily backtesting on our portfolios, ranging from the total market-based portfolio to individual trading areas. Additionally, we conduct daily backtesting on the VaR results used for regulatory capital calculations as well as the VaR results for key legal entities, regions and risk factors. These results are reported to senior market risk management. Senior management regularly reviews and evaluates the results of these tests.

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

During the three months ended March 31, 2015, there were no days in which there was a backtesting excess for our total market-based portfolio, utilizing a one-day holding period. There were no backtesting excesses for the VaR results used for regulatory capital calculations, utilizing a one-day holding period.

Total Trading-related Revenue

Total trading-related revenue, excluding brokerage fees, represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenues by business are monitored and the primary drivers of these are reviewed. When it is deemed material, an explanation of these revenues is provided to the GM subcommittee.

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2015 compared to the three months ended December 31, 2014. During the three months ended March 31, 2015, positive trading-related revenue was recorded for 97 percent of the trading days, of which 86 percent were daily trading gains of over $25 million and the largest loss was $3 million. This compares to the three months ended December 31, 2014, where positive trading-related revenue was recorded for 86 percent of the trading days, of which 55 percent were daily trading gains of over $25 million and the largest loss was $17 million.

Histogram of Daily Trading-related Revenue
35
30
25
20
15
10
5
0
Number of Days
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended December 31, 2014
Three Months Ended March 31, 2015

Trading Portfolio Stress Testing

Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in value of our trading portfolio that may result from abnormal market movements.

A set of scenarios, categorized as either historical or hypothetical, are computed daily for the overall trading portfolio and individual businesses. These scenarios include shocks to underlying market risk factors that may be well beyond the shocks found in the historical data used to calculate VaR. Historical scenarios simulate the impact of the market moves that occurred during a period of extended historical market stress. Generally, a 10-business day window or longer representing the most severe point during a crisis is selected for each historical scenario. Hypothetical scenarios provide simulations of the estimated portfolio impact from potential future market stress events. Scenarios are reviewed and updated in response to changing positions and new economic or political information. In addition, new or ad hoc scenarios are developed to address specific potential market events or particular vulnerabilities in the portfolio. The stress tests are reviewed on a regular basis and the results are presented to senior management.

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 46.

Interest Rate Risk Management for Nontrading Activities

The following discussion presents net interest income excluding the impact of trading-related activities.

Interest rate risk represents the most significant market risk exposure to our non-trading balance sheet. Interest rate risk is measured as the potential change in net interest income caused by movements in market interest rates. Client-facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet.

We prepare forward-looking forecasts of net interest income. The baseline forecast takes into consideration expected future business growth, ALM positioning and the direction of interest rate movements as implied by the market-based forward curve. We then measure and evaluate the impact that alternative interest rate scenarios have on the baseline forecast in order to assess interest rate sensitivity under varied conditions. The net interest income forecast is frequently updated for changing assumptions and differing outlooks based on economic trends, market conditions and business strategies. Thus, we continually monitor our balance sheet position in order to maintain an acceptable level of exposure to interest rate changes.

The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics. Our overall goal is to manage interest rate risk so that movements in interest rates do not significantly adversely affect earnings and capital.

Table 64 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2015 and December 31, 2014.

Table 64
Forward Rates
	March 31, 2015			December 31, 2014
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.27%	2.02%	0.25%	0.26%	2.28%
12-month forward rates	0.75	0.83	2.26	0.75	0.91	2.55

Table 65 shows the pretax dollar impact to forecasted net interest income over the next 12 months from March 31, 2015 and December 31, 2014, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For more information on net interest income excluding the impact of trading-related activities, see page 17.

The asset sensitivity of our balance sheet increased in the quarter primarily due to the low rate environment. We continue to be asset sensitive to both a parallel move in interest rates and a long-end led steepening of the yield curve. Additionally, rising interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near term adverse impact to accumulated OCI and Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the phase-in provisions of Basel 3 including accumulated OCI, see Capital Management – Regulatory Capital on page 47.

Table 65
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	March 31 2015	December 31 2014
Parallel shifts
+100 bps instantaneous shift	+100	+100	$4,551	$3,685
-50 bps instantaneous shift	-50	-50	(3,478)	(3,043)
Flatteners
Short-end instantaneous change	+100	—	2,219	1,966
Long-end instantaneous change	—	-50	(2,105)	(1,772)
Steepeners
Short-end instantaneous change	-50	—	(1,361)	(1,261)
Long-end instantaneous change	—	+100	2,422	1,782

The sensitivity analysis in Table 65 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 65 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the Corporation's benefit in those scenarios.

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and U.S. Treasury securities. As part of the ALM positioning, we use derivatives to hedge interest rate and duration risk. At March 31, 2015 and December 31, 2014, our debt securities portfolio had a carrying value of $384.0 billion and $380.5 billion.

During the three months ended March 31, 2015 and 2014, we purchased debt securities of $55.7 billion and $65.1 billion, sold $38.5 billion and $30.7 billion, and had maturities and received paydowns of $19.4 billion and $19.2 billion, respectively. We also exchanged $5.2 billion of loans supported by long-term standby agreements with FNMA into debt securities guaranteed by FNMA. We realized $268 million and $377 million in net gains on sales of AFS debt securities.

At March 31, 2015, accumulated OCI included after-tax net unrealized gains of $2.7 billion on AFS debt securities and after-tax net unrealized gains of $36 million on AFS marketable equity securities compared to after-tax net unrealized losses of $2.0 billion and $12 million at March 31, 2014. For more information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pretax net amounts in accumulated OCI related to AFS debt securities increased $2.1 billion during the three months ended March 31, 2015 to a $4.3 billion net unrealized gain primarily due to the impact of interest rates. For more information on our securities portfolio, see Note 3 – Securities to the Consolidated Financial Statements.

Residential Mortgage Portfolio

At March 31, 2015 and December 31, 2014, our residential mortgage portfolio was $207.9 billion and $216.2 billion excluding $1.9 billion of consumer residential mortgage loans accounted for under the fair value option at each period end. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 81. The $8.3 billion decrease in the three months ended March 31, 2015 was primarily due to loan sales including $5.3 billion of loans with standby insurance agreements and $1.0 billion of nonperforming and other delinquent loans, and to a lesser extent, runoff outpacing the retention of new originations. These declines were partially offset by repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

During the three months ended March 31, 2015, Consumer Banking and GWIM originated $8.1 billion of first-lien mortgages that we retained compared to $4.6 billion in the same period in 2014. We received paydowns of $10.0 billion compared to $9.0 billion in the same period in 2014. We repurchased $1.1 billion of loans pursuant to our servicing agreements with GNMA and redelivered $548 million, primarily FHA-insured loans, compared to repurchases of $1.3 billion and redeliveries of $1.4 billion in the same period in 2014. Sales of loans, excluding redelivered FHA-insured loans, were $6.3 billion compared to $740 million in the same period in 2014. Gains recognized on the sales of residential mortgages were $233 million compared to $12 million in the same period in 2014.

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

Changes to the composition of our derivatives portfolio during the three months ended March 31, 2015 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 66 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at March 31, 2015 and December 31, 2014. These amounts do not include derivative hedges on our MSRs.

Table 66
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			March 31, 2015
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$8,866								5.53
Notional amount		$116,407	$10,156	$15,339	$21,453	$17,049	$10,233	$42,177
Weighted-average fixed-rate		3.30%	3.32%	3.12%	3.64%	3.78%	2.37%	3.23%
Pay-fixed interest rate swaps (1, 2)	(1,209)								8.73
Notional amount		$14,668	$520	$1,025	$1,527	$2,908	$425	$8,263
Weighted-average fixed-rate		2.40%	2.30%	1.65%	1.84%	1.62%	1.78%	2.91%
Same-currency basis swaps (3)	(79)
Notional amount		$84,783	$9,563	$15,691	$20,810	$11,026	$6,789	$20,904
Foreign exchange basis swaps (2, 4, 5)	(4,097)
Notional amount		152,635	17,870	24,948	27,067	13,720	11,986	57,044
Option products (6)	5
Notional amount (7)		942	928	—	—	—	—	14
Foreign exchange contracts (2, 5, 8)	3,187
Notional amount (7)		(20,707)	(26,554)	(2,438)	5,324	(2,270)	2,113	3,118
Futures and forward rate contracts	(118)
Notional amount (7)		(14,943)	(14,943)	—	—	—	—	—
Net ALM contracts	$6,555

			December 31, 2014
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$7,626								4.34
Notional amount		$113,766	$11,785	$15,339	$21,453	$15,299	$10,233	$39,657
Weighted-average fixed-rate		2.98%	3.56%	3.12%	3.64%	4.07%	0.49%	2.63%
Pay-fixed interest rate swaps (1, 2)	(829)								8.05
Notional amount		$14,668	$520	$1,025	$1,527	$2,908	$425	$8,263
Weighted-average fixed-rate		2.27%	2.30%	1.65%	1.84%	1.62%	0.09%	2.77%
Same-currency basis swaps (3)	(74)
Notional amount		$94,413	$18,881	$15,691	$21,068	$11,026	$6,787	$20,960
Foreign exchange basis swaps (2, 4, 5)	(2,352)
Notional amount		161,196	27,629	26,118	27,026	14,255	12,359	53,809
Option products (6)	11
Notional amount (7)		980	964	—	—	—	—	16
Foreign exchange contracts (2, 5, 8)	3,700
Notional amount (7)		(22,572)	(29,931)	(2,036)	6,134	(2,335)	2,359	3,237
Futures and forward rate contracts	(129)
Notional amount (7)		(14,949)	(14,949)	—	—	—	—	—
Net ALM contracts	$7,953

(1)
There were no forward starting receive-fixed interest rate swap positions at both March 31, 2015 and December 31, 2014. There were no forward starting pay-fixed swap positions at both March 31, 2015 and December 31, 2014.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At March 31, 2015 and December 31, 2014, the notional amount of same-currency basis swaps was comprised of $84.8 billion and $94.4 billion in both foreign currency and U.S. Dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $942 million at March 31, 2015 was comprised of $928 million in foreign exchange options and $14 million in purchased caps/floors. Option products of $980 million at December 31, 2014 were comprised of $974 million in foreign exchange options, $16 million in purchased caps/floors and $(10) million in swaptions.

(7)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(8)
The notional amount of foreign exchange contracts of $(20.7) billion at March 31, 2015 was comprised of $19.3 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(34.2) billion in net foreign currency forward rate contracts, $(7.5) billion in foreign currency-denominated pay-fixed swaps and $1.7 billion in net foreign currency futures contracts. Foreign exchange contracts of $(22.6) billion at December 31, 2014 were comprised of $21.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(36.4) billion in net foreign currency forward rate contracts, $(8.3) billion in foreign currency-denominated pay-fixed swaps and $1.1 billion in foreign currency futures contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $2.6 billion and $2.7 billion, on a pretax basis, at March 31, 2015 and December 31, 2014. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at March 31, 2015, the pretax net losses are expected to be reclassified into earnings as follows: $863 million, or 33 percent, within the next year, 43 percent in years two through five, and 16 percent in years six through ten, with the remaining eight percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. Dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at March 31, 2015.

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

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. Typically, an increase in mortgage rates will lead to an increase in the value of the MSRs driven by lower prepayment expectations. This increase in value from increases in mortgage rates is opposite of, and therefore offsets, the risk described for IRLCs and LHFS. Previously we hedged MSRs separately from the IRLCs and first mortgage LHFS assets. Because the interest rate risks of these two hedged items offset, we combined them into one overall hedged item with one combined economic hedge portfolio.

Interest rate and certain market risks of IRLCs and residential mortgage LHFS are economically hedged in combination with MSRs. To hedge these combined assets, we use certain derivatives such as interest rate options, interest rate swaps, forward sale commitments, eurodollar and U.S. Treasury futures, and mortgage TBAs, as well as other securities including agency MBS, principal-only and interest-only MBS and U.S. Treasury securities. For the three months ended March 31, 2015, we recorded in mortgage banking income gains of $242 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs and loan basis compared to gains of $317 million for the same period in 2014. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Banking on page 23.

Compliance Risk Management

Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation in the event of the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations, related self-regulatory organization standards and codes of conduct (collectively, applicable laws, rules and regulations). Global Compliance independently assesses compliance risk, and evaluates adherence to applicable laws, rules and regulations, including identifying compliance issues and risks, performing monitoring and testing, and reporting on the state of compliance activities across the Corporation. Additionally, Global Compliance works with Front Line Units (FLUs) and control functions so that day-to-day activities operate in a compliant manner. For more information on FLUs and control functions, see page 55 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

The Corporation's approach to the management of compliance risk is further described in the Global Compliance Policy, which outlines the requirements of the Corporation's global compliance program, and defines roles and responsibilities related to the implementation, execution and management of the compliance program by Global Compliance. The requirements work together to drive a comprehensive risk-based approach for the proactive identification, management and escalation of compliance risks throughout the Corporation.

The Global Compliance Policy sets the requirements for reporting compliance risk information to executive management as well as the Board or appropriate Board-level committees with an outline for conducting objective oversight of the Corporation's compliance risk management activities. The Board provides oversight of compliance risks through its Audit Committee and ERC.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. Effects may extend beyond financial losses and may result in reputational risk impacts. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital estimate under the Advanced approaches. For more information on Basel 3 Advanced approaches, see Capital Management – Advanced Approaches on page 49.

We approach operational risk management from two perspectives within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the business and control function levels to address operational risk in revenue producing and non-revenue producing units. The Operational Risk Management Program addresses the overarching processes for identifying, measuring, monitoring and controlling operational risk, and reporting operational risk information to management and the Board. A sound internal governance structure enhances the effectiveness of the Corporation's Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the ERC, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation's overall risk governance framework and practices. Of these, the MRC oversees the Corporation's policies and processes for sound operational risk management. The MRC also serves as an escalation point for critical operational risk matters within the Corporation. The MRC reports operational risk activities to the ERC. The independent operational risk management teams oversee the businesses and control functions to monitor adherence to the Operational Risk Management Program and advise and challenge operational risk exposures.

Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, enterprise-wide policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to businesses, control functions, senior management, governance committees, and the ERC and the Board.

The businesses and control functions are responsible for assessing, monitoring and managing all the risks within their units, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and Risk and Control Self Assessments (RCSAs), operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, monitor and control risk in each business and control function. Examples of these include personnel management practices; data reconciliation processes; fraud management units; cybersecurity controls, processes and systems; transaction processing, monitoring and analysis; business recovery planning; and new product introduction processes. The business and control functions are also responsible for consistently implementing and monitoring adherence to corporate practices.

Business and control function management uses the enterprise RCSA process to capture the identification and assessment of operational risk exposures and evaluate the status of risk and control issues including mitigation plans, as appropriate. The goals of this process are to assess changing market and business conditions, evaluate key risks impacting each business and control function, and assess the controls in place to mitigate the risks. Key operational risk indicators have been developed and are used to assist in identifying trends and issues on an enterprise, business and control function level. Independent review and challenge to the Corporation's overall operational risk management framework is performed by the Corporate Operational Risk Program Adherence Team and reported through the operational risk governance committees and management routines.

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

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.

The more judgmental estimates impacting results for the three months ended March 31, 2015 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

For additional information, see Complex Accounting Estimates on page 109 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We classify the fair values of financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option to the Consolidated Financial Statements, and Complex Accounting Estimates on page 109 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Level 3 Assets and Liabilities

Financial assets and liabilities where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include certain loans, MBS, ABS, collateralized debt obligations, CLOs and structured liabilities, as well as highly structured, complex or long-dated derivative contracts, private equity investments and consumer MSRs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.

Table 67
Recurring Level 3 Asset and Liability Summary
	March 31, 2015			December 31, 2014
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$5,714	26.47%	0.27%	$6,259	28.12%	0.30%
Derivative assets	7,450	34.51	0.35	6,851	30.77	0.33
AFS debt securities	1,684	7.80	0.08	2,555	11.48	0.12
Mortgage servicing rights	3,394	15.72	0.16	3,530	15.86	0.17
All other Level 3 assets at fair value	3,344	15.50	0.15	3,067	13.77	0.14
Total Level 3 assets at fair value (1)	$21,586	100.00%	1.01%	$22,262	100.00%	1.06%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$8,531	74.81%	0.45%	$7,771	76.34%	0.42%
Long-term debt	2,806	24.61	0.15	2,362	23.20	0.13
All other Level 3 liabilities at fair value	66	0.58	—	46	0.46	—
Total Level 3 liabilities at fair value (1)	$11,403	100.00%	0.60%	$10,179	100.00%	0.55%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to our derivative positions.

Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three months ended March 31, 2015, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

Goodwill and Intangible Assets

Effective January 1, 2015, the Corporation realigned its reporting segments. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for additional information. As part of the realignment, the Corporation moved a portion of the Business Banking business, including $1.6 billion of goodwill, from the former Consumer & Business Banking segment to Global Banking. This business constitutes a new reporting unit, Business Banking Regions, within the Global Banking segment. The remaining portion of the Business Banking business will be evaluated with Deposits as a single reporting unit within Consumer Banking. Prior periods were reclassified to conform to current period presentation. The realignment triggered a test for goodwill impairment, which was performed both immediately before and after the realignment. In performing the goodwill impairment test, we compared the fair value of the affected reporting units with their carrying value as measured by allocated equity. As of January 1, 2015, the fair value as a percentage of the carrying value for Business Banking Regions and Deposits was 150.3% and 128.5%, respectively. As the fair value of the affected reporting units exceeded their carrying value, no goodwill impairment resulted from the realignment. See Note 1 – Summary of Significant Accounting Principles and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K for additional information regarding testing goodwill for impairment.

Glossary
Alt-A Mortgage – A type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or "prime," and less risky than "subprime," the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime consumer real estate loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher LTVs.
Assets in Custody – Consist largely of custodial and non-discretionary trust assets excluding brokerage assets administered for clients. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.
Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of GWIM which generate asset management fees based on a percentage of the assets' market values. AUM reflects assets that are generally managed for institutional, high net worth and retail clients, and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts. AUM is classified in two categories, Liquidity AUM and Long-term AUM. Liquidity AUM are assets under advisory and discretion of GWIM in which the investment strategy seeks to maximize income while maintaining liquidity and capital preservation. The duration of these strategies is primarily less than one year. Long-term AUM are assets under advisory and discretion of GWIM in which the duration of investment strategy is longer than one year.
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
Funding Valuation Adjustment (FVA) – A portfolio adjustment required to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives.
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

Loan-to-value (LTV) – A commonly used credit quality metric that is reported in terms of ending and average LTV. Ending LTV is calculated as the outstanding carrying value of the loan at the end of the period divided by the estimated value of the property securing the loan. An additional metric related to LTV is combined loan-to-value (CLTV) which is similar to the LTV metric, yet combines the outstanding balance on the residential mortgage loan and the outstanding carrying value on the home equity loan or available line of credit, both of which are secured by the same property, divided by the estimated value of the property. A LTV of 100 percent reflects a loan that is currently secured by a property valued at an amount exactly equal to the carrying value or available line of the loan. Estimated property values are generally determined through the use of automated valuation models (AVMs) or the CoreLogic Case-Shiller Index. An AVM is a tool that estimates the value of a property by reference to large volumes of market data including sales of comparable properties and price trends specific to the MSA in which the property being valued is located. CoreLogic Case-Shiller is a widely used index based on data from repeat sales of single family homes. CoreLogic Case-Shiller indexed-based values are reported on a three-month or one-quarter lag.
Margin Receivable – An extension of credit secured by eligible securities in certain brokerage accounts.
Market-related Adjustments – Include adjustments to premium amortization or discount accretion on debt securities when a decrease in long-term rates shortens (or an increase extends) the estimated lives of mortgage-related debt securities. Also included in market-related adjustments is hedge ineffectiveness that impacts net interest income.
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
Nonperforming Loans and Leases – Include loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (TDRs). Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans secured by personal property (except for certain secured consumer loans, including those that have been modified in a TDR), and consumer loans secured by real estate that are insured by the FHA or through long-term credit protection agreements with FNMA and FHLMC (fully-insured loan portfolio) are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARM	Adjustable-rate mortgage
AUM	Assets under management
BHC	Bank holding company
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CRA	Community Reinvestment Act
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EAD	Exposure at default
ERC	Enterprise Risk Committee
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FSB	Financial Stability Board
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise

HELOC	Home equity lines of credit
HFI	Held-for-investment
HQLA	High Quality Liquid Assets
HUD	U.S. Department of Housing and Urban Development
LCR	Liquidity Coverage Ratio
LGD	Loss-given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MRC	Management Risk Committee
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCI	Purchased credit-impaired
PPI	Payment protection insurance
RCSAs	Risk and Control Self Assessments
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
VIE	Variable interest entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 103 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended March 31
(Dollars in millions, except per share information)	2015	2014
Interest income
Loans and leases	$8,036	$8,760
Debt securities	1,887	1,997
Federal funds sold and securities borrowed or purchased under agreements to resell	231	265
Trading account assets	1,083	1,177
Other interest income	726	736
Total interest income	11,963	12,935

Interest expense
Deposits	220	291
Short-term borrowings	606	609
Trading account liabilities	373	435
Long-term debt	1,313	1,515
Total interest expense	2,512	2,850
Net interest income	9,451	10,085

Noninterest income
Card income	1,394	1,393
Service charges	1,764	1,826
Investment and brokerage services	3,378	3,269
Investment banking income	1,487	1,542
Equity investment income	27	784
Trading account profits	2,247	2,467
Mortgage banking income	694	412
Gains on sales of debt securities	268	377
Other income	492	411
Total noninterest income	11,751	12,481
Total revenue, net of interest expense	21,202	22,566

Provision for credit losses	765	1,009

Noninterest expense
Personnel	9,614	9,749
Occupancy	1,027	1,115
Equipment	512	546
Marketing	440	442
Professional fees	421	558
Amortization of intangibles	213	239
Data processing	852	833
Telecommunications	171	370
Other general operating	2,445	8,386
Total noninterest expense	15,695	22,238
Income (loss) before income taxes	4,742	(681)
Income tax expense (benefit)	1,385	(405)
Net income (loss)	$3,357	$(276)
Preferred stock dividends	382	238
Net income (loss) applicable to common shareholders	$2,975	$(514)

Per common share information
Earnings (loss)	$0.28	$(0.05)
Diluted earnings (loss)	0.27	(0.05)
Dividends paid	0.05	0.01
Average common shares issued and outstanding (in thousands)	10,518,790	10,560,518
Average diluted common shares issued and outstanding (in thousands)	11,266,511	10,560,518
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Net income (loss)	$3,357	$(276)
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	1,336	1,289
Net change in derivatives	43	208
Employee benefit plan adjustments	25	49
Net change in foreign currency translation adjustments	(51)	(126)
Other comprehensive income	1,353	1,420
Comprehensive income	$4,710	$1,144
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	March 31 2015	December 31 2014
Assets
Cash and due from banks	$30,106	$33,118
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	132,437	105,471
Cash and cash equivalents	162,543	138,589
Time deposits placed and other short-term investments	7,418	7,510
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $60,451 and $62,182 measured at fair value)	206,708	191,823
Trading account assets (includes $111,298 and $110,923 pledged as collateral)	186,860	191,785
Derivative assets	61,331	52,682
Debt securities:
Carried at fair value (includes $45,082 and $46,976 pledged as collateral)	324,174	320,695
Held-to-maturity, at cost (fair value – $59,889 and $59,641; $16,488 and $17,124 pledged as collateral)	59,815	59,766
Total debt securities	383,989	380,461
Loans and leases (includes $8,466 and $8,681 measured at fair value and $51,219 and $52,959 pledged as collateral)	877,956	881,391
Allowance for loan and lease losses	(13,676)	(14,419)
Loans and leases, net of allowance	864,280	866,972
Premises and equipment, net	9,833	10,049
Mortgage servicing rights (includes $3,394 and $3,530 measured at fair value)	3,394	3,530
Goodwill	69,776	69,777
Intangible assets	4,391	4,612
Loans held-for-sale (includes $7,690 and $6,801 measured at fair value)	9,732	12,836
Customer and other receivables	63,716	61,845
Other assets (includes $14,114 and $13,873 measured at fair value)	109,574	112,063
Total assets	$2,143,545	$2,104,534

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,182	$6,890
Derivative assets	5	6
Loans and leases	89,771	95,187
Allowance for loan and lease losses	(1,869)	(1,968)
Loans and leases, net of allowance	87,902	93,219
Loans held-for-sale	1,226	1,822
All other assets	2,948	2,763
Total assets of consolidated variable interest entities	$97,263	$104,700
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	March 31 2015	December 31 2014
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$412,902	$393,102
Interest-bearing (includes $1,275 and $1,469 measured at fair value)	673,431	660,161
Deposits in non-U.S. offices:
Noninterest-bearing	8,473	7,230
Interest-bearing	58,362	58,443
Total deposits	1,153,168	1,118,936
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $27,129 and $35,357 measured at fair value)	203,758	201,277
Trading account liabilities	74,791	74,192
Derivative liabilities	52,234	46,909
Short-term borrowings (includes $2,893 and $2,697 measured at fair value)	33,270	31,172
Accrued expenses and other liabilities (includes $12,664 and $12,055 measured at fair value and $537 and $528 of reserve for unfunded lending commitments)	138,278	145,438
Long-term debt (includes $32,875 and $36,404 measured at fair value)	237,858	243,139
Total liabilities	1,893,357	1,861,063
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,767,790 and 3,647,790 shares	22,273	19,309
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,520,400,507 and 10,516,542,476 shares	153,410	153,458
Retained earnings	77,472	75,024
Accumulated other comprehensive income (loss)	(2,967)	(4,320)
Total shareholders' equity	250,188	243,471
Total liabilities and shareholders' equity	$2,143,545	$2,104,534

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$630	$1,032
Long-term debt (includes $12,457 and $11,943 of non-recourse debt)	13,942	13,307
All other liabilities (includes $91 and $84 of non-recourse liabilities)	123	138
Total liabilities of consolidated variable interest entities	$14,695	$14,477
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2013	$13,352	10,591,808	$155,293	$72,497	$(8,457)	$232,685
Net loss				(276)		(276)
Net change in available-for-sale debt and marketable equity securities					1,289	1,289
Net change in derivatives					208	208
Employee benefit plan adjustments					49	49
Net change in foreign currency translation adjustments					(126)	(126)
Dividends paid:
Common				(106)		(106)
Preferred				(238)		(238)
Common stock issued under employee plans and related tax effects		24,925	(155)			(155)
Common stock repurchased		(86,688)	(1,442)			(1,442)
Balance, March 31, 2014	$13,352	10,530,045	$153,696	$71,877	$(7,037)	$231,888

Balance, December 31, 2014	$19,309	10,516,542	$153,458	$75,024	$(4,320)	$243,471
Net income				3,357		3,357
Net change in available-for-sale debt and marketable equity securities					1,336	1,336
Net change in derivatives					43	43
Employee benefit plan adjustments					25	25
Net change in foreign currency translation adjustments					(51)	(51)
Dividends paid:
Common				(527)		(527)
Preferred				(382)		(382)
Issuance of preferred stock	2,964					2,964
Common stock issued under employee plans and related tax effects		3,859	(48)			(48)
Balance, March 31, 2015	$22,273	10,520,401	$153,410	$77,472	$(2,967)	$250,188
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Operating activities
Net income (loss)	$3,357	$(276)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	765	1,009
Gains on sales of debt securities	(268)	(377)
Depreciation and premises improvements amortization	395	390
Amortization of intangibles	213	239
Net amortization of premium/discount on debt securities	978	667
Deferred income taxes	228	(732)
Loans held-for-sale:
Originations and purchases	(10,587)	(10,024)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	11,213	8,026
Net change in:
Trading and derivative instruments	3,222	13,536
Other assets	(5,344)	(3,319)
Accrued expenses and other liabilities	(7,232)	13,337
Other operating activities, net	(1,632)	247
Net cash provided by (used in) operating activities	(4,692)	22,723
Investing activities
Net change in:
Time deposits placed and other short-term investments	92	(1,253)
Federal funds sold and securities borrowed or purchased under agreements to resell	(14,885)	(24,971)
Debt securities carried at fair value:
Proceeds from sales	38,808	31,106
Proceeds from paydowns and maturities	16,446	17,870
Purchases	(52,387)	(63,679)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	2,973	1,326
Purchases	(3,354)	(1,447)
Loans and leases:
Proceeds from sales	5,781	4,508
Purchases	(3,582)	(2,473)
Other changes in loans and leases, net	1,634	8,767
Net purchases of premises and equipment	(179)	(266)
Proceeds from sales of foreclosed properties	170	164
Proceeds from sales of investments	36	994
Other investing activities, net	(128)	(61)
Net cash used in investing activities	(8,575)	(29,415)
Financing activities
Net change in:
Deposits	34,232	14,379
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,481	5,002
Short-term borrowings	2,098	5,410
Long-term debt:
Proceeds from issuance	9,254	19,245
Retirement of long-term debt	(11,678)	(15,255)
Proceeds from issuance of preferred stock	2,964	—
Common stock repurchased	—	(1,442)
Cash dividends paid	(846)	(344)
Excess tax benefits on share-based payments	16	34
Other financing activities, net	(9)	(12)
Net cash provided by financing activities	38,512	27,017
Effect of exchange rate changes on cash and cash equivalents	(1,291)	(2)
Net increase in cash and cash equivalents	23,954	20,323
Cash and cash equivalents at January 1	138,589	131,322
Cash and cash equivalents at March 31	$162,543	$151,645
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

In the Annual Report on Form 10-K for the year ended December 31, 2014, the Corporation reported its results of operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Effective January 1, 2015, to align the segments with how the Corporation manages the businesses in 2015, it changed its basis of presentation, and following such change, reports its results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. The Home Loans business, which was included in the former CRES segment, is now included in Consumer Banking, and LAS (also in the former CRES segment) has become a separate segment. A portion of the Business Banking business, based on the size of the client, was moved from the former CBB segment to Global Banking, and the former CBB segment was renamed Consumer Banking. Also, the Corporation's merchant services joint venture moved from the former CBB segment to All Other. In addition, certain management accounting methodologies, including the treatment of intersegment assets and liabilities, and related allocations were refined. Prior periods have been reclassified to conform to the current period presentation.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions.

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current period presentation.

New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective beginning on January 1, 2016. Early adoption is permitted; however, the Corporation does not expect to adopt this new guidance early. The Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

In August 2014, the FASB issued new accounting guidance on classification and measurement of foreclosed mortgage loans that are government guaranteed. This new guidance states that certain foreclosed properties should be classified as receivables and measured based on the amount of the loan balance expected to be recovered from the guarantor. The new guidance is effective beginning on January 1, 2015 using either a prospective or modified retrospective transition method. The Corporation adopted the modified retrospective transition method which did not have a material impact on the Corporation's consolidated financial position or results of operations.

In June 2014, the FASB issued new guidance on accounting and disclosure of repurchase-to-maturity (RTM) transactions and repurchase financings (repos). Under this new accounting guidance, RTMs are accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo are no longer evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repos accounted for as secured borrowings. The new guidance was effective beginning on January 1, 2015 and did not have a material impact on the Corporation's consolidated financial position or results of operations. For the additional disclosures under this guidance, see Note 2 – Derivatives.

In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis beginning on January 1, 2017; however, the FASB has issued a proposal to extend the effective date by one year. The Corporation is assessing the impact of this new guidance on its consolidated financial position and results of operations.

In January 2014, the FASB issued new guidance on accounting for qualified affordable housing projects which permits entities to make an accounting policy election to apply the proportional amortization method when specific conditions are met. The new accounting guidance is effective on a retrospective basis beginning on January 1, 2015 with early adoption permitted. The Corporation did not adopt the proportional amortization method.

NOTE 2 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of custmers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2015 and December 31, 2014. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	March 31, 2015
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$22,171.7	$621.3	$9.3	$630.6	$616.0	$1.1	$617.1
Futures and forwards	10,511.9	2.4	—	2.4	2.8	—	2.8
Written options	1,680.5	—	—	—	93.9	—	93.9
Purchased options	1,678.3	93.9	—	93.9	—	—	—
Foreign exchange contracts
Swaps	2,135.2	55.8	0.7	56.5	60.6	2.6	63.2
Spot, futures and forwards	4,379.5	76.9	1.5	78.4	78.2	0.2	78.4
Written options	643.9	—	—	—	17.8	—	17.8
Purchased options	633.0	17.1	—	17.1	—	—	—
Equity contracts
Swaps	191.8	3.4	—	3.4	3.9	—	3.9
Futures and forwards	71.8	1.8	—	1.8	2.2	—	2.2
Written options	367.9	—	—	—	27.8	—	27.8
Purchased options	342.4	29.1	—	29.1	—	—	—
Commodity contracts
Swaps	67.0	4.8	—	4.8	8.3	—	8.3
Futures and forwards	416.1	4.0	—	4.0	1.1	—	1.1
Written options	106.8	—	—	—	9.4	—	9.4
Purchased options	122.0	8.9	—	8.9	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,054.7	10.9	—	10.9	23.0	—	23.0
Total return swaps/other	43.8	0.2	—	0.2	1.2	—	1.2
Written credit derivatives:
Credit default swaps	1,032.4	23.9	—	23.9	9.6	—	9.6
Total return swaps/other	61.8	0.1	—	0.1	0.3	—	0.3
Gross derivative assets/liabilities		$954.5	$11.5	$966.0	$956.1	$3.9	$960.0
Less: Legally enforceable master netting agreements				(852.0)			(852.0)
Less: Cash collateral received/paid				(52.7)			(55.8)
Total derivative assets/liabilities				$61.3			$52.2

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$29,445.4	$658.5	$8.5	$667.0	$658.2	$0.5	$658.7
Futures and forwards	10,159.4	1.7	—	1.7	2.0	—	2.0
Written options	1,725.2	—	—	—	85.4	—	85.4
Purchased options	1,739.8	85.6	—	85.6	—	—	—
Foreign exchange contracts
Swaps	2,159.1	51.5	0.8	52.3	54.6	1.9	56.5
Spot, futures and forwards	4,226.4	68.9	1.5	70.4	72.4	0.2	72.6
Written options	600.7	—	—	—	16.0	—	16.0
Purchased options	584.6	15.1	—	15.1	—	—	—
Equity contracts
Swaps	193.7	3.2	—	3.2	4.0	—	4.0
Futures and forwards	69.5	2.1	—	2.1	1.8	—	1.8
Written options	341.0	—	—	—	26.0	—	26.0
Purchased options	318.4	27.9	—	27.9	—	—	—
Commodity contracts
Swaps	74.3	5.8	—	5.8	8.5	—	8.5
Futures and forwards	376.5	4.5	—	4.5	1.8	—	1.8
Written options	129.5	—	—	—	11.5	—	11.5
Purchased options	141.3	10.7	—	10.7	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,094.8	13.3	—	13.3	23.4	—	23.4
Total return swaps/other	44.3	0.2	—	0.2	1.4	—	1.4
Written credit derivatives:
Credit default swaps	1,073.1	24.5	—	24.5	11.9	—	11.9
Total return swaps/other	61.0	0.5	—	0.5	0.3	—	0.3
Gross derivative assets/liabilities		$974.0	$10.8	$984.8	$979.2	$2.6	$981.8
Less: Legally enforceable master netting agreements				(884.8)			(884.8)
Less: Cash collateral received/paid				(47.3)			(50.1)
Total derivative assets/liabilities				$52.7			$46.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.

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

Offsetting of Derivatives
	March 31, 2015		December 31, 2014
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$401.5	$387.9	$386.6	$373.2
Exchange-traded	0.1	0.1	0.1	0.1
Over-the-counter cleared	318.1	319.0	365.7	368.7
Foreign exchange contracts
Over-the-counter	146.2	153.8	133.0	139.9
Over-the-counter cleared	0.1	0.1	—	—
Equity contracts
Over-the-counter	19.7	17.3	19.5	16.7
Exchange-traded	8.8	8.7	8.6	7.8
Commodity contracts
Over-the-counter	8.3	11.2	10.2	11.9
Exchange-traded	5.8	6.0	7.4	7.7
Over-the-counter cleared	0.1	0.1	0.1	0.6
Credit derivatives
Over-the-counter	27.1	26.8	30.8	30.2
Over-the-counter cleared	7.4	7.2	7.0	6.8
Total gross derivative assets/liabilities, before netting
Over-the-counter	602.8	597.0	580.1	571.9
Exchange-traded	14.7	14.8	16.1	15.6
Over-the-counter cleared	325.7	326.4	372.8	376.1
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(566.7)	(568.7)	(545.7)	(545.5)
Exchange-traded	(12.8)	(12.8)	(13.9)	(13.9)
Over-the-counter cleared	(325.2)	(326.3)	(372.5)	(375.5)
Derivative assets/liabilities, after netting	38.5	30.4	36.9	28.7
Other gross derivative assets/liabilities	22.8	21.8	15.8	18.2
Total derivative assets/liabilities	61.3	52.2	52.7	46.9
Less: Financial instruments collateral (1)	(12.3)	(8.4)	(13.3)	(8.9)
Total net derivative assets/liabilities	$49.0	$43.8	$39.4	$38.0

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, to minimize significant fluctuations in earnings caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly adversely affect earnings or capital. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.

Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments, including purchased options, and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures to hedge certain market risks of mortgage servicing rights (MSRs). For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

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

The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps (CDS), total return swaps and swaptions. These derivatives are recorded on the Consolidated Balance Sheet at fair value with changes in fair value recorded in other income.

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

Fair Value Hedges

The table below summarizes information related to fair value hedges for the three months ended March 31, 2015 and 2014, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended March 31
	2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$1,096	$(1,292)	$(196)
Interest rate and foreign currency risk on long-term debt (1)	(1,644)	1,588	(56)
Interest rate risk on available-for-sale securities (2)	43	(45)	(2)
Price risk on commodity inventory (3)	11	(7)	4
Total	$(494)	$244	$(250)

	2014
Interest rate risk on long-term debt (1)	$366	$(560)	$(194)
Interest rate and foreign currency risk on long-term debt (1)	118	(144)	(26)
Interest rate risk on available-for-sale securities (2)	2	(3)	(1)
Price risk on commodity inventory (3)	2	5	7
Total	$488	$(702)	$(214)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2015 and 2014. Of the $1.6 billion net loss (after-tax) on derivatives in accumulated other comprehensive income (OCI) at March 31, 2015, $863 million ($540 million after-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended March 31
	2015
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$24	$(255)	$(1)
Price risk on restricted stock awards (2)	(210)	(1)	—
Total	$(186)	$(256)	$(1)
Net investment hedges
Foreign exchange risk	$1,982	$—	$(98)

	2014
Cash flow hedges
Interest rate risk on variable-rate portfolios	$17	$(281)	$—
Price risk on restricted stock awards (2)	156	150	—
Total	$173	$(131)	$—
Net investment hedges
Foreign exchange risk	$(181)	$(2)	$(58)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)	The hedge gain (loss) recognized in accumulated OCI is primarily related to the change in the Corporation's stock price for the period.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2015 and 2014. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended March 31
(Dollars in millions)	2015	2014
Interest rate risk on mortgage banking income (1)	$296	$180
Credit risk on loans (2)	(27)	(6)
Interest rate and foreign currency risk on ALM activities (3)	(319)	(598)
Price risk on restricted stock awards (4)	(470)	364
Other	13	(3)

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, interest rate lock commitments and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $260 million and $173 million for the three months ended March 31, 2015 and 2014.

(2)	Net gains (losses) on these derivatives are recorded in other income.

(3)
Primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt. Gains (losses) on these derivatives and the related hedged items are recorded in other income.

(4)	Gains (losses) on these derivatives are recorded in personnel expense.

Transfers of Financial Assets with Risk Retained through Derivatives

The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained by the Corporation through a derivative agreement with the initial transferee. These transactions are accounted for as sales because the Corporation does not retain control over the assets transferred.

Through March 31, 2015, the Corporation transferred $8.8 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) and non-U.S. government securities primarily to a trust created by a third party. The Corporation received gross cash proceeds of $8.8 billion at the transfer dates. The Corporation simultaneously entered into derivatives with those counterparties whereby the Corporation retained certain economic exposures to those securities (e.g., interest rate and/or credit risk). Generally, the maturity of the derivatives is the same as the maturity of assets initially transferred. A derivative asset of $107 million and a liability of $22 million were recorded at March 31, 2015 and are included in credit derivatives in the derivative instruments table on page 128. At March 31, 2015, the fair value of the securities previously transferred was $8.9 billion. The economic exposure retained by the Corporation, which is primarily interest rate risk and prepayment risk, is typically hedged with interest rate swaps and interest rate swaptions and, to a lesser extent, total return swaps.

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

Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in the "Other" column in the Sales and Trading Revenue table. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker-dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, the majority of revenue is included in trading account profits. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2015 and 2014. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation and funding valuation adjustment (DVA/FVA) gains (losses). Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue
	Three Months Ended March 31
	2015
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$510	$306	$89	$905
Foreign exchange risk	446	(2)	(31)	413
Equity risk	570	13	577	1,160
Credit risk	444	587	167	1,198
Other risk	157	(22)	56	191
Total sales and trading revenue	$2,127	$882	$858	$3,867

	2014
Interest rate risk	$369	$279	$138	$786
Foreign exchange risk	237	2	(30)	209
Equity risk	601	(14)	604	1,191
Credit risk	1,027	699	155	1,881
Other risk	133	(90)	67	110
Total sales and trading revenue	$2,367	$876	$934	$4,177

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $562 million and $561 million for the three months ended March 31, 2015 and 2014.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit Derivative Instruments
	March 31, 2015
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$27	$286	$760	$688	$1,761
Non-investment grade	306	1,732	1,727	4,058	7,823
Total	333	2,018	2,487	4,746	9,584
Total return swaps/other:
Investment grade	26	—	—	—	26
Non-investment grade	169	113	8	—	290
Total	195	113	8	—	316
Total credit derivatives	$528	$2,131	$2,495	$4,746	$9,900
Credit-related notes:
Investment grade	$3	$361	$583	$2,460	$3,407
Non-investment grade	8	151	66	1,442	1,667
Total credit-related notes	$11	$512	$649	$3,902	$5,074
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$125,169	$323,858	$210,676	$48,022	$707,725
Non-investment grade	51,770	170,382	77,803	24,738	324,693
Total	176,939	494,240	288,479	72,760	1,032,418
Total return swaps/other:
Investment grade	26,442	—	—	—	26,442
Non-investment grade	25,449	9,685	152	106	35,392
Total	51,891	9,685	152	106	61,834
Total credit derivatives	$228,830	$503,925	$288,631	$72,866	$1,094,252

	December 31, 2014
	Carrying Value
Credit default swaps:
Investment grade	$100	$714	$1,455	$939	$3,208
Non-investment grade	916	2,107	1,338	4,301	8,662
Total	1,016	2,821	2,793	5,240	11,870
Total return swaps/other:
Investment grade	24	—	—	—	24
Non-investment grade	64	247	2	—	313
Total	88	247	2	—	337
Total credit derivatives	$1,104	$3,068	$2,795	$5,240	$12,207
Credit-related notes:
Investment grade	$2	$365	$568	$2,634	$3,569
Non-investment grade	5	141	85	1,443	1,674
Total credit-related notes	$7	$506	$653	$4,077	$5,243
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$132,974	$342,914	$242,728	$28,982	$747,598
Non-investment grade	54,326	170,580	80,011	20,586	325,503
Total	187,300	513,494	322,739	49,568	1,073,101
Total return swaps/other:
Investment grade	22,645	—	—	—	22,645
Non-investment grade	23,839	10,792	3,268	487	38,386
Total	46,484	10,792	3,268	487	61,031
Total credit derivatives	$233,784	$524,286	$326,007	$50,055	$1,134,132

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $4.6 billion and $799.3 billion at March 31, 2015, and $5.7 billion and $880.6 billion at December 31, 2014.

Credit-related notes in the table on page 136 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 128, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2015 and December 31, 2014, the Corporation held cash and securities collateral of $85.5 billion and $82.0 billion, and posted cash and securities collateral of $72.6 billion and $67.7 billion in the normal course of business under derivative agreements.

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

At March 31, 2015, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $1.3 billion, including $675 million for Bank of America, N.A. (BANA).

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2015, the current liability recorded for these derivative contracts was $103 million, against which the Corporation and certain subsidiaries had posted approximately $54 million of collateral.

The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2015 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to Be Posted Upon Downgrade
	March 31, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,358	$2,714
Bank of America, N.A. and subsidiaries (1)	1,087	1,877

(1)	Included in Bank of America Corporation collateral requirements in this table.

The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at March 31, 2015 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade
	March 31, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$1,364	$4,724
Collateral posted	1,106	3,922

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

Valuation adjustments on derivatives are affected by changes in market spreads, non-credit-related market factors such as interest rate and currency changes that affect the expected exposure, and other factors like changes in collateral arrangements and partial payments. Credit spreads and non-credit factors can move independently. For example, for an interest rate swap, changes in interest rates may increase the expected exposure, which would increase the counterparty credit valuation adjustment (CVA). Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.

In the fourth quarter of 2014, the Corporation adopted FVA into valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives. The Corporation calculates this valuation adjustment based on modeled expected exposure profiles discounted for the funding risk premium inherent in these derivatives. FVA related to derivative assets and liabilities is the effect of funding costs on the fair value of these derivatives.

The Corporation enters into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS. The Corporation hedges other market risks in both CVA and debit valuation adjustment (DVA) primarily with currency and interest rate swaps. In certain instances, the net-of-hedge amounts in the table below move in the same direction as the gross amount or may move in the opposite direction. This is a consequence of the complex interaction of the risks being hedged resulting in limitations in the ability to perfectly hedge all of the market exposures at all times.

The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for the three months ended March 31, 2015 and 2014. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance.

Valuation Adjustments on Derivatives
Gains (Losses)	Three Months Ended March 31
	2015		2014
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$8	$124	$52	$40
Derivative assets (FVA) (2)	34	34	—	—
Derivative liabilities (DVA) (3)	23	(46)	(82)	(85)
Derivative liabilities (FVA) (2)	(28)	(28)	—	—

(1)	At both March 31, 2015 and December 31, 2014, the cumulative CVA reduced the derivative assets balance by $1.6 billion.

(2)	At March 31, 2015, the cumulative FVA reduced the net derivatives balances by $491 million.

(3)	At both March 31, 2015 and December 31, 2014, the cumulative DVA reduced the derivative liabilities balance by $0.8 billion.

NOTE 3 – Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, HTM debt securities and AFS marketable equity securities at March 31, 2015 and December 31, 2014.

Debt Securities and Available-for-Sale Marketable Equity Securities
	March 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$58,501	$1,018	$(3)	$59,516
Mortgage-backed securities:
Agency	179,255	2,858	(275)	181,838
Agency-collateralized mortgage obligations	13,696	296	(31)	13,961
Non-agency residential (1)	3,791	295	(60)	4,026
Commercial	3,853	137	(1)	3,989
Non-U.S. securities	5,923	32	(3)	5,952
Corporate/Agency bonds	356	10	(1)	365
Other taxable securities, substantially all asset-backed securities	9,554	42	(18)	9,578
Total taxable securities	274,929	4,688	(392)	279,225
Tax-exempt securities	9,725	11	(19)	9,717
Total available-for-sale debt securities	284,654	4,699	(411)	288,942
Other debt securities carried at fair value	35,166	264	(198)	35,232
Total debt securities carried at fair value	319,820	4,963	(609)	324,174
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	59,815	496	(422)	59,889
Total debt securities	$379,635	$5,459	$(1,031)	$384,063
Available-for-sale marketable equity securities (2)	$336	$59	$—	$395

	December 31, 2014
Available-for-sale debt securities
U.S. Treasury and agency securities	$69,267	$360	$(32)	$69,595
Mortgage-backed securities:
Agency	163,592	2,040	(593)	165,039
Agency-collateralized mortgage obligations	14,175	152	(79)	14,248
Non-agency residential (1)	4,244	287	(77)	4,454
Commercial	3,931	69	—	4,000
Non-U.S. securities	6,208	33	(11)	6,230
Corporate/Agency bonds	361	9	(2)	368
Other taxable securities, substantially all asset-backed securities	10,774	39	(22)	10,791
Total taxable securities	272,552	2,989	(816)	274,725
Tax-exempt securities	9,556	12	(19)	9,549
Total available-for-sale debt securities	282,108	3,001	(835)	284,274
Other debt securities carried at fair value	36,524	261	(364)	36,421
Total debt securities carried at fair value	318,632	3,262	(1,199)	320,695
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	59,766	486	(611)	59,641
Total debt securities	$378,398	$3,748	$(1,810)	$380,336
Available-for-sale marketable equity securities (2)	$336	$27	$—	$363

(1)	At both March 31, 2015 and December 31, 2014, the underlying collateral type included approximately 76 percent prime, 14 percent Alt-A and 10 percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At March 31, 2015, the accumulated net unrealized gain on AFS debt securities included in accumulated OCI was $2.7 billion, net of the related income tax expense of $1.6 billion. At March 31, 2015 and December 31, 2014, the Corporation had nonperforming AFS debt securities of $177 million and $161 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three months ended March 31, 2015, the Corporation recorded unrealized mark-to-market net gains of $189 million and realized net gains of $4 million, compared to unrealized net gains of $444 million and realized net losses of $17 million in the three months ended March 31, 2014. These amounts exclude hedge results.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	March 31 2015	December 31 2014
U.S. Treasury and agency securities	$1,272	$1,541
Mortgage-backed securities:
Agency	15,670	15,704
Non-agency residential	3,869	3,745
Non-U.S. securities (1)	14,124	15,132
Other taxable securities, substantially all asset-backed securities	297	299
Total	$35,232	$36,421

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2015 and 2014 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Gross gains	$275	$378
Gross losses	(7)	(1)
Net gains on sales of AFS debt securities	$268	$377
Income tax expense attributable to realized net gains on sales of AFS debt securities	$102	$143

The table below presents the amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), U.S. Treasury and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at March 31, 2015 and December 31, 2014.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	March 31, 2015		December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$139,741	$141,589	$130,725	$131,418
Government National Mortgage Association	95,293	95,958	98,278	98,633
U.S. Treasury	57,571	58,539	68,481	68,801
Freddie Mac	37,298	37,887	28,288	28,556

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer as of March 31, 2015 and December 31, 2014.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	March 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$289	$(1)	$300	$(2)	$589	$(3)
Mortgage-backed securities:
Agency	19,107	(51)	17,169	(224)	36,276	(275)
Agency-collateralized mortgage obligations	1,266	(6)	1,981	(25)	3,247	(31)
Non-agency residential	660	(5)	77	(42)	737	(47)
Commercial	14	(1)	—	—	14	(1)
Non-U.S. securities	19	(2)	30	(1)	49	(3)
Corporate/Agency bonds	—	—	93	(1)	93	(1)
Other taxable securities, substantially all asset-backed securities	679	(3)	981	(15)	1,660	(18)
Total taxable securities	22,034	(69)	20,631	(310)	42,665	(379)
Tax-exempt securities	594	(1)	1,004	(18)	1,598	(19)
Total temporarily impaired AFS debt securities	22,628	(70)	21,635	(328)	44,263	(398)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	301	(13)	—	—	301	(13)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$22,929	$(83)	$21,635	$(328)	$44,564	$(411)

	December 31, 2014
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$10,121	$(22)	$667	$(10)	$10,788	$(32)
Mortgage-backed securities:
Agency	1,366	(8)	43,118	(585)	44,484	(593)
Agency-collateralized mortgage obligations	2,242	(19)	3,075	(60)	5,317	(79)
Non-agency residential	307	(3)	809	(41)	1,116	(44)
Non-U.S. securities	157	(9)	32	(2)	189	(11)
Corporate/Agency bonds	43	(1)	93	(1)	136	(2)
Other taxable securities, substantially all asset-backed securities	575	(3)	1,080	(19)	1,655	(22)
Total taxable securities	14,811	(65)	48,874	(718)	63,685	(783)
Tax-exempt securities	980	(1)	680	(18)	1,660	(19)
Total temporarily impaired AFS debt securities	15,791	(66)	49,554	(736)	65,345	(802)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	555	(33)	—	—	555	(33)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$16,346	$(99)	$49,554	$(736)	$65,900	$(835)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest, remains in accumulated OCI.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three months ended March 31, 2015 and 2014 as presented in the Net Credit-related Impairment Losses Recognized in Earnings table. Substantially all OTTI losses in the three months ended March 31, 2015 and 2014 consisted of credit losses on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income in the Consolidated Statement of Income. The credit losses on the RMBS during the three months ended March 31, 2015 were driven by decreases in the estimated RMBS cash flows primarily due to a model change resulting in the refinement of the expected cash flows. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the excess of the credit loss over the total impairment is recorded as an unrealized gain in OCI.

Net Credit-related Impairment Losses Recognized in Earnings
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Total OTTI losses	$(74)	$(1)
Less: non-credit portion of total OTTI losses recognized in OCI	4	—
Net credit-related impairment credit losses recognized in earnings	$(70)	$(1)
The table below presents a rollforward of the credit losses recognized in earnings for the three months ended March 31, 2015 and 2014 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of OTTI Credit Losses Recognized
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Balance, beginning of period	$201	$184
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	14	—
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	56	1
Reductions for AFS debt securities matured, sold or intended to be sold	(15)	—
Balance, March 31	$256	$185

The Corporation estimates the portion of a loss on a security that is attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management's best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used for the underlying loans that support the MBS can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. Based on these assumptions, the Corporation then determines how the underlying collateral cash flows will be distributed to each MBS issued from the applicable special purpose entity. Expected principal and interest cash flows on an impaired AFS debt security are discounted using the effective yield of each individual impaired AFS debt security.

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at March 31, 2015.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	11.8%	3.5%	23.7%
Loss severity	40.8	13.8	51.2
Life default rate	36.3	1.5	97.6

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 37.7 percent for prime, 39.2 percent for Alt-A and 52.4 percent for subprime at March 31, 2015. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 22.9 percent for prime, 38.5 percent for Alt-A and 39.6 percent for subprime at March 31, 2015.

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's other debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at March 31, 2015 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	March 31, 2015
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$581	0.39%	$51,591	1.60%	$6,327	2.20%	$1,242	2.70%	$59,741	1.69%
Mortgage-backed securities:
Agency	36	4.50	51,571	2.50	142,841	2.80	444	2.90	194,892	2.70
Agency-collateralized mortgage obligations	653	0.50	7,815	2.40	5,227	2.80	1	0.60	13,696	2.50
Non-agency residential	500	4.10	1,620	4.79	1,180	4.48	4,362	7.99	7,662	6.48
Commercial	111	7.43	593	2.22	3,146	2.80	3	2.83	3,853	2.88
Non-U.S. securities	18,213	0.96	1,828	3.28	6	2.93	—	—	20,047	1.37
Corporate/Agency bonds	58	2.98	101	3.94	101	3.71	96	1.31	356	3.01
Other taxable securities, substantially all asset-backed securities	2,393	1.18	5,378	1.31	1,330	1.94	747	3.75	9,848	1.98
Total taxable securities	22,545	1.24	120,497	2.16	160,158	2.70	6,895	6.14	310,095	2.48
Tax-exempt securities	1,108	0.78	3,565	1.08	3,638	1.04	1,414	0.94	9,725	1.03
Total amortized cost of debt securities carried at fair value	$23,653	1.23	$124,062	2.13	$163,796	2.66	$8,309	5.25	$319,820	2.44
Amortized cost of HTM debt securities (2)	$58	1.34	$27,843	2.30	$31,878	2.20	$36	4.37	$59,815	2.30

Debt securities carried at fair value
U.S. Treasury and agency securities	$582		$52,450		$6,481		$1,275		$60,788
Mortgage-backed securities:
Agency	37		52,587		144,437		447		197,508
Agency-collateralized mortgage obligations	655		7,926		5,379		1		13,961
Non-agency residential	523		1,610		1,265		4,497		7,895
Commercial	111		602		3,273		3		3,989
Non-U.S. securities	18,199		1,871		6		—		20,076
Corporate/Agency bonds	58		107		105		95		365
Other taxable securities, substantially all asset-backed securities	2,396		5,381		1,350		748		9,875
Total taxable securities	22,561		122,534		162,296		7,066		314,457
Tax-exempt securities	1,109		3,566		3,634		1,408		9,717
Total debt securities carried at fair value	$23,670		$126,100		$165,930		$8,474		$324,174
Fair value of HTM debt securities (2)	$58		$28,178		$31,618		$35		$59,889

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

Certain Corporate and Strategic Investments

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in All Other, had a carrying value of $3.1 billion at both March 31, 2015 and December 31, 2014. For additional information, see Note 10 – Commitments and Contingencies.

NOTE 4 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2015 and December 31, 2014.

	March 31, 2015
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate (5)
Core portfolio
Residential mortgage	$1,727	$695	$5,000	$7,422	$149,466			$156,888
Home equity	225	119	754	1,098	49,931			51,029
Legacy Assets & Servicing portfolio
Residential mortgage (6)	1,764	919	8,697	11,380	25,472	$14,185		51,037
Home equity	346	174	1,169	1,689	25,499	5,354		32,542
Credit card and other consumer
U.S. credit card	468	318	795	1,581	85,707			87,288
Non-U.S. credit card	46	34	88	168	9,492			9,660
Direct/Indirect consumer (7)	198	53	53	304	81,837			82,141
Other consumer (8)	10	2	1	13	1,829			1,842
Total consumer	4,784	2,314	16,557	23,655	429,233	19,539		472,427
Consumer loans accounted for under the fair value option (9)							$2,055	2,055
Total consumer loans and leases	4,784	2,314	16,557	23,655	429,233	19,539	2,055	474,482
Commercial
U.S. commercial	272	132	269	673	224,408			225,081
Commercial real estate (10)	42	1	137	180	49,266			49,446
Commercial lease financing	240	37	14	291	24,177			24,468
Non-U.S. commercial	3	3	—	6	84,836			84,842
U.S. small business commercial	82	38	84	204	13,022			13,226
Total commercial	639	211	504	1,354	395,709			397,063
Commercial loans accounted for under the fair value option (9)							6,411	6,411
Total commercial loans and leases	639	211	504	1,354	395,709		6,411	403,474
Total loans and leases	$5,423	$2,525	$17,061	$25,009	$824,942	$19,539	$8,466	$877,956
Percentage of outstandings	0.62%	0.29%	1.94%	2.85%	93.96%	2.23%	0.96%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $1.8 billion and nonperforming loans of $392 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $1.0 billion and nonperforming loans of $370 million.

(2)	Consumer real estate includes fully-insured loans of $9.9 billion.

(3)	Consumer real estate includes $3.8 billion and direct/indirect consumer includes $27 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Formerly referred to as the Home Loans portfolio segment.

(6)	Total outstandings includes pay option loans of $2.9 billion. The Corporation no longer originates this product.

(7)
Total outstandings includes auto and specialty lending loans of $38.9 billion, unsecured consumer lending loans of $1.3 billion, U.S. securities-based lending loans of $36.6 billion, non-U.S. consumer loans of $4.0 billion, student loans of $611 million and other consumer loans of $743 million.

(8)	Total outstandings includes consumer finance loans of $646 million, consumer leases of $1.1 billion and consumer overdrafts of $120 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.9 billion and home equity loans of $205 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.0 billion and non-U.S. commercial loans of $4.5 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $46.7 billion and non-U.S. commercial real estate loans of $2.8 billion.

	December 31, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate (5)
Core portfolio
Residential mortgage	$1,847	$700	$5,561	$8,108	$154,112			$162,220
Home equity	218	105	744	1,067	50,820			51,887
Legacy Assets & Servicing portfolio
Residential mortgage (6)	2,008	1,060	10,513	13,581	25,244	$15,152		53,977
Home equity	374	174	1,166	1,714	26,507	5,617		33,838
Credit card and other consumer
U.S. credit card	494	341	866	1,701	90,178			91,879
Non-U.S. credit card	49	39	95	183	10,282			10,465
Direct/Indirect consumer (7)	245	71	65	381	80,000			80,381
Other consumer (8)	11	2	2	15	1,831			1,846
Total consumer	5,246	2,492	19,012	26,750	438,974	20,769		486,493
Consumer loans accounted for under the fair value option (9)							$2,077	2,077
Total consumer loans and leases	5,246	2,492	19,012	26,750	438,974	20,769	2,077	488,570
Commercial
U.S. commercial	320	151	318	789	219,504			220,293
Commercial real estate (10)	138	16	288	442	47,240			47,682
Commercial lease financing	121	41	42	204	24,662			24,866
Non-U.S. commercial	5	4	—	9	80,074			80,083
U.S. small business commercial	88	45	94	227	13,066			13,293
Total commercial	672	257	742	1,671	384,546			386,217
Commercial loans accounted for under the fair value option (9)							6,604	6,604
Total commercial loans and leases	672	257	742	1,671	384,546		6,604	392,821
Total loans and leases	$5,918	$2,749	$19,754	$28,421	$823,520	$20,769	$8,681	$881,391
Percentage of outstandings	0.67%	0.31%	2.24%	3.22%	93.44%	2.36%	0.98%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $2.1 billion and nonperforming loans of $392 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $1.1 billion and nonperforming loans of $332 million.

(2)	Consumer real estate includes fully-insured loans of $11.4 billion.

(3)	Consumer real estate includes $3.6 billion and direct/indirect consumer includes $27 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Formerly referred to as the Home Loans portfolio segment.

(6)	Total outstandings includes pay option loans of $3.2 billion. The Corporation no longer originates this product.

(7)
Total outstandings includes auto and specialty lending loans of $37.7 billion, unsecured consumer lending loans of $1.5 billion, U.S. securities-based lending loans of $35.8 billion, non-U.S. consumer loans of $4.0 billion, student loans of $632 million and other consumer loans of $761 million.

(8)	Total outstandings includes consumer finance loans of $676 million, consumer leases of $1.0 billion and consumer overdrafts of $162 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.9 billion and home equity loans of $196 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.9 billion and non-U.S. commercial loans of $4.7 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $45.2 billion and non-U.S. commercial real estate loans of $2.5 billion.

The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $12.3 billion and $17.2 billion at March 31, 2015 and December 31, 2014, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases

The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2015 and December 31, 2014, $657 million and $800 million of such junior-lien home equity loans were included in nonperforming loans.

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At March 31, 2015, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $1.1 billion of which $660 million were current on their contractual payments, while $354 million were 90 days or more past due. Of the contractually current nonperforming loans, nearly 80 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 60 percent were discharged 24 months or more ago. As subsequent cash payments are received on these nonperforming loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

During the three months ended March 31, 2015 and 2014, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $1.0 billion and $730 million, including $586 million and $454 million of purchased credit-impaired (PCI) loans. During the three months ended March 31, 2015, the Corporation recorded recoveries of $40 million and gains on sale of $35 million in noninterest income related to these transactions. Gains recorded during the three months ended March 31, 2014 were immaterial.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at March 31, 2015 and December 31, 2014. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Consumer real estate
Core portfolio
Residential mortgage (2)	$2,278	$2,398	$3,573	$3,942
Home equity	1,473	1,496	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	4,143	4,491	6,339	7,465
Home equity	2,286	2,405	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	795	866
Non-U.S. credit card	n/a	n/a	88	95
Direct/Indirect consumer	28	28	51	64
Other consumer	1	1	1	1
Total consumer	10,209	10,819	10,847	12,433
Commercial
U.S. commercial	680	701	22	110
Commercial real estate	132	321	25	3
Commercial lease financing	16	3	9	41
Non-U.S. commercial	79	1	—	—
U.S. small business commercial	89	87	65	67
Total commercial	996	1,113	121	221
Total loans and leases	$11,205	$11,932	$10,968	$12,654

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $86 million and $102 million at March 31, 2015 and December 31, 2014.

(2)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At March 31, 2015 and December 31, 2014, residential mortgage includes $6.2 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.7 billion and $4.1 billion of loans on which interest is still accruing.

n/a = not applicable

Credit Quality Indicators

The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower's credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2015 and December 31, 2014.

Consumer Real Estate – Credit Quality Indicators (1)
	March 31, 2015
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$101,243	$17,772	$9,050	$44,705	$16,671	$1,868
Greater than 90 percent but less than or equal to 100 percent	5,004	2,938	1,925	2,347	3,124	960
Greater than 100 percent	4,177	5,095	3,210	3,977	7,393	2,526
Fully-insured loans (5)	46,464	11,047	—	—	—	—
Total consumer real estate	$156,888	$36,852	$14,185	$51,029	$27,188	$5,354

Refreshed FICO score
Less than 620	$4,122	$5,988	$5,350	$2,158	$3,352	$812
Greater than or equal to 620 and less than 680	6,142	3,906	2,905	3,613	4,434	953
Greater than or equal to 680 and less than 740	22,002	6,231	3,288	10,067	7,614	1,578
Greater than or equal to 740	78,158	9,680	2,642	35,191	11,788	2,011
Fully-insured loans (5)	46,464	11,047	—	—	—	—
Total consumer real estate	$156,888	$36,852	$14,185	$51,029	$27,188	$5,354

(1)	Excludes $2.1 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.5 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	March 31, 2015
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,347	$—	$1,355	$255
Greater than or equal to 620 and less than 680	12,325	—	1,878	222
Greater than or equal to 680 and less than 740	33,958	—	10,821	310
Greater than or equal to 740	36,658	—	26,161	932
Other internal credit metrics (2, 3, 4)	—	9,660	41,926	123
Total credit card and other consumer	$87,288	$9,660	$82,141	$1,842

(1)	Thirty-five percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $40.5 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $611 million of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At March 31, 2015, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	March 31, 2015
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$217,773	$48,616	$23,401	$83,976	$675
Reservable criticized	7,308	830	1,067	866	155
Refreshed FICO score (3)
Less than 620					188
Greater than or equal to 620 and less than 680					537
Greater than or equal to 680 and less than 740					1,621
Greater than or equal to 740					2,981
Other internal credit metrics (3, 4)					7,069
Total commercial	$225,081	$49,446	$24,468	$84,842	$13,226

(1)	Excludes $6.4 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $720 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At March 31, 2015, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Consumer Real Estate – Credit Quality Indicators (1)
	December 31, 2014
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$100,255	$18,499	$9,972	$45,414	$17,453	$2,046
Greater than 90 percent but less than or equal to 100 percent	4,958	3,081	2,005	2,442	3,272	1,048
Greater than 100 percent	4,017	5,265	3,175	4,031	7,496	2,523
Fully-insured loans (5)	52,990	11,980	—	—	—	—
Total consumer real estate	$162,220	$38,825	$15,152	$51,887	$28,221	$5,617

Refreshed FICO score
Less than 620	$4,184	$6,313	$6,109	$2,169	$3,470	$864
Greater than or equal to 620 and less than 680	6,272	4,032	3,014	3,683	4,529	995
Greater than or equal to 680 and less than 740	21,946	6,463	3,310	10,231	7,905	1,651
Greater than or equal to 740	76,828	10,037	2,719	35,804	12,317	2,107
Fully-insured loans (5)	52,990	11,980	—	—	—	—
Total consumer real estate	$162,220	$38,825	$15,152	$51,887	$28,221	$5,617

(1)	Excludes $2.1 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.8 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	December 31, 2014
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,467	$—	$1,296	$266
Greater than or equal to 620 and less than 680	12,177	—	1,892	227
Greater than or equal to 680 and less than 740	34,986	—	10,749	307
Greater than or equal to 740	40,249	—	25,279	881
Other internal credit metrics (2, 3, 4)	—	10,465	41,165	165
Total credit card and other consumer	$91,879	$10,465	$80,381	$1,846

(1)	Thirty-seven percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $39.7 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $632 million of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2014, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	December 31, 2014
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$213,839	$46,632	$23,832	$79,367	$751
Reservable criticized	6,454	1,050	1,034	716	182
Refreshed FICO score (3)
Less than 620					184
Greater than or equal to 620 and less than 680					529
Greater than or equal to 680 and less than 740					1,591
Greater than or equal to 740					2,910
Other internal credit metrics (3, 4)					7,146
Total commercial	$220,293	$47,682	$24,866	$80,083	$13,293

(1)	Excludes $6.6 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $762 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2014, 98 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 161. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Consumer Real Estate

Impaired consumer real estate loans within the Consumer Real Estate portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of consumer real estate loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of consumer real estate loans are done in accordance with the government's Making Home Affordable Program (modifications under government programs) or the Corporation's proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof.

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

Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms of $2.3 billion were included in TDRs at March 31, 2015, of which $1.1 billion were classified as nonperforming and $996 million were loans fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

A consumer real estate loan, excluding PCI loans which are reported separately, is not classified as impaired unless it is a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Consumer real estate TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan's original effective interest rate, as discussed in the following paragraph. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, consumer real estate TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Consumer real estate loans that reached 180 days past due prior to modification had been charged off to their net realizable value, less costs to sell, before they were modified as TDRs in accordance with established policy. Therefore, modifications of consumer real estate loans that are 180 or more days past due as TDRs do not have an impact on the allowance for loan and lease losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after they have been modified in a TDR.

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

At March 31, 2015 and December 31, 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $632 million and $630 million at March 31, 2015 and December 31, 2014. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process as of March 31, 2015 was $6.9 billion.

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three months ended March 31, 2015 and 2014 for impaired loans in the Corporation's Consumer Real Estate portfolio segment and includes primarily loans managed by LAS. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate
				Three Months Ended March 31
	March 31, 2015			2015		2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$18,524	$14,662	$—	$15,393	$108	$16,360	$160
Home equity	3,636	1,705	—	1,692	25	1,401	22
With an allowance recorded
Residential mortgage	$8,058	$7,892	$537	$7,586	$64	$12,332	$131
Home equity	861	732	190	714	7	751	8
Total
Residential mortgage	$26,582	$22,554	$537	$22,979	$172	$28,692	$291
Home equity	4,497	2,437	190	2,406	32	2,152	30

	December 31, 2014
With no recorded allowance
Residential mortgage	$19,710	$15,605	$—
Home equity	3,540	1,630	—
With an allowance recorded
Residential mortgage	$7,861	$7,665	$531
Home equity	852	728	196
Total
Residential mortgage	$27,571	$23,270	$531
Home equity	4,392	2,358	196

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the March 31, 2015 and 2014 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during the three months ended March 31, 2015 and 2014, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are primarily managed by LAS.

Consumer Real Estate – TDRs Entered into During the Three Months Ended March 31, 2015 and 2014 (1)
	March 31, 2015				Three Months Ended March 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$1,879	$1,640	5.04%	4.91%	$17
Home equity	258	184	4.08	3.55	11
Total	$2,137	$1,824	4.93	4.74	$28

	March 31, 2014				Three Months Ended March 31, 2014
Residential mortgage	$1,532	$1,335	5.09%	4.62%	$17
Home equity	200	140	4.50	3.58	15
Total	$1,732	$1,475	5.02	4.50	$32

(1)
TDRs entered into during the three months ended March 31, 2015 include modifications with principal forgiveness of $159 million related to residential mortgage and $1 million related to home equity. TDRs entered into during the three months ended March 31, 2014 include modifications with principal forgiveness of $17 million related to residential mortgage and $0 related to home equity.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at March 31, 2015 and 2014 due to sales and other dispositions.

The table below presents the March 31, 2015 and 2014 carrying value for consumer real estate loans that were modified in a TDR during the three months ended March 31, 2015 and 2014 by type of modification.

Consumer Real Estate – Modification Programs
	TDRs Entered into During the Three Months Ended March 31, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$76	$11	$87
Principal and/or interest forbearance	—	3	3
Other modifications (1)	15	—	15
Total modifications under government programs	91	14	105
Modifications under proprietary programs
Contractual interest rate reduction	50	2	52
Capitalization of past due amounts	30	2	32
Principal and/or interest forbearance	11	2	13
Other modifications (1)	7	25	32
Total modifications under proprietary programs	98	31	129
Trial modifications	1,340	96	1,436
Loans discharged in Chapter 7 bankruptcy (2)	111	43	154
Total modifications	$1,640	$184	$1,824

	TDRs Entered into During the Three Months Ended March 31, 2014
Modifications under government programs
Contractual interest rate reduction	$213	$24	$237
Principal and/or interest forbearance	1	9	10
Other modifications (1)	20	1	21
Total modifications under government programs	234	34	268
Modifications under proprietary programs
Contractual interest rate reduction	135	4	139
Capitalization of past due amounts	21	1	22
Principal and/or interest forbearance	29	3	32
Other modifications (1)	25	—	25
Total modifications under proprietary programs	210	8	218
Trial modifications	693	38	731
Loans discharged in Chapter 7 bankruptcy (2)	198	60	258
Total modifications	$1,335	$140	$1,475

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

The table below presents the carrying value of consumer real estate loans that entered into payment default during the three months ended March 31, 2015 and 2014 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Consumer Real Estate – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended March 31, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs	$107	$1	$108
Modifications under proprietary programs	40	12	52
Loans discharged in Chapter 7 bankruptcy (1)	71	10	81
Trial modifications (2)	1,768	24	1,792
Total modifications	$1,986	$47	$2,033

	Three Months Ended March 31, 2014
Modifications under government programs	$158	$1	$159
Modifications under proprietary programs	272	—	272
Loans discharged in Chapter 7 bankruptcy (1)	121	1	122
Trial modifications	775	3	778
Total modifications	$1,326	$5	$1,331

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes $1.4 billion of trial modification offers made in connection with the August 2014 Department of Justice settlement to which the customer has not responded.

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

All credit card and substantially all other consumer loans that have been modified in TDRs remain on accrual status until the loan is either paid in full or charged off, which occurs no later than the end of the month in which the loan becomes 180 days past due or generally at 120 days past due for a loan that has been placed on a fixed payment plan.

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

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three months ended March 31, 2015 and 2014 on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs
				Three Months Ended March 31
	March 31, 2015			2015		2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$58	$25	$—	$25	$—	$30	$—
Other consumer	—	—	—	—	—	34	1
With an allowance recorded
U.S. credit card	$761	$779	$198	$847	$13	$1,407	$22
Non-U.S. credit card	128	152	99	159	1	236	2
Direct/Indirect consumer	57	64	17	82	1	259	3
Other consumer	—	—	—	—	—	25	—
Total
U.S. credit card	$761	$779	$198	$847	$13	$1,407	$22
Non-U.S. credit card	128	152	99	159	1	236	2
Direct/Indirect consumer	115	89	17	107	1	289	3
Other consumer	—	—	—	—	—	59	1

	December 31, 2014
With no recorded allowance
Direct/Indirect consumer	$59	$25	$—
With an allowance recorded
U.S. credit card	$804	$856	$207
Non-U.S. credit card	132	168	108
Direct/Indirect consumer	76	92	24
Total
U.S. credit card	$804	$856	$207
Non-U.S. credit card	132	168	108
Direct/Indirect consumer	135	117	24

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at March 31, 2015 and December 31, 2014.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014
U.S. credit card	$412	$450	$364	$397	$3	$9	$779	$856	85.86%	84.99%
Non-U.S. credit card	33	41	14	16	105	111	152	168	47.71	47.56
Direct/Indirect consumer	35	50	24	34	30	33	89	117	86.05	85.21
Total renegotiated TDRs	$480	$541	$402	$447	$138	$153	$1,020	$1,141	80.19	79.51
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

The table below provides information on the Corporation's renegotiated TDR portfolio including the March 31, 2015 and 2014 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three months ended March 31, 2015 and 2014, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended March 31, 2015 and 2014
	March 31, 2015				Three Months Ended March 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$69	$76	17.07%	5.09%	$2
Non-U.S. credit card	39	46	24.11	0.29	2
Direct/Indirect consumer	8	5	6.68	5.74	3
Total	$116	$127	19.18	3.38	$7

	March 31, 2014				Three Months Ended March 31, 2014
U.S. credit card	$90	$100	16.68%	5.19%	$3
Non-U.S. credit card	57	68	25.78	0.51	2
Direct/Indirect consumer	12	9	9.83	4.56	3
Other consumer	2	2	8.51	4.90	—
Total	$161	$179	19.67	3.39	$8

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three months ended March 31, 2015 and 2014.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended March 31, 2015
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$51	$25	$—	$76
Non-U.S. credit card	1	2	43	46
Direct/Indirect consumer	—	—	5	5
Total renegotiated TDRs	$52	$27	$48	$127

	Three Months Ended March 31, 2014
U.S. credit card	$70	$30	$—	$100
Non-U.S. credit card	3	3	62	68
Direct/Indirect consumer	3	1	5	9
Other consumer	2	—	—	2
Total renegotiated TDRs	$78	$34	$67	$179
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 83 percent of new non-U.S. credit card TDRs and 12 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three months ended March 31, 2015 and 2014 that had been modified in a TDR during the preceding 12 months were $12 million and $13 million for U.S. credit card, $41 million and $56 million for non-U.S. credit card, and $1 million and $2 million for direct/indirect consumer.

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

At March 31, 2015 and December 31, 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $264 million and $67 million at March 31, 2015 and December 31, 2014.

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three months ended March 31, 2015 and 2014 for impaired loans in the Corporation's Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial
				Three Months Ended March 31
	March 31, 2015			2015		2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
U.S. commercial	$626	$605	$—	$628	$3	$519	$2
Commercial real estate	110	93	—	71	1	220	1
Non-U.S. commercial	8	8	—	4	—	10	—
With an allowance recorded
U.S. commercial	$1,061	$827	$76	$818	$13	$1,306	$15
Commercial real estate	425	230	26	332	3	702	7
Non-U.S. commercial	123	114	18	66	1	71	1
U.S. small business commercial (2)	105	118	35	121	—	170	1
Total
U.S. commercial	$1,687	$1,432	$76	$1,446	$16	$1,825	$17
Commercial real estate	535	323	26	403	4	922	8
Non-U.S. commercial	131	122	18	70	1	81	1
U.S. small business commercial (2)	105	118	35	121	—	170	1

	December 31, 2014
With no recorded allowance
U.S. commercial	$668	$650	$—
Commercial real estate	60	48	—
With an allowance recorded
U.S. commercial	$1,139	$839	$75
Commercial real estate	678	495	48
Non-U.S. commercial	47	44	1
U.S. small business commercial (2)	133	122	35
Total
U.S. commercial	$1,807	$1,489	$75
Commercial real estate	738	543	48
Non-U.S. commercial	47	44	1
U.S. small business commercial (2)	133	122	35

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

The table below presents the March 31, 2015 and 2014 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three months ended March 31, 2015 and 2014, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended March 31, 2015 and 2014
	March 31, 2015		Three Months Ended March 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$346	$327	$3
Commercial real estate	34	33	—
Non-U.S. commercial	8	8	—
U.S. small business commercial (1)	2	2	—
Total	$390	$370	$3

	March 31, 2014		Three Months Ended March 31, 2014
U.S. commercial	$443	$276	$2
Commercial real estate	269	269	—
Non-U.S. commercial	58	58	—
U.S. small business commercial (1)	2	2	—
Total	$772	$605	$2

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $110 million and $95 million for U.S. commercial and $60 million and $121 million for commercial real estate at March 31, 2015 and 2014.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the settlement with FNMA. For more information on the settlement with FNMA, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees of the Corporation's 2014 Annual Report on Form 10-K. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during 2014 were due to lower expected loss rates and a decrease in forecasted prepayment speeds. The reclassifications to nonaccretable difference in the three months ended March 31, 2015 were due to an increase in forecasted prepayment speeds as a result of lower interest rates. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)
Accretable yield, January 1, 2014	$6,694
Accretion	(1,061)
Disposals/transfers	(506)
Reclassifications from nonaccretable difference	481
Accretable yield, December 31, 2014	5,608
Accretion	(233)
Disposals/transfers	(136)
Reclassifications to nonaccretable difference	(72)
Accretable yield, March 31, 2015	$5,167

During the three months ended March 31, 2015 and 2014, the Corporation sold PCI loans with a carrying value of $586 million and $454 million, excluding the related allowance of $110 million and $158 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.

Loans Held-for-sale

The Corporation had LHFS of $9.7 billion and $12.8 billion at March 31, 2015 and December 31, 2014. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $11.6 billion and $8.3 billion for the three months ended March 31, 2015 and 2014. Cash used for originations and purchases of LHFS totaled $10.6 billion and $10.0 billion for the three months ended March 31, 2015 and 2014.

NOTE 5 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, January 1	$5,935	$4,047	$4,437	$14,419
Loans and leases charged off	(552)	(964)	(129)	(1,645)
Recoveries of loans and leases previously charged off	183	216	52	451
Net charge-offs	(369)	(748)	(77)	(1,194)
Write-offs of PCI loans	(288)	—	—	(288)
Provision for loan and lease losses	(28)	647	137	756
Other (1)	—	(17)	—	(17)
Allowance for loan and lease losses, March 31	5,250	3,929	4,497	13,676
Reserve for unfunded lending commitments, January 1	—	—	528	528
Provision for unfunded lending commitments	—	—	9	9
Reserve for unfunded lending commitments, March 31	—	—	537	537
Allowance for credit losses, March 31	$5,250	$3,929	$5,034	$14,213

	Three Months Ended March 31, 2014
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(596)	(1,128)	(144)	(1,868)
Recoveries of loans and leases previously charged off	167	218	95	480
Net charge-offs	(429)	(910)	(49)	(1,388)
Write-offs of PCI loans	(391)	—	—	(391)
Provision for loan and lease losses	(141)	791	334	984
Other (1)	(1)	(11)	(3)	(15)
Allowance for loan and lease losses, March 31	7,556	4,775	4,287	16,618
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	25	25
Reserve for unfunded lending commitments, March 31	—	—	509	509
Allowance for credit losses, March 31	$7,556	$4,775	$4,796	$17,127

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

During the three months ended March 31, 2015, for the PCI loan portfolio, the Corporation recorded a benefit of $50 million in the provision for credit losses with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. This compared to no provision for credit losses in the same period in 2014. Write-offs in the PCI loan portfolio totaled $288 million with a corresponding decrease in the PCI valuation allowance during the three months ended March 31, 2015 compared to $391 million for the same period in 2014. Write-offs included $110 million associated with the sale of PCI loans during the three months ended March 31, 2015 compared to $158 million for the same period in 2014. The valuation allowance associated with the PCI loan portfolio was $1.3 billion and $1.7 billion at March 31, 2015 and December 31, 2014.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at March 31, 2015 and December 31, 2014.

Allowance and Carrying Value by Portfolio Segment
	March 31, 2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$727	$314	$155	$1,196
Carrying value (3)	24,991	1,020	1,995	28,006
Allowance as a percentage of carrying value	2.91%	30.78%	7.77%	4.27%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$3,209	$3,615	$4,342	$11,166
Carrying value (3, 4)	246,966	179,911	395,068	821,945
Allowance as a percentage of carrying value (4)	1.30%	2.01%	1.10%	1.36%
Purchased credit-impaired loans
Valuation allowance	$1,314	n/a	n/a	$1,314
Carrying value gross of valuation allowance	19,539	n/a	n/a	19,539
Valuation allowance as a percentage of carrying value	6.73%	n/a	n/a	6.73%
Total
Allowance for loan and lease losses	$5,250	$3,929	$4,497	$13,676
Carrying value (3, 4)	291,496	180,931	397,063	869,490
Allowance as a percentage of carrying value (4)	1.80%	2.17%	1.13%	1.57%

	December 31, 2014
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$727	$339	$159	$1,225
Carrying value (3)	25,628	1,141	2,198	28,967
Allowance as a percentage of carrying value	2.84%	29.71%	7.23%	4.23%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$3,556	$3,708	$4,278	$11,542
Carrying value (3, 4)	255,525	183,430	384,019	822,974
Allowance as a percentage of carrying value (4)	1.39%	2.02%	1.11%	1.40%
Purchased credit-impaired loans
Valuation allowance	$1,652	n/a	n/a	$1,652
Carrying value gross of valuation allowance	20,769	n/a	n/a	20,769
Valuation allowance as a percentage of carrying value	7.95%	n/a	n/a	7.95%
Total
Allowance for loan and lease losses	$5,935	$4,047	$4,437	$14,419
Carrying value (3, 4)	301,922	184,571	386,217	872,710
Allowance as a percentage of carrying value (4)	1.97%	2.19%	1.15%	1.65%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $35 million related to impaired U.S. small business commercial at both March 31, 2015 and December 31, 2014.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.5 billion and $8.7 billion at March 31, 2015 and December 31, 2014.
n/a = not applicable

NOTE 6 – Securitizations and Other Variable Interest Entities

The Corporation utilizes variable interest entities (VIEs) in the ordinary course of business to support its own and its customers' financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation's utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2015 and December 31, 2014, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at March 31, 2015 and December 31, 2014 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Securities and Note 14 – Fair Value Measurements. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables in this Note.

Except as described below and in Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2015 or the year ended December 31, 2014 that it was not previously contractually required to provide, nor does it intend to do so.

Mortgage-related Securitizations

First-lien Mortgages

As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of RMBS guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or GNMA primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase and the Corporation may also securitize loans held in its residential mortgage portfolio. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.

The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2015 and 2014.

First-lien Mortgage Securitizations
	Three Months Ended March 31
	Residential Mortgage
	Agency		Commercial Mortgage
(Dollars in millions)	2015	2014	2015	2014
Cash proceeds from new securitizations (1)	$7,571	$7,466	$2,156	$704
Gain (loss) on securitizations (2)	173	(11)	(7)	27

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $169 million and $198 million, net of hedges, during the three months ended March 31, 2015 and 2014, are not included in the table above.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $5.4 billion and $506 million in connection with first-lien mortgage securitizations for the three months ended March 31, 2015 and 2014. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three months ended March 31, 2015 and 2014, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $389 million and $494 million during the three months ended March 31, 2015 and 2014. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $9.6 billion and $10.4 billion at March 31, 2015 and December 31, 2014. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three months ended March 31, 2015 and 2014, $1.1 billion and $1.3 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2015 and December 31, 2014.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Unconsolidated VIEs
Maximum loss exposure (1)	$19,523	$14,918	$1,223	$1,288	$3,089	$3,167	$654	$710	$324	$352
On-balance sheet assets
Senior securities held (2):
Trading account assets	$526	$584	$3	$3	$25	$14	$49	$81	$79	$54
Debt securities carried at fair value	18,178	13,473	755	816	2,716	2,811	378	383	14	76
Held-to-maturity securities	796	837	—	—	—	—	—	—	37	42
Subordinate securities held (2):
Trading account assets	—	—	—	—	18	—	2	1	39	58
Debt securities carried at fair value	—	—	11	12	4	5	—	—	55	58
Held-to-maturity securities	—	—	—	—	—	—	—	—	13	15
Residual interests held	—	—	12	10	—	—	—	—	41	22
All other assets (3)	23	24	51	56	1	1	225	245	—	—
Total retained positions	$19,523	$14,918	$832	$897	$2,764	$2,831	$654	$710	$278	$325
Principal balance outstanding (4)	$386,169	$397,055	$19,304	$20,167	$31,601	$32,592	$48,208	$50,054	$25,034	$20,593

Consolidated VIEs
Maximum loss exposure (1)	$36,644	$38,345	$76	$77	$197	$206	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,099	$1,538	$—	$—	$29	$30	$—	$—	$—	$—
Loans and leases	34,734	36,187	128	130	767	768	—	—	—	—
Allowance for loan and lease losses	(2)	(2)	—	—	—	—	—	—	—	—
All other assets	815	623	6	6	14	15	—	—	—	—
Total assets	$36,646	$38,346	$134	$136	$810	$813	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$2	$1	$55	$56	$770	$770	$—	$—	$—	$—
All other liabilities	1	—	3	3	11	13	—	—	—	—
Total liabilities	$3	$1	$58	$59	$781	$783	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 17 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $365 million and $635 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $365 million and $635 million, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at March 31, 2015 and December 31, 2014.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three months ended March 31, 2015 and 2014, and all of the home equity trusts that hold revolving home equity lines of credit have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at March 31, 2015 and December 31, 2014.

Home Equity Loan VIEs
	March 31, 2015			December 31, 2014
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$942	$5,061	$6,003	$991	$5,224	$6,215
On-balance sheet assets
Trading account assets	$—	$47	$47	$—	$14	$14
Debt securities carried at fair value	—	44	44	—	39	39
Loans and leases	954	—	954	1,014	—	1,014
Allowance for loan and lease losses	(52)	—	(52)	(56)	—	(56)
All other assets	40	—	40	33	—	33
Total	$942	$91	$1,033	$991	$53	$1,044
On-balance sheet liabilities
Long-term debt	$995	$—	$995	$1,076	$—	$1,076
Total	$995	$—	$995	$1,076	$—	$1,076
Principal balance outstanding	$954	$6,133	$7,087	$1,014	$6,362	$7,376

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

The maximum loss exposure in the table above includes the Corporation's obligation to provide subordinated funding to the consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At March 31, 2015 and December 31, 2014, home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $6.0 billion and $6.3 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $36 million and $39 million at March 31, 2015 and December 31, 2014, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows.

Credit Card Securitizations

The Corporation securitizes originated and purchased credit card loans. The Corporation's continuing involvement with the securitization trust includes servicing the receivables, retaining an undivided interest (seller's interest) in the receivables, and holding certain retained interests including senior and subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The seller's interest in the trust, which is pari passu to the investors' interest, is classified in loans and leases.

The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at March 31, 2015 and December 31, 2014.

Credit Card VIEs
(Dollars in millions)	March 31 2015	December 31 2014
Consolidated VIEs
Maximum loss exposure	$38,996	$43,139
On-balance sheet assets
Derivative assets	$—	$1
Loans and leases (1)	49,927	53,068
Allowance for loan and lease losses	(1,810)	(1,904)
All other assets (2)	389	391
Total	$48,506	$51,556
On-balance sheet liabilities
Long-term debt	$9,484	$8,401
All other liabilities	26	16
Total	$9,510	$8,417

(1)	At March 31, 2015 and December 31, 2014, loans and leases included $31.1 billion and $36.9 billion of seller's interest.

(2)	At March 31, 2015 and December 31, 2014, all other assets included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

During the three months ended March 31, 2015 and 2014, $1.1 billion and $1.8 billion of new senior debt securities were issued to third-party investors from the credit card securitization trust.

The Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.5 billion and $7.4 billion at March 31, 2015 and December 31, 2014. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $178 million and $282 million of these subordinate securities issued during the three months ended March 31, 2015 and 2014.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at March 31, 2015 and December 31, 2014.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Unconsolidated VIEs
Maximum loss exposure	$8,051	$8,569	$2,045	$2,100	$69	$77
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$941	$767	$2	$25	$—	$6
Debt securities carried at fair value	6,246	6,945	—	—	59	61
Held-to-maturity securities	736	740	—	—	—	—
Subordinate securities held (1, 2):
Trading account assets	52	37	—	—	—	—
Debt securities carried at fair value	74	73	—	—	—	—
Residual interests held (3)	2	7	—	—	—	—
All other assets	—	—	—	—	10	10
Total retained positions	$8,051	$8,569	$2	$25	$69	$77
Total assets of VIEs (4)	$30,563	$28,065	$3,237	$3,314	$522	$1,276

Consolidated VIEs
Maximum loss exposure	$200	$654	$2,027	$2,440	$65	$92
On-balance sheet assets
Trading account assets	$496	$1,295	$2,038	$2,452	$—	$—
Loans held-for-sale	—	—	—	—	495	555
All other assets	—	—	1	—	54	54
Total assets	$496	$1,295	$2,039	$2,452	$549	$609
On-balance sheet liabilities
Short-term borrowings	$—	$—	$630	$1,032	$—	$—
Long-term debt	296	641	12	12	483	516
All other liabilities	—	—	—	—	1	1
Total liabilities	$296	$641	$642	$1,044	$484	$517

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $6.1 billion and $2.3 billion of securities during the three months ended March 31, 2015 and 2014. Securities transferred into resecuritization vehicles during the three months ended March 31, 2015 and 2014 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

Municipal Bond Trusts

The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors. The Corporation may transfer assets into the trusts and may also serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates. Should the Corporation be unable to remarket the tendered certificates, it may be obligated to purchase them at par under standby liquidity facilities. The Corporation also provides credit enhancement to investors in certain municipal bond trusts whereby the Corporation guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond.

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.0 billion and $2.1 billion at March 31, 2015 and December 31, 2014. The weighted-average remaining life of bonds held in the trusts at March 31, 2015 was seven years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2015 and 2014.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At March 31, 2015 and December 31, 2014, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $1.1 billion and $1.9 billion, including trusts collateralized by automobile loans of $313 million and $400 million, student loans of $549 million and $609 million, and other loans of $209 million and $876 million.

Other Variable Interest Entities

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2015 and December 31, 2014.

Other VIEs
	March 31, 2015			December 31, 2014
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$6,731	$11,392	$18,123	$7,981	$12,391	$20,372
On-balance sheet assets
Trading account assets	$1,520	$376	$1,896	$1,575	$355	$1,930
Derivative assets	5	298	303	5	284	289
Debt securities carried at fair value	—	188	188	—	483	483
Loans and leases	3,261	2,413	5,674	4,020	2,693	6,713
Allowance for loan and lease losses	(5)	—	(5)	(6)	—	(6)
Loans held-for-sale	731	667	1,398	1,267	814	2,081
All other assets	1,629	6,239	7,868	1,641	6,374	8,015
Total	$7,141	$10,181	$17,322	$8,502	$11,003	$19,505
On-balance sheet liabilities
Long-term debt (1)	$1,845	$—	$1,845	$1,834	$—	$1,834
All other liabilities	81	2,579	2,660	105	2,643	2,748
Total	$1,926	$2,579	$4,505	$1,939	$2,643	$4,582
Total assets of VIEs	$7,141	$36,968	$44,109	$8,502	$41,467	$49,969

(1)
Includes $780 million and $705 million of long-term debt at March 31, 2015 and $780 million and $584 million of long-term debt at December 31, 2014 issued by consolidated investment vehicles and customer vehicles, respectively, which has recourse to the general credit of the Corporation.

Customer Vehicles

Customer vehicles include credit-linked, equity-linked and commodity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument. The Corporation may transfer assets to and invest in securities issued by these vehicles. The Corporation typically enters into credit, equity, interest rate, commodity or foreign currency derivatives to synthetically create or alter the investment profile of the issued securities.

The Corporation's maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $3.6 billion and $4.7 billion at March 31, 2015 and December 31, 2014, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $650 million and $658 million at March 31, 2015 and December 31, 2014, that are included in the table above.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated CDOs totaled $732 million and $780 million at March 31, 2015 and December 31, 2014. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.

At March 31, 2015, the Corporation had $1.2 billion of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 10 – Commitments and Contingencies.

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At both March 31, 2015 and December 31, 2014, the Corporation's consolidated investment vehicles had total assets of $1.1 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $8.8 billion and $11.2 billion at March 31, 2015 and December 31, 2014. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $4.3 billion and $5.1 billion at March 31, 2015 and December 31, 2014 comprised primarily of on-balance sheet assets less non-recourse liabilities.

The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $250 million and $660 million, including a funded balance of $150 million and $431 million at March 31, 2015 and December 31, 2014, which were classified in other debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $3.2 billion and $3.3 billion at March 31, 2015 and December 31, 2014. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles with total assets of $6.2 billion at both March 31, 2015 and December 31, 2014, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

NOTE 7 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sells pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monoline insurers or other financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies make or have made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, subsequent to repurchasing the loan, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor, where the contract so provides. In the case of private-label securitizations, the applicable agreements may permit investors, which may include the GSEs, with sufficient holdings to direct or influence action by the securitization trustee. In the case of loans sold to parties other than the GSEs or GNMA, the Corporation believes the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer or other financial guarantor (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan's performance. Currently, the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the claims are typically resolved promptly.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss is based upon currently available information, significant judgment, and a number of factors and assumptions, including those discussed in Liability for Representations and Warranties and Corporate Guarantees in this Note, that are subject to change. Changes to any one of these factors could significantly impact the liability for representations and warranties exposures and the corresponding estimated range of possible loss and could have a material adverse impact on the Corporation's results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, including various settlements with the GSEs, including settlement amounts which have been significant, with counterparties in lieu of a loan-by-loan review process. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims. The Corporation's liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation's results of operations or cash flows for any particular reporting period. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. The following provides a summary of the settlement with Bank of New York Mellon (BNY Mellon), which remains subject to the satisfaction of certain conditions. For a discussion of other large settlement actions entered into by the Corporation in recent years, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Settlement with the Bank of New York Mellon, as Trustee

On June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which was subsequently merged with and into BANA in July 2011), and its Countrywide affiliates entered into a settlement agreement with BNY Mellon (BNY Mellon Settlement), as trustee (the Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525 Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) containing loans principally originated between 2004 and 2008 for which BNY Mellon acts as trustee or indenture trustee. The Covered Trusts had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and total outstanding principal and unpaid principal balance of loans that had defaulted (collectively, unpaid principal balance) of approximately $220 billion at June 28, 2011.

The BNY Mellon Settlement provides for a cash payment of $8.5 billion to the Trustee for distribution to the Covered Trusts after final approval of the BNY Mellon Settlement. In addition, the Corporation is obligated to pay certain attorneys' fees and costs as well as all fees and expenses incurred by the Trustee related to obtaining final approval of the BNY Mellon Settlement and certain tax rulings.

On March 5, 2015, the New York Appellate Division, First Department issued an order unanimously approving the BNY Mellon Settlement in all respects. The deadline for further appeal has passed. The BNY Mellon Settlement remains subject to certain conditions, including that an Internal Revenue Service private letter ruling be obtained confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts. There can be no assurance as to when or whether such conditions to the BNY Mellon Settlement will be satisfied. If final approval is not obtained by December 31, 2015, the Corporation and Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. If final approval is not obtained, or if the Corporation and Countrywide withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation's future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals described under Private-label Securitizations and Whole-loan Sales Experience in this Note.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty or the representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution. Certain of the claims that have been received are duplicate claims which represent more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews.

The table below presents unresolved repurchase claims at March 31, 2015 and December 31, 2014. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note.

Unresolved Repurchase Claims by Counterparty and Product Type
(Dollars in millions)	March 31 2015	December 31 2014 (1)
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3)	$27,816	$24,489
Monolines (4)	1,546	1,546
GSEs	45	59
Total gross claims (3)	29,407	26,094
Duplicate claims (5)	(3,625)	(3,248)
Total unresolved repurchase claims by counterparty, net of duplicate claims	$25,782	$22,846
By product type
Prime loans	$601	$587
Alt-A	2,734	2,397
Home equity	2,649	2,485
Pay option	6,399	6,294
Subprime	16,276	14,121
Other	748	210
Total (3)	29,407	26,094
Duplicate claims (5)	(3,625)	(3,248)
Total unresolved repurchase claims by product type, net of duplicate claims	$25,782	$22,846

(1)
The December 31, 2014 amounts have been updated to reflect additional claims submitted from a single monoline, currently pursuing litigation, served in the fourth quarter of 2014, and addressed by the Corporation in 2015 pursuant to an existing litigation schedule. For more information on bond insurance litigation, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

(2)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(3)
Includes $14.2 billion and $14.1 billion of claims based on individual file reviews and $13.6 billion and $10.4 billion of claims submitted without individual file reviews at March 31, 2015 and December 31, 2014.

(4)	At March 31, 2015, substantially all of the unresolved monoline claims are currently the subject of litigation with a single monoline insurer and predominately pertain to second-lien loans.

(5)
Represents more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews. The March 31, 2015 and December 31, 2014 amounts include approximately $3.3 billion and $2.9 billion of duplicate claims related to private-label investors submitted without individual loan file reviews.

During the three months ended March 31, 2015, the Corporation received $3.4 billion in new repurchase claims, including $3.2 billion of claims submitted without individual loan file reviews. During the three months ended March 31, 2015, $161 million in claims were resolved.

The continued increase in the notional amount of unresolved repurchase claims during the three months ended March 31, 2015 is primarily due to: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, (3) the lack of an established process to resolve disputes related to these claims, (4) the submission of claims where the Corporation believes the statute of limitations has expired under current law and (5) the submission of duplicate claims, often in multiple submissions, on the same loan. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans found in other claims that is necessary to evaluate a claim. Absent any settlements, the Corporation expects unresolved repurchase claims related to private-label securitizations to continue to increase as such claims continue to be submitted and there is not an established process for the ultimate resolution of such claims on which there is a disagreement.

In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty and Product Type table, the Corporation has received notifications indicating that the Corporation may owe indemnity obligations pertaining to loans for which the Corporation has not received a repurchase request from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions. These notifications totaled $2.0 billion at both March 31, 2015 and December 31, 2014.

The Corporation also from time to time receives correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. The Corporation believes such communications to be procedurally and/or substantively invalid, and generally does not respond to such correspondence.

The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and receipt of other communications, as discussed above, are all factors that inform the Corporation's liability for obligations under representations and warranties and the corresponding estimated range of possible loss.

Government-sponsored Enterprises Experience

As a result of various bulk settlements with the GSEs, the Corporation has resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, the Corporation's exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $18.3 billion and loans with certain defects excluded from the settlements that the Corporation does not believe will be material, such as certain specified violations of the GSEs' charters, fraud and title defects. As of March 31, 2015, of the $18.3 billion, approximately $15.9 billion in principal has been paid and $966 million in principal has defaulted or was severely delinquent. The notional amount of unresolved repurchase claims submitted by the GSEs was $31 million related to these vintages.

Private-label Securitizations and Whole-loan Sales Experience

In private-label securitizations, the applicable contracts contain provisions that investors meet certain presentation thresholds to direct a trustee to assert repurchase claims. However, in certain circumstances, the Corporation believes that trustees have presented repurchase claims without requiring investors to meet contractual voting rights thresholds. Continued high levels of new private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement.

A December 2013 decision by the New York Appellate Division, First Department held that, under New York law, which governs many RMBS trusts, the six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. That decision has been applied by the state and federal courts in several RMBS lawsuits in which the Corporation is not a party, resulting in the dismissal as untimely of claims involving representations and warranties made more than six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, which has taken the case for review and has scheduled arguments for April 30, 2015, this decision would apply to representations and warranties claims and lawsuits brought against the Corporation where New York law governs. A significant amount of representations and warranties claims and/or lawsuits the Corporation has received or may receive involve representations and warranties claims where the statute of limitations has expired under this ruling and has not been tolled by agreement and which the Corporation therefore believes would be untimely. It is possible that in response to the statute of limitations rulings, parties seeking to pursue representations and warranties claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor and/or issuer has run, may pursue alternate legal theories of recovery and/or assert claims against other contractual parties. For example, in 2014, institutional investors filed lawsuits against trustees alleging failure to pursue representations and warranties claims and servicer defaults based upon alleged contractual, statutory and tort theories of liability. The impact on the Corporation, if any, of such alternative legal theories or assertions is unclear.

The Corporation provided representations and warranties in connection with the sale of whole loans and the whole-loan investors may retain the right to make repurchase claims even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors; in other third-party securitizations, the whole-loan investor's rights to enforce the representations and warranties were transferred to the securitization trustees. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files directly. The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation's denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. When a claim has been denied and the Corporation does not hear from the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.

At March 31, 2015 and December 31, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims, net of duplicate claims, submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $24.1 billion and $21.2 billion. These repurchase claims at March 31, 2015 and December 31, 2014 include claims in the amount of $6.4 billion and $4.7 billion, net of duplicate claims, where the Corporation believes the statute of limitations has expired under current law, and $4.1 billion and $4.0 billion in claims, net of duplicate claims, related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities. The Corporation has performed an initial review with respect to substantially all of these claims and, although the Corporation does not believe a valid basis for repurchase has been established by the claimant, it considers such claims activity in the computation of its liability for representations and warranties.

Monoline Insurers Experience

For a description of the Corporation's experience with monoline insurers, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices). For more information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

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

The Corporation's liability and corresponding estimated range of possible loss at March 31, 2015 for obligations under representations and warranties given to the GSEs considers a number of factors. These include the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. In addition, the liability for representations and warranties and corporate guarantees and corresponding estimated range of possible loss consider such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors.

The Corporation's non-GSE representations and warranties liability and the corresponding estimated range of possible loss at March 31, 2015 considers, among other things, implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also considers more recent experience, such as claim activity, notification of potential indemnification obligations, its experience with various counterparties, recent court decisions related to the statute of limitations as summarized above and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

A factor that impacts the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures is the likelihood that claims will be presented, which is impacted by a number of factors, including contractual provisions that investors meet certain presentation thresholds under the non-GSE securitization agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. However, in certain circumstances the Corporation believes that trustees have presented repurchase claims without requiring investors to meet contractual voting rights thresholds. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, claimants have come forward on certain securitizations and the Corporation believes it is probable that other claimants may continue to come forward with claims that meet the contractual requirements of other securitizations. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Estimated Range of Possible Loss in this Note.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Liability for representations and warranties and corporate guarantees, January 1	$12,081	$13,282
Additions for new sales	1	3
Net reductions	(174)	(52)
Provision	84	178
Liability for representations and warranties and corporate guarantees, March 31	$11,992	$13,411

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of March 31, 2015. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. Although the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where the applicable statute of limitations has expired under current law, these exposures are considered in the determination of the estimated range of possible loss.

Estimated Range of Possible Loss

The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $4 billion over existing accruals at March 31, 2015. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider losses related to servicing (except as such losses are included as potential costs of the BNY Mellon Settlement), including foreclosure and related costs, fraud, indemnity, or claims (including for RMBS) related to securities law or monoline insurance litigations. Losses with respect to one or more of these matters could be material to the Corporation's results of operations or cash flows for any particular reporting period.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation's assumptions in predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous than those given in GSE transactions, the Corporation does not have sufficient experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

Cash Payments

The Loan Repurchases and Indemnification Payments table presents first-lien and home equity loan repurchases and indemnification payments made by the Corporation to reimburse the investor or securitization trust for losses they incurred, and to resolve repurchase claims. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. Loan repurchases or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while repurchases or indemnification payments related to home equity loans primarily involved the monoline insurers.

Loan Repurchases and Indemnification Payments (excluding cash payments for settlements)
	Three Months Ended March 31
	2015			2014
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$35	$38	$10	$46	$51	$12
Indemnification payments	99	23	23	101	28	28
Total first-lien	134	61	33	147	79	40
Home equity, indemnification payments	4	4	4	11	11	11
Total first-lien and home equity	$138	$65	$37	$158	$90	$51

NOTE 8 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at March 31, 2015 and December 31, 2014. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	March 31 2015	December 31 2014
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,698	9,698
Global Banking	23,923	23,923
Global Markets	5,197	5,197
All Other	835	836
Total goodwill	$69,776	$69,777
For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. Allocated capital is based on multiple considerations that include, but are not limited to, risk-weighted assets measured under the Basel 3 Standardized and Advanced approaches, business segment exposures and risk profile, and strategic plans. The goodwill impairment test involves comparing the fair value of each reporting unit with its carrying value, including goodwill, as measured by allocated equity.

Effective January 1, 2015, the Corporation realigned its reporting segments. See Note 1 – Summary of Significant Accounting Principles for additional information. As part of the realignment, the Corporation moved a portion of the Business Banking business, including $1.6 billion of goodwill, from the former Consumer & Business Banking segment to Global Banking. This business constitutes a new reporting unit, Business Banking Regions, within the Global Banking segment. The remaining portion of the Business Banking business will be evaluated with Deposits as a single reporting unit within Consumer Banking. Prior periods have been reclassified to conform to current period presentation. The realignment triggered a test for goodwill impairment, which was performed both immediately before and after the realignment. In performing the goodwill impairment test, the Corporation compared the fair value of the affected reporting units with their carrying value as measured by allocated equity. The fair value of the affected reporting units exceeded their carrying value and, accordingly, no goodwill impairment resulted from the realignment. See Note 1 – Summary of Significant Accounting Principles and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K for additional information regarding testing goodwill for impairment.

There was no goodwill in LAS at March 31, 2015 and December 31, 2014.

Intangible Assets

The table below presents the gross carrying value and accumulated amortization for intangible assets at March 31, 2015 and December 31, 2014.

Intangible Assets (1, 2)
	March 31, 2015			December 31, 2014
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,457	$4,555	$902	$5,504	$4,527	$977
Core deposit intangibles	1,779	1,414	365	1,779	1,382	397
Customer relationships	4,025	2,735	1,290	4,025	2,648	1,377
Affinity relationships	1,557	1,297	260	1,565	1,283	282
Other intangibles	2,045	471	1,574	2,045	466	1,579
Total intangible assets	$14,863	$10,472	$4,391	$14,918	$10,306	$4,612

(1)	Excludes fully amortized intangible assets.

(2)	At March 31, 2015 and December 31, 2014, none of the intangible assets were impaired.

The table below presents intangible asset amortization expense for the three months ended March 31, 2015 and 2014.

Amortization Expense
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Purchased credit card and Affinity relationships	$89	$105
Core deposit intangibles	32	36
Customer relationships	87	91
Other intangibles	5	7
Total amortization expense	$213	$239

The table below presents estimated future intangible asset amortization expense as of March 31, 2015.

Estimated Future Amortization Expense
(Dollars in millions)	Remainder of 2015	2016	2017	2018	2019	2020
Purchased credit card and Affinity relationships	$268	$299	$239	$180	$121	$62
Core deposit intangibles	91	104	90	80	—	—
Customer relationships	253	325	310	302	—	—
Other intangibles	10	9	6	3	2	—
Total estimated future amortization expense	$622	$737	$645	$565	$123	$62

NOTE 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	Three Months Ended March 31
	Amount		Rate
(Dollars in millions)	2015	2014	2015	2014
Average during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$213,931	$212,504	0.44%	0.51%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$214,722	$204,804	0.94%	1.03%
Short-term borrowings	29,412	48,168	1.47	0.75
Total	$244,134	$252,972	1.01	0.97

Maximum month-end balance during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$226,502	$219,181

Federal funds purchased and securities loaned or sold under agreements to repurchase	$219,212	$216,884
Short-term borrowings	33,270	51,409

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Period-end
Federal funds sold and securities borrowed or purchased under agreements to resell	$206,708	0.42%	$191,823	0.47%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$203,758	1.02%	$201,277	0.98%
Short-term borrowings	33,270	2.00	31,172	1.47
Total	$237,028	1.12	$232,449	1.04

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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2015 and December 31, 2014. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

The "Other" amount in the table, which is included on the Consolidated Balance Sheet in accrued expenses and other liabilities, relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability, representing the obligation to return those securities.

Gross assets and liabilities in the table include activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries and, accordingly, these are reported on a gross basis.

The column titled "Financial Instruments" in the table includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to the net balance sheet amount in this table to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is not certain is not included.

Securities Financing Agreements
	March 31, 2015
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell (1)	$343,394	$(136,686)	$206,708	$(164,058)	$42,650

Securities loaned or sold under agreements to repurchase	$340,431	$(136,686)	$203,745	$(165,035)	$38,710
Other	12,326	—	12,326	(12,326)	—
Total	$352,757	$(136,686)	$216,071	$(177,361)	$38,710

	December 31, 2014
Securities borrowed or purchased under agreements to resell (1)	$316,567	$(124,744)	$191,823	$(145,573)	$46,250

Securities loaned or sold under agreements to repurchase	$326,007	$(124,744)	$201,263	$(164,306)	$36,957
Other	11,641	—	11,641	(11,641)	—
Total	$337,648	$(124,744)	$212,904	$(175,947)	$36,957

(1)	Excludes repurchase activity of $7.7 billion and $5.6 billion reported in loans and leases on the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014.

NOTE 10 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $14.6 billion and $15.7 billion at March 31, 2015 and December 31, 2014. At March 31, 2015, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $556 million, including deferred revenue of $19 million and a reserve for unfunded lending commitments of $537 million. At December 31, 2014, the comparable amounts were $546 million, $18 million and $528 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $8.9 billion and $9.9 billion at March 31, 2015 and December 31, 2014 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $329 million and $405 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments
	March 31, 2015
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$76,170	$103,314	$143,400	$26,557	$349,441
Home equity lines of credit	6,440	20,439	9,931	16,551	53,361
Standby letters of credit and financial guarantees (1)	10,020	4,290	931	18,441	33,682
Letters of credit	1,643	293	30	48	2,014
Legally binding commitments	94,273	128,336	154,292	61,597	438,498
Credit card lines (2)	369,533	—	—	—	369,533
Total credit extension commitments	$463,806	$128,336	$154,292	$61,597	$808,031

	December 31, 2014
Notional amount of credit extension commitments
Loan commitments	$79,897	$97,583	$146,743	$18,942	$343,165
Home equity lines of credit	6,292	19,679	12,319	15,417	53,707
Standby letters of credit and financial guarantees (1)	19,259	9,106	4,519	1,807	34,691
Letters of credit	1,883	157	35	88	2,163
Legally binding commitments	107,331	126,525	163,616	36,254	433,726
Credit card lines (2)	363,989	—	—	—	363,989
Total credit extension commitments	$471,320	$126,525	$163,616	$36,254	$797,715

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.3 billion and $8.0 billion at March 31, 2015, and $26.1 billion and $8.2 billion at December 31, 2014. Amounts include consumer SBLCs of $373 million and $396 million at March 31, 2015 and December 31, 2014.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At March 31, 2015 and December 31, 2014, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.2 billion and $1.8 billion, which upon settlement will be included in loans or LHFS.

At March 31, 2015 and December 31, 2014, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $105.8 billion and $73.2 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $85.1 billion and $55.8 billion. These commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.9 billion, $2.3 billion, $1.9 billion, $1.5 billion and $1.3 billion for the remainder of 2015 and the years through 2019, respectively, and $5.1 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both March 31, 2015 and December 31, 2014, the notional amount of these guarantees totaled $13.6 billion and the Corporation's maximum exposure related to these guarantees totaled $3.1 billion with estimated maturity dates between 2031 and 2039. The net fair value including the fee receivable associated with these guarantees was $22 million and $25 million at March 31, 2015 and December 31, 2014, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three months ended March 31, 2015 and 2014, the sponsored entities processed and settled $154.6 billion and $149.4 billion of transactions and recorded losses of $4 million in both periods. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At March 31, 2015 and December 31, 2014, the sponsored merchant processing servicers held as collateral $143 million and $130 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2015 and December 31, 2014, the maximum potential exposure for sponsored transactions totaled $262.1 billion and $269.3 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $494 million and $527 million with commercial banks at March 31, 2015 and December 31, 2014 and $1.2 billion with VIEs at both March 31, 2015 and December 31, 2014. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.3 billion and $6.2 billion at March 31, 2015 and December 31, 2014. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority, which has subsequently been replaced by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $266 million and $378 million at March 31, 2015 and December 31, 2014. The Corporation recorded no expense for the three months ended March 31, 2015 compared to $141 million of expense for the same period in 2014. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).

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

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, certain subsidiaries of the Corporation are registered broker-dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the European Commission, the PRA, the FCA and other international, federal and state securities regulators. In connection with formal and informal inquiries, the Corporation and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of the Corporation's regulated activities.

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $370 million and $6.0 billion was recognized for the three months ended March 31, 2015 and 2014.

For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its material litigation, regulatory and governmental matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $2.5 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation's maximum loss exposure.

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

Interchange and Related Litigation

Following approval of the class settlement agreement, a number of class members opted out of the settlement; the Corporation was named in two opt-out suits, as well as in an action brought by cardholders. In the cardholder action, the parties have moved for reconsideration of the court's November 26, 2014 decision dismissing the Sherman Act claim, and have also appealed the decision to the U.S. Court of Appeals for the Second Circuit.

LIBOR, Other Reference Rate and Foreign Exchange (FX) Inquiries and Litigation

In the civil actions filed against the Corporation and other FX market participants, plaintiff in the Foreign Action appealed the dismissal of the action, but voluntarily dismissed the appeal with prejudice on April 24, 2015. In April 2015, the Corporation and BANA agreed to settle the U.S. Action for $180 million, which was fully accrued as of March 31, 2015. The agreement is subject to execution of a final settlement agreement and court approval.

Mortgage-backed Securities Litigation

Prudential Insurance Litigation

The parties have agreed to resolve Prudential's claims for an amount that is not material to the Corporation's results of operations, and that was fully accrued as of March 31, 2015. Pursuant to the settlement, Prudential has filed stipulations for dismissal of all claims with prejudice.

Ocala Investor Litigation

On March 25, 2015, BANA and Deutsche Bank AG entered into a final agreement to settle the 2009 Actions. On March 30, 2015, BANA and BNP Paribas Mortgage Corporation entered into a final agreement to settle the 2009 Actions. The aggregate amount of the settlements was $315 million, which was fully accrued as of December 31, 2014.

O'Donnell Litigation

On February 20, 2015, Countrywide Home Loans, Inc., Countrywide Bank, FSB and BANA appealed the verdict and judgment previously rendered by the U.S. District Court for the Southern District of New York to the U.S. Court of Appeals for the Second Circuit.

Policemen's Annuity Litigation

On March 12, 2015, the court approved the settlement in all respects and issued a final judgment dismissing all claims with prejudice.

NOTE 11 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock in 2015 and through April 29, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 16, 2015	June 5, 2015	June 26, 2015	$0.05
February 10, 2015	March 6, 2015	March 27, 2015	0.05

During the three months ended March 31, 2015, in connection with employee stock plans, the Corporation issued approximately 7 million shares and repurchased approximately 3 million shares of its common stock to satisfy tax withholding obligations. At March 31, 2015, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 28, 2018. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of these warrants is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. As a result of the Corporation's first-quarter 2015 dividend of $0.05 per common share, the exercise price of the warrants expiring on January 16, 2019 was adjusted to $13.20. The warrants expiring on October 28, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.

Preferred Stock

During the three months ended March 31, 2015, the Corporation declared $382 million of cash dividends on preferred stock, of which $319 million was paid during the quarter with the remainder paid in April 2015.

On January 27, 2015, the Corporation issued 44,000 shares of its 6.500% Non-Cumulative Preferred Stock, Series Y for $1.1 billion. Dividends will be paid quarterly commencing on April 27, 2015. On March 17, 2015, the Corporation issued 76,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series AA for $1.9 billion. Dividends will be paid semi-annually commencing on September 17, 2015. Series Y and AA preferred stock have a liquidation preference of $25,000 per share and are subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.

Restricted Stock Units

During the three months ended March 31, 2015, the Corporation granted 131 million restricted stock unit (RSU) awards to certain employees under the Key Associate Stock Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2015 and 2014.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2013	$(3,257)	$(4)	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	1,297	(8)	208	49	(126)	1,420
Balance, March 31, 2014	$(1,960)	$(12)	$(2,069)	$(2,358)	$(638)	$(7,037)

Balance, December 31, 2014	$1,343	$17	$(1,661)	$(3,350)	$(669)	$(4,320)
Net change	1,317	19	43	25	(51)	1,353
Balance, March 31, 2015	$2,660	$36	$(1,618)	$(3,325)	$(720)	$(2,967)

(1)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the three months ended March 31, 2015 and 2014.

Changes in OCI Components Before- and After-tax
	Three Months Ended March 31
	2015			2014
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net increase in fair value	$2,320	$(880)	$1,440	$2,389	$(859)	$1,530
Net realized gains reclassified into earnings	(198)	75	(123)	(376)	143	(233)
Net change	2,122	(805)	1,317	2,013	(716)	1,297
Available-for-sale marketable equity securities:
Net increase (decrease) in fair value	32	(13)	19	(13)	5	(8)
Net change	32	(13)	19	(13)	5	(8)
Derivatives:
Net increase (decrease) in fair value	(186)	69	(117)	173	(47)	126
Net realized losses reclassified into earnings	256	(96)	160	131	(49)	82
Net change	70	(27)	43	304	(96)	208
Employee benefit plans:
Net decrease in fair value	(2)	1	(1)	—	—	—
Net realized losses reclassified into earnings	42	(16)	26	13	(5)	8
Settlements, curtailments and other	—	—	—	—	41	41
Net change	40	(15)	25	13	36	49
Foreign currency:
Net decrease in fair value	462	(513)	(51)	(96)	(29)	(125)
Net realized gains reclassified into earnings	—	—	—	(2)	1	(1)
Net change	462	(513)	(51)	(98)	(28)	(126)
Total other comprehensive income	$2,726	$(1,373)	$1,353	$2,219	$(799)	$1,420

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the three months ended March 31, 2015 and 2014. There were no amounts reclassified out of AFS marketable equity securities for the three months ended March 31, 2015 and 2014.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Three Months Ended March 31
Accumulated OCI Components	Income Statement Line Item Impacted	2015	2014
Available-for-sale debt securities:
	Gains on sales of debt securities	$268	$377
	Other loss	(70)	(1)
	Income before income taxes	198	376
	Income tax expense	75	143
	Reclassification to net income	123	233
Derivatives:
Interest rate contracts	Net interest income	(255)	(281)
Equity compensation contracts	Personnel	(1)	150
	Loss before income taxes	(256)	(131)
	Income tax benefit	(96)	(49)
	Reclassification to net income	(160)	(82)
Employee benefit plans:
Net actuarial losses and prior service costs	Personnel	(42)	(13)
	Loss before income taxes	(42)	(13)
	Income tax benefit	(16)	(5)
	Reclassification to net income	(26)	(8)
Foreign currency:
Insignificant items	Other income	—	2
	Income before income taxes	—	2
	Income tax expense	—	1
	Reclassification to net income	—	1
Total reclassification adjustments		$(63)	$144

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2015 and 2014 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2015	2014
Earnings (loss) per common share
Net income (loss)	$3,357	$(276)
Preferred stock dividends	(382)	(238)
Net income (loss) applicable to common shareholders	$2,975	$(514)
Average common shares issued and outstanding	10,518,790	10,560,518
Earnings (loss) per common share	$0.28	$(0.05)

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$2,975	$(514)
Add preferred stock dividends due to assumed conversions	75	—
Net income (loss) allocated to common shareholders	$3,050	$(514)
Average common shares issued and outstanding	10,518,790	10,560,518
Dilutive potential common shares (1)	747,721	—
Total diluted average common shares issued and outstanding	11,266,511	10,560,518
Diluted earnings (loss) per common share	$0.27	$(0.05)

(1)
Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants. There were no potential common shares that are dilutive for the three months ended March 31, 2014 because of the net loss.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three months ended March 31, 2015, the 700 million average dilutive potential common shares were included in the diluted share count under the "if-converted" method. For the three months ended March 31, 2014, the 700 million average dilutive potential common shares were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method.

For the three months ended March 31, 2015 and 2014, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three months ended March 31, 2015 and 2014, average options to purchase 73 million and 101 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the three months ended March 31, 2015 and 2014, average warrants to purchase 122 million and 272 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the three months ended March 31, 2015, average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation using the treasury stock method.

NOTE 14 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 15 – Fair Value Option.

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

During the three months ended March 31, 2015, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at March 31, 2015 and December 31, 2014, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$60,451	$—	$—	$60,451
Trading account assets:
U.S. government and agency securities (2)	34,138	16,729	—	—	50,867
Corporate securities, trading loans and other	494	31,267	2,760	—	34,521
Equity securities	34,110	23,208	340	—	57,658
Non-U.S. sovereign debt	17,860	14,358	508	—	32,726
Mortgage trading loans and ABS	—	8,982	2,106	—	11,088
Total trading account assets	86,602	94,544	5,714	—	186,860
Derivative assets (3)	4,764	953,847	7,450	(904,730)	61,331
AFS debt securities:
U.S. Treasury and agency securities	57,422	2,094	—	—	59,516
Mortgage-backed securities:
Agency	—	181,838	—	—	181,838
Agency-collateralized mortgage obligations	—	13,961	—	—	13,961
Non-agency residential	—	3,624	402	—	4,026
Commercial	—	3,989	—	—	3,989
Non-U.S. securities	2,969	2,974	9	—	5,952
Corporate/Agency bonds	—	365	—	—	365
Other taxable securities	20	8,868	690	—	9,578
Tax-exempt securities	—	9,134	583	—	9,717
Total AFS debt securities	60,411	226,847	1,684	—	288,942
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,272	—	—	—	1,272
Mortgage-backed securities:
Agency	—	15,670	—	—	15,670
Non-agency residential	—	3,869	—	—	3,869
Non-U.S. securities	12,527	1,597	—	—	14,124
Other taxable securities	—	297	—	—	297
Total other debt securities carried at fair value	13,799	21,433	—	—	35,232
Loans and leases	—	6,512	1,954	—	8,466
Mortgage servicing rights	—	—	3,394	—	3,394
Loans held-for-sale	—	7,147	543	—	7,690
Other assets	12,296	971	847	—	14,114
Total assets (4)	$177,872	$1,371,752	$21,586	$(904,730)	$666,480
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,275	$—	$—	$1,275
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	27,129	—	—	27,129
Trading account liabilities:
U.S. government and agency securities	19,941	141	—	—	20,082
Equity securities	25,127	3,898	—	—	29,025
Non-U.S. sovereign debt	15,504	2,259	—	—	17,763
Corporate securities and other	212	7,668	41	—	7,921
Total trading account liabilities	60,784	13,966	41	—	74,791
Derivative liabilities (3)	5,121	946,351	8,531	(907,769)	52,234
Short-term borrowings	—	2,878	15	—	2,893
Accrued expenses and other liabilities	11,602	1,052	10	—	12,664
Long-term debt	—	30,069	2,806	—	32,875
Total liabilities	$77,507	$1,022,720	$11,403	$(907,769)	$203,861

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $16.5 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)	During the three months ended March 31, 2015, approximately $327 million of assets were transferred from Level 2 to Level 1 due to a restriction that was lifted for an equity investment.

	December 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$62,182	$—	$—	$62,182
Trading account assets:
U.S. government and agency securities (2)	33,470	17,549	—	—	51,019
Corporate securities, trading loans and other	243	31,699	3,270	—	35,212
Equity securities	33,518	22,488	352	—	56,358
Non-U.S. sovereign debt	20,348	15,332	574	—	36,254
Mortgage trading loans and ABS	—	10,879	2,063	—	12,942
Total trading account assets	87,579	97,947	6,259	—	191,785
Derivative assets (3)	4,957	972,977	6,851	(932,103)	52,682
AFS debt securities:
U.S. Treasury and agency securities	67,413	2,182	—	—	69,595
Mortgage-backed securities:
Agency	—	165,039	—	—	165,039
Agency-collateralized mortgage obligations	—	14,248	—	—	14,248
Non-agency residential	—	4,175	279	—	4,454
Commercial	—	4,000	—	—	4,000
Non-U.S. securities	3,191	3,029	10	—	6,230
Corporate/Agency bonds	—	368	—	—	368
Other taxable securities	20	9,104	1,667	—	10,791
Tax-exempt securities	—	8,950	599	—	9,549
Total AFS debt securities	70,624	211,095	2,555	—	284,274
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,541	—	—	—	1,541
Mortgage-backed securities:
Agency	—	15,704	—	—	15,704
Non-agency residential	—	3,745	—	—	3,745
Non-U.S. securities	13,270	1,862	—	—	15,132
Other taxable securities	—	299	—	—	299
Total other debt securities carried at fair value	14,811	21,610	—	—	36,421
Loans and leases	—	6,698	1,983	—	8,681
Mortgage servicing rights	—	—	3,530	—	3,530
Loans held-for-sale	—	6,628	173	—	6,801
Other assets	11,581	1,381	911	—	13,873
Total assets (4)	$189,552	$1,380,518	$22,262	$(932,103)	$660,229
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,469	$—	$—	$1,469
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,357	—	—	35,357
Trading account liabilities:
U.S. government and agency securities	18,514	446	—	—	18,960
Equity securities	24,679	3,670	—	—	28,349
Non-U.S. sovereign debt	16,089	3,625	—	—	19,714
Corporate securities and other	189	6,944	36	—	7,169
Total trading account liabilities	59,471	14,685	36	—	74,192
Derivative liabilities (3)	4,493	969,502	7,771	(934,857)	46,909
Short-term borrowings	—	2,697	—	—	2,697
Accrued expenses and other liabilities	10,795	1,250	10	—	12,055
Long-term debt	—	34,042	2,362	—	36,404
Total liabilities (4)	$74,759	$1,059,002	$10,179	$(934,857)	$209,083

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.2 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)
During 2014, the Corporation reclassified certain assets and liabilities within its fair value hierarchy based on a review of its inputs used to measure fair value. Accordingly, approximately $4.1 billion of assets related to U.S. government and agency securities, non-U.S. government securities and equity derivatives, and $570 million of liabilities related to equity derivatives were transferred from Level 1 to Level 2.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2015
				Gross
(Dollars in millions)	Balance January 1 2015	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2015
Trading account assets:
Corporate securities, trading loans and other	$3,270	$(21)	$—	$139	$(95)	$—	$(435)	$171	$(269)	$2,760
Equity securities	352	3	—	—	(1)	—	(5)	9	(18)	340
Non-U.S. sovereign debt	574	85	(109)	2	—	—	(44)	—	—	508
Mortgage trading loans and ABS	2,063	60	—	319	(249)	—	(83)	9	(13)	2,106
Total trading account assets	6,259	127	(109)	460	(345)	—	(567)	189	(300)	5,714
Net derivative assets (3)	(920)	(44)	—	56	(176)	—	25	(46)	24	(1,081)
AFS debt securities:
Non-agency residential MBS	279	(19)	(2)	21	—	—	(9)	132	—	402
Non-U.S. securities	10	—	—	—	—	—	(1)	—	—	9
Other taxable securities	1,667	—	(2)	—	—	—	(42)	—	(933)	690
Tax-exempt securities	599	—	(3)	—	—	—	(13)	—	—	583
Total AFS debt securities	2,555	(19)	(7)	21	—	—	(65)	132	(933)	1,684
Loans and leases (4, 5)	1,983	15	—	—	(1)	—	(43)	6	(6)	1,954
Mortgage servicing rights (5)	3,530	(85)	—	—	—	179	(230)	—	—	3,394
Loans held-for-sale (4)	173	(70)	—	406	(82)	21	(6)	138	(37)	543
Other assets (6)	911	10	—	—	(31)	—	(9)	—	(34)	847
Trading account liabilities – Corporate securities and other	(36)	1	—	2	(8)	—	—	—	—	(41)
Short-term borrowings (4)	—	5	—	—	—	(21)	1	(4)	4	(15)
Accrued expenses and other liabilities	(10)	—	—	—	—	—	—	—	—	(10)
Long-term debt (4)	(2,362)	4	—	132	—	(90)	97	(713)	126	(2,806)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Includes unrealized gains (losses) on AFS debt securities and foreign currency translation adjustments.

(3)	Net derivatives include derivative assets of $7.5 billion and derivative liabilities of $8.5 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(6)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.

During the three months ended March 31, 2015, the transfers into Level 3 included $189 million of trading account assets, $132 million of AFS debt securities, $138 million for LHFS and $713 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate debt securities. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability on certain CLOs. Transfers into Level 3 for LHFS were primarily due to decreased price observability due to a decline in trading activity. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended March 31, 2015, the transfers out of Level 3 included $300 million of trading account assets, $933 million of AFS debt securities and $126 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability for certain corporate debt securities. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability for certain corporate debt securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2014
Trading account assets:
Corporate securities, trading loans and other	$3,559	$122	$—	$286	$(354)	$—	$(238)	$148	$(906)	$2,617
Equity securities	386	19	—	30	(29)	—	—	7	(70)	343
Non-U.S. sovereign debt	468	55	—	23	(6)	—	(6)	—	(1)	533
Mortgage trading loans and ABS	4,631	78	—	366	(552)	—	(224)	—	(12)	4,287
Total trading account assets	9,044	274	—	705	(941)	—	(468)	155	(989)	7,780
Net derivative assets (2)	(224)	14	—	125	(691)	—	(101)	12	26	(839)
AFS debt securities:
Non-U.S securities	107	—	—	—	—	—	(107)	—	—	—
Other taxable securities	3,847	8	(2)	47	—	—	(463)	—	—	3,437
Tax-exempt securities	806	1	1	—	—	—	(25)	—	—	783
Total AFS debt securities	4,760	9	(1)	47	—	—	(595)	—	—	4,220
Loans and leases (3, 4)	3,057	32	—	—	(3)	689	(723)	6	(5)	3,053
Mortgage servicing rights (4)	5,042	(290)	—	—	(20)	265	(232)	—	—	4,765
Loans held-for-sale (3)	929	12	—	—	(3)	—	(201)	—	(1)	736
Other assets (5)	1,669	(60)	—	—	(269)	—	(208)	—	—	1,132
Trading account liabilities – Corporate securities and other	(35)	1	—	3	(7)	—	—	—	2	(36)
Accrued expenses and other liabilities	(10)	1	—	—	—	—	—	—	1	(8)
Long-term debt (3)	(1,990)	(67)	—	46	—	(9)	119	(144)	204	(1,841)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.7 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of private equity investments and certain long-term fixed-rate margin loans that are accounted for under the fair value option.

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

The table below summarizes gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2015 and 2014. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended March 31, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$(21)	$—	$—	$(21)
Equity securities	3	—	—	3
Non-U.S. sovereign debt	85	—	—	85
Mortgage trading loans and ABS	60	—	—	60
Total trading account assets	127	—	—	127
Net derivative assets	(351)	282	25	(44)
AFS debt securities – Non-agency residential MBS	—	—	(19)	(19)
Loans and leases (3)	3	—	12	15
Mortgage servicing rights	(15)	(70)	—	(85)
Loans held-for-sale (3)	(69)	—	(1)	(70)
Other assets	—	(21)	31	10
Trading account liabilities – Corporate securities and other	1	—	—	1
Short-term borrowings (3)	5	—	—	5
Long-term debt (3)	58	—	(54)	4
Total	$(241)	$191	$(6)	$(56)

	Three Months Ended March 31, 2014
Trading account assets:
Corporate securities, trading loans and other	$122	$—	$—	$122
Equity securities	19	—	—	19
Non-U.S. sovereign debt	55	—	—	55
Mortgage trading loans and ABS	78	—	—	78
Total trading account assets	274	—	—	274
Net derivative assets	(168)	173	9	14
AFS debt securities:
Other taxable securities	—	—	8	8
Tax-exempt securities	—	—	1	1
Total AFS debt securities	—	—	9	9
Loans and leases (3)	—	—	32	32
Mortgage servicing rights	(5)	(285)	—	(290)
Loans held-for-sale (3)	—	—	12	12
Other assets	—	(36)	(24)	(60)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (3)	(53)	—	(14)	(67)
Total	$49	$(148)	$25	$(74)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $20 million and losses of $14 million recorded on net derivative assets and other assets were also included for the three months ended March 31, 2015 and 2014.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The table below summarizes changes in unrealized gains (losses) recorded in earnings during the three months ended March 31, 2015 and 2014 for Level 3 assets and liabilities that were still held at March 31, 2015 and 2014. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended March 31, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other (2)	Total
Trading account assets:
Corporate securities, trading loans and other	$(58)	$—	$—	$(58)
Equity securities	(2)	—	—	(2)
Non-U.S. sovereign debt	63	—	—	63
Mortgage trading loans and ABS	(9)	—	—	(9)
Total trading account assets	(6)	—	—	(6)
Net derivative assets	(363)	101	25	(237)
Loans and leases (3)	3	—	26	29
Mortgage servicing rights	(15)	(173)	—	(188)
Loans held-for-sale (3)	(64)	—	(1)	(65)
Other assets	—	(16)	54	38
Trading account liabilities – Corporate securities and other	1	—	—	1
Short-term borrowings (3)	5	—	—	5
Long-term debt (3)	50	—	(54)	(4)
Total	$(389)	$(88)	$50	$(427)

	Three Months Ended March 31, 2014
Trading account assets:
Corporate securities, trading loans and other	$111	$—	$—	$111
Equity securities	17	—	—	17
Non-U.S. sovereign debt	55	—	—	55
Mortgage trading loans and ABS	16	—	—	16
Total trading account assets	199	—	—	199
Net derivative assets	(212)	44	9	(159)
Loans and leases (3)	—	—	28	28
Mortgage servicing rights	(5)	(468)	—	(473)
Loans held-for-sale (3)	—	—	4	4
Other assets	—	(28)	6	(22)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (3)	(53)	—	(14)	(67)
Total	$(70)	$(452)	$34	$(488)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)
Amounts included are primarily recorded in other income (loss). Equity investment gains of $22 million and $18 million recorded on net derivative assets and other assets were also included for the three months ended March 31, 2015 and 2014.

(3)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at March 31, 2015 and December 31, 2014.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2015
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,386	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	402		Prepayment speed	0% to 39% CPR	16%
Loans and leases	1,441		Default rate	0% to 14% CDR	6%
Loans held-for-sale	543		Loss severity	24% to 100%	34%
Commercial loans, debt securities and other	$5,902	Discounted cash flow, Market comparables	Yield	0% to 40%	10%
Trading account assets – Corporate securities, trading loans and other	2,691		Prepayment speed	0% to 30%	15%
Trading account assets – Non-U.S. sovereign debt	508		Default rate	0% to 5%	4%
Trading account assets – Mortgage trading loans and ABS	1,704		Loss severity	25% to 50%	38%
AFS debt securities – Other taxable securities	486		Duration	0 years to 5 years	4 years
Loans and leases	513		Price	$0 to $135	$69
Auction rate securities	$856	Discounted cash flow, Market comparables	Price	$54 to $100	$94
Trading account assets – Corporate securities, trading loans and other	69
AFS debt securities – Other taxable securities	204
AFS debt securities – Tax-exempt securities	583
Structured liabilities
Long-term debt	$(2,806)	Industry standard derivative pricing (2, 3)	Equity correlation	20% to 98%	66%
			Long-dated equity volatilities	4% to 85%	25%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivative assets
Credit derivatives	$(85)	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 25%	14%
			Upfront points	0 points to 100 points	66 points
			Spread to index	25 bps to 450 bps	118 bps
			Credit correlation	24% to 99%	49%
			Prepayment speed	3% to 20% CPR	11%
			Default rate	4% CDR	n/a
			Loss severity	20% to 35%	35%
Equity derivatives	$(1,773)	Industry standard derivative pricing (2)	Equity correlation	20% to 98%	66%
			Long-dated equity volatilities	4% to 85%	25%
Commodity derivatives	$136	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $7/MMBtu	$5/MMBtu
			Correlation	66% to 93%	87%
			Volatilities	17% to 131%	38%
Interest rate derivatives	$641	Industry standard derivative pricing (3)	Correlation (IR/IR)	21% to 99%	50%
			Correlation (FX/IR)	-30% to 40%	-4%
			Long-dated inflation rates	0% to 3%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(1,081)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 194: Trading account assets – Corporate securities, trading loans and other of $2.8 billion, Trading account assets – Non-U.S. sovereign debt of $508 million, Trading account assets – Mortgage trading loans and ABS of $2.1 billion, AFS debt securities – Other taxable securities of $690 million, AFS debt securities – Tax-exempt securities of $583 million, Loans and leases of $2.0 billion and LHFS of $543 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,030	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	483		Prepayment speed	0% to 35% CPR	14%
Loans and leases	1,374		Default rate	2% to 15% CDR	7%
Loans held-for-sale	173		Loss severity	26% to 100%	34%
Commercial loans, debt securities and other	$7,203	Discounted cash flow, Market comparables	Yield	0% to 40%	9%
Trading account assets – Corporate securities, trading loans and other	3,224		Enterprise value/EBITDA multiple	0x to 30x	6x
Trading account assets – Non-U.S. sovereign debt	574		Prepayment speed	1% to 30%	12%
Trading account assets – Mortgage trading loans and ABS	1,580		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	1,216		Loss severity	25% to 40%	38%
Loans and leases	609		Duration	0 years to 5 years	3 years
			Price	$0 to $107	$76
Auction rate securities	$1,096	Discounted cash flow, Market comparables	Price	$60 to $100	$95
Trading account assets – Corporate securities, trading loans and other	46
AFS debt securities – Other taxable securities	451
AFS debt securities – Tax-exempt securities	599
Structured liabilities
Long-term debt	$(2,362)	Industry standard derivative pricing (2, 3)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	6% to 69%	24%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivative assets
Credit derivatives	$22	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 25%	14%
			Upfront points	0 points to 100 points	65 points
			Spread to index	25 bps to 450 bps	119 bps
			Credit correlation	24% to 99%	51%
			Prepayment speed	3% to 20% CPR	11%
			Default rate	4% CDR	n/a
			Loss severity	35%	n/a
Equity derivatives	$(1,560)	Industry standard derivative pricing (2)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	6% to 69%	24%
Commodity derivatives	$141	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $7/MMBtu	$5/MMBtu
			Correlation	82% to 93%	90%
			Volatilities	16% to 98%	35%
Interest rate derivatives	$477	Industry standard derivative pricing (3)	Correlation (IR/IR)	11% to 99%	55%
			Correlation (FX/IR)	-48% to 40%	-5%
			Long-dated inflation rates	0% to 3%	1%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(920)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 195: Trading account assets – Corporate securities, trading loans and other of $3.3 billion, Trading account assets – Non-U.S. sovereign debt of $574 million, Trading account assets – Mortgage trading loans and ABS of $2.1 billion, AFS debt securities – Other taxable securities of $1.7 billion, AFS debt securities – Tax-exempt securities of $599 million, Loans and leases of $2.0 billion and LHFS of $173 million.

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

The level of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At March 31, 2015 and December 31, 2014, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.

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

For auction rate securities, a significant increase in price would result in a significantly higher fair value.

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

For equity derivatives, commodity derivatives, interest rate derivatives and structured liabilities, a significant change in long-dated rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security and an index, between two different commodities, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value; however, the magnitude and direction of the impact depends on whether the Corporation is long or short the exposure.

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2015 and 2014.

Assets Measured at Fair Value on a Nonrecurring Basis
	March 31, 2015		Three Months Ended March 31, 2015
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$565	$22	$(33)
Loans and leases	5	1,167	(231)
Foreclosed properties (1, 2)	—	400	(15)
Other assets	200	—	(1)

	March 31, 2014		Three Months Ended March 31, 2014
Assets
Loans held-for-sale	$4,325	$104	$(3)
Loans and leases	17	1,733	(330)
Foreclosed properties (1, 2)	4	268	(14)
Other assets	77	—	—

(1)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(2)	Excludes $1.2 billion and $1.1 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) as of March 31, 2015 and 2014.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at March 31, 2015 and December 31, 2014.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
	March 31, 2015
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$1,167	Market comparables	OREO discount	0% to 26%	10%
Loans and leases	1,167		Cost to sell	7% to 16%	7%

	December 31, 2014
Instruments backed by residential real estate assets	$4,636	Market comparables	OREO discount	0% to 28%	8%
Loans and leases	4,636		Cost to sell	7% to 14%	8%

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

NOTE 15 – Fair Value Option

The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2015 and December 31, 2014.

Fair Value Option Elections
	March 31, 2015			December 31, 2014
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$60,451	$60,142	$309	$62,182	$61,902	$280
Loans reported as trading account assets (1)	4,190	8,028	(3,838)	4,607	8,487	(3,880)
Trading inventory – other	6,869	n/a	n/a	6,865	n/a	n/a
Consumer and commercial loans	8,466	8,605	(139)	8,681	8,925	(244)
Loans held-for-sale	7,690	8,027	(337)	6,801	6,920	(119)
Other assets	256	270	(14)	253	270	(17)
Long-term deposits	1,275	1,154	121	1,469	1,361	108
Federal funds purchased and securities loaned or sold under agreements to repurchase	27,129	27,503	(374)	35,357	35,332	25
Unfunded loan commitments	329	n/a	n/a	405	n/a	n/a
Short-term borrowings	2,893	2,893	—	2,697	2,697	—
Long-term debt (2)	32,875	32,224	651	36,404	35,815	589

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $31.8 billion and contractual principal outstanding of $31.0 billion at March 31, 2015 compared to $35.3 billion and $34.6 billion at December 31, 2014.

n/a = not applicable

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2015 and 2014. Of the changes in fair value for LHFS, consumer and commercial loans, and loans reported as trading account assets, gains of $39 million, losses of $28 million and gains of $8 million were attributable to changes in borrower-specific credit risk for the three months ended March 31, 2015, respectively, compared to gains of $27 million, gains of $36 million and $0 for the same period in 2014.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended March 31, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(64)	$—	$—	$(64)
Loans reported as trading account assets	(101)	—	—	(101)
Trading inventory – other (1)	(14)	—	—	(14)
Consumer and commercial loans	35	—	(83)	(48)
Loans held-for-sale (2)	(47)	192	63	208
Other assets	—	—	8	8
Long-term deposits	(4)	—	(5)	(9)
Federal funds purchased and securities loaned or sold under agreements to repurchase	54	—	—	54
Unfunded loan commitments	—	—	118	118
Short-term borrowings	(1)	—	—	(1)
Long-term debt (3)	253	—	65	318
Total	$111	$192	$166	$469

	Three Months Ended March 31, 2014
Federal funds sold and securities borrowed or purchased under agreements to resell	$(20)	$—	$—	$(20)
Loans reported as trading account assets	34	—	—	34
Trading inventory – other (1)	(168)	—	—	(168)
Consumer and commercial loans	5	—	52	57
Loans held-for-sale (2)	(1)	155	40	194
Other assets	—	—	(2)	(2)
Long-term deposits	13	—	(9)	4
Federal funds purchased and securities loaned or sold under agreements to repurchase	(2)	—	—	(2)
Unfunded loan commitments	—	—	9	9
Short-term borrowings	36	—	—	36
Long-term debt (3)	(368)	—	197	(171)
Total	$(471)	$155	$287	$(29)

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

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

NOTE 16 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at March 31, 2015 and December 31, 2014 was carried at fair value on the Consolidated Balance Sheet. For more information on these financial instruments, see Note 20 – Fair Value Measurements and Note 22 – Fair Value of Financial Instruments to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2015 and December 31, 2014 are presented in the table below.

Fair Value of Financial Instruments
	March 31, 2015				December 31, 2014
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$839,962	$80,683	$780,895	$861,578	$842,259	$87,174	$776,370	$863,544
Loans held-for-sale	9,732	8,991	741	9,732	12,836	12,236	618	12,854
Financial liabilities
Deposits	$1,153,168	$1,153,707	$—	$1,153,707	$1,118,936	$1,119,427	$—	$1,119,427
Long-term debt	237,858	242,920	2,806	245,726	243,139	249,692	2,362	252,054

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $866 million and $3.5 billion at March 31, 2015, and $932 million and $3.8 billion at December 31, 2014. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 10 – Commitments and Contingencies.

NOTE 17 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in mortgage banking income in the Consolidated Statement of Income. The Corporation manages the risk in these MSRs with securities including MBS and U.S. Treasury securities, as well as certain derivatives such as options and interest rate swaps, which are not designated as accounting hedges. The securities used to manage the risk in the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income.

The table below presents activity for residential mortgage and home equity MSRs for the three months ended March 31, 2015 and 2014.

Rollforward of Mortgage Servicing Rights
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Balance, January 1	$3,530	$5,042
Additions	179	265
Sales	—	(20)
Amortization of expected cash flows (1)	(230)	(232)
Impact of changes in interest rates and other market factors (2)	(176)	(317)
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	87	(36)
Impact of changes in the Home Price Index	(12)	(11)
Impact of changes to the prepayment model	9	160
Other model changes (4)	7	(86)
Balance, March 31 (5)	$3,394	$4,765
Mortgage loans serviced for investors (in billions)	$475	$542

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)
These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve and periodic adjustments to valuation based on third-party price discovery.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)	These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows.

(5)	At March 31, 2015, includes $3.1 billion of U.S. and $286 million of non-U.S. consumer MSR balances compared to $4.6 billion and $188 million at March 31, 2014.

The Corporation primarily uses an option-adjusted spread (OAS) valuation approach which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. In addition to updating the valuation model for interest, discount and prepayment rates, periodic adjustments are made to recalibrate the valuation model for factors used to project cash flows. The changes to the factors capture the effect of variances related to actual versus estimated servicing proceeds.

Significant economic assumptions in estimating the fair value of MSRs at March 31, 2015 and December 31, 2014 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions
	March 31, 2015		December 31, 2014
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.60%	7.76%	4.52%	7.61%
Weighted-average life, in years	4.26	3.14	4.53	2.95

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

Sensitivity Impacts
	March 31, 2015
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.23	years	0.19	years	$226
Impact of 20% decrease	0.50		0.40		482

Impact of 10% increase	(0.20)		(0.17)		(201)
Impact of 20% increase	(0.38)		(0.32)		(381)
OAS level
Impact of 100 bps decrease					$140
Impact of 200 bps decrease					292

Impact of 100 bps increase					(129)
Impact of 200 bps increase					(249)

NOTE 18 – Business Segment Information

Effective January 1, 2015, to align the segments with how the Corporation manages the businesses in 2015, it changed its basis of presentation, and following such change, reports its results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. For more information on the Corporation's segment realignment, see Note 1 – Summary of Significant Accounting Principles.

Consumer Banking

Consumer Banking offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Consumer Banking product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products, as well as credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans to consumers and small businesses in the U.S. Customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 4,800 financial centers, 15,900 ATMs, nationwide call centers, and online and mobile platforms.

Global Wealth & Investment Management

GWIM provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets, as well as tailored solutions to meet clients' needs through a full set of brokerage, banking and retirement products. GWIM also provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through the Corporation's network of offices and client relationship teams. Global Banking's lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Banking's treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also provides investment banking products to clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. Global Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships, not-for-profit companies, large global corporations, financial institutions, leasing clients, and mid-sized U.S.-based businesses requiring customized and integrated financial advice and solutions.

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

Legacy Assets & Servicing

LAS is responsible for mortgage servicing activities related to residential first mortgage and home equity loans serviced for others and loans held by the Corporation, including loans that have been designated as the LAS Portfolios, and manages certain legacy exposures related to mortgage originations, sales and servicing activities (e.g., litigation, representations and warranties). LAS also includes the results of MSR activities, including net hedge results. Home equity loans are held on the balance sheet of LAS, and residential mortgage loans are included as part of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other.

All Other

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass residential mortgage securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other. The results of certain ALM activities are allocated to the business segments.

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

Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation's ALM activities. Further, net interest income on an FTE basis includes market-related adjustments, which include acceleration of premium amortization (or discount accretion) on debt securities as the decline in long-term interest rates shortened the estimated lives of mortgage-related debt securities. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income.

In addition, the business segments are impacted by the migration of customers and clients and their deposit, loan and brokerage balances between client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers or clients migrated.

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

The table below presents net income (loss) and the components thereto (with net interest income on an FTE basis) for the three months ended March 31, 2015 and 2014, and total assets at March 31, 2015 and 2014 for each business segment, as well as All Other.

Results for Business Segments and All Other
At and for the Three Months Ended March 31
	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Net interest income (FTE basis)	$9,670	$10,286	$4,871	$5,071	$1,351	$1,485
Noninterest income	11,751	12,481	2,579	2,580	3,166	3,062
Total revenue, net of interest expense (FTE basis)	21,421	22,767	7,450	7,651	4,517	4,547
Provision for credit losses	765	1,009	716	809	23	23
Noninterest expense	15,695	22,238	4,389	4,495	3,459	3,359
Income (loss) before income taxes (FTE basis)	4,961	(480)	2,345	2,347	1,035	1,165
Income tax expense (benefit) (FTE basis)	1,604	(204)	870	879	384	436
Net income (loss)	$3,357	$(276)	$1,475	$1,468	$651	$729
Period-end total assets	$2,143,545	$2,149,851	$613,130	$586,472	$272,777	$271,211

			Global Banking		Global Markets
			2015	2014	2015	2014
Net interest income (FTE basis)			$2,265	$2,507	$1,004	$1,002
Noninterest income			2,024	2,028	3,599	4,015
Total revenue, net of interest expense (FTE basis)			4,289	4,535	4,603	5,017
Provision for credit losses			96	281	21	19
Noninterest expense			2,022	2,190	3,120	3,075
Income before income taxes (FTE basis)			2,171	2,064	1,462	1,923
Income tax expense (FTE basis)			806	773	517	610
Net income			$1,365	$1,291	$945	$1,313
Period-end total assets			$368,595	$359,786	$586,737	$594,792

			Legacy Assets & Servicing		All Other
			2015	2014	2015	2014
Net interest income (FTE basis)			$428	$377	$(249)	$(156)
Noninterest income			486	309	(103)	487
Total revenue, net of interest expense (FTE basis)			914	686	(352)	331
Provision for credit losses			91	12	(182)	(135)
Noninterest expense			1,201	7,401	1,504	1,718
Loss before income taxes (FTE basis)			(378)	(6,727)	(1,674)	(1,252)
Income tax benefit (FTE basis)			(140)	(1,847)	(833)	(1,055)
Net loss			$(238)	$(4,880)	$(841)	$(197)
Period-end total assets			$53,538	$58,605	$248,768	$278,985

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Segments' total revenue, net of interest expense (FTE basis)	$21,773	$22,436
Adjustments:
ALM activities	(221)	(265)
Equity investment income	1	696
Liquidating businesses and other	(132)	(100)
FTE basis adjustment	(219)	(201)
Consolidated revenue, net of interest expense	$21,202	$22,566

Segments' total net income (loss)	$4,198	$(79)
Adjustments, net-of-taxes:
ALM activities	(238)	94
Equity investment income	1	435
Liquidating businesses and other	(604)	(726)
Consolidated net income (loss)	$3,357	$(276)

	March 31
	2015	2014
Segments' total assets	$1,894,777	$1,870,866
Adjustments:
ALM activities, including securities portfolio	692,550	685,256
Equity investments	4,716	5,323
Liquidating businesses and other	67,473	80,532
Elimination of segment asset allocations to match liabilities	(515,971)	(492,126)
Consolidated total assets	$2,143,545	$2,149,851

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended March 31, 2015. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
January 1 - 31, 2015	715	$18.02	—	$3,767
February 1 - 28, 2015	1,463	16.56	—	3,767
March 1 - 31, 2015	675	15.82	—	3,767
Three Months Ended March 31, 2015	2,853	16.75

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 26, 2014, the Corporation announced that its Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock over four quarters beginning with the second quarter of 2014. On April 28, 2014, the Corporation announced the suspension of this repurchase authorization. Amounts shown in this column reflect the remaining buyback authority under the March 26, 2014 authorization, which expired on March 31, 2015.

On March 11, 2015, the Corporation announced that the Federal Reserve had informed the Corporation that it completed its 2015 Comprehensive Capital Analysis and Review and did not object to our 2015 capital plan, which included a request to repurchase up to $4.0 billion of common stock during the period from the second quarter of 2015 through the second quarter of 2016. On March 11, 2015, the Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, during the period from April 1, 2015 through June 30, 2016. For additional information, see Capital Management – CCAR and Capital Planning on page 47 and Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of its equity securities during the three months ended March 31, 2015.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on March 20, 2015

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

Bank of America Corporation Registrant

Date:	April 29, 2015	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on March 20, 2015

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