Form 10-Q
period 2015-06-30
BANK OF AMERICA CORP /DE/
filed 2015-07-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Yes      No ✓
On July 28, 2015, there were 10,468,545,156 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipates," "targets," "expects," "hopes," "estimates," "intends," "plans," "goal," "believes," "continue," "suggests" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could." The forward-looking statements made represent the Corporation's current expectations, plans or forecasts of its future results and revenues, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, and under Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K and in any of the Corporation's subsequent Securities and Exchange Commission filings: the Corporation's ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to distinguish certain aspects of the ACE ruling or to assert other claims seeking to avoid the impact of the ACE ruling; the possibility that the Corporation could face related servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that final court approval of negotiated settlements is not obtained, including the possibility that all of the conditions necessary to obtain final approval of the BNY Mellon Settlement do not occur; the possibility that future representations and warranties losses may occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory proceedings, including the possibility that amounts may be in excess of the Corporation's recorded liability and estimated range of possible losses for litigation exposures; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation's competitive practices; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation's exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, currency exchange rates and economic conditions; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements, including, but not limited to, any G-SIB surcharge; the possibility that in connection with our effort to exit our Advanced approaches parallel run, our internal analytical models (including the internal models methodology) will either not be approved by U.S. banking regulators, or will be approved with significant modifications, which could, for example, increase our risk-weighted assets and, as a result, negatively impact our capital ratios under the Advanced approaches; the possible impact of Federal Reserve actions on the Corporation's capital plans; the impact of implementation and compliance with new and evolving U.S. and international regulations, including, but not limited to, recovery and resolution planning requirements, the Volcker Rule and derivatives regulations; the impact of recent proposed U.K. tax law changes, including a reduction to the U.K. corporate tax rate, and the creation of a bank surcharge tax, which together, if enacted, will result in a tax charge upon enactment and higher tax expense going forward, as well as a reduction in the bank levy; a failure in or breach of the Corporation's operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks and other similar matters.

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

The Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by a Current Report on Form 8-K filed on April 29, 2015 to reflect reclassified business segment information is referred to herein as the 2014 Annual Report on Form 10-K. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. Effective January 1, 2015, we aligned the segments with how we are managing the businesses in 2015. For more information on this realignment, see Note 18 – Business Segment Information to the Consolidated Financial Statements. Prior periods have been reclassified to conform to the current period presentation. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2015, the Corporation had approximately $2.1 trillion in assets and approximately 216,700 full-time equivalent employees.

As of June 30, 2015, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population, and we serve approximately 48 million consumer and small business relationships with approximately 4,800 financial centers, 16,000 ATMs, nationwide call centers, and leading online and mobile banking platforms (www.bankofamerica.com). We offer industry-leading support to approximately three million small business owners. Our wealth management and trust businesses, with client balances of $2.5 trillion, provide tailored solutions to meet client needs through a full set of brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Second-Quarter 2015 Economic and Business Environment

In the U.S., economic growth rebounded in the second quarter of 2015, as the first-quarter adverse impacts of severe winter weather and other temporary factors receded. Capital spending grew slowly, while nonresidential construction picked up. In addition, led by a surge in vehicle sales, retail spending increased, partially supported by solid employment gains and lower energy costs. Housing indicators also improved during the second quarter. The U.S. Dollar stabilized but the impact of its recent strengthening contributed to continued export weakness during the quarter.

Payroll gains increased modestly following a first-quarter slowdown, while wage gains remained historically low. The unemployment rate continued to fall, ending the quarter at 5.3 percent. A limited rebound in energy costs drove inflation during the quarter; however, core inflation (excluding food and energy) remained well below the Board of Governors of the Federal Reserve System's (Federal Reserve) longer-term annual target of two percent.

While the Federal Reserve has continued to indicate that it would likely be appropriate to raise the target range for the federal funds rate, we believe the Federal Reserve is unlikely to actually raise the target until late in the third quarter at the earliest. Furthermore, the Federal Open Market Committee has indicated that it expects a more gradual firming of monetary policy once tightening is underway. Longer-term U.S. Treasury yields moved higher during the quarter while equities remained relatively unchanged.

Internationally, economic growth continued in the eurozone, where certain nations benefited from quantitative easing and a weaker Euro. In addition, last year's energy cost declines have continued to support solid domestic demand growth in Japan, while Russia and Brazil remain in recession. Heightened concern about China surrounded its substantial equity market declines, which persisted even with direct government intervention. Lower commodity prices have also pressured Latin American economies. Puerto Rico's debt problems remain a concern, although it avoided default at the end of the quarter and is currently preparing a new fiscal plan. As the quarter ended, attention was directed toward Greece; however, financial markets remained stable through the end of the quarter, and subsequently reacted positively to news of a potential settlement and bailout in exchange for austerity measures. Despite heightened economic uncertainty surrounding Greece, we do not currently anticipate widespread contagion from a potential Greek default or eurozone exit.

Recent Events

New York Court Decision on Statute of Limitations

On June 11, 2015, the New York Court of Appeals, New York's highest appellate court, issued its opinion in ACE Securities Corp. v. DB Structured Products, Inc. (ACE). The Court of Appeals held that, under New York law, a claim for breach of contractual representations and warranties begins to run at the time the representations and warranties are made, and rejected the argument that the six-year statute of limitations does not begin to run until the time repurchase is refused. The Court of Appeals also held that compliance with the contractual notice and cure period was a pre-condition to filing suit, and claims that did not comply with such contractual requirements prior to the expiration of the statute of limitations were invalid. While no entity affiliated with the Corporation was a party to this litigation, the vast majority of the private-label residential mortgage-backed securities (RMBS) trusts to which entities affiliated with the Corporation sold loans and made representations and warranties are governed by New York law. The ACE decision resulted in a reduction in our unresolved repurchase claims, a benefit in the provision for representations and warranties and a decrease to both our accrued liability and estimated range of possible loss for representations and warranties exposures. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Capital Management

In the second quarter of 2015, we repurchased $775 million of common stock in connection with our 2015 Comprehensive Capital Analysis and Review (CCAR) capital plan, which included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. Based on the conditional non-objection we received from the Federal Reserve on our 2015 CCAR submission, we are required to resubmit our CCAR capital plan by September 30, 2015 and address certain weaknesses identified in the capital planning process. We have responded to the Federal Reserve with action plans to review and make improvements to our CCAR process to better align with regulatory expectations. We are currently in the process of executing on this plan. For additional information, see Capital Management on page 58.

Global Systemically Important Bank Surcharge

In July 2015, the Federal Reserve finalized a regulation requiring global systemically important bank holding companies (G-SIBs) to hold additional capital. The final rule established the criteria for identifying a G-SIB and the methods used to calculate a risk-based capital surcharge (G-SIB surcharge), which is calibrated to each G-SIB's overall systemic risk. The G-SIB surcharge must be satisfied with Common equity tier 1 capital and will be phased in beginning on January 1, 2016, becoming fully effective on January 1, 2019. Under certain assumptions, we estimate that our G-SIB surcharge will increase our risk-based capital ratio requirements by 3.0 percent. For additional information, see Capital Management – Regulatory Developments on page 67.

Management Team Changes

On July 22, 2015, we announced certain changes to the Corporation's executive management team. For additional information, see the Corporation's Form 8-K filed on July 23, 2015.

Selected Financial Data

Table 1 provides selected consolidated financial data for the three and six months ended June 30, 2015 and 2014, and at June 30, 2015 and December 31, 2014.

Table 1
Selected Financial Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2015	2014	2015	2014
Income statement
Revenue, net of interest expense (FTE basis) (1)	$22,345	$21,960	$43,766	$44,727
Net income	5,320	2,291	8,677	2,015
Diluted earnings per common share	0.45	0.19	0.72	0.14
Dividends paid per common share	0.05	0.01	0.10	0.02
Performance ratios
Return on average assets	0.99%	0.42%	0.82%	0.19%
Return on average tangible common shareholders' equity (1)	12.78	5.47	10.38	2.05
Efficiency ratio (FTE basis) (1)	61.84	84.43	67.43	91.17
Asset quality
Allowance for loan and lease losses at period end			$13,068	$15,811
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (2)			1.49%	1.75%
Nonperforming loans, leases and foreclosed properties at period end (2)			$11,565	$15,300
Net charge-offs (3)	$1,068	$1,073	2,262	2,461
Annualized net charge-offs as a percentage of average loans and leases outstanding (2, 3)	0.49%	0.48%	0.53%	0.55%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (2)	0.50	0.49	0.54	0.56
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (2)	0.62	0.55	0.66	0.67
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (3)	3.05	3.67	2.86	3.19
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	2.79	3.25	2.62	2.82
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs	2.40	3.20	2.28	2.60

			June 30 2015	December 31 2014
Balance sheet
Total loans and leases			$886,449	$881,391
Total assets			2,149,034	2,104,534
Total deposits			1,149,560	1,118,936
Total common shareholders' equity			229,386	224,162
Total shareholders' equity			251,659	243,471
Capital ratios under Basel 3 Standardized – Transition
Common equity tier 1 capital			11.2%	12.3%
Tier 1 capital			12.5	13.4
Total capital			15.5	16.5
Tier 1 leverage			8.5	8.2

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible common shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 17.

(2)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 95 and corresponding Table 50, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 105 and corresponding Table 59.

(3)
Net charge-offs exclude $290 million and $578 million of write-offs in the purchased credit-impaired loan portfolio for the three and six months ended June 30, 2015 compared to $160 million and $551 million for the same periods in 2014. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

Financial Highlights

Net income was $5.3 billion, or $0.45 per diluted share, and $8.7 billion, or $0.72 per diluted share for the three and six months ended June 30, 2015 compared to $2.3 billion, or $0.19, and $2.0 billion, or $0.14 for the same periods in 2014. The results for the three and six months ended June 30, 2015 compared to the prior-year periods were primarily driven by decreases of $3.8 billion and $9.5 billion in litigation expense, as well as decreases in certain other noninterest expense categories, partially offset by lower noninterest income and higher provision for credit losses. Net interest income on a fully taxable-equivalent (FTE) basis increased in the three-month period largely due to positive market-related adjustments on debt securities.

Consumer Banking average deposits increased six percent for the six months ended June 30, 2015 compared to the same period in 2014, and total corporate mortgage and home equity loan production was $36.1 billion compared to $24.5 billion for the same period in 2014. GWIM client balances were a record $2.5 trillion at June 30, 2015, an increase of $53 billion from June 30, 2014 including record assets under management (AUM) balances of $930 billion at June 30, 2015. Global Banking period-end loans increased seven percent at June 30, 2015 compared to June 30, 2014, and Bank of America Merrill Lynch maintained a leadership position with total firmwide investment banking fees (excluding self-led deals) of $3.0 billion for the six months ended June 30, 2015. Global Markets equities sales and trading revenue improved primarily driven by increased client activity in the Asia-Pacific region; while fixed-income, currencies and commodities (FICC) was down within the credit-related businesses due to lower trading volumes, partially offset by improvement in rates, currencies and commodities products as increased volatility led to higher client activity. The number of 60 plus days delinquent first-lien mortgage loans serviced by LAS declined to 132 thousand loans at June 30, 2015 from 263 thousand loans at June 30, 2014, and noninterest expense, excluding litigation, decreased due to lower default-related staffing and other default-related servicing expenses.

Total assets increased $44.5 billion from December 31, 2014 to $2.1 trillion at June 30, 2015 primarily due to higher cash and cash equivalents as a result of strong deposit inflows driven by growth in customer and client activity, as well as continued commercial loan growth. During the six months ended June 30, 2015, we returned $1.8 billion in capital to common shareholders through common stock repurchases and dividends. For more information on the increase in total assets and other significant balance sheet items, see Executive Summary – Balance Sheet Overview on page 12. During the first half of 2015, we maintained our strong capital position with Common equity tier 1 capital of $158.3 billion and a Common equity tier 1 capital ratio of 11.2 percent at June 30, 2015 compared to $155.4 billion and 12.3 percent at December 31, 2014 as measured under Basel 3 Standardized – Transition. The Corporation's supplementary leverage ratio was 6.3 percent and 5.9 percent at June 30, 2015 and December 31, 2014, both above the 5.0 percent required minimum. Our Global Excess Liquidity Sources were $484 billion with time-to-required funding at 40 months at June 30, 2015 compared to $439 billion and 39 months at December 31, 2014. For additional information, see Capital Management on page 58 and Liquidity Risk on page 70.

Table 2
Summary Income Statement
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Net interest income (FTE basis) (1)	$10,716	$10,226	$20,386	$20,512
Noninterest income	11,629	11,734	23,380	24,215
Total revenue, net of interest expense (FTE basis) (1)	22,345	21,960	43,766	44,727
Provision for credit losses	780	411	1,545	1,420
Noninterest expense	13,818	18,541	29,513	40,779
Income before income taxes (FTE basis) (1)	7,747	3,008	12,708	2,528
Income tax expense (FTE basis) (1)	2,427	717	4,031	513
Net income	5,320	2,291	8,677	2,015
Preferred stock dividends	330	256	712	494
Net income applicable to common shareholders	$4,990	$2,035	$7,965	$1,521

Per common share information
Earnings	$0.48	$0.19	$0.76	$0.14
Diluted earnings	0.45	0.19	0.72	0.14

Capital ratios under Basel 3 Standardized – Transition (2)			June 30 2015	December 31 2014
Common equity tier 1 capital			11.2%	12.3%
Tier 1 capital			12.5	13.4
Total capital			15.5	16.5
Tier 1 leverage			8.5	8.2

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 17.

(2)	For more information on capital management and the related capital ratios, see Capital Management on page 58.

Net Interest Income

Net interest income on an FTE basis increased $490 million to $10.7 billion, and decreased $126 million to $20.4 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014. The net interest yield on an FTE basis increased 15 basis points (bps) to 2.37 percent, and increased one bp to 2.27 percent for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the three months ended June 30, 2015 compared to the same period in 2014 was driven by an $844 million improvement in market-related adjustments on debt securities, lower long-term debt balances and commercial loan growth, partially offset by lower loan yields and consumer loan balances. Market-related adjustments on debt securities resulted in a benefit of $669 million for the three months ended June 30, 2015 compared to an expense of $175 million for the same period in 2014. The improvement in market-related adjustments on debt securities was primarily due to the increase in long-term interest rates which extended the estimated lives of mortgage-related debt securities resulting in a reinstatement of previously amortized purchase premium and a corresponding increase to interest income. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income.

The decrease for the six months ended June 30, 2015 was driven by lower loan yields and consumer loan balances, and lower net interest income from the asset and liability management (ALM) portfolio, partially offset by a $633 million improvement in market-related adjustments on debt securities, lower long-term debt balances and commercial loan growth. Market-related adjustments on debt securities resulted in a benefit of $185 million for the six months ended June 30, 2015 compared to an expense of $448 million for the same period in 2014. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Card income	$1,477	$1,441	$2,871	$2,834
Service charges	1,857	1,866	3,621	3,692
Investment and brokerage services	3,387	3,291	6,765	6,560
Investment banking income	1,526	1,631	3,013	3,173
Equity investment income	88	357	115	1,141
Trading account profits	1,647	1,832	3,894	4,299
Mortgage banking income	1,001	527	1,695	939
Gains on sales of debt securities	168	382	436	759
Other income	478	407	970	818
Total noninterest income	$11,629	$11,734	$23,380	$24,215

Noninterest income decreased $105 million to $11.6 billion, and $835 million to $23.4 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014. The following highlights the significant changes.

•
Investment and brokerage services income increased $96 million and $205 million primarily driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by lower transactional revenue.

•
Investment banking income decreased $105 million for the three months ended June 30, 2015 compared to the same period in 2014 due to lower equity issuance fees as the prior-year period included record equity issuance fees. Investment banking income decreased $160 million for the six months ended June 30, 2015 compared to the same period in 2014 driven by lower debt and equity issuance fees, partially offset by higher advisory fees.

•
Equity investment income decreased $269 million and $1.0 billion as the prior-year periods included gains from an initial public offering (IPO) of an equity investment in Global Markets. The decline for the six-month period was also driven by a gain on the sale of a portion of an equity investment in the prior year.

•
Trading account profits decreased $185 million and $405 million due to declines in credit-related businesses due to lower trading volumes, partially offset by increased client activity in equities and improvement in rates, currencies and commodities products within FICC. For more information on trading account profits, see Global Markets on page 43.

•
Mortgage banking income increased $474 million and $756 million primarily due to a benefit in the provision for representations and warranties, improved mortgage servicing rights (MSR) net-of-hedge performance and an increase in core production revenue, partially offset by a decline in servicing fees.

•
Other income increased $71 million for the three months ended June 30, 2015 compared to the same period in 2014 due to gains associated with the sales of residential mortgage loans, higher net debit valuation adjustment (DVA) gains on structured liabilities and lower U.K. consumer payment protection insurance (PPI) costs. Other income increased $152 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the same factors as described in the three-month discussion above, partially offset by lower net DVA gains on structured liabilities.

Provision for Credit Losses

Table 4
Credit Quality Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Provision for credit losses
Consumer	$553	$157	$1,172	$807
Commercial	227	254	373	613
Total provision for credit losses	$780	$411	$1,545	$1,420

Net charge-offs (1)	$1,068	$1,073	$2,262	$2,461
Net charge-off ratio (2)	0.49%	0.48%	0.53%	0.55%

(1)	Net charge-offs exclude write-offs in the purchased credit-impaired loan portfolio.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

The provision for credit losses increased $369 million to $780 million, and $125 million to $1.5 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014. The provision for credit losses was $288 million and $717 million lower than net charge-offs, resulting in a reduction in the allowance for credit losses. The provision for credit losses in the consumer portfolio increased from the prior-year periods as we continue to release reserves, but at a slower pace than prior-year periods and also due to a lower level of recoveries on nonperforming loan sales. This was partially offset by lower provision in the commercial portfolio, primarily in U.S. commercial. The decreases in net charge-offs were due to credit quality improvement across most major portfolios. We expect net charge-offs and the provision for credit losses to more closely align throughout the remainder of 2015. For more information on the provision for credit losses, see Provision for Credit Losses on page 112.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Personnel	$7,890	$8,306	$17,504	$18,055
Occupancy	1,027	1,079	2,054	2,194
Equipment	500	534	1,012	1,080
Marketing	445	450	885	892
Professional fees	494	626	915	1,184
Amortization of intangibles	212	235	425	474
Data processing	715	761	1,567	1,594
Telecommunications	202	324	373	694
Other general operating	2,333	6,226	4,778	14,612
Total noninterest expense	$13,818	$18,541	$29,513	$40,779

Noninterest expense decreased $4.7 billion to $13.8 billion, and $11.3 billion to $29.5 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014. The following highlights the significant changes.

•	Personnel expense decreased $416 million and $551 million as we continue to streamline processes and achieve cost savings.

•	Professional fees decreased $132 million and $269 million due to lower default-related servicing expenses and legal fees.

•	Telecommunications expense decreased $122 million and $321 million due to efficiencies gained as we have simplified our operating model, including in-sourcing certain functions.

•
Other general operating expense decreased $3.9 billion and $9.8 billion primarily due to decreases in litigation expense which were primarily related to previously disclosed legacy mortgage-related matters in the prior-year periods.

Income Tax Expense

Table 6
Income Tax Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Income before income taxes	$7,519	$2,795	$12,261	$2,114
Income tax expense	2,199	504	3,584	99
Effective tax rate	29.2%	18.0%	29.2%	4.7%

The effective tax rates increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 as the impact of recurring tax preference benefits had less of an impact on the effective tax rate in 2015 than in 2014. Also reflected in the effective tax rate for the six months ended June 30, 2014 was the impact of certain accruals estimated to be nondeductible, largely offset by discrete tax benefits, principally from the resolution of certain tax matters. We expect an effective tax rate of approximately 30 percent, absent any unusual items, such as any impact of U.K. proposed tax law changes described below, for the remainder of 2015.

On July 8, 2015, the U.K. Chancellor's Budget (the Budget) was released, proposing to reduce the U.K. corporate income tax rate by two percent to 18 percent. The first one percent reduction would be effective on April 1, 2017 and the second on April 1, 2020. The Budget also proposed a tax surcharge on banking institutions of eight percent, to be effective on January 1, 2016, and proposed that existing net operating loss carryforwards may not reduce the additional surcharge income tax liability. These proposals, which may become law later in 2015, would require us to remeasure our U.K. deferred tax assets, which we estimate would result in a charge of approximately $200 million to $300 million in the period of enactment.

Balance Sheet Overview

Table 7
Selected Balance Sheet Data
(Dollars in millions)	June 30 2015	December 31 2014	% Change
Assets
Cash and cash equivalents	$163,514	$138,589	18%
Federal funds sold and securities borrowed or purchased under agreements to resell	199,903	191,823	4
Trading account assets	189,106	191,785	(1)
Debt securities	392,379	380,461	3
Loans and leases	886,449	881,391	1
Allowance for loan and lease losses	(13,068)	(14,419)	(9)
All other assets	330,751	334,904	(1)
Total assets	$2,149,034	$2,104,534	2
Liabilities
Deposits	$1,149,560	$1,118,936	3%
Federal funds purchased and securities loaned or sold under agreements to repurchase	213,024	201,277	6
Trading account liabilities	72,596	74,192	(2)
Short-term borrowings	39,903	31,172	28
Long-term debt	243,414	243,139	—
All other liabilities	178,878	192,347	(7)
Total liabilities	1,897,375	1,861,063	2
Shareholders' equity	251,659	243,471	3
Total liabilities and shareholders' equity	$2,149,034	$2,104,534	2

Balance Sheet Analysis

Assets

At June 30, 2015, total assets were approximately $2.1 trillion, up $44.5 billion from December 31, 2014. The key driver of the increase in assets was increased cash and cash equivalents primarily due to strong deposit inflows driven by growth in customer and client activity. Also contributing to the increase were net purchases of mortgage-backed securities (MBS), higher securities borrowed or purchased under agreements to resell primarily due to deployment of excess liquidity and an increase in commercial loan balances. These increases were partially offset by a decline in consumer loan balances due to loan sales and portfolio run-off outpacing new originations, and a reduction in trading account assets. The Corporation took certain actions during the six months ended June 30, 2015 to further optimize liquidity in response to the Basel 3 Liquidity Coverage Ratio (LCR) requirements. Most notably, we exchanged loans supported by long-term standby agreements with Fannie Mae (FNMA) and Freddie Mac (FHLMC) into debt securities guaranteed by FNMA and FHLMC, which further improved liquidity in the ALM portfolio.

Liabilities and Shareholders' Equity

At June 30, 2015, total liabilities were approximately $1.9 trillion, up $36.3 billion from December 31, 2014, primarily driven by an increase in deposits, as well as increases in securities loaned or sold under agreements to repurchase and short-term borrowings. These increases were partially offset by declines in payables and derivative liabilities included in all other liabilities. Long-term debt remained relatively unchanged.

Shareholders' equity of $251.7 billion at June 30, 2015 increased $8.2 billion from December 31, 2014 driven by earnings and preferred stock issuances, partially offset by returns of capital to shareholders through share repurchases and common dividends, and a decrease in accumulated other comprehensive income (OCI) due to a negative net change in the fair value of available-for-sale (AFS) debt securities as a result of the increase in interest rates.

Table 8
Selected Quarterly Financial Data
	2015 Quarters		2014 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$10,488	$9,451	$9,635	$10,219	$10,013
Noninterest income	11,629	11,751	9,090	10,990	11,734
Total revenue, net of interest expense	22,117	21,202	18,725	21,209	21,747
Provision for credit losses	780	765	219	636	411
Noninterest expense	13,818	15,695	14,196	20,142	18,541
Income before income taxes	7,519	4,742	4,310	431	2,795
Income tax expense	2,199	1,385	1,260	663	504
Net income (loss)	5,320	3,357	3,050	(232)	2,291
Net income (loss) applicable to common shareholders	4,990	2,975	2,738	(470)	2,035
Average common shares issued and outstanding	10,488	10,519	10,516	10,516	10,519
Average diluted common shares issued and outstanding (1)	11,238	11,267	11,274	10,516	11,265
Performance ratios
Return on average assets	0.99%	0.64%	0.57%	n/m	0.42%
Four quarter trailing return on average assets (2)	0.54	0.39	0.23	0.24%	0.37
Return on average common shareholders' equity	8.75	5.35	4.84	n/m	3.68
Return on average tangible common shareholders' equity (3)	12.78	7.88	7.15	n/m	5.47
Return on average tangible shareholders' equity (3)	11.93	7.85	7.08	n/m	5.64
Total ending equity to total ending assets	11.71	11.67	11.57	11.24	10.94
Total average equity to total average assets	11.67	11.49	11.39	11.14	10.87
Dividend payout	10.49	17.68	19.21	n/m	5.16
Per common share data
Earnings (loss)	$0.48	$0.28	$0.26	$(0.04)	$0.19
Diluted earnings (loss) (1)	0.45	0.27	0.25	(0.04)	0.19
Dividends paid	0.05	0.05	0.05	0.05	0.01
Book value	21.91	21.66	21.32	20.99	21.16
Tangible book value (3)	15.02	14.79	14.43	14.09	14.24
Market price per share of common stock
Closing	$17.02	$15.39	$17.89	$17.05	$15.37
High closing	17.67	17.90	18.13	17.18	17.34
Low closing	15.41	15.15	15.76	14.98	14.51
Market capitalization	$178,231	$161,909	$188,141	$179,296	$161,628

(1)
The diluted earnings (loss) per common share excluded the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in the third quarter of 2014 because of the net loss applicable to common shareholders.

(2)	Calculated as total net income (loss) for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 17.

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 78.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 95 and corresponding Table 50, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 105 and corresponding Table 59.

(7)
Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $290 million, $288 million, $13 million, $246 million and $160 million of write-offs in the purchased credit-impaired loan portfolio in the second and first quarters of 2015 and in the fourth, third and second quarters of 2014, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

n/m = not meaningful

Table 8
Selected Quarterly Financial Data (continued)
	2015 Quarters		2014 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Average balance sheet
Total loans and leases	$881,415	$872,393	$884,733	$899,241	$912,580
Total assets	2,151,966	2,138,574	2,137,551	2,136,109	2,169,555
Total deposits	1,146,789	1,130,726	1,122,514	1,127,488	1,128,563
Long-term debt	242,230	240,127	249,221	251,772	259,825
Common shareholders' equity	228,780	225,357	224,479	222,374	222,221
Total shareholders' equity	251,054	245,744	243,454	238,040	235,803
Asset quality (4)
Allowance for credit losses (5)	$13,656	$14,213	$14,947	$15,635	$16,314
Nonperforming loans, leases and foreclosed properties (6)	11,565	12,101	12,629	14,232	15,300
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.49%	1.57%	1.65%	1.71%	1.75%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	122	122	121	112	108
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	111	110	107	100	95
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)	$5,050	$5,492	$5,944	$6,013	$6,488
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6, 7)	75%	73%	71%	67%	64%
Net charge-offs (8)	$1,068	$1,194	$879	$1,043	$1,073
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.49%	0.56%	0.40%	0.46%	0.48%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.50	0.57	0.41	0.48	0.49
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.62	0.70	0.40	0.57	0.55
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	1.22	1.29	1.37	1.53	1.63
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	1.31	1.39	1.45	1.61	1.70
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	3.05	2.82	4.14	3.65	3.67
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.79	2.55	3.66	3.27	3.25
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.40	2.28	4.08	2.95	3.20
Capital ratios at period end
Risk-based capital under Basel 3 Standardized – Transition:
Common equity tier 1 capital	11.2%	11.1%	12.3%	12.0%	12.0%
Tier 1 capital	12.5	12.3	13.4	12.8	12.5
Total capital	15.5	15.3	16.5	15.8	15.3
Tier 1 leverage	8.5	8.4	8.2	7.9	7.7

Tangible equity (3)	8.6	8.6	8.4	8.1	7.8
Tangible common equity (3)	7.6	7.5	7.5	7.2	7.1
For footnotes see page 13.

Table 9
Selected Year-to-Date Financial Data
	Six Months Ended June 30
(In millions, except per share information)	2015	2014
Income statement
Net interest income	$19,939	$20,098
Noninterest income	23,380	24,215
Total revenue, net of interest expense	43,319	44,313
Provision for credit losses	1,545	1,420
Noninterest expense	29,513	40,779
Income before income taxes	12,261	2,114
Income tax expense	3,584	99
Net income	8,677	2,015
Net income applicable to common shareholders	7,965	1,521
Average common shares issued and outstanding	10,503	10,540
Average diluted common shares issued and outstanding	11,252	10,600
Performance ratios
Return on average assets	0.82%	0.19%
Return on average common shareholders' equity	7.07	1.38
Return on average tangible common shareholders' equity (1)	10.38	2.05
Return on average tangible shareholders' equity (1)	9.93	2.49
Total ending equity to total ending assets	11.71	10.94
Total average equity to total average assets	11.58	10.96
Dividend payout	13.18	13.83
Per common share data
Earnings	$0.76	$0.14
Diluted earnings	0.72	0.14
Dividends paid	0.10	0.02
Book value	21.91	21.16
Tangible book value (1)	15.02	14.24
Market price per share of common stock
Closing	$17.02	$15.37
High closing	17.90	17.92
Low closing	15.15	14.51
Market capitalization	$178,231	$161,628

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 17.

(2)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 78.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 95 and corresponding Table 50, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 105 and corresponding Table 59.

(5)
Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(6)
Net charge-offs exclude $578 million and $551 million of write-offs in the purchased credit-impaired loan portfolio for the six months ended June 30, 2015 and 2014. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

Table 9
Selected Year-to-Date Financial Data (continued)
	Six Months Ended June 30
(Dollars in millions)	2015	2014
Average balance sheet
Total loans and leases	$876,929	$916,012
Total assets	2,145,307	2,154,494
Total deposits	1,138,801	1,123,399
Long-term debt	241,184	256,768
Common shareholders' equity	227,078	222,711
Total shareholders' equity	248,413	236,179
Asset quality (2)
Allowance for credit losses (3)	$13,656	$16,314
Nonperforming loans, leases and foreclosed properties (4)	11,565	15,300
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	1.49%	1.75%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	122	108
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (4)	111	95
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5)	$5,050	$6,488
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (4, 5)	75%	64%
Net charge-offs (6)	$2,262	$2,461
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 6)	0.53%	0.55%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (4)	0.54	0.56
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.66	0.67
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	1.22	1.63
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	1.31	1.70
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (6)	2.86	3.19
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.62	2.82
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.28	2.60

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

The aforementioned supplemental data and performance measures are presented in Tables 8 and 9.

We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Business Segment Operations on page 27.

Tables 10, 11 and 12 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 10
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2015 Quarters		2014 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Fully taxable-equivalent basis data
Net interest income	$10,716	$9,670	$9,865	$10,444	$10,226
Total revenue, net of interest expense	22,345	21,421	18,955	21,434	21,960
Net interest yield	2.37%	2.17%	2.18%	2.29%	2.22%
Efficiency ratio	61.84	73.27	74.90	93.97	84.43

Table 10
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2015 Quarters		2014 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,488	$9,451	$9,635	$10,219	$10,013
Fully taxable-equivalent adjustment	228	219	230	225	213
Net interest income on a fully taxable-equivalent basis	$10,716	$9,670	$9,865	$10,444	$10,226
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$22,117	$21,202	$18,725	$21,209	$21,747
Fully taxable-equivalent adjustment	228	219	230	225	213
Total revenue, net of interest expense on a fully taxable-equivalent basis	$22,345	$21,421	$18,955	$21,434	$21,960
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$2,199	$1,385	$1,260	$663	$504
Fully taxable-equivalent adjustment	228	219	230	225	213
Income tax expense on a fully taxable-equivalent basis	$2,427	$1,604	$1,490	$888	$717
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$228,780	$225,357	$224,479	$222,374	$222,221
Goodwill	(69,775)	(69,776)	(69,782)	(69,792)	(69,822)
Intangible assets (excluding MSRs)	(4,307)	(4,518)	(4,747)	(4,992)	(5,235)
Related deferred tax liabilities	1,885	1,959	2,019	2,077	2,100
Tangible common shareholders' equity	$156,583	$153,022	$151,969	$149,667	$149,264
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$251,054	$245,744	$243,454	$238,040	$235,803
Goodwill	(69,775)	(69,776)	(69,782)	(69,792)	(69,822)
Intangible assets (excluding MSRs)	(4,307)	(4,518)	(4,747)	(4,992)	(5,235)
Related deferred tax liabilities	1,885	1,959	2,019	2,077	2,100
Tangible shareholders' equity	$178,857	$173,409	$170,944	$165,333	$162,846
Reconciliation of period-end common shareholders' equity to period-end tangible common shareholders' equity
Common shareholders' equity	$229,386	$227,915	$224,162	$220,768	$222,565
Goodwill	(69,775)	(69,776)	(69,777)	(69,784)	(69,810)
Intangible assets (excluding MSRs)	(4,188)	(4,391)	(4,612)	(4,849)	(5,099)
Related deferred tax liabilities	1,813	1,900	1,960	2,019	2,078
Tangible common shareholders' equity	$157,236	$155,648	$151,733	$148,154	$149,734
Reconciliation of period-end shareholders' equity to period-end tangible shareholders' equity
Shareholders' equity	$251,659	$250,188	$243,471	$238,681	$237,411
Goodwill	(69,775)	(69,776)	(69,777)	(69,784)	(69,810)
Intangible assets (excluding MSRs)	(4,188)	(4,391)	(4,612)	(4,849)	(5,099)
Related deferred tax liabilities	1,813	1,900	1,960	2,019	2,078
Tangible shareholders' equity	$179,509	$177,921	$171,042	$166,067	$164,580
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,149,034	$2,143,545	$2,104,534	$2,123,613	$2,170,557
Goodwill	(69,775)	(69,776)	(69,777)	(69,784)	(69,810)
Intangible assets (excluding MSRs)	(4,188)	(4,391)	(4,612)	(4,849)	(5,099)
Related deferred tax liabilities	1,813	1,900	1,960	2,019	2,078
Tangible assets	$2,076,884	$2,071,278	$2,032,105	$2,050,999	$2,097,726

Table 11
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Six Months Ended June 30
(Dollars in millions, except per share information)	2015	2014
Fully taxable-equivalent basis data
Net interest income	$20,386	$20,512
Total revenue, net of interest expense	43,766	44,727
Net interest yield	2.27%	2.26%
Efficiency ratio	67.43	91.17
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$19,939	$20,098
Fully taxable-equivalent adjustment	447	414
Net interest income on a fully taxable-equivalent basis	$20,386	$20,512
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$43,319	$44,313
Fully taxable-equivalent adjustment	447	414
Total revenue, net of interest expense on a fully taxable-equivalent basis	$43,766	$44,727
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$3,584	$99
Fully taxable-equivalent adjustment	447	414
Income tax expense on a fully taxable-equivalent basis	$4,031	$513
Reconciliation of average common shareholders' equity to average tangible common shareholders' equity
Common shareholders' equity	$227,078	$222,711
Goodwill	(69,776)	(69,832)
Intangible assets (excluding MSRs)	(4,412)	(5,354)
Related deferred tax liabilities	1,922	2,132
Tangible common shareholders' equity	$154,812	$149,657
Reconciliation of average shareholders' equity to average tangible shareholders' equity
Shareholders' equity	$248,413	$236,179
Goodwill	(69,776)	(69,832)
Intangible assets (excluding MSRs)	(4,412)	(5,354)
Related deferred tax liabilities	1,922	2,132
Tangible shareholders' equity	$176,147	$163,125

Table 12
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014

Consumer Banking
Reported net income	$1,704	$1,634	$3,179	$3,102
Adjustment related to intangibles (2)	1	1	2	2
Adjusted net income	$1,705	$1,635	$3,181	$3,104

Average allocated equity (3)	$59,330	$60,403	$59,339	$60,410
Adjustment related to goodwill and a percentage of intangibles	(30,330)	(30,403)	(30,339)	(30,410)
Average allocated capital	$29,000	$30,000	$29,000	$30,000

Deposits
Reported net income	$726	$632	$1,264	$1,193
Adjustment related to intangibles (2)	—	—	—	—
Adjusted net income	$726	$632	$1,264	$1,193

Average allocated equity (3)	$30,423	$29,428	$30,423	$29,426
Adjustment related to goodwill and a percentage of intangibles	(18,423)	(18,428)	(18,423)	(18,426)
Average allocated capital	$12,000	$11,000	$12,000	$11,000

Consumer Lending
Reported net income	$978	$1,002	$1,915	$1,909
Adjustment related to intangibles (2)	1	1	2	2
Adjusted net income	$979	$1,003	$1,917	$1,911

Average allocated equity (3)	$28,907	$30,975	$28,915	$30,984
Adjustment related to goodwill and a percentage of intangibles	(11,907)	(11,975)	(11,915)	(11,984)
Average allocated capital	$17,000	$19,000	$17,000	$19,000

Global Wealth & Investment Management
Reported net income	$690	$726	$1,341	$1,455
Adjustment related to intangibles (2)	3	3	6	7
Adjusted net income	$693	$729	$1,347	$1,462

Average allocated equity (3)	$22,106	$22,222	$22,137	$22,233
Adjustment related to goodwill and a percentage of intangibles	(10,106)	(10,222)	(10,137)	(10,233)
Average allocated capital	$12,000	$12,000	$12,000	$12,000

Global Banking
Reported net income	$1,251	$1,445	$2,617	$2,738
Adjustment related to intangibles (2)	—	—	—	1
Adjusted net income	$1,251	$1,445	$2,617	$2,739

Average allocated equity (3)	$58,952	$57,447	$58,936	$57,449
Adjustment related to goodwill and a percentage of intangibles	(23,952)	(23,947)	(23,936)	(23,949)
Average allocated capital	$35,000	$33,500	$35,000	$33,500

Global Markets
Reported net income	$993	$1,102	$1,938	$2,412
Adjustment related to intangibles (2)	2	2	4	5
Adjusted net income	$995	$1,104	$1,942	$2,417

Average allocated equity (3)	$40,458	$39,380	$40,424	$39,380
Adjustment related to goodwill and a percentage of intangibles	(5,458)	(5,380)	(5,424)	(5,380)
Average allocated capital	$35,000	$34,000	$35,000	$34,000

(1)	There are no adjustments to reported net income (loss) or average allocated equity for LAS.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 27.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on an FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 43, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on an FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 13 provides additional clarity in assessing our results.

Table 13
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Net interest income (FTE basis)
As reported	$10,716	$10,226	$20,386	$20,512
Impact of trading-related net interest income	(921)	(864)	(1,838)	(1,769)
Net interest income excluding trading-related net interest income (1)	$9,795	$9,362	$18,548	$18,743
Average earning assets
As reported	$1,815,892	$1,840,850	$1,810,178	$1,822,177
Impact of trading-related earning assets	(419,238)	(463,395)	(418,729)	(453,105)
Average earning assets excluding trading-related earning assets (1)	$1,396,654	$1,377,455	$1,391,449	$1,369,072
Net interest yield contribution (FTE basis) (2)
As reported	2.37%	2.22%	2.27%	2.26%
Impact of trading-related activities	0.44	0.50	0.41	0.49
Net interest yield on earning assets excluding trading-related activities (1)	2.81%	2.72%	2.68%	2.75%

(1)	Represents a non-GAAP financial measure.

(2)	Calculated on an annualized basis.

For the three and six months ended June 30, 2015, net interest income excluding trading-related net interest income increased $433 million to $9.8 billion, and decreased $195 million to $18.5 billion compared to the same periods in 2014.

The increase for the three months ended June 30, 2015 was driven by an $844 million improvement in market-related adjustments on debt securities, lower long-term debt balances and commercial loan growth, partially offset by lower loan yields and consumer loan balances. Market-related adjustments on debt securities resulted in a benefit of $669 million for the three months ended June 30, 2015 compared to an expense of $175 million for the same period in 2014. For more information on market-related adjustments, see Executive Summary – Financial Highlights on page 7. For more information on the impact of interest rates, see Interest Rate Risk Management for Non-trading Activities on page 122.

The decrease for the six months ended June 30, 2015 was driven by lower loan yields and consumer loan balances, and lower net interest income from the ALM portfolio, partially offset by a $633 million improvement in market-related adjustments on debt securities, lower long-term debt balances and commercial loan growth. Market-related adjustments on debt securities resulted in a benefit of $185 million for the six months ended June 30, 2015 compared to an expense of $448 million for the same period in 2014.

Average earning assets excluding trading-related earning assets for the three and six months ended June 30, 2015 increased $19.2 billion to $1,396.7 billion, and $22.4 billion to $1,391.4 billion compared to the same periods in 2014. The increases were primarily in debt securities and commercial loans, partially offset by a decline in consumer loans.

For the three and six months ended June 30, 2015, net interest yield on earning assets excluding trading-related activities increased nine bps to 2.81 percent, and decreased seven bps to 2.68 percent compared to the same periods in 2014 due to the same factors as described above.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis
	Second Quarter 2015			First Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$125,762	$81	0.26%	$126,189	$84	0.27%
Time deposits placed and other short-term investments	8,183	34	1.63	8,379	33	1.61
Federal funds sold and securities borrowed or purchased under agreements to resell	214,326	268	0.50	213,931	231	0.44
Trading account assets	137,137	1,114	3.25	138,946	1,122	3.26
Debt securities	386,357	3,082	3.21	383,120	1,898	2.01
Loans and leases (1):
Residential mortgage (2)	207,356	1,782	3.44	215,030	1,851	3.45
Home equity	82,640	769	3.73	84,915	770	3.66
U.S. credit card	87,460	1,980	9.08	88,695	2,027	9.27
Non-U.S. credit card	10,012	264	10.56	10,002	262	10.64
Direct/Indirect consumer (3)	83,698	504	2.42	80,713	491	2.47
Other consumer (4)	1,885	15	3.14	1,847	15	3.29
Total consumer	473,051	5,314	4.50	481,202	5,416	4.54
U.S. commercial	244,540	1,705	2.80	234,907	1,645	2.84
Commercial real estate (5)	50,478	382	3.03	48,234	347	2.92
Commercial lease financing	24,723	180	2.92	24,495	216	3.53
Non-U.S. commercial	88,623	479	2.17	83,555	485	2.35
Total commercial	408,364	2,746	2.70	391,191	2,693	2.79
Total loans and leases	881,415	8,060	3.67	872,393	8,109	3.75
Other earning assets	62,712	721	4.59	61,441	705	4.66
Total earning assets (6)	1,815,892	13,360	2.95	1,804,399	12,182	2.73
Cash and due from banks	30,751			27,695
Other assets, less allowance for loan and lease losses	305,323			306,480
Total assets	$2,151,966			$2,138,574

(1)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(2)
Includes non-U.S. residential mortgage loans of $2 million in both the second and first quarters of 2015, and $3 million, $3 million and $2 million in the fourth, third and second quarters of 2014, respectively.

(3)
Includes non-U.S. consumer loans of $4.0 billion in both the second and first quarters of 2015, and $4.2 billion, $4.3 billion and $4.4 billion in the fourth, third and second quarters of 2014, respectively.

(4)
Includes consumer finance loans of $632 million and $661 million in the second and first quarters of 2015, and $907 million, $1.1 billion and $1.1 billion in the fourth, third and second quarters of 2014, respectively; consumer leases of $1.1 billion and $1.0 billion in the second and first quarters of 2015, and $965 million, $887 million and $762 million in the fourth, third and second quarters of 2014, respectively; and consumer overdrafts of $131 million and $141 million in the second and first quarters of 2015, and $156 million, $161 million and $137 million in the fourth, third and second quarters of 2014, respectively.

(5)
Includes U.S. commercial real estate loans of $47.6 billion and $45.6 billion in the second and first quarters of 2015, and $45.1 billion, $45.0 billion and $46.7 billion in the fourth, third and second quarters of 2014, respectively; and non-U.S. commercial real estate loans of $2.8 billion and $2.7 billion in the second and first quarters of 2015, and $1.9 billion, $1.0 billion and $1.6 billion in the fourth, third and second quarters of 2014, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $8 million and $11 million in the second and first quarters of 2015, and $10 million, $30 million and $13 million in the fourth, third and second quarters of 2014, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $509 million and $582 million in the second and first quarters of 2015, and $659 million, $602 million and $621 million in the fourth, third and second quarters of 2014, respectively. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 122.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2014			Third Quarter 2014			Second Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$109,042	$74	0.27%	$110,876	$77	0.28%	$123,582	$85	0.28%
Time deposits placed and other short-term investments	9,339	41	1.73	10,457	41	1.54	10,509	40	1.51
Federal funds sold and securities borrowed or purchased under agreements to resell	217,982	237	0.43	223,978	239	0.42	235,393	298	0.51
Trading account assets	144,147	1,142	3.15	143,282	1,147	3.18	147,798	1,214	3.29
Debt securities	371,014	1,687	1.82	359,653	2,236	2.48	345,889	2,133	2.46
Loans and leases (1):
Residential mortgage (2)	223,132	1,946	3.49	235,272	2,083	3.54	243,406	2,195	3.61
Home equity	86,825	808	3.70	88,590	836	3.76	90,729	842	3.72
U.S. credit card	89,381	2,087	9.26	88,866	2,093	9.34	88,058	2,042	9.30
Non-U.S. credit card	10,950	280	10.14	11,784	304	10.25	11,759	308	10.51
Direct/Indirect consumer (3)	83,121	522	2.49	82,669	523	2.51	82,102	524	2.56
Other consumer (4)	2,031	85	16.75	2,110	19	3.44	2,011	18	3.60
Total consumer	495,440	5,728	4.60	509,291	5,858	4.58	518,065	5,929	4.58
U.S. commercial	231,215	1,648	2.83	230,891	1,660	2.86	230,486	1,670	2.91
Commercial real estate (5)	46,996	360	3.04	46,069	347	2.98	48,315	357	2.97
Commercial lease financing	24,238	199	3.28	24,325	212	3.48	24,409	193	3.16
Non-U.S. commercial	86,844	527	2.41	88,665	555	2.48	91,305	571	2.51
Total commercial	389,293	2,734	2.79	389,950	2,774	2.83	394,515	2,791	2.84
Total loans and leases	884,733	8,462	3.80	899,241	8,632	3.82	912,580	8,720	3.83
Other earning assets	65,864	739	4.46	65,995	710	4.27	65,099	665	4.09
Total earning assets (6)	1,802,121	12,382	2.73	1,813,482	13,082	2.87	1,840,850	13,155	2.86
Cash and due from banks	27,590			25,120			27,377
Other assets, less allowance for loan and lease losses	307,840			297,507			301,328
Total assets	$2,137,551			$2,136,109			$2,169,555
For footnotes see page 22.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Second Quarter 2015			First Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$47,381	$2	0.02%	$46,224	$2	0.02%
NOW and money market deposit accounts	536,201	71	0.05	531,827	67	0.05
Consumer CDs and IRAs	55,832	42	0.30	58,704	45	0.31
Negotiable CDs, public funds and other deposits	29,904	22	0.30	28,796	22	0.31
Total U.S. interest-bearing deposits	669,318	137	0.08	665,551	136	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	5,162	9	0.67	4,544	8	0.74
Governments and official institutions	1,239	1	0.38	1,382	1	0.21
Time, savings and other	55,030	69	0.51	54,276	75	0.55
Total non-U.S. interest-bearing deposits	61,431	79	0.52	60,202	84	0.56
Total interest-bearing deposits	730,749	216	0.12	725,753	220	0.12
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	252,088	686	1.09	244,134	585	0.97
Trading account liabilities	77,772	335	1.73	78,787	394	2.03
Long-term debt	242,230	1,407	2.33	240,127	1,313	2.20
Total interest-bearing liabilities (6)	1,302,839	2,644	0.81	1,288,801	2,512	0.79
Noninterest-bearing sources:
Noninterest-bearing deposits	416,040			404,973
Other liabilities	182,033			199,056
Shareholders' equity	251,054			245,744
Total liabilities and shareholders' equity	$2,151,966			$2,138,574
Net interest spread			2.14%			1.94%
Impact of noninterest-bearing sources			0.23			0.23
Net interest income/yield on earning assets		$10,716	2.37%		$9,670	2.17%
For footnotes see page 22.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2014			Third Quarter 2014			Second Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$45,621	$1	0.01%	$46,803	$1	0.01%	$47,450	$—	—%
NOW and money market deposit accounts	515,995	76	0.06	517,043	78	0.06	519,399	79	0.06
Consumer CDs and IRAs	61,880	52	0.33	65,579	59	0.35	68,706	70	0.41
Negotiable CDs, public funds and other deposits	30,950	22	0.29	31,806	27	0.34	33,426	30	0.35
Total U.S. interest-bearing deposits	654,446	151	0.09	661,231	165	0.10	668,981	179	0.11
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	5,415	9	0.63	8,022	21	1.05	10,537	15	0.56
Governments and official institutions	1,647	1	0.18	1,706	1	0.14	1,754	1	0.12
Time, savings and other	57,029	76	0.53	61,331	83	0.54	64,078	87	0.55
Total non-U.S. interest-bearing deposits	64,091	86	0.53	71,059	105	0.59	76,369	103	0.54
Total interest-bearing deposits	718,537	237	0.13	732,290	270	0.15	745,350	282	0.15
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	251,432	615	0.97	255,111	590	0.92	271,247	765	1.13
Trading account liabilities	78,174	350	1.78	84,989	392	1.83	95,154	398	1.68
Long-term debt	249,221	1,315	2.10	251,772	1,386	2.19	259,825	1,484	2.29
Total interest-bearing liabilities (6)	1,297,364	2,517	0.77	1,324,162	2,638	0.79	1,371,576	2,929	0.86
Noninterest-bearing sources:
Noninterest-bearing deposits	403,977			395,198			383,213
Other liabilities	192,756			178,709			178,963
Shareholders' equity	243,454			238,040			235,803
Total liabilities and shareholders' equity	$2,137,551			$2,136,109			$2,169,555
Net interest spread			1.96%			2.08%			2.00%
Impact of noninterest-bearing sources			0.22			0.21			0.22
Net interest income/yield on earning assets		$9,865	2.18%		$10,444	2.29%		$10,226	2.22%
For footnotes see page 22.

Table 15
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Six Months Ended June 30
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$125,974	$165	0.26%	$118,106	$157	0.27%
Time deposits placed and other short-term investments	8,280	67	1.62	12,185	88	1.46
Federal funds sold and securities borrowed or purchased under agreements to resell	214,130	499	0.47	224,012	562	0.51
Trading account assets	138,036	2,236	3.26	147,691	2,427	3.31
Debt securities	384,747	4,980	2.61	337,845	4,139	2.43
Loans and leases (1):
Residential mortgage (2)	211,172	3,633	3.44	245,472	4,433	3.61
Home equity	83,771	1,539	3.69	91,736	1,695	3.72
U.S. credit card	88,074	4,007	9.18	88,797	4,134	9.39
Non-U.S. credit card	10,007	526	10.60	11,657	616	10.65
Direct/Indirect consumer (3)	82,214	995	2.44	81,916	1,054	2.59
Other consumer (4)	1,866	30	3.22	1,987	35	3.63
Total consumer	477,104	10,730	4.52	521,565	11,967	4.61
U.S. commercial	239,751	3,350	2.82	229,279	3,322	2.92
Commercial real estate (5)	49,362	729	2.98	48,533	725	3.01
Commercial lease financing	24,609	396	3.22	24,567	427	3.47
Non-U.S. commercial	86,103	964	2.26	92,068	1,114	2.44
Total commercial	399,825	5,439	2.74	394,447	5,588	2.85
Total loans and leases	876,929	16,169	3.71	916,012	17,555	3.85
Other earning assets	62,082	1,426	4.62	66,326	1,362	4.13
Total earning assets (6)	1,810,178	25,542	2.84	1,822,177	26,290	2.90
Cash and due from banks	29,231			27,815
Other assets, less allowance for loan and lease losses	305,898			304,502
Total assets	$2,145,307			$2,154,494

(1)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(2)	Includes non-U.S. residential mortgage loans of $2 million and $1 million for the six months ended June 30, 2015 and 2014.

(3)	Includes non-U.S. consumer loans of $4.0 billion and $4.5 billion for the six months ended June 30, 2015 and 2014.

(4)
Includes consumer finance loans of $647 million and $1.1 billion, consumer leases of $1.1 billion and $709 million, and consumer overdrafts of $136 million and $138 million for the six months ended June 30, 2015 and 2014.

(5)
Includes U.S. commercial real estate loans of $46.6 billion and $46.8 billion, and non-U.S. commercial real estate loans of $2.8 billion and $1.7 billion for the six months ended June 30, 2015 and 2014.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $19 million and $18 million for the six months ended June 30, 2015 and 2014. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.1 billion and $1.2 billion for the six months ended June 30, 2015 and 2014. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 122.

Table 15
Year-to-Date Average Balances and Interest Rates – FTE Basis (continued)
	Six Months Ended June 30
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,806	$4	0.02%	$46,329	$1	0.01%
NOW and money market deposit accounts	534,026	138	0.05	521,307	162	0.06
Consumer CDs and IRAs	57,260	87	0.31	69,916	154	0.44
Negotiable CDs, public funds and other deposits	29,353	44	0.31	31,637	57	0.36
Total U.S. interest-bearing deposits	667,445	273	0.08	669,189	374	0.11
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,855	17	0.70	10,803	31	0.57
Governments and official institutions	1,310	2	0.29	1,805	1	0.12
Time, savings and other	54,655	144	0.53	62,302	167	0.54
Total non-U.S. interest-bearing deposits	60,820	163	0.54	74,910	199	0.53
Total interest-bearing deposits	728,265	436	0.12	744,099	573	0.16
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	248,133	1,271	1.03	262,161	1,372	1.06
Trading account liabilities	78,277	729	1.88	92,814	833	1.81
Long-term debt	241,184	2,720	2.27	256,768	3,000	2.34
Total interest-bearing liabilities (6)	1,295,859	5,156	0.80	1,355,842	5,778	0.86
Noninterest-bearing sources:
Noninterest-bearing deposits	410,536			379,300
Other liabilities	190,499			183,173
Shareholders' equity	248,413			236,179
Total liabilities and shareholders' equity	$2,145,307			$2,154,494
Net interest spread			2.04%			2.04%
Impact of noninterest-bearing sources			0.23			0.22
Net interest income/yield on earning assets		$20,386	2.27%		$20,512	2.26%
For footnotes see page 26.

Business Segment Operations

Segment Description and Basis of Presentation

We report our results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. Effective January 1, 2015, we realigned the segments with how we are managing the businesses in 2015. For more information on the segment realignment, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 17. Table 16 provides selected summary financial data for our business segments and All Other for the three and six months ended June 30, 2015 compared to the same periods in 2014. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 16
Business Segment Results
	Three Months Ended June 30
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Consumer Banking	$7,544	$7,649	$506	$550	$4,321	$4,505	$1,704	$1,634
Global Wealth & Investment Management	4,573	4,589	15	(8)	3,457	3,445	690	726
Global Banking	4,115	4,438	177	136	1,941	2,007	1,251	1,445
Global Markets	4,259	4,599	6	20	2,723	2,875	993	1,102
Legacy Assets & Servicing	1,089	800	57	(39)	961	5,234	45	(2,741)
All Other	765	(115)	19	(248)	415	475	637	125
Total – FTE basis	22,345	21,960	780	411	13,818	18,541	5,320	2,291
FTE adjustment	(228)	(213)	—	—	—	—	—	—
Total Consolidated	$22,117	$21,747	$780	$411	$13,818	$18,541	$5,320	$2,291

	Six Months Ended June 30
	2015	2014	2015	2014	2015	2014	2015	2014
Consumer Banking	$14,994	$15,300	$1,222	$1,359	$8,710	$9,000	$3,179	$3,102
Global Wealth & Investment Management	9,090	9,136	38	15	6,916	6,803	1,341	1,455
Global Banking	8,393	8,964	273	417	3,951	4,184	2,617	2,738
Global Markets	8,873	9,625	27	38	5,854	5,964	1,938	2,412
Legacy Assets & Servicing	2,003	1,486	148	(27)	2,164	12,637	(194)	(7,622)
All Other	413	216	(163)	(382)	1,918	2,191	(204)	(70)
Total – FTE basis	43,766	44,727	1,545	1,420	29,513	40,779	8,677	2,015
FTE adjustment	(447)	(414)	—	—	—	—	—	—
Total Consolidated	$43,319	$44,313	$1,545	$1,420	$29,513	$40,779	$8,677	$2,015

(1)
Total revenue is net of interest expense and is on an FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 17.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 57. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit.

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

For more information on the basis of presentation for business segments, including the allocation of market-related adjustments to net interest income, and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Consumer Banking

	Three Months Ended June 30
	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2015	2014	2015	2014	2015	2014	% Change
Net interest income (FTE basis)	$2,390	$2,396	$2,520	$2,664	$4,910	$5,060	(3)%
Noninterest income:
Card income	2	3	1,204	1,149	1,206	1,152	5
Service charges	1,032	1,039	1	—	1,033	1,039	(1)
Mortgage banking income	—	—	257	237	257	237	8
All other income	120	88	18	73	138	161	(14)
Total noninterest income	1,154	1,130	1,480	1,459	2,634	2,589	2
Total revenue, net of interest expense (FTE basis)	3,544	3,526	4,000	4,123	7,544	7,649	(1)

Provision for credit losses	24	50	482	500	506	550	(8)
Noninterest expense	2,363	2,473	1,958	2,032	4,321	4,505	(4)
Income before income taxes (FTE basis)	1,157	1,003	1,560	1,591	2,717	2,594	5
Income tax expense (FTE basis)	431	371	582	589	1,013	960	6
Net income	$726	$632	$978	$1,002	$1,704	$1,634	4

Net interest yield (FTE basis)	1.75%	1.86%	5.09%	5.56%	3.44%	3.74%
Return on average allocated capital	24	23	23	21	24	22
Efficiency ratio (FTE basis)	66.71	70.12	48.92	49.28	57.28	58.89

Balance Sheet
	Three Months Ended June 30
Average	2015	2014	2015	2014	2015	2014	% Change
Total loans and leases	$5,789	$6,103	$195,914	$189,310	$201,703	$195,413	3%
Total earning assets (1)	549,252	517,509	198,501	192,238	572,378	542,421	6
Total assets (1)	576,417	544,248	207,977	201,592	609,019	578,514	5
Total deposits	544,340	513,326	n/m	n/m	545,454	514,137	6
Allocated capital	12,000	11,000	17,000	19,000	29,000	30,000	(3)

(1)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

n/m = not meaningful

	Six Months Ended June 30
	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2015	2014	2015	2014	2015	2014	% Change
Net interest income (FTE basis)	$4,687	$4,736	$5,094	$5,394	$9,781	$10,130	(3)%
Noninterest income:
Card income	5	5	2,368	2,295	2,373	2,300	3
Service charges	1,998	2,031	1	1	1,999	2,032	(2)
Mortgage banking income	—	—	545	415	545	415	31
All other income	223	180	73	243	296	423	(30)
Total noninterest income	2,226	2,216	2,987	2,954	5,213	5,170	1
Total revenue, net of interest expense (FTE basis)	6,913	6,952	8,081	8,348	14,994	15,300	(2)

Provision for credit losses	87	114	1,135	1,245	1,222	1,359	(10)
Noninterest expense	4,814	4,938	3,896	4,062	8,710	9,000	(3)
Income before income taxes (FTE basis)	2,012	1,900	3,050	3,041	5,062	4,941	2
Income tax expense (FTE basis)	748	707	1,135	1,132	1,883	1,839	2
Net income	$1,264	$1,193	$1,915	$1,909	$3,179	$3,102	2

Net interest yield (FTE basis)	1.74%	1.86%	5.21%	5.64%	3.49%	3.80%
Return on average allocated capital	21	22	23	20	22	21
Efficiency ratio (FTE basis)	69.64	71.03	48.21	48.66	58.09	58.82

Balance Sheet
	Six Months Ended June 30
Average	2015	2014	2015	2014	2015	2014	% Change
Total loans and leases	$5,834	$6,097	$194,814	$189,819	$200,648	$195,916	2%
Total earning assets (1)	542,441	512,945	197,279	192,951	565,643	538,110	5
Total assets (1)	569,404	539,661	206,679	202,232	602,006	574,107	5
Total deposits	537,353	508,721	n/m	n/m	538,448	509,519	6
Allocated capital	12,000	11,000	17,000	19,000	29,000	30,000	(3)

Period end	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014	% Change
Total loans and leases	$5,834	$5,951	$198,546	$196,049	$204,380	$202,000	1%
Total earning assets (1)	551,705	527,045	201,319	199,097	575,284	552,117	4
Total assets (1)	578,227	554,344	210,635	208,729	611,122	589,048	4
Total deposits	546,169	523,348	n/m	n/m	547,343	524,413	4
For footnotes see page 29.

Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 33 states and the District of Columbia. The franchise network includes approximately 4,800 financial centers, 16,000 ATMs, nationwide call centers, and online and mobile platforms.

Consumer Banking Results

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for Consumer Banking increased $70 million to $1.7 billion primarily driven by lower noninterest expense and provision for credit losses and higher noninterest income, partially offset by lower net interest income. Net interest income decreased $150 million to $4.9 billion primarily due to the allocation of ALM activities and lower card yields and card loan balances. Noninterest income increased $45 million to $2.6 billion driven by higher card income from increased customer spending and higher mortgage banking income from improved production margins.

The provision for credit losses decreased $44 million to $506 million driven by continued improvement in credit quality within the credit card and consumer vehicle lending portfolios. Noninterest expense decreased $184 million to $4.3 billion primarily driven by lower personnel and operating expenses.

The return on average allocated capital was 24 percent, up from 22 percent, reflecting higher net income and a small decrease in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 27.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income for Consumer Banking increased $77 million to $3.2 billion primarily driven by lower noninterest expense and provision for credit losses and higher noninterest income, partially offset by lower net interest income. Net interest income decreased $349 million to $9.8 billion primarily due to the same factors as described in the three-month discussion above. Noninterest income increased $43 million to $5.2 billion due to higher mortgage banking income from improved production margins and higher first mortgage origination volume, and card income, partially offset by lower other income which included portfolio divestiture gains in 2014, and lower service charges.

The provision for credit losses decreased $137 million to $1.2 billion primarily driven by the same factor as described in the three-month discussion above. Noninterest expense decreased $290 million to $8.7 billion primarily driven by the same factors as described in the three-month discussion above.

The return on average allocated capital was 22 percent, up from 21 percent, reflecting higher net income and a small decrease in allocated capital.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for Deposits increased $94 million to $726 million driven by lower noninterest expense and provision for credit losses. Net interest income of $2.4 billion and noninterest income of $1.2 billion remained relatively unchanged.

The provision for credit losses decreased $26 million to $24 million driven by reduced overdraft activity. Noninterest expense decreased $110 million to $2.4 billion due to lower operating and personnel expenses.

Average deposits increased $31.0 billion to $544.3 billion driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $42.1 billion was partially offset by a decline in time deposits of $11.1 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by two bps to five bps.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income for Deposits increased $71 million to $1.3 billion driven by lower noninterest expense and provision for credit losses, partially offset by lower net interest income. Net interest income decreased $49 million to $4.7 billion due to the allocation of ALM activities. Noninterest income of $2.2 billion remained relatively unchanged.

The provision for credit losses decreased $27 million to $87 million driven by the same factor as described in the three-month discussion above. Noninterest expense decreased $124 million to $4.8 billion due to lower operating expenses.

Average deposits increased $28.6 billion to $537.4 billion driven by a continuing customer shift to more liquid products in the low rate environment.

Key Statistics – Deposits
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Total deposit spreads (excludes noninterest costs)	1.63%	1.60%	1.62%	1.59%

Period end
Client brokerage assets (in millions)			$121,961	$105,926
Online banking active accounts (units in thousands)			31,322	30,429
Mobile banking active accounts (units in thousands)			17,626	15,475
Financial centers			4,789	5,023
ATMs			15,992	15,973

Client brokerage assets increased $16.0 billion driven by new accounts, increased account flows and higher market valuations. Mobile banking active accounts increased 2.2 million reflecting continuing changes in our customers' banking preferences. The number of financial centers declined 234 as we continue to optimize our consumer banking network and improve our cost-to-serve.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for Consumer Lending decreased $24 million to $978 million primarily due to lower net interest income, partially offset by lower noninterest expense, higher noninterest income and lower provision for credit losses. Net interest income decreased $144 million to $2.5 billion driven by the impact of lower card yields and lower average card loan balances. Noninterest income increased $21 million to $1.5 billion due to higher card income from increased customer spending and higher mortgage banking income from improved production margins, partially offset by lower other income which included a portfolio divestiture gain in 2014.

The provision for credit losses decreased $18 million to $482 million driven by continued improvement in credit quality within the credit card and consumer vehicle lending portfolios. Noninterest expense decreased $74 million to $2.0 billion primarily driven by lower personnel and operating expenses.

Average loans increased $6.6 billion to $195.9 billion primarily driven by an increase in residential mortgages and consumer vehicle loans, partially offset by lower home equity loans and continued run-off of non-core portfolios. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income for Consumer Lending of $1.9 billion remained relatively unchanged as improvements in noninterest expense and the provision for credit losses and higher noninterest income offset lower net interest income. Net interest income decreased $300 million to $5.1 billion driven by the impact of lower card yields and lower average card loan balances. Noninterest income increased $33 million to $3.0 billion due to higher mortgage banking income from improved production margins and higher first mortgage origination volume, and card income, partially offset by lower other income which included portfolio divestiture gains in 2014.

The provision for credit losses decreased $110 million to $1.1 billion driven by the same factor as described in the three-month discussion above. Noninterest expense decreased $166 million to $3.9 billion primarily driven by lower personnel expense. Average loans increased $5.0 billion to $194.8 billion primarily driven by the same factors as described in the three-month discussion above.

Key Statistics – Consumer Lending
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Total U.S. credit card (1)
Gross interest yield	9.08%	9.30%	9.18%	9.39%
Risk-adjusted margin	8.92	8.97	8.99	9.23
New accounts (in thousands)	1,295	1,128	2,456	2,155
Purchase volumes	$55,976	$53,583	$106,154	$102,447
Debit card purchase volumes	$70,754	$69,492	$137,653	$135,382

(1)	Total U.S. credit card includes portfolios in Consumer Banking and GWIM.

During the three and six months ended June 30, 2015, the total U.S. credit card risk-adjusted margin decreased five bps and 24 bps compared to the same periods in 2014 due to portfolio divestiture gains in 2014 and a decrease in net interest margin, partially offset by an improvement in credit quality. Total U.S. credit card purchase volumes increased $2.4 billion to $56.0 billion, and $3.7 billion to $106.2 billion, and debit card purchase volumes increased $1.3 billion to $70.8 billion, and $2.3 billion to $137.7 billion, reflecting higher levels of consumer spending.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Consumer Lending:
Core production revenue	$273	$233	$573	$422
Representations and warranties provision	1	22	7	29
Other consumer mortgage banking income (1)	(17)	(18)	(35)	(36)
Total Consumer Lending mortgage banking income	257	237	545	415
LAS mortgage banking income (2)	682	369	1,143	660
Eliminations (3)	62	(79)	7	(136)
Total consolidated mortgage banking income	$1,001	$527	$1,695	$939

(1)	Primarily relates to intercompany charges for loan servicing activities provided by LAS.

(2)	Amounts for LAS are included in this Consumer Banking table to show the components of consolidated mortgage banking income.

(3)	Includes the effect of transfers of certain mortgage loans from Consumer Banking to the ALM portfolio included in All Other and intercompany charges for loan servicing.

During the three and six months ended June 30, 2015, core production revenue increased $40 million to $273 million, and $151 million to $573 million compared to the same periods in 2014 due to an increase in margins, and for the six months ended June 30, 2015, higher first mortgage origination volume.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Loan production (1):
Total (2):
First mortgage	$15,962	$11,099	$29,675	$19,949
Home equity	3,209	2,604	6,426	4,588
Consumer Banking:
First mortgage	$11,266	$8,461	$21,120	$15,163
Home equity	2,940	2,396	5,957	4,186

(1)	The above loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.

First mortgage loan originations in Consumer Banking and for the total Corporation increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 reflecting growth in the overall mortgage market as lower interest rates beginning in late 2014 drove an increase in refinances. The first mortgage pipeline declined 15 percent in the three months ended June 30, 2015 due to lower application volume driven by higher interest rates.

During the three months ended June 30, 2015, 62 percent of the total Corporation first mortgage production volume was for refinance originations and 38 percent was for purchase originations compared to 53 percent and 47 percent for the same period in 2014. Home Affordable Refinance Program (HARP) refinance originations were two percent of all refinance originations compared to eight percent for the same period in 2014. Making Home Affordable non-HARP refinance originations were eight percent of all refinance originations compared to 19 percent for the same period in 2014. The remaining 90 percent of refinance originations were conventional refinances compared to 73 percent for the same period in 2014.

During the six months ended June 30, 2015, 68 percent of the total Corporation first mortgage production volume was for refinance originations and 32 percent was for purchase originations compared to 59 percent and 41 percent for the same period in 2014. HARP refinance originations were three percent of all refinance originations compared to eight percent for the same period in 2014. Making Home Affordable non-HARP refinance originations were nine percent of all refinance originations compared to 20 percent for the same period in 2014. The remaining 88 percent of refinance originations were conventional refinances compared to 72 percent for the same period in 2014.

Home equity production for the total Corporation was $3.2 billion and $6.4 billion for the three and six months ended June 30, 2015 compared to $2.6 billion and $4.6 billion for the same periods in 2014, with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved financial center engagement with customers and more competitive pricing.

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$1,359	$1,485	(8)%	$2,710	$2,970	(9)%
Noninterest income:
Investment and brokerage services	2,749	2,642	4	5,472	5,246	4
All other income	465	462	1	908	920	(1)
Total noninterest income	3,214	3,104	4	6,380	6,166	3
Total revenue, net of interest expense (FTE basis)	4,573	4,589	—	9,090	9,136	(1)

Provision for credit losses	15	(8)	n/m	38	15	n/m
Noninterest expense	3,457	3,445	—	6,916	6,803	2
Income before income taxes (FTE basis)	1,101	1,152	(4)	2,136	2,318	(8)
Income tax expense (FTE basis)	411	426	(4)	795	863	(8)
Net income	$690	$726	(5)	$1,341	$1,455	(8)

Net interest yield (FTE basis)	2.17%	2.40%		2.15%	2.40%
Return on average allocated capital	23	24		23	25
Efficiency ratio (FTE basis)	75.60	75.07		76.08	74.47

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2015	2014	% Change	2015	2014	% Change
Total loans and leases	$130,270	$118,512	10%	$128,211	$117,235	9%
Total earning assets	251,528	248,380	1	254,560	249,549	2
Total assets	268,835	266,781	1	271,965	268,518	1
Total deposits	239,974	240,042	—	241,758	241,409	—
Allocated capital	12,000	12,000	—	12,000	12,000	—

Period end				June 30 2015	December 31 2014	% Change
Total loans and leases				$132,377	$125,431	6%
Total earning assets				250,720	256,519	(2)
Total assets				267,021	274,887	(3)
Total deposits				237,624	245,391	(3)
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

Client assets managed under advisory and discretion of GWIM are AUM and are typically held in diversified portfolios. The majority of client AUM have an investment strategy with a duration of greater than one year and are, therefore, considered long-term AUM. Fees earned on long-term AUM are calculated as a percentage of total AUM. The asset management fees charged to clients are dependent on various factors, but are generally driven by the breadth of the client's relationship and generally range from 50 to 150 bps on their total AUM. The net client long-term AUM flows represent the net change in client's long-term AUM balances over a specified period of time, excluding market appreciation/depreciation and other adjustments.

Client assets under advisory and discretion of GWIM in which the investment strategy seeks current income, while maintaining liquidity and capital preservation, are considered liquidity AUM. The duration of these strategies is primarily less than one year. The change in AUM balances from the prior period is primarily the net client flows for liquidity AUM.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for GWIM decreased $36 million to $690 million driven by a decline in net interest income, partially offset by higher noninterest income. Net interest income decreased $126 million to $1.4 billion due to the allocation of ALM activities, partially offset by the impact of loan growth. Noninterest income, primarily investment and brokerage services income, increased $110 million to $3.2 billion driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by lower transactional revenue. Noninterest expense remained relatively unchanged as an increase in personnel costs driven by higher revenue-related incentive compensation and investment in client-facing professionals was offset by lower support costs.

Return on average allocated capital was 23 percent, down from 24 percent, due to a decrease in net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 27.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income for GWIM decreased $114 million to $1.3 billion driven by the same factors as described in the three-month discussion above, as well as an increase in noninterest expense. Net interest income decreased $260 million to $2.7 billion and noninterest income, primarily investment and brokerage services income, increased $214 million to $6.4 billion, both driven by the same factors as described in the three-month discussion above. Noninterest expense increased $113 million to $6.9 billion primarily due to higher revenue-related incentive compensation and investment in client-facing professionals.

Return on average allocated capital was 23 percent, down from 25 percent, due to a decrease in net income.

Key Indicators and Metrics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2015	2014	2015	2014

Revenue by Business
Merrill Lynch Global Wealth Management	$3,792	$3,791	$7,540	$7,555
U.S. Trust	764	783	1,515	1,551
Other (1)	17	15	35	30
Total revenue, net of interest expense (FTE basis)	$4,573	$4,589	$9,090	$9,136

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management			$2,051,514	$2,017,051
U.S. Trust			388,829	380,281
Other (1)			81,318	70,836
Total client balances			$2,521,661	$2,468,168

Client Balances by Type, at period end
Long-term assets under management			$849,046	$808,056
Liquidity assets under management			81,314	70,685
Assets under management			930,360	878,741
Brokerage assets			1,079,084	1,091,558
Assets in custody			138,774	137,391
Deposits			237,624	237,046
Loans and leases (2)			135,819	123,432
Total client balances			$2,521,661	$2,468,168

Assets Under Management Rollforward
Assets under management, beginning balance	$917,257	$841,818	$902,872	$821,449
Net long-term client flows	8,593	11,870	23,247	29,252
Net liquidity client flows	6,023	135	4,530	(2,294)
Market valuation/other	(1,513)	24,918	(289)	30,334
Total assets under management, ending balance	$930,360	$878,741	$930,360	$878,741

Associates, at period end (3)
Number of financial advisors			16,419	15,560
Total wealth advisors			17,798	16,721
Total client-facing professionals			20,286	19,416

Merrill Lynch Global Wealth Management Metrics
Financial advisor productivity (4) (in thousands)	$1,041	$1,060	$1,041	$1,058

U.S. Trust Metrics, at period end
Client-facing professionals			2,155	2,110

(1)	Includes the results of BofA Global Capital Management, the cash management division of Bank of America, and certain administrative items.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(3)	Includes financial advisors in the Consumer Banking segment of 2,049 and 1,716 at June 30, 2015 and 2014.

(4)
Financial advisor productivity is defined as annualized Merrill Lynch Global Wealth Management total revenue divided by the total number of financial advisors (excluding financial advisors in the Consumer Banking segment). Total revenue excludes corporate allocation of net interest income related to certain ALM activities.

Client balances increased $53.5 billion, or two percent, to over $2.5 trillion driven by AUM and loan flows.

The number of wealth advisors increased six percent due to increases in financial advisor development program participants, Merrill Edge financial solutions advisors and experienced financial advisors.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue from MLGWM of $3.8 billion remained relatively unchanged as lower net interest income was offset by higher noninterest income. Net interest income decreased due to the allocation of ALM activities, partially offset by the impact of loan growth. Noninterest income increased driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by lower transactional revenue. Revenue from U.S. Trust of $764 million decreased two percent driven by the allocation of ALM activities, partially offset by increased asset management fees due to the impact of higher market levels and long-term AUM flows.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue from MLGWM of $7.5 billion remained relatively unchanged and revenue from U.S. Trust was $1.5 billion, down two percent, both driven by the same factors as described in the three-month discussion above.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily to or from Consumer Banking, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs.

Net Migration Summary
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Total deposits, net – to (from) GWIM	$(44)	$691	$(527)	$1,835
Total loans, net – to (from) GWIM	(28)	(18)	(54)	(18)
Total brokerage, net – to (from) GWIM	(675)	(519)	(1,257)	(710)

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$2,213	$2,442	(9)%	$4,473	$4,946	(10)%
Noninterest income:
Service charges	728	725	—	1,438	1,459	(1)
Investment banking fees	777	834	(7)	1,629	1,656	(2)
All other income	397	437	(9)	853	903	(6)
Total noninterest income	1,902	1,996	(5)	3,920	4,018	(2)
Total revenue, net of interest expense (FTE basis)	4,115	4,438	(7)	8,393	8,964	(6)

Provision for credit losses	177	136	30	273	417	(35)
Noninterest expense	1,941	2,007	(3)	3,951	4,184	(6)
Income before income taxes (FTE basis)	1,997	2,295	(13)	4,169	4,363	(4)
Income tax expense (FTE basis)	746	850	(12)	1,552	1,625	(4)
Net income	$1,251	$1,445	(13)	$2,617	$2,738	(4)

Net interest yield (FTE basis)	2.80%	3.12%		2.85%	3.19%
Return on average allocated capital	14	17		15	16
Efficiency ratio (FTE basis)	47.16	45.22		47.08	46.68

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2015	2014	% Change	2015	2014	% Change
Total loans and leases	$300,631	$287,795	4%	$295,107	$287,857	3%
Total earning assets	316,898	314,079	1	316,951	313,081	1
Total assets	361,853	359,755	1	361,840	359,669	1
Total deposits	288,117	284,947	1	287,280	283,943	1
Allocated capital	35,000	33,500	4	35,000	33,500	4

Period end				June 30 2015	December 31 2014	% Change
Total loans and leases				$307,085	$288,905	6%
Total earning assets				322,971	308,448	5
Total assets				367,045	353,667	4
Total deposits				292,261	279,793	4

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for Global Banking decreased $194 million to $1.3 billion primarily driven by lower revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense.

Revenue decreased $323 million to $4.1 billion primarily due to lower net interest income. The decline in net interest income reflects the allocation of ALM activities and liquidity costs as well as loan spread compression, partially offset by loan growth. Noninterest income decreased $94 million to $1.9 billion primarily driven by lower investment banking fees.

The provision for credit losses increased $41 million to $177 million as a result of higher loan balances compared to the prior-year period. Noninterest expense decreased $66 million to $1.9 billion primarily driven by lower litigation expense and technology initiative costs, partially offset by investment in client-facing personnel.

The return on average allocated capital was 14 percent, down from 17 percent, due to increased capital allocations and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 27.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income for Global Banking decreased $121 million to $2.6 billion primarily driven by lower revenue, partially offset by lower noninterest expense and a reduction in the provision for credit losses.

Revenue decreased $571 million to $8.4 billion primarily due to lower net interest income driven by the same factors as described in the three-month discussion above. Noninterest income decreased $98 million to $3.9 billion primarily driven by fewer asset sales within the leasing business resulting in lower gains and a gain on sale of an equity investment in Global Commercial Banking in the prior-year period.

The provision for credit losses decreased $144 million to $273 million, primarily in the commercial and industrial portfolio. Noninterest expense decreased $233 million to $4.0 billion primarily due to lower technology initiative costs and litigation expense.

The return on average allocated capital was 15 percent, down from 16 percent, driven by the same factors as described in the three-month discussion above.

Global Corporate, Global Commercial and Business Banking

Global Corporate, Global Commercial and Business Banking each include Business Lending and Global Transaction Services activities. Business Lending includes various lending-related products and services, and related hedging activities, including commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Transaction Services includes deposits, treasury management, credit card, foreign exchange and short-term investment products. The table below presents a summary of the results, which exclude certain capital markets activity in Global Banking.

Global Corporate, Global Commercial and Business Banking
	Three Months Ended June 30
	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Revenue
Business Lending	$708	$830	$1,004	$1,006	$87	$92	$1,799	$1,928
Global Transaction Services	709	754	642	715	170	176	1,521	1,645
Total revenue, net of interest expense	$1,417	$1,584	$1,646	$1,721	$257	$268	$3,320	$3,573

Balance Sheet
Average
Total loans and leases	$136,765	$129,835	$147,192	$141,559	$16,620	$16,379	$300,577	$287,773
Total deposits	137,742	141,535	117,916	114,563	32,464	28,850	288,122	284,948

	Six Months Ended June 30
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue
Business Lending	$1,597	$1,742	$1,916	$2,017	$174	$181	$3,687	$3,940
Global Transaction Services	1,369	1,483	1,292	1,447	336	353	2,997	3,283
Total revenue, net of interest expense	$2,966	$3,225	$3,208	$3,464	$510	$534	$6,684	$7,223

Balance Sheet
Average
Total loans and leases	$134,054	$130,518	$144,497	$140,912	$16,527	$16,412	$295,078	$287,842
Total deposits	136,259	139,989	118,847	114,948	32,178	29,006	287,284	283,943

Period end
Total loans and leases	$141,509	$129,974	$148,829	$140,684	$16,684	$16,293	$307,022	$286,951
Total deposits	138,342	147,076	120,825	119,326	33,099	28,979	292,266	295,381

Business Lending revenue declined $129 million for the three months ended June 30, 2015 compared to the same period in 2014 due to loan spread compression and fewer asset sales within the leasing business resulting in lower gains, partially offset by the impact of loan growth. Business Lending revenue declined $253 million for the six months ended June 30, 2015 compared to the same period in 2014 due to loan spread compression, fewer asset sales within the leasing business resulting in lower gains and a gain on sale of an equity investment in Global Commercial Banking in the prior-year period, partially offset by the impact of loan growth.

Global Transaction Services revenue decreased $124 million and $286 million for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to lower net interest income as a result of the allocation of ALM activities and liquidity costs.

Average loans and leases increased four percent and three percent for the three and six months ended June 30, 2015 compared to the same periods in 2014 as growth from strong originations and increased utilization in the commercial and industrial portfolio was partially offset by a decline in the commercial real estate portfolio. Average deposits remained relatively unchanged for the three and six months ended June 30, 2015 compared to the same periods in 2014.

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

Investment Banking Fees
	Three Months Ended June 30				Six Months Ended June 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Products
Advisory	$247	$234	$276	$264	$634	$491	$704	$550
Debt issuance	371	388	887	891	706	835	1,668	1,916
Equity issuance	159	212	417	514	289	330	762	827
Gross investment banking fees	777	834	1,580	1,669	1,629	1,656	3,134	3,293
Self-led deals	(17)	(16)	(54)	(38)	(39)	(50)	(121)	(120)
Total investment banking fees	$760	$818	$1,526	$1,631	$1,590	$1,606	$3,013	$3,173

Total Corporation investment banking fees of $1.5 billion, excluding self-led deals, included within Global Banking and Global Markets, decreased six percent for the three months ended June 30, 2015 compared to the same period in 2014 as strong advisory fees were more than offset by lower equity underwriting fees. Total Corporation investment banking fees of $3.0 billion, excluding self-led deals, included within Global Banking and Global Markets, decreased five percent for the six months ended June 30, 2015 compared to the same period in 2014 largely driven by lower underwriting fees for debt products primarily as a result of regulatory guidance implemented during 2014, which limits the types of leveraged finance transactions that are permitted. Also impacting the six-month decline were lower equity underwriting fees, partially offset by higher advisory fees.

Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$1,028	$962	7%	$2,037	$1,968	4%
Noninterest income:
Investment and brokerage services	550	544	1	1,117	1,110	1
Investment banking fees	718	760	(6)	1,348	1,496	(10)
Trading account profits	1,693	1,768	(4)	3,820	4,135	(8)
All other income	270	565	(52)	551	916	(40)
Total noninterest income	3,231	3,637	(11)	6,836	7,657	(11)
Total revenue, net of interest expense (FTE basis)	4,259	4,599	(7)	8,873	9,625	(8)

Provision for credit losses	6	20	(70)	27	38	(29)
Noninterest expense	2,723	2,875	(5)	5,854	5,964	(2)
Income before income taxes (FTE basis)	1,530	1,704	(10)	2,992	3,623	(17)
Income tax expense (FTE basis)	537	602	(11)	1,054	1,211	(13)
Net income	$993	$1,102	(10)	$1,938	$2,412	(20)

Return on average allocated capital	11%	13%		11%	14%
Efficiency ratio (FTE basis)	63.92	62.51		65.98	61.96

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2015	2014	% Change	2015	2014	% Change
Trading-related assets:
Trading account securities	$197,113	$200,726	(2)%	$195,312	$201,996	(3)%
Reverse repurchases	109,626	119,823	(9)	112,461	114,576	(2)
Securities borrowed	81,091	94,989	(15)	79,909	88,024	(9)
Derivative assets	54,676	44,400	23	55,543	44,000	26
Total trading-related assets (1)	442,506	459,938	(4)	443,225	448,596	(1)
Total loans and leases	61,908	63,579	(3)	59,463	63,637	(7)
Total earning assets (1)	436,077	478,192	(9)	435,500	467,594	(7)
Total assets	602,732	617,156	(2)	600,675	609,370	(1)
Allocated capital	35,000	34,000	3	35,000	34,000	3

Period end				June 30 2015	December 31 2014	% Change
Total trading-related assets (1)				$406,404	$418,860	(3)%
Total loans and leases				66,026	59,388	11
Total earning assets (1)				408,857	421,799	(3)
Total assets				580,955	579,593	—

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities (ABS). The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 42.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for Global Markets decreased $109 million to $993 million. Excluding net DVA, net income decreased $129 million to $930 million driven by lower gains on an equity investment (not included in sales and trading revenue) as the year-ago quarter included gains related to the IPO of an equity investment, lower trading account profits due to declines in credit-related businesses and lower investment banking fees primarily from lower debt issuance. Net DVA gains were $102 million compared to gains of $69 million. Noninterest expense decreased $152 million to $2.7 billion primarily due to a reduction in revenue-related incentive compensation and lower support costs.

Average earning assets decreased $42.1 billion to $436.1 billion largely driven by a decrease in reverse repos, securities borrowed and trading securities primarily due to reduction in client financing activity and continuing balance sheet optimization efforts across Global Markets.

The return on average allocated capital was 11 percent, down from 13 percent, reflecting lower net income and an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 27.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income for Global Markets decreased $474 million to $1.9 billion. Excluding net DVA, net income decreased $436 million to $1.9 billion primarily driven by the same factors as described in the three-month discussion above. Net DVA gains were $121 million compared to gains of $181 million. Noninterest expense decreased $110 million to $5.9 billion as reductions in revenue-related incentive compensation and business support costs were partially offset by higher litigation expense.

Average earning assets decreased $32.1 billion to $435.5 billion primarily driven by the same factors as described in the three-month discussion above.

Period-end loans and leases increased $6.6 billion from December 31, 2014 due to growth in mortgage and securitization finance.

The return on average allocated capital was 11 percent, down from 14 percent, reflecting lower net income and an increase in allocated capital.

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

Sales and Trading Revenue (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Sales and trading revenue
Fixed-income, currencies and commodities	$2,228	$2,422	$4,977	$5,445
Equities	1,199	1,055	2,364	2,248
Total sales and trading revenue	$3,427	$3,477	$7,341	$7,693

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$2,146	$2,366	$4,891	$5,309
Equities	1,179	1,042	2,329	2,203
Total sales and trading revenue, excluding net DVA (3)	$3,325	$3,408	$7,220	$7,512

(1)
Includes FTE adjustments of $48 million and $95 million for the three and six months ended June 30, 2015 compared to $52 million and $88 million for the same periods in 2014. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $133 million and $210 million for the three and six months ended June 30, 2015 compared to $67 million and $153 million for the same periods in 2014.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains were $82 million and $86 million for the three and six months ended June 30, 2015 compared to net DVA gains of $56 million and $136 million for the same periods in 2014. Equities net DVA gains were $20 million and $35 million for the three and six months ended June 30, 2015 compared to net DVA gains of $13 million and $45 million for the same periods in 2014.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

FICC revenue, excluding net DVA, decreased $220 million to $2.1 billion primarily driven by declines in mortgage and credit-related businesses due to lower trading volumes driven by decreased volatility and low client risk appetite. These declines were partially offset by stronger results in rates, currencies and commodities products as increased volatility led to higher client activity. Equities revenue, excluding net DVA, increased $137 million to $1.2 billion primarily driven by increased client activity in the Asia-Pacific region and strong performance in U.S. derivatives.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

FICC revenue, excluding net DVA, decreased $418 million to $4.9 billion and Equities revenue, excluding net DVA, increased $126 million to $2.3 billion. Both were driven by the same factors as described in the three-month discussion above.

Legacy Assets & Servicing

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$416	$362	15%	$844	$739	14%
Noninterest income:
Mortgage banking income	682	369	85	1,143	660	73
All other income (loss)	(9)	69	n/m	16	87	(82)
Total noninterest income	673	438	54	1,159	747	55
Total revenue, net of interest expense (FTE basis)	1,089	800	36	2,003	1,486	35

Provision for credit losses	57	(39)	n/m	148	(27)	n/m
Noninterest expense	961	5,234	(82)	2,164	12,637	(83)
Income (loss) before income taxes (FTE basis)	71	(4,395)	n/m	(309)	(11,124)	n/m
Income tax expense (benefit) (FTE basis)	26	(1,654)	n/m	(115)	(3,502)	n/m
Net income (loss)	$45	$(2,741)	n/m	$(194)	$(7,622)	n/m

Net interest yield (FTE basis)	3.95%	3.65%		4.07%	3.73%
Return on average allocated capital	1	n/m		n/m	n/m
Efficiency ratio (FTE basis)	88.27	n/m		n/m	n/m

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2015	2014	% Change	2015	2014	% Change
Total loans and leases	$30,897	$36,705	(16)%	$31,650	$37,401	(15)%
Total earning assets	42,267	39,863	6	41,822	39,944	5
Total assets	52,449	55,626	(6)	52,532	56,508	(7)
Allocated capital	24,000	17,000	41	24,000	17,000	41

Period end				June 30 2015	December 31 2014	% Change
Total loans and leases				$30,024	$33,055	(9)%
Total earning assets				40,799	33,923	20
Total assets				50,853	45,958	11
n/m = not meaningful

LAS is responsible for our mortgage servicing activities related to residential first mortgage and home equity loans serviced for others and loans held by the Corporation, including loans that have been designated as the LAS Portfolios. The LAS Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 47. In addition, LAS is responsible for managing certain legacy exposures related to mortgage origination, sales and servicing activities (e.g., litigation, representations and warranties). LAS also includes the financial results of the home equity portfolio selected as part of the Legacy Owned Portfolio and the results of MSR activities, including net hedge results.

LAS includes certain revenues and expenses on loans serviced for others, including owned loans serviced for Consumer Banking, GWIM and All Other.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for LAS increased $2.8 billion to $45 million primarily driven by significantly lower litigation expense, which is included in noninterest expense, and higher mortgage banking income, partially offset by higher provision for credit losses. Mortgage banking income increased $313 million primarily due to a benefit in the provision for representations and warranties and improved MSR net-of-hedge performance, partially offset by lower servicing fees due to a smaller servicing portfolio. The provision for credit losses increased $96 million as we continue to release reserves but at a slower pace than the prior-year period. Noninterest expense decreased $4.3 billion primarily due to a $3.7 billion decrease in litigation expense. Excluding litigation, noninterest expense decreased $526 million to $902 million due to lower default-related staffing and other default-related servicing expenses. We expect that noninterest expense, excluding litigation expense, will decline to approximately $800 million per quarter in the fourth quarter of 2015.

The increase in allocated capital for LAS reflects higher Basel 3 Advanced approaches operational risk capital than in 2014. For more information on capital allocated to the business segments, see Business Segment Operations on page 27.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The net loss for LAS decreased $7.4 billion to a net loss of $194 million primarily driven by the same factors as described in the three-month discussion above. Mortgage banking income increased $483 million and the provision for credit losses increased $175 million both primarily driven by the same factors as described in the three-month discussion above. Noninterest expense decreased $10.5 billion primarily due to a $9.4 billion decrease in litigation expense. Excluding litigation, noninterest expense decreased $1.1 billion to $1.9 billion due to lower default-related staffing and other default-related servicing expenses.

The increase in allocated capital for LAS was driven by the same factors as described in the three-month discussion above.

Servicing

LAS is responsible for all of our in-house servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 27 percent and 29 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at June 30, 2015 and 2014. In addition, LAS is responsible for managing vendors who subservice on our behalf.

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

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. Home equity loans in this portfolio are held on the balance sheet of LAS, and residential mortgage loans in this portfolio are included as part of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $9.1 billion during the six months ended June 30, 2015 to $80.8 billion, of which $30.0 billion was held on the LAS balance sheet and the remainder was included as part of All Other. The decrease was largely due to payoffs and paydowns.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes loans serviced by LAS in both the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 25 percent and 27 percent of the total residential mortgage serviced portfolio of $532 billion and $672 billion, as measured by unpaid principal balance, at June 30, 2015 and 2014. The decline in the Legacy Residential Mortgage Serviced Portfolio was due to paydowns and payoffs, and MSR and loan sales.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	June 30
(Dollars in billions)	2015	2014
Unpaid principal balance
Residential mortgage loans
Total	$132	$181
60 days or more past due	17	38

Number of loans serviced (in thousands)
Residential mortgage loans
Total	709	987
60 days or more past due	94	202

(1)	Excludes loans for which servicing transferred to third parties as of June 30, 2015 with an effective MSR sale date of July 1, 2015, totaling $40 million.

(2)	Excludes $30 billion and $37 billion of home equity loans and HELOCs at June 30, 2015 and 2014.

Non-Legacy Portfolio

As previously discussed, LAS is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 75 percent and 73 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at June 30, 2015 and 2014. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to paydowns and payoffs, partially offset by new originations.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1, 2)
	June 30
(Dollars in billions)	2015	2014
Unpaid principal balance
Residential mortgage loans
Total	$400	$491
60 days or more past due	6	10

Number of loans serviced (in thousands)
Residential mortgage loans
Total	2,559	3,121
60 days or more past due	38	61

(1)	Excludes loans for which servicing transferred to third parties as of June 30, 2015 with an effective MSR sale date of July 1, 2015, totaling $200 million.

(2)	Excludes $48 billion and $51 billion of home equity loans and HELOCs at June 30, 2015 and 2014.

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

LAS Mortgage Banking Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Servicing income:
Servicing fees	$392	$492	$822	$1,025
Amortization of expected cash flows (1)	(187)	(209)	(385)	(419)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	193	105	443	171
Other servicing-related revenue	—	4	—	8
Total net servicing income	398	392	880	785
Representations and warranties (provision) benefit	204	(110)	114	(295)
Other mortgage banking income (3)	80	87	149	170
Total LAS mortgage banking income	$682	$369	$1,143	$660

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Consists primarily of revenue from sales of repurchased loans that had returned to performing status.

During the three and six months ended June 30, 2015, LAS mortgage banking income increased $313 million to $682 million, and $483 million to $1.1 billion compared to the same periods in 2014, primarily driven by a benefit in the provision for representations and warranties and improved MSR net-of-hedge performance, partially offset by lower servicing fees due to a smaller servicing portfolio. The $204 million benefit in the provision for representations and warranties for the three months ended June 30, 2015 compared to a provision of $110 million in the same period in 2014 was primarily driven by the impact of the ACE decision, as time-barred claims are now treated as resolved. For more information on the ACE decision, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 52.

Key Statistics
(Dollars in millions, except as noted)	June 30 2015		December 31 2014
Mortgage serviced portfolio (in billions) (1, 2)	$610		$693
Mortgage loans serviced for investors (in billions) (1)	409		474
Mortgage servicing rights:
Balance (3)	3,201		3,271
Capitalized mortgage servicing rights (% of loans serviced for investors)	78	bps	69	bps

(1)	The servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans.

(2)	Servicing of residential mortgage loans, HELOCs and home equity loans by LAS.

(3)	At June 30, 2015 and December 31, 2014, excludes $320 million and $259 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.

The decline in the size of our servicing portfolio was driven by loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels as well as strategic sales of MSRs during 2014.

Mortgage Servicing Rights

At June 30, 2015, the balance of consumer MSRs managed within LAS, which excludes $320 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $3.2 billion, which represented 78 bps of the related unpaid principal balance compared to $3.3 billion, or 69 bps of the related unpaid principal balance at December 31, 2014. The consumer MSR balance managed within LAS decreased $70 million in the six months ended June 30, 2015 primarily driven by the recognition of modeled cash flows and sales of MSRs, partially offset by an increase in value due to higher mortgage rates at June 30, 2015 compared to December 31, 2014, which resulted in lower forecasted prepayment speeds. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 56. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$790	$(85)	n/m	$541	$(241)	n/m
Noninterest income:
Card income	65	88	(26)%	134	176	(24)%
Equity investment income	11	95	n/m	12	793	n/m
Gains on sales of debt securities	162	382	(58)	425	739	(42)
All other loss	(263)	(595)	(56)	(699)	(1,251)	(44)
Total noninterest income	(25)	(30)	(17)	(128)	457	n/m
Total revenue, net of interest expense (FTE basis)	765	(115)	n/m	413	216	91

Provision (benefit) for credit losses	19	(248)	n/m	(163)	(382)	(57)
Noninterest expense	415	475	(13)	1,918	2,191	(12)
Income (loss) before income taxes (FTE basis)	331	(342)	n/m	(1,342)	(1,593)	(16)
Income tax benefit (FTE basis)	(306)	(467)	(34)	(1,138)	(1,523)	(25)
Net income (loss)	$637	$125	n/m	$(204)	$(70)	n/m

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2015	2014	% Change	2015	2014	% Change
Loans and leases:
Residential mortgage	$139,574	$187,853	(26)%	$145,406	$190,904	(24)%
Non-U.S. credit card	10,012	11,759	(15)	10,007	11,657	(14)
Other	6,420	10,964	(41)	6,437	11,405	(44)
Total loans and leases	156,006	210,576	(26)	161,850	213,966	(24)
Total assets (1)	257,078	291,723	(12)	256,289	286,322	(10)
Total deposits	22,482	36,471	(38)	20,951	35,731	(41)

Period end				June 30 2015	December 31 2014	% Change
Loans and leases:
Residential mortgage				$130,186	$155,595	(16)%
Non-U.S. credit card				10,276	10,465	(2)
Other				6,095	6,552	(7)
Total loans and leases				146,557	172,612	(15)
Total equity investments				4,670	4,886	(4)
Total assets (1)				272,038	261,381	4
Total deposits				22,964	19,241	19

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $493.0 billion and $497.4 billion for the three and six months ended June 30, 2015 compared to $480.8 billion and $477.2 billion for the same periods in 2014, and $488.5 billion and $474.8 billion at June 30, 2015 and December 31, 2014.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass residential mortgages, MBS, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 122 and Note 18 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint venture, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for All Other increased $512 million to $637 million due to higher net interest income and gains on sales of consumer real estate loans, partially offset by lower gains on sales of debt securities and an increase in the provision for credit losses. Net interest income increased $875 million to $790 million primarily driven by positive market-related adjustments on debt securities compared to negative adjustments in the same period in 2014. Gains on the sales of loans with standby insurance agreements and nonperforming and other delinquent loans, net of hedges, were $359 million compared to gains of $170 million, and are included in all other loss in the table on page 50.

The provision for credit losses increased $267 million to $19 million from a provision benefit of $248 million in the prior-year period primarily driven by lower recoveries on nonperforming loan sales.

Noninterest expense decreased $60 million to $415 million primarily driven by lower personnel costs. Income tax was a benefit on pretax earnings primarily due to the reversal in All Other of adjustments to reflect certain tax credits on an FTE basis in Global Banking. The income tax benefit was $306 million compared to a benefit of $467 million, primarily due to the increase in pretax earnings, partially offset by an increase in the Global Banking tax credits.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The net loss for All Other increased $134 million to $204 million due to a decrease in equity investment income, lower gains on sales of debt securities and a decrease in the provision benefit, partially offset by higher net interest income, gains on sales of consumer real estate loans, lower U.K. PPI costs and noninterest expense. Net interest income increased $782 million primarily driven by positive market-related adjustments on debt securities compared to negative adjustments in the same period in 2014. Equity investment income decreased $781 million primarily driven by a gain on the sale of a portion of an equity investment in the prior-year period. Gains on the sales of loans with standby insurance agreements and nonperforming and other delinquent loans, net of hedges, were $576 million compared to gains of $182 million.

The provision (benefit) for credit losses declined $219 million to a benefit of $163 million primarily driven by the same factors as described in the three-month discussion above.

Noninterest expense decreased $273 million to $1.9 billion primarily driven by a decline in litigation expense. The income tax benefit was $1.1 billion compared to a benefit of $1.5 billion, as the prior period included tax benefits attributable to the resolution of certain tax matters.

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

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of RMBS guaranteed by the government-sponsored enterprises (GSEs), which include FHLMC and FNMA, or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sell pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monoline insurers or other financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors as applicable (collectively, repurchases). In all such cases, subsequent to repurchasing the loan, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that we may receive.

We have vigorously contested any request for repurchase where we have concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, we have reached settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process, including with the GSEs, four monoline insurers and Bank of New York Mellon (BNY Mellon), as trustee.

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

Settlement with the Bank of New York Mellon, as Trustee

On March 5, 2015, the New York Appellate Division, First Department issued an order unanimously approving the BNY Mellon Settlement in all respects, reversing the portion of the New York Supreme Court's decision that did not approve the Trustee's conduct with respect to consideration of a potential claim that a loan must be repurchased if the servicer modifies its terms. The deadline for further appeal has passed. On April 22, 2015, the New York County Supreme Court entered final judgment approving the settlement. The BNY Mellon Settlement remains subject to the conditions that an IRS private letter ruling be obtained confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts and that certain state tax opinions be obtained with respect to New York and California. If these conditions to the effectiveness of the BNY Mellon Settlement are not satisfied, or if we and Countrywide Financial Corporation (Countrywide) withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals. As part of the BNY Mellon Settlement, agreement was reached on certain servicing-related matters. For information on servicing matters associated with the BNY Mellon Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 54 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

New York Court Decision on Statute of Limitations

On June 11, 2015, the New York Court of Appeals, New York's highest appellate court, issued its opinion in ACE Securities Corp. v. DB Structured Products, Inc. (ACE). The Court of Appeals held that, under New York law, a claim for breach of contractual representations and warranties begins to run at the time the representations and warranties are made, and rejected the argument that the six-year statute of limitations does not begin to run until the time repurchase is refused. The Court of Appeals also held that compliance with the contractual notice and cure period was a pre-condition to filing suit, and claims that did not comply with such contractual requirements prior to the expiration of the statute of limitations were invalid. While no entity affiliated with the Corporation was a party to this litigation, the vast majority of the private-label RMBS trusts to which entities affiliated with the Corporation sold loans and made representations and warranties are governed by New York law, and the ACE decision should therefore apply to representations and warranties claims and litigation brought on those RMBS trusts. A significant number of representations and warranties claims and lawsuits brought against the Corporation have involved or may involve claims where the statute of limitations has expired under the ACE decision and are therefore time-barred. The Corporation treats time-barred claims as resolved and no longer outstanding; however, while post-ACE case law is in very early stages, investors or trustees may seek to distinguish certain aspects of the ACE ruling or to assert other claims seeking to avoid the impact of the ACE ruling. The impact on the Corporation, if any, of such claims is unclear at this time.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, we determine that the applicable statute of limitations has expired (beginning in this quarter, this is determined, where applicable, in accordance with the ACE decision), or representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution in one of the ways described above.

At June 30, 2015, we had $18.5 billion of unresolved repurchase claims, net of duplicate claims, compared to $22.8 billion at December 31, 2014. These repurchase claims primarily relate to private-label securitizations and exclude claims in the amount of $7.1 billion at June 30, 2015, net of duplicate claims, where the statute of limitations has expired without litigation being commenced. At December 31, 2014, time-barred claims of $5.2 billion, net of duplicate claims, were included in unresolved repurchase claims. The notional amount of unresolved repurchase claims at both June 30, 2015 and December 31, 2014 includes $3.5 billion of claims, net of duplicate claims, related to loans in specific private-label securitization groups or tranches where we own substantially all of the outstanding securities. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

The decrease in the notional amount of outstanding unresolved repurchase claims, net of duplicate claims, in the three and six months ended June 30, 2015 is primarily due to the impact of the ACE decision. Excluding time-barred claims that were treated as outstanding at December 31, 2014, the remaining outstanding unresolved repurchase claims are driven by: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans that is necessary to evaluate a claim.

During the three and six months ended June 30, 2015, we had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to bulk settlements in prior years and ongoing litigation with a single monoline insurer. For additional information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

As a result of various bulk settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, our exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $18.3 billion and loans with certain characteristics excluded from the settlements that we do not believe will be material, such as certain specified violations of the GSEs' charters, fraud and title defects. As of June 30, 2015, of the $18.3 billion, approximately $15.9 billion in principal has been paid and $986 million in principal has defaulted or was severely delinquent. At June 30, 2015, the notional amount of unresolved repurchase claims submitted by the GSEs was $25 million related to these vintages. For more information on the monolines and experience with the GSEs, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

In addition to unresolved repurchase claims, we have received notifications from sponsors of third-party securitizations with whom we engaged in whole-loan transactions indicating that we may have indemnity obligations with respect to loans for which we have not received a repurchase request. These notifications totaled $2.0 billion at June 30, 2015 and December 31, 2014. We have considered this risk in the estimated range of possible loss.

We also from time to time receive correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. We believe such communications to be procedurally and/or substantively invalid, and generally do not respond.

The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and receipt of other communications, as discussed above, are all factors that inform our liability for representations and warranties and the corresponding estimated range of possible loss.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 56.

At June 30, 2015 and December 31, 2014, the liability for representations and warranties was $11.6 billion and $12.1 billion, which includes $8.6 billion related to the BNY Mellon Settlement. For the three and six months ended June 30, 2015, the representations and warranties benefit was $205 million and $121 million compared to a provision of $88 million and $266 million for the same periods in 2014. The benefit in the provision for representations and warranties for the three and six months ended June 30, 2015 compared to a provision in the same periods in 2014 was primarily driven by the impact of the ACE decision, as time-barred claims are now treated as resolved.

Our liability for representations and warranties is necessarily dependent on, and limited by, a number of factors including for private-label securitizations the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Where relevant, we also consider more recent experience, such as claim activity, notification of potential indemnification obligations, our experience with various counterparties, the ACE decision and other recent court decisions related to the statute of limitations and other facts and circumstances, such as bulk settlements, as we believe appropriate. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if future experiences are different from historical experience or our understandings, interpretations or assumptions.

Experience with Private-label Securitization and Whole-loan Investors

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations). The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Such loans originated from 2004 through 2008 had an original principal balance of $970 billion, including $786 billion sold to private-label and whole-loan investors without monoline insurance. Of the $970 billion, $582 billion in principal has been paid, $205 billion in principal has defaulted, $40 billion in principal was severely delinquent, and $143 billion in principal was current or less than 180 days past due at June 30, 2015 as summarized in Table 17.

Loans originated between 2004 and 2008 and sold without monoline insurance had an original total principal balance of $786 billion included in Table 17. Of the $786 billion, $476 billion have been paid in full and $193 billion were defaulted or severely delinquent at June 30, 2015. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans.

Table 17
Overview of Non-Agency Securitization and Whole-Loan Balances from 2004 to 2008
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance June 30 2015	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$14	$3	$7	$10	$1	$2	$2	$5
Countrywide
BNY Mellon Settlement	409	91	21	87	108	15	26	26	41
Other	307	53	11	66	77	9	18	18	32
Total Countrywide	716	144	32	153	185	24	44	44	73
Merrill Lynch	72	12	2	19	21	3	5	3	10
First Franklin	82	13	3	26	29	5	6	5	13
Total (1, 2)	$970	$183	$40	$205	$245	$33	$57	$54	$101
By Product
Prime	$302	$51	$6	$28	$34	$2	$6	$7	$19
Alt-A	173	42	9	41	50	7	12	11	20
Pay option	150	31	9	45	54	5	13	15	21
Subprime	251	48	14	71	85	17	20	15	33
Home equity	88	9	1	17	18	2	5	4	7
Other	6	2	1	3	4	—	1	2	1
Total	$970	$183	$40	$205	$245	$33	$57	$54	$101

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises if there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable).

We have received approximately $36.6 billion of representations and warranties repurchase claims (including duplicate claims) related to loans originated between 2004 and 2008, including $27.4 billion from private-label securitization trustees and a financial guarantee provider, $8.4 billion from whole-loan investors and $815 million from one private-label securitization counterparty. New private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement. Of the $36.6 billion in claims, we have resolved $17.3 billion of these claims with losses of $2.0 billion. Approximately $3.8 billion of these claims were resolved through repurchase or indemnification, $5.1 billion were rescinded by the investor, $335 million were resolved through settlements and $8.1 billion are not actionable under the applicable statute of limitations, as determined in accordance with the ACE decision, and are therefore considered resolved.

At June 30, 2015, for these vintages, the notional amount of unresolved repurchase claims (including duplicate claims) submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and others was $19.4 billion, before subtracting $2.6 billion of duplicate claims primarily submitted without loan file reviews, resulting in net unresolved repurchase claims of $16.8 billion. We have performed an initial review with respect to substantially all of these claims and although we do not believe a valid basis for repurchase has been established by the claimant, we consider such claims activity in the computation of our liability for representations and warranties. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations and believe we are not required by the governing documents to do so, unless particular facts suggest we should.

Estimated Range of Possible Loss

We currently estimate that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at June 30, 2015 compared to up to $4 billion at March 31, 2015. The decrease in the estimated range of possible loss is primarily driven by impacts associated with the ACE decision on our estimate of ongoing representations and warranties risk. We treat claims that are time-barred under the ACE decision as resolved and no longer consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

For more information on the methodology used to estimate the representations and warranties liability, the corresponding estimated range of possible loss and the types of losses not considered, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K and, for more information related to the sensitivity of the assumptions used to estimate our liability for representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability on page 113 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

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

On June 17, 2015, the Office of the Comptroller of the Currency (OCC) terminated the April 13, 2011 consent order entered into by BANA concerning residential mortgage servicing practices and foreclosure processes. The OCC announced that it had determined that BANA had complied with that order and its February 28, 2013 amendment.

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

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny and investigations related to our past and current origination, servicing, transfer of servicing and servicing rights, servicing compliance obligations, and foreclosure activities, and MI and captive reinsurance practices with mortgage insurers, including those claims not covered by the National Mortgage Settlement or the August 20, 2014 settlement with the Department of Justice (DoJ). For more information on the DoJ Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Department of Justice Settlement on page 53 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in operational and compliance costs and may limit our ability to continue providing certain products and services. For more information on management's estimate of the aggregate range of possible loss and on regulatory investigations, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Mortgage-related Settlements – Servicing Matters

For information on servicing matters associated with the BNY Mellon Settlement and the National Mortgage Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 54 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

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

Capital Management

The Corporation manages its capital position to maintain sufficient capital to support its business activities and to maintain capital, risk and risk appetite commensurate with one another. Additionally, we seek to maintain safety and soundness at all times, even under adverse scenarios, take advantage of organic growth opportunities, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for our subsidiaries, and satisfy current and future regulatory capital requirements. Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of our strategic plan, risk appetite and risk limits.

We conduct an Internal Capital Adequacy Assessment Process (ICAAP) on a quarterly basis. The ICAAP is a forward-looking assessment of our projected capital needs and resources, incorporating earnings, balance sheet and risk forecasts under baseline and adverse economic and market conditions. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, regulatory capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in our forecasts or stress tests. We assess the potential capital impacts of proposed changes to regulatory capital requirements. Management assesses ICAAP results and provides documented quarterly assessments of the adequacy of our capital guidelines and capital position to the Board or its committees.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. For additional information, see Business Segment Operations on page 27.

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

In January 2015, we submitted our 2015 CCAR capital plan and related supervisory stress tests, and received the results in March 2015. Based on the information in our January 2015 submission, we exceeded all stressed capital ratio minimum requirements in the severely adverse scenario with more than $20 billion in excess capital after all planned capital actions, a significant improvement from the prior-year CCAR quantitative results. On March 11, 2015, the Federal Reserve advised that it did not object to our 2015 capital plan but gave a conditional non-objection under which we are required to resubmit our CCAR capital plan by September 30, 2015 and address certain weaknesses identified in the capital planning process. If identified weaknesses are not satisfactorily addressed when the Federal Reserve reviews our resubmitted capital plan, the Federal Reserve may restrict our future capital distributions. The requested capital actions included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. We have responded to the Federal Reserve with action plans to review and make improvements to our CCAR process to better align with regulatory expectations. We are currently in the process of executing on this plan.

Pending the resubmission of our capital plan, we are permitted to proceed with our stock repurchase program and to maintain our common stock dividend at the current rate. We repurchased $775 million of common stock in the second quarter of 2015. The timing and amount of additional common stock repurchases and common stock dividends will be consistent with our 2015 CCAR capital plan and subject to the Federal Reserve's review of our submission of a revised capital plan as discussed above. In addition, the timing and amount of common stock repurchases will be subject to various factors, including the Corporation's capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The common stock repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

Regulatory Capital

As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, we became subject to Basel 3, which includes certain transition provisions through January 1, 2019. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3.

Basel 3 Overview

Basel 3 updated the composition of capital and established a Common equity tier 1 capital ratio. Common equity tier 1 capital primarily includes common stock, retained earnings and accumulated OCI. Basel 3 revised minimum capital ratios and buffer requirements, added a supplementary leverage ratio (SLR), and addressed the adequately capitalized minimum requirements under the Prompt Corrective Action (PCA) framework. Finally, Basel 3 established two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches. For additional information, see Capital Management – Standardized Approach on page 61 and Capital Management – Advanced Approaches on page 61.

As an Advanced approaches institution, under Basel 3, we are required to complete a qualification period (parallel run) to demonstrate compliance with the Basel 3 Advanced approaches to the satisfaction of U.S. banking regulators. U.S. banking regulators have reviewed and requested modifications to certain internal analytical models including the wholesale (e.g., commercial) and other credit models which would increase our risk-weighted assets and, as a result, negatively impact our capital ratios. We estimate that our Common equity tier 1 capital ratio under the Basel 3 Advanced approaches on a fully phased-in basis would have been approximately 10.4 percent at June 30, 2015. If the requested modifications to these models were included, the estimated Common equity tier 1 capital ratio under the Basel 3 Advanced approaches on a fully phased-in basis would be approximately 9.3 percent at June 30, 2015 (estimates of our fully phased-in capital ratios are presented in Table 24). We are currently working with U.S. banking regulators in order to exit parallel run, and upon notification of approval, we will be required to report regulatory capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the PCA framework. Prior to receipt of notification of approval, we are required to report our capital adequacy under the Standardized approach only.

Regulatory Capital Composition

Basel 3 requires certain deductions from and adjustments to capital, which are primarily those related to MSRs, deferred tax assets and defined benefit pension assets. Also, any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets. Basel 3 also provides for the inclusion in capital of net unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes are impacted by, among other things, fluctuations in interest rates, earnings performance and corporate actions. Under Basel 3 regulatory capital transition provisions, changes to the composition of regulatory capital are generally recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018.

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
Deferred tax assets arising from net operating loss and tax credit carryforwards; intangibles, other than mortgage servicing rights and goodwill; defined benefit pension fund net assets; net unrealized cumulative gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value; direct and indirect investments in our own Common equity tier 1 capital instruments; certain amounts exceeding the threshold by 10 percent individually and 15 percent in aggregate

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

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and transitioned from Tier 2 capital beginning in 2016 with the full exclusion in 2022. As of June 30, 2015, our qualifying Trust Securities were $1.4 billion (approximately 10 bps of the Tier 1 capital ratio).

Minimum Capital Requirements

Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. Effective January 1, 2015, the PCA framework was also amended to reflect the requirements of Basel 3. The PCA framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for "well-capitalized" banking organizations, which included BANA at June 30, 2015. Also effective January 1, 2015, Common equity tier 1 capital is included in the measurement of "well capitalized" for depository institutions.

Beginning January 1, 2016, we will be subject to a capital conservation buffer, a countercyclical capital buffer and a G-SIB surcharge which will be phased in over a three-year period ending January 1, 2019. Once fully phased in, the Corporation's risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and G-SIB surcharge in order to avoid certain restrictions on capital distributions and discretionary bonus payments. The capital conservation buffer must be composed solely of Common equity tier 1 capital. The countercyclical capital buffer is currently set at zero. U.S. banking regulators must jointly decide on any increase in the countercyclical buffer, after which time institutions will have up to one year for implementation. Based on the Federal Reserve final rule published in July 2015, under certain assumptions, we estimate that our G-SIB surcharge will increase our risk-based capital ratio requirements by 3.0 percent. For more information on our G-SIB buffer, see Capital Management – Regulatory Developments on page 67.

Table 19 presents regulatory minimum and "well-capitalized" ratio requirements in accordance with Basel 3 Standardized – Transition as measured at June 30, 2015 and December 31, 2014.

Table 19
Bank of America Corporation Regulatory Capital Ratio Requirements under Basel 3 Standardized – Transition
	June 30, 2015		December 31, 2014
	Regulatory Minimum (1)	Well-capitalized (2)	Regulatory Minimum (1)	Well-capitalized (2)
Common equity tier 1	4.5%	n/a	4.0%	n/a
Tier 1 capital	6.0	6.0%	5.5	6.0%
Total capital	8.0	10.0	8.0	10.0
Tier 1 leverage	4.0	n/a	4.0	n/a

(1)
When presented on a fully phased-in basis, beginning January 1, 2019, the minimum Basel 3 capital ratio requirements for the Corporation are expected to significantly increase. For additional information, see Table 23.

(2)
To be "well capitalized" under current U.S. banking regulatory agency definitions, a bank holding company must maintain these or higher ratios and not be subject to a Federal Reserve order or directive to maintain higher capital levels.

n/a = not applicable

Standardized Approach

Total risk-weighted assets under the Basel 3 Standardized approach consist of credit risk and market risk measures. Credit risk-weighted assets are measured by applying fixed risk weights to on- and off-balance sheet exposures (excluding securitizations), determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development country risk code and maturity, among others. Off-balance sheet exposures primarily include financial guarantees, unfunded lending commitments, letters of credit and potential future derivative exposures. Market risk applies to covered positions which include trading assets and liabilities, foreign exchange exposures and commodity exposures. Market risk capital is modeled for general market risk and specific risk for products where specific risk regulatory approval has been granted; in the absence of specific risk model approval, standard specific risk charges apply. For securitization exposures, risk-weighted assets are determined using the Simplified Supervisory Formula Approach (SSFA). Under the Standardized approach, no distinction is made for variations in credit quality for corporate exposures, and the economic benefit of collateral is restricted to a limited list of eligible securities and cash.

Advanced Approaches

In addition to the credit risk and market risk measures, Basel 3 Advanced approaches include measures of operational risk and risks related to the CVA for over-the-counter (OTC) derivative exposures. The Advanced approaches rely on internal analytical models to measure risk weights for credit risk exposures and allow the use of models to estimate the exposure at default (EAD) for certain exposure types. Market risk capital measurements are consistent with the Standardized approach, except for securitization exposures. For both trading and non-trading securitization exposures, institutions are permitted to use the Supervisory Formula Approach (SFA) and would use the SSFA if the SFA is unavailable for a particular exposure. Non-securitization credit risk exposures are measured using internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss-given default (LGD) and, in certain instances, EAD. The internal analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using internal analytical models which rely on both internal and external operational loss experience and data. The calculations require management to make estimates, assumptions and interpretations, including with respect to the probability of future events based on historical experience. Actual results could differ from those estimates and assumptions.

Supplementary Leverage Ratio

Basel 3 also requires Advanced approaches institutions to disclose a SLR. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted Tier 1 deductions, as well as the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter. Off-balance sheet exposures primarily include undrawn lending commitments, letters of credit, OTC derivatives and repo-style transactions. Total leverage exposure includes the effective notional principal amount of credit derivatives and similar instruments through which credit protection is sold. The credit conversion factors (CCFs) applied to certain off-balance sheet exposures conform to the graduated CCF utilized under the Basel 3 Standardized approach, but are subject to a minimum 10 percent CCF. Effective January 1, 2018, the Corporation will be required to maintain a minimum SLR of 3.0 percent, plus a supplementary leverage buffer of 2.0 percent, in order to avoid certain restrictions on capital distributions and discretionary bonuses. Insured depository institution subsidiaries of BHCs, including BANA, will be required to maintain a minimum 6.0 percent SLR to be considered "well capitalized" under the PCA framework.

As of June 30, 2015, the Corporation's estimated SLR on a fully phased-in basis was 6.3 percent, which exceeds the 5.0 percent threshold that represents the minimum plus the supplementary leverage buffer for BHCs. The estimated SLR for BANA on a fully phased-in basis was 7.0 percent, which exceeds the 6.0 percent "well-capitalized" level for insured depository institutions of BHCs.

Capital Composition and Ratios

Table 20 presents Bank of America Corporation's capital ratios and related information in accordance with Basel 3 Standardized – Transition as measured at June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the Corporation meets the definition of "well capitalized" under current regulatory requirements.

Table 20
Bank of America Corporation Regulatory Capital under Basel 3 Standardized – Transition
	June 30, 2015		December 31, 2014
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common equity tier 1 capital	11.2%	$158,326	12.3%	$155,361
Tier 1 capital	12.5	176,247	13.4	168,973
Total capital	15.5	217,889	16.5	208,670
Tier 1 leverage	8.5	176,247	8.2	168,973

			June 30 2015	December 31 2014
Risk-weighted assets (in billions) (1)			$1,408	$1,262
Adjusted quarterly average total assets (in billions) (2)			2,074	2,060

(1)	On a pro-forma basis, under Basel 3 Standardized – Transition as measured at January 1, 2015, the December 31, 2014 risk-weighted assets would have been $1,392 billion.

(2)	Reflects adjusted average total assets for the three months ended June 30, 2015 and December 31, 2014.

Common equity tier 1 capital under Basel 3 Standardized – Transition was $158.3 billion at June 30, 2015, an increase of $3.0 billion compared to December 31, 2014 driven by earnings, partially offset by dividends, common stock repurchases and the impact of certain transition provisions under Basel 3 Standardized – Transition. For more information on Basel 3 transition provisions, see Table 18. During the six months ended June 30, 2015, Total capital increased $9.2 billion primarily driven by the same factors that drove the increase in Common equity tier 1 capital and issuances of preferred stock and subordinated debt. The Tier 1 leverage ratio increased 30 bps for the six months ended June 30, 2015 compared to December 31, 2014 primarily driven by an increase in Tier 1 capital. For additional information, see Table 21.

Risk-weighted assets increased $146 billion during the six months ended June 30, 2015 to $1,408 billion primarily due to the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Standardized approach. On a pro-forma basis, under Basel 3 Standardized – Transition, risk-weighted assets increased $16 billion during the six months ended June 30, 2015 to $1,408 billion primarily driven by commercial loan growth.

At June 30, 2015, an increase or decrease in our Common equity tier 1, Tier 1 or Total capital ratios by one bp would require a change of $141 million in Common equity tier 1, Tier 1 or Total capital. We could also increase our Common equity tier 1, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.3 billion, $1.1 billion and $909 million, respectively. An increase in our Tier 1 leverage ratio by one bp on such date would require $207 million of additional Tier 1 capital or a reduction of $2.4 billion in adjusted average assets.

Table 21 presents the capital composition as measured under Basel 3 Standardized – Transition at June 30, 2015 and December 31, 2014.

Table 21
Capital Composition under Basel 3 Standardized – Transition
(Dollars in millions)	June 30 2015	December 31 2014
Total common shareholders' equity	$229,386	$224,162
Goodwill	(69,231)	(69,234)
Deferred tax assets arising from net operating loss and tax credit carryforwards	(3,803)	(2,226)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,980	2,680
Net unrealized (gains) losses on AFS debt and equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax	1,277	573
Intangibles, other than mortgage servicing rights and goodwill	(1,167)	(639)
DVA related to liabilities and derivatives (1)	256	231
Other	(372)	(186)
Common equity tier 1 capital	158,326	155,361
Qualifying preferred stock, net of issuance cost	22,273	19,308
Deferred tax assets arising from net operating loss and tax credit carryforwards	(5,706)	(8,905)
Trust preferred securities	1,447	2,893
Defined benefit pension fund assets	(476)	(599)
DVA related to liabilities and derivatives under transition	384	925
Other	(1)	(10)
Total Tier 1 capital	176,247	168,973
Long-term debt qualifying as Tier 2 capital	20,898	17,953
Qualifying allowance for credit losses	13,656	14,634
Nonqualifying trust preferred securities subject to phase out from Tier 2 capital	4,853	3,881
Minority interest	2,231	3,233
Other	4	(4)
Total capital	$217,889	$208,670

(1)	Represents loss on structured liabilities and derivatives, net-of-tax, that is excluded from Common equity tier 1, Tier 1 and Total capital for regulatory capital purposes.

Table 22 presents the components of our risk-weighted assets as measured under Basel 3 Standardized – Transition at June 30, 2015 and December 31, 2014.

Table 22
Risk-weighted assets under Basel 3 Standardized – Transition
(Dollars in billions)	June 30 2015	December 31 2014
Credit risk	$1,309	$1,169
Market risk	99	93
Total risk-weighted assets	$1,408	$1,262

Table 23 presents the expected regulatory minimum ratio requirements in accordance with Basel 3 on a fully phased-in basis at January 1, 2019. The regulatory minimum Basel 3 Common equity tier 1, Tier 1 and Total capital ratio requirements for the Corporation will be comprised of the minimum ratio for Common equity tier 1, Tier 1 and Total capital as shown in Table 19, plus a capital conservation buffer of 2.5 percent, the G-SIB surcharge of 3.0 percent and any countercyclical buffer, which is currently set at zero. For more information on these buffers, see Capital Management – Regulatory Developments on page 67.

Table 23
Bank of America Corporation Regulatory Capital Ratio Requirements – Fully Phased in
January 1, 2019
Regulatory Minimum
Common equity tier 1	10.0%
Tier 1 capital	11.5
Total capital	13.5
Tier 1 leverage	4.0

Table 24 presents estimates of our Basel 3 regulatory capital ratios on a fully phased-in basis at June 30, 2015 and December 31, 2014. The Common equity tier 1, Tier 1 and Total capital estimates reflect the full impact of Basel 3 changes to capital composition after the transition period ends on January 1, 2019. These changes include certain deductions from and adjustments to capital, the most significant of which relate to deferred tax assets, and the inclusion of net unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These ratios are considered non-GAAP financial measures until the end of the transition period on January 1, 2019 when adopted and required by U.S. banking regulators.

Table 24
Bank of America Corporation Regulatory Capital – Fully Phased-in (1, 2)
	June 30, 2015		December 31, 2014
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Standardized approach
Common equity tier 1 capital	10.3%	$148,306	10.0%	$141,217
Tier 1 capital	11.9	170,578	11.3	160,480
Total capital (3)	14.4	207,097	13.9	196,115
Advanced approaches
Common equity tier 1 capital	10.4	148,306	9.6	141,217
Tier 1 capital	12.0	170,578	11.0	160,480
Total capital (3)	13.9	198,125	12.7	185,986

			June 30 2015	December 31 2014
Risk-weighted assets – Standardized approach (in billions)			$1,433	$1,415
Risk-weighted assets – Advanced approaches (in billions)			1,427	1,465

(1)
Fully phased-in Basel 3 estimates are based on our current understanding of the Standardized and Advanced approaches under the Basel 3 rules. Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. The Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal model methodology, but do not include the benefit of the removal of the surcharge applicable to the Comprehensive Risk Measure.

(2)
In connection with our exit from parallel run, U.S. banking regulators have requested modifications to certain internal analytical models including the wholesale (e.g., commercial) and other credit models which would increase our risk-weighted assets and, as a result, negatively impact our capital ratios. If the requested modifications to these models were included, the estimated Common equity tier 1 capital ratio under the Basel 3 Advanced approaches on a fully phased-in basis would be approximately 9.3 percent at June 30, 2015. We are currently working with U.S. banking regulators in order to exit parallel run.

(3)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

Table 25 presents a reconciliation of regulatory capital in accordance with Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at June 30, 2015 and December 31, 2014.

Table 25
Regulatory Capital Reconciliation between Basel 3 Transition to Fully Phased-in (1, 2)
(Dollars in millions)	June 30 2015	December 31 2014
Common equity tier 1 capital (transition)	$158,326	$155,361
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition	(5,706)	(8,905)
Accumulated OCI phased in during transition	(1,884)	(1,592)
Intangibles phased in during transition	(1,751)	(2,556)
Defined benefit pension fund assets phased in during transition	(476)	(599)
DVA related to liabilities and derivatives phased in during transition	384	925
Other adjustments and deductions phased in during transition	(587)	(1,417)
Common equity tier 1 capital (fully phased-in)	148,306	141,217
Additional Tier 1 capital (transition)	17,921	13,612
Deferred tax assets arising from net operating loss and tax credit carryforwards phased out during transition	5,706	8,905
Trust preferred securities phased out during transition	(1,447)	(2,893)
Defined benefit pension fund assets phased out during transition	476	599
DVA related to liabilities and derivatives phased out during transition	(384)	(925)
Other transition adjustments to Additional Tier 1 capital	—	(35)
Additional Tier 1 capital (fully phased-in)	22,272	19,263
Tier 1 capital (fully phased-in)	170,578	160,480
Tier 2 capital (transition)	41,642	39,697
Nonqualifying trust preferred securities phased out during transition	(4,853)	(3,881)
Other transition adjustments to Tier 2 capital	(270)	(181)
Tier 2 capital (fully phased-in)	36,519	35,635
Basel 3 Standardized approach Total capital (fully phased-in)	207,097	196,115
Change in Tier 2 qualifying allowance for credit losses	(8,972)	(10,129)
Basel 3 Advanced approaches Total capital (fully phased-in)	$198,125	$185,986

Risk-weighted assets – As reported to Basel 3 (fully phased-in)
As reported risk-weighted assets	$1,407,891	$1,261,544
Changes in risk-weighted assets from reported to fully phased-in	25,460	153,722
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	1,433,351	1,415,266
Changes in risk-weighted assets for advanced models	(5,963)	50,213
Basel 3 Advanced approaches risk-weighted assets (fully phased-in)	$1,427,388	$1,465,479

(1)
Fully phased-in Basel 3 estimates are based on our current understanding of the Standardized and Advanced approaches under the Basel 3 rules. Our estimates under the Basel 3 Advanced approaches may be refined over time as a result of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. The Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal model methodology, but do not include the benefit of the removal of the surcharge applicable to the Comprehensive Risk Measure.

(2)
In connection with our exit from parallel run, U.S. banking regulators have requested modifications to certain internal analytical models including the wholesale (e.g., commercial) and other credit models which would increase our risk-weighted assets and, as a result, negatively impact our capital ratios. If the requested modifications to these models were included, the estimated Common equity tier 1 capital ratio under the Basel 3 Advanced approaches on a fully phased-in basis would be approximately 9.3 percent at June 30, 2015. We are currently working with U.S. banking regulators in order to exit parallel run.

Bank of America, N.A. Regulatory Capital

Table 26 presents regulatory capital information for BANA in accordance with Basel 3 Standardized – Transition as measured at June 30, 2015 and December 31, 2014.

Table 26
Bank of America, N.A. Regulatory Capital under Basel 3 Standardized – Transition
	June 30, 2015			December 31, 2014
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital	12.5%	$144,543	6.5%	13.1%	$145,150	4.0%
Tier 1 capital	12.5	144,543	8.0	13.1	145,150	6.0
Total capital	13.8	160,221	10.0	14.6	161,623	10.0
Tier 1 leverage	9.4	144,543	5.0	9.6	145,150	5.0

(1)
Percent required to meet guidelines to be considered "well capitalized" under the Prompt Corrective Action framework, except for the December 31, 2014 Common equity tier 1 capital which reflects capital adequacy minimum requirements as an Advanced approaches bank under Basel 3 during a transition period that ended in 2014.

BANA's Common equity tier 1 capital ratio under Basel 3 Standardized – Transition was 12.5 percent at June 30, 2015, a decrease of 65 bps from December 31, 2014, primarily driven by dividends to the parent company and the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Standardized approach, partially offset by earnings. The Total capital ratio decreased 79 bps to 13.8 percent at June 30, 2015 compared to December 31, 2014 and the Tier 1 leverage ratio decreased 18 bps to 9.4 percent. The decrease in the Total capital ratio was driven by the same factors as the Common equity tier 1 capital ratio. The decrease in the Tier 1 leverage ratio was primarily driven by an increase in adjusted quarterly average total assets.

Regulatory Developments

Global Systemically Important Bank Surcharge

We have been designated as a global systemically important bank (G-SIB) and as such, are subject to a risk-based capital surcharge (G-SIB surcharge) that must be satisfied with Common equity tier 1 capital. The surcharge assessment methodology published by the Basel Committee on Banking Supervision (Basel Committee) relies on an indicator-based measurement approach (e.g., size, complexity, cross-jurisdictional activity, inter-connectedness and substitutability/financial institution infrastructure) to determine a score relative to the global banking industry. Institutions with the highest scores are designated as G-SIBs and are assigned to one of four loss absorbency buckets from 1.0 percent to 2.5 percent, in 0.5 percent increments based on each institution's relative score and supervisory judgment. A fifth loss absorbency bucket of 3.5 percent serves to discourage banks from becoming more systemically important.

In July 2015, the Federal Reserve finalized a regulation that will implement G-SIB surcharge requirements for the largest U.S. BHCs. Under the final rule, assignment to loss absorbency buckets will be determined by the higher score as calculated according to two methods. Method 1 is consistent with the Basel Committee's methodology, whereas Method 2 replaces the substitutability/financial institution infrastructure indicator with a measure of short-term wholesale funding and then determines the overall score by applying a fixed multiplier for each of the other systemic indicators. Under the final U.S. rules, the G-SIB surcharge will be phased in beginning on January 1, 2016, becoming fully effective on January 1, 2019. We estimate that our G-SIB surcharge will increase our risk-based capital ratio requirements by 3.0 percent under Method 2 and 1.5 percent under Method 1.

For more information on regulatory capital, see Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Minimum Total Loss Absorbing Capacity

In November 2014, the FSB proposed standards for the total loss absorbing capacity (TLAC) that G-SIBs would be required to maintain in order to facilitate an orderly resolution in the event of failure. The proposal would require G-SIBs to hold sufficient amounts of qualifying regulatory capital and debt instruments to help ensure continuity of critical functions upon a resolution without imposing losses on taxpayers or threatening financial stability. Under the proposal, a G-SIB would be required to maintain minimum TLAC of 16.0 percent to 20.0 percent of risk-weighted assets, excluding regulatory capital buffers, and at least twice the minimum Basel 3 Tier 1 leverage ratio (as defined by the Basel Committee). The proposal is expected to be revised after the FSB reviews public comments received on the proposal and completes its impact assessment including a quantitative impact study and a market survey. The FSB intends to submit a final proposal to the Group of Twenty (G-20) by the fourth quarter of 2015 in advance of its summit. U.S. banking regulators are expected to propose TLAC rules in 2015 which would be applicable to U.S. banks that have been designated as G-SIBs.

Revisions to Approaches for Measuring Risk-weighted Assets

The Basel Committee has several open proposals to revise key methodologies for measuring risk-weighted assets. The proposals include a fundamental review of the trading book, which would update market risk measurement, and revisions to the CVA risk framework. The proposed revisions affect both modeled and standardized approaches for measuring market risk and CVA risk. The Basel Committee has also proposed revisions to the standardized approach for credit risk and the standardized approaches for operational risk. A revised standardized model for counterparty credit risk has previously been finalized. These revisions would be coupled with a proposed capital floor framework to limit the extent to which banks can reduce risk-weighted asset levels through the use of internal models. The Basel Committee expects to finalize the outstanding proposals within the next 12 months. Once the proposals are finalized, U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions.

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At June 30, 2015, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $9.5 billion and exceeded the minimum requirement of $1.5 billion by $8.0 billion. MLPCC's net capital of $3.0 billion exceeded the minimum requirement of $462 million by $2.5 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At June 30, 2015, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At June 30, 2015, MLI's capital resources were $34.3 billion which exceeded the minimum requirement of $18.8 billion.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the second quarter of 2015 and through July 29, 2015, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements. The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 28, 2018. For more information on the original issuance and exercise price of these warrants, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 27 is a summary of our cash dividend declarations on preferred stock during the second quarter of 2015 and through July 29, 2015. During the second quarter of 2015, we declared $330 million of cash dividends on preferred stock. For more information on preferred stock, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 27
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	April 16, 2015	July 10, 2015	July 24, 2015	7.00%	$1.75
		July 23, 2015	October 9, 2015	October 23, 2015	7.00	1.75
Series D (2)	$654	April 13, 2015	May 29, 2015	June 15, 2015	6.204%	$0.38775
		July 9, 2015	August 31, 2015	September 14, 2015	6.204	0.38775
Series E (2)	$317	April 13, 2015	April 30, 2015	May 15, 2015	Floating	$0.24722
		July 9, 2015	July 31, 2015	August 17, 2015	Floating	0.25556
Series F	$141	April 13, 2015	May 29, 2015	June 15, 2015	Floating	$1,022.22222
		July 9, 2015	August 31, 2015	September 15, 2015	Floating	1,022.22222
Series G	$493	April 13, 2015	May 29, 2015	June 15, 2015	Adjustable	$1,022.22222
		July 9, 2015	August 31, 2015	September 15, 2015	Adjustable	1,022.22222
Series I (2)	$365	April 13, 2015	June 15, 2015	July 1, 2015	6.625%	$0.4140625
		July 9, 2015	September 15, 2015	October 1, 2015	6.625	0.4140625
Series K (3, 4)	$1,544	July 9, 2015	July 15, 2015	July 30, 2015	Fixed-to-floating	$40.00
Series L	$3,080	March 18, 2015	April 1, 2015	April 30, 2015	7.25%	$18.125
		June 19, 2015	July 1, 2015	July 30, 2015	7.25	18.125
Series M (3, 4)	$1,310	April 13, 2015	April 30, 2015	May 15, 2015	Fixed-to-floating	$40.625
Series T	$5,000	April 16, 2015	June 25, 2015	July 10, 2015	6.00%	$1,500.00
		July 23, 2015	September 25, 2015	October 13, 2015	6.00	1,500.00
Series U (3, 4)	$1,000	April 13, 2015	May 15, 2015	June 1, 2015	Fixed-to-floating	$26.00
Series V (3, 4)	$1,500	April 13, 2015	June 1, 2015	June 17, 2015	Fixed-to-floating	$25.625
Series W (2)	$1,100	April 13, 2015	May 15, 2015	June 9, 2015	6.625%	$0.4140625
		July 9, 2015	August 15, 2015	September 9, 2015	6.625	0.4140625
Series X (3, 4)	$2,000	July 9, 2015	August 15, 2015	September 8, 2015	Fixed-to-floating	$31.25
Series Y (2)	$1,100	March 18, 2015	April 1, 2015	April 27, 2015	6.50%	$0.40625
		June 19, 2015	July 1, 2015	July 27, 2015	6.50	0.40625
Series Z (3, 4)	$1,400	March 18, 2015	April 1, 2015	April 23, 2015	Fixed-to-floating	$32.50
Series AA (3, 4)	$1,900	July 9, 2015	September 1, 2015	September 17, 2015	Fixed-to-floating	$30.50

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Table 27
Preferred Stock Cash Dividend Summary (continued)
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (5)	$98	April 13, 2015	May 15, 2015	May 28, 2015	Floating	$0.18750
		July 9, 2015	August 15, 2015	August 28, 2015	Floating	0.18750
Series 2 (5)	$299	April 13, 2015	May 15, 2015	May 28, 2015	Floating	$0.18542
		July 9, 2015	August 15, 2015	August 28, 2015	Floating	0.19167
Series 3 (5)	$653	April 13, 2015	May 15, 2015	May 28, 2015	6.375%	$0.3984375
		July 9, 2015	August 15, 2015	August 28, 2015	6.375	0.3984375
Series 4 (5)	$210	April 13, 2015	May 15, 2015	May 28, 2015	Floating	$0.24722
		July 9, 2015	August 15, 2015	August 28, 2015	Floating	0.25556
Series 5 (5)	$422	April 13, 2015	May 1, 2015	May 21, 2015	Floating	$0.24722
		July 9, 2015	August 1, 2015	August 21, 2015	Floating	0.25556

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

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

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, or Global Excess Liquidity Sources (GELS), is comprised of assets that are readily available to the parent company and selected subsidiaries, including bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GELS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our GELS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final LCR rules. For more information on the final rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 72.

Our GELS were $484 billion and $439 billion at June 30, 2015 and December 31, 2014 and were maintained as shown in Table 28.

Table 28
Global Excess Liquidity Sources
(Dollars in billions)	June 30 2015	December 31 2014	Average for Three Months Ended June 30, 2015
Parent company	$96	$98	$95
Bank subsidiaries	348	306	344
Other regulated entities	40	35	34
Total Global Excess Liquidity Sources	$484	$439	$473

As shown in Table 28, parent company GELS totaled $96 billion and $98 billion at June 30, 2015 and December 31, 2014. The decrease in parent company liquidity was primarily due to derivative collateral outflows. Typically, parent company excess liquidity is in the form of cash deposited with BANA.

GELS available to our bank subsidiaries totaled $348 billion and $306 billion at June 30, 2015 and December 31, 2014. The increase in bank subsidiaries' liquidity was primarily due to deposit inflows and net debt issuances, partially offset by loan growth. GELS at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $195 billion and $214 billion at June 30, 2015 and December 31, 2014. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLB and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

GELS available to our other regulated entities, comprised primarily of broker-dealer subsidiaries, totaled $40 billion and $35 billion at June 30, 2015 and December 31, 2014. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 29 presents the composition of GELS at June 30, 2015 and December 31, 2014.

Table 29
Global Excess Liquidity Sources Composition
(Dollars in billions)	June 30 2015	December 31 2014
Cash on deposit	$123	$97
U.S. Treasury securities	64	74
U.S. agency securities and mortgage-backed securities	276	252
Non-U.S. government and supranational securities	21	16
Total Global Excess Liquidity Sources	$484	$439

Time-to-required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "time-to-required funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its GELS without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our time-to-required funding was 40 months at June 30, 2015. For purposes of calculating time-to-required funding at June 30, 2015, we have included in the amount of unsecured contractual obligations $8.6 billion related to the BNY Mellon Settlement. The BNY Mellon Settlement is subject to final approval and the timing of this payment is not certain. For more information on the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

We also utilize liquidity stress analysis to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. The liquidity stress testing process is an integral part of analyzing our potential contractual and contingent cash outflows beyond the outflows considered in the time-to-required funding analysis. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit rating downgrades for the parent company and our subsidiaries, and are based on historical experience, regulatory guidance, and both expected and unexpected future events.

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

In 2014, U.S. banking regulators finalized LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. The LCR is calculated as the amount of a financial institution's unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Under the final rule, an initial minimum LCR of 80 percent was required as of January 2015, and will increase thereafter in 10 percentage point increments annually through January 2017. These minimum requirements are applicable to the Corporation on a consolidated basis and to our insured depository institutions. As of June 30, 2015, we estimate that the consolidated Corporation was above the 2017 LCR requirements.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.15 trillion and $1.12 trillion at June 30, 2015 and December 31, 2014. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the Federal Deposit Insurance Corporation. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.

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

During the three and six months ended June 30, 2015, we issued $16.4 billion and $25.7 billion of long-term debt, consisting of $10.4 billion and $14.5 billion for Bank of America Corporation, $4.1 billion and $7.6 billion for Bank of America, N.A. and $1.9 billion and $3.6 billion of other debt.

Table 30 presents the carrying value of aggregate annual contractual maturities of long-term debt as of June 30, 2015. During the six months ended June 30, 2015, we had total long-term debt maturities and purchases of $20.8 billion consisting of $13.8 billion for Bank of America Corporation, $2.8 billion for Bank of America, N.A. and $4.2 billion of other debt.

Table 30
Long-term Debt By Maturity
	Remainder of
(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Bank of America Corporation
Senior notes	$6,907	$17,027	$18,562	$20,511	$16,984	$42,832	$122,823
Senior structured notes	2,223	4,263	1,672	1,775	1,417	7,029	18,379
Subordinated notes	1,199	4,991	5,003	2,744	1,505	18,014	33,456
Junior subordinated notes	—	—	—	—	1	7,292	7,293
Total Bank of America Corporation	10,329	26,281	25,237	25,030	19,907	75,167	181,951
Bank of America, N.A.
Senior notes	18	3,063	6,318	3,495	12	108	13,014
Subordinated notes	—	1,063	3,508	—	1	1,668	6,240
Advances from Federal Home Loan Banks	3,001	6,003	10	10	15	138	9,177
Securitizations and other Bank VIEs (1)	1,139	1,290	3,550	2,298	2,450	938	11,665
Total Bank of America, N.A.	4,158	11,419	13,386	5,803	2,478	2,852	40,096
Other debt
Senior notes	20	—	1	—	—	1	22
Structured liabilities	1,257	2,624	2,051	1,439	936	7,923	16,230
Junior subordinated notes	—	—	—	—	—	405	405
Nonbank VIEs (1)	—	458	242	89	22	1,995	2,806
Other	203	902	409	29	6	355	1,904
Total other debt	1,480	3,984	2,703	1,557	964	10,679	21,367
Total long-term debt	$15,967	$41,684	$41,326	$32,390	$23,349	$88,698	$243,414
(1) Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.

Table 31 presents our long-term debt by major currency at June 30, 2015 and December 31, 2014.

Table 31
Long-term Debt By Major Currency
(Dollars in millions)	June 30 2015	December 31 2014
U.S. Dollar	$196,020	$191,264
Euro	28,473	30,687
British Pound	7,635	7,881
Japanese Yen	4,321	6,058
Australian Dollar	1,973	2,135
Canadian Dollar	1,933	1,779
Swiss Franc	949	897
Other	2,110	2,438
Total long-term debt	$243,414	$243,139

Total long-term debt remained relatively unchanged during the six months ended June 30, 2015, as maturities approximated new issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 65 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 122.

We may also issue unsecured debt in the form of structured notes for client purposes. During the three and six months ended June 30, 2015, we issued $2.8 billion and $3.6 billion of structured notes, a majority of which was issued by Bank of America Corporation. Structured notes are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $35.0 billion and $38.8 billion at June 30, 2015 and December 31, 2014.

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

Other factors that influence our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types; the rating agencies' assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies or potential tail risks; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; the sovereign credit ratings of the U.S. government; current or future regulatory and legislative initiatives; and the agencies' views on whether the U.S. government would provide meaningful support to the Corporation or its subsidiaries in a crisis.

On July 23, 2015, Standard & Poor's Ratings Services (S&P) concluded a periodic review of the eight U.S. G-SIBs. As a result, S&P upgraded Bank of America's stand-alone credit profile (SACP) to 'a-' from 'bbb+', reflecting S&P's view that the Corporation's potential legal and regulatory risks have declined, and that it has made steady progress on reducing the size of its legacy mortgage portfolio resulting in lower credit costs and an improved risk profile. S&P concurrently upgraded the ratings of Bank of America Corporation's preferred stock and trust preferred securities to BB+ from BB. S&P also revised the outlook to positive from stable on the ratings of Bank of America's core rated operating subsidiaries, including Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch International, and Bank of America Merrill Lynch International Limited. Those entities' long-term and short-term senior debt ratings remain unchanged at A and A-1. S&P also left Bank of America Corporation's long-term and short-term senior debt ratings unchanged at A- and A-2, but retained a negative outlook. The negative outlook on the holding company ratings reflects S&P's ongoing evaluation of whether it deems the U.S. G-SIB resolution regime to be effective and thus eliminates the remaining notch of uplift in those ratings for potential extraordinary government support. The positive outlook on the operating subsidiary ratings reflects the possibility that for those subsidiaries, S&P could offset the elimination of the notch of uplift for government support with two notches of uplift from the agency's implementation of a new framework for incorporating additional loss-absorbing debt and equity capital buffers at the holding company into operating company credit ratings.

On May 28, 2015, Moody's Investors Service, Inc. (Moody's) concluded its previously announced review of several global investment banking groups, including Bank of America, which followed the publication of the agency's new bank rating methodology. As a result, Moody's upgraded Bank of America Corporation's long-term senior debt rating to Baa1 from Baa2, and the preferred stock rating to Ba2 from Ba3. Moody's also upgraded the long-term senior debt and long-term deposit ratings of Bank of America, N.A. to A1 from A2. Moody's affirmed the short-term ratings at P-2 for Bank of America Corporation and P-1 for Bank of America, N.A. Moody's now has a stable outlook on all of our ratings.

On May 19, 2015, Fitch Ratings (Fitch) completed its review of sovereign support for 12 large, complex securities trading and universal banks, including Bank of America. As a result, Fitch revised the support rating floors for the U.S. global systemically important BHCs to No Floor from A, effectively removing the implied government support uplift from those institutions' ratings. The rating agency also upgraded Bank of America Corporation's stand-alone rating, or Viability Rating to 'a' from 'a-', while affirming its long-term and short-term senior debt ratings at A and F1, respectively. Fitch indicated that the upgrade of the Viability Rating was driven by the Corporation's maintenance of good capital and liquidity levels, materially lower potential litigation costs compared to recent years and a gradually improving earnings profile. Fitch concurrently upgraded Bank of America, N.A.'s long-term senior debt rating to A+ from A, and its long-term deposit rating to AA- from A+. Fitch set the outlook on these ratings at stable. Fitch also revised the outlook to positive on the ratings of Bank of America's material international operating subsidiaries, including Merrill Lynch International.

Table 32 presents the Corporation's current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 32
Senior Debt Ratings
	Moody's Investors Service			Standard & Poor's			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	Baa1	P-2	Stable	A-	A-2	Negative	A	F1	Stable
Bank of America, N.A.	A1	P-1	Stable	A	A-1	Positive	A+	F1	Stable
Merrill Lynch, Pierce, Fenner & Smith	NR	NR	NR	A	A-1	Positive	A+	F1	Stable
Merrill Lynch International	NR	NR	NR	A	A-1	Positive	A	F1	Positive
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

Table 33 presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2015 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Table 33
Additional Collateral Required to be Posted Upon Downgrade
	June 30, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,429	$1,799
Bank of America, N.A. and subsidiaries (1)	1,186	1,390

(1)	Included in Bank of America Corporation collateral requirements in this table.

Table 34 presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at June 30, 2015 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Table 34
Derivative Liability Subject to Unilateral Termination Upon Downgrade
	June 30, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liability	$600	$2,992
Collateral posted	560	2,625

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Stress Modeling on page 72.

For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

Credit Risk Management

Credit quality remained strong in the second quarter of 2015 driven by lower U.S. unemployment and improving home prices as well as our proactive credit risk management activities positively impacting our credit portfolio as nonperforming loans and leases and delinquencies continued to improve. For additional information, see Executive Summary – Second Quarter 2015 Economic and Business Environment on page 4.

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

We have non-U.S. exposure largely in Europe and Asia Pacific. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 110 and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 78, Commercial Portfolio Credit Risk Management on page 98, Non-U.S. Portfolio on page 110, Provision for Credit Losses on page 112, Allowance for Credit Losses on page 112, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

During the six months ended June 30, 2015, we completed approximately 31,300 customer loan modifications with a total unpaid principal balance of approximately $5.2 billion, including approximately 12,300 permanent modifications, under the U.S. government's Making Home Affordable Program. Of the loan modifications completed during the six months ended June 30, 2015, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, more than half were in the Corporation's held-for-investment (HFI) portfolio. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDR). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 95 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. unemployment rate and home prices continued during the three and six months ended June 30, 2015 resulting in improved credit quality and lower credit losses across most major consumer portfolios compared to the same periods in 2014. Nearly all consumer loan portfolios 30 days or more past due and all consumer loan portfolios 90 days or more past due declined during the six months ended June 30, 2015 as a result of improved delinquency trends. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered to their 2006 levels.

Improved credit quality and continued loan balance run-off across the consumer portfolio drove a $1.5 billion decrease in the consumer allowance for loan and lease losses during the six months ended June 30, 2015 to $8.4 billion at June 30, 2015. For additional information, see Allowance for Credit Losses on page 112.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 52 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 35 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 35, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 35
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Residential mortgage (1)	$198,825	$216,197	$13,229	$15,152
Home equity	81,006	85,725	5,113	5,617
U.S. credit card	88,403	91,879	n/a	n/a
Non-U.S. credit card	10,276	10,465	n/a	n/a
Direct/Indirect consumer (2)	84,754	80,381	n/a	n/a
Other consumer (3)	2,000	1,846	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	465,264	486,493	18,342	20,769
Loans accounted for under the fair value option (4)	1,971	2,077	n/a	n/a
Total consumer loans and leases	$467,235	$488,570	$18,342	$20,769

(1)	Outstandings include pay option loans of $2.6 billion and $3.2 billion at June 30, 2015 and December 31, 2014. We no longer originate pay option loans.

(2)
Outstandings include auto and specialty lending loans of $39.6 billion and $37.7 billion, unsecured consumer lending loans of $1.1 billion and $1.5 billion, U.S. securities-based lending loans of $38.6 billion and $35.8 billion, non-U.S. consumer loans of $4.0 billion and $4.0 billion, student loans of $596 million and $632 million and other consumer loans of $809 million and $761 million at June 30, 2015 and December 31, 2014.

(3)
Outstandings include consumer finance loans of $618 million and $676 million, consumer leases of $1.2 billion and $1.0 billion and consumer overdrafts of $227 million and $162 million at June 30, 2015 and December 31, 2014.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.8 billion and $1.9 billion and home equity loans of $208 million and $196 million at June 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 94 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

Table 36 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 36
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Residential mortgage (1)	$5,985	$6,889	$8,917	$11,407
Home equity	3,563	3,901	—	—
U.S. credit card	n/a	n/a	742	866
Non-U.S. credit card	n/a	n/a	86	95
Direct/Indirect consumer	26	28	38	64
Other consumer	1	1	1	1
Total (2)	$9,575	$10,819	$9,784	$12,433
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	2.06%	2.22%	2.10%	2.56%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	2.41	2.70	0.22	0.26

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2015 and December 31, 2014, residential mortgage included $5.5 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.4 billion and $4.1 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At June 30, 2015 and December 31, 2014, $339 million and $392 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 37 presents net charge-offs and related ratios for consumer loans and leases.

Table 37
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs (1)				Net Charge-off Ratios (1, 2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Residential mortgage	$177	$(35)	$374	$92	0.35%	(0.06)%	0.36%	0.08%
Home equity	151	239	323	541	0.73	1.06	0.78	1.19
U.S. credit card	584	683	1,205	1,401	2.68	3.11	2.76	3.18
Non-U.S. credit card	51	47	95	123	2.03	1.59	1.91	2.12
Direct/Indirect consumer	24	33	58	91	0.11	0.16	0.14	0.22
Other consumer	33	47	82	105	7.00	9.26	8.91	10.64
Total	$1,020	$1,014	$2,137	$2,353	0.87	0.79	0.91	0.91

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.52 percent and 0.55 percent for residential mortgage, 0.78 percent and 0.83 percent for home equity, and 1.00 percent and 1.05 percent for the total consumer portfolio for the three and six months ended June 30, 2015, respectively. Net charge-off (recovery) ratios, excluding the PCI and fully-insured loan portfolios, were (0.10) percent and 0.13 percent for residential mortgage, 1.14 percent and 1.28 percent for home equity, and 0.99 percent and 1.15 percent for the total consumer portfolio for the three and six months ended June 30, 2014, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs, as shown in Tables 37 and 38, exclude write-offs in the PCI loan portfolio of $264 million and $452 million in residential mortgage and $26 million and $126 million in home equity for the three and six months ended June 30, 2015. Net charge-offs, as shown in Tables 37 and 38, exclude write-offs in the PCI loan portfolio of $70 million and $351 million in residential mortgage and $90 million and $200 million in home equity for the three and six months ended June 30, 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 0.86 percent and 0.80 percent for residential mortgage and 0.86 percent and 1.08 percent for home equity for the three and six months ended June 30, 2015. Net charge-off ratios including the PCI write-offs were 0.06 percent and 0.37 percent for residential mortgage and 1.46 percent and 1.63 percent for home equity for the three and six months ended June 30, 2014. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

Table 38 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the consumer real estate portfolio. For more information on the Legacy Assets & Servicing portfolio, see LAS on page 46.

Table 38
Consumer Real Estate Portfolio (1)
	Outstandings		Nonperforming		Net Charge-offs (2)
	June 30 2015	December 31 2014	June 30 2015	December 31 2014	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2015	2014	2015	2014
Core portfolio
Residential mortgage	$151,007	$162,220	$2,201	$2,398	$32	$60	$83	$99
Home equity	50,025	51,887	1,408	1,496	51	69	102	154
Total Core portfolio	201,032	214,107	3,609	3,894	83	129	185	253
Legacy Assets & Servicing portfolio
Residential mortgage	47,818	53,977	3,784	4,491	145	(95)	291	(7)
Home equity	30,981	33,838	2,155	2,405	100	170	221	387
Total Legacy Assets & Servicing portfolio	78,799	87,815	5,939	6,896	245	75	512	380
Consumer real estate portfolio
Residential mortgage	198,825	216,197	5,985	6,889	177	(35)	374	92
Home equity	81,006	85,725	3,563	3,901	151	239	323	541
Total consumer real estate portfolio	$279,831	$301,922	$9,548	$10,790	$328	$204	$697	$633

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			June 30 2015	December 31 2014	Three Months Ended June 30		Six Months Ended June 30
					2015	2014	2015	2014
Core portfolio
Residential mortgage			$477	$593	$(38)	$48	$(33)	$4
Home equity			686	702	38	8	86	18
Total Core portfolio			1,163	1,295	—	56	53	22
Legacy Assets & Servicing portfolio
Residential mortgage			1,520	2,307	50	(302)	(44)	(422)
Home equity			2,058	2,333	58	(38)	71	(25)
Total Legacy Assets & Servicing portfolio			3,578	4,640	108	(340)	27	(447)
Consumer real estate portfolio
Residential mortgage			1,997	2,900	12	(254)	(77)	(418)
Home equity			2,744	3,035	96	(30)	157	(7)
Total consumer real estate portfolio			$4,741	$5,935	$108	$(284)	$80	$(425)

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $1.8 billion and $1.9 billion and home equity loans of $208 million and $196 million at June 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 94 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolio. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 90.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 43 percent of consumer loans and leases at June 30, 2015. Approximately 65 percent of the residential mortgage portfolio is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties. Approximately 27 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages originated for the home purchase and refinancing needs of our wealth management clients and the remaining portion of the portfolio is primarily in Consumer Banking.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $17.4 billion during the six months ended June 30, 2015 due to loan sales of $13.6 billion, including $10.2 billion of loans with standby insurance agreements, $1.8 billion of nonperforming and other delinquent loans, $1.5 billion of consolidated agency residential mortgage securitization vehicles, and runoff outpacing the retention of new originations. These declines were partially offset by repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

At June 30, 2015 and December 31, 2014, the residential mortgage portfolio included $48.9 billion and $65.0 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements with FNMA and FHLMC. At June 30, 2015 and December 31, 2014, $40.7 billion and $47.8 billion had FHA insurance with the remainder protected by long-term standby agreements. At June 30, 2015 and December 31, 2014, $13.9 billion and $15.9 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

The long-term standby agreements with FNMA and FHLMC reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At June 30, 2015, these programs had the cumulative effect of reducing our risk-weighted assets by $2.5 billion, increasing both our Tier 1 capital ratio and Common equity tier 1 capital ratio by two bps under the Basel 3 Standardized – Transition. This compared to reducing our risk-weighted assets by $5.2 billion, increasing both our Tier 1 capital ratio and Tier 1 Common capital ratio by five bps at December 31, 2014 under Basel 3 Standardized – Transition.

Table 39 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 90.

Table 39
Residential Mortgage – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					June 30 2015	December 31 2014	June 30 2015	December 31 2014
Outstandings					$198,825	$216,197	$136,654	$136,075
Accruing past due 30 days or more					13,555	16,485	1,684	1,868
Accruing past due 90 days or more					8,917	11,407	—	—
Nonperforming loans					5,985	6,889	5,985	6,889
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100					9%	9%	5%	6%
Refreshed LTV greater than 100					11	12	6	7
Refreshed FICO below 620					15	16	7	8
2006 and 2007 vintages (2)					18	19	20	22

	Reported Basis				Excluding Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014	2015	2014	2015	2014
Net charge-off ratio (3)	0.35%	(0.06)%	0.36%	0.08%	0.52%	(0.10)%	0.55%	0.13%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $1.8 billion and $1.9 billion of residential mortgage loans accounted for under the fair value option at June 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 94 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
These vintages of loans account for $2.2 billion, or 37 percent, and $2.8 billion, or 41 percent of nonperforming residential mortgage loans at June 30, 2015 and December 31, 2014. For the three and six months ended June 30, 2015, these vintages accounted for $71 million, or 40 percent, and $118 million, or 32 percent of total residential mortgage net charge-offs. For the three and six months ended June 30, 2014, these vintages contributed net recoveries of $78 million and $13 million to residential mortgage net charge-offs.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $904 million during the six months ended June 30, 2015 including sales of $771 million, partially offset by a $248 million net increase related to the settlement with the DoJ for those loans that are no longer fully insured. Excluding these items, nonperforming residential mortgage loans decreased as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming residential mortgage loans at June 30, 2015, $2.3 billion, or 38 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $2.4 billion, or 41 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $184 million during the six months ended June 30, 2015.

Net charge-offs increased $212 million to $177 million for the three months ended June 30, 2015, or 0.52 percent of total average residential mortgage loans, compared to a net recovery of $35 million, or 0.10 percent, for the same period in 2014. Net charge-offs increased $282 million to $374 million for the six months ended June 30, 2015, or 0.55 percent of total average residential mortgage loans, compared to net charge-offs of $92 million, or 0.13 percent, for the same period in 2014. These increases in net charge-offs were primarily driven by $145 million and $330 million of charge-offs during the three and six months ended June 30, 2015 related to the consumer relief portion of the settlement with the DoJ. In addition, net charge-offs included lower recoveries related to nonperforming loan sales of $22 million and $62 million during the three and six months ended June 30, 2015 compared to $185 million for both of the same periods in 2014. Excluding these items, losses declined driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented five percent and six percent of the residential mortgage portfolio at June 30, 2015 and December 31, 2014. Loans with a refreshed LTV greater than 100 percent represented six percent and seven percent of the residential mortgage loan portfolio at June 30, 2015 and December 31, 2014. Of the loans with a refreshed LTV greater than 100 percent, 96 percent were performing at both June 30, 2015 and December 31, 2014. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by subsequent appreciation. Loans to borrowers with refreshed FICO scores below 620 represented seven percent and eight percent of the residential mortgage portfolio at June 30, 2015 and December 31, 2014.

Of the $136.7 billion in total residential mortgage loans outstanding at June 30, 2015, as shown in Table 40, 40 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $12.3 billion, or 23 percent, at June 30, 2015. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2015, $233 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.7 billion, or one percent for the entire residential mortgage portfolio. In addition, at June 30, 2015, $857 million, or seven percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming, of which $457 million were contractually current, compared to $6.0 billion, or four percent for the entire residential mortgage portfolio, of which $2.3 billion were contractually current. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans have yet to enter the amortization period and will not be required to make a fully-amortizing payment until 2016 or later.

Table 40 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both June 30, 2015 and December 31, 2014. For the three and six months ended June 30, 2015, loans within this MSA contributed net recoveries of $0 and $5 million within the residential mortgage portfolio. For the three and six months ended June 30, 2014, loans within this MSA contributed net recoveries of $17 million and $22 million within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstandings at both June 30, 2015 and December 31, 2014. For the three and six months ended June 30, 2015, loans within this MSA contributed net charge-offs of $34 million and $73 million within the residential mortgage portfolio. For the three and six months ended June 30, 2014, loans within this MSA contributed net charge-offs of $6 million and $29 million within the residential mortgage portfolio.

Table 40
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2015	December 31 2014	June 30 2015	December 31 2014	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2015	2014	2015	2014
California	$46,517	$45,496	$1,256	$1,459	$2	$(86)	$(7)	$(94)
New York (3)	12,260	11,826	476	477	22	4	35	17
Florida (3)	10,062	10,116	703	858	22	(13)	46	(8)
Texas	6,225	6,635	222	269	4	3	9	4
Virginia	4,257	4,402	203	244	7	4	14	10
Other U.S./Non-U.S.	57,333	57,600	3,125	3,582	120	53	277	163
Residential mortgage loans (4)	$136,654	$136,075	$5,985	$6,889	$177	$(35)	$374	$92
Fully-insured loan portfolio	48,942	64,970
Purchased credit-impaired residential mortgage loan portfolio	13,229	15,152
Total residential mortgage loan portfolio	$198,825	$216,197

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. There were $1.8 billion and $1.9 billion of residential mortgage loans accounted for under the fair value option at June 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 94 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $264 million and $452 million of write-offs in the residential mortgage PCI loan portfolio for the three and six months ended June 30, 2015 compared to $70 million and $351 million for the same periods in 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For additional information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $8.5 billion and $9.0 billion at June 30, 2015 and December 31, 2014, or six percent and seven percent of the residential mortgage portfolio. The CRA portfolio included $783 million and $986 million of nonperforming loans at June 30, 2015 and December 31, 2014, representing 13 percent and 14 percent of total nonperforming residential mortgage loans. The CRA portfolio reported net charge-offs of $37 million and net recoveries of $13 million for the three months ended June 30, 2015 and 2014, or 21 percent of total net charge-offs and 38 percent of total net recoveries for the residential mortgage portfolio. Net charge-offs in the CRA portfolio were $71 million and $21 million for the six months ended June 30, 2015 and 2014, or 19 percent and 23 percent of total net charge-offs for the residential mortgage portfolio.

Home Equity

At June 30, 2015, the home equity portfolio made up 17 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.

At June 30, 2015, our HELOC portfolio had an outstanding balance of $70.3 billion, or 87 percent of the total home equity portfolio compared to $74.2 billion, or 87 percent, at December 31, 2014. HELOCs generally have an initial draw period of 10 years. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At June 30, 2015, our home equity loan portfolio had an outstanding balance of $8.9 billion, or 11 percent of the total home equity portfolio compared to $9.8 billion, or 11 percent, at December 31, 2014. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $8.9 billion at June 30, 2015, 54 percent have 25- to 30-year terms. At June 30, 2015, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $1.8 billion, or two percent of the total home equity portfolio compared to $1.7 billion, or two percent, at December 31, 2014. We no longer originate reverse mortgages.

At June 30, 2015, approximately 55 percent of the home equity portfolio was included in Consumer Banking, 36 percent was included in LAS and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $4.7 billion during the six months ended June 30, 2015 primarily due to paydowns, charge-offs and sales outpacing new originations and draws on existing lines. Of the total home equity portfolio at both June 30, 2015 and December 31, 2014, $20.6 billion, or 25 percent and 24 percent, were in first-lien positions (27 percent and 26 percent excluding the PCI home equity portfolio). At June 30, 2015, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $14.1 billion, or 19 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $52.1 billion at June 30, 2015 compared to $53.7 billion at December 31, 2014. The decrease was primarily due to customers choosing to close accounts, as well as accounts reaching the end of their draw period, which automatically eliminates open line exposure. Both of these more than offset customer paydowns of principal balances and the impact of new production. The HELOC utilization rate was 57 percent at June 30, 2015 compared to 58 percent at December 31, 2014.

Table 41 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 90.

Table 41
Home Equity – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)					June 30 2015	December 31 2014	June 30 2015	December 31 2014
Outstandings					$81,006	$85,725	$75,893	$80,108
Accruing past due 30 days or more (2)					556	640	556	640
Nonperforming loans (2)					3,563	3,901	3,563	3,901
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100					7%	8%	7%	7%
Refreshed CLTV greater than 100					16	16	14	14
Refreshed FICO below 620					7	8	7	7
2006 and 2007 vintages (3)					45	46	42	43

	Reported Basis				Excluding Purchased Credit-impaired Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014	2015	2014	2015	2014
Net charge-off ratio (4)	0.73%	1.06%	0.78%	1.19%	0.78%	1.14%	0.83%	1.28%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. There were $208 million and $196 million of home equity loans accounted for under the fair value option at June 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 94 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Accruing past due 30 days or more includes $77 million and $98 million and nonperforming loans include $470 million and $505 million of loans where we serviced the underlying first-lien at June 30, 2015 and December 31, 2014.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 46 percent and 47 percent of nonperforming home equity loans at June 30, 2015 and December 31, 2014, and 57 percent and 58 percent of net charge-offs for the three and six months ended June 30, 2015 and 56 percent and 57 percent for the three and six months ended June 30, 2014.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming outstanding balances in the home equity portfolio decreased $338 million during the six months ended June 30, 2015 as outflows, including sales of $142 million and the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming home equity portfolio at June 30, 2015, $1.6 billion, or 45 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance. In addition, $1.3 billion, or 37 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Outstanding balances accruing past due 30 days or more decreased $84 million during the six months ended June 30, 2015.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At June 30, 2015, we estimate that $1.4 billion of current and $174 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $257 million of these combined amounts, with the remaining $1.3 billion serviced by third parties. Of the $1.6 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $599 million had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $88 million to $151 million for the three months ended June 30, 2015, or 0.78 percent of the total average home equity portfolio, compared to $239 million, or 1.14 percent for the same period in 2014. Net charge-offs decreased $218 million to $323 million for the six months ended June 30, 2015, or 0.83 percent of the total average home equity portfolio, compared to $541 million, or 1.28 percent for the same period in 2014. These decreases in net charge-offs for the three- and six-month periods were primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy, partially offset by $21 million and $66 million of charge-offs related to the consumer relief portion of the settlement with the DoJ. The net charge-off ratios were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTV) comprised seven percent of the home equity portfolio at both June 30, 2015 and December 31, 2014. Outstanding balances with a refreshed CLTV greater than 100 percent comprised 14 percent of the home equity portfolio at both June 30, 2015 and December 31, 2014. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 97 percent of the customers were current on their home equity loan and 93 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at June 30, 2015. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented seven percent of the home equity portfolio at both June 30, 2015 and December 31, 2014.

Of the $75.9 billion in total home equity portfolio outstandings at June 30, 2015, as shown in Table 42, 72 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $7.5 billion, or 11 percent of total HELOCs at June 30, 2015. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2015, $160 million, or two percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $506 million, or one percent for the entire HELOC portfolio. In addition, at June 30, 2015, $1.1 billion, or 14 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $470 million were contractually current, compared to $3.3 billion, or five percent for the entire HELOC portfolio, of which $1.4 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 75 percent of these loans have yet to enter the amortization period and will not be required to make a fully-amortizing payment until 2016 or later. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended June 30, 2015, approximately 52 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 42 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both June 30, 2015 and December 31, 2014. For both the three and six months ended June 30, 2015, loans within this MSA contributed 12 percent of net charge-offs. For the three and six months ended June 30, 2014, loans within this MSA contributed 12 percent and 13 percent of net charge-offs. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both June 30, 2015 and December 31, 2014. For the three and six months ended June 30, 2015, loans within this MSA contributed three percent and four percent of net charge-offs. For the three and six months ended June 30, 2014, loans within this MSA contributed four percent and six percent of net charge-offs.

Table 42
Home Equity State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2015	December 31 2014	June 30 2015	December 31 2014	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2015	2014	2015	2014
California	$21,886	$23,250	$968	$1,012	$13	$34	$37	$92
Florida (3)	9,042	9,633	537	574	32	37	62	84
New Jersey (3)	5,744	5,883	260	299	12	15	25	37
New York (3)	5,495	5,671	355	387	13	22	25	49
Massachusetts	3,543	3,655	127	148	4	6	9	14
Other U.S./Non-U.S.	30,183	32,016	1,316	1,481	77	125	165	265
Home equity loans (4)	$75,893	$80,108	$3,563	$3,901	$151	$239	$323	$541
Purchased credit-impaired home equity portfolio	5,113	5,617
Total home equity loan portfolio	$81,006	$85,725

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $208 million and $196 million of home equity loans accounted for under the fair value option at June 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 94 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $26 million and $126 million of write-offs in the home equity PCI loan portfolio for the three and six months ended June 30, 2015 compared to $90 million and $200 million for the same periods in 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

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

Table 43 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 43
Purchased Credit-impaired Loan Portfolio
	June 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$13,577	$13,229	$513	$12,716	93.66%
Home equity	5,160	5,113	589	4,524	87.67
Total purchased credit-impaired loan portfolio	$18,737	$18,342	$1,102	$17,240	92.01

	December 31, 2014
Residential mortgage	$15,726	$15,152	$880	$14,272	90.75%
Home equity	5,605	5,617	772	4,845	86.44
Total purchased credit-impaired loan portfolio	$21,331	$20,769	$1,652	$19,117	89.62

The total PCI unpaid principal balance decreased $2.6 billion, or 12 percent, during the six months ended June 30, 2015 primarily driven by sales, paydowns, payoffs and write-offs. During the six months ended June 30, 2015, we sold PCI loans with a carrying value of $987 million compared to sales of $552 million for the same period in 2014.

Of the unpaid principal balance of $18.7 billion at June 30, 2015, $15.9 billion, or 85 percent, was current based on the contractual terms, $1.3 billion, or seven percent, was in early stage delinquency, and $1.1 billion was 180 days or more past due, including $1.0 billion of first-lien mortgages and $93 million of home equity loans.

During the three months ended June 30, 2015, we recorded provision expense of $78 million for the PCI loan portfolio which included an expense of $98 million for residential mortgage and a benefit of $20 million for home equity. During the six months ended June 30, 2015, we recorded provision expense of $28 million for the PCI loan portfolio which included an expense of $85 million for residential mortgage and a benefit of $57 million for home equity. This compared to a provision benefit of $106 million for both the three and six months ended June 30, 2014. The provision expense for the six months ended June 30, 2015 was primarily driven by lower expected cash flows from future modifications.

The PCI valuation allowance declined $550 million during the six months ended June 30, 2015 due to write-offs in the PCI loan portfolio of $452 million in residential mortgage and $126 million in home equity, partially offset by provision expense of $28 million.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 72 percent of the total PCI loan portfolio at June 30, 2015. Those loans to borrowers with a refreshed FICO score below 620 represented 35 percent of the PCI residential mortgage loan portfolio at June 30, 2015. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 33 percent of the PCI residential mortgage loan portfolio and 40 percent based on the unpaid principal balance at June 30, 2015. Table 44 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 44
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	June 30 2015	December 31 2014
California	$6,169	$6,885
Florida (1)	1,039	1,289
Virginia	575	640
Maryland	501	602
Texas	270	318
Other U.S./Non-U.S.	4,675	5,418
Total	$13,229	$15,152

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

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

At June 30, 2015, the unpaid principal balance of pay option loans, which include pay option ARMs and payment advantage ARMs, was $2.7 billion, with a carrying value of $2.6 billion, including $2.2 billion of loans that were credit-impaired upon acquisition and, accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $666 million, including $39 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, one percent at both June 30, 2015 and December 31, 2014 elected to make only the minimum payment on pay option loans. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at June 30, 2015 that have not already experienced a payment reset, two percent are expected to reset in 2015, 47 percent are expected to reset in 2016 and 20 percent are expected to reset thereafter. In addition, six percent are expected to prepay and approximately 25 percent are expected to default prior to being reset, most of which were severely delinquent as of June 30, 2015. We no longer originate pay option loans.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 28 percent of the total PCI loan portfolio at June 30, 2015. Those loans with a refreshed FICO score below 620 represented 15 percent of the PCI home equity portfolio at June 30, 2015. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 63 percent of the PCI home equity portfolio and 67 percent based on the unpaid principal balance at June 30, 2015. Table 45 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 45
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	June 30 2015	December 31 2014
California	$1,502	$1,646
Florida (1)	286	313
Virginia	243	265
Arizona	174	188
Colorado	127	151
Other U.S./Non-U.S.	2,781	3,054
Total	$5,113	$5,617

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

At June 30, 2015, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.5 billion during the six months ended June 30, 2015 due to a seasonal decline in retail transaction volume. Net charge-offs decreased $99 million to $584 million and $196 million to $1.2 billion during the three and six months ended June 30, 2015 compared to the same periods in 2014 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $215 million while loans 90 days or more past due and still accruing interest decreased $124 million during the six months ended June 30, 2015 as a result of the factors mentioned above that contributed to lower net charge-offs.

Table 46 presents certain key credit statistics for the U.S. credit card portfolio.

Table 46
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2015	December 31 2014
Outstandings			$88,403	$91,879
Accruing past due 30 days or more			1,486	1,701
Accruing past due 90 days or more			742	866

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net charge-offs	$584	$683	$1,205	$1,401
Net charge-off ratios (1)	2.68%	3.11%	2.76%	3.18%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $317.9 billion and $305.9 billion at June 30, 2015 and December 31, 2014. The $12.0 billion increase was driven by account growth, lines of credit increases and a seasonal decrease in line utilization due to lower transaction volumes.

Table 47 presents certain state concentrations for the U.S. credit card portfolio.

Table 47
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2015	December 31 2014	June 30 2015	December 31 2014	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2015	2014	2015	2014
California	$13,230	$13,682	$112	$127	$89	$107	$183	$221
Florida	7,278	7,530	74	89	61	72	128	148
Texas	6,430	6,586	52	58	39	45	80	94
New York	5,450	5,655	54	59	41	44	83	90
Washington	3,818	3,908	18	22	16	18	31	38
Other U.S.	52,197	54,518	432	511	338	397	700	810
Total U.S. credit card portfolio	$88,403	$91,879	$742	$866	$584	$683	$1,205	$1,401

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $189 million during the six months ended June 30, 2015 due to a seasonal decline in retail transaction volume, partially offset by strengthening of the British Pound against the U.S. Dollar. For the three months ended June 30, 2015, net charge-offs increased $4 million to $51 million compared to the same period in 2014 due to decreased recoveries from the sale of previously charged-off loans, partially offset by improvement in delinquencies as a result of higher credit quality originations and an improved economic environment. For the six months ended June 30, 2015, net charge-offs decreased $28 million to $95 million compared to the same period in 2014 due to improvement in delinquencies as a result of higher credit quality originations and an improved economic environment.

Unused lines of credit for non-U.S. credit card totaled $28.9 billion and $28.2 billion at June 30, 2015 and December 31, 2014. The $747 million increase was driven by account growth, lines of credit increases and strengthening of the British Pound against the U.S. Dollar.

Table 48 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 48
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2015	December 31 2014
Outstandings			$10,276	$10,465
Accruing past due 30 days or more			164	183
Accruing past due 90 days or more			86	95

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net charge-offs	$51	$47	$95	$123
Net charge-off ratios (1)	2.03%	1.59%	1.91%	2.12%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At June 30, 2015, approximately 51 percent of the direct/indirect portfolio was included in GWIM (principally securities-based lending loans), 48 percent was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans, and consumer personal loans) and the remainder was primarily student loans in All Other.

Outstandings in the direct/indirect portfolio increased $4.4 billion during the six months ended June 30, 2015 as growth in the securities-based lending portfolio and a bulk auto loan purchase were partially offset by lower outstandings in the unsecured consumer lending portfolio.

For the three and six months ended June 30, 2015, net charge-offs decreased $9 million to $24 million and $33 million to $58 million, or 0.11 percent and 0.14 percent of total average direct/indirect loans, compared to 0.16 percent and 0.22 percent for the same periods in 2014. These decreases in net charge-offs were primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.

Direct/indirect loans that were past due 90 days or more and still accruing interest declined $26 million to $38 million during the six months ended June 30, 2015 due to decreases in the unsecured consumer lending, and consumer auto and specialty lending portfolios.

Table 49 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 49
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2015	December 31 2014	June 30 2015	December 31 2014	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2015	2014	2015	2014
California	$10,575	$9,770	$3	$5	$1	$3	$4	$8
Florida	8,431	7,930	5	5	4	3	8	11
Texas	8,179	7,741	3	5	4	4	8	10
New York	4,717	4,458	1	2	—	1	1	5
New Jersey	2,739	2,625	1	2	—	(1)	1	3
Other U.S./Non-U.S.	50,113	47,857	25	45	15	23	36	54
Total direct/indirect loan portfolio	$84,754	$80,381	$38	$64	$24	$33	$58	$91

Other Consumer

At June 30, 2015, approximately 58 percent of the $2.0 billion other consumer portfolio was consumer auto leases included in Consumer Banking. The remainder is primarily associated with certain consumer finance businesses that we previously exited.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option totaled $2.0 billion at June 30, 2015 and were comprised of residential mortgage loans that were previously classified as held-for-sale, residential mortgage loans held in consolidated variable interest entities (VIEs) and repurchased home equity loans. The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans continue to be measured at fair value after the reclassification. During the six months ended June 30, 2015, we recorded net gains of $8 million resulting from changes in the fair value of these loans, including gains of $11 million on loans held in consolidated VIEs that were offset by losses recorded on related long-term debt.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 50 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2015 and 2014. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. During the six months ended June 30, 2015, nonperforming consumer loans declined $1.2 billion to $9.6 billion and included the impact of sales of $913 million, partially offset by a net increase of $182 million related to the impact of the consumer relief portion of the settlement with the DoJ for those loans that are no longer fully insured. Excluding these, nonperforming loans declined as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At June 30, 2015, $4.3 billion, or 43 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $3.8 billion of nonperforming loans 180 days or more past due and $553 million of foreclosed properties. In addition, at June 30, 2015, $3.9 billion, or 41 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties decreased $77 million during the six months ended June 30, 2015 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $26 million during the six months ended June 30, 2015. Not included in foreclosed properties at June 30, 2015 was $1.3 billion of real estate that was acquired upon foreclosure of certain delinquent government-guaranteed loans (principally FHA-insured loans). We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 56.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 50.

Table 50
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Nonperforming loans and leases, beginning of period	$10,209	$15,844	$10,819	$15,840
Additions to nonperforming loans and leases:
New nonperforming loans and leases	1,424	1,825	2,893	3,852
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(289)	(325)	(542)	(793)
Sales	(542)	(1,825)	(913)	(1,825)
Returns to performing status (2)	(631)	(939)	(1,498)	(1,739)
Charge-offs	(484)	(640)	(944)	(1,223)
Transfers to foreclosed properties (3)	(112)	(157)	(240)	(329)
Transfers to loans held-for-sale	—	(323)	—	(323)
Total net reductions to nonperforming loans and leases	(634)	(2,384)	(1,244)	(2,380)
Total nonperforming loans and leases, June 30 (4)	9,575	13,460	9,575	13,460
Foreclosed properties, beginning of period	632	538	630	533
Additions to foreclosed properties:
New foreclosed properties (3)	157	247	353	433
Reductions to foreclosed properties:
Sales	(202)	(222)	(370)	(381)
Write-downs	(34)	(16)	(60)	(38)
Total net additions (reductions) to foreclosed properties	(79)	9	(77)	14
Total foreclosed properties, June 30 (5)	553	547	553	547
Nonperforming consumer loans, leases and foreclosed properties, June 30	$10,128	$14,007	$10,128	$14,007
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	2.06%	2.63%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	2.17	2.73

(1)
Balances do not include nonperforming LHFS of $8 million and $341 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $72 million and $140 million at June 30, 2015 and 2014 as well as loans accruing past due 90 days or more as presented in Table 36 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At June 30, 2015, 39 percent of nonperforming loans were 180 days or more past due.

(5)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured loans, of $1.3 billion and $1.1 billion at June 30, 2015 and 2014.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 50 are net of $44 million and $76 million of charge-offs for the three and six months ended June 30, 2015 compared to $40 million and $85 million for the same periods in 2014, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At June 30, 2015 and December 31, 2014, $599 million and $800 million of such junior-lien home equity loans were included in nonperforming loans and leases. This decline was driven by overall portfolio improvement as well as $66 million of charge-offs related to the consumer relief portion of the settlement with the DoJ.

Table 51 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 50.

Table 51
Consumer Real Estate Troubled Debt Restructurings
	June 30, 2015			December 31, 2014
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$21,500	$4,257	$17,243	$23,270	$4,529	$18,741
Home equity (3)	2,583	1,676	907	2,358	1,595	763
Total consumer real estate troubled debt restructurings	$24,083	$5,933	$18,150	$25,628	$6,124	$19,504

(1)
Residential mortgage TDRs deemed collateral dependent totaled $5.7 billion and $5.8 billion, and included $3.4 billion and $3.6 billion of loans classified as nonperforming and $2.3 billion and $2.2 billion of loans classified as performing at June 30, 2015 and December 31, 2014.

(2)	Residential mortgage performing TDRs included $10.7 billion and $11.9 billion of loans that were fully-insured at June 30, 2015 and December 31, 2014.

(3)
Home equity TDRs deemed collateral dependent totaled $1.6 billion and $1.6 billion, and included $1.4 billion and $1.4 billion of loans classified as nonperforming and $253 million and $178 million of loans classified as performing at June 30, 2015 and December 31, 2014.

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

Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 50 as substantially all of the loans remain on accrual status until either charged off or paid in full. At June 30, 2015 and December 31, 2014, our renegotiated TDR portfolio was $934 million and $1.1 billion, of which $759 million and $907 million were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 56, 61 and 66 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the six months ended June 30, 2015, credit quality among large corporate borrowers continued to improve marginally. Credit quality of commercial real estate borrowers, however, improved notably as property valuations continued to increase and vacancy rates remained low.

Outstanding commercial loans and leases increased $26.4 billion during the six months ended June 30, 2015, primarily in U.S. commercial and non-U.S. commercial. Nonperforming commercial loans and leases increased $59 million during the six months ended June 30, 2015. Nonperforming commercial loans and leases as a percentage of outstanding loans and leases, excluding loans accounted for under the fair value option, decreased slightly during the six months ended June 30, 2015 to 0.28 percent from 0.29 percent at December 31, 2014. Reservable criticized balances increased $1.7 billion to $13.3 billion during the six months ended June 30, 2015 as a result of downgrades outpacing paydowns and upgrades. The increases in nonperforming commercial loans and leases and reservable criticized balances were due in part to our oil, gas and energy exposure as the credit quality of certain borrowers was impacted by the sustained drop in oil prices. The allowance for loan and lease losses for the commercial portfolio increased $188 million to $4.6 billion at June 30, 2015 compared to December 31, 2014 driven by loan growth and an increase in reservable criticized balances. For additional information, see Allowance for Credit Losses on page 112.

Table 52 presents our commercial loans and leases portfolio, and related credit quality information at June 30, 2015 and December 31, 2014.

Table 52
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014
U.S. commercial	$235,048	$220,293	$869	$701	$66	$110
Commercial real estate (1)	52,344	47,682	126	321	—	3
Commercial lease financing	25,342	24,866	19	3	27	41
Non-U.S. commercial	87,574	80,083	80	1	—	—
	400,308	372,924	1,094	1,026	93	154
U.S. small business commercial (2)	13,248	13,293	78	87	63	67
Commercial loans excluding loans accounted for under the fair value option	413,556	386,217	1,172	1,113	156	221
Loans accounted for under the fair value option (3)	5,658	6,604	—	—	—	—
Total commercial loans and leases	$419,214	$392,821	$1,172	$1,113	$156	$221

(1)	Includes U.S. commercial real estate loans of $48.6 billion and $45.2 billion and non-U.S. commercial real estate loans of $3.7 billion and $2.5 billion at June 30, 2015 and December 31, 2014.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.3 billion and $1.9 billion and non-U.S. commercial loans of $3.4 billion and $4.7 billion at June 30, 2015 and December 31, 2014. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 53 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2015 and 2014. The increase in net charge-offs of $17 million for the six months ended June 30, 2015 compared to the same period in 2014 was primarily related to a net recovery in commercial real estate in the prior-year period.

Table 53
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
U.S. commercial	$(1)	$6	$6	$11	—%	0.01%	0.01%	0.01%
Commercial real estate	(4)	(32)	1	(69)	(0.03)	(0.27)	0.01	(0.29)
Commercial lease financing	—	(5)	5	(7)	—	(0.07)	0.04	(0.05)
Non-U.S. commercial	2	12	—	31	0.01	0.06	—	0.07
	(3)	(19)	12	(34)	—	(0.02)	0.01	(0.02)
U.S. small business commercial	51	78	113	142	1.56	2.34	1.73	2.14
Total commercial	$48	$59	$125	$108	0.05	0.06	0.06	0.06

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 54 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers' acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes.

Total commercial utilized credit exposure increased $22.8 billion during the six months ended June 30, 2015 driven by growth in loans and leases, partially offset by a decrease in LHFS. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances, in the aggregate, was 58 percent and 57 percent at June 30, 2015 and December 31, 2014.

Table 54
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Loans and leases	$419,214	$392,821	$331,235	$317,258	$750,449	$710,079
Derivative assets (4)	50,977	52,682	—	—	50,977	52,682
Standby letters of credit and financial guarantees	32,488	33,550	785	745	33,273	34,295
Debt securities and other investments	19,156	17,301	4,886	5,315	24,042	22,616
Loans held-for-sale	3,888	7,036	1,836	2,315	5,724	9,351
Commercial letters of credit	2,388	2,037	102	126	2,490	2,163
Bankers' acceptances	201	255	—	—	201	255
Foreclosed properties and other	1,158	960	—	—	1,158	960
Total	$529,470	$506,642	$338,844	$325,759	$868,314	$832,401

(1)
Total commercial utilized exposure includes loans of $5.7 billion and $6.6 billion and issued letters of credit with a notional amount of $246 million and $535 million accounted for under the fair value option at June 30, 2015 and December 31, 2014.

(2)	Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $7.9 billion and $9.4 billion at June 30, 2015 and December 31, 2014.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $39.7 billion and $47.3 billion at June 30, 2015 and December 31, 2014. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $22.6 billion and $23.8 billion which consists primarily of other marketable securities.

Table 55 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure increased $1.7 billion, or 15 percent, during the six months ended June 30, 2015 driven by downgrades related in part to our oil, gas and energy exposure outpacing paydowns and upgrades. Approximately 86 percent and 87 percent of commercial utilized reservable criticized exposure was secured at June 30, 2015 and December 31, 2014.

Table 55
Commercial Utilized Reservable Criticized Exposure
	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$9,011	3.44%	$7,597	3.07%
Commercial real estate	703	1.31	1,108	2.24
Commercial lease financing	1,063	4.20	1,034	4.16
Non-U.S. commercial	1,695	1.81	887	1.03
	12,472	2.87	10,626	2.60
U.S. small business commercial	840	6.34	944	7.10
Total commercial utilized reservable criticized exposure	$13,312	2.97	$11,570	2.74

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $12.0 billion and $10.2 billion and commercial letters of credit of $1.3 billion and $1.3 billion at June 30, 2015 and December 31, 2014.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At June 30, 2015, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $14.8 billion, or seven percent, during the six months ended June 30, 2015 due to growth across all of the commercial businesses. Nonperforming loans and leases increased $168 million, or 24 percent, during the six months ended June 30, 2015, largely related to our oil, gas and energy exposure. Net charge-offs decreased $7 million and $5 million for the three and six months ended June 30, 2015 compared to the same periods in 2014.

Commercial Real Estate

Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 22 percent of the commercial real estate loans and leases portfolio at June 30, 2015 and December 31, 2014. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $4.7 billion, or 10 percent, during the six months ended June 30, 2015 due to new originations primarily in major metropolitan markets.

For the three and six months ended June 30, 2015, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties increased $3 million and reservable criticized balances decreased $405 million, or 37 percent, during the six months ended June 30, 2015. The decrease in reservable criticized balances was primarily due to transfers to foreclosed properties of $205 million and reductions in performing loan balances. Net recoveries were $4 million and net charge-offs were $1 million for the three and six months ended June 30, 2015 compared to net recoveries of $32 million and $69 million for the same periods in 2014.

Table 56 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 56
Outstanding Commercial Real Estate Loans
(Dollars in millions)	June 30 2015	December 31 2014
By Geographic Region
California	$11,177	$10,352
Northeast	9,712	8,781
Southwest	7,281	6,570
Southeast	5,853	5,495
Midwest	3,148	2,867
Florida	2,797	2,520
Illinois	2,078	2,785
Northwest	2,069	2,151
Midsouth	1,943	1,724
Non-U.S.	3,724	2,494
Other (1)	2,562	1,943
Total outstanding commercial real estate loans	$52,344	$47,682
By Property Type
Non-residential
Office	$13,750	$13,306
Multi-family rental	8,338	8,382
Shopping centers/retail	8,088	7,969
Industrial/warehouse	5,928	4,550
Hotels/motels	4,132	3,578
Unsecured	3,089	1,194
Multi-use	2,029	1,943
Land and land development	554	490
Other	4,449	4,560
Total non-residential	50,357	45,972
Residential	1,987	1,710
Total outstanding commercial real estate loans	$52,344	$47,682

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

Tables 57 and 58 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 56, 57 and 58 includes condominiums and other residential real estate. Other property types in Tables 56, 57 and 58 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants.

Table 57
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Non-residential
Office	$147	$177	$78	$235
Multi-family rental	19	21	108	125
Shopping centers/retail	41	46	226	350
Industrial/warehouse	69	42	17	67
Hotels/motels	19	3	17	26
Unsecured	—	1	3	14
Multi-use	17	11	45	55
Land and land development	45	51	25	63
Other	9	14	149	145
Total non-residential	366	366	668	1,080
Residential	25	22	35	28
Total commercial real estate	$391	$388	$703	$1,108

(1)	Includes commercial foreclosed properties of $265 million and $67 million at June 30, 2015 and December 31, 2014.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 58
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Non-residential
Office	$—	$—	$4	$(1)	—%	—%	0.07%	(0.02)%
Multi-family rental	—	(6)	—	(11)	—	(0.30)	—	(0.26)
Shopping centers/retail	—	1	—	3	—	0.02	—	0.07
Industrial/warehouse	—	1	(2)	(2)	—	0.06	(0.07)	(0.08)
Hotels/motels	—	—	5	—	—	—	0.27	—
Unsecured	(1)	(12)	(2)	(16)	(0.12)	(2.53)	(0.26)	(1.69)
Multi-use	1	—	—	(9)	0.20	—	—	(0.94)
Land and land development	(6)	(1)	(6)	—	(4.14)	(0.21)	(2.19)	—
Other	—	—	—	(18)	—	—	—	(0.78)
Total non-residential	(6)	(17)	(1)	(54)	(0.05)	(0.15)	—	(0.23)
Residential	2	(15)	2	(15)	0.38	(3.79)	0.17	(1.89)
Total commercial real estate	$(4)	$(32)	$1	$(69)	(0.03)	(0.27)	0.01	(0.29)

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At June 30, 2015, total committed non-residential exposure was $71.3 billion compared to $67.7 billion at December 31, 2014, of which $50.4 billion and $46.0 billion were funded loans. Non-residential nonperforming loans and foreclosed properties of $366 million remained relatively unchanged at June 30, 2015 compared December 31, 2014 as a decrease in office property was offset by an increase in industrial/warehouse property. The non-residential nonperforming loans and foreclosed properties represented 0.72 percent and 0.79 percent of total non-residential loans and foreclosed properties at June 30, 2015 and December 31, 2014. Non-residential utilized reservable criticized exposure decreased $412 million, or 38 percent, to $668 million at June 30, 2015 compared to $1.1 billion at December 31, 2014, which represented 1.29 percent and 2.27 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net recoveries decreased $11 million to $6 million and $53 million to $1 million for the three and six months ended June 30, 2015 compared to the same periods in 2014.

At June 30, 2015, total committed residential exposure was $3.7 billion compared to $3.6 billion at December 31, 2014, of which $2.0 billion and $1.7 billion were funded secured loans at June 30, 2015 and December 31, 2014. Residential nonperforming loans and foreclosed properties increased $3 million, or 14 percent, and residential utilized reservable criticized exposure increased $7 million, or 25 percent, during the six months ended June 30, 2015. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 1.24 percent and 1.70 percent at June 30, 2015 compared to 1.28 percent and 1.51 percent at December 31, 2014.

At June 30, 2015 and December 31, 2014, the commercial real estate loan portfolio included $7.1 billion and $6.7 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $108 million and $164 million, and nonperforming construction and land development loans and foreclosed properties totaled $52 million and $80 million at June 30, 2015 and December 31, 2014. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At June 30, 2015, 76 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 24 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $7.5 billion during the six months ended June 30, 2015 primarily due to growth in securitization finance on consumer loans and increased corporate demand. Net charge-offs were insignificant for the three and six months ended June 30, 2015 compared to $12 million and $31 million for the same periods in 2014. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 110.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 45 percent and 43 percent of the U.S. small business commercial portfolio at June 30, 2015 and December 31, 2014. Net charge-offs were $51 million and $113 million for the three and six months ended June 30, 2015 compared to $78 million and $142 million for the same periods in 2014, with the decrease driven by an improvement in small business card loan delinquencies, a reduction in higher risk vintages, as well as increased recoveries from the sale of previously charged-off loans in the small business loan portfolio. Of the U.S. small business commercial net charge-offs, 93 percent and 84 percent were credit card-related products for the three and six months ended June 30, 2015 compared to 68 percent and 74 percent for the same periods in 2014.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is held primarily in Global Markets and Global Banking. Outstanding commercial loans accounted for under the fair value option decreased $946 million to an aggregate fair value of $5.7 billion at June 30, 2015 compared to December 31, 2014 primarily due to decreased corporate borrowings under bank credit facilities. We recorded net gains of $22 million and net losses of $75 million during the three and six months ended June 30, 2015 compared to net gains of $18 million and $35 million for the same periods in 2014 from changes in the fair value of this loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $392 million and $405 million at June 30, 2015 and December 31, 2014, which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $8.1 billion and $9.9 billion at June 30, 2015 and December 31, 2014. We recorded net losses of $63 million and net gains of $55 million during the three and six months ended June 30, 2015 compared to net gains of $5 million and $14 million for the same periods in 2014 from changes in the fair value of commitments and letters of credit. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 59 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2015 and 2014. Nonperforming loans do not include loans accounted for under the fair value option. During the three and six months ended June 30, 2015, nonperforming commercial loans and leases increased $176 million and $59 million to $1.2 billion driven by new nonperforming loans largely related to our oil, gas and energy exposure outpacing paydowns, transfers to foreclosed properties, charge-offs and sales. Transfers to foreclosed properties of $7 million and $212 million were largely related to one client relationship. Approximately 97 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 62 percent were contractually current. Commercial nonperforming loans were carried at approximately 82 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 59
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Nonperforming loans and leases, beginning of period	$996	$1,265	$1,113	$1,309
Additions to nonperforming loans and leases:
New nonperforming loans and leases	419	275	706	537
Advances	15	1	17	9
Reductions to nonperforming loans and leases:
Paydowns	(103)	(183)	(213)	(354)
Sales	(65)	(29)	(81)	(56)
Returns to performing status (3)	(27)	(41)	(51)	(104)
Charge-offs	(56)	(71)	(107)	(121)
Transfers to foreclosed properties (4)	(7)	(1)	(212)	(4)
Total net additions (reductions) to nonperforming loans and leases	176	(49)	59	(93)
Total nonperforming loans and leases, June 30	1,172	1,216	1,172	1,216
Foreclosed properties, beginning of period	264	85	67	90
Additions to foreclosed properties:
New foreclosed properties (4)	7	1	207	3
Reductions to foreclosed properties:
Sales	(5)	(8)	(7)	(13)
Write-downs	(1)	(1)	(2)	(3)
Total net additions (reductions) to foreclosed properties	1	(8)	198	(13)
Total foreclosed properties, June 30	265	77	265	77
Nonperforming commercial loans, leases and foreclosed properties, June 30	$1,437	$1,293	$1,437	$1,293
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.28%	0.31%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.35	0.33

(1)	Balances do not include nonperforming LHFS of $298 million and $256 million at June 30, 2015 and 2014.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 60 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 60
Commercial Troubled Debt Restructurings
	June 30, 2015			December 31, 2014
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,403	$485	$918	$1,096	$308	$788
Commercial real estate	218	34	184	456	234	222
Non-U.S. commercial	109	13	96	43	—	43
U.S. small business commercial	25	—	25	35	—	35
Total commercial troubled debt restructurings	$1,755	$532	$1,223	$1,630	$542	$1,088

Industry Concentrations

Table 61 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure increased $35.9 billion, or four percent, during the six months ended June 30, 2015 to $868.3 billion. Increases in commercial committed exposure were concentrated in diversified financials, media, retailing and real estate, partially offset by lower exposure to healthcare equipment and services.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The Management Risk Committee (MRC) oversees industry limit governance.

Diversified financials, our largest industry concentration with committed exposure of $114.4 billion, increased $10.9 billion, or 11 percent, during the six months ended June 30, 2015. The increase was driven by growth in loan and loan equivalent exposure to asset managers and capital markets.

Real estate, our second largest industry concentration with committed exposure of $79.0 billion, increased $2.8 billion, or four percent, during the six months ended June 30, 2015. The increase was primarily due to new originations and renewals outpacing paydowns and sales. Real estate construction and land development exposure represented 13 percent of the total real estate industry committed exposure at both June 30, 2015 and December 31, 2014. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 101.

During the six months ended June 30, 2015 committed exposure to the media industry increased $5.7 billion, or 26 percent, primarily driven by a bridge commitment for an acquisition. Retailing committed exposure increased $5.1 billion, or nine percent, primarily reflecting bridge commitments for acquisitions. Healthcare equipment and services committed exposure decreased $1.9 billion, or four percent, primarily due to repayment of bridge financing for acquisitions.

Our committed state and municipal exposure of $40.3 billion at June 30, 2015 consisted of $33.5 billion of commercial utilized exposure (including $19.2 billion of funded loans, $6.4 billion of SBLCs and $2.1 billion of derivative assets) and $6.8 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 61. With the U.S. economy gradually strengthening, most state and local governments are experiencing improved fiscal circumstances and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 61
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Diversified financials	$68,976	$63,306	$114,441	$103,528
Real estate (2)	58,006	53,834	78,965	76,153
Retailing	36,731	33,683	63,136	58,043
Capital goods	30,566	29,028	55,057	54,653
Government and public education	43,055	42,095	50,582	49,937
Healthcare equipment and services	33,232	32,923	50,548	52,450
Banking	42,764	42,330	48,942	48,353
Energy	22,473	23,830	47,341	47,667
Materials	24,382	23,664	46,661	45,821
Food, beverage and tobacco	17,796	16,131	35,664	34,465
Consumer services	21,635	21,657	34,310	33,269
Commercial services and supplies	19,132	17,997	31,892	30,451
Media	12,181	11,128	27,153	21,502
Transportation	18,391	17,538	26,006	24,541
Utilities	11,161	9,399	25,601	25,235
Individuals and trusts	17,614	16,749	22,375	21,195
Software and services	5,607	5,927	14,451	14,071
Technology hardware and equipment	6,187	5,489	13,792	12,350
Pharmaceuticals and biotechnology	6,049	5,707	13,054	13,493
Consumer durables and apparel	6,110	6,111	10,633	10,613
Automobiles and components	4,799	4,114	10,185	9,683
Insurance, including monolines	4,404	5,204	10,154	11,252
Telecommunication services	3,934	3,814	9,990	9,295
Food and staples retailing	3,831	3,848	7,286	7,418
Religious and social organizations	4,700	4,881	6,257	6,548
Other	5,754	6,255	13,838	10,415
Total commercial credit exposure by industry	$529,470	$506,642	$868,314	$832,401
Net credit default protection purchased on total commitments (3)			$(5,584)	$(7,302)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 108.

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At June 30, 2015 and December 31, 2014, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $5.6 billion and $7.3 billion. We recorded net losses of $42 million and $113 million for the three and six months ended June 30, 2015 compared to net losses of $72 million and $102 million for the same periods in 2014 on these positions. The losses on these instruments were offset by gains on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 69. For additional information, see Trading Risk Management on page 117.

Tables 62 and 63 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2015 and December 31, 2014.

Table 62
Net Credit Default Protection by Maturity
	June 30 2015	December 31 2014
Less than or equal to one year	35%	43%
Greater than one year and less than or equal to five years	63	55
Greater than five years	2	2
Total net credit default protection	100%	100%

Table 63
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	June 30, 2015		December 31, 2014
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AA	$—	—%	$(30)	0.4%
A	(622)	11.1	(660)	9.0
BBB	(2,196)	39.3	(4,401)	60.3
BB	(1,908)	34.2	(1,527)	20.9
B	(762)	13.6	(610)	8.4
CCC and below	(70)	1.3	(42)	0.6
NR (4)	(26)	0.5	(32)	0.4
Total net credit default protection	$(5,584)	100.0%	$(7,302)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

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

Table 64 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with the counterparty. For more information on our written credit derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 64 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 2 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 64
Credit Derivatives
	June 30, 2015		December 31, 2014
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,007,559	$3,755	$1,094,796	$3,833
Total return swaps/other	60,330	362	44,333	510
Total purchased credit derivatives	$1,067,889	$4,117	$1,139,129	$4,343
Written credit derivatives:
Credit default swaps	$991,809	n/a	$1,073,101	n/a
Total return swaps/other	63,892	n/a	61,031	n/a
Total written credit derivatives	$1,055,701	n/a	$1,134,132	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 65. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.

Table 65
Credit Valuation Gains and Losses
Gains (Losses)	Three Months Ended June 30						Six Months Ended June 30
	2015			2014			2015			2014
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$215	$(232)	$(17)	$266	$(105)	$161	$223	$(116)	$107	$318	$(117)	$201

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

Table 66 presents our 20 largest non-U.S. country exposures at June 30, 2015. These exposures accounted for 88 percent of our total non-U.S. exposure at both June 30, 2015 and December 31, 2014. Net country exposure for these 20 countries increased $9.3 billion from December 31, 2014 primarily driven by increases in the United Kingdom, Germany, France and South Korea, partially offset by reductions in Japan, China, Mexico and Russia. On a product basis, the increase was driven by higher funded loans and loan equivalents in the United Kingdom, Hong Kong, India and Switzerland, higher derivatives exposure in the United Kingdom, Germany, South Korea and Japan, and reductions in hedges in France, Italy, United Kingdom, Russia and Spain. These increases were partially offset by reductions in unfunded commitments in Germany, Switzerland, Spain, Brazil and France.

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

Table 66
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2015	Hedges and Credit Default Protection	Net Country Exposure at June 30 2015	Increase (Decrease) from December 31 2014
United Kingdom	$26,804	$12,270	$7,914	$5,527	$52,515	$(2,846)	$49,669	$4,122
Canada	6,385	6,948	2,060	4,355	19,748	(1,922)	17,826	(714)
Germany	5,534	4,401	4,199	5,047	19,181	(3,299)	15,882	3,323
Brazil	10,801	315	452	4,252	15,820	(340)	15,480	496
Japan	9,491	500	3,992	2,845	16,828	(1,762)	15,066	(1,668)
France	2,428	4,709	1,500	6,302	14,939	(2,877)	12,062	1,624
China	9,799	385	691	1,251	12,126	(841)	11,285	(1,007)
India	6,779	324	181	3,533	10,817	(263)	10,554	(32)
Hong Kong	7,896	340	1,022	591	9,849	(35)	9,814	1,206
Netherlands	3,143	3,373	957	1,644	9,117	(893)	8,224	89
South Korea	4,036	963	1,138	2,548	8,685	(696)	7,989	1,540
Australia	3,320	2,027	680	1,819	7,846	(532)	7,314	(359)
Switzerland	3,567	3,127	688	733	8,115	(1,023)	7,092	561
Italy	2,988	1,475	1,618	929	7,010	(1,522)	5,488	89
Singapore	2,417	240	675	1,126	4,458	(64)	4,394	390
Spain	2,300	529	269	1,105	4,203	(499)	3,704	88
Mexico	2,904	917	222	41	4,084	(611)	3,473	(798)
Turkey	2,998	173	26	50	3,247	(192)	3,055	567
Russia	3,310	51	245	19	3,625	(741)	2,884	(725)
United Arab Emirates	1,733	258	976	35	3,002	(125)	2,877	470
Total top 20 non-U.S. countries exposure	$118,633	$43,325	$29,505	$43,752	$235,215	$(21,083)	$214,132	$9,262

Our net exposure to Greece at June 30, 2015 was $276 million, primarily in the form of sovereign derivatives. Implementation risks surrounding the release of new bailout funds to Greece, conditional on reforms, remain high and the additional austerity also required will have a negative impact on the Greek economy in the short term. We are closely monitoring the financial crisis in Greece through established routines and crisis control processes, and do not currently anticipate a material adverse impact to our portfolio or widespread contagion from a potential Greek default or eurozone exit.

Russian intervention in Ukraine initiated in 2014 significantly increased regional geopolitical tensions. The Russian economy continues to slow due to the negative impacts of weak oil prices, ongoing economic sanctions and high interest rates resulting from Russian central bank actions taken to counter ruble depreciation. At June 30, 2015, our net exposure to Russia remained relatively unchanged from March 31, 2015 at $2.9 billion, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine was minimal. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. Geopolitical and economic conditions remain fluid with potential for further escalation of tensions, increased severity of sanctions against Russian interests, sustained low oil prices and rating agency downgrades.

Certain European countries, including Italy, Spain, Ireland and Portugal, have experienced varying degrees of financial stress in recent years. While market conditions have improved in Europe, policymakers continue to address fundamental challenges of competitiveness, growth, deflation and high unemployment. A return of political stress or financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Our net exposure at June 30, 2015 to Italy and Spain was $5.5 billion and $3.7 billion as presented in Table 66. Net exposure at June 30, 2015 to Ireland and Portugal was $928 million and $142 million, respectively. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Provision for Credit Losses

The provision for credit losses increased $369 million to $780 million, and increased $125 million to $1.5 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014. The provision for credit losses was $288 million and $717 million lower than net charge-offs for the three and six months ended June 30, 2015, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $662 million and $1.0 billion in the allowance for credit losses for the three and six months ended June 30, 2014. We expect net charge-offs and the provision for credit losses to more closely align throughout the remainder of 2015.

The provision for credit losses for the consumer portfolio increased $396 million to $553 million, and increased $365 million to $1.2 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014. The consumer provision for credit losses increased as we continue to release reserves but at a slower pace than in the prior-year periods and also due to a lower level of recoveries on nonperforming loan sales. In addition, we recorded provision expense of $78 million and $28 million related to the PCI loan portfolio for the three and six months ended June 30, 2015 compared to a benefit of $106 million for both of the same periods in 2014.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $27 million to $227 million, and decreased $240 million to $373 million for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily in the U.S. commercial portfolio.

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

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of June 30, 2015, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios compared to December 31, 2014.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of June 30, 2015, the allowance increased for all major commercial portfolios compared to December 31, 2014.

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

During the three and six months ended June 30, 2015, the factors that impacted the allowance for loan and lease losses included overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and labor markets are modest growth in consumer spending, improvements in unemployment levels and a decrease in the absolute level and our share of national consumer bankruptcy filings. In addition to these improvements, returns to performing status, charge-offs, sales, paydowns and transfers to foreclosed properties continued to outpace new nonaccrual loans. Also impacting the allowance for loan and lease losses was growth in loan balances across the commercial portfolio.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 68, was $8.4 billion at June 30, 2015, a decrease of $1.5 billion from December 31, 2014. The decrease was primarily in the residential mortgage and home equity portfolios due to improved delinquencies, a decrease in consumer loan balances, as well as the utilization of reserves built as a part of the settlement with the DoJ. Further, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio.

The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking was primarily due to improvement in delinquencies and more generally in unemployment levels. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.5 billion at June 30, 2015 from $1.7 billion (to 1.68 percent from 1.85 percent of outstanding U.S. credit card loans) at December 31, 2014, and accruing loans 90 days or more past due decreased to $742 million at June 30, 2015 from $866 million (to 0.84 percent from 0.94 percent of outstanding U.S. credit card loans) at December 31, 2014. See Tables 36, 37, 46 and 48 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 68, was $4.6 billion at June 30, 2015, an increase of $188 million from December 31, 2014. Commercial utilized reservable criticized exposure increased to $13.3 billion at June 30, 2015 from $11.6 billion (to 2.97 percent from 2.74 percent of total commercial utilized reservable exposure) at December 31, 2014. Nonperforming commercial loans increased to $1.2 billion at June 30, 2015 from $1.1 billion (to 0.28 percent from 0.29 percent of outstanding commercial loans) at December 31, 2014. Commercial loans and leases outstanding increased to $419.2 billion at June 30, 2015 from $392.8 billion at December 31, 2014. See Tables 52, 53 and 55 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.49 percent at June 30, 2015 compared to 1.65 percent at December 31, 2014. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions, write-offs in the PCI loan portfolio and utilization of reserves related to the settlement with the DoJ. The June 30, 2015 and December 31, 2014 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.39 percent at June 30, 2015 compared to 1.50 percent at December 31, 2014.

Table 67 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and six months ended June 30, 2015 and 2014.

Table 67
Allowance for Credit Losses
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Allowance for loan and lease losses, beginning of period	$13,676	$16,618	$14,419	$17,428
Loans and leases charged off
Residential mortgage	(270)	(293)	(570)	(495)
Home equity	(263)	(339)	(515)	(733)
U.S. credit card	(691)	(792)	(1,420)	(1,618)
Non-U.S. credit card	(73)	(96)	(143)	(194)
Direct/Indirect consumer	(92)	(106)	(198)	(241)
Other consumer	(40)	(57)	(99)	(126)
Total consumer charge-offs	(1,429)	(1,683)	(2,945)	(3,407)
U.S. commercial (1)	(113)	(145)	(222)	(261)
Commercial real estate	(5)	(3)	(18)	(10)
Commercial lease financing	(3)	(1)	(10)	(2)
Non-U.S. commercial	(3)	(12)	(3)	(32)
Total commercial charge-offs	(124)	(161)	(253)	(305)
Total loans and leases charged off	(1,553)	(1,844)	(3,198)	(3,712)
Recoveries of loans and leases previously charged off
Residential mortgage	93	328	196	403
Home equity	112	100	192	192
U.S. credit card	107	109	215	217
Non-U.S. credit card	22	49	48	71
Direct/Indirect consumer	68	73	140	150
Other consumer	7	10	17	21
Total consumer recoveries	409	669	808	1,054
U.S. commercial (2)	63	61	103	108
Commercial real estate	9	35	17	79
Commercial lease financing	3	6	5	9
Non-U.S. commercial	1	—	3	1
Total commercial recoveries	76	102	128	197
Total recoveries of loans and leases previously charged off	485	771	936	1,251
Net charge-offs	(1,068)	(1,073)	(2,262)	(2,461)
Write-offs of PCI loans	(290)	(160)	(578)	(551)
Provision for loan and lease losses	729	417	1,485	1,401
Other (3)	21	9	4	(6)
Allowance for loan and lease losses, June 30	13,068	15,811	13,068	15,811
Reserve for unfunded lending commitments, beginning of period	537	509	528	484
Provision for unfunded lending commitments	51	(6)	60	19
Reserve for unfunded lending commitments, June 30	588	503	588	503
Allowance for credit losses, June 30	$13,656	$16,314	$13,656	$16,314

(1)
Includes U.S. small business commercial charge-offs of $72 million and $150 million for the three and six months ended June 30, 2015 compared to $94 million and $173 million for the same periods in 2014.

(2)	Includes U.S. small business commercial recoveries of $21 million and $37 million for the three and six months ended June 30, 2015 compared to $16 million and $31 million for the same periods in 2014.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

Table 67
Allowance for Credit Losses (continued)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Loan and allowance ratios:
Loans and leases outstanding at June 30 (4)	$878,820	$900,998	$878,820	$900,998
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (4)	1.49%	1.75%	1.49%	1.75%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (5)	1.81	2.21	1.81	2.21
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (6)	1.12	1.15	1.12	1.15
Average loans and leases outstanding (4)	$873,677	$901,359	$868,633	$905,292
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 7)	0.49%	0.48%	0.53%	0.55%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.62	0.55	0.66	0.67
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (4, 8)	122	108	122	108
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs (7)	3.05	3.67	2.86	3.19
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs and PCI write-offs	2.40	3.20	2.28	2.60
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (9)	$5,050	$6,488	$5,050	$6,488
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4, 9)	75%	64%	75%	64%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (4)	1.39%	1.59%	1.39%	1.59%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (5)	1.64	1.94	1.64	1.94
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.50	0.49	0.54	0.56
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (4, 8)	111	95	111	95
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	2.79	3.25	2.62	2.82

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.6 billion and $10.9 billion at June 30, 2015 and 2014. Average loans accounted for under the fair value option were $7.7 billion and $8.3 billion for the three and six months ended June 30, 2015 compared to $11.2 billion and $10.7 billion for the same periods in 2014.

(5)	Excludes consumer loans accounted for under the fair value option of $2.0 billion and $2.2 billion at June 30, 2015 and 2014.

(6)	Excludes commercial loans accounted for under the fair value option of $5.7 billion and $8.7 billion at June 30, 2015 and 2014.

(7)
Net charge-offs exclude $290 million and $578 million of write-offs in the PCI loan portfolio for the three and six months ended June 30, 2015 compared to $160 million and $551 million for the same periods in 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 90.

(8)	For more information on our definition of nonperforming loans, see pages 95 and 105.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(10)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 68 presents our allocation by product type.

Table 68
Allocation of the Allowance for Credit Losses by Product Type
	June 30, 2015			December 31, 2014
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$1,997	15.28%	1.00%	$2,900	20.11%	1.34%
Home equity	2,744	21.00	3.39	3,035	21.05	3.54
U.S. credit card	3,060	23.42	3.46	3,320	23.03	3.61
Non-U.S. credit card	339	2.59	3.30	369	2.56	3.53
Direct/Indirect consumer	254	1.94	0.30	299	2.07	0.37
Other consumer	49	0.37	2.45	59	0.41	3.15
Total consumer	8,443	64.60	1.81	9,982	69.23	2.05
U.S. commercial (2)	2,694	20.62	1.08	2,619	18.16	1.12
Commercial real estate	1,041	7.97	1.99	1,016	7.05	2.13
Commercial lease financing	157	1.20	0.62	153	1.06	0.62
Non-U.S. commercial	733	5.61	0.84	649	4.50	0.81
Total commercial (3)	4,625	35.40	1.12	4,437	30.77	1.15
Allowance for loan and lease losses (4)	13,068	100.00%	1.49	14,419	100.00%	1.65
Reserve for unfunded lending commitments	588			528
Allowance for credit losses	$13,656			$14,947

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.8 billion and $1.9 billion at June 30, 2015 and December 31, 2014 and home equity loans of $208 million and $196 million at June 30, 2015 and December 31, 2014. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.3 billion and $1.9 billion and non-U.S. commercial loans of $3.4 billion and $4.7 billion at June 30, 2015 and December 31, 2014.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $525 million and $536 million at June 30, 2015 and December 31, 2014.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $156 million and $159 million at June 30, 2015 and December 31, 2014.

(4)	Includes $1.1 billion and $1.7 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at June 30, 2015 and December 31, 2014.

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

The reserve for unfunded lending commitments was $588 million at June 30, 2015, an increase of $60 million from December 31, 2014 driven by increased unfunded balances.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 122.

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

VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A relatively minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our ICAAP.

Global Markets Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate management committees.

Trading limits on quantitative risk measures, including VaR, are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure they remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to ensure extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually and the MRC has given authority to the GM subcommittee to approve changes to trading limits throughout the year. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation's Risk Appetite Statement. These risk appetite limits are reported on a daily basis and are approved at least annually by the ERC and the Board.

In periods of market stress, the GM subcommittee members communicate daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk.

Table 69 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. In addition, Table 69 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation's total market-based portfolio VaR. Additionally, market risk VaR for trading activities as presented in Table 69 differs from VaR used for regulatory capital calculations due to the holding period used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.

The total market-based portfolio VaR results in Table 69 include market risk from all business segments to which the Corporation is exposed, excluding CVA and DVA. The majority of this portfolio is within the Global Markets segment.

Table 69 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, as well as average daily trading VaR for the six months ended June 30, 2015 and 2014, using a 99 percent confidence level.

Table 69
Market Risk VaR for Trading Activities
													Six Months
	Three Months Ended												Ended
	June 30, 2015				March 31, 2015				June 30, 2014				June 30
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2015 Average	2014 Average
Foreign exchange	$11	$8	$23	$6	$10	$10	$17	$6	$15	$17	$23	$10	$9	$17
Interest rate	19	26	38	16	32	30	42	22	41	38	60	22	28	37
Credit	31	36	42	31	44	41	46	37	56	52	62	45	39	57
Equity	13	13	18	9	10	13	22	9	14	16	23	12	13	16
Commodity	4	6	8	4	6	6	8	5	7	7	10	6	6	7
Portfolio diversification	(32)	(45)	—	—	(40)	(46)	—	—	(95)	(84)	—	—	(46)	(80)
Total covered positions trading portfolio	46	44	65	35	62	54	66	40	38	46	61	37	49	54
Impact from less liquid exposures	9	11	—	—	9	8	—	—	8	5	—	—	10	7
Total market-based trading portfolio	55	55	74	47	71	62	74	52	46	51	65	42	59	61
Fair value option loans	19	21	28	17	28	31	36	26	37	31	37	27	26	31
Fair value option hedges	10	9	14	8	14	17	22	11	17	14	17	12	13	14
Fair value option portfolio diversification	(17)	(18)	—	—	(27)	(31)	—	—	(28)	(24)	—	—	(25)	(23)
Total fair value option portfolio	12	12	16	10	15	17	19	15	26	21	26	19	14	22
Portfolio diversification	(5)	(6)	—	—	(8)	(8)	—	—	(20)	(13)	—	—	(7)	(11)
Total market-based portfolio	$62	$61	$80	$52	$78	$71	$85	$60	$52	$59	$78	$50	$66	$72

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR decreased for the three months ended June 30, 2015 compared to the three months ended March 31, 2015 primarily due to reduced exposure to the credit and interest rate markets.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data in Table 69.

Additional VaR statistics produced within the Corporation's single VaR model are provided in Table 70 at the same level of detail as in Table 69. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 70 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014.

Table 70
Average Market Risk VaR for Trading Activities – 99 Percent and 95 Percent VaR Statistics
	Three Months Ended
	June 30, 2015		March 31, 2015		June 30, 2014
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$8	$5	$10	$6	$17	$10
Interest rate	26	15	30	20	38	22
Credit	36	20	41	22	52	26
Equity	13	7	13	7	16	9
Commodity	6	3	6	4	7	4
Portfolio diversification	(45)	(31)	(46)	(31)	(84)	(46)
Total covered positions trading portfolio	44	19	54	28	46	25
Impact from less liquid exposures	11	4	8	2	5	2
Total market-based trading portfolio	55	23	62	30	51	27
Fair value option loans	21	12	31	18	31	14
Fair value option hedges	9	6	17	11	14	9
Fair value option portfolio diversification	(18)	(11)	(31)	(19)	(24)	(14)
Total fair value option portfolio	12	7	17	10	21	9
Portfolio diversification	(6)	(5)	(8)	(7)	(13)	(6)
Total market-based portfolio	$61	$25	$71	$33	$59	$30

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

During the three and six months ended June 30, 2015, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period.

Total Trading-related Revenue

Total trading-related revenue, excluding brokerage fees, and CVA and DVA related revenue, represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenues by business are monitored and the primary drivers of these are reviewed. When it is deemed material, an explanation of these revenues is provided to the GM subcommittee.

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2015 compared to the three months ended March 31, 2015. During the three months ended June 30, 2015, positive trading-related revenue was recorded for 98 percent of the trading days, of which 78 percent were daily trading gains of over $25 million and the largest loss was $4 million. This compares to the three months ended March 31, 2015, where positive trading-related revenue was recorded for 97 percent of the trading days, of which 86 percent were daily trading gains of over $25 million and the largest loss was $3 million.

Trading Portfolio Stress Testing

Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in value of our trading portfolio that may result from abnormal market movements.

A set of scenarios, categorized as either historical or hypothetical, are computed daily for the overall trading portfolio and individual businesses. These scenarios include shocks to underlying market risk factors that may be well beyond the shocks found in the historical data used to calculate VaR. Historical scenarios simulate the impact of the market moves that occurred during a period of extended historical market stress. Generally, a multi-week period representing the most severe point during a crisis is selected for each historical scenario. Hypothetical scenarios provide simulations of the estimated portfolio impact from potential future market stress events. Scenarios are reviewed and updated in response to changing positions and new economic or political information. In addition, new or ad hoc scenarios are developed to address specific potential market events or particular vulnerabilities in the portfolio. The stress tests are reviewed on a regular basis and the results are presented to senior management.

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 57.

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

Table 71 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2015 and December 31, 2014.

Table 71
Forward Rates
	June 30, 2015			December 31, 2014
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.28%	2.46%	0.25%	0.26%	2.28%
12-month forward rates	0.75	0.91	2.73	0.75	0.91	2.55

Table 72 shows the pretax dollar impact to forecasted net interest income over the next 12 months from June 30, 2015 and December 31, 2014, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For more information on net interest income excluding the impact of trading-related activities, see page 21.

For the three months ended June 30, 2015, the asset sensitivity to long-end rates on our balance sheet decreased due to higher interest rates. The asset sensitivity of our balance sheet has remained relatively stable for the six months ended June 30, 2015. We continue to be asset sensitive to a parallel move in interest rates with the majority of that benefit coming from the short end of the yield curve. Additionally, rising interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near term adverse impact to accumulated OCI and Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the phase-in provisions of Basel 3, see Capital Management – Regulatory Capital on page 59.

Table 72
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	June 30 2015	December 31 2014
Parallel shifts
+100 bps instantaneous shift	+100	+100	$3,854	$3,685
-50 bps instantaneous shift	-50	-50	(3,153)	(3,043)
Flatteners
Short-end instantaneous change	+100	—	2,410	1,966
Long-end instantaneous change	—	-50	(1,559)	(1,772)
Steepeners
Short-end instantaneous change	-50	—	(1,549)	(1,261)
Long-end instantaneous change	—	+100	1,496	1,782

The sensitivity analysis in Table 72 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 72 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the Corporation's benefit in those scenarios.

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and U.S. Treasury securities. As part of the ALM positioning, we use derivatives to hedge interest rate and duration risk. At June 30, 2015 and December 31, 2014, our debt securities portfolio had a carrying value of $392.4 billion and $380.5 billion.

During the three months ended June 30, 2015 and 2014, we purchased debt securities of $42.1 billion and $48.6 billion, sold $10.7 billion and $19.5 billion, and had maturities and received paydowns of $24.8 billion and $20.6 billion, respectively. During the three months ended June 30, 2015, we also exchanged $5.0 billion of loans supported by long-term standby agreements with FNMA and FHLMC into debt securities guaranteed by FNMA and FHLMC. We realized $168 million and $382 million in net gains on sales of AFS debt securities during the three months ended June 30, 2015 and 2014. During the six months ended June 30, 2015 and 2014, we purchased debt securities of $89.1 billion and $105.7 billion, sold $40.4 billion and $42.3 billion, and had maturities and received paydowns of $44.2 billion and $39.8 billion, respectively. During the six months ended June 30, 2015, we also exchanged $10.2 billion of loans supported by long-term standby agreements with FNMA and FHLMC into debt securities guaranteed by FNMA and FHLMC. We realized $436 million and $759 million in net gains on sales of AFS debt securities during the six months ended June 30, 2015 and 2014.

At June 30, 2015, accumulated OCI included after-tax net unrealized gains of $94 million on AFS debt securities and after-tax net unrealized gains of $65 million on AFS marketable equity securities compared to after-tax net unrealized gains of $355 million and after-tax net unrealized losses of $22 million at June 30, 2014. For more information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pretax net amounts in accumulated OCI related to AFS debt securities decreased $4.1 billion and $2.0 billion during the three and six months ended June 30, 2015 to a $149 million net unrealized gain primarily due to the impact of interest rates. For more information on our securities portfolio, see Note 3 – Securities to the Consolidated Financial Statements.

Residential Mortgage Portfolio

At June 30, 2015 and December 31, 2014, our residential mortgage portfolio was $198.8 billion and $216.2 billion excluding $1.8 billion and $1.9 billion of consumer residential mortgage loans accounted for under the fair value option at each period end. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 94. The $17.4 billion decrease in the six months ended June 30, 2015 was primarily due to loan sales of $13.6 billion, including $10.2 billion of loans with standby insurance agreements, $1.8 billion of nonperforming and other delinquent loans, $1.5 billion of consolidated agency residential mortgage securitization vehicles, and runoff outpacing the retention of new originations. These declines were partially offset by repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015, Consumer Banking and GWIM originated $9.6 billion of first-lien mortgages that we retained compared to $6.0 billion in the same period in 2014. We received paydowns of $10.8 billion compared to $8.8 billion in the same period in 2014. We repurchased $741 million of loans pursuant to our servicing agreements with GNMA and redelivered $732 million, primarily FHA-insured loans, compared to repurchases of $1.0 billion and redeliveries of $1.0 billion in the same period in 2014. Sales of loans, excluding redelivered FHA-insured loans, were $7.3 billion compared to $2.4 billion in the same period in 2014. Gains recognized on the sales of residential mortgages were $284 million compared to $170 million in the same period in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

During the six months ended June 30, 2015, Consumer Banking and GWIM originated $17.7 billion of first-lien mortgages that we retained compared to $10.6 billion in the same period in 2014. We received paydowns of $20.8 billion compared to $17.8 billion in the same period in 2014. We repurchased $1.8 billion of loans pursuant to our servicing agreements with GNMA and redelivered $1.3 billion, primarily FHA-insured loans, compared to repurchases of $2.3 billion and redeliveries of $2.4 billion in the same period in 2014. Sales of loans, excluding redelivered FHA-insured loans, were $13.6 billion compared to $3.1 million in the same period in 2014. Gains recognized on the sales of residential mortgages were $517 million compared to $182 million in the same period in 2014.

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

Changes to the composition of our derivatives portfolio during the six months ended June 30, 2015 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 73 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at June 30, 2015 and December 31, 2014. These amounts do not include derivative hedges on our MSRs.

Table 73
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			June 30, 2015
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$5,993								4.87
Notional amount		$114,937	$7,385	$15,339	$21,453	$20,599	$9,783	$40,378
Weighted-average fixed-rate		3.19%	2.87%	3.12%	3.64%	3.32%	2.37%	3.16%
Pay-fixed interest rate swaps (1, 2)	(73)								4.13
Notional amount		$7,379	$—	$1,025	$1,527	$2,908	$350	$1,569
Weighted-average fixed-rate		1.86%	—%	1.65%	1.84%	1.62%	1.75%	2.48%
Same-currency basis swaps (3)	(75)
Notional amount		$84,081	$8,702	$15,691	$20,884	$11,026	$6,794	$20,984
Foreign exchange basis swaps (2, 4, 5)	(3,474)
Notional amount		154,267	11,062	25,024	27,965	18,663	12,389	59,164
Option products (6)	—
Notional amount (7)		15	—	—	—	—	—	15
Foreign exchange contracts (2, 5, 8)	1,451
Notional amount (7)		(25,195)	(32,450)	(2,477)	5,485	(2,413)	2,208	4,452
Futures and forward rate contracts	194
Notional amount (7)		(14,267)	(14,267)	—	—	—	—	—
Net ALM contracts	$4,016

			December 31, 2014
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$7,626								4.34
Notional amount		$113,766	$11,785	$15,339	$21,453	$15,299	$10,233	$39,657
Weighted-average fixed-rate		2.98%	3.56%	3.12%	3.64%	4.07%	0.49%	2.63%
Pay-fixed interest rate swaps (1, 2)	(829)								8.05
Notional amount		$14,668	$520	$1,025	$1,527	$2,908	$425	$8,263
Weighted-average fixed-rate		2.27%	2.30%	1.65%	1.84%	1.62%	0.09%	2.77%
Same-currency basis swaps (3)	(74)
Notional amount		$94,413	$18,881	$15,691	$21,068	$11,026	$6,787	$20,960
Foreign exchange basis swaps (2, 4, 5)	(2,352)
Notional amount		161,196	27,629	26,118	27,026	14,255	12,359	53,809
Option products (6)	11
Notional amount (7)		980	964	—	—	—	—	16
Foreign exchange contracts (2, 5, 8)	3,700
Notional amount (7)		(22,572)	(29,931)	(2,036)	6,134	(2,335)	2,359	3,237
Futures and forward rate contracts	(129)
Notional amount (7)		(14,949)	(14,949)	—	—	—	—	—
Net ALM contracts	$7,953

(1)
There were no forward starting receive-fixed interest rate swap positions at both June 30, 2015 and December 31, 2014. There were no forward starting pay-fixed swap positions at both June 30, 2015 and December 31, 2014.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(3)
At June 30, 2015 and December 31, 2014, the notional amount of same-currency basis swaps was comprised of $84.1 billion and $94.4 billion in both foreign currency and U.S. Dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $15 million at June 30, 2015 was comprised of $15 million in purchased caps/floors. Option products of $980 million at December 31, 2014 were comprised of $974 million in foreign exchange options, $16 million in purchased caps/floors and $(10) million in swaptions.

(7)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(8)
The notional amount of foreign exchange contracts of $(25.2) billion at June 30, 2015 was comprised of $21.2 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(39.6) billion in net foreign currency forward rate contracts, $(7.8) billion in foreign currency-denominated pay-fixed swaps and $1.0 billion in net foreign currency futures contracts. Foreign exchange contracts of $(22.6) billion at December 31, 2014 were comprised of $21.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(36.4) billion in net foreign currency forward rate contracts, $(8.3) billion in foreign currency-denominated pay-fixed swaps and $1.1 billion in foreign currency futures contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $2.2 billion and $2.7 billion, on a pretax basis, at June 30, 2015 and December 31, 2014. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at June 30, 2015, the pretax net losses are expected to be reclassified into earnings as follows: $698 million, or 32 percent, within the next year, 42 percent in years two through five, and 17 percent in years six through ten, with the remaining nine percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. Dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at June 30, 2015.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity which, in turn, affects total origination and servicing income. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market, as an increase in mortgage interest rates will typically lead to a decrease in the value of these instruments.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. Typically, an increase in mortgage rates will lead to an increase in the value of the MSRs driven by lower prepayment expectations. This increase in value from increases in mortgage rates is opposite of, and therefore offsets, the risk described for IRLCs and LHFS. Because the interest rate risks of these two hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio.

Interest rate and certain market risks of IRLCs and residential mortgage LHFS are economically hedged in combination with MSRs. To hedge these combined assets, we use certain derivatives such as interest rate options, interest rate swaps, forward sale commitments, eurodollar and U.S. Treasury futures, and mortgage TBAs, as well as other securities including agency MBS, principal-only and interest-only MBS and U.S. Treasury securities. For the three and six months ended June 30, 2015, we recorded losses in mortgage banking income of $306 million and $64 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs and funded LHFS compared to gains of $211 million and $528 million for the same periods in 2014. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Banking on page 29.

Compliance Risk Management

Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation in the event of the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations, related self-regulatory organization standards and codes of conduct (collectively, applicable laws, rules and regulations). Global Compliance independently assesses compliance risk, and evaluates adherence to applicable laws, rules and regulations, including identifying compliance issues and risks, performing monitoring and testing, and reporting on the state of compliance activities across the Corporation. Additionally, Global Compliance works with Front Line Units (FLUs) and control functions so that day-to-day activities operate in a compliant manner. For more information on FLUs and control functions, see Managing Risk on page 55 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

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

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. Effects may extend beyond financial losses and may result in reputational risk impacts. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital estimate under the Advanced approaches. For more information on Basel 3 Advanced approaches, see Capital Management – Advanced Approaches on page 61.

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

Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, enterprise-wide policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to businesses, control functions, senior management, governance committees, the ERC and the Board.

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

The more judgmental estimates impacting results for the six months ended June 30, 2015 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

Table 74
Recurring Level 3 Asset and Liability Summary
	June 30, 2015			December 31, 2014
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$6,339	29.80%	0.29%	$6,259	28.12%	0.30%
Derivative assets	6,489	30.50	0.30	6,851	30.77	0.33
AFS debt securities	1,504	7.07	0.07	2,555	11.48	0.12
Mortgage servicing rights	3,521	16.55	0.16	3,530	15.86	0.17
All other Level 3 assets at fair value	3,420	16.08	0.17	3,067	13.77	0.14
Total Level 3 assets at fair value (1)	$21,273	100.00%	0.99%	$22,262	100.00%	1.06%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$6,840	68.47%	0.36%	$7,771	76.34%	0.42%
Long-term debt	2,716	27.19	0.14	2,362	23.20	0.13
All other Level 3 liabilities at fair value	434	4.34	0.03	46	0.46	—
Total Level 3 liabilities at fair value (1)	$9,990	100.00%	0.53%	$10,179	100.00%	0.55%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to our derivative positions.

Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three and six months ended June 30, 2015, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

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
Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of GWIM which generate asset management fees based on a percentage of the assets' market values. AUM reflects assets that are generally managed for institutional, high net worth and retail clients, and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts. AUM is classified in two categories, Liquidity AUM and Long-term AUM. Liquidity AUM are assets under advisory and discretion of GWIM in which the investment strategy seeks current income, while maintaining liquidity and capital preservation. The duration of these strategies is primarily less than one year. Long-term AUM are assets under advisory and discretion of GWIM in which the duration of investment strategy is longer than one year.
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
Credit Derivatives – Contractual agreements that provide protection against a credit event on one or more referenced obligations. The nature of a credit event is established by the protection purchaser and the protection seller at the inception of the transaction, and such events generally include bankruptcy or insolvency of the referenced credit entity, failure to meet payment obligations when due, as well as acceleration of indebtedness and payment repudiation or moratorium. The purchaser of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of such a credit event. A credit default swap is a type of credit derivative.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 117 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation's disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2015	2014	2015	2014
Interest income
Loans and leases	$7,978	$8,635	$16,014	$17,395
Debt securities	3,070	2,124	4,957	4,121
Federal funds sold and securities borrowed or purchased under agreements to resell	268	297	499	562
Trading account assets	1,074	1,175	2,157	2,352
Other interest income	742	710	1,468	1,446
Total interest income	13,132	12,941	25,095	25,876

Interest expense
Deposits	216	282	436	573
Short-term borrowings	686	763	1,271	1,372
Trading account liabilities	335	398	729	833
Long-term debt	1,407	1,485	2,720	3,000
Total interest expense	2,644	2,928	5,156	5,778
Net interest income	10,488	10,013	19,939	20,098

Noninterest income
Card income	1,477	1,441	2,871	2,834
Service charges	1,857	1,866	3,621	3,692
Investment and brokerage services	3,387	3,291	6,765	6,560
Investment banking income	1,526	1,631	3,013	3,173
Equity investment income	88	357	115	1,141
Trading account profits	1,647	1,832	3,894	4,299
Mortgage banking income	1,001	527	1,695	939
Gains on sales of debt securities	168	382	436	759
Other income	478	407	970	818
Total noninterest income	11,629	11,734	23,380	24,215
Total revenue, net of interest expense	22,117	21,747	43,319	44,313

Provision for credit losses	780	411	1,545	1,420

Noninterest expense
Personnel	7,890	8,306	17,504	18,055
Occupancy	1,027	1,079	2,054	2,194
Equipment	500	534	1,012	1,080
Marketing	445	450	885	892
Professional fees	494	626	915	1,184
Amortization of intangibles	212	235	425	474
Data processing	715	761	1,567	1,594
Telecommunications	202	324	373	694
Other general operating	2,333	6,226	4,778	14,612
Total noninterest expense	13,818	18,541	29,513	40,779
Income before income taxes	7,519	2,795	12,261	2,114
Income tax expense	2,199	504	3,584	99
Net income	$5,320	$2,291	$8,677	$2,015
Preferred stock dividends	330	256	712	494
Net income applicable to common shareholders	$4,990	$2,035	$7,965	$1,521

Per common share information
Earnings	$0.48	$0.19	$0.76	$0.14
Diluted earnings	0.45	0.19	0.72	0.14
Dividends paid	0.05	0.01	0.10	0.02
Average common shares issued and outstanding (in thousands)	10,488,137	10,519,359	10,503,379	10,539,769
Average diluted common shares issued and outstanding (in thousands)	11,238,060	11,265,123	11,252,417	10,599,641
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Net income	$5,320	$2,291	$8,677	$2,015
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	(2,537)	2,305	(1,201)	3,594
Net change in derivatives	246	7	289	215
Employee benefit plan adjustments	25	7	50	56
Net change in foreign currency translation adjustments	43	7	(8)	(119)
Other comprehensive income (loss)	(2,223)	2,326	(870)	3,746
Comprehensive income	$3,097	$4,617	$7,807	$5,761
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	June 30 2015	December 31 2014
Assets
Cash and due from banks	$29,974	$33,118
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	133,540	105,471
Cash and cash equivalents	163,514	138,589
Time deposits placed and other short-term investments	7,996	7,510
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $70,791 and $62,182 measured at fair value)	199,903	191,823
Trading account assets (includes $116,777 and $110,621 pledged as collateral)	189,106	191,785
Derivative assets	50,977	52,682
Debt securities:
Carried at fair value (includes $41,309 and $46,976 pledged as collateral)	332,307	320,695
Held-to-maturity, at cost (fair value – $59,163 and $59,641; $15,732 and $17,124 pledged as collateral)	60,072	59,766
Total debt securities	392,379	380,461
Loans and leases (includes $7,629 and $8,681 measured at fair value and $56,259 and $52,959 pledged as collateral)	886,449	881,391
Allowance for loan and lease losses	(13,068)	(14,419)
Loans and leases, net of allowance	873,381	866,972
Premises and equipment, net	9,700	10,049
Mortgage servicing rights (includes $3,521 and $3,530 measured at fair value)	3,521	3,530
Goodwill	69,775	69,777
Intangible assets	4,188	4,612
Loans held-for-sale (includes $4,924 and $6,801 measured at fair value)	6,914	12,836
Customer and other receivables	64,505	61,845
Other assets (includes $14,545 and $13,873 measured at fair value)	113,175	112,063
Total assets	$2,149,034	$2,104,534

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$4,863	$6,890
Loans and leases	85,467	95,187
Allowance for loan and lease losses	(1,711)	(1,968)
Loans and leases, net of allowance	83,756	93,219
Loans held-for-sale	413	1,822
All other assets	3,681	2,769
Total assets of consolidated variable interest entities	$92,713	$104,700
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	June 30 2015	December 31 2014
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$411,862	$393,102
Interest-bearing (includes $1,215 and $1,469 measured at fair value)	668,447	660,161
Deposits in non-U.S. offices:
Noninterest-bearing	8,294	7,230
Interest-bearing	60,957	58,443
Total deposits	1,149,560	1,118,936
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $32,017 and $35,357 measured at fair value)	213,024	201,277
Trading account liabilities	72,596	74,192
Derivative liabilities	43,583	46,909
Short-term borrowings (includes $1,841 and $2,697 measured at fair value)	39,903	31,172
Accrued expenses and other liabilities (includes $13,124 and $12,055 measured at fair value and $588 and $528 of reserve for unfunded lending commitments)	135,295	145,438
Long-term debt (includes $32,920 and $36,404 measured at fair value)	243,414	243,139
Total liabilities	1,897,375	1,861,063
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,767,790 and 3,647,790 shares	22,273	19,309
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,471,836,636 and 10,516,542,476 shares	152,638	153,458
Retained earnings	81,938	75,024
Accumulated other comprehensive income (loss)	(5,190)	(4,320)
Total shareholders' equity	251,659	243,471
Total liabilities and shareholders' equity	$2,149,034	$2,104,534

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$358	$1,032
Long-term debt (includes $12,969 and $11,943 of non-recourse debt)	14,471	13,307
All other liabilities (includes $52 and $84 of non-recourse liabilities)	109	138
Total liabilities of consolidated variable interest entities	$14,938	$14,477
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2013	$13,352	10,591,808	$155,293	$72,497	$(8,457)	$232,685
Net income				2,015		2,015
Net change in available-for-sale debt and marketable equity securities					3,594	3,594
Net change in derivatives					215	215
Employee benefit plan adjustments					56	56
Net change in foreign currency translation adjustments					(119)	(119)
Dividends paid:
Common				(210)		(210)
Preferred				(494)		(494)
Issuance of preferred stock	1,494					1,494
Common stock issued under employee plans and related tax effects		25,149	(150)			(150)
Common stock repurchased		(101,132)	(1,675)			(1,675)
Balance, June 30, 2014	$14,846	10,515,825	$153,468	$73,808	$(4,711)	$237,411

Balance, December 31, 2014	$19,309	10,516,542	$153,458	$75,024	$(4,320)	$243,471
Net income				8,677		8,677
Net change in available-for-sale debt and marketable equity securities					(1,201)	(1,201)
Net change in derivatives					289	289
Employee benefit plan adjustments					50	50
Net change in foreign currency translation adjustments					(8)	(8)
Dividends paid:
Common				(1,051)		(1,051)
Preferred				(712)		(712)
Issuance of preferred stock	2,964					2,964
Common stock issued under employee plans and related tax effects		3,947	(45)			(45)
Common stock repurchased		(48,652)	(775)			(775)
Balance, June 30, 2015	$22,273	10,471,837	$152,638	$81,938	$(5,190)	$251,659
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Six Months Ended June 30
(Dollars in millions)	2015	2014
Operating activities
Net income	$8,677	$2,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,545	1,420
Gains on sales of debt securities	(436)	(759)
Depreciation and premises improvements amortization	786	781
Amortization of intangibles	425	474
Net amortization of premium/discount on debt securities	475	1,278
Deferred income taxes	1,673	320
Loans held-for-sale:
Originations and purchases	(19,868)	(18,794)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	22,114	19,351
Net change in:
Trading and derivative instruments	(848)	12,874
Other assets	(16,189)	(6,936)
Accrued expenses and other liabilities	(10,203)	15,374
Other operating activities, net	(794)	103
Net cash provided by (used in) operating activities	(12,643)	27,501
Investing activities
Net change in:
Time deposits placed and other short-term investments	(486)	2,894
Federal funds sold and securities borrowed or purchased under agreements to resell	(8,080)	(39,121)
Debt securities carried at fair value:
Proceeds from sales	40,872	43,062
Proceeds from paydowns and maturities	37,294	36,773
Purchases	(81,512)	(97,512)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	6,927	3,016
Purchases	(7,579)	(8,207)
Loans and leases:
Proceeds from sales	11,662	11,863
Purchases	(5,807)	(5,079)
Other changes in loans and leases, net	(11,695)	7,389
Net purchases of premises and equipment	(437)	(451)
Proceeds from sales of foreclosed properties	377	394
Proceeds from sales of investments	332	1,429
Other investing activities, net	(297)	(259)
Net cash used in investing activities	(18,429)	(43,809)
Financing activities
Net change in:
Deposits	30,624	15,058
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,747	19,723
Short-term borrowings	8,731	(126)
Long-term debt:
Proceeds from issuance	25,661	35,789
Retirement of long-term debt	(20,842)	(31,871)
Proceeds from issuance of preferred stock	2,964	1,494
Common stock repurchased	(775)	(1,675)
Cash dividends paid	(1,763)	(704)
Excess tax benefits on share-based payments	16	34
Other financing activities, net	(21)	(26)
Net cash provided by financing activities	56,342	37,696
Effect of exchange rate changes on cash and cash equivalents	(345)	189
Net increase in cash and cash equivalents	24,925	21,577
Cash and cash equivalents at January 1	138,589	131,322
Cash and cash equivalents at June 30	$163,514	$152,899
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

The Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by a Current Report on Form 8-K filed on April 29, 2015 to reflect reclassified business segment information is referred to herein as the 2014 Annual Report on Form 10-K. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current period presentation. In the Consolidated Statement of Cash Flows for the six months ended June 30, 2014, the Corporation revised certain line item amounts (e.g., purchases and proceeds from sales of debt securities carried at fair value) in the investing activities section to appropriately reflect sweep activity. This had no impact on total cash flows from investing activities.

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

In June 2014, the FASB issued new guidance on accounting and disclosure of repurchase-to-maturity (RTM) transactions and repurchase financings (repos). Under this new accounting guidance, RTMs are accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo are no longer evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repos accounted for as secured borrowings. The new guidance was effective beginning on January 1, 2015 and did not have a material impact on the Corporation's consolidated financial position or results of operations. For the additional disclosures under this guidance, see Note 2 – Derivatives and Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings.

In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis beginning on January 1, 2018. The Corporation is assessing the impact of this new guidance on its consolidated financial position and results of operations.

NOTE 2 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2015 and December 31, 2014. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	June 30, 2015
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$22,487.0	$462.5	$7.2	$469.7	$462.1	$1.4	$463.5
Futures and forwards	8,595.9	1.7	—	1.7	1.7	—	1.7
Written options	1,648.3	—	—	—	63.2	—	63.2
Purchased options	1,626.4	63.9	—	63.9	—	—	—
Foreign exchange contracts
Swaps	2,195.2	46.1	0.8	46.9	48.4	2.4	50.8
Spot, futures and forwards	4,538.0	47.8	0.5	48.3	50.9	0.5	51.4
Written options	621.5	—	—	—	12.7	—	12.7
Purchased options	583.7	12.1	—	12.1	—	—	—
Equity contracts
Swaps	192.6	3.3	—	3.3	3.9	—	3.9
Futures and forwards	78.2	1.8	—	1.8	2.2	—	2.2
Written options	405.3	—	—	—	26.8	—	26.8
Purchased options	367.7	28.7	—	28.7	—	—	—
Commodity contracts
Swaps	59.3	3.6	—	3.6	6.5	—	6.5
Futures and forwards	378.5	3.8	—	3.8	1.3	—	1.3
Written options	119.6	—	—	—	6.4	—	6.4
Purchased options	135.1	6.6	—	6.6	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,007.6	10.8	—	10.8	19.3	—	19.3
Total return swaps/other	60.3	0.2	—	0.2	1.2	—	1.2
Written credit derivatives:
Credit default swaps	991.8	19.5	—	19.5	9.5	—	9.5
Total return swaps/other	63.9	1.0	—	1.0	0.8	—	0.8
Gross derivative assets/liabilities		$713.4	$8.5	$721.9	$716.9	$4.3	$721.2
Less: Legally enforceable master netting agreements				(631.2)			(631.2)
Less: Cash collateral received/paid				(39.7)			(46.4)
Total derivative assets/liabilities				$51.0			$43.6

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$29,445.4	$658.5	$8.5	$667.0	$658.2	$0.5	$658.7
Futures and forwards	10,159.4	1.7	—	1.7	2.0	—	2.0
Written options	1,725.2	—	—	—	85.4	—	85.4
Purchased options	1,739.8	85.6	—	85.6	—	—	—
Foreign exchange contracts
Swaps	2,159.1	51.5	0.8	52.3	54.6	1.9	56.5
Spot, futures and forwards	4,226.4	68.9	1.5	70.4	72.4	0.2	72.6
Written options	600.7	—	—	—	16.0	—	16.0
Purchased options	584.6	15.1	—	15.1	—	—	—
Equity contracts
Swaps	193.7	3.2	—	3.2	4.0	—	4.0
Futures and forwards	69.5	2.1	—	2.1	1.8	—	1.8
Written options	341.0	—	—	—	26.0	—	26.0
Purchased options	318.4	27.9	—	27.9	—	—	—
Commodity contracts
Swaps	74.3	5.8	—	5.8	8.5	—	8.5
Futures and forwards	376.5	4.5	—	4.5	1.8	—	1.8
Written options	129.5	—	—	—	11.5	—	11.5
Purchased options	141.3	10.7	—	10.7	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,094.8	13.3	—	13.3	23.4	—	23.4
Total return swaps/other	44.3	0.2	—	0.2	1.4	—	1.4
Written credit derivatives:
Credit default swaps	1,073.1	24.5	—	24.5	11.9	—	11.9
Total return swaps/other	61.0	0.5	—	0.5	0.3	—	0.3
Gross derivative assets/liabilities		$974.0	$10.8	$984.8	$979.2	$2.6	$981.8
Less: Legally enforceable master netting agreements				(884.8)			(884.8)
Less: Cash collateral received/paid				(47.3)			(50.1)
Total derivative assets/liabilities				$52.7			$46.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.

Other gross derivative assets and liabilities in the table represent derivatives entered into under master netting agreements where uncertainty exists as to the enforceability of these agreements under bankruptcy laws in some countries or industries and, accordingly, receivables and payables with counterparties in these countries or industries are reported on a gross basis.

Also included in the table is financial instruments collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third-party custodians. These amounts are not offset on the Consolidated Balance Sheet but are shown as a reduction to total derivative assets and liabilities in the table to derive net derivative assets and liabilities.

For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings.

Offsetting of Derivatives
	June 30, 2015		December 31, 2014
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$316.5	$303.2	$386.6	$373.2
Exchange-traded	0.1	0.1	0.1	0.1
Over-the-counter cleared	216.6	221.4	365.7	368.7
Foreign exchange contracts
Over-the-counter	103.3	110.2	133.0	139.9
Over-the-counter cleared	0.1	0.1	—	—
Equity contracts
Over-the-counter	19.4	16.8	19.5	16.7
Exchange-traded	9.6	9.1	8.6	7.8
Commodity contracts
Over-the-counter	6.4	8.8	10.2	11.9
Exchange-traded	4.0	3.9	7.4	7.7
Over-the-counter cleared	0.1	0.1	0.1	0.6
Credit derivatives
Over-the-counter	24.3	24.1	30.8	30.2
Over-the-counter cleared	6.5	6.4	7.0	6.8
Total gross derivative assets/liabilities, before netting
Over-the-counter	469.9	463.1	580.1	571.9
Exchange-traded	13.7	13.1	16.1	15.6
Over-the-counter cleared	223.3	228.0	372.8	376.1
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(437.0)	(438.5)	(545.7)	(545.5)
Exchange-traded	(11.2)	(11.2)	(13.9)	(13.9)
Over-the-counter cleared	(222.7)	(227.9)	(372.5)	(375.5)
Derivative assets/liabilities, after netting	36.0	26.6	36.9	28.7
Other gross derivative assets/liabilities	15.0	17.0	15.8	18.2
Total derivative assets/liabilities	51.0	43.6	52.7	46.9
Less: Financial instruments collateral (1)	(12.3)	(6.3)	(13.3)	(8.9)
Total net derivative assets/liabilities	$38.7	$37.3	$39.4	$38.0

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments, including purchased options, and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures to hedge certain market risks of mortgage servicing rights (MSR). For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

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

Fair Value Hedges

The table below summarizes information related to fair value hedges for the three and six months ended June 30, 2015 and 2014, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated at that time. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended June 30			Six Months Ended June 30
	2015			2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(2,293)	$2,041	$(252)	$(1,197)	$749	$(448)
Interest rate and foreign currency risk on long-term debt (1)	388	(402)	(14)	(1,256)	1,186	(70)
Interest rate risk on available-for-sale securities (2)	2	(3)	(1)	45	(48)	(3)
Price risk on commodity inventory (3)	2	(2)	—	13	(9)	4
Total	$(1,901)	$1,634	$(267)	$(2,395)	$1,878	$(517)

	2014			2014
Interest rate risk on long-term debt (1)	$735	$(944)	$(209)	$1,101	$(1,504)	$(403)
Interest rate and foreign currency risk on long-term debt (1)	145	(171)	(26)	263	(315)	(52)
Interest rate risk on available-for-sale securities (2)	(23)	19	(4)	(21)	16	(5)
Price risk on commodity inventory (3)	—	(2)	(2)	2	3	5
Total	$857	$(1,098)	$(241)	$1,345	$(1,800)	$(455)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2015 and 2014. Of the $1.4 billion net loss (after-tax) on derivatives in accumulated other comprehensive income (OCI) at June 30, 2015, $698 million ($436 million after-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended June 30			Six Months Ended June 30
	2015			2015
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(19)	$(259)	$—	$5	$(514)	$(1)
Price risk on restricted stock awards (2)	181	28	—	(29)	27	—
Total	$162	$(231)	$—	$(24)	$(487)	$(1)
Net investment hedges
Foreign exchange risk	$(992)	$84	$11	$990	$84	$(87)

	2014			2014
Cash flow hedges
Interest rate risk on variable-rate portfolios	$28	$(279)	$—	$45	$(560)	$—
Price risk on restricted stock awards (2)	(220)	75	—	(64)	225	—
Total	$(192)	$(204)	$—	$(19)	$(335)	$—
Net investment hedges
Foreign exchange risk	$(797)	$—	$(118)	$(978)	$(2)	$(176)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)	The hedge gain (loss) recognized in accumulated OCI is primarily related to the change in the Corporation's stock price for the period.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2015 and 2014. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Interest rate risk on mortgage banking income (1)	$(390)	$196	$(94)	$376
Credit risk on loans (2)	(31)	(27)	(58)	(33)
Interest rate and foreign currency risk on ALM activities (3)	585	(713)	266	(1,311)
Price risk on restricted stock awards (4)	226	(338)	(244)	26
Other	(20)	(1)	(7)	(4)

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, interest rate lock commitments and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $167 million and $427 million for the three and six months ended June 30, 2015 compared to $225 million and $398 million for the same periods in 2014.

(2)	Primarily related to derivatives that are economic hedges of credit risk on loans. Net gains (losses) on these derivatives are recorded in other income.

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

Through June 30, 2015, the Corporation transferred $8.9 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) and non-U.S. government securities primarily to a trust created by a third party. The Corporation received gross cash proceeds of $8.9 billion at the transfer dates. The Corporation simultaneously entered into derivatives with those counterparties whereby the Corporation retained certain economic exposures to those securities (e.g., interest rate and/or credit risk). Generally, the maturity of the derivatives is the same as the maturity of assets initially transferred. A derivative asset of $110 million and a liability of $15 million were recorded at June 30, 2015 and are included in credit derivatives in the derivative instruments table on page 142. At June 30, 2015, the fair value of the securities previously transferred was $9.1 billion. The economic exposure retained by the Corporation, which is primarily interest rate risk and prepayment risk, is typically hedged with interest rate swaps and interest rate swaptions and, to a lesser extent, total return swaps.

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

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2015 and 2014. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation and funding valuation adjustment (DVA/FVA) gains (losses). Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue
	Three Months Ended June 30				Six Months Ended June 30
	2015				2015
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$333	$333	$129	$795	$845	$639	$216	$1,700
Foreign exchange risk	295	(1)	(31)	263	741	(3)	(62)	676
Equity risk	667	(37)	565	1,195	1,237	(24)	1,142	2,355
Credit risk	297	603	125	1,025	741	1,190	292	2,223
Other risk	101	(18)	18	101	256	(39)	75	292
Total sales and trading revenue	$1,693	$880	$806	$3,379	$3,820	$1,763	$1,663	$7,246

	2014				2014
Interest rate risk	$438	$302	$81	$821	$807	$581	$219	$1,607
Foreign exchange risk	228	2	(31)	199	465	4	(61)	408
Equity risk	550	(69)	566	1,047	1,151	(83)	1,170	2,238
Credit risk	509	679	207	1,395	1,536	1,378	362	3,276
Other risk	43	(94)	14	(37)	176	(184)	84	76
Total sales and trading revenue	$1,768	$820	$837	$3,425	$4,135	$1,696	$1,774	$7,605

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $544 million and $1.1 billion for the three and six months ended June 30, 2015 and $540 million and $1.1 billion for the same periods in 2014.

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

Credit Derivative Instruments
	June 30, 2015
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$38	$239	$876	$876	$2,029
Non-investment grade	301	1,775	1,558	3,853	7,487
Total	339	2,014	2,434	4,729	9,516
Total return swaps/other:
Investment grade	53	—	—	—	53
Non-investment grade	315	249	8	170	742
Total	368	249	8	170	795
Total credit derivatives	$707	$2,263	$2,442	$4,899	$10,311
Credit-related notes:
Investment grade	$28	$71	$427	$2,985	$3,511
Non-investment grade	72	172	84	1,125	1,453
Total credit-related notes	$100	$243	$511	$4,110	$4,964
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$124,622	$325,859	$204,971	$30,565	$686,017
Non-investment grade	53,198	172,583	59,595	20,416	305,792
Total	177,820	498,442	264,566	50,981	991,809
Total return swaps/other:
Investment grade	33,482	—	—	—	33,482
Non-investment grade	20,293	9,238	650	229	30,410
Total	53,775	9,238	650	229	63,892
Total credit derivatives	$231,595	$507,680	$265,216	$51,210	$1,055,701

	December 31, 2014
	Carrying Value
Credit default swaps:
Investment grade	$100	$714	$1,455	$939	$3,208
Non-investment grade	916	2,107	1,338	4,301	8,662
Total	1,016	2,821	2,793	5,240	11,870
Total return swaps/other:
Investment grade	24	—	—	—	24
Non-investment grade	64	247	2	—	313
Total	88	247	2	—	337
Total credit derivatives	$1,104	$3,068	$2,795	$5,240	$12,207
Credit-related notes:
Investment grade	$2	$365	$568	$2,634	$3,569
Non-investment grade	5	141	85	1,443	1,674
Total credit-related notes	$7	$506	$653	$4,077	$5,243
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$132,974	$342,914	$242,728	$28,982	$747,598
Non-investment grade	54,326	170,580	80,011	20,586	325,503
Total	187,300	513,494	322,739	49,568	1,073,101
Total return swaps/other:
Investment grade	22,645	—	—	—	22,645
Non-investment grade	23,839	10,792	3,268	487	38,386
Total	46,484	10,792	3,268	487	61,031
Total credit derivatives	$233,784	$524,286	$326,007	$50,055	$1,134,132

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $5.1 billion and $814.1 billion at June 30, 2015, and $5.7 billion and $880.6 billion at December 31, 2014.

Credit-related notes in the table on page 150 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 142, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2015 and December 31, 2014, the Corporation held cash and securities collateral of $73.5 billion and $82.0 billion, and posted cash and securities collateral of $62.5 billion and $67.7 billion in the normal course of business under derivative agreements.

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

At June 30, 2015, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $1.4 billion, including $659 million for Bank of America, N.A. (BANA).

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2015, the current liability recorded for these derivative contracts was $397 million, against which the Corporation and certain subsidiaries had posted approximately $16 million of collateral.

The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2015 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to Be Posted Upon Downgrade
	June 30, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,429	$1,799
Bank of America, N.A. and subsidiaries (1)	1,186	1,390

(1)	Included in Bank of America Corporation collateral requirements in this table.

The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at June 30, 2015 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade
	June 30, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$600	$2,992
Collateral posted	560	2,625

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

In the fourth quarter of 2014, the Corporation adopted a funding valuation adjustment (FVA) into valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives. The Corporation calculates this valuation adjustment based on modeled expected exposure profiles discounted for the funding risk premium inherent in these derivatives. FVA related to derivative assets and liabilities is the effect of funding costs on the fair value of these derivatives.

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

The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for the three and six months ended June 30, 2015 and 2014. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance.

Valuation Adjustments on Derivatives
Gains (Losses)	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$215	$(17)	$266	$161	$223	$107	$318	$201
Derivative assets (FVA) (2)	(23)	(23)	—	—	11	11	—	—
Derivative liabilities (DVA) (3)	(14)	(4)	(2)	1	9	(50)	(84)	(84)
Derivative liabilities (FVA) (2)	82	82	—	—	54	54	—	—

(1)	At June 30, 2015 and December 31, 2014, the cumulative CVA reduced the derivative assets balance by $1.4 billion and $1.6 billion.

(2)	At June 30, 2015 and December 31, 2014, the cumulative FVA reduced the net derivatives balances by $0.4 billion and $0.5 billion.

(3)	At both June 30, 2015 and December 31, 2014, the cumulative DVA reduced the derivative liabilities balance by $0.8 billion.

NOTE 3 – Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and AFS marketable equity securities at June 30, 2015 and December 31, 2014.

Debt Securities and Available-for-Sale Marketable Equity Securities
	June 30, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$57,699	$661	$(16)	$58,344
Mortgage-backed securities:
Agency	189,228	931	(1,899)	188,260
Agency-collateralized mortgage obligations	12,749	224	(42)	12,931
Non-agency residential (1)	3,649	299	(62)	3,886
Commercial	5,087	54	(31)	5,110
Non-U.S. securities	6,124	25	(4)	6,145
Corporate/Agency bonds	252	6	(1)	257
Other taxable securities, substantially all asset-backed securities	10,389	35	(21)	10,403
Total taxable securities	285,177	2,235	(2,076)	285,336
Tax-exempt securities	10,811	15	(25)	10,801
Total available-for-sale debt securities	295,988	2,250	(2,101)	296,137
Other debt securities carried at fair value	36,452	164	(446)	36,170
Total debt securities carried at fair value	332,440	2,414	(2,547)	332,307
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	60,072	160	(1,069)	59,163
Total debt securities	$392,512	$2,574	$(3,616)	$391,470
Available-for-sale marketable equity securities (2)	$336	$104	$—	$440

	December 31, 2014
Available-for-sale debt securities
U.S. Treasury and agency securities	$69,267	$360	$(32)	$69,595
Mortgage-backed securities:
Agency	163,592	2,040	(593)	165,039
Agency-collateralized mortgage obligations	14,175	152	(79)	14,248
Non-agency residential (1)	4,244	287	(77)	4,454
Commercial	3,931	69	—	4,000
Non-U.S. securities	6,208	33	(11)	6,230
Corporate/Agency bonds	361	9	(2)	368
Other taxable securities, substantially all asset-backed securities	10,774	39	(22)	10,791
Total taxable securities	272,552	2,989	(816)	274,725
Tax-exempt securities	9,556	12	(19)	9,549
Total available-for-sale debt securities	282,108	3,001	(835)	284,274
Other debt securities carried at fair value	36,524	261	(364)	36,421
Total debt securities carried at fair value	318,632	3,262	(1,199)	320,695
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	59,766	486	(611)	59,641
Total debt securities	$378,398	$3,748	$(1,810)	$380,336
Available-for-sale marketable equity securities (2)	$336	$27	$—	$363

(1)	At June 30, 2015 and December 31, 2014, the underlying collateral type included approximately 74 percent and 76 percent prime, 14 percent and 14 percent Alt-A, and 12 percent and 10 percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At June 30, 2015, the accumulated net unrealized gain on AFS debt securities included in accumulated OCI was $94 million, net of the related income tax expense of $55 million. At June 30, 2015 and December 31, 2014, the Corporation had nonperforming AFS debt securities of $182 million and $161 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three and six months ended June 30, 2015, the Corporation recorded unrealized mark-to-market net losses of $359 million and $170 million, and realized net losses of $17 million and $13 million, compared to unrealized net gains of $416 million and $860 million, and realized net gains of $100 million and $83 million for the same periods in 2014. These amounts exclude hedge results.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	June 30 2015	December 31 2014
U.S. Treasury and agency securities	$—	$1,541
Mortgage-backed securities:
Agency	14,885	15,704
Agency-collateralized mortgage obligations	9	—
Non-agency residential	3,787	3,745
Non-U.S. securities (1)	17,198	15,132
Other taxable securities, substantially all asset-backed securities	291	299
Total	$36,170	$36,421

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2015 and 2014 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Gross gains	$170	$383	$445	$761
Gross losses	(2)	(1)	(9)	(2)
Net gains on sales of AFS debt securities	$168	$382	$436	$759
Income tax expense attributable to realized net gains on sales of AFS debt securities	$64	$145	$166	$288

The table below presents the amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), U.S. Treasury and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at June 30, 2015 and December 31, 2014.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	June 30, 2015		December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$145,370	$144,395	$130,725	$131,418
Government National Mortgage Association	90,844	90,049	98,278	98,633
U.S. Treasury	55,590	56,174	68,481	68,801
Freddie Mac	46,282	46,059	28,288	28,556

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer as of June 30, 2015 and December 31, 2014.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	June 30, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$1,561	$(12)	$259	$(4)	$1,820	$(16)
Mortgage-backed securities:
Agency	106,914	(1,362)	16,042	(537)	122,956	(1,899)
Agency-collateralized mortgage obligations	1,648	(12)	1,339	(30)	2,987	(42)
Non-agency residential	385	(3)	724	(43)	1,109	(46)
Commercial	1,716	(31)	—	—	1,716	(31)
Non-U.S. securities	125	(1)	45	(3)	170	(4)
Corporate/Agency bonds	79	(1)	—	—	79	(1)
Other taxable securities, substantially all asset-backed securities	787	(3)	1,208	(18)	1,995	(21)
Total taxable securities	113,215	(1,425)	19,617	(635)	132,832	(2,060)
Tax-exempt securities	2,092	(2)	1,496	(23)	3,588	(25)
Total temporarily impaired AFS debt securities	115,307	(1,427)	21,113	(658)	136,420	(2,085)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	407	(9)	87	(7)	494	(16)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$115,714	$(1,436)	$21,200	$(665)	$136,914	$(2,101)

	December 31, 2014
Temporarily impaired AFS debt securities
U.S. Treasury and agency securities	$10,121	$(22)	$667	$(10)	$10,788	$(32)
Mortgage-backed securities:
Agency	1,366	(8)	43,118	(585)	44,484	(593)
Agency-collateralized mortgage obligations	2,242	(19)	3,075	(60)	5,317	(79)
Non-agency residential	307	(3)	809	(41)	1,116	(44)
Non-U.S. securities	157	(9)	32	(2)	189	(11)
Corporate/Agency bonds	43	(1)	93	(1)	136	(2)
Other taxable securities, substantially all asset-backed securities	575	(3)	1,080	(19)	1,655	(22)
Total taxable securities	14,811	(65)	48,874	(718)	63,685	(783)
Tax-exempt securities	980	(1)	680	(18)	1,660	(19)
Total temporarily impaired AFS debt securities	15,791	(66)	49,554	(736)	65,345	(802)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	555	(33)	—	—	555	(33)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$16,346	$(99)	$49,554	$(736)	$65,900	$(835)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and six months ended June 30, 2015 and 2014 as presented in the Net Credit-related Impairment Losses Recognized in Earnings table. Substantially all OTTI losses in the three and six months ended June 30, 2015 and 2014 consisted of credit losses on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income in the Consolidated Statement of Income. The credit losses on the RMBS during the six months ended June 30, 2015 were driven by decreases in the estimated RMBS cash flows primarily due to a model change resulting in the refinement of the expected cash flows. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the excess of the credit loss over the total impairment is recorded as an unrealized gain in OCI.

Net Credit-related Impairment Losses Recognized in Earnings
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Total OTTI losses	$(11)	$(12)	$(82)	$(13)
Less: non-credit portion of total OTTI losses recognized in OCI	6	2	7	2
Net credit-related impairment losses recognized in earnings	$(5)	$(10)	$(75)	$(11)

The table below presents a rollforward of the credit losses recognized in earnings for the three and six months ended June 30, 2015 and 2014 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of OTTI Credit Losses Recognized
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Balance, beginning of period	$256	$185	$201	$184
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	2	10	49	10
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	3	—	26	1
Reductions for AFS debt securities matured, sold or intended to be sold	—	—	(15)	—
Balance, June 30	$261	$195	$261	$195

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at June 30, 2015.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	12.0%	3.7%	24.2%
Loss severity	38.9	13.2	48.0
Life default rate	34.6	1.3	97.5

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 35.6 percent for prime, 37.4 percent for Alt-A and 50.4 percent for subprime at June 30, 2015. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 21.5 percent for prime, 36.9 percent for Alt-A and 38.2 percent for subprime at June 30, 2015.

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's other debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at June 30, 2015 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	June 30, 2015
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
U.S. Treasury and agency securities	$572	0.23%	$51,424	1.60%	$5,701	2.20%	$2	4.60%	$57,699	1.69%
Mortgage-backed securities:
Agency	37	4.40	18,004	2.60	170,756	2.80	15,618	2.90	204,415	2.80
Agency-collateralized mortgage obligations	372	0.60	2,567	2.00	9,816	2.80	1	0.60	12,756	2.60
Non-agency residential	409	4.10	1,512	4.90	1,324	4.52	4,188	8.19	7,433	6.61
Commercial	87	6.40	519	2.10	4,478	2.80	3	2.83	5,087	2.76
Non-U.S. securities	21,371	0.57	1,933	2.96	6	2.87	—	—	23,310	0.79
Corporate/Agency bonds	66	3.51	89	3.64	95	3.48	2	6.34	252	3.48
Other taxable securities, substantially all asset-backed securities	2,726	1.07	4,908	1.29	2,131	2.40	912	3.23	10,677	1.57
Total taxable securities	25,640	0.90	80,956	1.96	194,307	2.80	20,726	4.00	321,629	2.53
Tax-exempt securities	651	1.02	2,833	1.40	2,482	1.67	4,845	1.02	10,811	1.26
Total amortized cost of debt securities carried at fair value	$26,291	0.90	$83,789	1.94	$196,789	2.78	$25,571	3.41	$332,440	2.49
Amortized cost of HTM debt securities (2)	$—	—	$11,629	2.30	$46,652	2.40	$1,791	2.94	$60,072	2.40

Debt securities carried at fair value
U.S. Treasury and agency securities	$572		$52,001		$5,769		$2		$58,344
Mortgage-backed securities:
Agency	38		18,277		169,457		15,373		203,145
Agency-collateralized mortgage obligations	373		2,566		10,000		1		12,940
Non-agency residential	440		1,509		1,425		4,299		7,673
Commercial	88		526		4,493		3		5,110
Non-U.S. securities	21,371		1,966		6		—		23,343
Corporate/Agency bonds	66		93		96		2		257
Other taxable securities, substantially all asset-backed securities	3,017		4,617		2,144		916		10,694
Total taxable securities	25,965		81,555		193,390		20,596		321,506
Tax-exempt securities	651		2,839		2,479		4,832		10,801
Total debt securities carried at fair value	$26,616		$84,394		$195,869		$25,428		$332,307
Fair value of HTM debt securities (2)	$—		$11,567		$45,827		$1,769		$59,163

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

Certain Corporate and Strategic Investments

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in All Other, had a carrying value of $3.1 billion at both June 30, 2015 and December 31, 2014. For additional information, see Note 10 – Commitments and Contingencies.

NOTE 4 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2015 and December 31, 2014.

	June 30, 2015
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,812	$657	$4,661	$7,130	$143,877			$151,007
Home equity	190	104	688	982	49,043			50,025
Legacy Assets & Servicing portfolio
Residential mortgage (5)	1,869	932	7,431	10,232	24,357	$13,229		47,818
Home equity	308	162	1,047	1,517	24,351	5,113		30,981
Credit card and other consumer
U.S. credit card	448	296	742	1,486	86,917			88,403
Non-U.S. credit card	43	35	86	164	10,112			10,276
Direct/Indirect consumer (6)	196	54	40	290	84,464			84,754
Other consumer (7)	11	2	2	15	1,985			2,000
Total consumer	4,877	2,242	14,697	21,816	425,106	18,342		465,264
Consumer loans accounted for under the fair value option (8)							$1,971	1,971
Total consumer loans and leases	4,877	2,242	14,697	21,816	425,106	18,342	1,971	467,235
Commercial
U.S. commercial	365	78	283	726	234,322			235,048
Commercial real estate (9)	79	14	101	194	52,150			52,344
Commercial lease financing	77	54	35	166	25,176			25,342
Non-U.S. commercial	5	4	—	9	87,565			87,574
U.S. small business commercial	67	36	86	189	13,059			13,248
Total commercial	593	186	505	1,284	412,272			413,556
Commercial loans accounted for under the fair value option (8)							5,658	5,658
Total commercial loans and leases	593	186	505	1,284	412,272		5,658	419,214
Total loans and leases	$5,470	$2,428	$15,202	$23,100	$837,378	$18,342	$7,629	$886,449
Percentage of outstandings	0.62%	0.27%	1.72%	2.61%	94.46%	2.07%	0.86%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $2.0 billion and nonperforming loans of $460 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $1.0 billion and nonperforming loans of $336 million.

(2)	Consumer real estate includes fully-insured loans of $8.9 billion.

(3)	Consumer real estate includes $3.9 billion and direct/indirect consumer includes $24 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $2.6 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $39.6 billion, unsecured consumer lending loans of $1.1 billion, U.S. securities-based lending loans of $38.6 billion, non-U.S. consumer loans of $4.0 billion, student loans of $596 million and other consumer loans of $809 million.

(7)	Total outstandings includes consumer finance loans of $618 million, consumer leases of $1.2 billion and consumer overdrafts of $227 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.8 billion and home equity loans of $208 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.3 billion and non-U.S. commercial loans of $3.4 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $48.6 billion and non-U.S. commercial real estate loans of $3.7 billion.

	December 31, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,847	$700	$5,561	$8,108	$154,112			$162,220
Home equity	218	105	744	1,067	50,820			51,887
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,008	1,060	10,513	13,581	25,244	$15,152		53,977
Home equity	374	174	1,166	1,714	26,507	5,617		33,838
Credit card and other consumer
U.S. credit card	494	341	866	1,701	90,178			91,879
Non-U.S. credit card	49	39	95	183	10,282			10,465
Direct/Indirect consumer (6)	245	71	65	381	80,000			80,381
Other consumer (7)	11	2	2	15	1,831			1,846
Total consumer	5,246	2,492	19,012	26,750	438,974	20,769		486,493
Consumer loans accounted for under the fair value option (8)							$2,077	2,077
Total consumer loans and leases	5,246	2,492	19,012	26,750	438,974	20,769	2,077	488,570
Commercial
U.S. commercial	320	151	318	789	219,504			220,293
Commercial real estate (9)	138	16	288	442	47,240			47,682
Commercial lease financing	121	41	42	204	24,662			24,866
Non-U.S. commercial	5	4	—	9	80,074			80,083
U.S. small business commercial	88	45	94	227	13,066			13,293
Total commercial	672	257	742	1,671	384,546			386,217
Commercial loans accounted for under the fair value option (8)							6,604	6,604
Total commercial loans and leases	672	257	742	1,671	384,546		6,604	392,821
Total loans and leases	$5,918	$2,749	$19,754	$28,421	$823,520	$20,769	$8,681	$881,391
Percentage of outstandings	0.67%	0.31%	2.24%	3.22%	93.44%	2.36%	0.98%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $2.1 billion and nonperforming loans of $392 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $1.1 billion and nonperforming loans of $332 million.

(2)	Consumer real estate includes fully-insured loans of $11.4 billion.

(3)	Consumer real estate includes $3.6 billion and direct/indirect consumer includes $27 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $3.2 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $37.7 billion, unsecured consumer lending loans of $1.5 billion, U.S. securities-based lending loans of $35.8 billion, non-U.S. consumer loans of $4.0 billion, student loans of $632 million and other consumer loans of $761 million.

(7)	Total outstandings includes consumer finance loans of $676 million, consumer leases of $1.0 billion and consumer overdrafts of $162 million.

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

The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $8.3 billion and $17.2 billion at June 30, 2015 and December 31, 2014, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases

The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At June 30, 2015 and December 31, 2014, $599 million and $800 million of such junior-lien home equity loans were included in nonperforming loans.

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDR), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At June 30, 2015, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $980 million of which $585 million were current on their contractual payments, while $334 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 75 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 55 percent were discharged 24 months or more ago. As subsequent cash payments are received on these nonperforming loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

During the three and six months ended June 30, 2015, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $1.0 billion and $1.9 billion, including $401 million and $987 million of purchased credit-impaired (PCI) loans, compared to $2.1 billion and $2.8 billion, including $98 million and $552 million of PCI loans, for the same periods in 2014. The Corporation recorded recoveries related to these sales of $27 million and $67 million for the three and six months ended June 30, 2015 compared to recoveries of $185 million for both of the same periods in 2014. Gains in noninterest income of $40 million and $75 million were also recorded for the three and six months ended June 30, 2015 compared to gains of $158 million and $170 million for the same periods in 2014.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at June 30, 2015 and December 31, 2014. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Consumer real estate
Core portfolio
Residential mortgage (1)	$2,201	$2,398	$3,326	$3,942
Home equity	1,408	1,496	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (1)	3,784	4,491	5,591	7,465
Home equity	2,155	2,405	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	742	866
Non-U.S. credit card	n/a	n/a	86	95
Direct/Indirect consumer	26	28	38	64
Other consumer	1	1	1	1
Total consumer	9,575	10,819	9,784	12,433
Commercial
U.S. commercial	869	701	66	110
Commercial real estate	126	321	—	3
Commercial lease financing	19	3	27	41
Non-U.S. commercial	80	1	—	—
U.S. small business commercial	78	87	63	67
Total commercial	1,172	1,113	156	221
Total loans and leases	$10,747	$11,932	$9,940	$12,654

(1)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At June 30, 2015 and December 31, 2014, residential mortgage includes $5.5 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.4 billion and $4.1 billion of loans on which interest is still accruing.

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

The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2015 and December 31, 2014.

Consumer Real Estate – Credit Quality Indicators (1)
	June 30, 2015
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$103,478	$17,554	$8,839	$44,270	$16,208	$1,908
Greater than 90 percent but less than or equal to 100 percent	4,799	2,555	1,682	2,130	2,892	912
Greater than 100 percent	3,848	4,420	2,708	3,625	6,768	2,293
Fully-insured loans (5)	38,882	10,060	—	—	—	—
Total consumer real estate	$151,007	$34,589	$13,229	$50,025	$25,868	$5,113

Refreshed FICO score
Less than 620	$3,920	$5,366	$4,633	$2,026	$3,111	$771
Greater than or equal to 620 and less than 680	5,996	3,787	2,796	3,471	4,237	908
Greater than or equal to 680 and less than 740	21,914	6,071	3,201	9,670	7,261	1,495
Greater than or equal to 740	80,295	9,305	2,599	34,858	11,259	1,939
Fully-insured loans (5)	38,882	10,060	—	—	—	—
Total consumer real estate	$151,007	$34,589	$13,229	$50,025	$25,868	$5,113

(1)	Excludes $2.0 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.2 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	June 30, 2015
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,023	$—	$1,266	$237
Greater than or equal to 620 and less than 680	11,624	—	1,748	218
Greater than or equal to 680 and less than 740	33,678	—	10,667	315
Greater than or equal to 740	39,078	—	27,077	1,000
Other internal credit metrics (2, 3, 4)	—	10,276	43,996	230
Total credit card and other consumer	$88,403	$10,276	$84,754	$2,000

(1)	Thirty-one percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $42.6 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $600 million of loans the Corporation no longer originates, primarily student loans.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At June 30, 2015, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	June 30, 2015
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$227,063	$51,656	$24,279	$86,193	$640
Reservable criticized	7,985	688	1,063	1,381	127
Refreshed FICO score (3)
Less than 620					178
Greater than or equal to 620 and less than 680					544
Greater than or equal to 680 and less than 740					1,653
Greater than or equal to 740					3,122
Other internal credit metrics (3, 4)					6,984
Total commercial	$235,048	$52,344	$25,342	$87,574	$13,248

(1)	Excludes $5.7 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $713 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At June 30, 2015, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

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

(3)
Direct/indirect consumer includes $39.7 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $632 million of loans the Corporation no longer originates, primarily student loans.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 177. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

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

Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $2.2 billion were included in TDRs at June 30, 2015, of which $980 million were classified as nonperforming and $915 million were loans fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

At June 30, 2015 and December 31, 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $553 million and $630 million at June 30, 2015 and December 31, 2014. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process as of June 30, 2015 was $6.7 billion.

The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three and six months ended June 30, 2015 and 2014 for impaired loans in the Corporation's Consumer Real Estate portfolio segment and includes primarily loans managed by Legacy Assets & Servicing (LAS). Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate
			June 30, 2015			December 31, 2014
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$17,058	$13,577	$—	$19,710	$15,605	$—
Home equity			3,597	1,752	—	3,540	1,630	—
With an allowance recorded
Residential mortgage			$8,096	$7,923	$477	$7,861	$7,665	$531
Home equity			963	831	197	852	728	196
Total
Residential mortgage			$25,154	$21,500	$477	$27,571	$23,270	$531
Home equity			4,560	2,583	197	4,392	2,358	196

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$14,401	$105	$15,202	$125	$14,897	$213	$15,781	$285
Home equity	1,805	20	1,436	20	1,748	45	1,419	42
With an allowance recorded
Residential mortgage	$7,706	$61	$11,493	$118	$7,646	$125	$11,913	$249
Home equity	744	5	744	5	729	12	747	13
Total
Residential mortgage	$22,107	$166	$26,695	$243	$22,543	$338	$27,694	$534
Home equity	2,549	25	2,180	25	2,477	57	2,166	55

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the June 30, 2015 and 2014 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during the three and six months ended June 30, 2015 and 2014, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are primarily managed by LAS.

Consumer Real Estate – TDRs Entered into During the Three Months Ended June 30, 2015 and 2014 (1)
	June 30, 2015				Three Months Ended June 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$1,409	$1,294	4.87%	4.71%	$25
Home equity	348	285	3.49	3.36	19
Total	$1,757	$1,579	4.60	4.44	$44

	June 30, 2014				Three Months Ended June 30, 2014
Residential mortgage	$1,677	$1,475	5.07%	4.69%	$24
Home equity	236	163	3.97	3.58	29
Total	$1,913	$1,638	4.94	4.55	$53

Consumer Real Estate – TDRs Entered into During the Six Months Ended June 30, 2015 and 2014 (1)
	June 30, 2015				Six Months Ended June 30, 2015
Residential mortgage	$2,760	$2,479	4.98%	4.64%	$42
Home equity	579	447	3.72	3.36	30
Total	$3,339	$2,926	4.76	4.42	$72

	June 30, 2014				Six Months Ended June 30, 2014
Residential mortgage	$2,873	$2,513	5.09%	4.59%	$41
Home equity	420	281	4.17	3.47	44
Total	$3,293	$2,794	4.98	4.45	$85

(1)
TDRs entered into during the three and six months ended June 30, 2015 include modifications with principal forgiveness of $102 million and $261 million related to residential mortgage and $2 million and $3 million related to home equity. TDRs entered into during the three and six months ended June 30, 2014 include modifications with principal forgiveness of $22 million and $39 million related to residential mortgage and none related to home equity.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at June 30, 2015 and 2014 due to sales and other dispositions.

The table below presents the June 30, 2015 and 2014 carrying value for consumer real estate loans that were modified in a TDR during the three and six months ended June 30, 2015 and 2014 by type of modification.

Consumer Real Estate – Modification Programs
	TDRs Entered into During the Three Months Ended June 30, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$95	$3	$98
Principal and/or interest forbearance	—	2	2
Other modifications (1)	11	—	11
Total modifications under government programs	106	5	111
Modifications under proprietary programs
Contractual interest rate reduction	38	1	39
Capitalization of past due amounts	19	1	20
Principal and/or interest forbearance	18	1	19
Other modifications (1)	14	1	15
Total modifications under proprietary programs	89	4	93
Trial modifications	997	230	1,227
Loans discharged in Chapter 7 bankruptcy (2)	102	46	148
Total modifications	$1,294	$285	$1,579

	TDRs Entered into During the Three Months Ended June 30, 2014
Modifications under government programs
Contractual interest rate reduction	$262	$11	$273
Principal and/or interest forbearance	1	3	4
Other modifications (1)	52	—	52
Total modifications under government programs	315	14	329
Modifications under proprietary programs
Contractual interest rate reduction	53	4	57
Capitalization of past due amounts	5	—	5
Principal and/or interest forbearance	15	3	18
Other modifications (1)	4	—	4
Total modifications under proprietary programs	77	7	84
Trial modifications	917	94	1,011
Loans discharged in Chapter 7 bankruptcy (2)	166	48	214
Total modifications	$1,475	$163	$1,638

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Consumer Real Estate – Modification Programs
	TDRs Entered into During the Six Months Ended June 30, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$266	$15	$281
Principal and/or interest forbearance	2	5	7
Other modifications (1)	23	1	24
Total modifications under government programs	291	21	312
Modifications under proprietary programs
Contractual interest rate reduction	113	6	119
Capitalization of past due amounts	50	3	53
Principal and/or interest forbearance	75	9	84
Other modifications (1)	18	26	44
Total modifications under proprietary programs	256	44	300
Trial modifications	1,734	298	2,032
Loans discharged in Chapter 7 bankruptcy (2)	198	84	282
Total modifications	$2,479	$447	$2,926

	TDRs Entered into During the Six Months Ended June 30, 2014
Modifications under government programs
Contractual interest rate reduction	$456	$33	$489
Principal and/or interest forbearance	10	11	21
Other modifications (1)	70	—	70
Total modifications under government programs	536	44	580
Modifications under proprietary programs
Contractual interest rate reduction	161	8	169
Capitalization of past due amounts	31	1	32
Principal and/or interest forbearance	41	8	49
Other modifications (1)	22	4	26
Total modifications under proprietary programs	255	21	276
Trial modifications	1,389	115	1,504
Loans discharged in Chapter 7 bankruptcy (2)	333	101	434
Total modifications	$2,513	$281	$2,794

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and six months ended June 30, 2015 and 2014 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Consumer Real Estate – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended June 30, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value (1)
Modifications under government programs	$99	$1	$100
Modifications under proprietary programs	38	6	44
Loans discharged in Chapter 7 bankruptcy (2)	61	10	71
Trial modifications (3)	468	27	495
Total modifications	$666	$44	$710

	Three Months Ended June 30, 2014
Modifications under government programs	$186	$1	$187
Modifications under proprietary programs	203	3	206
Loans discharged in Chapter 7 bankruptcy (2)	153	41	194
Trial modifications	516	15	531
Total modifications	$1,058	$60	$1,118

	Six Months Ended June 30, 2015
Modifications under government programs	$206	$2	$208
Modifications under proprietary programs	78	18	96
Loans discharged in Chapter 7 bankruptcy (2)	132	20	152
Trial modifications (3)	2,236	51	2,287
Total modifications	$2,652	$91	$2,743

	Six Months Ended June 30, 2014
Modifications under government programs	$344	$2	$346
Modifications under proprietary programs	475	3	478
Loans discharged in Chapter 7 bankruptcy (2)	274	42	316
Trial modifications	1,291	18	1,309
Total modifications	$2,384	$65	$2,449

(1)
Includes loans with a carrying value of $771 million and $545 million that entered into payment default during the six months ended June 30, 2015 and 2014 but were no longer held by the Corporation as of June 30, 2015 and 2014 due to sales and other dispositions.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(3)
Includes $116 million and $1.5 billion for the three and six months ended June 30, 2015 of trial modification offers made in connection with the August 2014 Department of Justice settlement to which the customer has not responded.

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

The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three and six months ended June 30, 2015 and 2014 on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

			June 30, 2015			December 31, 2014
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With no recorded allowance
Direct/Indirect consumer			$55	$24	$—	$59	$25	$—
With an allowance recorded
U.S. credit card			$702	$717	$199	$804	$856	$207
Non-U.S. credit card			128	148	96	132	168	108
Direct/Indirect consumer			39	45	12	76	92	24
Total
U.S. credit card			$702	$717	$199	$804	$856	$207
Non-U.S. credit card			128	148	96	132	168	108
Direct/Indirect consumer			94	69	12	135	117	24

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$24	$—	$30	$—	$24	$—	$29	$—
Other consumer	—	—	34	—	—	—	34	1
With an allowance recorded
U.S. credit card	$776	$11	$1,205	$18	$812	$24	$1,306	$40
Non-U.S. credit card	150	1	224	1	154	2	230	3
Direct/Indirect consumer	57	1	196	3	69	2	227	6
Other consumer	—	—	24	1	—	—	25	1
Total
U.S. credit card	$776	$11	$1,205	$18	$812	$24	$1,306	$40
Non-U.S. credit card	150	1	224	1	154	2	230	3
Direct/Indirect consumer	81	1	226	3	93	2	256	6
Other consumer	—	—	58	1	—	—	59	2

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at June 30, 2015 and December 31, 2014.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014
U.S. credit card	$378	$450	$337	$397	$2	$9	$717	$856	87.92%	84.99%
Non-U.S. credit card	30	41	14	16	104	111	148	168	45.77	47.56
Direct/Indirect consumer	24	50	17	34	28	33	69	117	87.85	85.21
Total renegotiated TDRs	$432	$541	$368	$447	$134	$153	$934	$1,141	81.24	79.51
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

The table below provides information on the Corporation's renegotiated TDR portfolio including the June 30, 2015 and 2014 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and six months ended June 30, 2015 and 2014, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended June 30, 2015 and 2014
	June 30, 2015				Three Months Ended June 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$61	$66	16.96%	4.90%	$6
Non-U.S. credit card	36	42	24.19	0.34	10
Direct/Indirect consumer	7	5	6.03	5.05	2
Total	$104	$113	19.19	3.22	$18

	June 30, 2014				Three Months Ended June 30, 2014
U.S. credit card	$78	$87	16.74%	5.03%	$8
Non-U.S. credit card	47	55	25.36	0.41	15
Direct/Indirect consumer	11	8	8.64	4.87	4
Other consumer	3	3	9.64	5.66	—
Total	$139	$153	19.30	3.37	$27

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Six Months Ended June 30, 2015 and 2014
	June 30, 2015				Six Months Ended June 30, 2015
U.S. credit card	$123	$133	16.98%	5.01%	$8
Non-U.S. credit card	67	79	24.08	0.33	12
Direct/Indirect consumer	12	7	6.59	5.41	5
Total	$202	$219	19.17	3.35	$25

	June 30, 2014				Six Months Ended June 30, 2014
U.S. credit card	$159	$176	16.70%	5.13%	$11
Non-U.S. credit card	91	107	25.47	0.48	17
Direct/Indirect consumer	20	15	9.35	4.68	7
Other consumer	5	5	9.13	5.31	—
Total	$275	$303	19.32	3.47	$35

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and six months ended June 30, 2015 and 2014.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended June 30, 2015
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$43	$23	$—	$66
Non-U.S. credit card	1	1	40	42
Direct/Indirect consumer	1	—	4	5
Total renegotiated TDRs	$45	$24	$44	$113

	Three Months Ended June 30, 2014
U.S. credit card	$58	$29	$—	$87
Non-U.S. credit card	1	2	52	55
Direct/Indirect consumer	2	1	5	8
Other consumer	3	—	—	3
Total renegotiated TDRs	$64	$32	$57	$153

	Six Months Ended June 30, 2015
U.S. credit card	$88	$45	$—	$133
Non-U.S. credit card	2	3	74	79
Direct/Indirect consumer	1	—	6	7
Total renegotiated TDRs	$91	$48	$80	$219

	Six Months Ended June 30, 2014
U.S. credit card	$119	$57	$—	$176
Non-U.S. credit card	4	4	99	107
Direct/Indirect consumer	4	2	9	15
Other consumer	5	—	—	5
Total renegotiated TDRs	$132	$63	$108	$303
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 85 percent of new non-U.S. credit card TDRs and 12 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three and six months ended June 30, 2015 that had been modified in a TDR during the preceding 12 months were $10 million and $22 million for U.S. credit card, $39 million and $80 million for non-U.S. credit card, and $1 million and $2 million for direct/indirect consumer. During the three and six months ended June 30, 2014, loans that entered into payment default that had been modified in a TDR during the preceding 12 months were $12 million and $25 million for U.S. credit card, $54 million and $110 million for non-U.S. credit card, and $1 million and $3 million for direct/indirect consumer.

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

At June 30, 2015 and December 31, 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $265 million and $67 million at June 30, 2015 and December 31, 2014.

The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three and six months ended June 30, 2015 and 2014 for impaired loans in the Corporation's Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

			June 30, 2015			December 31, 2014
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$849	$814	$—	$668	$650	$—
Commercial real estate			90	73	—	60	48	—
Non-U.S. commercial			59	59	—	—	—	—
With an allowance recorded
U.S. commercial			$1,192	$973	$84	$1,139	$839	$75
Commercial real estate			426	237	20	678	495	48
Non-U.S. commercial			150	117	16	47	44	1
U.S. small business commercial (1)			114	103	36	133	122	35
Total
U.S. commercial			$2,041	$1,787	$84	$1,807	$1,489	$75
Commercial real estate			516	310	20	738	543	48
Non-U.S. commercial			209	176	16	47	44	1
U.S. small business commercial (1)			114	103	36	133	122	35

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$710	$5	$480	$3	$669	$8	$499	$5
Commercial real estate	83	—	193	1	77	1	206	2
Non-U.S. commercial	34	1	5	—	19	1	7	—
With an allowance recorded
U.S. commercial	$904	$12	$1,387	$15	$862	$25	$1,347	$30
Commercial real estate	232	2	632	6	282	5	667	13
Non-U.S. commercial	118	—	63	1	92	1	68	2
U.S. small business commercial (1)	108	—	159	1	114	—	165	2
Total
U.S. commercial	$1,614	$17	$1,867	$18	$1,531	$33	$1,846	$35
Commercial real estate	315	2	825	7	359	6	873	15
Non-U.S. commercial	152	1	68	1	111	2	75	2
U.S. small business commercial (1)	108	—	159	1	114	—	165	2

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the June 30, 2015 and 2014 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and six months ended June 30, 2015 and 2014, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended June 30, 2015 and 2014
	June 30, 2015		Three Months Ended June 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$602	$583	$3
Commercial real estate	4	4	—
Non-U.S. commercial	59	59	—
U.S. small business commercial (1)	1	1	—
Total	$666	$647	$3

	June 30, 2014		Three Months Ended June 30, 2014
U.S. commercial	$493	$488	$—
Commercial real estate	39	39	—
Non-U.S. commercial	46	46	—
U.S. small business commercial (1)	3	3	—
Total	$581	$576	$—

Commercial – TDRs Entered into During the Six Months Ended June 30, 2015 and 2014
	June 30, 2015		Six Months Ended June 30, 2015
U.S. commercial	$794	$773	$6
Commercial real estate	28	28	—
Non-U.S. commercial	66	66	—
U.S. small business commercial (1)	3	4	—
Total	$891	$871	$6

	June 30, 2014		Six Months Ended June 30, 2014
U.S. commercial	$740	$726	$2
Commercial real estate	282	282	—
Non-U.S. commercial	46	46	—
U.S. small business commercial (1)	4	4	—
Total	$1,072	$1,058	$2

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $132 million and $63 million for U.S. commercial and $28 million and $82 million for commercial real estate at June 30, 2015 and 2014.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the settlement with FNMA. For more information on the settlement with FNMA, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference in the three and six months ended June 30, 2015 were primarily due to a decrease in forecasted prepayment speeds as a result of higher interest rates. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Accretable yield, beginning of period	$5,167	$5,608
Accretion	(220)	(453)
Disposals/transfers	(129)	(265)
Reclassifications from nonaccretable difference	150	78
Accretable yield, June 30, 2015	$4,968	$4,968

During the three and six months ended June 30, 2015, the Corporation sold PCI loans with a carrying value of $401 million and $987 million, excluding the related allowance of $65 million and $175 million. During the three and six months ended June 30, 2014, the Corporation sold PCI loans with a carrying value of $98 million and $552 million, excluding the related allowance of $28 million and $186 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.

Loans Held-for-sale

The Corporation had LHFS of $6.9 billion and $12.8 billion at June 30, 2015 and December 31, 2014. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $23.2 billion and $19.8 billion for the six months ended June 30, 2015 and 2014. Cash used for originations and purchases of LHFS totaled $19.9 billion and $18.8 billion for the six months ended June 30, 2015 and 2014.

NOTE 5 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, April 1	$5,250	$3,929	$4,497	$13,676
Loans and leases charged off	(533)	(896)	(124)	(1,553)
Recoveries of loans and leases previously charged off	205	204	76	485
Net charge-offs	(328)	(692)	(48)	(1,068)
Write-offs of PCI loans	(290)	—	—	(290)
Provision for loan and lease losses	108	445	176	729
Other (1)	1	20	—	21
Allowance for loan and lease losses, June 30	4,741	3,702	4,625	13,068
Reserve for unfunded lending commitments, April 1	—	—	537	537
Provision for unfunded lending commitments	—	—	51	51
Reserve for unfunded lending commitments, June 30	—	—	588	588
Allowance for credit losses, June 30	$4,741	$3,702	$5,213	$13,656

	Three Months Ended June 30, 2014
Allowance for loan and lease losses, April 1	$7,556	$4,775	$4,287	$16,618
Loans and leases charged off	(632)	(1,051)	(161)	(1,844)
Recoveries of loans and leases previously charged off	428	241	102	771
Net charge-offs	(204)	(810)	(59)	(1,073)
Write-offs of PCI loans	(160)	—	—	(160)
Provision for loan and lease losses	(284)	441	260	417
Other (1)	—	11	(2)	9
Allowance for loan and lease losses, June 30	6,908	4,417	4,486	15,811
Reserve for unfunded lending commitments, April 1	—	—	509	509
Provision for unfunded lending commitments	—	—	(6)	(6)
Reserve for unfunded lending commitments, June 30	—	—	503	503
Allowance for credit losses, June 30	$6,908	$4,417	$4,989	$16,314

	Six Months Ended June 30, 2015
Allowance for loan and lease losses, January 1	$5,935	$4,047	$4,437	$14,419
Loans and leases charged off	(1,085)	(1,860)	(253)	(3,198)
Recoveries of loans and leases previously charged off	388	420	128	936
Net charge-offs	(697)	(1,440)	(125)	(2,262)
Write-offs of PCI loans	(578)	—	—	(578)
Provision for loan and lease losses	80	1,092	313	1,485
Other (1)	1	3	—	4
Allowance for loan and lease losses, June 30	4,741	3,702	4,625	13,068
Reserve for unfunded lending commitments, January 1	—	—	528	528
Provision for unfunded lending commitments	—	—	60	60
Reserve for unfunded lending commitments, June 30	—	—	588	588
Allowance for credit losses, June 30	$4,741	$3,702	$5,213	$13,656

	Six Months Ended June 30, 2014
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(1,228)	(2,179)	(305)	(3,712)
Recoveries of loans and leases previously charged off	595	459	197	1,251
Net charge-offs	(633)	(1,720)	(108)	(2,461)
Write-offs of PCI loans	(551)	—	—	(551)
Provision for loan and lease losses	(425)	1,232	594	1,401
Other (1)	(1)	—	(5)	(6)
Allowance for loan and lease losses, June 30	6,908	4,417	4,486	15,811
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	19	19
Reserve for unfunded lending commitments, June 30	—	—	503	503
Allowance for credit losses, June 30	$6,908	$4,417	$4,989	$16,314

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

During the three and six months ended June 30, 2015, for the PCI loan portfolio, the Corporation recorded provision expense of $78 million and $28 million with a corresponding increase in the valuation allowance included as part of the allowance for loan and lease losses. This compared to a benefit of $106 million in the provision for credit losses for both of the same periods in 2014. Write-offs in the PCI loan portfolio totaled $290 million and $578 million with a corresponding decrease in the PCI valuation allowance during the three and six months ended June 30, 2015 compared to $160 million and $551 million for the same periods in 2014. Write-offs included $65 million and $175 million associated with the sale of PCI loans during the three and six months ended June 30, 2015 compared to $28 million and $186 million for the same periods in 2014. The valuation allowance associated with the PCI loan portfolio was $1.1 billion and $1.7 billion at June 30, 2015 and December 31, 2014.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at June 30, 2015 and December 31, 2014.

Allowance and Carrying Value by Portfolio Segment
	June 30, 2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$674	$307	$156	$1,137
Carrying value (3)	24,083	934	2,376	27,393
Allowance as a percentage of carrying value	2.80%	32.87%	6.57%	4.15%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$2,965	$3,395	$4,469	$10,829
Carrying value (3, 4)	237,406	184,499	411,180	833,085
Allowance as a percentage of carrying value (4)	1.25%	1.84%	1.09%	1.30%
Purchased credit-impaired loans
Valuation allowance	$1,102	n/a	n/a	$1,102
Carrying value gross of valuation allowance	18,342	n/a	n/a	18,342
Valuation allowance as a percentage of carrying value	6.01%	n/a	n/a	6.01%
Total
Allowance for loan and lease losses	$4,741	$3,702	$4,625	$13,068
Carrying value (3, 4)	279,831	185,433	413,556	878,820
Allowance as a percentage of carrying value (4)	1.69%	2.00%	1.12%	1.49%

	December 31, 2014
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$727	$339	$159	$1,225
Carrying value (3)	25,628	1,141	2,198	28,967
Allowance as a percentage of carrying value	2.84%	29.71%	7.23%	4.23%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$3,556	$3,708	$4,278	$11,542
Carrying value (3, 4)	255,525	183,430	384,019	822,974
Allowance as a percentage of carrying value (4)	1.39%	2.02%	1.11%	1.40%
Purchased credit-impaired loans
Valuation allowance	$1,652	n/a	n/a	$1,652
Carrying value gross of valuation allowance	20,769	n/a	n/a	20,769
Valuation allowance as a percentage of carrying value	7.95%	n/a	n/a	7.95%
Total
Allowance for loan and lease losses	$5,935	$4,047	$4,437	$14,419
Carrying value (3, 4)	301,922	184,571	386,217	872,710
Allowance as a percentage of carrying value (4)	1.97%	2.19%	1.15%	1.65%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $36 million and $35 million related to impaired U.S. small business commercial at June 30, 2015 and December 31, 2014.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.6 billion and $8.7 billion at June 30, 2015 and December 31, 2014.
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

The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2015 and December 31, 2014, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at June 30, 2015 and December 31, 2014 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs to hold collateral. These securities and loans are included in Note 3 – Securities or Note 4 – Outstanding Loans and Leases. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables in this Note.

Except as described below and in Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2015 or the year ended December 31, 2014 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2015 and 2014.

First-lien Mortgage Securitizations
	Three Months Ended June 30
	Residential Mortgage
	Agency		Non-agency - Subprime		Commercial Mortgage
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Cash proceeds from new securitizations (1)	$7,101	$7,552	$—	$809	$2,732	$1,508
Gain (loss) on securitizations (2)	184	(21)	—	49	39	24

	Six Months Ended June 30
	2015	2014	2015	2014	2015	2014
Cash proceeds from new securitizations (1)	$14,672	$15,018	$—	$809	$4,888	$2,212
Gain (loss) on securitizations (2)	357	(32)	—	49	32	51

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $262 million and $431 million, net of hedges, during the three and six months ended June 30, 2015 compared to $185 million and $383 million for the same periods in 2014, are not included in the table above.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $5.9 billion and $11.3 billion in connection with first-lien mortgage securitizations for the three and six months ended June 30, 2015 compared to $354 million and $860 million for the same periods in 2014. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and six months ended June 30, 2015 and 2014, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $353 million and $741 million during the three and six months ended June 30, 2015 compared to $454 million and $948 million for the same periods in 2014. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $8.9 billion and $10.4 billion at June 30, 2015 and December 31, 2014. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and six months ended June 30, 2015, $775 million and $1.9 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications compared to $1.1 billion and $2.4 billion for the same periods in 2014. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

During the three months ended June 30, 2015, the Corporation deconsolidated agency residential mortgage securitization vehicles with total assets of $1.5 billion following the sale of retained interests to third parties, after which the Corporation no longer had the unilateral ability to liquidate the vehicles. Gains on sale of $106 million were recorded in other income in the Consolidated Statement of Income.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2015 and December 31, 2014.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Unconsolidated VIEs
Maximum loss exposure (1)	$24,816	$14,918	$1,163	$1,288	$3,132	$3,167	$684	$710	$354	$352
On-balance sheet assets
Senior securities held (2):
Trading account assets	$1,206	$584	$3	$3	$25	$14	$87	$81	$99	$54
Debt securities carried at fair value	22,921	13,473	716	816	2,675	2,811	369	383	—	76
Held-to-maturity securities	672	837	—	—	—	—	—	—	38	42
Subordinate securities held (2):
Trading account assets	—	—	—	—	29	—	2	1	49	58
Debt securities carried at fair value	—	—	13	12	3	5	32	—	55	58
Held-to-maturity securities	—	—	—	—	—	—	—	—	14	15
Residual interests held	—	—	3	10	—	—	—	—	10	22
All other assets (3)	17	24	48	56	—	1	194	245	—	—
Total retained positions	$24,816	$14,918	$783	$897	$2,732	$2,831	$684	$710	$265	$325
Principal balance outstanding (4)	$338,751	$397,055	$18,334	$20,167	$30,753	$32,592	$46,313	$50,054	$30,505	$20,593

Consolidated VIEs
Maximum loss exposure (1)	$32,598	$38,345	$73	$77	$195	$206	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$911	$1,538	$—	$—	$29	$30	$—	$—	$—	$—
Loans and leases	30,988	36,187	123	130	740	768	—	—	—	—
Allowance for loan and lease losses	(2)	(2)	—	—	—	—	—	—	—	—
All other assets	701	623	3	6	19	15	—	—	—	—
Total assets	$32,598	$38,346	$126	$136	$788	$813	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$—	$1	$53	$56	$755	$770	$—	$—	$—	$—
All other liabilities	15	—	—	3	4	13	—	—	—	—
Total liabilities	$15	$1	$53	$59	$759	$783	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 17 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $180 million and $635 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $180 million and $635 million, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at June 30, 2015 and December 31, 2014.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and six months ended June 30, 2015 and 2014, and all of the home equity trusts that hold revolving home equity lines of credit have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at June 30, 2015 and December 31, 2014.

Home Equity Loan VIEs
	June 30, 2015			December 31, 2014
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$880	$4,928	$5,808	$991	$5,224	$6,215
On-balance sheet assets
Trading account assets	$—	$69	$69	$—	$14	$14
Debt securities carried at fair value	—	114	114	—	39	39
Loans and leases	891	—	891	1,014	—	1,014
Allowance for loan and lease losses	(50)	—	(50)	(56)	—	(56)
All other assets	39	—	39	33	—	33
Total	$880	$183	$1,063	$991	$53	$1,044
On-balance sheet liabilities
Long-term debt	$933	$—	$933	$1,076	$—	$1,076
Total	$933	$—	$933	$1,076	$—	$1,076
Principal balance outstanding	$891	$5,869	$6,760	$1,014	$6,362	$7,376

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

The maximum loss exposure in the table above includes the Corporation's obligation to provide subordinate funding to the consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At June 30, 2015 and December 31, 2014, home equity loan securitizations in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $5.7 billion and $6.3 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $27 million and $39 million at June 30, 2015 and December 31, 2014, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows.

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

The table below summarizes select information related to consolidated credit card securitization trusts in which the Corporation held a variable interest at June 30, 2015 and December 31, 2014.

Credit Card VIEs
(Dollars in millions)	June 30 2015	December 31 2014
Consolidated VIEs
Maximum loss exposure	$38,292	$43,139
On-balance sheet assets
Loans and leases (1)	$49,311	$53,068
Allowance for loan and lease losses	(1,654)	(1,904)
All other assets (2)	1,365	392
Total assets	$49,022	$51,556
On-balance sheet liabilities
Long-term debt	$10,689	$8,401
All other liabilities	41	16
Total liabilities	$10,730	$8,417

(1)	At June 30, 2015 and December 31, 2014, loans and leases included $29.2 billion and $36.9 billion of seller's interest.

(2)	At June 30, 2015 and December 31, 2014, all other assets included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

During the three and six months ended June 30, 2015, $1.2 billion and $2.3 billion of new senior debt securities were issued to third-party investors from the credit card securitization trust compared to $1.3 billion and $3.0 billion for the same periods in 2014.

The Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.7 billion and $7.4 billion at June 30, 2015 and December 31, 2014. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $194 million and $371 million of these subordinate securities issued during the three and six months ended June 30, 2015 compared to $202 million and $484 million for the same periods in 2014.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at June 30, 2015 and December 31, 2014.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Unconsolidated VIEs
Maximum loss exposure	$7,666	$8,569	$1,755	$2,100	$67	$77
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,199	$767	$2	$25	$—	$6
Debt securities carried at fair value	5,614	6,945	—	—	57	61
Held-to-maturity securities	710	740	—	—	—	—
Subordinate securities held (1, 2):
Trading account assets	73	37	—	—	—	—
Debt securities carried at fair value	70	73	—	—	—	—
Residual interests held (3)	—	7	—	—	—	—
All other assets	—	—	—	—	10	10
Total retained positions	$7,666	$8,569	$2	$25	$67	$77
Total assets of VIEs (4)	$33,339	$28,065	$2,781	$3,314	$440	$1,276

Consolidated VIEs
Maximum loss exposure	$439	$654	$1,682	$2,440	$—	$92
On-balance sheet assets
Trading account assets	$666	$1,295	$1,693	$2,452	$—	$—
Loans held-for-sale	—	—	—	—	—	555
All other assets	—	—	1	—	—	54
Total assets	$666	$1,295	$1,694	$2,452	$—	$609
On-balance sheet liabilities
Short-term borrowings	$—	$—	$358	$1,032	$—	$—
Long-term debt	227	641	12	12	—	516
All other liabilities	—	—	—	—	—	1
Total liabilities	$227	$641	$370	$1,044	$—	$517

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $6.9 billion and $13.0 billion of securities during the three and six months ended June 30, 2015 compared to $3.9 billion and $6.1 billion for the same periods in 2014. Securities transferred into resecuritization vehicles during the three and six months ended June 30, 2015 and 2014 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.8 billion and $2.1 billion at June 30, 2015 and December 31, 2014. The weighted-average remaining life of bonds held in the trusts at June 30, 2015 was 7.1 years. There were no material write-downs or downgrades of assets or issuers during the three and six months ended June 30, 2015 and 2014.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At June 30, 2015 and December 31, 2014, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $440 million and $1.9 billion, including trusts collateralized by automobile loans of $238 million and $400 million, student loans of $0 and $609 million, and other loans of $202 million and $876 million.

Other Variable Interest Entities

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2015 and December 31, 2014.

Other VIEs
	June 30, 2015			December 31, 2014
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$6,632	$10,769	$17,401	$7,981	$12,391	$20,372
On-balance sheet assets
Trading account assets	$1,564	$324	$1,888	$1,575	$355	$1,930
Debt securities carried at fair value	—	165	165	—	483	483
Loans and leases	3,414	2,339	5,753	4,020	2,693	6,713
Allowance for loan and lease losses	(5)	—	(5)	(6)	—	(6)
Loans held-for-sale	413	261	674	1,267	814	2,081
All other assets	1,553	6,500	8,053	1,646	6,658	8,304
Total	$6,939	$9,589	$16,528	$8,502	$11,003	$19,505
On-balance sheet liabilities
Long-term debt (1)	$1,802	$—	$1,802	$1,834	$—	$1,834
All other liabilities	49	2,534	2,583	105	2,643	2,748
Total	$1,851	$2,534	$4,385	$1,939	$2,643	$4,582
Total assets of VIEs	$6,939	$38,761	$45,700	$8,502	$41,467	$49,969

(1)
Includes $780 million and $722 million of long-term debt at June 30, 2015 and $780 million and $584 million of long-term debt at December 31, 2014 issued by consolidated investment vehicles and customer vehicles, respectively, which has recourse to the general credit of the Corporation.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $3.4 billion and $4.7 billion at June 30, 2015 and December 31, 2014, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $655 million and $658 million at June 30, 2015 and December 31, 2014, that are included in the table above.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated CDOs totaled $628 million and $780 million at June 30, 2015 and December 31, 2014. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.

At June 30, 2015, the Corporation had $998 million of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 10 – Commitments and Contingencies.

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2015 and December 31, 2014, the Corporation's consolidated investment vehicles had total assets of $1.2 billion and $1.1 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $9.8 billion and $11.2 billion at June 30, 2015 and December 31, 2014. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $3.9 billion and $5.1 billion at June 30, 2015 and December 31, 2014 comprised primarily of on-balance sheet assets less non-recourse liabilities.

The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $250 million and $660 million, including a funded balance of $138 million and $431 million at June 30, 2015 and December 31, 2014, which were classified in other debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $3.1 billion and $3.3 billion at June 30, 2015 and December 31, 2014. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles with total assets of $6.2 billion at both June 30, 2015 and December 31, 2014, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

NOTE 7 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sells pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monoline insurers or other financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors as applicable (collectively, repurchases). In all such cases, subsequent to repurchasing the loan, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, including the applicable statute of limitations for contractual claims, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as provided by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor, where the contract so provides. In the case of private-label securitizations, the applicable agreements may permit investors, which in some instances include the GSEs, with sufficient holdings to direct or influence action by the securitization trustee. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer or other financial guarantor (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan's performance. Currently, the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the claims are typically resolved promptly.

New York Court Decision on Statute of Limitations

On June 11, 2015, the New York Court of Appeals, New York's highest appellate court, issued its opinion in ACE Securities Corp. v. DB Structured Products, Inc. (ACE), holding that, under New York law the six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. In addition, the Court of Appeals held that compliance with the contractual notice and cure period was a pre-condition to filing suit, and claims that did not comply with such contractual requirements prior to the expiration of the statute of limitations period were invalid. While no entity affiliated with the Corporation was a party to this litigation, the vast majority of the private-label RMBS trusts into which entities affiliated with the Corporation sold loans and made representations and warranties are governed by New York law, and the ACE decision should therefore apply to representations and warranties claims and litigation brought on those RMBS trusts. A significant number of representations and warranties claims and lawsuits brought against the Corporation have involved or may involve claims where the statute of limitations has expired under the ACE decision and are therefore time-barred. The Corporation treats time-barred claims as resolved and no longer outstanding; however, while post-ACE case law is in very early stages, investors or trustees may seek to distinguish certain aspects of the ACE ruling or to assert other claims seeking to avoid the impact of the ACE ruling. The impact on the Corporation, if any, of such claims is unclear at this time. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss are based upon currently available information, significant judgment, and a number of factors and assumptions, including those discussed in Liability for Representations and Warranties and Corporate Guarantees in this Note, that are subject to change. Changes to any one of these factors could significantly impact the liability for representations and warranties exposures and the corresponding estimated range of possible loss and could have a material adverse impact on the Corporation's results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Settlement Actions

The Corporation has vigorously contested any request for repurchase where it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, the Corporation has reached bulk settlements, including various settlements with the GSEs, and including settlement amounts which have been significant, with counterparties in lieu of a loan-by-loan review process. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, which may be addressed separately. The Corporation's liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation's results of operations or cash flows for any particular reporting period. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. The following provides a summary of the settlement with Bank of New York Mellon (BNY Mellon), which remains subject to the satisfaction of certain conditions. For a discussion of other large settlement actions entered into by the Corporation in recent years, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Settlement with the Bank of New York Mellon, as Trustee

On March 5, 2015, the New York Appellate Division, First Department issued an order unanimously approving the BNY Mellon Settlement in all respects. The deadline for further appeal has passed. On April 22, 2015, the New York County Supreme Court entered final judgment approving the settlement. The BNY Mellon Settlement remains subject to certain conditions, including that an Internal Revenue Service private letter ruling be obtained confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts and that certain state tax opinions be obtained. If those conditions are not satisfied by December 31, 2015, the Corporation and Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. If the conditions are not satisfied, or if the Corporation and Countrywide withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation's future representations and warranties losses could be substantially different from existing accruals and the estimated range of possible loss over existing accruals described under Private-label Securitizations and Whole-loan Sales Experience in this Note. For a description of the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and Note 7 – Representations and Warranties Obligations and Corporate Guarantees of the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, the Corporation determines that the applicable statute of limitations has expired (beginning in this quarter, this is determined, where applicable, in accordance with the ACE decision), or representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution in one of the ways described above. Certain of the claims that have been received are duplicate claims which represent more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews.

The table below presents unresolved repurchase claims at June 30, 2015 and December 31, 2014. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note.

Unresolved Repurchase Claims by Counterparty and Product Type
(Dollars in millions)	June 30 2015	December 31 2014 (1)
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3)	$19,431	$24,489
Monolines (4)	1,631	1,546
GSEs	31	59
Total gross claims (3)	21,093	26,094
Duplicate claims (5)	(2,622)	(3,248)
Total unresolved repurchase claims by counterparty, net of duplicate claims	$18,471	$22,846
By product type
Prime loans	$200	$587
Alt-A	1,208	2,397
Home equity	2,195	2,485
Pay option	4,986	6,294
Subprime	12,495	14,121
Other	9	210
Total (3)	21,093	26,094
Duplicate claims (5)	(2,622)	(3,248)
Total unresolved repurchase claims by product type, net of duplicate claims	$18,471	$22,846

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

(3)
Includes $12.0 billion and $14.1 billion of claims based on individual file reviews and $7.4 billion and $10.4 billion of claims submitted without individual file reviews at June 30, 2015 and December 31, 2014.

(4)	At June 30, 2015, substantially all of the unresolved monoline claims are currently the subject of litigation with a single monoline insurer and predominately pertain to second-lien loans.

(5)
Represents more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews. The June 30, 2015 and December 31, 2014 amounts include approximately $2.5 billion and $2.9 billion of duplicate claims related to private-label investors submitted without individual loan file reviews.

During the three and six months ended June 30, 2015, the Corporation received $224 million and $3.6 billion in new repurchase claims, primarily $3.2 billion in claims submitted without individual loan file reviews. During the three and six months ended June 30, 2015, $7.3 billion and $7.5 billion in claims, net of duplicate claims, were resolved, including $7.1 billion which are deemed resolved as a result of the ACE decision.

In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty and Product Type table, the Corporation has received notifications from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions indicating that the Corporation may have indemnity obligations with respect to loans for which the Corporation has not received a repurchase request. These notifications totaled $2.0 billion at both June 30, 2015 and December 31, 2014. The Corporation has considered this risk in the estimated range of possible loss.

The Corporation also from time to time receives correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. The Corporation believes such communications to be procedurally and/or substantively invalid, and generally does not respond.

The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and receipt of other communications, as discussed above, are all factors that inform the Corporation's liability for representations and warranties and the corresponding estimated range of possible loss.

Government-sponsored Enterprises Experience

As a result of various bulk settlements with the GSEs, the Corporation has resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, the Corporation's exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $18.3 billion and loans with certain characteristics excluded from the settlements that the Corporation does not believe will be material, such as certain specified violations of the GSEs' charters, fraud and title defects. As of June 30, 2015, of the $18.3 billion, approximately $15.9 billion in principal has been paid and $986 million in principal has defaulted or was severely delinquent. At June 30, 2015, the notional amount of unresolved repurchase claims submitted by the GSEs was $25 million related to these vintages.

Private-label Securitizations and Whole-loan Sales Experience

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies made various representations and warranties. When the Corporation provided representations and warranties in connection with the sale of whole loans, the whole-loan investors may retain the right to make repurchase claims even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. In other third-party securitizations, the whole-loan investors' rights to enforce the representations and warranties were transferred to the securitization trustees. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files directly.

In private-label securitizations, the applicable contracts provide that investors must meet certain presentation thresholds to issue a binding direction to a trustee to assert repurchase claims. However, in certain circumstances, the Corporation believes that trustees have presented repurchase claims without requiring investors to meet contractual voting rights thresholds. New private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement.

At June 30, 2015 and December 31, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims, net of duplicate claims, submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $16.8 billion and $21.2 billion. These repurchase claims at June 30, 2015 exclude claims in the amount of $7.1 billion, net of duplicate claims, where the statute of limitations has expired without litigation being commenced (beginning in this quarter, this is determined, where applicable, in accordance with the ACE decision). At December 31, 2014, time-barred claims of $5.2 billion, net of duplicate claims, were included in unresolved repurchase claims. The notional amount of unresolved repurchase claims at both June 30, 2015 and December 31, 2014 includes $3.5 billion of claims, net of duplicate claims, related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities.
The decrease in the notional amount of outstanding unresolved repurchase claims, net of duplicate claims, in the three and six months ended June 30, 2015 is primarily due to the impact of the ACE decision. Excluding time-barred claims that were treated as outstanding at December 31, 2014, the remaining outstanding unresolved repurchase claims are driven by: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans that is necessary to evaluate a claim.

The Corporation reviews properly presented repurchase claims on a loan-by-loan basis. Claims that are time-barred under the ACE decision are treated as resolved. If, after the Corporation's review of timely claims, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation's denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. When a claim has been denied and the Corporation does not hear from the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution in one of the manners described above. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. The Corporation has performed an initial review with respect to substantially all of these claims and, although the Corporation does not believe a valid basis for repurchase has been established by the claimant, it considers such claims activity in the computation of its liability for representations and warranties.

Parties seeking to pursue claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor has expired may pursue other claims against the sponsor and/or assert claims against other contractual parties. For example, institutional investors have filed lawsuits against trustees based upon alleged contractual, statutory and tort theories of liability and alleging failure to pursue representations and warranties claims and servicer defaults. The impact on the Corporation, if any, of such legal theories or claims is unclear at this time.

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

The Corporation's liability and corresponding estimated range of possible loss at June 30, 2015 for obligations under representations and warranties given to the GSEs considers a number of factors. These include the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. In addition, the liability for representations and warranties and corporate guarantees and corresponding estimated range of possible loss consider such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors.

The Corporation's non-GSE representations and warranties liability and the corresponding estimated range of possible loss at June 30, 2015 considers, among other things, implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the trusts covered by the settlement and the remainder of the population of private-label securitizations where the statute of limitations for representations and warranties claims has not expired, and assumes that, for those trusts where timely representations and warranties claims exist or are still possible, the conditions to the BNY Mellon Settlement will be met. Since the securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also considers more recent experience, such as claim activity, notification of potential indemnification obligations, its experience with various counterparties, the ACE decision summarized above and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

A factor that impacts the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures is the likelihood that timely claims will be presented, which is impacted by a number of factors, including whether the applicable statute of limitations has lapsed, as well as the contractual provisions that investors meet certain presentation thresholds under the non-GSE securitization agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. However, in certain circumstances, the Corporation believes that trustees have presented repurchase claims without requiring investors to meet contractual voting rights thresholds. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, claimants have come forward on certain securitizations and the Corporation believes it is probable that other claimants may continue to come forward with claims that meet the contractual requirements of other securitizations. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Estimated Range of Possible Loss in this Note.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Liability for representations and warranties and corporate guarantees, beginning of period	$11,992	$13,411	$12,081	$13,282
Additions for new sales	2	2	3	5
Net reductions	(233)	(1,417)	(407)	(1,469)
Provision (benefit)	(205)	88	(121)	266
Liability for representations and warranties and corporate guarantees, June 30	$11,556	$12,084	$11,556	$12,084

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of June 30, 2015. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. The benefit in the provision for representations and warranties for the three and six months compared to a provision in the same periods in 2014 was primarily driven by the impact of the ACE decision, as time-barred claims are now treated as resolved.

Estimated Range of Possible Loss

The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at June 30, 2015 compared to up to $4 billion at March 31, 2015. The decrease in the estimated range of possible loss is primarily driven by the impact of the ACE decision on the Corporation's estimate of ongoing representations and warranties risk. The Corporation treats claims that are time-barred under the ACE decision as resolved and no longer considers such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider losses related to servicing (except as such losses are included as potential costs of the BNY Mellon Settlement), including foreclosure and related costs, fraud, indemnity, or claims (including for RMBS) related to securities law or monoline insurance litigation. Losses with respect to one or more of these matters could be material to the Corporation's results of operations or cash flows for any particular reporting period.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation's assumptions in predictive models, including, without limitation, ultimate resolution of the BNY Mellon Settlement, the actual repurchase rates on loans in trusts not settled as part of the BNY Mellon settlement which may be different than the implied repurchase experience, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations, potential indemnity obligations to third parties to whom the Corporation has sold loans subject to representations and warranties and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous than those given in GSE transactions, the Corporation does not have sufficient experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

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

Loan Repurchases and Indemnification Payments (excluding cash payments for settlements)
	Three Months Ended June 30
	2015			2014
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$38	$42	$12	$58	$63	$20
Indemnification payments	260	28	27	142	80	80
Total first-lien	298	70	39	200	143	100
Home equity, indemnification payments	2	2	2	3	3	3
Total first-lien and home equity	$300	$72	$41	$203	$146	$103

	Six Months Ended June 30
	2015			2014
First-lien
Repurchases	$73	$80	$22	$104	$114	$32
Indemnification payments	359	51	50	243	108	108
Total first-lien	432	131	72	347	222	140
Home equity, indemnification payments	6	6	6	14	14	14
Total first-lien and home equity	$438	$137	$78	$361	$236	$154

The amounts in the table above exclude amounts paid in monoline settlements during 2015 and 2014, including payments made directly to securitization trusts.

NOTE 8 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at June 30, 2015 and December 31, 2014. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	June 30 2015	December 31 2014
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,698	9,698
Global Banking	23,923	23,923
Global Markets	5,197	5,197
All Other	834	836
Total goodwill	$69,775	$69,777

There was no goodwill in LAS at June 30, 2015 and December 31, 2014.

Intangible Assets

The table below presents the gross carrying value and accumulated amortization for intangible assets at June 30, 2015 and December 31, 2014.

Intangible Assets (1, 2)
	June 30, 2015			December 31, 2014
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,512	$4,672	$840	$5,504	$4,527	$977
Core deposit intangibles	1,779	1,445	334	1,779	1,382	397
Customer relationships	4,025	2,822	1,203	4,025	2,648	1,377
Affinity relationships	1,566	1,325	241	1,565	1,283	282
Other intangibles	2,045	475	1,570	2,045	466	1,579
Total intangible assets	$14,927	$10,739	$4,188	$14,918	$10,306	$4,612

(1)	Excludes fully amortized intangible assets.

(2)	At June 30, 2015 and December 31, 2014, none of the intangible assets were impaired.

The table below presents intangible asset amortization expense for the three and six months ended June 30, 2015 and 2014.

Amortization Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Purchased credit card and affinity relationships	$89	$102	$178	$207
Core deposit intangibles	31	36	63	72
Customer relationships	87	91	174	182
Other intangibles	5	6	10	13
Total amortization expense	$212	$235	$425	$474

The table below presents estimated future intangible asset amortization expense as of June 30, 2015.

Estimated Future Amortization Expense
(Dollars in millions)	Remainder of 2015	2016	2017	2018	2019	2020
Purchased credit card and affinity relationships	$179	$299	$239	$180	$121	$62
Core deposit intangibles	60	104	90	80	—	—
Customer relationships	166	325	310	302	—	—
Other intangibles	5	9	6	4	2	—
Total estimated future amortization expense	$410	$737	$645	$566	$123	$62

NOTE 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings.

	Three Months Ended June 30				Six Months Ended June 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Average during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$214,326	$235,393	0.50%	0.51%	$214,130	$224,012	0.47%	0.51%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$219,946	$222,524	1.03%	1.10%	$217,348	$213,714	0.97%	1.07%
Short-term borrowings	32,142	48,723	1.49	1.26	30,785	48,447	1.48	1.01
Total	$252,088	$271,247	1.09	1.13	$248,133	$262,161	1.03	1.06

Maximum month-end balance during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$224,701	$240,122			$226,502	$240,122

Federal funds purchased and securities loaned or sold under agreements to repurchase	$227,753	$240,154			$227,753	$240,154
Short-term borrowings	39,903	50,071			39,903	51,409

	June 30, 2015				December 31, 2014
	Amount	Rate			Amount	Rate
Period-end
Federal funds sold and securities borrowed or purchased under agreements to resell	$199,903	0.51%			$191,823	0.47%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$213,024	0.92%			$201,277	0.98%
Short-term borrowings	39,903	1.18			31,172	1.47
Total	$252,927	0.95			$232,449	1.04

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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2015 and December 31, 2014. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

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

Securities Financing Agreements
	June 30, 2015
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell (1)	$337,193	$(137,290)	$199,903	$(152,072)	$47,831

Securities loaned or sold under agreements to repurchase	$350,306	$(137,290)	$213,016	$(173,851)	$39,165
Other	12,723	—	12,723	(12,723)	—
Total	$363,029	$(137,290)	$225,739	$(186,574)	$39,165

	December 31, 2014
Securities borrowed or purchased under agreements to resell (1)	$316,567	$(124,744)	$191,823	$(145,573)	$46,250

Securities loaned or sold under agreements to repurchase	$326,007	$(124,744)	$201,263	$(164,306)	$36,957
Other	11,641	—	11,641	(11,641)	—
Total	$337,648	$(124,744)	$212,904	$(175,947)	$36,957

(1)	Excludes repurchase activity of $9.6 billion and $5.6 billion reported in loans and leases on the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014.

Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings

The tables below present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Also included in "Other" are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. At June 30, 2015, the Corporation had no outstanding repurchase-to-maturity transactions.

Remaining Contractual Maturity
	June 30, 2015
(Dollars in millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	After 90 Days through 1 Year	After 1 Year (1)	Total
Securities sold under agreements to repurchase	$147,401	$86,117	$50,447	$25,439	$500	$309,904
Securities loaned	34,615	1,161	2,205	2,229	192	40,402
Other	12,723	—	—	—	—	12,723
Total	$194,739	$87,278	$52,652	$27,668	$692	$363,029

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged (1)
(Dollars in millions)	June 30 2015
U.S. government and agency securities	$148,102
Corporate securities, trading loans and other	13,684
Equity securities	65,018
Non-U.S. sovereign debt	122,694
Mortgage trading loans and ABS	13,531
Total	$363,029

(1)	Amounts represent the carrying value of securities sold under agreements to repurchase and securities loaned by each class of collateral pledged.

The Corporation is required to post collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. For securities loaned transactions, the Corporation receives collateral in the form of cash, letters of credit or other securities. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and the Corporation may be required to deposit additional collateral or may receive or return collateral pledged when appropriate. Repurchase agreements and securities loaned transactions are generally either overnight, continuous (i.e., no stated term) or short-term. The Corporation manages liquidity risks related to these agreements by sourcing funding from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $13.7 billion and $15.7 billion at June 30, 2015 and December 31, 2014. At June 30, 2015, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $606 million, including deferred revenue of $18 million and a reserve for unfunded lending commitments of $588 million. At December 31, 2014, the comparable amounts were $546 million, $18 million and $528 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $8.1 billion and $9.9 billion at June 30, 2015 and December 31, 2014 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $392 million and $405 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments
	June 30, 2015
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$70,970	$104,064	$135,726	$44,788	$355,548
Home equity lines of credit	6,616	20,139	8,026	17,342	52,123
Standby letters of credit and financial guarantees (1)	10,242	4,151	1,144	18,135	33,672
Letters of credit	2,177	52	3	258	2,490
Legally binding commitments	90,005	128,406	144,899	80,523	443,833
Credit card lines (2)	376,604	—	—	—	376,604
Total credit extension commitments	$466,609	$128,406	$144,899	$80,523	$820,437

	December 31, 2014
Notional amount of credit extension commitments
Loan commitments	$79,897	$97,583	$146,743	$18,942	$343,165
Home equity lines of credit	6,292	19,679	12,319	15,417	53,707
Standby letters of credit and financial guarantees (1)	19,259	9,106	4,519	1,807	34,691
Letters of credit	1,883	157	35	88	2,163
Legally binding commitments	107,331	126,525	163,616	36,254	433,726
Credit card lines (2)	363,989	—	—	—	363,989
Total credit extension commitments	$471,320	$126,525	$163,616	$36,254	$797,715

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.5 billion and $7.8 billion at June 30, 2015, and $26.1 billion and $8.2 billion at December 31, 2014. Amounts include consumer SBLCs of $399 million and $396 million at June 30, 2015 and December 31, 2014.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At June 30, 2015 and December 31, 2014, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $1.5 billion and $1.8 billion, which upon settlement will be included in loans or LHFS.

At June 30, 2015 and December 31, 2014, the Corporation had commitments to purchase commodities, primarily liquefied natural gas of $3.0 billion and $241 million, which upon settlement will be included in trading account assets.

At June 30, 2015 and December 31, 2014, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $95.0 billion and $73.2 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $81.0 billion and $55.8 billion. These commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.3 billion, $2.4 billion, $2.0 billion, $1.6 billion and $1.3 billion for the remainder of 2015 and the years through 2019, respectively, and $5.3 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2015 and December 31, 2014, the notional amount of these guarantees totaled $13.7 billion and $13.6 billion. At both June 30, 2015 and December 31, 2014 the Corporation's maximum exposure related to these guarantees totaled $3.1 billion with estimated maturity dates between 2031 and 2039. The net fair value including the fee receivable associated with these guarantees was $16 million and $25 million at June 30, 2015 and December 31, 2014, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and six months ended June 30, 2015, the sponsored entities processed and settled $171.0 billion and $325.6 billion of transactions and recorded losses of $6 million and $10 million. For the three and six months ended June 30, 2014, the sponsored entities processed and settled $164.3 billion and $313.7 billion of transactions and recorded losses of $4 million and $8 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At June 30, 2015 and December 31, 2014, the sponsored merchant processing servicers held as collateral $164 million and $130 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2015 and December 31, 2014, the maximum potential exposure for sponsored transactions totaled $262.4 billion and $269.3 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $464 million and $527 million with commercial banks at June 30, 2015 and December 31, 2014, and $998 million and $1.2 billion with VIEs at June 30, 2015 and December 31, 2014. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.1 billion and $6.2 billion at June 30, 2015 and December 31, 2014. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority, which has subsequently been replaced by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $205 million and $378 million at June 30, 2015 and December 31, 2014. The Corporation recorded expense of $16 million for the three and six months ended June 30, 2015 compared to $43 million and $184 million for the same periods in 2014. It is reasonably possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the prior commitments and contingencies disclosure).

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $175 million and $545 million was recognized for the three and six months ended June 30, 2015 compared to $4.0 billion and $10.0 billion for the same periods in 2014.

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

Bond Insurance Litigation

Ambac Countrywide Litigation

On July 2, 2015, the court in the Wisconsin action issued an order dismissing the complaint for lack of personal jurisdiction. Ambac appealed the Wisconsin court order on July 21, 2015. Also on July 21, 2015, Ambac filed a complaint in New York Supreme Court, New York County, regarding the same claims asserted in the Wisconsin complaint.

Interchange and Related Litigation

On May 19, 2015, one of the two opt-out suits naming the Corporation as a defendant was settled for an amount not material to the Corporation's results of operations.

LIBOR, Other Reference Rate and Foreign Exchange (FX) Inquiries and Litigation

On May 20, 2015, the Corporation agreed to pay $205 million in civil penalties and to undertake various remedial measures pursuant to a consent order with the Board of Governors of the Federal Reserve System regarding the Corporation’s FX business and related systems and controls.

Montgomery

Following the district court's dismissal of plaintiffs' complaint and subsequent denial of plaintiffs' motion to amend, on June 15, 2015, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s denial of plaintiffs' motion to amend. On June 29, 2015, plaintiffs filed a petition for rehearing en banc.

Mortgage Repurchase Litigation

U.S. Bank Summonses with Notice

The Trustee has served complaints on four of the seven Trusts. Defendants have until January 8, 2016 to demand complaints relating to the final three Trusts.

NOTE 11 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock in 2015 and through July 29, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 23, 2015	September 4, 2015	September 25, 2015	$0.05
April 16, 2015	June 5, 2015	June 26, 2015	0.05
February 10, 2015	March 6, 2015	March 27, 2015	0.05

On March 11, 2015, the Corporation announced that the Federal Reserve completed its 2015 Comprehensive Capital Analysis and Review (CCAR) and advised that it did not object to the 2015 capital plan but gave a conditional, non-objection under which the Corporation is required to resubmit its capital plan by September 30, 2015 and address certain weaknesses identified in the capital planning process. The requested capital actions include a request to repurchase $4.0 billion of common stock over five quarters that began in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. During the three months ended June 30, 2015, the Corporation repurchased and retired 48.7 million shares of common stock in connection with the 2015 capital plan, which reduced shareholders' equity by $775 million.

During the six months ended June 30, 2015, in connection with employee stock plans, the Corporation issued approximately 7 million shares and repurchased approximately 3 million shares of its common stock to satisfy tax withholding obligations. At June 30, 2015, the Corporation had reserved 1.8 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 28, 2018. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. As a result of the Corporation's second-quarter 2015 dividend of $0.05 per common share, the exercise price of these warrants was adjusted to $13.171. The warrants expiring on October 28, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.

Preferred Stock

During the three months ended March 31, 2015 and June 30, 2015, the Corporation declared $382 million and $330 million of cash dividends on preferred stock, or a total of $712 million for the six months ended June 30, 2015.

Restricted Stock Units

During the six months ended June 30, 2015, the Corporation granted 131 million restricted stock unit (RSU) awards to certain employees under the Bank of America Corporation 2003 Key Associate Stock Plan (KASP). On May 6, 2015, Bank of America shareholders approved the amendment and restatement of KASP, and renamed it the Bank of America Corporation Key Employee Equity Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2015 and 2014.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2013	$(3,257)	$(4)	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	3,612	(18)	215	56	(119)	3,746
Balance, June 30, 2014	$355	$(22)	$(2,062)	$(2,351)	$(631)	$(4,711)

Balance, December 31, 2014	$1,343	$17	$(1,661)	$(3,350)	$(669)	$(4,320)
Net change	(1,249)	48	289	50	(8)	(870)
Balance, June 30, 2015	$94	$65	$(1,372)	$(3,300)	$(677)	$(5,190)

(1)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the six months ended June 30, 2015 and 2014.

Changes in OCI Components Before- and After-tax
	Six Months Ended June 30
	2015			2014
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net increase (decrease) in fair value	$(1,656)	$631	$(1,025)	$6,497	$(2,421)	$4,076
Net realized gains reclassified into earnings	(361)	137	(224)	(748)	284	(464)
Net change	(2,017)	768	(1,249)	5,749	(2,137)	3,612
Available-for-sale marketable equity securities:
Net increase (decrease) in fair value	77	(29)	48	(29)	11	(18)
Net change	77	(29)	48	(29)	11	(18)
Derivatives:
Net increase (decrease) in fair value	(24)	10	(14)	(19)	25	6
Net realized losses reclassified into earnings	487	(184)	303	335	(126)	209
Net change	463	(174)	289	316	(101)	215
Employee benefit plans:
Net decrease in fair value	(2)	1	(1)	—	—	—
Net realized losses reclassified into earnings	85	(33)	52	25	(10)	15
Settlements, curtailments and other	—	(1)	(1)	—	41	41
Net change	83	(33)	50	25	31	56
Foreign currency:
Net increase (decrease) in fair value	167	(174)	(7)	(368)	250	(118)
Net realized gains reclassified into earnings	(31)	30	(1)	(2)	1	(1)
Net change	136	(144)	(8)	(370)	251	(119)
Total other comprehensive income	$(1,258)	$388	$(870)	$5,691	$(1,945)	$3,746

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the six months ended June 30, 2015 and 2014. There were no amounts reclassified out of AFS marketable equity securities for the six months ended June 30, 2015 and 2014.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Six Months Ended June 30
Accumulated OCI Components	Income Statement Line Item Impacted	2015	2014
Available-for-sale debt securities:
	Gains on sales of debt securities	$436	$759
	Other loss	(75)	(11)
	Income before income taxes	361	748
	Income tax expense	137	284
	Reclassification to net income	224	464
Derivatives:
Interest rate contracts	Net interest income	(514)	(560)
Equity compensation contracts	Personnel	27	225
	Loss before income taxes	(487)	(335)
	Income tax benefit	(184)	(126)
	Reclassification to net income	(303)	(209)
Employee benefit plans:
Net actuarial losses and prior service costs	Personnel	(85)	(25)
	Loss before income taxes	(85)	(25)
	Income tax benefit	(33)	(10)
	Reclassification to net income	(52)	(15)
Foreign currency:
Insignificant items	Other income	31	2
	Income before income taxes	31	2
	Income tax expense	30	1
	Reclassification to net income	1	1
Total reclassification adjustments		$(130)	$241

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for both the three and six months ended June 30, 2015 and 2014 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2015	2014	2015	2014
Earnings per common share
Net income	$5,320	$2,291	$8,677	$2,015
Preferred stock dividends	(330)	(256)	(712)	(494)
Net income applicable to common shareholders	$4,990	$2,035	$7,965	$1,521
Average common shares issued and outstanding	10,488,137	10,519,359	10,503,379	10,539,769
Earnings per common share	$0.48	$0.19	$0.76	$0.14

Diluted earnings per common share
Net income applicable to common shareholders	$4,990	$2,035	$7,965	$1,521
Add preferred stock dividends due to assumed conversions	75	75	150	—
Net income allocated to common shareholders	$5,065	$2,110	$8,115	$1,521
Average common shares issued and outstanding	10,488,137	10,519,359	10,503,379	10,539,769
Dilutive potential common shares (1)	749,923	745,764	749,038	59,872
Total diluted average common shares issued and outstanding	11,238,060	11,265,123	11,252,417	10,599,641
Diluted earnings per common share	$0.45	$0.19	$0.72	$0.14

(1)	Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three and six months ended June 30, 2015, the 700 million average dilutive potential common shares were included in the diluted share count under the "if-converted" method. For the three months ended June 30, 2014, the 700 million average dilutive potential common shares were included in the diluted share count under the "if-converted" method. For the six months ended June 30, 2014, the 700 million average dilutive potential common shares were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method.

For both the three and six months ended June 30, 2015 and 2014, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three and six months ended June 30, 2015, average options to purchase 64 million and 68 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 89 million and 95 million for the same periods in 2014. For both the three and six months ended June 30, 2015 and 2014, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method and average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation using the treasury stock method.

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

During the six months ended June 30, 2015, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at June 30, 2015 and December 31, 2014, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$70,791	$—	$—	$70,791
Trading account assets:
U.S. government and agency securities (2)	34,155	16,890	—	—	51,045
Corporate securities, trading loans and other	286	28,868	3,326	—	32,480
Equity securities	40,558	21,789	386	—	62,733
Non-U.S. sovereign debt	17,647	13,302	468	—	31,417
Mortgage trading loans and ABS	—	9,272	2,159	—	11,431
Total trading account assets	92,646	90,121	6,339	—	189,106
Derivative assets (3)	5,190	710,196	6,489	(670,898)	50,977
AFS debt securities:
U.S. Treasury and agency securities	56,346	1,998	—	—	58,344
Mortgage-backed securities:
Agency	—	188,260	—	—	188,260
Agency-collateralized mortgage obligations	—	12,931	—	—	12,931
Non-agency residential	—	3,652	234	—	3,886
Commercial	—	5,110	—	—	5,110
Non-U.S. securities	3,211	2,925	9	—	6,145
Corporate/Agency bonds	—	257	—	—	257
Other taxable securities	20	9,706	677	—	10,403
Tax-exempt securities	—	10,217	584	—	10,801
Total AFS debt securities	59,577	235,056	1,504	—	296,137
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency	—	14,885	—	—	14,885
Agency-collateralized mortgage obligations	—	9	—	—	9
Non-agency residential	—	3,753	34	—	3,787
Non-U.S. securities	15,533	1,665	—	—	17,198
Other taxable securities	—	291	—	—	291
Total other debt securities carried at fair value	15,533	20,603	34	—	36,170
Loans and leases	—	5,659	1,970	—	7,629
Mortgage servicing rights	—	—	3,521	—	3,521
Loans held-for-sale	—	4,264	660	—	4,924
Other assets	12,943	846	756	—	14,545
Total assets (4)	$185,889	$1,137,536	$21,273	$(670,898)	$673,800
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,215	$—	$—	$1,215
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	31,649	368	—	32,017
Trading account liabilities:
U.S. government and agency securities	16,863	148	—	—	17,011
Equity securities	25,494	2,349	—	—	27,843
Non-U.S. sovereign debt	17,193	2,120	—	—	19,313
Corporate securities and other	248	8,124	57	—	8,429
Total trading account liabilities	59,798	12,741	57	—	72,596
Derivative liabilities (3)	5,225	709,114	6,840	(677,596)	43,583
Short-term borrowings	—	1,841	—	—	1,841
Accrued expenses and other liabilities	12,115	1,000	9	—	13,124
Long-term debt	—	30,204	2,716	—	32,920
Total liabilities	$77,138	$787,764	$9,990	$(677,596)	$197,296

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $16.4 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)	During the six months ended June 30, 2015, approximately $327 million of assets were transferred from Level 2 to Level 1 due to a restriction that was lifted for an equity investment.

	December 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$62,182	$—	$—	$62,182
Trading account assets:
U.S. government and agency securities (2)	33,470	17,549	—	—	51,019
Corporate securities, trading loans and other	243	31,699	3,270	—	35,212
Equity securities	33,518	22,488	352	—	56,358
Non-U.S. sovereign debt	20,348	15,332	574	—	36,254
Mortgage trading loans and ABS	—	10,879	2,063	—	12,942
Total trading account assets	87,579	97,947	6,259	—	191,785
Derivative assets (3)	4,957	972,977	6,851	(932,103)	52,682
AFS debt securities:
U.S. Treasury and agency securities	67,413	2,182	—	—	69,595
Mortgage-backed securities:
Agency	—	165,039	—	—	165,039
Agency-collateralized mortgage obligations	—	14,248	—	—	14,248
Non-agency residential	—	4,175	279	—	4,454
Commercial	—	4,000	—	—	4,000
Non-U.S. securities	3,191	3,029	10	—	6,230
Corporate/Agency bonds	—	368	—	—	368
Other taxable securities	20	9,104	1,667	—	10,791
Tax-exempt securities	—	8,950	599	—	9,549
Total AFS debt securities	70,624	211,095	2,555	—	284,274
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,541	—	—	—	1,541
Mortgage-backed securities:
Agency	—	15,704	—	—	15,704
Non-agency residential	—	3,745	—	—	3,745
Non-U.S. securities	13,270	1,862	—	—	15,132
Other taxable securities	—	299	—	—	299
Total other debt securities carried at fair value	14,811	21,610	—	—	36,421
Loans and leases	—	6,698	1,983	—	8,681
Mortgage servicing rights	—	—	3,530	—	3,530
Loans held-for-sale	—	6,628	173	—	6,801
Other assets	11,581	1,381	911	—	13,873
Total assets (4)	$189,552	$1,380,518	$22,262	$(932,103)	$660,229
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,469	$—	$—	$1,469
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,357	—	—	35,357
Trading account liabilities:
U.S. government and agency securities	18,514	446	—	—	18,960
Equity securities	24,679	3,670	—	—	28,349
Non-U.S. sovereign debt	16,089	3,625	—	—	19,714
Corporate securities and other	189	6,944	36	—	7,169
Total trading account liabilities	59,471	14,685	36	—	74,192
Derivative liabilities (3)	4,493	969,502	7,771	(934,857)	46,909
Short-term borrowings	—	2,697	—	—	2,697
Accrued expenses and other liabilities	10,795	1,250	10	—	12,055
Long-term debt	—	34,042	2,362	—	36,404
Total liabilities (4)	$74,759	$1,059,002	$10,179	$(934,857)	$209,083

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.2 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2015 and 2014, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2015
				Gross
(Dollars in millions)	Balance April 1 2015	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2015
Trading account assets:
Corporate securities, trading loans and other	$2,760	$55	$—	$338	$(343)	$—	$(214)	$812	$(82)	$3,326
Equity securities	340	11	—	16	(2)	—	—	22	(1)	386
Non-U.S. sovereign debt	508	16	12	25	—	—	(66)	—	(27)	468
Mortgage trading loans and ABS	2,106	101	—	490	(378)	—	(161)	1	—	2,159
Total trading account assets	5,714	183	12	869	(723)	—	(441)	835	(110)	6,339
Net derivative assets (3)	(1,081)	610	—	57	(217)	—	196	(14)	98	(351)
AFS debt securities:
Non-agency residential MBS	402	7	9	41	—	—	(225)	—	—	234
Non-U.S. securities	9	—	—	—	—	—	—	—	—	9
Other taxable securities	690	—	2	6	—	—	(21)	—	—	677
Tax-exempt securities	583	—	2	—	—	—	(1)	—	—	584
Total AFS debt securities	1,684	7	13	47	—	—	(247)	—	—	1,504
Other debt securities carried at fair value – Non-agency residential MBS	—	1	—	33	—	—	—	—	—	34
Loans and leases (4, 5)	1,954	(10)	—	—	(1)	—	(77)	112	(8)	1,970
Mortgage servicing rights (5)	3,394	458	—	—	(312)	204	(223)	—	—	3,521
Loans held-for-sale (4)	543	22	—	85	(13)	12	—	39	(28)	660
Other assets (6)	847	(14)	—	9	(87)	—	(6)	8	(1)	756
Federal funds purchased and securities loaned or sold under agreements to repurchase (4)	—	(14)	—	—	—	(28)	—	(326)	—	(368)
Trading account liabilities – Corporate securities and other	(41)	2	—	31	(49)	—	—	—	—	(57)
Short-term borrowings (4)	(15)	—	—	—	—	—	—	—	15	—
Accrued expenses and other liabilities	(10)	1	—	—	—	—	—	—	—	(9)
Long-term debt (4)	(2,806)	66	—	45	—	(49)	63	(403)	368	(2,716)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Includes unrealized gains (losses) on AFS debt securities and foreign currency translation adjustments.

(3)	Net derivatives include derivative assets of $6.5 billion and derivative liabilities of $6.8 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(6)	Other assets is primarily comprised of certain long-term fixed-rate margin loans and private equity investments that are accounted for under the fair value option.

During the three months ended June 30, 2015, the transfers into Level 3 included $835 million of trading account assets, $112 million of loans and leases, $326 million of federal funds purchased and securities loaned or sold under agreements to repurchase and $403 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate debt securities. Transfers into Level 3 for loans and leases were primarily due to decreased price observability. Transfers into Level 3 for federal funds purchased and securities loaned or sold under agreements to repurchase were due to decreased price availability for certain structured secured financing agreements. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended June 30, 2015, the transfers out of Level 3 included $110 million of trading account assets and $368 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability for certain corporate debt securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2014
				Gross
(Dollars in millions)	Balance April 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2014
Trading account assets:
Corporate securities, trading loans and other	$2,617	$41	$—	$392	$(87)	$—	$(271)	$249	$(169)	$2,772
Equity securities	343	(7)	—	16	(4)	—	—	9	(1)	356
Non-U.S. sovereign debt	533	32	—	76	—	—	—	—	(1)	640
Mortgage trading loans and ABS	4,287	123	—	453	(262)	—	(237)	—	(53)	4,311
Total trading account assets	7,780	189	—	937	(353)	—	(508)	258	(224)	8,079
Net derivative assets (2)	(839)	(177)	—	189	(366)	—	(145)	29	274	(1,035)
AFS debt securities:
Other taxable securities	3,437	—	(3)	86	—	—	(254)	—	—	3,266
Tax-exempt securities	783	2	3	—	—	—	(54)	1	—	735
Total AFS debt securities	4,220	2	—	86	—	—	(308)	1	—	4,001
Loans and leases (3, 4)	3,053	27	—	—	—	—	(58)	7	(11)	3,018
Mortgage servicing rights (4)	4,765	(249)	—	—	(26)	113	(235)	—	—	4,368
Loans held-for-sale (3)	736	59	—	24	(711)	—	(11)	14	(1)	110
Other assets (5)	1,132	(26)	—	—	(112)	—	(22)	—	—	972
Trading account liabilities – Corporate securities and other	(36)	—	—	9	—	—	—	—	—	(27)
Accrued expenses and other liabilities	(8)	—	—	—	—	—	—	—	—	(8)
Long-term debt (3)	(1,841)	(52)	—	57	—	(42)	117	(676)	21	(2,416)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.1 billion and derivative liabilities of $8.2 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of certain long-term fixed-rate margin loans and private equity investments that are accounted for under the fair value option.

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

During the three months ended June 30, 2014, the transfers out of Level 3 included $224 million of trading account assets and $274 million of net derivative assets. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and availability of third-party prices for certain corporate loans and securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability for certain equity derivatives.

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2015
				Gross
(Dollars in millions)	Balance January 1 2015	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2015
Trading account assets:
Corporate securities, trading loans and other	$3,270	$34	$—	$477	$(438)	$—	$(649)	$983	$(351)	$3,326
Equity securities	352	14	—	16	(3)	—	(5)	31	(19)	386
Non-U.S. sovereign debt	574	82	(78)	27	—	—	(110)	—	(27)	468
Mortgage trading loans and ABS	2,063	161	—	809	(627)	—	(244)	10	(13)	2,159
Total trading account assets	6,259	291	(78)	1,329	(1,068)	—	(1,008)	1,024	(410)	6,339
Net derivative assets (3)	(920)	566	—	113	(393)	—	221	(60)	122	(351)
AFS debt securities:
Non-agency residential MBS	279	(12)	7	62	—	—	(234)	132	—	234
Non-U.S. securities	10	—	—	—	—	—	(1)	—	—	9
Other taxable securities	1,667	—	—	6	—	—	(63)	—	(933)	677
Tax-exempt securities	599	—	(1)	—	—	—	(14)	—	—	584
Total AFS debt securities	2,555	(12)	6	68	—	—	(312)	132	(933)	1,504
Other debt securities carried at fair value – Non-agency residential MBS	—	1	—	33	—	—	—	—	—	34
Loans and leases (4, 5)	1,983	5	—	—	(2)	—	(120)	118	(14)	1,970
Mortgage servicing rights (5)	3,530	373	—	—	(312)	383	(453)	—	—	3,521
Loans held-for-sale (4)	173	(48)	—	491	(95)	33	(6)	177	(65)	660
Other assets (6)	911	(4)	—	9	(118)	—	(15)	8	(35)	756
Federal funds purchased and securities loaned or sold under agreements to repurchase (4)	—	(14)	—	—	—	(28)	—	(326)	—	(368)
Trading account liabilities – Corporate securities and other	(36)	3	—	33	(57)	—	—	—	—	(57)
Short-term borrowings (4)	—	5	—	—	—	(21)	1	(4)	19	—
Accrued expenses and other liabilities	(10)	1	—	—	—	—	—	—	—	(9)
Long-term debt (4)	(2,362)	70	—	177	—	(139)	160	(1,116)	494	(2,716)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Includes unrealized gains (losses) on AFS debt securities and foreign currency translation adjustments.

(3)	Net derivatives include derivative assets of $6.5 billion and derivative liabilities of $6.8 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(6)	Other assets is primarily comprised of certain long-term fixed-rate margin loans and private equity investments that are accounted for under the fair value option.

During the six months ended June 30, 2015, the transfers into Level 3 included $1.0 billion of trading account assets, $132 million of AFS debt securities, $118 million of loans and leases, $177 million of LHFS, $326 million of federal funds purchased and securities loaned or sold under agreements to repurchase and $1.1 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate debt securities. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability on certain CLOs. Transfers into Level 3 for loans and leases were primarily due to decreased price observability. Transfers into Level 3 for LHFS were primarily due to decreased price observability due to a decline in trading activity. Transfers into Level 3 for federal funds purchased and securities loaned or sold under agreements to repurchase were due to decreased price availability for certain structured secured financing agreements. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the six months ended June 30, 2015, the transfers out of Level 3 included $410 million of trading account assets, $122 million of net derivative assets, $933 million of AFS debt securities and $494 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability for certain corporate debt securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability related to certain equity derivatives. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability for certain corporate debt securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2014
Trading account assets:
Corporate securities, trading loans and other	$3,559	$163	$—	$678	$(441)	$—	$(509)	$397	$(1,075)	$2,772
Equity securities	386	12	—	46	(33)	—	—	16	(71)	356
Non-U.S. sovereign debt	468	87	—	99	(6)	—	(6)	—	(2)	640
Mortgage trading loans and ABS	4,631	201	—	819	(814)	—	(461)	—	(65)	4,311
Total trading account assets	9,044	463	—	1,642	(1,294)	—	(976)	413	(1,213)	8,079
Net derivative assets (2)	(224)	(163)	—	314	(1,057)	—	(246)	41	300	(1,035)
AFS debt securities:
Non-U.S. securities	107	—	—	—	—	—	(107)	—	—	—
Other taxable securities	3,847	8	(5)	133	—	—	(717)	—	—	3,266
Tax-exempt securities	806	3	4	—	—	—	(79)	1	—	735
Total AFS debt securities	4,760	11	(1)	133	—	—	(903)	1	—	4,001
Loans and leases (3, 4)	3,057	59	—	—	(3)	689	(781)	13	(16)	3,018
Mortgage servicing rights (4)	5,042	(539)	—	—	(46)	378	(467)	—	—	4,368
Loans held-for-sale (3)	929	71	—	24	(714)	—	(212)	14	(2)	110
Other assets (5)	1,669	(86)	—	—	(381)	—	(230)	—	—	972
Trading account liabilities – Corporate securities and other	(35)	1	—	12	(7)	—	—	—	2	(27)
Accrued expenses and other liabilities	(10)	1	—	—	—	—	—	—	1	(8)
Long-term debt (3)	(1,990)	(119)	—	103	—	(51)	236	(820)	225	(2,416)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.1 billion and derivative liabilities of $8.2 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of certain long-term fixed-rate margin loans and private equity investments that are accounted for under the fair value option.

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

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and six months ended June 30, 2015 and 2014. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$55	$—	$—	$55
Equity securities	11	—	—	11
Non-U.S. sovereign debt	16	—	—	16
Mortgage trading loans and ABS	101	—	—	101
Total trading account assets	183	—	—	183
Net derivative assets	416	196	(2)	610
AFS debt securities – Non-agency residential MBS	—	—	7	7
Other debt securities carried at fair value – Non-agency residential MBS	—	—	1	1
Loans and leases (2)	(9)	—	(1)	(10)
Mortgage servicing rights	4	454	—	458
Loans held-for-sale (2)	15	—	7	22
Other assets	—	(3)	(11)	(14)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(14)	—	—	(14)
Trading account liabilities – Corporate securities and other	2	—	—	2
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	41	—	25	66
Total	$638	$647	$27	$1,312

	Three Months Ended June 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$41	$—	$—	$41
Equity securities	(7)	—	—	(7)
Non-U.S. sovereign debt	32	—	—	32
Mortgage trading loans and ABS	123	—	—	123
Total trading account assets	189	—	—	189
Net derivative assets	(427)	225	25	(177)
AFS debt securities – Tax-exempt securities	—	—	2	2
Loans and leases (2)	—	—	27	27
Mortgage servicing rights	17	(266)	—	(249)
Loans held-for-sale (2)	—	—	59	59
Other assets	—	(29)	3	(26)
Long-term debt (2)	(11)	—	(41)	(52)
Total	$(232)	$(70)	$75	$(227)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$34	$—	$—	$34
Equity securities	14	—	—	14
Non-U.S. sovereign debt	82	—	—	82
Mortgage trading loans and ABS	161	—	—	161
Total trading account assets	291	—	—	291
Net derivative assets	65	478	23	566
AFS debt securities – Non-agency residential MBS	—	—	(12)	(12)
Other debt securities carried at fair value – Non-agency residential MBS	—	—	1	1
Loans and leases (2)	(6)	—	11	5
Mortgage servicing rights	(11)	384	—	373
Loans held-for-sale (2)	(54)	—	6	(48)
Other assets	—	(24)	20	(4)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(14)	—	—	(14)
Trading account liabilities – Corporate securities and other	3	—	—	3
Short-term borrowings (2)	5	—	—	5
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	99	—	(29)	70
Total	$378	$838	$21	$1,237

	Six Months Ended June 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$163	$—	$—	$163
Equity securities	12	—	—	12
Non-U.S. sovereign debt	87	—	—	87
Mortgage trading loans and ABS	201	—	—	201
Total trading account assets	463	—	—	463
Net derivative assets	(595)	398	34	(163)
AFS debt securities:
Other taxable securities	—	—	8	8
Tax-exempt securities	—	—	3	3
Total AFS debt securities	—	—	11	11
Loans and leases (2)	—	—	59	59
Mortgage servicing rights	12	(551)	—	(539)
Loans held-for-sale (2)	—	—	71	71
Other assets	—	(65)	(21)	(86)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	(64)	—	(55)	(119)
Total	$(183)	$(218)	$100	$(301)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and six months ended June 30, 2015 and 2014 for Level 3 assets and liabilities that were still held at June 30, 2015 and 2014. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$(7)	$—	$—	$(7)
Equity securities	7	—	—	7
Non-U.S. sovereign debt	16	—	—	16
Mortgage trading loans and ABS	4	—	—	4
Total trading account assets	20	—	—	20
Net derivative assets	317	52	(2)	367
Loans and leases (2)	(9)	—	(2)	(11)
Mortgage servicing rights	4	373	—	377
Loans held-for-sale (2)	15	—	6	21
Other assets	—	4	23	27
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(14)	—	—	(14)
Trading account liabilities – Corporate securities and other	1	—	—	1
Long-term debt (2)	15	—	25	40
Total	$349	$429	$50	$828

	Three Months Ended June 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$(20)	$—	$—	$(20)
Equity securities	(8)	—	—	(8)
Non-U.S. sovereign debt	32	—	—	32
Mortgage trading loans and ABS	92	—	—	92
Total trading account assets	96	—	—	96
Net derivative assets	(520)	74	25	(421)
Loans and leases (2)	—	—	37	37
Mortgage servicing rights	17	(408)	—	(391)
Loans held-for-sale (2)	—	—	9	9
Other assets	—	(23)	4	(19)
Long-term debt (2)	(11)	—	(41)	(52)
Total	$(418)	$(357)	$34	$(741)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$(101)	$—	$—	$(101)
Equity securities	9	—	—	9
Non-U.S. sovereign debt	69	—	—	69
Mortgage trading loans and ABS	(26)	—	—	(26)
Total trading account assets	(49)	—	—	(49)
Net derivative assets	19	54	23	96
Loans and leases (2)	(1)	—	23	22
Mortgage servicing rights	(11)	200	—	189
Loans held-for-sale (2)	(38)	—	(1)	(39)
Other assets	—	(12)	77	65
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(14)	—	—	(14)
Trading account liabilities – Corporate securities and other	1	—	—	1
Long-term debt (2)	52	—	(29)	23
Total	$(41)	$242	$93	$294

	Six Months Ended June 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$105	$—	$—	$105
Equity securities	2	—	—	2
Non-U.S. sovereign debt	51	—	—	51
Mortgage trading loans and ABS	77	—	—	77
Total trading account assets	235	—	—	235
Net derivative assets	(509)	75	34	(400)
Loans and leases (2)	—	—	64	64
Mortgage servicing rights	12	(876)	—	(864)
Loans held-for-sale (2)	—	—	14	14
Other assets	—	(51)	30	(21)
Trading account liabilities – Corporate securities and other	1	—	—	1
Long-term debt (2)	(50)	—	(63)	(113)
Total	$(311)	$(852)	$79	$(1,084)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at June 30, 2015 and December 31, 2014.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2015
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,180	Discounted cash flow, Market comparables	Yield	0% to 25%	5%
Trading account assets – Mortgage trading loans and ABS	35		Prepayment speed	0% to 33% CPR	12%
Loans and leases	1,485		Default rate	0% to 14% CDR	6%
Loans held-for-sale	660		Loss severity	0% to 80%	40%
Commercial loans, debt securities and other	$6,205	Discounted cash flow, Market comparables	Yield	0% to 29%	10%
Trading account assets – Corporate securities, trading loans and other	2,959		Prepayment speed	5% to 30%	15%
Trading account assets – Non-U.S. sovereign debt	468		Default rate	1% to 5%	4%
Trading account assets – Mortgage trading loans and ABS	2,124		Loss severity	25% to 50%	38%
AFS debt securities – Other taxable securities	169		Duration	0 to 4 years	3 years
Loans and leases	485		Price	$0 to $138	$66
Auction rate securities	$1,459	Discounted cash flow, Market comparables	Price	$44 to $105	$98
Trading account assets – Corporate securities, trading loans and other	367
AFS debt securities – Other taxable securities	508
AFS debt securities – Tax-exempt securities	584
Structured liabilities
Long-term debt	$(2,716)	Industry standard derivative pricing (2, 3)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	4% to 91%	23%
			Long-dated volatilities (IR)	1%	n/a
Net derivative assets
Credit derivatives	$(265)	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 26%	15%
			Upfront points	0 to 100 points	75 points
			Credit correlation	26% to 99%	51%
			Prepayment speed	3% to 20% CPR	17%
			Default rate	1% to 4% CDR	3%
			Loss severity	20% to 40%	35%
Equity derivatives	$(1,209)	Industry standard derivative pricing (2)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	4% to 91%	23%
Commodity derivatives	$151	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $7/MMBtu	$5/MMBtu
			Correlation	66% to 93%	84%
			Volatilities	17% to 131%	40%
Interest rate derivatives	$972	Industry standard derivative pricing (3)	Correlation (IR/IR)	21% to 99%	46%
			Correlation (FX/IR)	-25% to 40%	-8%
			Long-dated inflation rates	0% to 4%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(351)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 211: Trading account assets – Corporate securities, trading loans and other of $3.3 billion, Trading account assets – Non-U.S. sovereign debt of $468 million, Trading account assets – Mortgage trading loans and ABS of $2.2 billion, AFS debt securities – Other taxable securities of $677 million, AFS debt securities – Tax-exempt securities of $584 million, Loans and leases of $2.0 billion and LHFS of $660 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,030	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	483		Prepayment speed	0% to 35% CPR	14%
Loans and leases	1,374		Default rate	2% to 15% CDR	7%
Loans held-for-sale	173		Loss severity	26% to 100%	34%
Commercial loans, debt securities and other	$7,203	Discounted cash flow, Market comparables	Yield	0% to 40%	9%
Trading account assets – Corporate securities, trading loans and other	3,224		Enterprise value/EBITDA multiple	0x to 30x	6x
Trading account assets – Non-U.S. sovereign debt	574		Prepayment speed	1% to 30%	12%
Trading account assets – Mortgage trading loans and ABS	1,580		Default rate	1% to 5%	4%
AFS debt securities – Other taxable securities	1,216		Loss severity	25% to 40%	38%
Loans and leases	609		Duration	0 to 5 years	3 years
			Price	$0 to $107	$76
Auction rate securities	$1,096	Discounted cash flow, Market comparables	Price	$60 to $100	$95
Trading account assets – Corporate securities, trading loans and other	46
AFS debt securities – Other taxable securities	451
AFS debt securities – Tax-exempt securities	599
Structured liabilities
Long-term debt	$(2,362)	Industry standard derivative pricing (2, 3)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	6% to 69%	24%
			Long-dated volatilities (IR)	0% to 2%	1%
Net derivative assets
Credit derivatives	$22	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 25%	14%
			Upfront points	0 to 100 points	65 points
			Spread to index	25 bps to 450 bps	119 bps
			Credit correlation	24% to 99%	51%
			Prepayment speed	3% to 20% CPR	11%
			Default rate	4% CDR	n/a
			Loss severity	35%	n/a
Equity derivatives	$(1,560)	Industry standard derivative pricing (2)	Equity correlation	20% to 98%	65%
			Long-dated equity volatilities	6% to 69%	24%
Commodity derivatives	$141	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $7/MMBtu	$5/MMBtu
			Correlation	82% to 93%	90%
			Volatilities	16% to 98%	35%
Interest rate derivatives	$477	Industry standard derivative pricing (3)	Correlation (IR/IR)	11% to 99%	55%
			Correlation (FX/IR)	-48% to 40%	-5%
			Long-dated inflation rates	0% to 3%	1%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(920)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 212: Trading account assets – Corporate securities, trading loans and other of $3.3 billion, Trading account assets – Non-U.S. sovereign debt of $574 million, Trading account assets – Mortgage trading loans and ABS of $2.1 billion, AFS debt securities – Other taxable securities of $1.7 billion, AFS debt securities – Tax-exempt securities of $599 million, Loans and leases of $2.0 billion and LHFS of $173 million.

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

The level of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At June 30, 2015 and December 31, 2014, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.

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

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2015 and 2014.

Assets Measured at Fair Value on a Nonrecurring Basis
	June 30, 2015		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$19	$26	$(4)	$(4)
Loans and leases (1)	21	2,076	(371)	(702)
Foreclosed properties (2, 3)	—	188	(38)	(50)
Other assets	27	—	(4)	(4)

	June 30, 2014		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Assets
Loans held-for-sale	$1,057	$127	$5	$4
Loans and leases (1)	5	3,244	(318)	(564)
Foreclosed properties (2, 3)	6	187	(21)	(28)
Other assets	90	2	(16)	(16)

(1)
Includes $106 million and $151 million of losses on loans that were written down to a collateral value of zero during the three and six months ended June 30, 2015 compared to losses of $113 million and $203 million for the same periods in 2014.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses taken during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $1.3 billion and $1.1 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) as of June 30, 2015 and 2014.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at June 30, 2015 and December 31, 2014.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
	June 30, 2015
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$2,076	Market comparables	OREO discount	14% to 26%	18%
Loans and leases	2,076		Cost to sell	7% to 16%	7%

	December 31, 2014
Instruments backed by residential real estate assets	$4,636	Market comparables	OREO discount	0% to 28%	8%
Loans and leases	4,636		Cost to sell	7% to 14%	8%

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

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2015 and December 31, 2014.

Fair Value Option Elections
	June 30, 2015			December 31, 2014
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$70,791	$70,490	$301	$62,182	$61,902	$280
Loans reported as trading account assets (1)	4,286	8,374	(4,088)	4,607	8,487	(3,880)
Trading inventory – other	7,039	n/a	n/a	6,865	n/a	n/a
Consumer and commercial loans	7,629	7,880	(251)	8,681	8,925	(244)
Loans held-for-sale	4,924	6,335	(1,411)	6,801	8,072	(1,271)
Other assets	268	270	(2)	253	270	(17)
Long-term deposits	1,215	1,123	92	1,469	1,361	108
Federal funds purchased and securities loaned or sold under agreements to repurchase	32,017	32,534	(517)	35,357	35,332	25
Unfunded loan commitments	392	n/a	n/a	405	n/a	n/a
Short-term borrowings	1,841	1,841	—	2,697	2,697	—
Long-term debt (2)	32,920	32,603	317	36,404	35,815	589

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $31.9 billion and contractual principal outstanding of $31.4 billion at June 30, 2015 compared to $35.3 billion and $34.6 billion at December 31, 2014.

n/a = not applicable

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014. Of the changes in fair value for loans reported as trading account assets, gains of $22 million and $30 million were attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2015 compared to gains of $1 million for both of the same periods in 2014. Of the changes in fair value for consumer and commercial loans, gains of $16 million and losses of $12 million were attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2015 compared to gains of $43 million and $79 million for the same periods in 2014. Of the changes in fair value for LHFS, gains of $11 million and $50 million were attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2015 compared to gains of $22 million and $49 million for the same periods in 2014.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended June 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(24)	$—	$—	$(24)
Loans reported as trading account assets	33	—	—	33
Trading inventory – other (1)	188	—	—	188
Consumer and commercial loans	(6)	—	16	10
Loans held-for-sale (2)	26	107	25	158
Other assets	—	—	(1)	(1)
Long-term deposits	4	—	26	30
Federal funds purchased and securities loaned or sold under agreements to repurchase	(6)	—	—	(6)
Unfunded loan commitments	—	—	(63)	(63)
Long-term debt (3)	337	—	106	443
Total	$552	$107	$109	$768

	Three Months Ended June 30, 2014
Federal funds sold and securities borrowed or purchased under agreements to resell	$(13)	$—	$—	$(13)
Loans reported as trading account assets	14	—	—	14
Trading inventory – other (1)	(122)	—	—	(122)
Consumer and commercial loans	13	—	53	66
Loans held-for-sale (2)	(3)	197	30	224
Other assets	—	—	2	2
Long-term deposits	(2)	—	(3)	(5)
Unfunded loan commitments	—	—	5	5
Short-term borrowings	18	—	—	18
Long-term debt (3)	(259)	—	68	(191)
Total	$(354)	$197	$155	$(2)

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

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

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Six Months Ended June 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(88)	$—	$—	$(88)
Loans reported as trading account assets	(68)	—	—	(68)
Trading inventory – other (1)	174	—	—	174
Consumer and commercial loans	29	—	(67)	(38)
Loans held-for-sale (2)	(21)	372	88	439
Other assets	—	—	7	7
Long-term deposits	—	—	21	21
Federal funds purchased and securities loaned or sold under agreements to repurchase	48	—	—	48
Unfunded loan commitments	—	—	55	55
Short-term borrowings	(1)	—	—	(1)
Long-term debt (3)	590	—	171	761
Total	$663	$372	$275	$1,310

	Six Months Ended June 30, 2014
Federal funds sold and securities borrowed or purchased under agreements to resell	$(33)	$—	$—	$(33)
Loans reported as trading account assets	48	—	—	48
Trading inventory – other (1)	(290)	—	—	(290)
Consumer and commercial loans	18	—	105	123
Loans held-for-sale (2)	(4)	383	70	449
Long-term deposits	11	—	(12)	(1)
Federal funds purchased and securities loaned or sold under agreements to repurchase	(2)	—	—	(2)
Unfunded loan commitments	—	—	14	14
Short-term borrowings	54	—	—	54
Long-term debt (3)	(627)	—	265	(362)
Total	$(825)	$383	$442	$—

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on loans funded, including those sold during the period.

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

NOTE 16 – Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at June 30, 2015 and December 31, 2014 was carried at fair value on the Consolidated Balance Sheet. For more information on these financial instruments and their valuation methodologies, see Note 20 – Fair Value Measurements and Note 22 – Fair Value of Financial Instruments to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2015 and December 31, 2014 are presented in the table below.

Fair Value of Financial Instruments
	June 30, 2015				December 31, 2014
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$848,196	$72,467	$791,875	$864,342	$842,259	$87,174	$776,370	$863,544
Loans held-for-sale	6,914	5,984	930	6,914	12,836	12,236	618	12,854
Financial liabilities
Deposits	$1,149,560	$1,149,966	$—	$1,149,966	$1,118,936	$1,119,427	$—	$1,119,427
Long-term debt	243,414	247,433	2,716	250,149	243,139	249,692	2,362	252,054

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $981 million and $4.1 billion at June 30, 2015, and $932 million and $3.8 billion at December 31, 2014. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 10 – Commitments and Contingencies.

NOTE 17 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in mortgage banking income in the Consolidated Statement of Income. The Corporation manages the risk in these MSRs with derivatives such as options and interest rate swaps, which are not designated as accounting hedges, as well as securities including MBS and U.S. Treasury securities. The securities used to manage the risk in the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income.

The table below presents activity for residential mortgage and home equity MSRs for the three and six months ended June 30, 2015 and 2014.

Rollforward of Mortgage Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Balance, beginning of period	$3,394	$4,765	$3,530	$5,042
Additions	204	113	383	378
Sales	(312)	(26)	(312)	(46)
Amortization of expected cash flows (1)	(223)	(235)	(453)	(467)
Impact of changes in interest rates and other market factors (2)	468	(310)	292	(627)
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	(1)	82	86	46
Impact of changes in the Home Price Index	2	4	(10)	(7)
Impact of changes to the prepayment model	—	—	9	160
Other model changes (4)	(11)	(25)	(4)	(111)
Balance, June 30 (5)	$3,521	$4,368	$3,521	$4,368
Mortgage loans serviced for investors (in billions)	$425	$521	$425	$521

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

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

(4)	These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows.

(5)	At June 30, 2015, includes $3.2 billion of U.S. and $320 million of non-U.S. consumer MSR balances compared to $4.1 billion and $234 million at June 30, 2014.

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

Significant economic assumptions in estimating the fair value of MSRs at June 30, 2015 and December 31, 2014 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions
	June 30, 2015		December 31, 2014
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.56%	7.67%	4.52%	7.61%
Weighted-average life, in years	4.89	3.36	4.53	2.95

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

Sensitivity Impacts
	June 30, 2015
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.23	years	0.20	years	$200
Impact of 20% decrease	0.49		0.43		424

Impact of 10% increase	(0.21)		(0.18)		(181)
Impact of 20% increase	(0.39)		(0.33)		(344)
OAS level
Impact of 100 bps decrease					$156
Impact of 200 bps decrease					327

Impact of 100 bps increase					(144)
Impact of 200 bps increase					(278)

NOTE 18 – Business Segment Information

Effective January 1, 2015, to align the segments with how the Corporation manages the businesses in 2015, it changed its basis of presentation, and following such change, reports its results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. The Home Loans business, which was included in the former Consumer Real Estate Services (CRES) segment, is now included in Consumer Banking, and LAS (also in the former CRES segment) became a separate segment. A portion of the Business Banking business, based on the size of the client, was moved from the former Consumer & Business Banking (CBB) segment to Global Banking, and the former CBB segment was renamed Consumer Banking. Also, the merchant services joint venture moved from the former CBB segment to All Other. In addition, certain management accounting methodologies, including the treatment of intersegment assets and liabilities, and related allocations were refined. Prior periods have been reclassified to conform to the current period presentation.

Consumer Banking

Consumer Banking offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Consumer Banking product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products, as well as credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans to consumers and small businesses in the U.S. Customers and clients have access to a franchise network that stretches coast to coast through 33 states and the District of Columbia. The franchise network includes approximately 4,800 financial centers, 16,000 ATMs, nationwide call centers, and online and mobile platforms.

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

Legacy Assets & Servicing

LAS is responsible for mortgage servicing activities related to residential first mortgage and home equity loans serviced for others and loans held by the Corporation, including loans that have been designated as the LAS Portfolios, and manages certain legacy exposures related to mortgage origination, sales and servicing activities (e.g., litigation, representations and warranties). LAS also includes the results of MSR activities, including net hedge results. Home equity loans are held on the balance sheet of LAS, and residential mortgage loans are included as part of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other.

All Other

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass residential mortgages, MBS, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other. The results of certain ALM activities are allocated to the business segments.

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

Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation's ALM activities. Further, net interest income on an FTE basis includes market-related adjustments, which are driven by the impact of changes in long-term interest rates on the estimated lives of mortgage-related debt securities thereby impacting premium amortization. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income.

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

The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis) for the three and six months ended June 30, 2015 and 2014, and total assets at June 30, 2015 and 2014 for each business segment, as well as All Other.

Results for Business Segments and All Other
At and for the Three Months Ended June 30
	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Net interest income (FTE basis)	$10,716	$10,226	$4,910	$5,060	$1,359	$1,485
Noninterest income	11,629	11,734	2,634	2,589	3,214	3,104
Total revenue, net of interest expense (FTE basis)	22,345	21,960	7,544	7,649	4,573	4,589
Provision for credit losses	780	411	506	550	15	(8)
Noninterest expense	13,818	18,541	4,321	4,505	3,457	3,445
Income before income taxes (FTE basis)	7,747	3,008	2,717	2,594	1,101	1,152
Income tax expense (FTE basis)	2,427	717	1,013	960	411	426
Net income	$5,320	$2,291	$1,704	$1,634	$690	$726
Period-end total assets	$2,149,034	$2,170,557	$611,122	$579,870	$267,021	$263,958

			Global Banking		Global Markets
			2015	2014	2015	2014
Net interest income (FTE basis)			$2,213	$2,442	$1,028	$962
Noninterest income			1,902	1,996	3,231	3,637
Total revenue, net of interest expense (FTE basis)			4,115	4,438	4,259	4,599
Provision for credit losses			177	136	6	20
Noninterest expense			1,941	2,007	2,723	2,875
Income before income taxes (FTE basis)			1,997	2,295	1,530	1,704
Income tax expense (FTE basis)			746	850	537	602
Net income			$1,251	$1,445	$993	$1,102
Period-end total assets			$367,045	$370,561	$580,955	$610,435

			Legacy Assets & Servicing		All Other
			2015	2014	2015	2014
Net interest income (FTE basis)			$416	$362	$790	$(85)
Noninterest income			673	438	(25)	(30)
Total revenue, net of interest expense (FTE basis)			1,089	800	765	(115)
Provision for credit losses			57	(39)	19	(248)
Noninterest expense			961	5,234	415	475
Income (loss) before income taxes (FTE basis)			71	(4,395)	331	(342)
Income tax expense (benefit) (FTE basis)			26	(1,654)	(306)	(467)
Net income (loss)			$45	$(2,741)	$637	$125
Period-end total assets			$50,853	$52,647	$272,038	$293,086

(1)	There were no material intersegment revenues.

Results of Business Segments and All Other
At and for the Six Months Ended June 30
	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Net interest income (FTE basis)	$20,386	$20,512	$9,781	$10,130	$2,710	$2,970
Noninterest income	23,380	24,215	5,213	5,170	6,380	6,166
Total revenue, net of interest expense (FTE basis)	43,766	44,727	14,994	15,300	9,090	9,136
Provision for credit losses	1,545	1,420	1,222	1,359	38	15
Noninterest expense	29,513	40,779	8,710	9,000	6,916	6,803
Income before income taxes (FTE basis)	12,708	2,528	5,062	4,941	2,136	2,318
Income tax expense (FTE basis)	4,031	513	1,883	1,839	795	863
Net income	$8,677	$2,015	$3,179	$3,102	$1,341	$1,455
Period-end total assets	$2,149,034	$2,170,557	$611,122	$579,870	$267,021	$263,958

			Global Banking		Global Markets
			2015	2014	2015	2014
Net interest income (FTE basis)			$4,473	$4,946	$2,037	$1,968
Noninterest income			3,920	4,018	6,836	7,657
Total revenue, net of interest expense (FTE basis)			8,393	8,964	8,873	9,625
Provision for credit losses			273	417	27	38
Noninterest expense			3,951	4,184	5,854	5,964
Income before income taxes (FTE basis)			4,169	4,363	2,992	3,623
Income tax expense (FTE basis)			1,552	1,625	1,054	1,211
Net income			$2,617	$2,738	$1,938	$2,412
Period-end total assets			$367,045	$370,561	$580,955	$610,435

			Legacy Assets & Servicing		All Other
			2015	2014	2015	2014
Net interest income (FTE basis)			$844	$739	$541	$(241)
Noninterest income			1,159	747	(128)	457
Total revenue, net of interest expense (FTE basis)			2,003	1,486	413	216
Provision for credit losses			148	(27)	(163)	(382)
Noninterest expense			2,164	12,637	1,918	2,191
Loss before income taxes (FTE basis)			(309)	(11,124)	(1,342)	(1,593)
Income tax benefit (FTE basis)			(115)	(3,502)	(1,138)	(1,523)
Net loss			$(194)	$(7,622)	$(204)	$(70)
Period-end total assets			$50,853	$52,647	$272,038	$293,086

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Segments' total revenue, net of interest expense (FTE basis)	$21,580	$22,075	$43,353	$44,511
Adjustments:
ALM activities	1,013	(84)	792	(349)
Equity investment income	11	95	12	793
Liquidating businesses and other	(259)	(126)	(391)	(228)
FTE basis adjustment	(228)	(213)	(447)	(414)
Consolidated revenue, net of interest expense	$22,117	$21,747	$43,319	$44,313

Segments' total net income	$4,683	$2,166	$8,881	$2,085
Adjustments, net-of-taxes:
ALM activities	448	(169)	209	(75)
Equity investment income	7	59	7	496
Liquidating businesses and other	182	235	(420)	(491)
Consolidated net income	$5,320	$2,291	$8,677	$2,015

			June 30
			2015	2014
Segments' total assets			$1,876,996	$1,877,471
Adjustments:
ALM activities, including securities portfolio			688,743	694,031
Equity investments			4,670	5,126
Liquidating businesses and other			67,096	80,563
Elimination of segment asset allocations to match liabilities			(488,471)	(486,634)
Consolidated total assets			$2,149,034	$2,170,557

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended June 30, 2015. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
April 1 - 30, 2015	23,876	$15.66	23,868	$3,626
May 1 - 31, 2015	24,789	16.19	24,784	3,225
June 1 - 30, 2015	1	16.76	—	3,225
Three Months Ended June 30, 2015	48,666	15.93

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 11, 2015, the Corporation announced that the Federal Reserve had informed the Corporation that it completed its 2015 Comprehensive Capital Analysis and Review and did not object to our 2015 capital plan, which included a request to repurchase up to $4.0 billion of common stock during the period from the second quarter of 2015 through the second quarter of 2016. On March 11, 2015, the Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, during the period from April 1, 2015 through June 30, 2016. For additional information, see Capital Management – CCAR and Capital Planning on page 58 and Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of its equity securities during the three months ended June 30, 2015.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of the Corporation's Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2015 filed on April 29, 2015

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on March 20, 2015

Exhibit 4(a)
Form of Senior Registered Note, incorporated by reference to Exhibit 4.12 of the Corporation’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015

Exhibit 4(b)
Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.13 of the Corporation’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015

Exhibit 4(c)
Form of Master Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.14 of the Corporation’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015

Exhibit 10	First Amendment to Aircraft Time Sharing Agreement dated June 15, 2015 between Bank of America, N.A. and Brian T. Moynihan (1)

Exhibit 11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	July 29, 2015	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of the Corporation's Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2015 filed on April 29, 2015

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on March 20, 2015

Exhibit 4(a)
Form of Senior Registered Note, incorporated by reference to Exhibit 4.12 of the Corporation’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015

Exhibit 4(b)
Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.13 of the Corporation’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015

Exhibit 4(c)
Form of Master Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.14 of the Corporation’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015

Exhibit 10	First Amendment to Aircraft Time Sharing Agreement dated June 15, 2015 between Bank of America, N.A. and Brian T. Moynihan (1)

Exhibit 11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Filed herewith