Form 10-Q
period 2015-09-30
BANK OF AMERICA CORP /DE/
filed 2015-10-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Yes      No ✓
On October 29, 2015, there were 10,412,479,671 shares of Bank of America Corporation Common Stock outstanding.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, and under Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K and in any of the Corporation's subsequent Securities and Exchange Commission filings: the Corporation's ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to distinguish certain aspects of the ACE decision or to assert other claims seeking to avoid the impact of the ACE decision; the possibility that the Corporation could face related servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory proceedings, including the possibility that amounts may be in excess of the Corporation's recorded liability and estimated range of possible losses for litigation exposures; the possibility that the European Commission will impose remedial measures in relation to its investigation of the Corporation's competitive practices; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation's exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, currency exchange rates and economic conditions; the possibility that future credit losses may be higher than currently expected, due to changes in economic assumptions, customer behavior and other uncertainties; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements, including the adoption of total loss-absorbing capacity requirements; the potential for payment protection insurance exposure to increase as a result of Financial Conduct Authority actions; the possible impact of Federal Reserve actions on the Corporation's capital plans; the impact of implementation and compliance with new and evolving U.S. and international regulations, including, but not limited to, recovery and resolution planning requirements, FDIC assessments, the Volcker Rule and derivatives regulations; impacts of the October 6, 2015 European Court of Justice judgment invalidating the Safe Harbor Data Transfer Framework; the impact of recent proposed U.K. tax law changes, including a reduction to the U.K. corporate tax rate, and the creation of a bank surcharge tax, which together, if enacted, will result in a tax charge upon enactment and higher tax expense going forward, as well as a reduction in the bank levy; a failure in or breach of the Corporation's operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks and other similar matters.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. Effective January 1, 2015, we aligned the segments with how we are managing the businesses in 2015. For more information on this realignment, see Note 18 – Business Segment Information to the Consolidated Financial Statements. Prior periods have been reclassified to conform to the current period presentation. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2015, the Corporation had approximately $2.2 trillion in assets and approximately 215,200 full-time equivalent employees.

As of September 30, 2015, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population, and we serve approximately 47 million consumer and small business relationships with approximately 4,700 financial centers, 16,100 ATMs, nationwide call centers, and leading online and mobile banking platforms (www.bankofamerica.com). We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of $2.4 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Third-Quarter 2015 Economic and Business Environment

In the U.S., the economy grew at a moderate pace in the third quarter of 2015, following uneven but accelerating growth in the first half of the year. Capital spending picked up following several weak quarters, while nonresidential construction continued to expand though restrained by oil price declines. In addition, retail spending increased driven by continued strengthening in vehicle sales, solid employment gains and lower energy costs. Residential construction also continued to improve during the third quarter, reflecting low mortgage rates and rising consumer confidence. U.S. Dollar appreciation resumed during the third quarter, adding to consumer purchasing power while restraining export gains. After widening in the first quarter, the U.S. trade gap narrowed slightly in the second quarter before widening again in the third quarter.

Unemployment continued to decline in the third quarter of 2015. Payroll gains slowed in the second half of the quarter, and there was little evidence of an increase in wage gains. Energy costs fell, offsetting the second quarter’s modest rebound. However, inflation was stable, though the core measure remains well below the Board of Governors of the Federal Reserve System’s (Federal Reserve) longer-term annual target of two percent.

While the Federal Reserve has continued to indicate that it would likely be appropriate to raise the target range for the federal funds rate, rates remained unchanged during the third quarter, with the Federal Reserve citing restraint on economic activity and downward pressure on inflation stemming from recent global economic and financial developments. Longer-term U.S. Treasury yields moved moderately lower during the quarter as equities weakened.

Internationally, the eurozone and Japanese economies continued to be supported by accommodative monetary policies, weaker currencies and low energy costs. Challenges remain in Greece, although recent elections indicated a restoration of some measure of political stability. Meanwhile, rising emigration from the war-torn Middle East posed a new challenge to the eurozone. Despite Asia’s economic slowdown, growth continued in Japan. Russia and Brazil remained in recession, while economic growth in China slowed, though Chinese equities stabilized and policy easing provided some support to the Chinese economy. Emerging markets in Asia and Latin America were pressured by softer demand from China, as well as low commodity prices.

Recent Events

Settlement with Bank of New York Mellon

On April 22, 2015, the New York County Supreme Court entered final judgment approving the settlement with the Bank of New York Mellon (BNY Mellon). In October 2015, BNY Mellon obtained certain state tax opinions and an Internal Revenue Service (IRS) private letter ruling confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts. The final conditions of the settlement have thus been satisfied, requiring the Corporation to make the settlement payment of $8.5 billion (excluding legal fees) on or before February 9, 2016. The settlement payment and legal fees were previously fully reserved. BNY Mellon is required to determine the share of the settlement payment that will be allocated to each of the trusts covered by the settlement and then to distribute those amounts.

For more information on servicing matters associated with the settlement with the BNY Mellon, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 54 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Capital Management

During the nine months ended September 30, 2015, we repurchased approximately $1.6 billion of common stock in connection with our 2015 Comprehensive Capital Analysis and Review (CCAR) capital plan, which included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share.

Based on the conditional non-objection we received from the Federal Reserve on our 2015 CCAR submission, we were required to resubmit our CCAR capital plan by September 30, 2015 and address certain weaknesses the Federal Reserve identified in our capital planning process. We have established plans and taken actions which we believe address the identified weaknesses, and we resubmitted our CCAR capital plan on September 30, 2015. The Federal Reserve has 75 days to review our resubmitted CCAR capital plan and our capital planning revisions. Following that review, the Federal Reserve may determine that the capital plan is not adequate or the identified weaknesses are not being satisfactorily addressed, and may restrict our future capital actions.

As an Advanced approaches institution under Basel 3, we were required to complete a qualification period (parallel run) to demonstrate compliance with the Basel 3 Advanced approaches capital framework to the satisfaction of U.S. banking regulators. On September 3, 2015, we received approval from the Federal Reserve and the Office of the Comptroller of the Currency to exit parallel run and begin using the Basel 3 Advanced approaches capital framework to determine risk-based capital requirements beginning October 1, 2015. Beginning in the fourth quarter of 2015, we will be required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the Prompt Corrective Action (PCA) framework. For additional information, see Capital Management on page 56.

Selected Financial Data

Table 1 provides selected consolidated financial data for the three and nine months ended September 30, 2015 and 2014, and at September 30, 2015 and December 31, 2014.

Table 1
Selected Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2015	2014	2015	2014
Income statement
Revenue, net of interest expense (FTE basis) (1)	$20,913	$21,434	$64,679	$66,161
Net income (loss)	4,508	(232)	13,185	1,783
Diluted earnings (loss) per common share (2)	0.37	(0.04)	1.09	0.10
Dividends paid per common share	0.05	0.05	0.15	0.07
Performance ratios
Return on average assets	0.82%	n/m	0.82%	0.11%
Return on average tangible common shareholders' equity (1)	10.11	n/m	10.29	0.94
Efficiency ratio (FTE basis) (1)	66.03	93.97%	66.98	92.08
Asset quality
Allowance for loan and lease losses at period end			$12,657	$15,106
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (3)			1.44%	1.71%
Nonperforming loans, leases and foreclosed properties at period end (3)			$10,336	$14,232
Net charge-offs (4)	$932	$1,043	3,194	3,504
Annualized net charge-offs as a percentage of average loans and leases outstanding (3, 4)	0.42%	0.46%	0.49%	0.52%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the purchased credit-impaired loan portfolio (3)	0.43	0.48	0.50	0.53
Annualized net charge-offs and purchased credit-impaired write-offs as a percentage of average loans and leases outstanding (3)	0.49	0.57	0.60	0.64
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (4)	3.42	3.65	2.96	3.22
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the purchased credit-impaired loan portfolio	3.18	3.27	2.76	2.88
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and purchased credit-impaired write-offs	2.95	2.95	2.41	2.63

			September 30 2015	December 31 2014
Balance sheet
Total loans and leases			$887,689	$881,391
Total assets			2,153,006	2,104,534
Total deposits			1,162,009	1,118,936
Total common shareholders' equity			233,632	224,162
Total shareholders' equity			255,905	243,471
Capital ratios under Basel 3 Standardized – Transition
Common equity tier 1 capital			11.6%	12.3%
Tier 1 capital			12.9	13.4
Total capital			15.8	16.5
Tier 1 leverage			8.5	8.2

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

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 92 and corresponding Table 49, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 58.

(4)
Net charge-offs exclude $148 million and $726 million of write-offs in the purchased credit-impaired loan portfolio for the three and nine months ended September 30, 2015 compared to $246 million and $797 million for the same periods in 2014. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

n/m = not meaningful

Financial Highlights

Net income was $4.5 billion, or $0.37 per diluted share, and $13.2 billion, or $1.09 per diluted share for the three and nine months ended September 30, 2015 compared to a net loss of $232 million, or a loss of $0.04 per share, and net income of $1.8 billion, or $0.10 per share for the same periods in 2014. The results for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily driven by decreases of $5.7 billion and $15.2 billion in litigation expense, as well as declines in nearly all other noninterest expense categories, partially offset by a decline in net interest income on a fully taxable-equivalent (FTE) basis, higher provision for credit losses and lower revenue. Included in net interest income on an FTE basis were negative market-related adjustments on debt securities of $597 million and $412 million for the three and nine months ended September 30, 2015 compared to negative market-related adjustments of $55 million and $503 million for the same periods in 2014.

Total assets increased $48.5 billion from December 31, 2014 to $2.2 trillion at September 30, 2015 primarily due to higher cash and cash equivalents as a result of strong deposit inflows driven by growth in customer and client activity, as well as continued commercial loan growth. During the nine months ended September 30, 2015, we returned $3.1 billion in capital to common shareholders through common stock repurchases and dividends. For more information on the increase in total assets and other significant balance sheet items, see Executive Summary – Balance Sheet Overview on page 11. From a capital management perspective, during the nine months ended September 30, 2015, we maintained our strong capital position with Common equity tier 1 capital of $161.6 billion, risk-weighted assets of $1,392 billion and a Common equity tier 1 capital ratio of 11.6 percent at September 30, 2015 compared to $155.4 billion, $1,262 billion and 12.3 percent at December 31, 2014 as measured under Basel 3 Standardized – Transition. The decline in the Common equity tier 1 capital ratio is primarily due to an increase in risk-weighted assets due to the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Standardized approach, starting in 2015. On September 3, 2015, we received approval to exit parallel run and begin using the Basel 3 Advanced approaches capital framework to determine risk-based capital requirements in the fourth quarter of 2015. Additionally, the Corporation's supplementary leverage ratio was 6.4 percent and 5.9 percent at September 30, 2015 and December 31, 2014, both above the 5.0 percent required minimum. Our Global Excess Liquidity Sources were $499 billion with time-to-required funding at 42 months at September 30, 2015 compared to $439 billion and 39 months at December 31, 2014. For additional information, see Capital Management on page 56 and Liquidity Risk on page 68.

Table 2
Summary Income Statement
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Net interest income (FTE basis) (1)	$9,742	$10,444	$30,128	$30,956
Noninterest income	11,171	10,990	34,551	35,205
Total revenue, net of interest expense (FTE basis) (1)	20,913	21,434	64,679	66,161
Provision for credit losses	806	636	2,351	2,056
Noninterest expense	13,807	20,142	43,320	60,921
Income before income taxes (FTE basis) (1)	6,300	656	19,008	3,184
Income tax expense (FTE basis) (1)	1,792	888	5,823	1,401
Net income (loss)	4,508	(232)	13,185	1,783
Preferred stock dividends	441	238	1,153	732
Net income (loss) applicable to common shareholders	$4,067	$(470)	$12,032	$1,051

Per common share information
Earnings (loss)	$0.39	$(0.04)	$1.15	$0.10
Diluted earnings (loss)	0.37	(0.04)	1.09	0.10

Capital ratios under Basel 3 Standardized – Transition (2)			September 30 2015	December 31 2014
Common equity tier 1 capital			11.6%	12.3%
Tier 1 capital			12.9	13.4
Total capital			15.8	16.5
Tier 1 leverage			8.5	8.2

(1)	FTE basis is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 16.

(2)	For more information on capital management and the related capital ratios, see Capital Management on page 56.

Net Interest Income

Net interest income on an FTE basis decreased $702 million to $9.7 billion, and $828 million to $30.1 billion for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The net interest yield on an FTE basis decreased 19 basis points (bps) to 2.10 percent, and six bps to 2.21 percent for the same periods. The decrease for the three-month period was driven by negative market-related adjustments on debt securities, as well as lower loan yields and consumer loan balances, partially offset by commercial loan growth. Market-related adjustments on debt securities resulted in an expense of $597 million for the three months ended September 30, 2015 compared to an expense of $55 million for the same period in 2014. Negative market-related adjustments on debt securities were due to the acceleration of premium amortization on debt securities as the decline in long-term interest rates shortened the estimated lives of mortgage-related debt securities. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income.

The decrease for the nine-month period was primarily driven by lower loan yields and consumer loan balances, partially offset by lower long-term debt balances, commercial loan growth and a $91 million improvement in market-related adjustments on debt securities. Market-related adjustments on debt securities resulted in an expense of $412 million for the nine months ended September 30, 2015 compared to an expense of $503 million for the same period in 2014. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Card income	$1,510	$1,500	$4,381	$4,334
Service charges	1,898	1,907	5,519	5,599
Investment and brokerage services	3,336	3,327	10,101	9,887
Investment banking income	1,287	1,351	4,300	4,524
Equity investment income (loss)	(31)	9	84	1,150
Trading account profits	1,616	1,899	5,510	6,198
Mortgage banking income	407	272	2,102	1,211
Gains on sales of debt securities	385	432	821	1,191
Other income	763	293	1,733	1,111
Total noninterest income	$11,171	$10,990	$34,551	$35,205

Noninterest income increased $181 million to $11.2 billion, and decreased $654 million to $34.6 billion for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The following highlights the significant changes.

•
Investment and brokerage services income remained relatively unchanged for the three-month period and increased $214 million for the nine-month period primarily driven by increased asset management fees due to the impact of long-term assets under management (AUM) flows and higher market levels, partially offset by lower transactional revenue.

•	Investment banking income decreased $64 million and $224 million driven by lower debt and equity issuance fees, partially offset by higher advisory fees.

•
Equity investment income decreased $40 million and $1.1 billion as the year-ago period included a gain on the sale of a portion of an equity investment and gains from an initial public offering (IPO) of an equity investment in Global Markets.

•
Trading account profits decreased $283 million and $688 million driven by declines in credit-related businesses due to lower client activity, partially offset by strong performance in equity derivatives and improvement in rates, currencies and commodities products within fixed-income, currencies and commodities (FICC). For more information on trading account profits, see Global Markets on page 41.

•
Mortgage banking income increased $135 million for the three-month period primarily due to improved mortgage servicing rights (MSR) net-of-hedge performance and a lower provision for representations and warranties, partially offset by a decline in servicing fees. Mortgage banking income increased $891 million for the nine-month period primarily due to a benefit in the provision for representations and warranties compared to an expense in the prior-year period, improved MSR net-of-hedge performance and an increase in core production revenue, partially offset by a decline in servicing fees.

•
Other income increased $470 million for the three-month period due to higher gains on asset sales and higher net debit valuation adjustment (DVA) gains on structured liabilities in the current year period. Other income increased $622 million for the nine-month period due to the same factors as described in the three-month discussion above, as well as lower U.K. consumer payment protection insurance (PPI) costs.

Provision for Credit Losses

Table 4
Credit Quality Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Provision for credit losses
Consumer	$542	$544	$1,714	$1,351
Commercial	264	92	637	705
Total provision for credit losses	$806	$636	$2,351	$2,056

Net charge-offs (1)	$932	$1,043	$3,194	$3,504
Net charge-off ratio (2)	0.42%	0.46%	0.49%	0.52%

(1)	Net charge-offs exclude write-offs in the purchased credit-impaired loan portfolio.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

The provision for credit losses increased $170 million to $806 million, and $295 million to $2.4 billion for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The provision for credit losses was $126 million and $843 million lower than net charge-offs, resulting in a reduction in the allowance for credit losses. The prior-year periods included $400 million of additional costs associated with the consumer relief portion of the settlement with the U.S. Department of Justice (DoJ). Excluding these additional costs, the provision for credit losses in the consumer portfolio increased compared to the same periods in 2014 as we continue to release reserves, but at a slower pace than in the prior-year periods, and also due to a lower level of recoveries on nonperforming loan sales and other recoveries in the nine-month period. The provision for credit losses in the commercial portfolio increased during the three-month period primarily due to loan growth. The decreases in net charge-offs for the three and nine months ended September 30, 2015 were primarily due to credit quality improvement in the consumer portfolio.

We currently expect that, if economic conditions remain unchanged, the provision for credit losses would be generally consistent with present levels through mid-2016. For more information on the provision for credit losses, see Provision for Credit Losses on page 108.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Personnel	$7,829	$8,039	$25,333	$26,094
Occupancy	1,028	1,070	3,082	3,264
Equipment	499	514	1,511	1,594
Marketing	445	446	1,330	1,338
Professional fees	673	611	1,588	1,795
Amortization of intangibles	207	234	632	708
Data processing	731	754	2,298	2,348
Telecommunications	210	311	583	1,005
Other general operating	2,185	8,163	6,963	22,775
Total noninterest expense	$13,807	$20,142	$43,320	$60,921

Noninterest expense decreased $6.3 billion to $13.8 billion, and $17.6 billion to $43.3 billion for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The following highlights the significant changes.

•	Personnel expense decreased $210 million and $761 million as we continue to streamline processes, reduce headcount and achieve cost savings.

•
Professional fees increased $62 million for the three-month period primarily due to higher consulting fees related to the CCAR resubmission. Professional fees decreased $207 million for the nine-month period due to lower default-related servicing expenses and legal fees.

•	Telecommunications expense decreased $101 million and $422 million due to efficiencies gained as we have simplified our operating model, including in-sourcing certain functions.

•
Other general operating expense decreased $6.0 billion and $15.8 billion primarily due to decreases in litigation expense which were primarily related to previously disclosed legacy mortgage-related matters and other litigation charges in the prior-year periods.

Income Tax Expense

Table 6
Income Tax Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Income before income taxes	$6,069	$431	$18,330	$2,545
Income tax expense	1,561	663	5,145	762
Effective tax rate	25.7%	153.8%	28.1%	29.9%

The effective tax rates for the three and nine months ended September 30, 2015 were driven by our recurring tax preference benefits and also reflected tax benefits related to certain non-U.S. restructurings. The effective tax rate for the three months ended September 30, 2014 was driven by the impact of accruals estimated to be nondeductible, partially offset by recurring tax preference items, the impact of the resolution of several tax examinations and tax benefits from a non-U.S. restructuring. The effective tax rate for the nine months ended September 30, 2014 was impacted by the recurring preference and other tax benefit items previously mentioned, which more than offset the impact of the non-deductible charges.

On July 8, 2015, the U.K. Chancellor's Budget (the Budget) was released, proposing to reduce the U.K. corporate income tax rate by two percent to 18 percent. The first one percent reduction would be effective on April 1, 2017 and the second on April 1, 2020. The Budget also proposed a tax surcharge on banking institutions of eight percent, to be effective on January 1, 2016, and proposed that existing net operating loss carryforwards may not reduce the additional surcharge income tax liability. On October 26, 2015, these and other proposals were passed by the U.K. House of Commons, and they are expected to be fully enacted via Royal Assent before the end of 2015. Enactment would require us to remeasure our U.K. deferred tax assets, which we estimate would result in a charge of up to $300 million. We expect the effective tax rate to be approximately 30 percent in the fourth quarter, excluding unusual items and specifically the recent U.K. tax proposals, and approximately 30 percent for the full-year 2015, including the impact of the recent U.K. tax proposals, but absent other unusual items.

Balance Sheet Overview

Table 7
Selected Balance Sheet Data
(Dollars in millions)	September 30 2015	December 31 2014	% Change
Assets
Cash and cash equivalents	$170,426	$138,589	23%
Federal funds sold and securities borrowed or purchased under agreements to resell	206,681	191,823	8
Trading account assets	180,018	191,785	(6)
Debt securities	391,651	380,461	3
Loans and leases	887,689	881,391	1
Allowance for loan and lease losses	(12,657)	(14,419)	(12)
All other assets	329,198	334,904	(2)
Total assets	$2,153,006	$2,104,534	2
Liabilities
Deposits	$1,162,009	$1,118,936	4%
Federal funds purchased and securities loaned or sold under agreements to repurchase	199,238	201,277	(1)
Trading account liabilities	74,252	74,192	—
Short-term borrowings	34,518	31,172	11
Long-term debt	237,288	243,139	(2)
All other liabilities	189,796	192,347	(1)
Total liabilities	1,897,101	1,861,063	2
Shareholders' equity	255,905	243,471	5
Total liabilities and shareholders' equity	$2,153,006	$2,104,534	2

Assets

At September 30, 2015, total assets were approximately $2.2 trillion, up $48.5 billion from December 31, 2014. The key driver of the increase in assets was increased cash and cash equivalents primarily due to strong deposit inflows driven by growth in customer and client activity. Debt securities increased primarily due to the deployment of deposit inflows. The increase in loans and leases was driven by strong demand for commercial loans, outpacing consumer loan sales and run-off. The increase in securities borrowed or purchased under agreements to resell was driven by sales and trading activities, partially offset by a reduction in trading account assets. The Corporation took certain actions during the nine months ended September 30, 2015 to further optimize liquidity in response to the Basel 3 Liquidity Coverage Ratio (LCR) requirements. Most notably, we exchanged loans supported by long-term standby agreements with Fannie Mae (FNMA) and Freddie Mac (FHLMC) into debt securities guaranteed by FNMA and FHLMC, which further improved liquidity in the asset and liability management (ALM) portfolio.

Liabilities and Shareholders' Equity

At September 30, 2015, total liabilities were approximately $1.9 trillion, up $36.0 billion from December 31, 2014, primarily driven by an increase in deposits, partially offset by a decline in long-term debt.

Shareholders' equity of $255.9 billion at September 30, 2015 increased $12.4 billion from December 31, 2014 driven by earnings, preferred stock issuances and an increase in accumulated other comprehensive income (OCI) due to a positive net change in the fair value of available-for-sale (AFS) debt securities, partially offset by returns of capital to shareholders through share repurchases, as well as common and preferred dividends.

Table 8
Selected Quarterly Financial Data
	2015 Quarters			2014 Quarters
(In millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$9,511	$10,488	$9,451	$9,635	$10,219
Noninterest income	11,171	11,629	11,751	9,090	10,990
Total revenue, net of interest expense	20,682	22,117	21,202	18,725	21,209
Provision for credit losses	806	780	765	219	636
Noninterest expense	13,807	13,818	15,695	14,196	20,142
Income before income taxes	6,069	7,519	4,742	4,310	431
Income tax expense	1,561	2,199	1,385	1,260	663
Net income (loss)	4,508	5,320	3,357	3,050	(232)
Net income (loss) applicable to common shareholders	4,067	4,990	2,975	2,738	(470)
Average common shares issued and outstanding	10,444	10,488	10,519	10,516	10,516
Average diluted common shares issued and outstanding (1)	11,197	11,238	11,267	11,274	10,516
Performance ratios
Return on average assets	0.82%	0.99%	0.64%	0.57%	n/m
Four quarter trailing return on average assets (2)	0.76	0.54	0.39	0.23	0.24%
Return on average common shareholders' equity	6.97	8.75	5.35	4.84	n/m
Return on average tangible common shareholders' equity (3)	10.11	12.78	7.88	7.15	n/m
Return on average tangible shareholders' equity (3)	9.84	11.93	7.85	7.08	n/m
Total ending equity to total ending assets	11.89	11.71	11.67	11.57	11.24
Total average equity to total average assets	11.71	11.67	11.49	11.39	11.14
Dividend payout	12.82	10.49	17.68	19.21	n/m
Per common share data
Earnings (loss)	$0.39	$0.48	$0.28	$0.26	$(0.04)
Diluted earnings (loss) (1)	0.37	0.45	0.27	0.25	(0.04)
Dividends paid	0.05	0.05	0.05	0.05	0.05
Book value	22.41	21.91	21.66	21.32	20.99
Tangible book value (3)	15.50	15.02	14.79	14.43	14.09
Market price per share of common stock
Closing	$15.58	$17.02	$15.39	$17.89	$17.05
High closing	18.45	17.67	17.90	18.13	17.18
Low closing	15.26	15.41	15.15	15.76	14.98
Market capitalization	$162,457	$178,231	$161,909	$188,141	$179,296

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

(4)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 75.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 92 and corresponding Table 49, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 58.

(7)
Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $148 million, $290 million, $288 million, $13 million and $246 million of write-offs in the purchased credit-impaired loan portfolio in the third, second and first quarters of 2015 and in the fourth and third quarters of 2014, respectively. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

n/m = not meaningful

Table 8
Selected Quarterly Financial Data (continued)
	2015 Quarters			2014 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Average balance sheet
Total loans and leases	$882,841	$881,415	$872,393	$884,733	$899,241
Total assets	2,168,993	2,151,966	2,138,574	2,137,551	2,136,109
Total deposits	1,159,231	1,146,789	1,130,726	1,122,514	1,127,488
Long-term debt	240,520	242,230	240,127	249,221	251,772
Common shareholders' equity	231,620	228,780	225,357	224,479	222,374
Total shareholders' equity	253,893	251,054	245,744	243,454	238,040
Asset quality (4)
Allowance for credit losses (5)	$13,318	$13,656	$14,213	$14,947	$15,635
Nonperforming loans, leases and foreclosed properties (6)	10,336	11,565	12,101	12,629	14,232
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.44%	1.49%	1.57%	1.65%	1.71%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	129	122	122	121	112
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6)	120	111	110	107	100
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)	$4,682	$5,050	$5,492	$5,944	$6,013
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6, 7)	81%	75%	73%	71%	67%
Net charge-offs (8)	$932	$1,068	$1,194	$879	$1,043
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.42%	0.49%	0.56%	0.40%	0.46%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.43	0.50	0.57	0.41	0.48
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (6)	0.49	0.62	0.70	0.40	0.57
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	1.11	1.22	1.29	1.37	1.53
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	1.17	1.31	1.39	1.45	1.61
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	3.42	3.05	2.82	4.14	3.65
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	3.18	2.79	2.55	3.66	3.27
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.95	2.40	2.28	4.08	2.95
Capital ratios at period end
Risk-based capital under Basel 3 Standardized – Transition:
Common equity tier 1 capital	11.6%	11.2%	11.1%	12.3%	12.0%
Tier 1 capital	12.9	12.5	12.3	13.4	12.8
Total capital	15.8	15.5	15.3	16.5	15.8
Tier 1 leverage	8.5	8.5	8.4	8.2	7.9

Tangible equity (3)	8.8	8.6	8.6	8.4	8.1
Tangible common equity (3)	7.8	7.6	7.5	7.5	7.2
For footnotes see page 12.

Table 9
Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(In millions, except per share information)	2015	2014
Income statement
Net interest income	$29,450	$30,317
Noninterest income	34,551	35,205
Total revenue, net of interest expense	64,001	65,522
Provision for credit losses	2,351	2,056
Noninterest expense	43,320	60,921
Income before income taxes	18,330	2,545
Income tax expense	5,145	762
Net income	13,185	1,783
Net income applicable to common shareholders	12,032	1,051
Average common shares issued and outstanding	10,483	10,532
Average diluted common shares issued and outstanding	11,234	10,588
Performance ratios
Return on average assets	0.82%	0.11%
Return on average common shareholders' equity	7.04	0.63
Return on average tangible common shareholders' equity (1)	10.29	0.94
Return on average tangible shareholders' equity (1)	9.90	1.45
Total ending equity to total ending assets	11.89	11.24
Total average equity to total average assets	11.62	11.02
Dividend payout	13.06	70.06
Per common share data
Earnings	$1.15	$0.10
Diluted earnings	1.09	0.10
Dividends paid	0.15	0.07
Book value	22.41	20.99
Tangible book value (1)	15.50	14.09
Market price per share of common stock
Closing	$15.58	$17.05
High closing	18.45	17.92
Low closing	15.15	14.51
Market capitalization	$162,457	$179,296

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 16.

(2)	For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 75.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 92 and corresponding Table 49, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 101 and corresponding Table 58.

(5)
Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

(6)
Net charge-offs exclude $726 million and $797 million of write-offs in the purchased credit-impaired loan portfolio for the nine months ended September 30, 2015 and 2014. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

Table 9
Selected Year-to-Date Financial Data (continued)
	Nine Months Ended September 30
(Dollars in millions)	2015	2014
Average balance sheet
Total loans and leases	$878,921	$910,360
Total assets	2,153,289	2,148,298
Total deposits	1,145,686	1,124,777
Long-term debt	240,960	255,084
Common shareholders' equity	228,609	222,598
Total shareholders' equity	250,260	236,806
Asset quality (2)
Allowance for credit losses (3)	$13,318	$15,635
Nonperforming loans, leases and foreclosed properties (4)	10,336	14,232
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	1.44%	1.71%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	129	112
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (4)	120	100
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5)	$4,682	$6,013
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (4, 5)	81%	67%
Net charge-offs (6)	$3,194	$3,504
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 6)	0.49%	0.52%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (4)	0.50	0.53
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.60	0.64
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	1.11	1.53
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	1.17	1.61
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (6)	2.96	3.22
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.76	2.88
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.41	2.63
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

We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures. In addition, for purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Business Segment Operations on page 25.

Table 10 presents certain non-GAAP financial measures and performance measurements on an FTE basis.

Table 10
Supplemental Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Fully taxable-equivalent basis data
Net interest income	$9,742	$10,444	$30,128	$30,956
Total revenue, net of interest expense	20,913	21,434	64,679	66,161
Net interest yield	2.10%	2.29%	2.21%	2.27%
Efficiency ratio	66.03	93.97	66.98	92.08

Tables 11, 12 and 13 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 11
Quarterly and Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Three Months Ended September 30
	2015			2014
(Dollars in millions)	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis
Net interest income	$9,511	$231	$9,742	$10,219	$225	$10,444
Total revenue, net of interest expense	20,682	231	20,913	21,209	225	21,434
Income tax expense	1,561	231	1,792	663	225	888

	Nine Months Ended September 30
	2015			2014
Net interest income	$29,450	$678	$30,128	$30,317	$639	$30,956
Total revenue, net of interest expense	64,001	678	64,679	65,522	639	66,161
Income tax expense	5,145	678	5,823	762	639	1,401

Table 12
Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures
			Average
	Period-end		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	September 30 2015	December 31 2014	2015	2014	2015	2014
Common shareholders' equity	$233,632	$224,162	$231,620	$222,374	$228,609	$222,598
Goodwill	(69,761)	(69,777)	(69,774)	(69,792)	(69,775)	(69,818)
Intangible assets (excluding MSRs)	(3,973)	(4,612)	(4,099)	(4,992)	(4,307)	(5,232)
Related deferred tax liabilities	1,762	1,960	1,811	2,077	1,885	2,114
Tangible common shareholders' equity	$161,660	$151,733	$159,558	$149,667	$156,412	$149,662

Shareholders' equity	$255,905	$243,471	$253,893	$238,040	$250,260	$236,806
Goodwill	(69,761)	(69,777)	(69,774)	(69,792)	(69,775)	(69,818)
Intangible assets (excluding MSRs)	(3,973)	(4,612)	(4,099)	(4,992)	(4,307)	(5,232)
Related deferred tax liabilities	1,762	1,960	1,811	2,077	1,885	2,114
Tangible shareholders' equity	$183,933	$171,042	$181,831	$165,333	$178,063	$163,870

Assets	$2,153,006	$2,104,534
Goodwill	(69,761)	(69,777)
Intangible assets (excluding MSRs)	(3,973)	(4,612)
Related deferred tax liabilities	1,762	1,960
Tangible Assets	$2,081,034	$2,032,105

Table 13
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014

Consumer Banking
Reported net income	$1,759	$1,669	$4,940	$4,781
Adjustment related to intangibles (2)	1	1	3	3
Adjusted net income	$1,760	$1,670	$4,943	$4,784

Average allocated equity (3)	$59,312	$60,385	$59,330	$60,401
Adjustment related to goodwill and a percentage of intangibles	(30,312)	(30,385)	(30,330)	(30,401)
Average allocated capital	$29,000	$30,000	$29,000	$30,000

Deposits
Reported net income	$695	$651	$1,957	$1,852
Adjustment related to intangibles (2)	—	—	—	—
Adjusted net income	$695	$651	$1,957	$1,852

Average allocated equity (3)	$30,421	$29,427	$30,422	$29,426
Adjustment related to goodwill and a percentage of intangibles	(18,421)	(18,427)	(18,422)	(18,426)
Average allocated capital	$12,000	$11,000	$12,000	$11,000

Consumer Lending
Reported net income	$1,064	$1,018	$2,983	$2,929
Adjustment related to intangibles (2)	1	1	3	3
Adjusted net income	$1,065	$1,019	$2,986	$2,932

Average allocated equity (3)	$28,891	$30,958	$28,907	$30,975
Adjustment related to goodwill and a percentage of intangibles	(11,891)	(11,958)	(11,907)	(11,975)
Average allocated capital	$17,000	$19,000	$17,000	$19,000

Global Wealth & Investment Management
Reported net income	$656	$812	$1,995	$2,264
Adjustment related to intangibles (2)	3	3	9	10
Adjusted net income	$659	$815	$2,004	$2,274

Average allocated equity (3)	$22,132	$22,204	$22,135	$22,223
Adjustment related to goodwill and a percentage of intangibles	(10,132)	(10,204)	(10,135)	(10,223)
Average allocated capital	$12,000	$12,000	$12,000	$12,000

Global Banking
Reported net income	$1,277	$1,521	$3,895	$4,249
Adjustment related to intangibles (2)	1	—	1	1
Adjusted net income	$1,278	$1,521	$3,896	$4,250

Average allocated equity (3)	$58,947	$57,421	$58,934	$57,432
Adjustment related to goodwill and a percentage of intangibles	(23,947)	(23,921)	(23,934)	(23,932)
Average allocated capital	$35,000	$33,500	$35,000	$33,500

Global Markets
Reported net income	$1,008	$371	$2,944	$2,780
Adjustment related to intangibles (2)	5	2	9	7
Adjusted net income	$1,013	$373	$2,953	$2,787

Average allocated equity (3)	$40,351	$39,401	$40,405	$39,394
Adjustment related to goodwill and a percentage of intangibles	(5,351)	(5,401)	(5,405)	(5,394)
Average allocated capital	$35,000	$34,000	$35,000	$34,000

(1)	There are no adjustments to reported net income (loss) or average allocated equity for LAS.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 25.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on an FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 41, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on an FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 14 provides additional clarity in assessing our results.

Table 14
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Net interest income (FTE basis)
As reported	$9,742	$10,444	$30,128	$30,956
Impact of trading-related net interest income	(1,034)	(906)	(2,870)	(2,672)
Net interest income excluding trading-related net interest income (FTE basis) (1)	$8,708	$9,538	$27,258	$28,284
Average earning assets
As reported	$1,847,396	$1,813,482	$1,822,720	$1,819,247
Impact of trading-related earning assets	(421,639)	(441,661)	(419,711)	(449,249)
Average earning assets excluding trading-related earning assets (1)	$1,425,757	$1,371,821	$1,403,009	$1,369,998
Net interest yield contribution (FTE basis) (2)
As reported	2.10%	2.29%	2.21%	2.27%
Impact of trading-related activities	0.33	0.48	0.39	0.48
Net interest yield on earning assets excluding trading-related activities (FTE basis) (1)	2.43%	2.77%	2.60%	2.75%

(1)	Represents a non-GAAP financial measure.

(2)	Calculated on an annualized basis.

For the three and nine months ended September 30, 2015, net interest income excluding trading-related net interest income decreased $830 million to $8.7 billion, and $1.0 billion to $27.3 billion compared to the same periods in 2014.

The decrease for the three months ended September 30, 2015 was largely driven by a negative change of $542 million in market-related adjustments on debt securities. Also contributing to the decline were lower loan yields and consumer loan balances, partially offset by commercial loan growth. Market-related adjustments on debt securities resulted in an expense of $597 million for the three months ended September 30, 2015 compared to an expense of $55 million for the same period in 2014. For more information on market-related adjustments, see Executive Summary – Financial Highlights on page 7. For more information on the impact of interest rates, see Interest Rate Risk Management for Non-trading Activities on page 118.

The decrease for the nine months ended September 30, 2015 was primarily driven by lower loan yields and consumer loan balances, partially offset by lower long-term debt balances and commercial loan growth. Market-related adjustments on debt securities resulted in an expense of $412 million for the nine months ended September 30, 2015 compared to an expense of $503 million for the same period in 2014.

Average earning assets excluding trading-related earning assets for the three and nine months ended September 30, 2015 increased $53.9 billion to $1,425.8 billion, and $33.0 billion to $1,403.0 billion compared to the same periods in 2014. The increases were primarily in debt securities, cash held at central banks and commercial loans, partially offset by a decline in consumer loans.

For the three and nine months ended September 30, 2015, net interest yield on earning assets excluding trading-related activities decreased 34 bps to 2.43 percent, and 15 bps to 2.60 percent compared to the same periods in 2014 due to the same factors as described above.

Table 15
Quarterly Average Balances and Interest Rates – FTE Basis
	Third Quarter 2015			Second Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$145,174	$96	0.26%	$125,762	$81	0.26%
Time deposits placed and other short-term investments	11,503	38	1.33	8,183	34	1.64
Federal funds sold and securities borrowed or purchased under agreements to resell	210,127	275	0.52	214,326	268	0.50
Trading account assets	140,484	1,170	3.31	137,137	1,114	3.25
Debt securities (1)	394,420	1,853	1.88	386,357	3,082	3.21
Loans and leases (2):
Residential mortgage	193,791	1,690	3.49	207,356	1,782	3.44
Home equity	79,715	730	3.64	82,640	769	3.73
U.S. credit card	88,201	2,033	9.15	87,460	1,980	9.08
Non-U.S. credit card	10,244	267	10.34	10,012	264	10.56
Direct/Indirect consumer (3)	85,975	515	2.38	83,698	504	2.42
Other consumer (4)	1,980	15	3.01	1,885	15	3.14
Total consumer	459,906	5,250	4.54	473,051	5,314	4.50
U.S. commercial	251,908	1,743	2.75	244,540	1,705	2.80
Commercial real estate (5)	53,605	384	2.84	50,478	382	3.03
Commercial lease financing	25,425	199	3.12	24,723	180	2.92
Non-U.S. commercial	91,997	514	2.22	88,623	479	2.17
Total commercial	422,935	2,840	2.67	408,364	2,746	2.70
Total loans and leases	882,841	8,090	3.64	881,415	8,060	3.67
Other earning assets	62,847	716	4.52	62,712	721	4.60
Total earning assets (6)	1,847,396	12,238	2.64	1,815,892	13,360	2.95
Cash and due from banks	27,730			30,751
Other assets, less allowance for loan and lease losses	293,867			305,323
Total assets	$2,168,993			$2,151,966

(1)
Yields on debt securities excluding the impact of market-related adjustments were 2.50 percent, 2.48 percent and 2.54 percent in the third, second and first quarters of 2015, and 2.53 percent and 2.55 percent in the fourth and third quarters of 2014, respectively. Yields on debt securities excluding the impact of market-related adjustments are a non-GAAP financial measure. The Corporation believes the use of this non-GAAP financial measure provides additional clarity in assessing its results.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes non-U.S. consumer loans of $4.0 billion for each of the quarters of 2015, and $4.2 billion and $4.3 billion in the fourth and third quarters of 2014, respectively.

(4)
Includes consumer finance loans of $605 million, $632 million and $661 million in the third, second and first quarters of 2015, and $907 million and $1.1 billion in the fourth and third quarters of 2014, respectively; consumer leases of $1.2 billion, $1.1 billion and $1.0 billion in the third, second and first quarters of 2015, and $965 million and $887 million in the fourth and third quarters of 2014, respectively; and consumer overdrafts of $177 million, $131 million and $141 million in the third, second and first quarters of 2015, and $156 million and $161 million in the fourth and third quarters of 2014, respectively.

(5)
Includes U.S. commercial real estate loans of $49.8 billion, $47.6 billion and $45.6 billion in the third, second and first quarters of 2015, and $45.1 billion and $45.0 billion in the fourth and third quarters of 2014, respectively; and non-U.S. commercial real estate loans of $3.8 billion, $2.8 billion and $2.7 billion in the third, second and first quarters of 2015, and $1.9 billion and $1.0 billion in the fourth and third quarters of 2014, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $8 million, $8 million and $11 million in the third, second and first quarters of 2015, and $10 million and $30 million in the fourth and third quarters of 2014, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $590 million, $509 million and $582 million in the third, second and first quarters of 2015, and $659 million and $602 million in the fourth and third quarters of 2014, respectively. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 118.

Table 15
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2015			Fourth Quarter 2014			Third Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$126,189	$84	0.27%	$109,042	$74	0.27%	$110,876	$77	0.28%
Time deposits placed and other short-term investments	8,379	33	1.61	9,339	41	1.73	10,457	41	1.54
Federal funds sold and securities borrowed or purchased under agreements to resell	213,931	231	0.44	217,982	237	0.43	223,978	239	0.42
Trading account assets	138,946	1,122	3.26	144,147	1,142	3.15	143,282	1,147	3.18
Debt securities (1)	383,120	1,898	2.01	371,014	1,687	1.82	359,653	2,236	2.48
Loans and leases (2):
Residential mortgage	215,030	1,851	3.45	223,132	1,946	3.49	235,272	2,083	3.54
Home equity	84,915	770	3.66	86,825	808	3.70	88,590	836	3.76
U.S. credit card	88,695	2,027	9.27	89,381	2,087	9.26	88,866	2,093	9.34
Non-U.S. credit card	10,002	262	10.64	10,950	280	10.14	11,784	304	10.25
Direct/Indirect consumer (3)	80,713	491	2.47	83,121	522	2.49	82,669	523	2.51
Other consumer (4)	1,847	15	3.29	2,031	85	16.75	2,110	19	3.44
Total consumer	481,202	5,416	4.54	495,440	5,728	4.60	509,291	5,858	4.58
U.S. commercial	234,907	1,645	2.84	231,215	1,648	2.83	230,891	1,660	2.86
Commercial real estate (5)	48,234	347	2.92	46,996	360	3.04	46,069	347	2.98
Commercial lease financing	24,495	216	3.53	24,238	199	3.28	24,325	212	3.48
Non-U.S. commercial	83,555	485	2.35	86,844	527	2.41	88,665	555	2.48
Total commercial	391,191	2,693	2.79	389,293	2,734	2.79	389,950	2,774	2.83
Total loans and leases	872,393	8,109	3.75	884,733	8,462	3.80	899,241	8,632	3.82
Other earning assets	61,441	705	4.66	65,864	739	4.46	65,995	710	4.27
Total earning assets (6)	1,804,399	12,182	2.73	1,802,121	12,382	2.73	1,813,482	13,082	2.87
Cash and due from banks	27,695			27,590			25,120
Other assets, less allowance for loan and lease losses	306,480			307,840			297,507
Total assets	$2,138,574			$2,137,551			$2,136,109
For footnotes see page 20.

Table 15
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2015			Second Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,297	$2	0.02%	$47,381	$2	0.02%
NOW and money market deposit accounts	545,741	67	0.05	536,201	71	0.05
Consumer CDs and IRAs	53,174	38	0.29	55,832	42	0.30
Negotiable CDs, public funds and other deposits	30,631	26	0.33	29,904	22	0.30
Total U.S. interest-bearing deposits	675,843	133	0.08	669,318	137	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,196	7	0.71	5,162	9	0.67
Governments and official institutions	1,654	1	0.33	1,239	1	0.38
Time, savings and other	53,793	73	0.53	55,030	69	0.51
Total non-U.S. interest-bearing deposits	59,643	81	0.54	61,431	79	0.52
Total interest-bearing deposits	735,486	214	0.12	730,749	216	0.12
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	257,323	597	0.92	252,088	686	1.09
Trading account liabilities	77,443	342	1.75	77,772	335	1.73
Long-term debt	240,520	1,343	2.22	242,230	1,407	2.33
Total interest-bearing liabilities (6)	1,310,772	2,496	0.76	1,302,839	2,644	0.81
Noninterest-bearing sources:
Noninterest-bearing deposits	423,745			416,040
Other liabilities	180,583			182,033
Shareholders' equity	253,893			251,054
Total liabilities and shareholders' equity	$2,168,993			$2,151,966
Net interest spread			1.88%			2.14%
Impact of noninterest-bearing sources			0.22			0.23
Net interest income/yield on earning assets		$9,742	2.10%		$10,716	2.37%
For footnotes see page 20.

Table 15
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2015			Fourth Quarter 2014			Third Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,224	$2	0.02%	$45,621	$1	0.01%	$46,803	$1	0.01%
NOW and money market deposit accounts	531,827	67	0.05	515,995	76	0.06	517,043	78	0.06
Consumer CDs and IRAs	58,704	45	0.31	61,880	52	0.33	65,579	59	0.35
Negotiable CDs, public funds and other deposits	28,796	22	0.31	30,950	22	0.29	31,806	27	0.34
Total U.S. interest-bearing deposits	665,551	136	0.08	654,446	151	0.09	661,231	165	0.10
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,544	8	0.74	5,415	9	0.63	8,022	21	1.05
Governments and official institutions	1,382	1	0.21	1,647	1	0.18	1,706	1	0.14
Time, savings and other	54,276	75	0.55	57,029	76	0.53	61,331	83	0.54
Total non-U.S. interest-bearing deposits	60,202	84	0.56	64,091	86	0.53	71,059	105	0.59
Total interest-bearing deposits	725,753	220	0.12	718,537	237	0.13	732,290	270	0.15
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	244,134	585	0.97	251,432	615	0.97	255,111	590	0.92
Trading account liabilities	78,787	394	2.03	78,174	350	1.78	84,989	392	1.83
Long-term debt	240,127	1,313	2.20	249,221	1,315	2.10	251,772	1,386	2.19
Total interest-bearing liabilities (6)	1,288,801	2,512	0.79	1,297,364	2,517	0.77	1,324,162	2,638	0.79
Noninterest-bearing sources:
Noninterest-bearing deposits	404,973			403,977			395,198
Other liabilities	199,056			192,756			178,709
Shareholders' equity	245,744			243,454			238,040
Total liabilities and shareholders' equity	$2,138,574			$2,137,551			$2,136,109
Net interest spread			1.94%			1.96%			2.08%
Impact of noninterest-bearing sources			0.23			0.22			0.21
Net interest income/yield on earning assets		$9,670	2.17%		$9,865	2.18%		$10,444	2.29%
For footnotes see page 20.

Table 16
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Nine Months Ended September 30
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$132,445	$261	0.26%	$115,670	$234	0.27%
Time deposits placed and other short-term investments	9,366	105	1.50	11,602	129	1.49
Federal funds sold and securities borrowed or purchased under agreements to resell	212,781	774	0.49	224,001	801	0.48
Trading account assets	138,861	3,406	3.28	146,205	3,575	3.27
Debt securities (1)	388,007	6,833	2.36	345,194	6,375	2.45
Loans and leases (2):
Residential mortgage	205,315	5,323	3.46	242,034	6,516	3.59
Home equity	82,404	2,269	3.68	90,676	2,531	3.73
U.S. credit card	88,117	6,040	9.17	88,820	6,227	9.37
Non-U.S. credit card	10,087	793	10.51	11,700	920	10.51
Direct/Indirect consumer (3)	83,481	1,510	2.42	82,170	1,577	2.57
Other consumer (4)	1,904	45	3.14	2,029	54	3.56
Total consumer	471,308	15,980	4.53	517,429	17,825	4.60
U.S. commercial	243,848	5,093	2.79	229,822	4,982	2.90
Commercial real estate (5)	50,792	1,113	2.93	47,703	1,072	3.00
Commercial lease financing	24,884	595	3.19	24,485	639	3.48
Non-U.S. commercial	88,089	1,478	2.24	90,921	1,669	2.45
Total commercial	407,613	8,279	2.71	392,931	8,362	2.84
Total loans and leases	878,921	24,259	3.69	910,360	26,187	3.84
Other earning assets	62,339	2,142	4.59	66,215	2,071	4.18
Total earning assets (6)	1,822,720	37,780	2.77	1,819,247	39,372	2.89
Cash and due from banks	28,726			26,907
Other assets, less allowance for loan and lease losses	301,843			302,144
Total assets	$2,153,289			$2,148,298

(1)
Yields on debt securities excluding the impact of market-related adjustments were 2.49 percent and 2.67 percent for the nine months ended September 30, 2015 and 2014. Yields on debt securities excluding the impact of market-related adjustments are a non-GAAP financial measure. The Corporation believes the use of this non-GAAP financial measure provides additional clarity in assessing its results.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes non-U.S. consumer loans of $4.0 billion and $4.4 billion for the nine months ended September 30, 2015 and 2014.

(4)
Includes consumer finance loans of $633 million and $1.1 billion, consumer leases of $1.1 billion and $769 million, and consumer overdrafts of $150 million and $146 million for the nine months ended September 30, 2015 and 2014.

(5)
Includes U.S. commercial real estate loans of $47.7 billion and $46.2 billion, and non-U.S. commercial real estate loans of $3.1 billion and $1.5 billion for the nine months ended September 30, 2015 and 2014.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $27 million and $48 million for the nine months ended September 30, 2015 and 2014. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.7 billion and $1.8 billion for the nine months ended September 30, 2015 and 2014. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 118.

Table 16
Year-to-Date Average Balances and Interest Rates – FTE Basis (continued)
	Nine Months Ended September 30
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,634	$6	0.02%	$46,489	$2	0.01%
NOW and money market deposit accounts	537,974	205	0.05	519,870	240	0.06
Consumer CDs and IRAs	55,883	125	0.30	68,455	212	0.41
Negotiable CDs, public funds and other deposits	29,784	70	0.32	31,693	85	0.36
Total U.S. interest-bearing deposits	670,275	406	0.08	666,507	539	0.11
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,633	24	0.70	9,866	52	0.70
Governments and official institutions	1,426	3	0.31	1,772	2	0.13
Time, savings and other	54,364	217	0.53	61,974	250	0.54
Total non-U.S. interest-bearing deposits	60,423	244	0.54	73,612	304	0.55
Total interest-bearing deposits	730,698	650	0.12	740,119	843	0.15
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	251,231	1,868	0.99	259,786	1,963	1.01
Trading account liabilities	77,996	1,071	1.84	90,177	1,225	1.82
Long-term debt	240,960	4,063	2.25	255,084	4,385	2.30
Total interest-bearing liabilities (6)	1,300,885	7,652	0.79	1,345,166	8,416	0.84
Noninterest-bearing sources:
Noninterest-bearing deposits	414,988			384,658
Other liabilities	187,156			181,668
Shareholders' equity	250,260			236,806
Total liabilities and shareholders' equity	$2,153,289			$2,148,298
Net interest spread			1.98%			2.05%
Impact of noninterest-bearing sources			0.23			0.22
Net interest income/yield on earning assets		$30,128	2.21%		$30,956	2.27%
For footnotes see page 24.

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

We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 16. Table 17 provides selected summary financial data for our business segments and All Other for the three and nine months ended September 30, 2015 compared to the same periods in 2014. For additional detailed information on these results, see the business segment and All Other discussions which follow.

Table 17
Business Segment Results
	Three Months Ended September 30
	Total Revenue (1)		Provision for Credit Losses		Noninterest Expense		Net Income (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Consumer Banking	$7,832	$7,749	$648	$668	$4,434	$4,462	$1,759	$1,669
Global Wealth & Investment Management	4,468	4,666	(2)	(15)	3,447	3,405	656	812
Global Banking	4,191	4,345	179	(64)	2,020	2,016	1,277	1,521
Global Markets	4,071	4,161	42	45	2,683	3,357	1,008	371
Legacy Assets & Servicing	841	556	6	267	1,143	6,648	(196)	(5,114)
All Other	(490)	(43)	(67)	(265)	80	254	4	509
Total – FTE basis	20,913	21,434	806	636	13,807	20,142	4,508	(232)
FTE adjustment	(231)	(225)	—	—	—	—	—	—
Total Consolidated	$20,682	$21,209	$806	$636	$13,807	$20,142	$4,508	$(232)

	Nine Months Ended September 30
	2015	2014	2015	2014	2015	2014	2015	2014
Consumer Banking	$22,826	$23,049	$1,870	$2,027	$13,141	$13,446	$4,940	$4,781
Global Wealth & Investment Management	13,558	13,802	36	—	10,366	10,213	1,995	2,264
Global Banking	12,567	13,293	452	353	5,952	6,200	3,895	4,249
Global Markets	12,961	13,801	69	83	8,556	9,341	2,944	2,780
Legacy Assets & Servicing	2,844	2,042	154	240	3,307	19,287	(390)	(12,737)
All Other	(77)	174	(230)	(647)	1,998	2,434	(199)	446
Total – FTE basis	64,679	66,161	2,351	2,056	43,320	60,921	13,185	1,783
FTE adjustment	(678)	(639)	—	—	—	—	—	—
Total Consolidated	$64,001	$65,522	$2,351	$2,056	$43,320	$60,921	$13,185	$1,783

(1)
Total revenue is net of interest expense and is on an FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 16.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 55. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit.

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

Consumer Banking

	Three Months Ended September 30
	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2015	2014	2015	2014	2015	2014	% Change
Net interest income (FTE basis)	$2,440	$2,389	$2,565	$2,692	$5,005	$5,081	(1)%
Noninterest income:
Card income	2	2	1,246	1,217	1,248	1,219	2
Service charges	1,056	1,085	1	—	1,057	1,085	(3)
Mortgage banking income	—	—	207	205	207	205	1
All other income	131	116	184	43	315	159	98
Total noninterest income	1,189	1,203	1,638	1,465	2,827	2,668	6
Total revenue, net of interest expense (FTE basis)	3,629	3,592	4,203	4,157	7,832	7,749	1

Provision for credit losses	58	93	590	575	648	668	(3)
Noninterest expense	2,484	2,480	1,950	1,982	4,434	4,462	(1)
Income before income taxes (FTE basis)	1,087	1,019	1,663	1,600	2,750	2,619	5
Income tax expense (FTE basis)	392	368	599	582	991	950	4
Net income	$695	$651	$1,064	$1,018	$1,759	$1,669	5

Net interest yield (FTE basis)	1.75%	1.83%	5.01%	5.51%	3.45%	3.71%
Return on average allocated capital	23	23	25	21	24	22
Efficiency ratio (FTE basis)	68.48	69.04	46.37	47.67	56.62	57.58

Balance Sheet
	Three Months Ended September 30
Average	2015	2014	2015	2014	2015	2014	% Change
Total loans and leases	$5,813	$6,076	$200,524	$191,298	$206,337	$197,374	5%
Total earning assets (1)	552,639	518,038	203,013	193,970	576,226	542,776	6
Total assets (1)	579,690	544,537	212,084	203,541	612,348	578,846	6
Total deposits	547,726	513,668	n/m	n/m	548,895	514,549	7
Allocated capital	12,000	11,000	17,000	19,000	29,000	30,000	(3)

(1)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments' and businesses' liabilities and allocated shareholders' equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

n/m = not meaningful

	Nine Months Ended September 30
	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2015	2014	2015	2014	2015	2014	% Change
Net interest income (FTE basis)	$7,126	$7,125	$7,660	$8,086	$14,786	$15,211	(3)%
Noninterest income:
Card income	8	8	3,613	3,512	3,621	3,520	3
Service charges	3,055	3,117	1	1	3,056	3,118	(2)
Mortgage banking income	—	—	751	620	751	620	21
All other income	354	295	258	285	612	580	6
Total noninterest income	3,417	3,420	4,623	4,418	8,040	7,838	3
Total revenue, net of interest expense (FTE basis)	10,543	10,545	12,283	12,504	22,826	23,049	(1)

Provision for credit losses	145	207	1,725	1,820	1,870	2,027	(8)
Noninterest expense	7,303	7,406	5,838	6,040	13,141	13,446	(2)
Income before income taxes (FTE basis)	3,095	2,932	4,720	4,644	7,815	7,576	3
Income tax expense (FTE basis)	1,138	1,080	1,737	1,715	2,875	2,795	3
Net income	$1,957	$1,852	$2,983	$2,929	$4,940	$4,781	3

Net interest yield (FTE basis)	1.75%	1.85%	5.14%	5.59%	3.47%	3.77%
Return on average allocated capital	22	23	23	21	23	21
Efficiency ratio (FTE basis)	69.27	70.23	47.53	48.31	57.57	58.34

Balance Sheet
	Nine Months Ended September 30
Average	2015	2014	2015	2014	2015	2014	% Change
Total loans and leases	$5,827	$6,090	$196,738	$190,318	$202,565	$196,408	3%
Total earning assets (1)	545,804	514,581	199,212	193,294	569,136	539,601	5
Total assets (1)	572,797	541,223	208,501	202,673	605,418	575,622	5
Total deposits	540,849	510,388	n/m	n/m	541,969	511,214	6
Allocated capital	12,000	11,000	17,000	19,000	29,000	30,000	(3)

Period end	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014	% Change
Total loans and leases	$5,820	$5,951	$203,161	$196,049	$208,981	$202,000	3%
Total earning assets (1)	555,258	526,872	205,415	199,097	578,702	551,945	5
Total assets (1)	582,195	554,170	214,928	208,729	615,152	588,875	4
Total deposits	550,238	523,348	n/m	n/m	551,539	524,413	5
For footnote see page 27.

Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 33 states and the District of Columbia. The franchise network includes approximately 4,700 financial centers, 16,100 ATMs, nationwide call centers, and online and mobile platforms.

Consumer Banking Results

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for Consumer Banking increased $90 million to $1.8 billion primarily driven by higher noninterest income, lower noninterest expense and lower provision for credit losses, partially offset by lower net interest income. Net interest income decreased $76 million to $5.0 billion as the beneficial impact of an increase in investable assets as a result of higher deposits and higher residential mortgage balances were more than offset by the impact of the allocation of ALM activities, higher funding costs and lower card yields. Noninterest income increased $159 million to $2.8 billion driven by gains on asset sales and higher card income, partially offset by lower service charges.

The provision for credit losses decreased $20 million to $648 million driven by continued improvement in credit quality primarily related to our small business and credit card portfolios. Noninterest expense decreased $28 million to $4.4 billion primarily driven by lower personnel and litigation expenses, partially offset by higher fraud costs in advance of Europay, MasterCard and Visa (EMV) chip implementation.

The return on average allocated capital was 24 percent, up from 22 percent, reflecting higher net income and a decrease in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 25.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for Consumer Banking increased $159 million to $4.9 billion primarily driven by lower noninterest expense, higher noninterest income and lower provision for credit losses, partially offset by lower net interest income. Net interest income decreased $425 million to $14.8 billion primarily due to the same factors as described in the three-month discussion above. Noninterest income increased $202 million to $8.0 billion driven by higher mortgage banking income from improved production margins, and higher card income, partially offset by lower service charges.

The provision for credit losses decreased $157 million to $1.9 billion primarily driven by the same factor as described in the three-month discussion above. Noninterest expense decreased $305 million to $13.1 billion primarily driven by the same factors as described in the three-month discussion above.

The return on average allocated capital was 23 percent, up from 21 percent, driven by the same factors as described in the three-month discussion above.

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

Deposits includes the net impact of migrating customers and their related deposit and brokerage asset balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 33.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for Deposits increased $44 million to $695 million driven by higher net interest income and lower provision for credit losses, partially offset by lower noninterest income. Net interest income increased $51 million to $2.4 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, partially offset by the impact of the allocation of ALM activities. Noninterest income of $1.2 billion remained relatively unchanged.

The provision for credit losses decreased $35 million to $58 million driven by continued improvement in credit quality in the small business portfolio. Noninterest expense of $2.5 billion remained relatively unchanged.

Average deposits increased $34.1 billion to $547.7 billion driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $45.2 billion was partially offset by a decline in time deposits of $11.0 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by one bp to five bps.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for Deposits increased $105 million to $2.0 billion driven by lower noninterest expense and provision for credit losses. Net interest income of $7.1 billion remained relatively unchanged as the beneficial impact of an increase in investable assets as a result of higher deposits was offset by the impact of the allocation of ALM activities. Noninterest income of $3.4 billion remained relatively unchanged.

The provision for credit losses decreased $62 million to $145 million driven by the same factor as described in the three-month discussion above. Noninterest expense decreased $103 million to $7.3 billion due to lower operating and personnel expenses.

Average deposits increased $30.5 billion to $540.8 billion driven by a continuing customer shift to more liquid products in the low rate environment.

Key Statistics – Deposits
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Total deposit spreads (excludes noninterest costs)	1.64%	1.61%	1.63%	1.59%

Period end
Client brokerage assets (in millions)			$117,210	$108,533
Online banking active accounts (units in thousands)			31,627	30,822
Mobile banking active accounts (units in thousands)			18,398	16,107
Financial centers			4,741	4,947
ATMs			16,062	15,671

Client brokerage assets increased $8.7 billion driven by strong account flows, partially offset by lower market valuations. Mobile banking active accounts increased 2.3 million reflecting continuing changes in our customers' banking preferences. The number of financial centers declined 206, driven by changes in customer preferences to self-service options and as we continue to optimize our consumer banking network and improve our cost-to-serve.

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

Consumer Lending includes the net impact of migrating customers and their related loan balances between Consumer Lending and GWIM. For more information on the migration of customer balances to or from GWIM, see GWIM on page 33.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for Consumer Lending increased $46 million to $1.1 billion primarily due to higher noninterest income and lower noninterest expense, partially offset by lower net interest income and higher provision for credit losses. Net interest income decreased $127 million to $2.6 billion driven by higher funding costs, lower card yields and lower average card loan balances, and the impact of the allocation of ALM activities, partially offset by higher residential mortgage balances. Noninterest income increased $173 million to $1.6 billion due to gains on asset sales and higher card income.

The provision for credit losses increased $15 million to $590 million as continued credit quality improvement in the small business and credit card portfolios was more than offset by increased provision expense within the home loans portfolio. Noninterest expense of $2.0 billion remained relatively unchanged.

Average loans increased $9.2 billion to $200.5 billion primarily driven by increases in residential mortgages and consumer vehicle loans, partially offset by lower home equity loans and continued run-off of non-core portfolios. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for Consumer Lending increased $54 million to $3.0 billion due to higher noninterest income, lower noninterest expense and lower provision for credit losses, partially offset by lower net interest income. Net interest income decreased $426 million to $7.7 billion driven by the same factors as described in the three-month discussion above. Noninterest income increased $205 million to $4.6 billion due to higher mortgage banking income from improved production margins, and card income.

The provision for credit losses decreased $95 million to $1.7 billion driven by continued credit quality improvement within the small business and credit card portfolios. Noninterest expense decreased $202 million to $5.8 billion primarily driven by lower personnel expense. Average loans increased $6.4 billion to $196.7 billion primarily driven by the same factors as described in the three-month discussion above.

Key Statistics – Consumer Lending
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Total U.S. credit card (1)
Gross interest yield	9.15%	9.34%	9.17%	9.37%
Risk-adjusted margin	9.54	9.33	9.17	9.26
New accounts (in thousands)	1,257	1,202	3,713	3,357
Purchase volumes	$56,471	$53,784	$162,625	$156,231
Debit card purchase volumes	$69,289	$67,990	$206,941	$203,372

(1)	Total U.S. credit card includes portfolios in Consumer Banking and GWIM.

During the three months ended September 30, 2015, the total U.S. credit card risk-adjusted margin increased 21 bps compared to the same period in 2014 due to a gain on an asset sale in the current-year period. During the nine months ended September 30, 2015, the total U.S. credit card risk-adjusted margin decreased 9 bps compared to the same period in 2014 due to a decrease in net interest margin and the net impact of gains on asset sales, partially offset by an improvement in credit quality in the U.S. Card portfolio. Total U.S. credit card purchase volumes increased $2.7 billion to $56.5 billion, and $6.4 billion to $162.6 billion, and debit card purchase volumes increased $1.3 billion to $69.3 billion, and $3.6 billion to $206.9 billion, reflecting higher levels of consumer spending.

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
The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Consumer Lending:
Core production revenue	$221	$239	$794	$661
Representations and warranties provision	2	(15)	9	14
Other consumer mortgage banking income (1)	(16)	(19)	(52)	(55)
Total Consumer Lending mortgage banking income	207	205	751	620
LAS mortgage banking income (2)	266	152	1,409	812
Eliminations (3)	(66)	(85)	(58)	(221)
Total consolidated mortgage banking income	$407	$272	$2,102	$1,211

(1)	Primarily relates to intercompany charges for loan servicing activities provided by LAS.

(2)	Amounts for LAS are included in this Consumer Banking table to show the components of consolidated mortgage banking income.

(3)	Includes the effect of transfers of certain mortgage loans from Consumer Banking to the ALM portfolio included in All Other and intercompany charges for loan servicing.

Core production revenue for the three months ended September 30, 2015 decreased $18 million to $221 million compared to the same period in 2014 due to a decrease in production volume to be sold, resulting from a decision to retain certain residential mortgage loans in Consumer Banking. Core production revenue for the nine months ended September 30, 2015 increased $133 million to $794 million compared to the same period in 2014 primarily due to an increase in margins.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Loan production (1):
Total (2):
First mortgage	$13,711	$11,725	$43,386	$31,674
Home equity	3,140	3,225	9,566	7,813
Consumer Banking:
First mortgage	$10,027	$8,861	$31,146	$24,024
Home equity	2,841	2,970	8,797	7,156

(1)	The above loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.

First mortgage loan originations in Consumer Banking and for the total Corporation increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 reflecting growth in the overall mortgage market as lower interest rates beginning in late 2014 drove an increase in refinances.

During the three months ended September 30, 2015, 54 percent of the total Corporation first mortgage production volume was for refinance originations and 46 percent was for purchase originations compared to 57 percent and 43 percent for the same period in 2014. Home Affordable Refinance Program (HARP) originations were two percent of all refinance originations compared to five percent for the same period in 2014. Making Home Affordable non-HARP originations were eight percent of all refinance originations compared to 15 percent for the same period in 2014. The remaining 90 percent of refinance originations were conventional refinances compared to 80 percent for the same period in 2014.

During the nine months ended September 30, 2015, 63 percent of the total Corporation first mortgage production volume was for refinance originations and 37 percent was for purchase originations compared to 58 percent and 42 percent for the same period in 2014. HARP originations were three percent of all refinance originations compared to seven percent for the same period in 2014. Making Home Affordable non-HARP originations were nine percent of all refinance originations compared to 18 percent for the same period in 2014. The remaining 88 percent of refinance originations were conventional refinances compared to 75 percent for the same period in 2014.

Home equity production for the total Corporation was $3.1 billion and $9.6 billion for the three and nine months ended September 30, 2015 compared to $3.2 billion and $7.8 billion for the same periods in 2014, with the nine-month increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved financial center engagement with customers and more competitive pricing.

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$1,376	$1,459	(6)%	$4,086	$4,430	(8)%
Noninterest income:
Investment and brokerage services	2,682	2,713	(1)	8,154	7,959	2
All other income	410	494	(17)	1,318	1,413	(7)
Total noninterest income	3,092	3,207	(4)	9,472	9,372	1
Total revenue, net of interest expense (FTE basis)	4,468	4,666	(4)	13,558	13,802	(2)

Provision for credit losses	(2)	(15)	(87)	36	—	n/m
Noninterest expense	3,447	3,405	1	10,366	10,213	1
Income before income taxes (FTE basis)	1,023	1,276	(20)	3,156	3,589	(12)
Income tax expense (FTE basis)	367	464	(21)	1,161	1,325	(12)
Net income	$656	$812	(19)	$1,995	$2,264	(12)

Net interest yield (FTE basis)	2.12%	2.33%		2.14%	2.38%
Return on average allocated capital	22	27		22	25
Efficiency ratio (FTE basis)	77.14	72.98		76.46	73.99

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2015	2014	% Change	2015	2014	% Change
Total loans and leases	$133,168	$121,002	10%	$129,881	$118,505	10%
Total earning assets	257,344	248,223	4	255,498	249,102	3
Total assets	274,192	266,324	3	272,715	267,779	2
Total deposits	243,980	239,352	2	242,507	240,716	1
Allocated capital	12,000	12,000	—	12,000	12,000	—

Period end				September 30 2015	December 31 2014	% Change
Total loans and leases				$134,630	$125,431	7%
Total earning assets				262,870	256,519	2
Total assets				279,155	274,887	2
Total deposits				246,172	245,391	—
n/m = not meaningful

GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and U.S. Trust, Bank of America Private Wealth Management (U.S. Trust).

MLGWM's advisory business provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet our clients' needs through a full set of investment management, brokerage, banking and retirement products.

U.S. Trust, together with MLGWM's Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.

Client assets managed under advisory and/or discretion of GWIM are AUM and are typically held in diversified portfolios. The majority of client AUM have an investment strategy with a duration of greater than one year and are, therefore, considered long-term AUM. Fees earned on long-term AUM are calculated as a percentage of total AUM. The asset management fees charged to clients are dependent on various factors, but are generally driven by the breadth of the client's relationship and generally range from 50 to 150 bps on their total AUM. The net client long-term AUM flows represent the net change in clients' long-term AUM balances over a specified period of time, excluding market appreciation/depreciation and other adjustments.

Client assets under advisory and discretion of GWIM in which the investment strategy seeks current income, while maintaining liquidity and capital preservation, are considered liquidity AUM. The duration of these strategies is primarily less than one year. The change in AUM balances from the prior-year periods is primarily the net client flows for liquidity AUM.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for GWIM decreased $156 million to $656 million driven by declines in both net interest income and noninterest income. Net interest income decreased $83 million to $1.4 billion due to the impact of the allocation of ALM activities, partially offset by the impact of loan and deposit growth. Noninterest income, primarily investment and brokerage services income, decreased $115 million to $3.1 billion driven by lower transactional revenue, resulting in part from the ongoing migration of clients from brokerage to managed relationships, as well as lower markets and muted new issue activity, partially offset by increased asset management fees due to the impact of long-term AUM flows. Noninterest expense increased $42 million to $3.4 billion primarily due to higher litigation-related costs and continued investment in client-facing professionals.

Return on average allocated capital was 22 percent, down from 27 percent, due to a decrease in net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 25.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for GWIM decreased $269 million to $2.0 billion driven by a decrease in revenue and an increase in noninterest expense. Net interest income decreased $344 million to $4.1 billion driven by the same factors as described in the three-month discussion above. Noninterest income, primarily investment and brokerage services income, increased $100 million to $9.5 billion, driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by lower transactional revenue. Noninterest expense increased $153 million to $10.4 billion primarily due to higher revenue-related incentive compensation and investment in client-facing professionals.

Return on average allocated capital was 22 percent, down from 25 percent, due to a decrease in net income.

Key Indicators and Metrics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2015	2014	2015	2014

Revenue by Business
Merrill Lynch Global Wealth Management	$3,694	$3,874	$11,234	$11,429
U.S. Trust	756	775	2,271	2,326
Other (1)	18	17	53	47
Total revenue, net of interest expense (FTE basis)	$4,468	$4,666	$13,558	$13,802

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management			$1,942,623	$2,004,391
U.S. Trust			375,751	381,054
Other (1)			78,110	76,640
Total client balances			$2,396,484	$2,462,085

Client Balances by Type, at period end
Long-term assets under management			$798,887	$811,403
Liquidity assets under management			78,106	76,603
Assets under management			876,993	888,006
Brokerage assets			1,026,355	1,073,858
Assets in custody			109,196	135,886
Deposits			246,172	238,710
Loans and leases (2)			137,768	125,625
Total client balances			$2,396,484	$2,462,085

Assets Under Management Rollforward
Assets under management, beginning balance	$930,360	$878,741	$902,872	$821,449
Net long-term client flows	4,448	11,168	27,695	40,420
Net liquidity client flows	(3,210)	5,910	1,320	3,616
Market valuation/other	(54,605)	(7,813)	(54,894)	22,521
Total assets under management, ending balance	$876,993	$888,006	$876,993	$888,006

Associates, at period end (3)
Number of financial advisors			16,605	15,867
Total wealth advisors			18,037	17,039
Total client-facing professionals			20,535	19,727

Merrill Lynch Global Wealth Management Metrics
Financial advisor productivity (4) (in thousands)	$1,000	$1,077	$1,027	$1,064

U.S. Trust Metrics, at period end
Client-facing professionals			2,178	2,135

(1)	Includes the results of BofA Global Capital Management, the cash management division of Bank of America, and certain administrative items.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(3)	Includes financial advisors in the Consumer Banking segment of 2,042 and 1,868 at September 30, 2015 and 2014.

(4)
Financial advisor productivity is defined as annualized Merrill Lynch Global Wealth Management total revenue divided by the total number of financial advisors (excluding financial advisors in the Consumer Banking segment). Total revenue excludes the allocation of certain ALM activities.

Client balances decreased $65.6 billion, or three percent, to $2.4 trillion driven by lower market levels, partially offset by positive long-term AUM flows.

The number of wealth advisors increased six percent, due to continued investment in the advisor development programs, improved competitive recruiting and near historically low advisor attrition levels.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue from MLGWM of $3.7 billion decreased five percent driven by declines in both net interest income and noninterest income. Net interest income decreased due to the impact of the allocation of ALM activities, partially offset by the impact of loan and deposit growth. Noninterest income decreased driven by lower transactional revenue, partially offset by increased asset management fees due to the impact of long-term AUM flows.

Revenue from U.S. Trust of $756 million decreased two percent primarily driven by the impact of the allocation of ALM activities.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue from MLGWM of $11.2 billion and U.S. Trust of $2.3 billion were each down two percent due to lower net interest income due to the impact of the allocation of ALM activities, partially offset by higher noninterest income driven by long-term AUM flows and higher market levels.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily to or from Consumer Banking, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs.

Net Migration Summary
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Total deposits, net – to (from) GWIM	$697	$(41)	$169	$1,794
Total loans, net – to (from) GWIM	(15)	(40)	(69)	(58)
Total brokerage, net – to (from) GWIM	(446)	(698)	(1,703)	(1,408)

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$2,345	$2,450	(4)%	$6,818	$7,396	(8)%
Noninterest income:
Service charges	746	730	2	2,184	2,188	—
Investment banking fees	752	727	3	2,381	2,383	—
All other income	348	438	(21)	1,184	1,326	(11)
Total noninterest income	1,846	1,895	(3)	5,749	5,897	(3)
Total revenue, net of interest expense (FTE basis)	4,191	4,345	(4)	12,567	13,293	(5)

Provision for credit losses	179	(64)	n/m	452	353	28
Noninterest expense	2,020	2,016	—	5,952	6,200	(4)
Income before income taxes (FTE basis)	1,992	2,393	(17)	6,163	6,740	(9)
Income tax expense (FTE basis)	715	872	(18)	2,268	2,491	(9)
Net income	$1,277	$1,521	(16)	$3,895	$4,249	(8)

Net interest yield (FTE basis)	2.86%	3.03%		2.85%	3.13%
Return on average allocated capital	14	18		15	17
Efficiency ratio (FTE basis)	48.17	46.39		47.36	46.65

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2015	2014	% Change	2015	2014	% Change
Total loans and leases	$310,043	$283,264	9%	$300,141	$286,309	5%
Total earning assets	325,740	320,931	1	319,899	315,713	1
Total assets	370,246	364,565	2	364,659	361,306	1
Total deposits	296,321	291,927	2	290,327	286,633	1
Allocated capital	35,000	33,500	4	35,000	33,500	4

Period end				September 30 2015	December 31 2014	% Change
Total loans and leases				$315,224	$288,905	9%
Total earning assets				327,313	308,419	6
Total assets				372,363	353,637	5
Total deposits				297,644	279,792	6
n/m = not meaningful

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for Global Banking decreased $244 million to $1.3 billion primarily driven by an increase in the provision for credit losses and lower revenue.

Revenue decreased $154 million to $4.2 billion primarily due to lower net interest income. The decline in net interest income reflects the impact of the allocation of ALM activities and increased liquidity costs as well as loan spread compression, partially offset by loan growth. Noninterest income decreased $49 million to $1.8 billion primarily driven by higher losses on loans accounted for under the fair value option.

The provision for credit losses increased $243 million to $179 million from a provision benefit of $64 million in the prior-year period primarily driven by increases in loan balances combined with reserve releases in the prior-year period. Noninterest expense of $2.0 billion remained relatively unchanged as lower litigation expense was offset by investment in commercial and business bankers.

The return on average allocated capital was 14 percent, down from 18 percent, due to increased capital allocations and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 25.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for Global Banking decreased $354 million to $3.9 billion primarily driven by lower revenue and higher provision for credit losses, partially offset by lower noninterest expense.

Revenue decreased $726 million to $12.6 billion primarily due to lower net interest income driven by the same factors as described in the three-month discussion above. Noninterest income decreased $148 million to $5.7 billion primarily driven by lower gains within the leasing business and a gain in the prior period on the sale of an equity investment in Global Commercial Banking.

The provision for credit losses increased $99 million to $452 million, driven by the same factors as described in the three-month discussion above. Noninterest expense decreased $248 million to $6.0 billion primarily due to lower litigation expense and technology initiative costs.

The return on average allocated capital was 15 percent, down from 17 percent, driven by the same factors as described in the three-month discussion above.

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

Global Corporate, Global Commercial and Business Banking
	Three Months Ended September 30
	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Revenue
Business Lending	$816	$878	$984	$934	$89	$91	$1,889	$1,903
Global Transaction Services	715	766	673	719	181	179	1,569	1,664
Total revenue, net of interest expense	$1,531	$1,644	$1,657	$1,653	$270	$270	$3,458	$3,567

Balance Sheet
Average
Total loans and leases	$142,634	$127,513	$150,494	$139,499	$16,681	$16,238	$309,809	$283,250
Total deposits	138,925	144,930	122,976	117,002	34,425	29,995	296,326	291,927

	Nine Months Ended September 30
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue
Business Lending	$2,413	$2,620	$2,900	$2,951	$263	$272	$5,576	$5,843
Global Transaction Services	2,079	2,245	1,954	2,154	517	532	4,550	4,931
Total revenue, net of interest expense	$4,492	$4,865	$4,854	$5,105	$780	$804	$10,126	$10,774

Balance Sheet
Average
Total loans and leases	$136,946	$129,505	$146,518	$140,436	$16,579	$16,353	$300,043	$286,294
Total deposits	137,157	141,655	120,238	115,640	32,935	29,340	290,330	286,635

Period end
Total loans and leases	$144,471	$129,969	$153,911	$138,581	$16,808	$16,356	$315,190	$284,906
Total deposits	140,177	135,744	122,688	115,631	34,784	30,950	297,649	282,325

Business Lending revenue of $1.9 billion remained relatively unchanged for the three months ended September 30, 2015 compared to the same period in 2014 as loan spread compression and lower gains within the leasing business were offset by the benefit of loan growth. Business Lending revenue declined $267 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to the same factors as described in the three-month discussion above as well as a gain in the prior period on the sale of an equity investment in Global Commercial Banking.

Global Transaction Services revenue decreased $95 million and $381 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to lower net interest income as a result of the impact of the allocation of ALM activities and liquidity costs.

Average loans and leases increased nine percent for the three months ended September 30, 2015 compared to the same period in 2014 due to strong origination volumes and increased utilization in the commercial and industrial and commercial real estate portfolios. Average loans and leases increased five percent for the nine months ended September 30, 2015 compared to the same period in 2014 due to strong origination volumes and increased utilization in the commercial and industrial portfolio. Average deposits remained relatively unchanged for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Global Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. To provide a complete discussion of our consolidated investment banking fees, the table below presents total Corporation investment banking fees and the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended September 30				Nine Months Ended September 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Products
Advisory	$365	$291	$391	$316	$999	$782	$1,095	$865
Debt issuance	325	318	748	784	1,031	1,153	2,416	2,701
Equity issuance	62	118	188	315	351	448	950	1,142
Gross investment banking fees	752	727	1,327	1,415	2,381	2,383	4,461	4,708
Self-led deals	(11)	(26)	(40)	(64)	(50)	(77)	(161)	(184)
Total investment banking fees	$741	$701	$1,287	$1,351	$2,331	$2,306	$4,300	$4,524

Total Corporation investment banking fees of $1.3 billion, excluding self-led deals, included within Global Banking and Global Markets, decreased five percent for the three months ended September 30, 2015 compared to the same period in 2014 as higher advisory fees were more than offset by lower equity underwriting fees. Total Corporation investment banking fees of $4.3 billion, excluding self-led deals, included within Global Banking and Global Markets, decreased five percent for the nine months ended September 30, 2015 compared to the same period in 2014 driven by lower debt and equity issuance fees, partially offset by higher advisory fees. Underwriting fees for debt products declined primarily as a result of lower debt issuance volumes mainly in leveraged finance transactions.

Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$1,135	$999	14%	$3,172	$2,968	7%
Noninterest income:
Investment and brokerage services	574	533	8	1,703	1,654	3
Investment banking fees	521	577	(10)	1,869	2,073	(10)
Trading account profits	1,462	1,786	(18)	5,282	5,921	(11)
All other income	379	266	42	935	1,185	(21)
Total noninterest income	2,936	3,162	(7)	9,789	10,833	(10)
Total revenue, net of interest expense (FTE basis)	4,071	4,161	(2)	12,961	13,801	(6)

Provision for credit losses	42	45	(7)	69	83	(17)
Noninterest expense	2,683	3,357	(20)	8,556	9,341	(8)
Income before income taxes (FTE basis)	1,346	759	77	4,336	4,377	(1)
Income tax expense (FTE basis)	338	388	(13)	1,392	1,597	(13)
Net income	$1,008	$371	n/m	$2,944	$2,780	6

Return on average allocated capital	11%	4%		11%	11%
Efficiency ratio (FTE basis)	65.91	80.70		66.01	67.68

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2015	2014	% Change	2015	2014	% Change
Trading-related assets:
Trading account securities	$196,884	$201,964	(3)%	$195,842	$201,986	(3)%
Reverse repurchases	103,422	116,853	(11)	109,415	115,343	(5)
Securities borrowed	75,786	83,369	(9)	78,520	86,455	(9)
Derivative assets	55,385	44,305	25	55,490	44,103	26
Total trading-related assets (1)	431,477	446,491	(3)	439,267	447,887	(2)
Total loans and leases	66,392	62,959	5	61,798	63,409	(3)
Total earning assets (1)	439,859	457,836	(4)	436,970	464,306	(6)
Total assets	597,103	599,977	—	599,472	606,205	(1)
Total deposits	37,050	39,345	(6)	38,813	40,769	(5)
Allocated capital	35,000	34,000	3	35,000	34,000	3

Period end				September 30 2015	December 31 2014	% Change
Total trading-related assets (1)				$407,493	$418,860	(3)%
Total loans and leases				70,159	59,388	18
Total earning assets (1)				421,909	421,799	—
Total assets				579,776	579,594	—
Total deposits				36,019	40,746	(12)

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, mortgage-backed securities (MBS), commodities and asset-backed securities (ABS). The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 40.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for Global Markets increased $637 million to $1.0 billion. Excluding net DVA, net income increased $571 million to $814 million primarily driven by a decline in noninterest expense and lower tax expense, partially offset by lower revenue. Net DVA gains were $313 million compared to gains of $205 million. Sales and trading revenue, excluding net DVA, decreased $124 million primarily driven by lower FICC revenue, partially offset by increased Equities revenue. Noninterest expense decreased $674 million to $2.7 billion largely due to lower litigation expense and to a lesser extent lower revenue-related incentive compensation and support costs. The effective tax rate for the year-ago quarter reflected the impact of non-deductible litigation expense.

Average earning assets decreased $18.0 billion to $439.9 billion largely driven by a decrease in reverse repos, securities borrowed and trading securities primarily due to reduction in client financing activity and continuing balance sheet optimization efforts across Global Markets.

The return on average allocated capital was 11 percent, up from four percent, primarily driven by higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 25.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for Global Markets increased $164 million to $2.9 billion. Excluding net DVA, net income increased $136 million to $2.7 billion primarily driven by the same factors as described in the three-month discussion above, partially offset by lower equity investment gains (not included in sales and trading revenue) as the year-ago period included gains related to the IPO of an equity investment. Net DVA gains were $434 million compared to gains of $386 million. Sales and trading revenue, excluding net DVA, decreased $415 million primarily driven by the same factors as described in the three-month discussion above. Noninterest expense decreased $785 million to $8.6 billion driven by the same factors as described in the three-month discussion above.

Average earning assets decreased $27.3 billion to $437.0 billion primarily driven by the same factors as described in the three-month discussion above. Period-end loans and leases increased $10.8 billion from December 31, 2014 due to growth in mortgage and securitization finance.

The return on average allocated capital was unchanged at 11 percent, reflecting increases in both net income and allocated capital.

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

Sales and Trading Revenue (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Sales and trading revenue
Fixed-income, currencies and commodities	$2,285	$2,387	$7,277	$7,856
Equities	1,191	1,105	3,555	3,343
Total sales and trading revenue	$3,476	$3,492	$10,832	$11,199

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$2,007	$2,254	$6,912	$7,587
Equities	1,156	1,033	3,486	3,226
Total sales and trading revenue, excluding net DVA (3)	$3,163	$3,287	$10,398	$10,813

(1)
Includes FTE adjustments of $43 million and $140 million for the three and nine months ended September 30, 2015 compared to $39 million and $131 million for the same periods in 2014. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $86 million and $295 million for the three and nine months ended September 30, 2015 compared to $67 million and $221 million for the same periods in 2014.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains were $278 million and $365 million for the three and nine months ended September 30, 2015 compared to net DVA gains of $133 million and $269 million for the same periods in 2014. Equities net DVA gains were $35 million and $69 million for the three and nine months ended September 30, 2015 compared to net DVA gains of $72 million and $117 million for the same periods in 2014.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

FICC revenue, excluding net DVA, decreased $247 million to $2.0 billion primarily driven by declines in credit-related businesses due to lower client activity, partially offset by stronger results in rates products. Equities revenue, excluding net DVA, increased $123 million to $1.2 billion primarily driven by strong performance in derivatives, reflecting favorable market conditions.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

FICC revenue, excluding net DVA, decreased $675 million to $6.9 billion and Equities revenue, excluding net DVA, increased $260 million to $3.5 billion. Both were driven by the same factors as described in the three-month discussion above as well as stronger results in currencies and commodities products within FICC and a benefit in Equities from increased client activity in the Asia-Pacific region.

Legacy Assets & Servicing

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$383	$387	(1)%	$1,228	$1,126	9%
Noninterest income:
Mortgage banking income	266	152	75	1,409	812	74
All other income	192	17	n/m	207	104	99
Total noninterest income	458	169	n/m	1,616	916	76
Total revenue, net of interest expense (FTE basis)	841	556	51	2,844	2,042	39

Provision for credit losses	6	267	(98)	154	240	(36)
Noninterest expense	1,143	6,648	(83)	3,307	19,287	(83)
Loss before income taxes (FTE basis)	(308)	(6,359)	(95)	(617)	(17,485)	(96)
Income tax benefit (FTE basis)	(112)	(1,245)	(91)	(227)	(4,748)	(95)
Net loss	$(196)	$(5,114)	(96)	$(390)	$(12,737)	(97)

Net interest yield (FTE basis)	3.69%	3.77%		3.94%	3.90%

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2015	2014	% Change	2015	2014	% Change
Total loans and leases	$29,074	$35,238	(17)%	$30,782	$36,672	(16)%
Total earning assets	41,179	40,718	1	41,678	38,625	8
Total assets	50,719	53,843	(6)	51,994	54,030	(4)
Allocated capital	24,000	17,000	41	24,000	17,000	41

Period end				September 30 2015	December 31 2014	% Change
Total loans and leases				$27,982	$33,055	(15)%
Total earning assets				40,187	33,923	18
Total assets				49,080	45,958	7
n/m = not meaningful

LAS is responsible for our mortgage servicing activities related to residential first mortgage and home equity loans serviced for others and loans held by the Corporation, including loans that have been designated as the LAS Portfolios. The LAS Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 45. In addition, LAS is responsible for managing certain legacy exposures related to mortgage origination, sales and servicing activities (e.g., litigation, representations and warranties). LAS also includes the financial results of the home equity portfolio selected as part of the Legacy Owned Portfolio and the results of MSR activities, including net hedge results.

LAS includes certain revenues and expenses on loans serviced for others, including owned loans serviced for Consumer Banking, GWIM and All Other.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The net loss for LAS decreased $4.9 billion to $196 million primarily driven by significantly lower litigation expense, which is included in noninterest expense. Also contributing to the decrease in the net loss were higher revenue, lower provision for credit losses and lower noninterest expense, excluding litigation. Revenue increased $285 million primarily due to gains realized from the deconsolidation of certain home equity securitizations as well as higher mortgage banking income. Mortgage banking income increased due to improved MSR net-of-hedge performance and lower representations and warranties provision, partially offset by lower mortgage servicing fees. The provision for credit losses decreased $261 million primarily driven by costs related to the consumer relief portion of the DoJ settlement in the prior-year period. Noninterest expense decreased $5.5 billion primarily due to a $5.1 billion decrease in litigation expense. Excluding litigation, noninterest expense decreased $430 million to $915 million due to lower default-related staffing and other default-related servicing expenses. We believe we are on track to achieve our goal of reducing noninterest expense, excluding litigation expense, to approximately $800 million, per quarter beginning in the fourth quarter of 2015.

The increase in allocated capital for LAS reflects higher Basel 3 Advanced approaches operational risk capital than in 2014. For more information on capital allocated to the business segments, see Business Segment Operations on page 25.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The net loss for LAS decreased $12.3 billion to $390 million primarily driven by the same factors as described in the three-month discussion above. Total revenue increased $802 million due to higher mortgage banking income reflecting a decrease in representation and warranties provision and higher MSR net-of-hedge performance, partially offset by lower servicing fees due to a smaller portfolio. The provision for credit losses decreased $86 million primarily driven by the same factors as described in the three-month discussion above. Noninterest expense decreased $16.0 billion primarily due to a $14.5 billion decrease in litigation expense. Excluding litigation, noninterest expense decreased $1.5 billion to $2.8 billion due to lower default-related staffing and other default-related servicing expenses.

The increase in allocated capital for LAS was driven by the same factors as described in the three-month discussion above.

Servicing

LAS is responsible for all of our in-house servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 26 percent and 27 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at September 30, 2015 and 2014. In addition, LAS is responsible for managing vendors who subservice on our behalf.

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

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. Home equity loans in this portfolio are held on the balance sheet of LAS, and residential mortgage loans in this portfolio are included as part of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $14.2 billion during the nine months ended September 30, 2015 to $75.7 billion, of which $28.0 billion was held on the LAS balance sheet and the remainder was included in All Other. The decrease was largely due to payoffs and paydowns, as well as loan sales.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes loans serviced by LAS in both the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 24 percent and 25 percent of the total residential mortgage serviced portfolio of $504 billion and $636 billion, as measured by unpaid principal balance, at September 30, 2015 and 2014. The decline in the Legacy Residential Mortgage Serviced Portfolio was due to paydowns and payoffs, and MSR and loan sales.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	September 30
(Dollars in billions)	2015	2014
Unpaid principal balance
Residential mortgage loans
Total	$121	$160
60 days or more past due	14	32

Number of loans serviced (in thousands)
Residential mortgage loans
Total	659	853
60 days or more past due	81	163

(1)	Excludes $29 billion and $36 billion of home equity loans and HELOCs at September 30, 2015 and 2014.

Non-Legacy Portfolio

As previously discussed, LAS is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 76 percent and 75 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at September 30, 2015 and 2014. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to paydowns and payoffs, partially offset by new originations.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	September 30
(Dollars in billions)	2015	2014
Unpaid principal balance
Residential mortgage loans
Total	$383	$476
60 days or more past due	6	10

Number of loans serviced (in thousands)
Residential mortgage loans
Total	2,438	3,035
60 days or more past due	33	58

(1)	Excludes $47 billion and $50 billion of home equity loans and HELOCs at September 30, 2015 and 2014.

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

LAS Mortgage Banking Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Servicing income:
Servicing fees	$345	$471	$1,167	$1,496
Amortization of expected cash flows (1)	(179)	(201)	(564)	(620)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	83	(19)	526	152
Other servicing-related revenue	—	—	—	8
Total net servicing income	249	251	1,129	1,036
Representations and warranties (provision) benefit	(77)	(152)	37	(447)
Other mortgage banking income (3)	94	53	243	223
Total LAS mortgage banking income	$266	$152	$1,409	$812

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Consists primarily of revenue from sales of repurchased loans that had returned to performing status.

During the three and nine months ended September 30, 2015, LAS mortgage banking income increased $114 million to $266 million, and $597 million to $1.4 billion compared to the same periods in 2014, primarily driven by a benefit in the provision for representations and warranties in the nine-month period, and improved MSR net-of-hedge performance, partially offset by lower servicing fees due to a smaller servicing portfolio. For the three and nine months ended September 30, 2015, servicing fees declined 27 percent and 22 percent to $345 million and $1.2 billion as the size of the servicing portfolio continued to decline driven by loan prepayment activity, which exceeded new originations primarily due to our exit from non-retail channels, as well as strategic sales of MSRs in prior periods. The $37 million benefit in the provision for representations and warranties for the nine months ended September 30, 2015 compared to a provision of $447 million in the same period in 2014 was primarily driven by the impact of the ACE Securities Corp. v. DB Structured Products, Inc. (ACE) decision, as time-barred claims are now treated as resolved. For more information on the ACE decision, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 50.

Key Statistics
(Dollars in millions, except as noted)	September 30 2015		December 31 2014
Mortgage serviced portfolio (in billions) (1, 2)	$580		$693
Mortgage loans serviced for investors (in billions) (1)	391		474
Mortgage servicing rights:
Balance (3)	2,699		3,271
Capitalized mortgage servicing rights (% of loans serviced for investors)	69	bps	69	bps

(1)
The servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans. At September 30, 2015 and December 31, 2014, the balance excludes $17 billion and $16 billion of non-U.S. consumer mortgage loans serviced for investors.

(2)	Servicing of residential mortgage loans, HELOCs and home equity loans by LAS.

(3)	At September 30, 2015 and December 31, 2014, excludes $344 million and $259 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.

Mortgage Servicing Rights

At September 30, 2015, the balance of consumer MSRs managed within LAS, which excludes $344 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets was $2.7 billion compared to $3.3 billion at December 31, 2014. The consumer MSR balance managed within LAS decreased $572 million in the nine months ended September 30, 2015 primarily driven by the recognition of modeled cash flows and sales of MSRs, partially offset by new loan originations. For more information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 54. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net interest income (FTE basis)	$(502)	$68	n/m	$38	$(175)	(122)%
Noninterest income:
Card income	68	92	(26)%	203	266	(24)
Equity investment income	(46)	(26)	77	(34)	766	n/m
Gains on sales of debt securities	385	410	(6)	810	1,149	(30)
All other loss	(395)	(587)	(33)	(1,094)	(1,832)	(40)
Total noninterest income	12	(111)	(111)	(115)	349	n/m
Total revenue, net of interest expense (FTE basis)	(490)	(43)	n/m	(77)	174	n/m

Provision for credit losses	(67)	(265)	(75)	(230)	(647)	(64)
Noninterest expense	80	254	(69)	1,998	2,434	(18)
Income (loss) before income taxes (FTE basis)	(503)	(32)	n/m	(1,845)	(1,613)	14
Income tax expense (benefit) (FTE basis)	(507)	(541)	(6)	(1,646)	(2,059)	(20)
Net income (loss)	$4	$509	(99)	$(199)	$446	n/m

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2015	2014	% Change	2015	2014	% Change
Loans and leases:
Residential mortgage	$121,179	$177,183	(32)%	$137,241	$186,280	(26)%
Non-U.S. credit card	10,244	11,784	(13)	10,087	11,700	(14)
Other	6,404	10,437	(39)	6,426	11,077	(42)
Total loans and leases	137,827	199,404	(31)	153,754	209,057	(26)
Total assets (1)	264,385	272,554	(3)	259,031	283,356	(9)
Total deposits	22,605	29,879	(24)	21,508	33,759	(36)

Period end				September 30 2015	December 31 2014	% Change
Loans and leases:
Residential mortgage				$114,512	$155,595	(26)%
Non-U.S. credit card				10,066	10,465	(4)
Other				6,135	6,552	(6)
Total loans and leases				130,713	172,612	(24)
Total equity investments				4,378	4,886	(10)
Total assets (1)				257,480	261,583	(2)
Total deposits				21,771	19,242	13

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $494.3 billion and $496.3 billion for the three and nine months ended September 30, 2015 compared to $490.6 billion and $480.1 billion for the same periods in 2014, and $493.7 billion and $474.6 billion at September 30, 2015 and December 31, 2014.

n/m = not meaningful

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass residential mortgages, debt securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other. For more information on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 118 and Note 18 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint venture, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for All Other decreased $505 million to $4 million due to lower net interest income and a decrease in the benefit in the provision for credit losses, partially offset by gains on the sales of consumer real estate loans. Net interest income decreased $570 million compared to the same period in 2014 primarily driven by the negative impact of the market-related adjustments on debt securities due to lower long-term interest rates. Gains on the sales of loans, including nonperforming and other delinquent loans, net of hedges, were $370 million compared to gains of $223 million, and are included in all other loss in the table on page 48. Also included in all other loss were U.K. PPI costs of $303 million compared to $298 million, and negative FTE adjustments of $342 million compared to $301 million to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

The benefit in the provision for credit losses decreased $198 million to a benefit of $67 million compared to the prior-year period primarily due to a slower pace of reserve releases in the current period.

Noninterest expense decreased $174 million to $80 million reflecting a decrease in litigation expense and lower personnel and infrastructure costs, partially offset by higher professional fees related in part to our CCAR resubmission. The income tax benefit was $507 million compared to a benefit of $541 million, as the prior-period tax benefits attributable to the resolution of several tax examinations exceeded the current period tax benefits related to certain non-U.S. restructurings. In addition, both periods include income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for All Other decreased $645 million to a net loss of $199 million due to a decrease in equity investment income, lower gains on sales of debt securities and a decrease in the benefit in the provision for credit losses, partially offset by higher net interest income, gains on sales of consumer real estate loans, lower U.K. PPI costs and a decrease in noninterest expense. Net interest income increased $213 million primarily driven by the impact of market-related adjustments on debt securities. Negative market-related adjustments on debt securities were $412 million compared to $503 million in the prior-year period. Equity investment income decreased $800 million as the prior-year period included a gain on the sale of a portion of an equity investment. Gains on the sales of loans, including nonperforming and other delinquent loans, net of hedges, were $934 million compared to gains of $405 million in the prior-year period. Also included in all other loss were U.K. PPI costs of $319 million compared to $482 million, and negative FTE adjustments of $1.2 billion compared to $962 million to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

The benefit in the provision for credit losses declined $417 million to a benefit of $230 million primarily driven by the same factor as described in the three-month discussion above as well as lower recoveries on nonperforming loan sales.

Noninterest expense decreased $436 million to $2.0 billion primarily driven by the same factors as described in the three-month discussion above. The income tax benefit was $1.6 billion compared to a benefit of $2.1 billion, as the prior-year period included tax benefits attributable to the resolution of several tax examinations. In addition, both periods include income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

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

We have vigorously contested any request for repurchase where we have concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, we have reached settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process, including with the GSEs, four monoline insurers and BNY Mellon, as trustee for certain securitization trusts.

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

Settlement with the Bank of New York Mellon, as Trustee

On April 22, 2015, the New York County Supreme Court entered final judgment approving the BNY Mellon Settlement. In October 2015, BNY Mellon obtained certain state tax opinions and an IRS private letter ruling confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts. The final conditions of the settlement have thus been satisfied, requiring the Corporation to make the settlement payment of $8.5 billion (excluding legal fees) on or before February 9, 2016. The settlement payment and legal fees were previously fully reserved. BNY Mellon is required to determine the share of the settlement payment that will be allocated to each of the trusts covered by the settlement and then to distribute those amounts. For information on servicing matters associated with the BNY Mellon Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 54 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

New York Court Decision on Statute of Limitations

On June 11, 2015, the New York Court of Appeals, New York's highest appellate court, issued its opinion on the statute of limitations applicable to representations and warranties claims in ACE Securities Corp. v. DB Structured Products, Inc. (ACE). The Court of Appeals held that, under New York law, a claim for breach of contractual representations and warranties begins to run at the time the representations and warranties are made, and rejected the argument that the six-year statute of limitations does not begin to run until the time repurchase is refused. The Court of Appeals also held that compliance with the contractual notice and cure period was a pre-condition to filing suit, and claims that did not comply with such contractual requirements prior to the expiration of the statute of limitations period were invalid. While no entity affiliated with the Corporation was a party to this litigation, the vast majority of the private-label RMBS trusts into which entities affiliated with the Corporation sold loans and made representations and warranties are governed by New York law. While the Corporation treats claims where the statute of limitations has expired, as determined in accordance with the ACE decision, as time-barred and therefore resolved and no longer outstanding, investors or trustees may seek to distinguish certain aspects of the ACE decision or to assert other claims seeking to avoid the impact of the ACE decision. For example, a recent ruling by a New York intermediate appellate court allowed a counterparty to pursue litigation on loans in the entire trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. The potential impact on the Corporation, if any, of judicial limitations on the ACE decision, or claims seeking to distinguish or avoid the ACE decision is unclear at this time. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, we determine that the applicable statute of limitations has expired, or representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution in one of the ways described above.

At September 30, 2015, we had $18.3 billion of unresolved repurchase claims, net of duplicate claims, compared to $22.8 billion at December 31, 2014. These repurchase claims primarily relate to private-label securitizations and exclude claims in the amount of $7.4 billion at September 30, 2015, net of duplicate claims, where the statute of limitations has expired without litigation being commenced. At December 31, 2014, time-barred claims of $5.2 billion, net of duplicate claims, were included in unresolved repurchase claims. The notional amount of unresolved repurchase claims at both September 30, 2015 and December 31, 2014 includes $3.5 billion of claims, net of duplicate claims, related to loans in specific private-label securitization groups or tranches where we own substantially all of the outstanding securities. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

The decrease in the notional amount of outstanding unresolved repurchase claims, net of duplicate claims, in the nine months ended September 30, 2015 is primarily due to the impact of the ACE decision. Excluding time-barred claims that were treated as outstanding at December 31, 2014, the remaining outstanding unresolved repurchase claims are driven by: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans that is necessary to evaluate a claim.

During the three and nine months ended September 30, 2015, we had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to bulk settlements in prior years and ongoing litigation with a single monoline insurer. For additional information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

As a result of various bulk settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide Financial Corporation (Countrywide) to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, our exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $18.3 billion and loans with certain characteristics excluded from the settlements that we do not believe will be material, such as certain specified violations of the GSEs' charters, fraud and title defects. As of September 30, 2015, of the $18.3 billion, approximately $16.0 billion in principal has been paid and $991 million in principal has defaulted or was severely delinquent. At September 30, 2015, the notional amount of unresolved repurchase claims submitted by the GSEs was $20 million related to these vintages. For more information on the monolines and experience with the GSEs, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

In addition to unresolved repurchase claims, we have received notifications from sponsors of third-party securitizations with whom we engaged in whole-loan transactions indicating that we may have indemnity obligations with respect to loans for which we have not received a repurchase request. These outstanding notifications totaled $1.4 billion and $2.0 billion at September 30, 2015 and December 31, 2014.

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

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 54 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

At September 30, 2015 and December 31, 2014, the liability for representations and warranties was $11.5 billion and $12.1 billion, which includes $8.6 billion related to the BNY Mellon Settlement. The representations and warranties provision was $75 million for the three months ended September 30, 2015 compared to a provision of $167 million for the same period in 2014. The representations and warranties benefit was $46 million for the nine months ended September 30, 2015 compared to a provision of $433 million for the same period in 2014. The benefit in the provision for representations and warranties for the nine months ended September 30, 2015 compared to a provision in the same period in 2014 was primarily driven by the impact of the ACE decision, as time-barred claims are now treated as resolved.

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

Experience with Private-label Securitization and Whole-loan Investors

In prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations). The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Such loans originated from 2004 through 2008 had an original principal balance of $970 billion, including $786 billion sold to private-label and whole-loan investors without monoline insurance. Of the $970 billion, $582 billion in principal has been paid, $212 billion in principal has defaulted, $36 billion in principal was severely delinquent, and $140 billion in principal was current or less than 180 days past due at September 30, 2015, as summarized in Table 18.

Loans originated between 2004 and 2008 and sold without monoline insurance had an original total principal balance of $786 billion, which is included in Table 18. Of the $786 billion, $477 billion has been paid in full and $196 billion was defaulted or severely delinquent at September 30, 2015. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans.

Table 18
Overview of Non-Agency Securitization and Whole-Loan Balances from 2004 to 2008
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance September 30 2015	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$13	$2	$8	$10	$1	$2	$2	$5
Countrywide
BNY Mellon Settlement	409	89	19	88	107	15	26	25	41
Other	307	50	11	67	78	9	18	18	33
Total Countrywide	716	139	30	155	185	24	44	43	74
Merrill Lynch	72	12	2	20	22	4	5	4	9
First Franklin	82	12	2	29	31	5	7	5	14
Total (1, 2)	$970	$176	$36	$212	$248	$34	$58	$54	$102
By Product
Prime	$302	$48	$5	$29	$34	$2	$6	$7	$19
Alt-A	173	40	8	42	50	7	12	11	20
Pay option	150	30	8	46	54	5	13	15	21
Subprime	251	46	13	75	88	17	21	16	34
Home equity	88	9	—	18	18	2	5	4	7
Other	6	3	2	2	4	1	1	1	1
Total	$970	$176	$36	$212	$248	$34	$58	$54	$102

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises if there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable).

We have received approximately $36.8 billion of representations and warranties repurchase claims (including duplicate claims) related to loans originated between 2004 and 2008, including $27.5 billion from private-label securitization trustees and a financial guarantee provider, $8.5 billion from whole-loan investors and $816 million from one private-label securitization counterparty. New private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement. Of the $36.8 billion in claims, we have resolved $17.5 billion of these claims with losses of $2.0 billion. Approximately $3.8 billion of these claims were resolved through repurchase or indemnification, $5.0 billion were rescinded by the investor, $336 million were resolved through settlements and $8.4 billion are not actionable under the applicable statute of limitations and are therefore considered resolved.

At September 30, 2015, for these vintages, the notional amount of unresolved repurchase claims (including duplicate claims) submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and others was $19.2 billion, before subtracting $2.6 billion of duplicate claims primarily submitted without loan file reviews, resulting in net unresolved repurchase claims of $16.6 billion. We have performed an initial review with respect to substantially all of these claims and although we do not believe a valid basis for repurchase has been established by the claimant, we consider such claims activity in the computation of our liability for representations and warranties. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations and believe we are not required by the governing documents to do so, unless particular facts suggest we should review an individual loan file.

Estimated Range of Possible Loss

We currently estimate that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at September 30, 2015. We treat claims that are time-barred as resolved and do not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

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

Servicing agreements with the GSEs and GNMA generally provide the GSEs and GNMA with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, the GSEs claim that they have the contractual right to loan repurchase for certain servicing breaches. In addition, the GSEs' first-lien mortgage seller/servicer guides provide timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond the control of the servicer. Servicers for GNMA are required to service in accordance with the applicable government agency requirements which include detailed regulatory requirements for servicing loans and reducing the amount of insurance or guaranty benefits that are paid if the applicable timelines are not satisfied. In addition, many non-agency RMBS and whole-loan servicing agreements state that the servicer may be liable for failure to perform its servicing obligations in keeping with industry standards or for acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer's duties.

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

Other Mortgage-related Matters

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny and investigations related to our past and current origination, servicing, transfer of servicing and servicing rights, servicing compliance obligations, and foreclosure activities, and MI and captive reinsurance practices with mortgage insurers, including those claims not covered by the National Mortgage Settlement or the August 20, 2014 settlement with the DoJ. For more information on the DoJ Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Department of Justice Settlement on page 53 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in increased operational and compliance costs and may limit our ability to continue providing certain products and services. For more information on management's estimate of the aggregate range of possible loss and on regulatory investigations, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Mortgage-related Settlements – Servicing Matters

The National Mortgage Settlement expired in substantial part in accordance with its terms on October 4, 2015. The independent monitor for the settlement is continuing to conduct his review of our compliance with the uniform servicing standards during the period prior to the expiration of the National Mortgage Settlement. The DoJ and all of the original servicers subject to the National Mortgage Settlement have agreed to extend one section of the National Mortgage Settlement that relates to remediation to service members in order to allow the parties further time to complete such remediation. For more information on servicing matters associated with the BNY Mellon Settlement and the National Mortgage Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 54 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

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

Strategic Risk Management

Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from incorrect assumptions, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic and competitive environments, customer preferences, and technology developments in the geographic locations in which we operate.

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

We conduct an Internal Capital Adequacy Assessment Process (ICAAP) on a periodic basis. The ICAAP is a forward-looking assessment of our projected capital needs and resources, incorporating earnings, balance sheet and risk forecasts under baseline and adverse economic and market conditions. We utilize periodic stress tests to assess the potential impacts to our balance sheet, earnings, regulatory capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in our forecasts or stress tests. We assess the potential capital impacts of proposed changes to regulatory capital requirements. Management assesses ICAAP results and provides documented quarterly assessments of the adequacy of our capital guidelines and capital position to the Board or its committees.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. For additional information, see Business Segment Operations on page 25.

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

In January 2015, we submitted our 2015 CCAR capital plan and related supervisory stress tests. The requested capital actions included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. Based on the information in our January 2015 submission, we exceeded all stressed capital ratio minimum requirements in the severely adverse scenario with more than $20 billion in excess capital after all planned capital actions, a significant improvement from the prior-year CCAR quantitative results. On March 11, 2015, the Federal Reserve advised that it did not object to our 2015 capital plan but gave a conditional non-objection under which we were required to resubmit our CCAR capital plan by September 30, 2015 and address certain weaknesses the Federal Reserve identified in our capital planning process. We have established plans and taken actions which we believe address the identified weaknesses, and we resubmitted our CCAR capital plan on September 30, 2015. The Federal Reserve has 75 days to review our resubmitted CCAR capital plan and our capital planning revisions. Following that review, the Federal Reserve may determine that the capital plan is not adequate or the identified weaknesses are not being satisfactorily addressed, and may restrict our future capital actions.

Pending the Federal Reserve's review of the resubmission of our CCAR capital plan, we are permitted to proceed with our stock repurchase program and to maintain our common stock dividend at the current rate. As of September 30, 2015, in connection with our 2015 CCAR capital plans, we have repurchased approximately $1.6 billion of common stock. The timing and amount of additional common stock repurchases and common stock dividends will continue to be consistent with our 2015 CCAR capital plan and will be subject to the Federal Reserve's review of our submission of a revised capital plan as discussed above. In addition, the timing and amount of common stock repurchases will be subject to various factors, including the Corporation's capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The common stock repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

Regulatory Capital

As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, we became subject to Basel 3, which includes certain transition provisions through January 1, 2019. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3.

Basel 3 Overview

Basel 3 updated the composition of capital and established a Common equity tier 1 capital ratio. Common equity tier 1 capital primarily includes common stock, retained earnings and accumulated OCI. Basel 3 revised minimum capital ratios and buffer requirements, added a supplementary leverage ratio (SLR), and addressed the adequately capitalized minimum requirements under the PCA framework. Finally, Basel 3 established two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches. For additional information, see Capital Management – Standardized Approach and Capital Management – Advanced Approaches on page 59.

As an Advanced approaches institution, under Basel 3, we were required to complete a qualification period (parallel run) to demonstrate compliance with the Basel 3 Advanced approaches to the satisfaction of U.S. banking regulators. We received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements beginning in the fourth quarter of 2015. As previously disclosed, with the approval to exit parallel run, U.S. banking regulators requested modifications to certain internal analytical models including the wholesale (e.g., commercial) credit models which will increase our risk-weighted assets in the fourth quarter of 2015. All requested modifications to the internal analytical models will be reflected in the risk-based capital ratios in the fourth quarter of 2015. Prior to the requested modification, we estimate that our Common equity tier 1 capital ratio under Basel 3 Advanced approaches on a fully phased-in basis would have been approximately 11.0 percent at September 30, 2015. Having exited parallel run on October 1, 2015, with the requested modifications to these models fully incorporated, the pro-forma Common equity tier 1 capital ratio under the Basel 3 Advanced approaches on a fully phased-in basis would have been an estimated 9.7 percent at September 30, 2015. In the fourth quarter of 2015, we will be required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy including under the PCA framework. Prior to the fourth quarter of 2015, we are required to report our capital adequacy under the Standardized approach only.

Regulatory Capital Composition

Basel 3 requires certain deductions from and adjustments to capital, which are primarily those related to MSRs, deferred tax assets and defined benefit pension assets. Also, any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets. Basel 3 also provides for the inclusion in capital of net unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes are impacted by, among other factors, fluctuations in interest rates, earnings performance and corporate actions. Under Basel 3 regulatory capital transition provisions, changes to the composition of regulatory capital are generally recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018.

Table 19 summarizes how certain regulatory capital deductions and adjustments have been or will be transitioned from 2014 through 2018 for Common equity tier 1 and Tier 1 capital.

Table 19
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

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and transitioned from Tier 2 capital beginning in 2016 with the full exclusion in 2022. As of September 30, 2015, our qualifying Trust Securities were $1.4 billion, approximately 10 bps of the Tier 1 capital ratio.

Minimum Capital Requirements

Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. Effective January 1, 2015, the PCA framework was also amended to reflect the requirements of Basel 3. The PCA framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for "well-capitalized" banking organizations, which included BANA at September 30, 2015. Also effective January 1, 2015, Common equity tier 1 capital is included in the measurement of "well capitalized" for depository institutions.

Beginning January 1, 2016, we will be subject to a capital conservation buffer, a countercyclical capital buffer and a G-SIB surcharge which will be phased in over a three-year period ending January 1, 2019. Once fully phased in, the Corporation's risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and G-SIB surcharge in order to avoid certain restrictions on capital distributions and discretionary bonus payments. The buffers and surcharge must be composed solely of Common equity tier 1 capital. The countercyclical capital buffer is currently set at zero. U.S. banking regulators must jointly decide on any increase in the countercyclical buffer, after which time institutions will have up to one year for implementation. Based on the Federal Reserve final rule published in July 2015, under certain assumptions, we estimate that our G-SIB surcharge will increase our risk-based capital ratio requirements by 3.0 percent. For more information on our G-SIB surcharge, see Capital Management – Regulatory Developments on page 65.

Table 20 presents regulatory minimum and "well-capitalized" ratio requirements in accordance with Basel 3 Standardized – Transition as measured at September 30, 2015 and December 31, 2014.

Table 20
Bank of America Corporation Regulatory Capital Ratio Requirements under Basel 3 Standardized – Transition
	September 30, 2015		December 31, 2014
	Regulatory Minimum (1)	Well-capitalized (2)	Regulatory Minimum (1)	Well-capitalized (2)
Common equity tier 1	4.5%	n/a	4.0%	n/a
Tier 1 capital	6.0	6.0%	5.5	6.0%
Total capital	8.0	10.0	8.0	10.0
Tier 1 leverage	4.0	n/a	4.0	n/a

(1)
When presented on a fully phased-in basis, beginning January 1, 2019, the minimum Basel 3 risk-based capital ratio requirements for the Corporation are expected to significantly increase. For additional information, see Table 24.

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

Advanced Approaches

In addition to the credit risk and market risk measures, Basel 3 Advanced approaches include measures of operational risk and risks related to the credit valuation adjustment (CVA) for over-the-counter (OTC) derivative exposures. The Advanced approaches rely on internal analytical models to measure risk weights for credit risk exposures and allow the use of models to estimate the exposure at default (EAD) for certain exposure types. Market risk capital measurements are consistent with the Standardized approach, except for securitization exposures. For both trading and non-trading securitization exposures, institutions are permitted to use the Supervisory Formula Approach (SFA) and would use the SSFA if the SFA is unavailable for a particular exposure. Non-securitization credit risk exposures are measured using internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss given default (LGD) and, in certain instances, EAD. The internal analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using internal analytical models which rely on both internal and external operational loss experience and data. The calculations require management to make estimates, assumptions and interpretations, including with respect to the probability of future events based on historical experience. Actual results could differ from those estimates and assumptions. Under the Federal Reserve's reservation of authority, they may require us to hold an amount of capital greater than otherwise required under the capital rules if they determine that our risk-based capital requirement using our internal analytical models is not commensurate with our credit, market, operational or other risks.

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

As of September 30, 2015, the Corporation's estimated SLR on a fully phased-in basis was 6.4 percent, which exceeds the 5.0 percent threshold that represents the minimum plus the supplementary leverage buffer for BHCs. The estimated SLR for BANA on a fully phased-in basis was 7.0 percent, which exceeds the 6.0 percent "well-capitalized" level for insured depository institutions of BHCs.

Capital Composition and Ratios

Table 21 presents Bank of America Corporation's capital ratios and related information in accordance with Basel 3 Standardized – Transition as measured at September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, the Corporation meets the definition of "well capitalized" under current regulatory requirements.

Table 21
Bank of America Corporation Regulatory Capital under Basel 3 Standardized – Transition
	September 30, 2015		December 31, 2014
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common equity tier 1 capital	11.6%	$161,649	12.3%	$155,361
Tier 1 capital	12.9	178,830	13.4	168,973
Total capital	15.8	219,901	16.5	208,670
Tier 1 leverage	8.5	178,830	8.2	168,973

			September 30 2015	December 31 2014
Risk-weighted assets (in billions) (1)			$1,392	$1,262
Adjusted quarterly average total assets (in billions) (2)			2,092	2,060

(1)	On a pro-forma basis, under Basel 3 Standardized – Transition as measured at January 1, 2015, the December 31, 2014 risk-weighted assets would have been $1,392 billion.

(2)	Reflects adjusted average total assets for the three months ended September 30, 2015 and December 31, 2014.

Common equity tier 1 capital under Basel 3 Standardized – Transition was $161.6 billion at September 30, 2015, an increase of $6.3 billion compared to December 31, 2014 driven by earnings, partially offset by dividends, common stock repurchases and the impact of certain transition provisions under Basel 3 Standardized – Transition. For more information on Basel 3 transition provisions, see Table 19. During the nine months ended September 30, 2015, Total capital increased $11.2 billion primarily driven by the same factors that drove the increase in Common equity tier 1 capital as well as issuances of preferred stock and subordinated debt. The Tier 1 leverage ratio increased 35 bps compared to December 31, 2014 primarily driven by an increase in Tier 1 capital. For additional information, see Table 22.

Risk-weighted assets increased $130 billion during the nine months ended September 30, 2015 to $1,392 billion primarily due to the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Standardized approach. During the nine months ended September 30, 2015, on a pro-forma basis under Basel 3 Standardized – Transition, risk-weighted assets of $1,392 billion remained unchanged compared to December 31, 2014.

At September 30, 2015, an increase or decrease in our Common equity tier 1, Tier 1 or Total capital ratios by one bp would require a change of $139 million in Common equity tier 1, Tier 1 or Total capital. We could also increase our Common equity tier 1, Tier 1 or Total capital ratios by one bp on such date by a reduction in risk-weighted assets of $1.2 billion, $1.1 billion and $880 million, respectively. An increase in our Tier 1 leverage ratio by one bp on such date would require $209 million of additional Tier 1 capital or a reduction of $2.4 billion in adjusted average assets.

Table 22 presents the capital composition as measured under Basel 3 Standardized – Transition at September 30, 2015 and December 31, 2014.

Table 22
Capital Composition under Basel 3 Standardized – Transition
(Dollars in millions)	September 30 2015	December 31 2014
Total common shareholders' equity	$233,632	$224,162
Goodwill	(69,217)	(69,234)
Deferred tax assets arising from net operating loss and tax credit carryforwards	(3,703)	(2,226)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,964	2,680
Net unrealized (gains) losses on AFS debt and equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax	299	573
Intangibles, other than mortgage servicing rights and goodwill	(1,102)	(639)
DVA related to liabilities and derivatives (1)	152	231
Other	(376)	(186)
Common equity tier 1 capital	161,649	155,361
Qualifying preferred stock, net of issuance cost	22,273	19,308
Deferred tax assets arising from net operating loss and tax credit carryforwards	(5,554)	(8,905)
Trust preferred securities	1,430	2,893
Defined benefit pension fund assets	(470)	(599)
DVA related to liabilities and derivatives under transition	228	925
Other	(726)	(10)
Total Tier 1 capital	178,830	168,973
Long-term debt qualifying as Tier 2 capital	20,565	17,953
Qualifying allowance for credit losses	13,318	14,634
Nonqualifying capital instruments subject to phase out from Tier 2 capital	4,803	3,881
Minority interest	2,404	3,233
Other	(19)	(4)
Total capital	$219,901	$208,670

(1)	Represents loss on structured liabilities and derivatives, net-of-tax, that is excluded from Common equity tier 1, Tier 1 and Total capital for regulatory capital purposes.

Table 23 presents the components of our risk-weighted assets as measured under Basel 3 Standardized – Transition at September 30, 2015 and December 31, 2014.

Table 23
Risk-weighted assets under Basel 3 Standardized – Transition
(Dollars in billions)	September 30 2015	December 31 2014
Credit risk	$1,297	$1,169
Market risk	95	93
Total risk-weighted assets	$1,392	$1,262

Table 24 presents the expected regulatory minimum ratio requirements in accordance with Basel 3 on a fully phased-in basis at January 1, 2019. The regulatory minimum Basel 3 Common equity tier 1, Tier 1 and Total capital ratio requirements for the Corporation will be comprised of the minimum ratio for Common equity tier 1, Tier 1 and Total capital as shown in Table 20, plus a capital conservation buffer greater than 2.5 percent, the G-SIB surcharge of 3.0 percent and any countercyclical buffer, which is currently set at zero. Table 24 assumes a capital conservation buffer of 2.5 percent. For more information on these buffers, see Capital Management – Regulatory Developments on page 65.

Table 24
Bank of America Corporation Regulatory Capital Ratio Requirements – Fully Phased-in
January 1, 2019
Regulatory Minimum
Common equity tier 1	10.0%
Tier 1 capital	11.5
Total capital	13.5
Tier 1 leverage	4.0

Table 25 presents estimates of our Basel 3 regulatory risk-based capital ratios on a fully phased-in basis at September 30, 2015 and December 31, 2014. The Common equity tier 1, Tier 1 and Total capital estimates reflect the full impact of Basel 3 changes to capital composition after the transition period ends on January 1, 2019. These changes include certain deductions from and adjustments to capital, the most significant of which relate to deferred tax assets, and the inclusion of net unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These ratios are considered non-GAAP financial measures until the end of the transition period on January 1, 2019 when adopted and required by U.S. banking regulators.

Table 25
Bank of America Corporation Regulatory Capital – Fully Phased-in (1, 2)
	September 30, 2015		December 31, 2014
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Standardized approach
Common equity tier 1 capital	10.8%	$153,089	10.0%	$141,217
Tier 1 capital	12.3	174,631	11.3	160,480
Total capital (3)	14.9	210,817	13.9	196,115
Advanced approaches
Common equity tier 1 capital	11.0	153,089	9.6	141,217
Tier 1 capital	12.5	174,631	11.0	160,480
Total capital (3)	14.5	202,062	12.7	185,986
Pro-forma Common equity tier 1 capital (4)	9.7	153,089	—	—

			September 30 2015	December 31 2014
Risk-weighted assets – Standardized approach (in billions)			$1,415	$1,415
Risk-weighted assets – Advanced approaches (in billions)			1,398	1,465
Pro-forma risk-weighted assets – Advanced approaches (in billions) (4)			1,570	—

(1)
We received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements beginning in the fourth quarter of 2015. With the approval to exit parallel run, we will be required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy. Prior to exiting parallel run, we were required to report regulatory capital risk-weighted assets and ratios under the Standardized approach only. As previously disclosed, with the approval to exit parallel run, U.S. banking regulators requested modifications to certain internal analytical models including the wholesale (e.g., commercial) credit models which will increase our risk-weighted assets in the fourth quarter of 2015.

(2)
Basel 3 Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models. We are working to obtain approval from our regulators of the internal models methodology (IMM).

(3)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(4)	Pro-forma Basel 3 Advanced approaches estimates include all requested modifications to the internal analytical models.

Table 26 presents a reconciliation of regulatory capital in accordance with Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at September 30, 2015 and December 31, 2014.

Table 26
Regulatory Capital Reconciliation between Basel 3 Transition to Fully Phased-in (1, 2)
(Dollars in millions)	September 30 2015	December 31 2014
Common equity tier 1 capital (transition)	$161,649	$155,361
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition	(5,554)	(8,905)
Accumulated OCI phased in during transition	(1,018)	(1,592)
Intangibles phased in during transition	(1,654)	(2,556)
Defined benefit pension fund assets phased in during transition	(470)	(599)
DVA related to liabilities and derivatives phased in during transition	228	925
Other adjustments and deductions phased in during transition	(92)	(1,417)
Common equity tier 1 capital (fully phased-in)	153,089	141,217
Additional Tier 1 capital (transition)	17,181	13,612
Deferred tax assets arising from net operating loss and tax credit carryforwards phased out during transition	5,554	8,905
Trust preferred securities phased out during transition	(1,430)	(2,893)
Defined benefit pension fund assets phased out during transition	470	599
DVA related to liabilities and derivatives phased out during transition	(228)	(925)
Other transition adjustments to Additional Tier 1 capital	(5)	(35)
Additional Tier 1 capital (fully phased-in)	21,542	19,263
Tier 1 capital (fully phased-in)	174,631	160,480
Tier 2 capital (transition)	41,071	39,697
Nonqualifying capital instruments phased out during transition	(4,803)	(3,881)
Other transition adjustments to Tier 2 capital	(82)	(181)
Tier 2 capital (fully phased-in)	36,186	35,635
Basel 3 Standardized approach Total capital (fully phased-in)	210,817	196,115
Change in Tier 2 qualifying allowance for credit losses	(8,755)	(10,129)
Basel 3 Advanced approaches Total capital (fully phased-in)	$202,062	$185,986

Risk-weighted assets – As reported to Basel 3 (fully phased-in)
As reported risk-weighted assets	$1,391,672	$1,261,544
Changes in risk-weighted assets from reported to fully phased-in	22,989	153,722
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	1,414,661	1,415,266
Changes in risk-weighted assets for advanced models	(17,157)	50,213
Basel 3 Advanced approaches risk-weighted assets (fully phased-in)	1,397,504	$1,465,479
Changes in risk-weighted assets due to modifications to Internal Analytical Models	172,697	—
Pro-forma Basel 3 Advanced approaches risk-weighted assets (fully phased-in) (3)	$1,570,201	—

(1)
We received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements beginning in the fourth quarter of 2015. With the approval to exit parallel run, we will be required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy. Prior to exiting parallel run, we were required to report regulatory capital risk-weighted assets and ratios under the Standardized approach only. As previously disclosed, with the approval to exit parallel run, U.S. banking regulators requested modifications to certain internal analytical models including the wholesale (e.g., commercial) credit models which will increase our risk-weighted assets in the fourth quarter of 2015.

(2)
Basel 3 Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models. We are working to obtain approval from our regulators of the internal models methodology (IMM).

(3)	Pro-forma Basel 3 Advanced approaches estimates include all requested modifications to the internal analytical models.

Bank of America, N.A. Regulatory Capital

Table 27 presents regulatory capital information for BANA in accordance with Basel 3 Standardized – Transition as measured at September 30, 2015 and December 31, 2014.

Table 27
Bank of America, N.A. Regulatory Capital under Basel 3 Standardized – Transition
	September 30, 2015			December 31, 2014
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital	12.5%	$144,880	6.5%	13.1%	$145,150	4.0%
Tier 1 capital	12.5	144,880	8.0	13.1	145,150	6.0
Total capital	13.8	160,331	10.0	14.6	161,623	10.0
Tier 1 leverage	9.3	144,880	5.0	9.6	145,150	5.0

(1)
Percent required to meet guidelines to be considered "well capitalized" under the Prompt Corrective Action framework, except for the December 31, 2014 Common equity tier 1 capital which reflects capital adequacy minimum requirements as an Advanced approaches bank under Basel 3 during a transition period that ended in 2014.

BANA's Common equity tier 1 capital ratio under Basel 3 Standardized – Transition was 12.5 percent at September 30, 2015, a decrease of 66 bps from December 31, 2014, primarily driven by dividends to the parent company and the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Standardized approach, partially offset by earnings. The Total capital ratio decreased 82 bps to 13.8 percent at September 30, 2015 compared to December 31, 2014 and the Tier 1 leverage ratio decreased 29 bps to 9.3 percent. The decrease in the Total capital ratio was driven by the same factors as the Common equity tier 1 capital ratio. The decrease in the Tier 1 leverage ratio was primarily driven by an increase in adjusted quarterly average total assets.

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

Minimum Total Loss-Absorbing Capacity

In November 2014, the FSB proposed standards for the total loss-absorbing capacity (TLAC) that G-SIBs would be required to maintain in order to facilitate an orderly resolution in the event of failure. The proposal would require G-SIBs to hold sufficient amounts of qualifying regulatory capital and debt instruments to help ensure recapitalization and continuity of critical functions upon a resolution without imposing losses on taxpayers or threatening financial stability. Under the proposal, a G-SIB would be required to maintain minimum TLAC of 16.0 percent to 20.0 percent of risk-weighted assets, excluding regulatory Common equity tier 1 capital buffers, at least twice the minimum Basel 3 Tier 1 leverage ratio and at least 33 percent of the minimum TLAC requirement in the form of eligible long-term debt. The FSB intends to submit a final revised proposal recommendation to the Group of Twenty (G-20) in November 2015.

On October 30, 2015, the Federal Reserve voted to issue a notice of proposed rulemaking which establishes external TLAC requirements for U.S. BHCs designated as G-SIBs. Under the proposal by the Federal Reserve, U.S. G-SIBs would be required to maintain a minimum external TLAC of 16 percent of risk-weighted assets, excluding regulatory buffers, in 2019, increasing to the greater of 18 percent of risk-weighted assets, excluding regulatory buffers, and 9.5 percent of the denominator of the SLR in 2022. In addition, U.S. G-SIBs must meet the external TLAC requirement with minimum eligible long-term debt equal to the greater of 6 percent of risk-weighted assets plus the G-SIB surcharge, and 4.5 percent of the denominator of the SLR. We continue to monitor and evaluate developments and impacts related to this proposal.

Revisions to Approaches for Measuring Risk-weighted Assets

The Basel Committee has several open proposals to revise key methodologies for measuring risk-weighted assets. The proposals include a fundamental review of the trading book, which would update market risk measurement, and revisions to the CVA risk framework. The proposed revisions affect both modeled and standardized approaches for measuring market risk and CVA risk. The Basel Committee has also proposed revisions to the standardized approach for credit risk and the standardized approaches for operational risk. A revised standardized model for counterparty credit risk has previously been finalized. These revisions would be coupled with a proposed capital floor framework to limit the extent to which banks can reduce risk-weighted asset levels through the use of internal models. The Basel Committee expects to finalize the outstanding proposals by the end of 2016. Once the proposals are finalized, U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions.

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At September 30, 2015, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $10.1 billion and exceeded the minimum requirement of $1.4 billion by $8.7 billion. MLPCC's net capital of $3.2 billion exceeded the minimum requirement of $365 million by $2.8 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At September 30, 2015, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At September 30, 2015, MLI's capital resources were $34.3 billion which exceeded the minimum requirement of $16.8 billion.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the third quarter of 2015 and through October 30, 2015, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements. The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 28, 2018. For more information on the original issuance and exercise price of these warrants, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 28 is a summary of our cash dividend declarations on preferred stock during the third quarter of 2015 and through October 30, 2015. During the third quarter of 2015, we declared $441 million of cash dividends on preferred stock. For more information on preferred stock, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 28
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	July 23, 2015	October 9, 2015	October 23, 2015	7.00%	$1.75
		October 22, 2015	January 11, 2016	January 25, 2016	7.00	1.75
Series D (2)	$654	July 9, 2015	August 31, 2015	September 14, 2015	6.204%	$0.38775
		October 9, 2015	November 30, 2015	December 14, 2015	6.204	0.38775
Series E (2)	$317	July 9, 2015	July 31, 2015	August 17, 2015	Floating	$0.25556
		October 9, 2015	October 30, 2015	November 16, 2015	Floating	0.25556
Series F	$141	July 9, 2015	August 31, 2015	September 15, 2015	Floating	$1,022.22222
		October 9, 2015	November 30, 2015	December 15, 2015	Floating	1,011.11111
Series G	$493	July 9, 2015	August 31, 2015	September 15, 2015	Adjustable	$1,022.22222
		October 9, 2015	November 30, 2015	December 15, 2015	Adjustable	1,011.11111
Series I (2)	$365	July 9, 2015	September 15, 2015	October 1, 2015	6.625%	$0.4140625
		October 9, 2015	December 15, 2015	January 4, 2016	6.625	0.4140625
Series K (3, 4)	$1,544	July 9, 2015	July 15, 2015	July 30, 2015	Fixed-to-floating	$40.00
Series L	$3,080	June 19, 2015	July 1, 2015	July 30, 2015	7.25%	$18.125
		September 18, 2015	October 1, 2015	October 30, 2015	7.25	18.125
Series M (3, 4)	$1,310	October 9, 2015	October 31, 2015	November 16, 2015	Fixed-to-floating	$40.625
Series T	$5,000	July 23, 2015	September 25, 2015	October 13, 2015	6.00%	$1,500.00
		October 22, 2015	December 26, 2015	January 11, 2016	6.00	1,500.00
Series U (3, 4)	$1,000	October 9, 2015	November 15, 2015	December 1, 2015	Fixed-to-floating	$26.00
Series V (3, 4)	$1,500	October 9, 2015	December 1, 2015	December 17, 2015	Fixed-to-floating	$25.625
Series W (2)	$1,100	July 9, 2015	August 15, 2015	September 9, 2015	6.625%	$0.4140625
		October 9, 2015	November 15, 2015	December 9, 2015	6.625	0.4140625
Series X (3, 4)	$2,000	July 9, 2015	August 15, 2015	September 8, 2015	Fixed-to-floating	$31.25
Series Y (2)	$1,100	June 19, 2015	July 1, 2015	July 27, 2015	6.50%	$0.40625
		September 18, 2015	October 1, 2015	October 27, 2015	6.50	0.40625
Series Z (3, 4)	$1,400	September 18, 2015	October 1, 2015	October 23, 2015	Fixed-to-floating	$32.50
Series AA (3, 4)	$1,900	July 9, 2015	September 1, 2015	September 17, 2015	Fixed-to-floating	$30.50

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Table 28
Preferred Stock Cash Dividend Summary (continued)
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (5)	$98	July 9, 2015	August 15, 2015	August 28, 2015	Floating	$0.18750
		October 9, 2015	November 15, 2015	November 30, 2015	Floating	0.18750
Series 2 (5)	$299	July 9, 2015	August 15, 2015	August 28, 2015	Floating	$0.19167
		October 9, 2015	November 15, 2015	November 30, 2015	Floating	0.19167
Series 3 (5)	$653	July 9, 2015	August 15, 2015	August 28, 2015	6.375%	$0.3984375
		October 9, 2015	November 15, 2015	November 30, 2015	6.375	0.3984375
Series 4 (5)	$210	July 9, 2015	August 15, 2015	August 28, 2015	Floating	$0.25556
		October 9, 2015	November 15, 2015	November 30, 2015	Floating	0.25556
Series 5 (5)	$422	July 9, 2015	August 1, 2015	August 21, 2015	Floating	$0.25556
		October 9, 2015	November 1, 2015	November 23, 2015	Floating	0.25556

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

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

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, or Global Excess Liquidity Sources (GELS), is comprised of assets that are readily available to the parent company and selected subsidiaries, including bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GELS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our GELS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final LCR rules. For more information on the final rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 70.

Our GELS were $499 billion and $439 billion at September 30, 2015 and December 31, 2014 and were maintained as shown in Table 29.

Table 29
Global Excess Liquidity Sources
(Dollars in billions)	September 30 2015	December 31 2014	Average for Three Months Ended September 30, 2015
Parent company	$98	$98	$97
Bank subsidiaries	354	306	359
Other regulated entities	47	35	42
Total Global Excess Liquidity Sources	$499	$439	$498

As shown in Table 29, parent company GELS totaled $98 billion at both September 30, 2015 and December 31, 2014. Parent company liquidity remained unchanged as subsidiary inflows and debt issuances were largely offset by debt maturities and derivative collateral outflows. Typically, parent company excess liquidity is in the form of cash deposited with BANA.

GELS available to our bank subsidiaries totaled $354 billion and $306 billion at September 30, 2015 and December 31, 2014. The increase in bank subsidiaries' liquidity was primarily due to deposit inflows and net debt issuances, partially offset by loan growth. GELS at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $239 billion and $214 billion at September 30, 2015 and December 31, 2014. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

GELS available to our other regulated entities, comprised primarily of broker-dealer subsidiaries, totaled $47 billion and $35 billion at September 30, 2015 and December 31, 2014. The increase in liquidity in other regulated entities is largely driven by parent company liquidity contributions to the Corporation's primary U.S. broker-dealer. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 30 presents the composition of GELS at September 30, 2015 and December 31, 2014.

Table 30
Global Excess Liquidity Sources Composition
(Dollars in billions)	September 30 2015	December 31 2014
Cash on deposit	$130	$97
U.S. Treasury securities	49	74
U.S. agency securities and mortgage-backed securities	299	252
Non-U.S. government and supranational securities	21	16
Total Global Excess Liquidity Sources	$499	$439

Time-to-required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "time-to-required funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only the parent company's liquidity sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our time-to-required funding was 42 months at September 30, 2015. For purposes of calculating time-to-required funding at September 30, 2015, we have included in the amount of unsecured contractual obligations $8.6 billion related to the BNY Mellon Settlement. The final conditions of the settlement have been satisfied, requiring the Corporation to make the settlement payment on or before February 9, 2016. For more information on the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

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

In 2014, U.S. banking regulators finalized LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. The LCR is calculated as the amount of a financial institution's unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Under the final rule, an initial minimum LCR of 80 percent was required as of January 2015, and will increase thereafter in 10 percentage point increments annually through January 2017. These minimum requirements are applicable to the Corporation on a consolidated basis and to our insured depository institutions. As of September 30, 2015, we estimate that the consolidated Corporation was above the 2017 LCR requirements. The Corporation's LCR may fluctuate from period to period due to normal business flows from customer activity.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.16 trillion and $1.12 trillion at September 30, 2015 and December 31, 2014. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the Federal Deposit Insurance Corporation. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLBs loans.

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

During the three and nine months ended September 30, 2015, we issued $8.3 billion and $34.0 billion of long-term debt, consisting of $6.6 billion and $21.1 billion for Bank of America Corporation, $76 million and $7.7 billion for Bank of America, N.A. and $1.6 billion and $5.2 billion of other debt.

Table 31 presents the carrying value of aggregate annual contractual maturities of long-term debt as of September 30, 2015. During the nine months ended September 30, 2015, we had total long-term debt maturities and purchases of $34.6 billion consisting of $20.6 billion for Bank of America Corporation, $6.3 billion for Bank of America, N.A. and $7.7 billion of other debt.

Table 31
Long-term Debt By Maturity
	Remainder of
(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Bank of America Corporation
Senior notes	$2,483	$16,945	$18,568	$20,420	$17,056	$49,231	$124,703
Senior structured notes	891	4,177	1,580	1,737	1,381	7,140	16,906
Subordinated notes	660	4,893	4,952	2,750	1,511	18,611	33,377
Junior subordinated notes	—	—	—	—	—	7,303	7,303
Total Bank of America Corporation	4,034	26,015	25,100	24,907	19,948	82,285	182,289
Bank of America, N.A.
Senior notes	—	3,052	3,653	3,522	—	20	10,247
Subordinated notes	—	1,060	3,485	—	1	1,732	6,278
Advances from Federal Home Loan Banks	499	6,003	10	10	15	137	6,674
Securitizations and other Bank VIEs (1)	140	1,290	3,550	2,300	2,451	934	10,665
Other	14	53	2,697	6	9	71	2,850
Total Bank of America, N.A.	653	11,458	13,395	5,838	2,476	2,894	36,714
Other debt
Senior notes	—	—	1	—	—	30	31
Structured liabilities	345	2,491	2,000	1,287	875	7,929	14,927
Junior subordinated notes	—	—	—	—	—	340	340
Nonbank VIEs (1)	—	456	241	38	22	1,500	2,257
Other	200	500	—	—	—	30	730
Total other debt	545	3,447	2,242	1,325	897	9,829	18,285
Total long-term debt	$5,232	$40,920	$40,737	$32,070	$23,321	$95,008	$237,288

(1)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.

Table 32 presents our long-term debt by major currency at September 30, 2015 and December 31, 2014.

Table 32
Long-term Debt By Major Currency
(Dollars in millions)	September 30 2015	December 31 2014
U.S. Dollar	$189,384	$191,264
Euro	31,012	30,687
British Pound	7,384	7,881
Japanese Yen	3,632	6,058
Australian Dollar	1,759	2,135
Canadian Dollar	1,492	1,779
Swiss Franc	900	897
Other	1,725	2,438
Total long-term debt	$237,288	$243,139

Total long-term debt decreased $5.9 billion, or two percent, during the nine months ended September 30, 2015 primarily due to the impact of revaluation of non-U.S. Dollar debt and changes in fair value for debt accounted for under the fair value option. These impacts were substantially offset through derivative hedge transactions. Excluding these two factors, total long-term debt remained relatively unchanged for the nine months ended September 30, 2015. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 65 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 118.

We may also issue unsecured debt in the form of structured notes for client purposes. During the three and nine months ended September 30, 2015, we issued $1.2 billion and $4.8 billion of structured notes, a majority of which was issued by Bank of America Corporation. Structured notes are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $31.6 billion and $38.8 billion at September 30, 2015 and December 31, 2014.

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

Table 33 presents the Corporation's current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 33
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

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Stress Modeling on page 69.

For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

Credit Risk Management

Credit quality remained strong in the third quarter of 2015 driven by lower U.S. unemployment and improving home prices as well as our proactive credit risk management activities positively impacting our credit portfolio as nonperforming loans and leases and delinquencies continued to improve. For additional information, see Executive Summary – Third Quarter 2015 Economic and Business Environment on page 4.

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

We have non-U.S. exposure largely in Europe and Asia Pacific. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 106 and Item 1A. Risk Factors of the Corporation's 2014 Annual Report on Form 10-K.

For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 75, Commercial Portfolio Credit Risk Management on page 95, Non-U.S. Portfolio on page 106, Provision for Credit Losses on page 108, Allowance for Credit Losses on page 108, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

During the nine months ended September 30, 2015, we completed approximately 41,600 customer loan modifications with a total unpaid principal balance of approximately $7.0 billion, including approximately 17,700 permanent modifications, under the U.S. government's Making Home Affordable Program. Of the loan modifications completed during the nine months ended September 30, 2015, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, more than half were in the Corporation's held-for-investment (HFI) portfolio. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDR). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 92 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. unemployment rate and home prices continued during the three and nine months ended September 30, 2015 resulting in improved credit quality and lower credit losses across most major consumer portfolios compared to the same periods in 2014. Nearly all consumer loan portfolios 30 and 90 days or more past due declined during the nine months ended September 30, 2015 as a result of improved delinquency trends. Although home prices have shown steady improvement since the beginning of 2012, they have not fully recovered to their 2006 levels.

Improved credit quality, continued loan balance run-off and sales across the consumer portfolio drove a $2.0 billion decrease in the consumer allowance for loan and lease losses during the nine months ended September 30, 2015 to $8.0 billion at September 30, 2015. For additional information, see Allowance for Credit Losses on page 108.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 50 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 34 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 34, PCI loans are also shown separately, net of purchase accounting adjustments, in the "Purchased Credit-impaired Loan Portfolio" columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 34
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Residential mortgage (1)	$187,939	$216,197	$12,581	$15,152
Home equity	78,030	85,725	4,865	5,617
U.S. credit card	88,339	91,879	n/a	n/a
Non-U.S. credit card	10,066	10,465	n/a	n/a
Direct/Indirect consumer (2)	87,314	80,381	n/a	n/a
Other consumer (3)	2,012	1,846	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	453,700	486,493	17,446	20,769
Loans accounted for under the fair value option (4)	1,944	2,077	n/a	n/a
Total consumer loans and leases	$455,644	$488,570	$17,446	$20,769

(1)	Outstandings include pay option loans of $2.4 billion and $3.2 billion at September 30, 2015 and December 31, 2014. We no longer originate pay option loans.

(2)
Outstandings include auto and specialty lending loans of $41.7 billion and $37.7 billion, unsecured consumer lending loans of $1.0 billion and $1.5 billion, U.S. securities-based lending loans of $39.2 billion and $35.8 billion, non-U.S. consumer loans of $3.9 billion and $4.0 billion, student loans of $581 million and $632 million and other consumer loans of $834 million and $761 million at September 30, 2015 and December 31, 2014.

(3)
Outstandings include consumer finance loans of $591 million and $676 million, consumer leases of $1.2 billion and $1.0 billion and consumer overdrafts of $189 million and $162 million at September 30, 2015 and December 31, 2014.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.7 billion and $1.9 billion and home equity loans of $225 million and $196 million at September 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 91 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

Table 35 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 35
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Residential mortgage (1)	$5,242	$6,889	$7,616	$11,407
Home equity	3,429	3,901	—	—
U.S. credit card	n/a	n/a	721	866
Non-U.S. credit card	n/a	n/a	78	95
Direct/Indirect consumer	25	28	38	64
Other consumer	1	1	2	1
Total (2)	$8,697	$10,819	$8,455	$12,433
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	1.92%	2.22%	1.86%	2.56%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	2.19	2.70	0.21	0.26

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2015 and December 31, 2014, residential mortgage included $4.6 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.0 billion and $4.1 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At September 30, 2015 and December 31, 2014, $321 million and $392 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 36 presents net charge-offs and related ratios for consumer loans and leases.

Table 36
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs (1)				Net Charge-off Ratios (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Residential mortgage	$26	$53	$400	$145	0.05%	0.09%	0.26%	0.08%
Home equity	120	89	443	630	0.60	0.40	0.72	0.93
U.S. credit card	546	625	1,751	2,026	2.46	2.79	2.66	3.05
Non-U.S. credit card	47	67	142	190	1.83	2.26	1.88	2.17
Direct/Indirect consumer	25	34	83	125	0.12	0.17	0.13	0.20
Other consumer	57	56	139	161	11.21	10.48	9.72	10.58
Total	$821	$924	$2,958	$3,277	0.71	0.72	0.84	0.85

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.08 percent and 0.39 percent for residential mortgage, 0.64 percent and 0.77 percent for home equity, and 0.82 percent and 1.00 percent for the total consumer portfolio for the three and nine months ended September 30, 2015, respectively. Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.15 percent and 0.14 percent for residential mortgage, 0.43 percent and 1.00 percent for home equity, and 0.90 percent and 1.07 percent for the total consumer portfolio for the three and nine months ended September 30, 2014, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs, as shown in Tables 36 and 37, exclude write-offs in the PCI loan portfolio of $128 million and $580 million in residential mortgage and $20 million and $146 million in home equity for the three and nine months ended September 30, 2015, and $196 million and $547 million in residential mortgage and $50 million and $250 million in home equity for the three and nine months ended September 30, 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. Net charge-off ratios including the PCI write-offs were 0.32 percent and 0.64 percent for residential mortgage and 0.70 percent and 0.96 percent for home equity for the three and nine months ended September 30, 2015, and 0.42 percent and 0.38 percent for residential mortgage and 0.63 percent and 1.30 percent for home equity for the three and nine months ended September 30, 2014. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

Table 37 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the consumer real estate portfolio. For more information on the Legacy Assets & Servicing portfolio, see LAS on page 44.

Table 37
Consumer Real Estate Portfolio (1)
	Outstandings		Nonperforming		Net Charge-offs (2)
	September 30 2015	December 31 2014	September 30 2015	December 31 2014	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2015	2014	2015	2014
Core portfolio
Residential mortgage	$143,221	$162,220	$1,949	$2,398	$14	$42	$97	$141
Home equity	48,983	51,887	1,376	1,496	45	47	147	201
Total Core portfolio	192,204	214,107	3,325	3,894	59	89	244	342
Legacy Assets & Servicing portfolio
Residential mortgage	44,718	53,977	3,293	4,491	12	11	303	4
Home equity	29,047	33,838	2,053	2,405	75	42	296	429
Total Legacy Assets & Servicing portfolio	73,765	87,815	5,346	6,896	87	53	599	433
Consumer real estate portfolio
Residential mortgage	187,939	216,197	5,242	6,889	26	53	400	145
Home equity	78,030	85,725	3,429	3,901	120	89	443	630
Total consumer real estate portfolio	$265,969	$301,922	$8,671	$10,790	$146	$142	$843	$775

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			September 30 2015	December 31 2014	Three Months Ended September 30		Nine Months Ended September 30
					2015	2014	2015	2014
Core portfolio
Residential mortgage			$430	$593	$(33)	$(6)	$(66)	$(2)
Home equity			711	702	70	4	156	22
Total Core portfolio			1,141	1,295	37	(2)	90	20
Legacy Assets & Servicing portfolio
Residential mortgage			1,325	2,307	(55)	63	(99)	(359)
Home equity			1,934	2,333	6	(103)	77	(128)
Total Legacy Assets & Servicing portfolio			3,259	4,640	(49)	(40)	(22)	(487)
Consumer real estate portfolio
Residential mortgage			1,755	2,900	(88)	57	(165)	(361)
Home equity			2,645	3,035	76	(99)	233	(106)
Total consumer real estate portfolio			$4,400	$5,935	$(12)	$(42)	$68	$(467)

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $1.7 billion and $1.9 billion and home equity loans of $225 million and $196 million at September 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 91 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolio. Write-offs in the PCI loan portfolio decrease the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 87.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 41 percent of consumer loans and leases at September 30, 2015. Approximately 60 percent of the residential mortgage portfolio is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties. Approximately 29 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages originated for the home purchase and refinancing needs of our wealth management clients and the remaining portion of the portfolio is primarily in Consumer Banking.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $28.3 billion during the nine months ended September 30, 2015 due to loan sales of $23.6 billion, including $16.4 billion of loans with standby insurance agreements, $2.5 billion of nonperforming and other delinquent loans, $4.5 billion of loans in consolidated agency residential mortgage securitization vehicles, and runoff outpacing the retention of new originations. These declines were partially offset by repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

At September 30, 2015 and December 31, 2014, the residential mortgage portfolio included $38.6 billion and $65.0 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements with FNMA and FHLMC. At September 30, 2015 and December 31, 2014, $35.6 billion and $47.8 billion had FHA insurance with the remainder protected by long-term standby agreements. At September 30, 2015 and December 31, 2014, $12.4 billion and $15.9 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

The long-term standby agreements with FNMA and FHLMC reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At September 30, 2015, these programs had the cumulative effect of reducing our risk-weighted assets by $904 million, and increasing both our Tier 1 capital ratio and Common equity tier 1 capital ratio by one bp under the Basel 3 Standardized – Transition. This compared to reducing our risk-weighted assets by $5.2 billion, and increasing both our Tier 1 capital ratio and Tier 1 Common capital ratio by five bps at December 31, 2014 under Basel 3 Standardized – Transition.

Table 38 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 87.

Table 38
Residential Mortgage – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					September 30 2015	December 31 2014	September 30 2015	December 31 2014
Outstandings					$187,939	$216,197	$136,786	$136,075
Accruing past due 30 days or more					12,120	16,485	1,653	1,868
Accruing past due 90 days or more					7,616	11,407	—	—
Nonperforming loans					5,242	6,889	5,242	6,889
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100					8%	9%	5%	6%
Refreshed LTV greater than 100					10	12	5	7
Refreshed FICO below 620					14	16	6	8
2006 and 2007 vintages (2)					18	19	18	22

	Reported Basis				Excluding Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014	2015	2014	2015	2014
Net charge-off ratio (3)	0.05%	0.09%	0.26%	0.08%	0.08%	0.15%	0.39%	0.14%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $1.7 billion and $1.9 billion of residential mortgage loans accounted for under the fair value option at September 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 91 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
These vintages of loans account for $1.9 billion, or 36 percent, and $2.8 billion, or 41 percent of nonperforming residential mortgage loans at September 30, 2015 and December 31, 2014. For the three and nine months ended September 30, 2015, these vintages accounted for $4 million of recoveries, and $114 million, or 29 percent of total residential mortgage net charge-offs. For the three months ended September 30, 2014, these vintages accounted for $13 million, or 26 percent of total residential mortgage net charge-offs. For the nine months ended September 30, 2014, these vintages accounted for no residential mortgage net charge-offs.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $1.6 billion during the nine months ended September 30, 2015 including sales of $1.2 billion, partially offset by a $246 million net increase related to the settlement with the DoJ for those loans that are no longer fully insured. Excluding these items, nonperforming residential mortgage loans decreased as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming residential mortgage loans at September 30, 2015, $1.8 billion, or 34 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $2.3 billion, or 43 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $215 million during the nine months ended September 30, 2015.

Net charge-offs decreased $27 million to $26 million for the three months ended September 30, 2015, or 0.08 percent of total average residential mortgage loans, compared to net charge-offs of $53 million, or 0.15 percent, for the same period in 2014. This decrease in net charge-offs was primarily driven by higher recoveries of $57 million related to nonperforming loan sales during the three months ended September 30, 2015 compared to $39 million for the same period in 2014, favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy. These improvements were partially offset by $49 million of net charge-offs during the three months ended September 30, 2015 related to the consumer relief portion of the settlement with the DoJ. Net charge-offs increased $255 million to $400 million for the nine months ended September 30, 2015, or 0.39 percent of total average residential mortgage loans, compared to net charge-offs of $145 million, or 0.14 percent, for the same period in 2014. This increase in net charge-offs was primarily driven by $379 million of charge-offs during the nine months ended September 30, 2015 related to the consumer relief portion of the settlement with the DoJ. In addition, net charge-offs included recoveries of $119 million related to nonperforming loan sales during the nine months ended September 30, 2015 compared to $224 million for the same period in 2014. Excluding these items, net charge-offs declined driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented five percent and six percent of the residential mortgage portfolio at September 30, 2015 and December 31, 2014. Loans with a refreshed LTV greater than 100 percent represented five percent and seven percent of the residential mortgage loan portfolio at September 30, 2015 and December 31, 2014. Of the loans with a refreshed LTV greater than 100 percent, 97 percent and 96 percent were performing at September 30, 2015 and December 31, 2014. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, somewhat mitigated by subsequent appreciation. Loans to borrowers with refreshed FICO scores below 620 represented six percent and eight percent of the residential mortgage portfolio at September 30, 2015 and December 31, 2014.

Of the $136.8 billion in total residential mortgage loans outstanding at September 30, 2015, as shown in Table 39, 40 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $12.2 billion, or 22 percent, at September 30, 2015. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2015, $225 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.7 billion, or one percent for the entire residential mortgage portfolio. In addition, at September 30, 2015, $783 million, or six percent of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $388 million were contractually current, compared to $5.2 billion, or four percent for the entire residential mortgage portfolio, of which $1.8 billion were contractually current. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to ten years and more than 90 percent of these loans have yet to enter the amortization period and will not be required to make a fully-amortizing payment until 2016 or later.

Table 39 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both September 30, 2015 and December 31, 2014. For the three and nine months ended September 30, 2015, loans within this MSA contributed net recoveries of $6 million and $10 million within the residential mortgage portfolio. For the three and nine months ended September 30, 2014, loans within this MSA contributed net recoveries of $10 million and $32 million within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstandings at both September 30, 2015 and December 31, 2014. For the three and nine months ended September 30, 2015, loans within this MSA contributed net charge-offs of $13 million and $86 million within the residential mortgage portfolio. For the three and nine months ended September 30, 2014, loans within this MSA contributed net charge-offs of $15 million and $44 million within the residential mortgage portfolio.

Table 39
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	September 30 2015	December 31 2014	September 30 2015	December 31 2014	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2015	2014	2015	2014
California	$47,244	$45,496	$1,071	$1,459	$(30)	$(25)	$(37)	$(119)
New York (3)	12,422	11,826	446	477	11	7	46	24
Florida (3)	9,978	10,116	595	858	5	(4)	51	(12)
Texas	6,165	6,635	203	269	—	(2)	9	2
Virginia	4,147	4,402	176	244	3	(3)	17	7
Other U.S./Non-U.S.	56,830	57,600	2,751	3,582	37	80	314	243
Residential mortgage loans (4)	$136,786	$136,075	$5,242	$6,889	$26	$53	$400	$145
Fully-insured loan portfolio	38,572	64,970
Purchased credit-impaired residential mortgage loan portfolio	12,581	15,152
Total residential mortgage loan portfolio	$187,939	$216,197

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. There were $1.7 billion and $1.9 billion of residential mortgage loans accounted for under the fair value option at September 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 91 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $128 million and $580 million of write-offs in the residential mortgage PCI loan portfolio for the three and nine months ended September 30, 2015 compared to $196 million and $547 million for the same periods in 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For additional information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $8.2 billion and $9.0 billion at September 30, 2015 and December 31, 2014, or six percent and seven percent of the residential mortgage portfolio. The CRA portfolio included $641 million and $986 million of nonperforming loans at September 30, 2015 and December 31, 2014, representing 12 percent and 14 percent of total nonperforming residential mortgage loans. There were no net charge-offs in the CRA portfolio for the three months ended September 30, 2015, compared to $24 million, or 45 percent of total net charge-offs for the residential mortgage portfolio for the same period in 2014. Net charge-offs in the CRA portfolio were $71 million and $45 million for the nine months ended September 30, 2015 and 2014, or 18 percent and 31 percent of total net charge-offs for the residential mortgage portfolio.

Home Equity

At September 30, 2015, the home equity portfolio made up 17 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.

At September 30, 2015, our HELOC portfolio had an outstanding balance of $67.7 billion, or 87 percent of the total home equity portfolio compared to $74.2 billion, or 87 percent, at December 31, 2014. HELOCs generally have an initial draw period of 10 years and those borrowers typically are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At September 30, 2015, our home equity loan portfolio had an outstanding balance of $8.4 billion, or 11 percent of the total home equity portfolio compared to $9.8 billion, or 11 percent, at December 31, 2014. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $8.4 billion at September 30, 2015, 54 percent have 25- to 30-year terms. At September 30, 2015, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $1.9 billion, or two percent of the total home equity portfolio compared to $1.7 billion, or two percent, at December 31, 2014. We no longer originate reverse mortgages.

At September 30, 2015, approximately 56 percent of the home equity portfolio was included in Consumer Banking, 35 percent was included in LAS and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $7.7 billion during the nine months ended September 30, 2015 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at September 30, 2015 and December 31, 2014, $20.3 billion and $20.6 billion, or 26 percent and 24 percent, were in first-lien positions (28 percent and 26 percent excluding the PCI home equity portfolio). At September 30, 2015, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $13.4 billion, or 18 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $51.1 billion at September 30, 2015 compared to $53.7 billion at December 31, 2014. The decrease was primarily due to customers choosing to close accounts, as well as accounts reaching the end of their draw period, which automatically eliminates open line exposure. Both of these more than offset customer paydowns of principal balances and the impact of new production. The HELOC utilization rate was 57 percent at September 30, 2015 compared to 58 percent at December 31, 2014.

Table 40 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 87.

Table 40
Home Equity – Key Credit Statistics
					Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)					September 30 2015	December 31 2014	September 30 2015	December 31 2014
Outstandings					$78,030	$85,725	$73,165	$80,108
Accruing past due 30 days or more (2)					614	640	614	640
Nonperforming loans (2)					3,429	3,901	3,429	3,901
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100					7%	8%	6%	7%
Refreshed CLTV greater than 100					14	16	12	14
Refreshed FICO below 620					7	8	7	7
2006 and 2007 vintages (3)					44	46	42	43

	Reported Basis				Excluding Purchased Credit-impaired Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014	2015	2014	2015	2014
Net charge-off ratio (4)	0.60%	0.40%	0.72%	0.93%	0.64%	0.43%	0.77%	1.00%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. There were $225 million and $196 million of home equity loans accounted for under the fair value option at September 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 91 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Accruing past due 30 days or more includes $81 million and $98 million and nonperforming loans include $409 million and $505 million of loans where we serviced the underlying first-lien at September 30, 2015 and December 31, 2014.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 46 percent and 47 percent of nonperforming home equity loans at September 30, 2015 and December 31, 2014, and 52 percent and 56 percent of net charge-offs for the three and nine months ended September 30, 2015 and 59 percent and 57 percent for the three and nine months ended September 30, 2014.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming outstanding balances in the home equity portfolio decreased $472 million during the nine months ended September 30, 2015 as outflows, including sales of $154 million and the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming home equity portfolio at September 30, 2015, $1.5 billion, or 43 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $1.3 billion, or 38 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $26 million during the nine months ended September 30, 2015.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At September 30, 2015, we estimate that $1.3 billion of current and $181 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $215 million of these combined amounts, with the remaining $1.3 billion serviced by third parties. Of the $1.5 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $554 million had first-lien loans that were 90 days or more past due.

Net charge-offs increased $31 million to $120 million for the three months ended September 30, 2015, or 0.64 percent of the total average home equity portfolio, compared to $89 million, or 0.43 percent for the same period in 2014. The increase for the three-month period was primarily driven by lower recoveries partially offset by continued portfolio improvement. Net charge-offs decreased $187 million to $443 million for the nine months ended September 30, 2015, or 0.77 percent of the total average home equity portfolio, compared to $630 million, or 1.00 percent for the same period in 2014. The decrease for the nine-month period was primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy, partially offset by $70 million of charge-offs related to the consumer relief portion of the settlement with the DoJ and lower recoveries. The net charge-off ratios were also impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTV) comprised six percent and seven percent of the home equity portfolio at September 30, 2015 and December 31, 2014. Outstanding balances with a refreshed CLTV greater than 100 percent comprised 12 percent and 14 percent of the home equity portfolio at September 30, 2015 and December 31, 2014. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current on their home equity loan and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at September 30, 2015. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented seven percent of the home equity portfolio at both September 30, 2015 and December 31, 2014.

Of the $73.2 billion in total home equity portfolio outstandings at September 30, 2015, as shown in Table 41, 69 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $8.4 billion, or 13 percent of total HELOCs at September 30, 2015. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2015, $214 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $562 million, or one percent for the entire HELOC portfolio. In addition, at September 30, 2015, $1.2 billion, or 14 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $498 million were contractually current, compared to $3.1 billion, or five percent for the entire HELOC portfolio, of which $1.3 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and 45 percent of these loans will enter the amortization period in 2016 and 2017 and will be required to make fully-amortizing payments. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended September 30, 2015, approximately 52 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 41 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both September 30, 2015 and December 31, 2014. For the three and nine months ended September 30, 2015, loans within this MSA contributed net charge-offs of $14 million and $51 million. For the three and nine months ended September 30, 2014, loans within this MSA contributed net charge-offs of $16 million and $87 million. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both September 30, 2015 and December 31, 2014. There were no net charge-offs on loans within this MSA for the three months ended September 30, 2015. For the nine months ended September 30, 2015, loans within this MSA contributed net charge-offs of $14 million. For the three and nine months ended September 30, 2014, loans within this MSA contributed net recoveries of $10 million and net charge-offs of $21 million.

Table 41
Home Equity State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	September 30 2015	December 31 2014	September 30 2015	December 31 2014	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2015	2014	2015	2014
California	$20,957	$23,250	$918	$1,012	$7	$(24)	$44	$68
Florida (3)	8,696	9,633	521	574	27	28	89	112
New Jersey (3)	5,646	5,883	244	299	11	10	36	47
New York (3)	5,367	5,671	345	387	9	10	34	59
Massachusetts	3,452	3,655	125	148	2	3	11	17
Other U.S./Non-U.S.	29,047	32,016	1,276	1,481	64	62	229	327
Home equity loans (4)	$73,165	$80,108	$3,429	$3,901	$120	$89	$443	$630
Purchased credit-impaired home equity portfolio	4,865	5,617
Total home equity loan portfolio	$78,030	$85,725

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $225 million and $196 million of home equity loans accounted for under the fair value option at September 30, 2015 and December 31, 2014. For more information on the fair value option, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 91 and Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude $20 million and $146 million of write-offs in the home equity PCI loan portfolio for the three and nine months ended September 30, 2015 compared to $50 million and $250 million for the same periods in 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For additional information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

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

Table 42 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 42
Purchased Credit-impaired Loan Portfolio
	September 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$12,905	$12,581	$397	$12,184	94.41%
Home equity	4,901	4,865	489	4,376	89.29
Total purchased credit-impaired loan portfolio	$17,806	$17,446	$886	$16,560	93.00

	December 31, 2014
Residential mortgage	$15,726	$15,152	$880	$14,272	90.75%
Home equity	5,605	5,617	772	4,845	86.44
Total purchased credit-impaired loan portfolio	$21,331	$20,769	$1,652	$19,117	89.62

The total PCI unpaid principal balance decreased $3.5 billion, or 17 percent, during the nine months ended September 30, 2015 primarily driven by sales, payoffs, paydowns and write-offs. During the nine months ended September 30, 2015, we sold PCI loans with a carrying value of $1.2 billion compared to sales of $1.9 billion for the same period in 2014.

Of the unpaid principal balance of $17.8 billion at September 30, 2015, $15.2 billion, or 86 percent, was current based on the contractual terms, $1.3 billion, or seven percent, was in early stage delinquency, and $920 million was 180 days or more past due, including $826 million of first-lien mortgages and $94 million of home equity loans.

During the three months ended September 30, 2015, we recorded a provision benefit of $68 million for the PCI loan portfolio which included an expense of $12 million for residential mortgage and a benefit of $80 million for home equity. During the nine months ended September 30, 2015, we recorded a provision benefit of $40 million for the PCI loan portfolio which included an expense of $97 million for residential mortgage and a benefit of $137 million for home equity. This compared to no provision expense and a provision benefit of $106 million for the three and nine months ended September 30, 2014. The provision benefit for the nine months ended September 30, 2015 was primarily driven by lower default estimates.

The PCI valuation allowance declined $766 million during the nine months ended September 30, 2015 due to write-offs in the PCI loan portfolio of $580 million in residential mortgage and $146 million in home equity, combined with a provision benefit of $40 million.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 72 percent of the total PCI loan portfolio at September 30, 2015. Those loans to borrowers with a refreshed FICO score below 620 represented 33 percent of the PCI residential mortgage loan portfolio at September 30, 2015. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 31 percent of the PCI residential mortgage loan portfolio and 36 percent based on the unpaid principal balance at September 30, 2015. Table 43 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 43
Outstanding Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	September 30 2015	December 31 2014
California	$5,895	$6,885
Florida (1)	969	1,289
Virginia	550	640
Maryland	473	602
Texas	254	318
Other U.S./Non-U.S.	4,440	5,418
Total	$12,581	$15,152

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

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

At September 30, 2015, the unpaid principal balance of pay option loans, which include pay option ARMs and payment advantage ARMs, was $2.5 billion, with a carrying value of $2.4 billion, including $2.1 billion of loans that were credit-impaired upon acquisition and, accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $560 million, including $32 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, five percent and one percent at September 30, 2015 and December 31, 2014 elected to make only the minimum payment on pay option loans. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the PCI pay option loan portfolio and have taken into consideration in the evaluation several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at September 30, 2015 that have not already experienced a payment reset, two percent are expected to reset in 2015, 51 percent are expected to reset in 2016 and 21 percent are expected to reset thereafter. In addition, five percent are expected to prepay and approximately 21 percent are expected to default prior to being reset, most of which were severely delinquent as of September 30, 2015. We no longer originate pay option loans.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 28 percent of the total PCI loan portfolio at September 30, 2015. Those loans with a refreshed FICO score below 620 represented 15 percent of the PCI home equity portfolio at September 30, 2015. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 60 percent of the PCI home equity portfolio and 64 percent based on the unpaid principal balance at September 30, 2015. Table 44 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 44
Outstanding Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	September 30 2015	December 31 2014
California	$1,431	$1,646
Florida (1)	276	313
Virginia	232	265
Arizona	168	188
Colorado	113	151
Other U.S./Non-U.S.	2,645	3,054
Total	$4,865	$5,617

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

At September 30, 2015, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.5 billion during the nine months ended September 30, 2015 due to a seasonal decline in retail transaction volume. Net charge-offs decreased $79 million to $546 million and $275 million to $1.8 billion during the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $187 million while loans 90 days or more past due and still accruing interest decreased $145 million during the nine months ended September 30, 2015 as a result of the factors mentioned above that contributed to lower net charge-offs.

Table 45 presents certain key credit statistics for the U.S. credit card portfolio.

Table 45
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2015	December 31 2014
Outstandings			$88,339	$91,879
Accruing past due 30 days or more			1,514	1,701
Accruing past due 90 days or more			721	866

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net charge-offs	$546	$625	$1,751	$2,026
Net charge-off ratios (1)	2.46%	2.79%	2.66%	3.05%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $317.1 billion and $305.9 billion at September 30, 2015 and December 31, 2014. The $11.2 billion increase was driven by account growth, lines of credit increases and a seasonal decrease in line utilization due to lower transaction volumes.

Table 46 presents certain state concentrations for the U.S. credit card portfolio.

Table 46
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2015	December 31 2014	September 30 2015	December 31 2014	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2015	2014	2015	2014
California	$13,335	$13,682	$110	$127	$85	$97	$269	$318
Florida	7,188	7,530	71	89	58	66	186	214
Texas	6,521	6,586	54	58	37	42	117	136
New York	5,516	5,655	53	59	38	43	121	133
New Jersey	3,842	3,943	31	40	24	29	75	89
Other U.S.	51,937	54,483	402	493	304	348	983	1,136
Total U.S. credit card portfolio	$88,339	$91,879	$721	$866	$546	$625	$1,751	$2,026

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $399 million during the nine months ended September 30, 2015 due to a weakening of the British Pound against the U.S. Dollar and a seasonal decline in retail transaction volume. For the three and nine months ended September 30, 2015, net charge-offs decreased $20 million to $47 million and $48 million to $142 million compared to the same periods in 2014 due to improvement in delinquencies as a result of higher credit quality originations and an improved economic environment.

Unused lines of credit for non-U.S. credit card totaled $28.0 billion and $28.2 billion at September 30, 2015 and December 31, 2014. The $223 million decrease was driven by weakening of the British Pound against the U.S. Dollar, partially offset by account growth and lines of credit increases.

Table 47 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 47
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2015	December 31 2014
Outstandings			$10,066	$10,465
Accruing past due 30 days or more			148	183
Accruing past due 90 days or more			78	95

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net charge-offs	$47	$67	$142	$190
Net charge-off ratios (1)	1.83%	2.26%	1.88%	2.17%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At September 30, 2015, approximately 50 percent of the direct/indirect portfolio was included in GWIM (principally securities-based lending loans), 49 percent was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans, and consumer personal loans) and the remainder was primarily student loans in All Other.

Outstandings in the direct/indirect portfolio increased $6.9 billion during the nine months ended September 30, 2015 as growth in the consumer auto portfolio primarily driven by bulk loan purchases, and growth in securities-based lending were partially offset by lower outstandings in the unsecured consumer lending portfolio.

For the three and nine months ended September 30, 2015, net charge-offs decreased $9 million to $25 million and $42 million to $83 million, or 0.12 percent and 0.13 percent of total average direct/indirect loans, compared to 0.17 percent and 0.20 percent for the same periods in 2014. These decreases in net charge-offs were primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.

Direct/indirect loans that were past due 90 days or more and still accruing interest declined $26 million to $38 million during the nine months ended September 30, 2015 due to decreases in the unsecured consumer lending, and consumer auto and specialty lending portfolios.

Table 48 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 48
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2015	December 31 2014	September 30 2015	December 31 2014	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2015	2014	2015	2014
California	$10,785	$9,770	$3	$5	$1	$4	$5	$12
Florida	8,683	7,930	4	5	6	5	14	20
Texas	8,429	7,741	4	5	4	5	12	15
New York	4,894	4,458	1	2	1	2	2	7
Illinois	2,865	2,550	1	2	—	1	2	4
Other U.S./Non-U.S.	51,658	47,932	25	45	13	17	48	67
Total direct/indirect loan portfolio	$87,314	$80,381	$38	$64	$25	$34	$83	$125

Other Consumer

At September 30, 2015, approximately 61 percent of the $2.0 billion other consumer portfolio was consumer auto leases included in Consumer Banking. The remainder is primarily associated with certain consumer finance businesses that we previously exited.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option totaled $1.9 billion at September 30, 2015 and were comprised of residential mortgage loans that were previously classified as held-for-sale, residential mortgage loans held in consolidated variable interest entities (VIEs) and repurchased home equity loans. The loans that were previously classified as held-for-sale were transferred to the residential mortgage portfolio in connection with the decision to retain the loans. The fair value option had been elected at the time of origination and the loans continue to be measured at fair value after the reclassification. During the nine months ended September 30, 2015, we recorded net gains of $21 million resulting from changes in the fair value of these loans.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 49 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2015 and 2014. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. During the nine months ended September 30, 2015, nonperforming consumer loans declined $2.1 billion to $8.7 billion and included the impact of sales of $1.4 billion, partially offset by a net increase of $176 million related to the impact of the consumer relief portion of the settlement with the DoJ for those loans that are no longer fully insured. Excluding these, nonperforming loans declined as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At September 30, 2015, $4.0 billion, or 44 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $3.6 billion of nonperforming loans 180 days or more past due and $479 million of foreclosed properties. In addition, at September 30, 2015, $3.3 billion, or 38 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties decreased $151 million during the nine months ended September 30, 2015 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $31 million during the nine months ended September 30, 2015. Not included in foreclosed properties at September 30, 2015 was $1.3 billion of real estate that was acquired upon foreclosure of certain delinquent government-guaranteed loans (principally FHA-insured loans). We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing, Foreclosure and Other Mortgage Matters on page 54.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 49.

Table 49
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Nonperforming loans and leases, beginning of period	$9,575	$13,460	$10,819	$15,840
Additions to nonperforming loans and leases:
New nonperforming loans and leases	1,029	1,516	3,922	5,368
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(262)	(522)	(804)	(1,315)
Sales	(447)	(957)	(1,360)	(2,782)
Returns to performing status (2)	(722)	(810)	(2,220)	(2,549)
Charge-offs	(375)	(431)	(1,319)	(1,654)
Transfers to foreclosed properties (3)	(101)	(183)	(341)	(512)
Transfers (to) from loans held-for-sale	—	115	—	(208)
Total net reductions to nonperforming loans and leases	(878)	(1,272)	(2,122)	(3,652)
Total nonperforming loans and leases, September 30 (4)	8,697	12,188	8,697	12,188
Foreclosed properties, beginning of period	553	547	630	533
Additions to foreclosed properties:
New foreclosed properties (3)	132	340	485	773
Reductions to foreclosed properties:
Sales	(182)	(248)	(552)	(629)
Write-downs	(24)	(25)	(84)	(63)
Total net additions (reductions) to foreclosed properties	(74)	67	(151)	81
Total foreclosed properties, September 30 (5)	479	614	479	614
Nonperforming consumer loans, leases and foreclosed properties, September 30	$9,176	$12,802	$9,176	$12,802
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	1.92%	2.45%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	2.02	2.57

(1)
Balances do not include nonperforming LHFS of $8 million and $9 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $49 million and $101 million at September 30, 2015 and 2014 as well as loans accruing past due 90 days or more as presented in Table 35 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At September 30, 2015, 41 percent of nonperforming loans were 180 days or more past due.

(5)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured loans, of $1.3 billion and $1.1 billion at September 30, 2015 and 2014.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 49 are net of $51 million and $127 million of charge-offs and write-offs of PCI loans for the three and nine months ended September 30, 2015 compared to $65 million and $150 million for the same periods in 2014, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At September 30, 2015 and December 31, 2014, $554 million and $800 million of such junior-lien home equity loans were included in nonperforming loans and leases. This decline was driven by overall portfolio improvement as well as $70 million of charge-offs related to the consumer relief portion of the settlement with the DoJ.

Table 50 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 49.

Table 50
Consumer Real Estate Troubled Debt Restructurings
	September 30, 2015			December 31, 2014
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$19,891	$3,667	$16,224	$23,270	$4,529	$18,741
Home equity (3)	2,650	1,646	1,004	2,358	1,595	763
Total consumer real estate troubled debt restructurings	$22,541	$5,313	$17,228	$25,628	$6,124	$19,504

(1)
Residential mortgage TDRs deemed collateral dependent totaled $5.2 billion and $5.8 billion, and included $3.0 billion and $3.6 billion of loans classified as nonperforming and $2.2 billion and $2.2 billion of loans classified as performing at September 30, 2015 and December 31, 2014.

(2)	Residential mortgage performing TDRs included $9.7 billion and $11.9 billion of loans that were fully-insured at September 30, 2015 and December 31, 2014.

(3)
Home equity TDRs deemed collateral dependent totaled $1.6 billion and $1.6 billion, and included $1.3 billion and $1.4 billion of loans classified as nonperforming and $281 million and $178 million of loans classified as performing at September 30, 2015 and December 31, 2014.

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

Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 49 as substantially all of the loans remain on accrual status until either charged off or paid in full. At September 30, 2015 and December 31, 2014, our renegotiated TDR portfolio was $850 million and $1.1 billion, of which $692 million and $907 million were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 55, 60 and 65 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the nine months ended September 30, 2015, credit quality among large corporate borrowers remained stable. Credit quality of commercial real estate borrowers, however, improved notably as property valuations continued to increase and vacancy rates remained low.

Outstanding commercial loans and leases increased $39.2 billion during the nine months ended September 30, 2015, primarily in U.S. commercial, non-U.S. commercial and commercial real estate. Nonperforming commercial loans and leases decreased $11 million during the nine months ended September 30, 2015. Nonperforming commercial loans and leases as a percentage of outstanding loans and leases, excluding loans accounted for under the fair value option, decreased during the nine months ended September 30, 2015 to 0.26 percent from 0.29 percent at December 31, 2014. Reservable criticized balances increased $2.0 billion to $13.6 billion during the nine months ended September 30, 2015 as a result of downgrades outpacing paydowns and upgrades. The increase in reservable criticized balances was primarily due to our oil, gas and energy exposure as the credit quality of certain borrowers was impacted by the sustained drop in oil prices. The allowance for loan and lease losses for the commercial portfolio increased $268 million to $4.7 billion at September 30, 2015 compared to December 31, 2014. For additional information, see Allowance for Credit Losses on page 108.

Table 51 presents our commercial loans and leases portfolio, and related credit quality information at September 30, 2015 and December 31, 2014.

Table 51
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014
U.S. commercial	$243,974	$220,293	$836	$701	$42	$110
Commercial real estate (1)	55,629	47,682	108	321	42	3
Commercial lease financing	25,680	24,866	17	3	18	41
Non-U.S. commercial	88,470	80,083	56	1	1	—
	413,753	372,924	1,017	1,026	103	154
U.S. small business commercial (2)	13,058	13,293	85	87	60	67
Commercial loans excluding loans accounted for under the fair value option	426,811	386,217	1,102	1,113	163	221
Loans accounted for under the fair value option (3)	5,234	6,604	—	—	—	—
Total commercial loans and leases	$432,045	$392,821	$1,102	$1,113	$163	$221

(1)	Includes U.S. commercial real estate loans of $51.8 billion and $45.2 billion and non-U.S. commercial real estate loans of $3.8 billion and $2.5 billion at September 30, 2015 and December 31, 2014.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.2 billion and $1.9 billion and non-U.S. commercial loans of $3.0 billion and $4.7 billion at September 30, 2015 and December 31, 2014. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 52 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2015 and 2014. The increase in net charge-offs of $9 million for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to a net recovery in commercial real estate in the prior-year period.

Table 52
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
U.S. commercial	$52	$58	$58	$69	0.09%	0.11%	0.03%	0.04%
Commercial real estate	(10)	(6)	(9)	(75)	(0.08)	(0.05)	(0.02)	(0.21)
Commercial lease financing	3	(3)	8	(10)	0.06	(0.05)	0.04	(0.05)
Non-U.S. commercial	9	1	9	32	0.04	—	0.01	0.05
	54	50	66	16	0.05	0.05	0.02	0.01
U.S. small business commercial	57	69	170	211	1.72	2.03	1.73	2.11
Total commercial	$111	$119	$236	$227	0.11	0.12	0.08	0.08

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 53 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers' acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes.

Total commercial utilized credit exposure increased $42.3 billion during the nine months ended September 30, 2015 primarily driven by growth in loans and leases. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances, in the aggregate, was 57 percent at both September 30, 2015 and December 31, 2014.

Table 53
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Loans and leases	$432,045	$392,821	$346,773	$317,258	$778,818	$710,079
Derivative assets (4)	55,226	52,682	—	—	55,226	52,682
Standby letters of credit and financial guarantees	33,357	33,550	620	745	33,977	34,295
Debt securities and other investments	18,889	17,301	4,800	5,315	23,689	22,616
Loans held-for-sale	6,304	7,036	843	2,315	7,147	9,351
Commercial letters of credit	2,028	2,037	136	126	2,164	2,163
Bankers' acceptances	176	255	—	—	176	255
Foreclosed properties and other	931	960	—	—	931	960
Total	$548,956	$506,642	$353,172	$325,759	$902,128	$832,401

(1)
Total commercial utilized exposure includes loans of $5.2 billion and $6.6 billion and issued letters of credit with a notional amount of $240 million and $535 million accounted for under the fair value option at September 30, 2015 and December 31, 2014.

(2)
Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $7.7 billion and $9.4 billion at September 30, 2015 and December 31, 2014.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $46.2 billion and $47.3 billion at September 30, 2015 and December 31, 2014. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $24.1 billion and $23.8 billion which consists primarily of other marketable securities.

Table 54 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure increased $2.0 billion, or 17 percent, during the nine months ended September 30, 2015 driven by downgrades primarily related to our oil, gas and energy exposure outpacing paydowns and upgrades. Approximately 86 percent and 87 percent of commercial utilized reservable criticized exposure was secured at September 30, 2015 and December 31, 2014.

Table 54
Commercial Utilized Reservable Criticized Exposure
	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$9,221	3.40%	$7,597	3.07%
Commercial real estate	567	0.99	1,108	2.24
Commercial lease financing	1,222	4.76	1,034	4.16
Non-U.S. commercial	1,751	1.85	887	1.03
	12,761	2.84	10,626	2.60
U.S. small business commercial	810	6.20	944	7.10
Total commercial utilized reservable criticized exposure	$13,571	2.94	$11,570	2.74

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $12.3 billion and $10.2 billion and commercial letters of credit of $1.2 billion and $1.3 billion at September 30, 2015 and December 31, 2014.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At September 30, 2015, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $23.7 billion, or 11 percent, during the nine months ended September 30, 2015 due to growth across all of the commercial businesses. Nonperforming loans and leases increased $135 million, or 19 percent, during the nine months ended September 30, 2015, largely related to our oil, gas and energy exposure. Net charge-offs decreased $6 million and $11 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Commercial Real Estate

Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 22 percent of the commercial real estate loans and leases portfolio at both September 30, 2015 and December 31, 2014. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $7.9 billion, or 17 percent, during the nine months ended September 30, 2015 due to new originations primarily in major metropolitan markets.

For the three and nine months ended September 30, 2015, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties decreased $222 million and reservable criticized balances decreased $541 million, or 49 percent, during the nine months ended September 30, 2015. The decrease in reservable criticized balances was primarily due to transfers to foreclosed properties and improvements in the remainder of the portfolio. Net recoveries were $10 million and $9 million for the three and nine months ended September 30, 2015 compared to net recoveries of $6 million and $75 million for the same periods in 2014.

Table 55 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 55
Outstanding Commercial Real Estate Loans
(Dollars in millions)	September 30 2015	December 31 2014
By Geographic Region
California	$12,134	$10,352
Northeast	9,971	8,781
Southwest	7,499	6,570
Southeast	6,272	5,495
Midwest	3,492	2,867
Florida	3,027	2,520
Northwest	2,267	2,151
Midsouth	2,221	1,724
Illinois	2,109	2,785
Non-U.S.	3,801	2,494
Other (1)	2,836	1,943
Total outstanding commercial real estate loans	$55,629	$47,682
By Property Type
Non-residential
Office	$14,501	$13,306
Multi-family rental	8,820	8,382
Shopping centers/retail	8,304	7,969
Industrial/warehouse	6,443	4,550
Hotels/motels	4,794	3,578
Unsecured	2,743	1,194
Multi-use	2,598	1,943
Land and land development	533	490
Other	4,771	4,560
Total non-residential	53,507	45,972
Residential	2,122	1,710
Total outstanding commercial real estate loans	$55,629	$47,682

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

Tables 56 and 57 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 55, 56 and 57 includes condominiums and other residential real estate. Other property types in Tables 55, 56 and 57 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants.

Table 56
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Non-residential
Office	$20	$177	$72	$235
Multi-family rental	20	21	88	125
Shopping centers/retail	16	46	222	350
Industrial/warehouse	6	42	15	67
Hotels/motels	19	3	17	26
Unsecured	—	1	2	14
Multi-use	16	11	43	55
Land and land development	44	51	19	63
Other	10	14	75	145
Total non-residential	151	366	553	1,080
Residential	15	22	14	28
Total commercial real estate	$166	$388	$567	$1,108

(1)	Includes commercial foreclosed properties of $58 million and $67 million at September 30, 2015 and December 31, 2014.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 57
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Non-residential
Office	$(4)	$(4)	$—	$(5)	(0.11)%	(0.12)%	—%	(0.05)%
Multi-family rental	—	(10)	—	(21)	—	(0.45)	—	(0.32)
Shopping centers/retail	—	—	—	3	—	—	—	0.05
Industrial/warehouse	—	1	(2)	(1)	—	0.05	(0.04)	(0.04)
Hotels/motels	—	(2)	5	(3)	—	(0.27)	0.17	(0.09)
Unsecured	(1)	(4)	(3)	(20)	(0.13)	(0.91)	(0.21)	(1.47)
Multi-use	(4)	—	(4)	(9)	(0.62)	—	(0.25)	(0.65)
Land and land development	(2)	—	(7)	—	(1.22)	—	(1.86)	—
Other	1	—	1	(17)	0.03	—	—	(0.53)
Total non-residential	(10)	(19)	(10)	(73)	(0.08)	(0.17)	(0.03)	(0.21)
Residential	—	13	1	(2)	—	3.26	0.08	(0.18)
Total commercial real estate	$(10)	$(6)	$(9)	$(75)	(0.08)	(0.05)	(0.02)	(0.21)

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At September 30, 2015, total committed non-residential exposure was $75.2 billion compared to $67.7 billion at December 31, 2014, of which $53.5 billion and $46.0 billion were funded loans. Non-residential nonperforming loans and foreclosed properties decreased $215 million to $151 million at September 30, 2015 compared to December 31, 2014 primarily due to a decrease in office property. The non-residential nonperforming loans and foreclosed properties represented 0.28 percent and 0.79 percent of total non-residential loans and foreclosed properties at September 30, 2015 and December 31, 2014. Non-residential utilized reservable criticized exposure decreased $527 million, or 49 percent, to $553 million at September 30, 2015 compared to $1.1 billion at December 31, 2014, which represented 1.00 percent and 2.27 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net recoveries decreased $9 million to $10 million and $63 million to $10 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

At September 30, 2015, total committed residential exposure was $3.9 billion compared to $3.6 billion at December 31, 2014, of which $2.1 billion and $1.7 billion were funded secured loans at September 30, 2015 and December 31, 2014. Residential nonperforming loans and foreclosed properties decreased $7 million, or 32 percent, and residential utilized reservable criticized exposure decreased $14 million, or 50 percent, during the nine months ended September 30, 2015. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 0.69 percent and 0.64 percent at September 30, 2015 compared to 1.28 percent and 1.51 percent at December 31, 2014.

At September 30, 2015 and December 31, 2014, the commercial real estate loan portfolio included $7.8 billion and $6.7 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $105 million and $164 million, and nonperforming construction and land development loans and foreclosed properties totaled $45 million and $80 million at September 30, 2015 and December 31, 2014. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At September 30, 2015, 75 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 25 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $8.4 billion during the nine months ended September 30, 2015 primarily due to growth in securitization finance on consumer loans and increased corporate demand. Net charge-offs were $9 million for both the three and nine months ended September 30, 2015 compared to $1 million and $32 million for the same periods in 2014. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 106.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 45 percent and 43 percent of the U.S. small business commercial portfolio at September 30, 2015 and December 31, 2014. Net charge-offs were $57 million and $170 million for the three and nine months ended September 30, 2015 compared to $69 million and $211 million for the same periods in 2014, with the decrease driven by an improvement in small business card loan delinquencies and a reduction in higher risk vintages. In addition, the nine months ended September 30, 2015 was impacted by increased recoveries from the sale of previously charged-off loans in the small business loan portfolio. Of the U.S. small business commercial net charge-offs, 78 percent and 82 percent were credit card-related products for the three and nine months ended September 30, 2015 compared to 75 percent and 74 percent for the same periods in 2014.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is held primarily in Global Markets and Global Banking. Outstanding commercial loans accounted for under the fair value option decreased $1.4 billion to an aggregate fair value of $5.2 billion at September 30, 2015 compared to December 31, 2014 primarily due to decreased corporate borrowings under bank credit facilities. We recorded net losses of $142 million and $217 million during the three and nine months ended September 30, 2015 compared to net losses of $9 million and net gains of $26 million for the same periods in 2014 from changes in the fair value of this loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $594 million and $405 million at September 30, 2015 and December 31, 2014, which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $7.9 billion and $9.9 billion at September 30, 2015 and December 31, 2014. We recorded net losses of $201 million and $146 million during the three and nine months ended September 30, 2015 compared to net gains of $6 million and $20 million for the same periods in 2014 from changes in the fair value of commitments and letters of credit. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 58 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2015 and 2014. Nonperforming loans do not include loans accounted for under the fair value option. During the three and nine months ended September 30, 2015, nonperforming commercial loans and leases decreased $70 million and $11 million to $1.1 billion. The decline in foreclosed properties of $207 million during the three months ended September 30, 2015 was primarily due to the sale of properties. Approximately 98 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 66 percent were contractually current. Commercial nonperforming loans were carried at approximately 81 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 58
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Nonperforming loans and leases, beginning of period	$1,172	$1,216	$1,113	$1,309
Additions to nonperforming loans and leases:
New nonperforming loans and leases	205	477	911	1,014
Advances	11	33	28	42
Reductions to nonperforming loans and leases:
Paydowns	(145)	(161)	(358)	(515)
Sales	—	(12)	(81)	(68)
Returns to performing status (3)	(47)	(80)	(98)	(184)
Charge-offs	(93)	(116)	(200)	(237)
Transfers to foreclosed properties (4)	(1)	(5)	(213)	(9)
Total net additions (reductions) to nonperforming loans and leases	(70)	136	(11)	43
Total nonperforming loans and leases, September 30	1,102	1,352	1,102	1,352
Foreclosed properties, beginning of period	265	77	67	90
Additions to foreclosed properties:
New foreclosed properties (4)	—	5	207	8
Reductions to foreclosed properties:
Sales	(207)	(2)	(214)	(15)
Write-downs	—	(2)	(2)	(5)
Total net additions (reductions) to foreclosed properties	(207)	1	(9)	(12)
Total foreclosed properties, September 30	58	78	58	78
Nonperforming commercial loans, leases and foreclosed properties, September 30	$1,160	$1,430	$1,160	$1,430
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.26%	0.35%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.27	0.37

(1)	Balances do not include nonperforming LHFS of $266 million and $246 million at September 30, 2015 and 2014.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 59 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 59
Commercial Troubled Debt Restructurings
	September 30, 2015			December 31, 2014
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,325	$395	$930	$1,096	$308	$788
Commercial real estate	127	31	96	456	234	222
Non-U.S. commercial	92	9	83	43	—	43
U.S. small business commercial	21	—	21	35	—	35
Total commercial troubled debt restructurings	$1,565	$435	$1,130	$1,630	$542	$1,088

Industry Concentrations

Table 60 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure increased $69.7 billion, or eight percent, during the nine months ended September 30, 2015 to $902.1 billion. Increases in commercial committed exposure were concentrated in diversified financials, real estate, retailing, health care equipment and services, and software and services.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring.

Diversified financials, our largest industry concentration with committed exposure of $119.2 billion, increased $15.7 billion, or 15 percent, during the nine months ended September 30, 2015. The increase was primarily driven by growth in exposure to asset managers and certain asset-backed lending products.

Real estate, our second largest industry concentration with committed exposure of $83.0 billion, increased $6.8 billion, or nine percent, during the nine months ended September 30, 2015. The increase was primarily due to strong demand for quality core assets in major metropolitan markets. Real estate construction and land development exposure represented 14 percent and 13 percent of the total real estate industry committed exposure at September 30, 2015 and December 31, 2014. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 97.

During the nine months ended September 30, 2015 committed exposure to the retailing industry increased $5.9 billion, or 10 percent, healthcare equipment and services increased $4.3 billion, or eight percent, and software and services increased $4.2 billion, or 30 percent, primarily driven by increased client activity.

The significant decline in oil prices since June 2014 has impacted and may continue to impact the financial performance of energy producers as well as energy equipment and service providers. While we did not experience material credit losses in our energy portfolio through September 30, 2015, the magnitude of the impact over time will depend upon the level of oil prices. Our oil, gas and energy related exposure decreased $1.6 billion during the nine months ended September 30, 2015 to $46.1 billion, of which $21.8 billion was utilized exposure, driven by paydowns from large clients.

Our committed state and municipal exposure of $40.9 billion at September 30, 2015 consisted of $34.1 billion of commercial utilized exposure (including $19.5 billion of funded loans, $6.4 billion of SBLCs and $2.3 billion of derivative assets) and $6.8 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 60. With the U.S. economy gradually strengthening, most state and local governments are experiencing improved fiscal circumstances and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 60
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Diversified financials	$75,761	$63,306	$119,248	$103,528
Real estate (2)	60,927	53,834	82,983	76,153
Retailing	38,080	33,683	63,931	58,043
Capital goods	31,985	29,028	58,400	54,653
Healthcare equipment and services	33,478	32,923	56,728	52,450
Banking	44,302	42,330	51,638	48,353
Government and public education	43,969	42,095	51,425	49,937
Oil, gas and energy	21,779	23,830	46,089	47,667
Materials	23,753	23,664	45,943	45,821
Consumer services	23,091	21,657	36,215	33,269
Food, beverage and tobacco	17,867	16,131	35,221	34,465
Commercial services and supplies	18,550	17,997	32,056	30,451
Transportation	18,997	17,538	27,491	24,541
Utilities	11,071	9,399	26,751	25,235
Media	12,667	11,128	23,993	21,502
Individuals and trusts	17,467	16,749	22,538	21,195
Software and services	7,566	5,927	18,287	14,071
Pharmaceuticals and biotechnology	5,448	5,707	16,715	13,493
Technology hardware and equipment	6,957	5,489	14,798	12,350
Consumer durables and apparel	5,907	6,111	10,657	10,613
Insurance, including monolines	4,587	5,204	10,611	11,252
Automobiles and components	4,108	4,114	10,492	9,683
Telecommunication services	4,373	3,814	9,953	9,295
Food and staples retailing	3,917	3,848	7,410	7,418
Religious and social organizations	4,718	4,881	6,269	6,548
Other	7,631	6,255	16,286	10,415
Total commercial credit exposure by industry	$548,956	$506,642	$902,128	$832,401
Net credit default protection purchased on total commitments (3)			$(6,494)	$(7,302)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 104.

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At September 30, 2015 and December 31, 2014, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $6.5 billion and $7.3 billion. We recorded net gains of $191 million and $78 million for the three and nine months ended September 30, 2015 compared to net gains of $15 million and net losses of $87 million for the same periods in 2014 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 68. For additional information, see Trading Risk Management on page 113.

Tables 61 and 62 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2015 and December 31, 2014.

Table 61
Net Credit Default Protection by Maturity
	September 30 2015	December 31 2014
Less than or equal to one year	33%	43%
Greater than one year and less than or equal to five years	62	55
Greater than five years	5	2
Total net credit default protection	100%	100%

Table 62
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	September 30, 2015		December 31, 2014
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AA	$—	—%	$(30)	0.4%
A	(959)	14.8	(660)	9.0
BBB	(2,368)	36.5	(4,401)	60.3
BB	(2,196)	33.8	(1,527)	20.9
B	(872)	13.4	(610)	8.4
CCC and below	(76)	1.2	(42)	0.6
NR (4)	(23)	0.3	(32)	0.4
Total net credit default protection	$(6,494)	100.0%	$(7,302)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

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

Table 63 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with the counterparty. For more information on our written credit derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 63 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 2 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 63
Credit Derivatives
	September 30, 2015		December 31, 2014
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,001,591	$3,681	$1,094,796	$3,833
Total return swaps/other	46,496	1,546	44,333	510
Total purchased credit derivatives	$1,048,087	$5,227	$1,139,129	$4,343
Written credit derivatives:
Credit default swaps	$991,963	n/a	$1,073,101	n/a
Total return swaps/other	50,971	n/a	61,031	n/a
Total written credit derivatives	$1,042,934	n/a	$1,134,132	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 64. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.

We enter into risk management activities to offset market driven exposures. We often hedge the counterparty spread risk in CVA with credit default swaps (CDS). We hedge other market risks in CVA primarily with currency and interest rate swaps. In certain instances, the net-of-hedge amounts in the table below move in the same direction as the gross amount or may move in the opposite direction. This is a consequence of the complex interaction of the risks being hedged resulting in limitations in the ability to perfectly hedge all of the market exposures at all times.

Table 64
Credit Valuation Gains and Losses
Gains (Losses)	Three Months Ended September 30						Nine Months Ended September 30
	2015			2014			2015			2014
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$(137)	$204	$67	$(139)	$190	$51	$85	$89	$174	$179	$73	$252

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

Table 65 presents our 20 largest non-U.S. country exposures at September 30, 2015. These exposures accounted for 87 percent and 88 percent of our total non-U.S. exposure at September 30, 2015 and December 31, 2014. Net country exposure for these 20 countries increased $11.1 billion from December 31, 2014 primarily driven by increases in the United Kingdom, Israel, South Korea, Hong Kong and India, partially offset by reductions in Japan, China and Switzerland. On a product basis, the increase was driven by higher funded loans and loan equivalents in the United Kingdom, India, Hong Kong, Germany and South Korea; higher unfunded commitments in Israel, United Kingdom and Australia; and higher derivatives exposure in the United Kingdom, United Arab Emirates and South Korea. These increases were partially offset by reductions in securities in the United Kingdom, Canada, Australia and Italy; lower derivatives exposure in Italy and Switzerland; and a reduction in unfunded commitments in France, Switzerland, Germany and Spain.

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

Table 65
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2015	Hedges and Credit Default Protection	Net Country Exposure at September 30 2015	Increase (Decrease) from December 31 2014
United Kingdom	$28,155	$13,745	$8,315	$5,498	$55,713	$(4,159)	$51,554	$6,007
Canada	6,268	6,674	2,080	4,344	19,366	(1,136)	18,230	(310)
Brazil	10,147	384	859	4,026	15,416	(253)	15,163	179
Japan	12,428	538	4,046	1,067	18,079	(3,099)	14,980	(1,754)
Germany	6,065	5,406	3,297	2,342	17,110	(4,546)	12,564	5
India	7,534	279	369	3,725	11,907	(274)	11,633	1,047
China	9,875	625	679	1,311	12,490	(1,139)	11,351	(941)
France	2,819	4,580	1,493	5,429	14,321	(3,621)	10,700	262
Hong Kong	7,469	295	1,391	656	9,811	(26)	9,785	1,177
Netherlands	3,007	3,028	864	2,465	9,364	(1,204)	8,160	25
Australia	3,256	2,868	780	1,559	8,463	(441)	8,022	349
South Korea	4,134	991	1,009	2,225	8,359	(642)	7,717	1,268
Switzerland	2,876	3,168	454	680	7,178	(1,343)	5,835	(696)
Italy	2,714	1,486	1,627	1,249	7,076	(1,888)	5,188	(211)
Mexico	2,913	1,051	221	544	4,729	(316)	4,413	142
Singapore	2,274	79	700	1,223	4,276	(54)	4,222	218
Israel (1)	236	3,375	15	185	3,811	(20)	3,791	3,313
Spain	2,098	581	281	1,029	3,989	(587)	3,402	(214)
Turkey	3,152	75	42	50	3,319	(131)	3,188	700
United Arab Emirates	1,865	107	1,094	34	3,100	(110)	2,990	583
Total top 20 non-U.S. countries exposure	$119,285	$49,335	$29,616	$39,641	$237,877	$(24,989)	$212,888	$11,149

(1)	The increase in exposure to unfunded loan commitments from December 31, 2014 was primarily due to an outstanding bridge loan agreement.

Our net exposure to Greece at September 30, 2015 was $264 million, primarily in the form of sovereign derivatives. Implementation risks surrounding the release of new bailout funds to Greece, conditional on reforms, remain high and the additional austerity also required will have a negative impact on the Greek economy in the short term. We are closely monitoring the financial crisis in Greece through established routines and crisis control processes, and do not currently anticipate a material adverse impact to our portfolio or widespread contagion from a potential Greek default or eurozone exit.

Russian intervention in Ukraine initiated in 2014 significantly increased regional geopolitical tensions. The Russian economy continues to slow due to the negative impacts of weak oil prices, ongoing economic sanctions and high interest rates resulting from Russian central bank actions taken to counter ruble depreciation. At September 30, 2015, our net exposure to Russia remained relatively unchanged from June 30, 2015 at $2.9 billion, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine was minimal. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. Geopolitical and economic conditions remain fluid with potential for further escalation of tensions, increased severity of sanctions against Russian interests, sustained low oil prices and rating agency downgrades.

Certain European countries, including Italy, Spain, Ireland and Portugal, have experienced varying degrees of financial stress in recent years. While market conditions have improved in Europe, policymakers continue to address fundamental challenges of competitiveness, growth, deflation and high unemployment. A return of political stress or financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Our net exposure at September 30, 2015 to Italy and Spain was $5.2 billion and $3.4 billion, respectively, as presented in Table 65. Net exposure at September 30, 2015 to Ireland and Portugal was $880 million and $124 million, respectively. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Weakening of commodity prices, signs of slowing growth in China and a recession in Brazil is driving risk aversion in emerging markets. At September 30, 2015, our net exposure to China remained relatively unchanged from June 30, 2015 at $11.4 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks. Our exposure to Brazil was $15.2 billion, concentrated in sovereign securities, oil and gas companies and commercial banks.

Provision for Credit Losses

The provision for credit losses increased $170 million to $806 million, and $295 million to $2.4 billion for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The provision for credit losses was $126 million and $843 million lower than net charge-offs for the three and nine months ended September 30, 2015, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $407 million and $1.4 billion in the allowance for credit losses for the three and nine months ended September 30, 2014. We currently expect that, if economic conditions remain unchanged, the provision for credit losses would be generally consistent with present levels through mid-2016.

The provision for credit losses for the consumer portfolio decreased $2 million to $542 million, and increased $363 million to $1.7 billion for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The prior-year periods included $400 million of additional costs associated with the consumer relief portion of the settlement with the DoJ. Excluding these additional costs, the consumer provision for credit losses increased as we continue to release reserves, but at a slower pace than in the prior-year periods, and also due to a lower level of recoveries on nonperforming loan sales and other recoveries in the nine-month period. Included in the provision is a benefit of $68 million and $40 million related to the PCI loan portfolio for the three and nine months ended September 30, 2015. This compared to no provision for the three months ended September 30, 2014 and a benefit of $106 million for the nine months ended September 30, 2014.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $172 million to $264 million, primarily due to loan growth, and decreased $68 million to $637 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

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

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of September 30, 2015, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios compared to December 31, 2014.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of September 30, 2015, the allowance increased for all major commercial portfolios compared to December 31, 2014.

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

During the three and nine months ended September 30, 2015, the factors that impacted the allowance for loan and lease losses included overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and labor markets are modest growth in consumer spending, improvements in unemployment levels and a decrease in the absolute level and our share of national consumer bankruptcy filings. In addition to these improvements, returns to performing status, charge-offs, sales, paydowns and transfers to foreclosed properties continued to outpace new nonaccrual loans. Also impacting the allowance for loan and lease losses was growth in loan balances across the commercial portfolio.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 67, was $8.0 billion at September 30, 2015, a decrease of $2.0 billion from December 31, 2014. The decrease was primarily in the residential mortgage, home equity and credit card portfolios. Reductions in the residential mortgage and home equity portfolios were due to improved home prices and lower delinquencies, a decrease in consumer loan balances, as well as the utilization of reserves recorded as a part of the settlement with the DoJ. Further, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio.

The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking was primarily due to improvement in delinquencies and more generally in unemployment levels. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.5 billion at September 30, 2015 from $1.7 billion (to 1.71 percent from 1.85 percent of outstanding U.S. credit card loans) at December 31, 2014, and accruing loans 90 days or more past due decreased to $721 million at September 30, 2015 from $866 million (to 0.82 percent from 0.94 percent of outstanding U.S. credit card loans) at December 31, 2014. See Tables 35, 36, 45 and 47 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 67, was $4.7 billion at September 30, 2015, an increase of $268 million from December 31, 2014 with the increase attributable in part to loan growth. Commercial utilized reservable criticized exposure increased to $13.6 billion at September 30, 2015 from $11.6 billion (to 2.94 percent from 2.74 percent of total commercial utilized reservable exposure) at December 31, 2014, primarily due to certain downgrades in the oil and gas portfolio. Nonperforming commercial loans remained unchanged at $1.1 billion between September 30, 2015 and December 31, 2014. The percentage of commercial nonperforming loans to total outstanding commercial loans decreased to 0.26 percent from 0.29 percent due to an increase in loan balances during the year. Commercial loans and leases outstanding increased to $432.0 billion at September 30, 2015 from $392.8 billion at December 31, 2014. See Tables 51, 52 and 54 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.44 percent at September 30, 2015 compared to 1.65 percent at December 31, 2014. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions, write-offs in the PCI loan portfolio and utilization of reserves related to the settlement with the DoJ. The September 30, 2015 and December 31, 2014 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.36 percent at September 30, 2015 compared to 1.50 percent at December 31, 2014.

Table 66 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and nine months ended September 30, 2015 and 2014.

Table 66
Allowance for Credit Losses
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Allowance for loan and lease losses, beginning of period	$13,068	$15,811	$14,419	$17,428
Loans and leases charged off
Residential mortgage	(146)	(220)	(716)	(715)
Home equity	(199)	(265)	(714)	(998)
U.S. credit card	(652)	(737)	(2,072)	(2,355)
Non-U.S. credit card	(67)	(90)	(210)	(284)
Direct/Indirect consumer	(91)	(103)	(289)	(344)
Other consumer	(63)	(64)	(162)	(190)
Total consumer charge-offs	(1,218)	(1,479)	(4,163)	(4,886)
U.S. commercial (1)	(136)	(172)	(358)	(433)
Commercial real estate	(3)	(13)	(21)	(23)
Commercial lease financing	(7)	(3)	(17)	(5)
Non-U.S. commercial	(11)	—	(14)	(32)
Total commercial charge-offs	(157)	(188)	(410)	(493)
Total loans and leases charged off	(1,375)	(1,667)	(4,573)	(5,379)
Recoveries of loans and leases previously charged off
Residential mortgage	120	167	316	570
Home equity	79	176	271	368
U.S. credit card	106	112	321	329
Non-U.S. credit card	20	23	68	94
Direct/Indirect consumer	66	69	206	219
Other consumer	6	8	23	29
Total consumer recoveries	397	555	1,205	1,609
U.S. commercial (2)	27	45	130	153
Commercial real estate	13	19	30	98
Commercial lease financing	4	6	9	15
Non-U.S. commercial	2	(1)	5	—
Total commercial recoveries	46	69	174	266
Total recoveries of loans and leases previously charged off	443	624	1,379	1,875
Net charge-offs	(932)	(1,043)	(3,194)	(3,504)
Write-offs of PCI loans	(148)	(246)	(726)	(797)
Provision for loan and lease losses	733	610	2,218	2,011
Other (3)	(64)	(26)	(60)	(32)
Allowance for loan and lease losses, September 30	12,657	15,106	12,657	15,106
Reserve for unfunded lending commitments, beginning of period	588	503	528	484
Provision for unfunded lending commitments	73	26	133	45
Reserve for unfunded lending commitments, September 30	661	529	661	529
Allowance for credit losses, September 30	$13,318	$15,635	$13,318	$15,635

(1)
Includes U.S. small business commercial charge-offs of $67 million and $217 million for the three and nine months ended September 30, 2015 compared to $83 million and $257 million for the same periods in 2014.

(2)
Includes U.S. small business commercial recoveries of $10 million and $47 million for the three and nine months ended September 30, 2015 compared to $14 million and $46 million for the same periods in 2014.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

Table 66
Allowance for Credit Losses (continued)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Loan and allowance ratios:
Loans and leases outstanding at September 30 (4)	$880,511	$883,132	$880,511	$883,132
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)	1.44%	1.71%	1.44%	1.71%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (5)	1.75	2.14	1.75	2.14
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (6)	1.10	1.15	1.10	1.15
Average loans and leases outstanding (4)	$875,409	$890,353	$870,914	$900,239
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 7)	0.42%	0.46%	0.49%	0.52%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.49	0.57	0.60	0.64
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4, 8)	129	112	129	112
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs (7)	3.42	3.65	2.96	3.22
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs and PCI write-offs	2.95	2.95	2.41	2.63
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (9)	$4,682	$6,013	$4,682	$6,013
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4, 9)	81%	67%	81%	67%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)	1.36%	1.57%	1.36%	1.57%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (5)	1.62	1.91	1.62	1.91
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.43	0.48	0.50	0.53
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4, 8)	120	100	120	100
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	3.18	3.27	2.76	2.88

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.2 billion and $8.2 billion at September 30, 2015 and 2014. Average loans accounted for under the fair value option were $7.4 billion and $8.0 billion for the three and nine months ended September 30, 2015 compared to $8.9 billion and $10.1 billion for the same periods in 2014.

(5)	Excludes consumer loans accounted for under the fair value option of $1.9 billion and $2.1 billion at September 30, 2015 and 2014.

(6)	Excludes commercial loans accounted for under the fair value option of $5.2 billion and $6.1 billion at September 30, 2015 and 2014.

(7)
Net charge-offs exclude $148 million and $726 million of write-offs in the PCI loan portfolio for the three and nine months ended September 30, 2015 compared to $246 million and $797 million for the same periods in 2014. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 87.

(8)	For more information on our definition of nonperforming loans, see pages 92 and 101.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

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

Table 67
Allocation of the Allowance for Credit Losses by Product Type
	September 30, 2015			December 31, 2014
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$1,755	13.87%	0.93%	$2,900	20.11%	1.34%
Home equity	2,645	20.90	3.39	3,035	21.05	3.54
U.S. credit card	2,973	23.49	3.37	3,320	23.03	3.61
Non-U.S. credit card	299	2.36	2.97	369	2.56	3.53
Direct/Indirect consumer	234	1.85	0.27	299	2.07	0.37
Other consumer	46	0.36	2.33	59	0.41	3.15
Total consumer	7,952	62.83	1.75	9,982	69.23	2.05
U.S. commercial (2)	2,749	21.72	1.07	2,619	18.16	1.12
Commercial real estate	1,084	8.56	1.95	1,016	7.05	2.13
Commercial lease financing	160	1.26	0.62	153	1.06	0.62
Non-U.S. commercial	712	5.63	0.80	649	4.50	0.81
Total commercial (3)	4,705	37.17	1.10	4,437	30.77	1.15
Allowance for loan and lease losses (4)	12,657	100.00%	1.44	14,419	100.00%	1.65
Reserve for unfunded lending commitments	661			528
Allowance for credit losses	$13,318			$14,947

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.7 billion and $1.9 billion and home equity loans of $225 million and $196 million at September 30, 2015 and December 31, 2014. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.2 billion and $1.9 billion and non-U.S. commercial loans of $3.0 billion and $4.7 billion at September 30, 2015 and December 31, 2014.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $520 million and $536 million at September 30, 2015 and December 31, 2014.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $154 million and $159 million at September 30, 2015 and December 31, 2014.

(4)	Includes $886 million and $1.7 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at September 30, 2015 and December 31, 2014.

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

The reserve for unfunded lending commitments was $661 million at September 30, 2015, an increase of $133 million from December 31, 2014 with the increase attributable to higher unfunded balances and updates to unfunded loss models.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 118.

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

Quantitative risk models, such as VaR, are an essential component in evaluating the market risks within a portfolio. A subcommittee of the Management Risk Committee (MRC) is responsible for providing management oversight and approval of model risk management and governance (Risk Management, or RM subcommittee). The RM subcommittee defines model risk standards, consistent with the Corporation's risk framework and risk appetite, prevailing regulatory guidance and industry best practice. Models must meet certain validation criteria, including effective challenge of the model development process and a sufficient demonstration of developmental evidence incorporating a comparison of alternative theories and approaches. The RM subcommittee ensures model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation. In addition, the relevant stakeholders must agree on any required actions or restrictions to the models and maintain a stringent monitoring process to ensure continued compliance.

For more information on the fair value of certain financial assets and liabilities, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. For more information on our market risk management process, see page 99 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K.

Trading Risk Management

To evaluate risk in our trading activities, we focus on the actual and potential volatility of revenues generated by individual positions as well as portfolios of positions. Various techniques and procedures are utilized to enable the most complete understanding of these risks. Quantitative measures of market risk are evaluated on a daily basis from a single position to the portfolio of the Corporation. These measures include sensitivities of positions to various market risk factors, such as the potential impact on revenue from a one basis point change in interest rates, and statistical measures utilizing both actual and hypothetical market moves, such as Value-at-Risk (VaR) and stress testing. Periods of extreme market stress influence the reliability of these techniques to varying degrees. Qualitative evaluations of market risk utilize the suite of quantitative risk measures while understanding each of their respective limitations. Additionally, risk managers independently evaluate the risk of the portfolios under the current market environment and potential future environments.

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

Trading limits on quantitative risk measures, including VaR, are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure they remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to ensure extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation's Risk Appetite Statement. These risk appetite limits are reported on a daily basis and are approved at least annually by the ERC and the Board.

In periods of market stress, Global Markets senior leadership communicates daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk.

Table 68 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. In addition, Table 68 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation's total market-based portfolio VaR. Additionally, market risk VaR for trading activities as presented in Table 68 differs from VaR used for regulatory capital calculations due to the holding period used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below it is one day. Both measures utilize the same process and methodology.

The total market-based portfolio VaR results in Table 68 include market risk from all business segments to which the Corporation is exposed, excluding CVA and DVA. The majority of this portfolio is within the Global Markets segment.

Table 68 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, as well as average daily trading VaR for the nine months ended September 30, 2015 and 2014, using a 99 percent confidence level.

Table 68
Market Risk VaR for Trading Activities
													Nine Months
	Three Months Ended												Ended
	September 30, 2015				June 30, 2015				September 30, 2014				September 30
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2015 Average	2014 Average
Foreign exchange	$12	$10	$19	$7	$11	$8	$23	$6	$19	$16	$24	$10	$9	$17
Interest rate	31	23	31	17	19	26	38	16	30	35	57	20	26	36
Credit	33	31	38	28	31	36	42	31	42	54	82	40	36	56
Equity	19	16	33	9	13	13	18	9	22	16	22	13	14	16
Commodity	5	5	7	4	4	6	8	4	8	8	9	6	6	7
Portfolio diversification	(42)	(44)	—	—	(32)	(45)	—	—	(75)	(85)	—	—	(45)	(81)
Total covered positions trading portfolio	58	41	58	30	46	44	65	35	46	44	66	33	46	51
Impact from less liquid exposures	—	10	—	—	9	11	—	—	8	6	—	—	10	6
Total market-based trading portfolio	58	51	63	39	55	55	74	47	54	50	70	38	56	57
Fair value option loans	23	22	26	18	19	21	28	17	23	31	39	21	25	31
Fair value option hedges	16	13	17	10	10	9	14	8	8	12	17	8	13	13
Fair value option portfolio diversification	(28)	(22)	—	—	(17)	(18)	—	—	(15)	(22)	—	—	(24)	(22)
Total fair value option portfolio	11	13	15	10	12	12	16	10	16	21	26	15	14	22
Portfolio diversification	(4)	(4)	—	—	(5)	(6)	—	—	(7)	(15)	—	—	(6)	(13)
Total market-based portfolio	$65	$60	$74	$45	$62	$61	$80	$52	$63	$56	$75	$44	$64	$66

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR decreased for the three months ended September 30, 2015 compared to the three months ended June 30, 2015 primarily due to reduced exposure to the credit and interest rate markets.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data in Table 68.

Additional VaR statistics produced within the Corporation's single VaR model are provided in Table 69 at the same level of detail as in Table 68. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 69 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014.

Table 69
Average Market Risk VaR for Trading Activities – 99 Percent and 95 Percent VaR Statistics
	Three Months Ended
	September 30, 2015		June 30, 2015		September 30, 2014
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$10	$6	$8	$5	$16	$9
Interest rate	23	14	26	15	35	22
Credit	31	18	36	20	54	23
Equity	16	9	13	7	16	8
Commodity	5	3	6	3	8	4
Portfolio diversification	(44)	(28)	(45)	(31)	(85)	(43)
Total covered positions trading portfolio	41	22	44	19	44	23
Impact from less liquid exposures	10	2	11	4	6	3
Total market-based trading portfolio	51	24	55	23	50	26
Fair value option loans	22	13	21	12	31	15
Fair value option hedges	13	8	9	6	12	8
Fair value option portfolio diversification	(22)	(14)	(18)	(11)	(22)	(14)
Total fair value option portfolio	13	7	12	7	21	9
Portfolio diversification	(4)	(3)	(6)	(5)	(15)	(8)
Total market-based portfolio	$60	$28	$61	$25	$56	$27

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

During the three and nine months ended September 30, 2015, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period.

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2015 compared to the three months ended June 30, 2015 and March 31, 2015. During the three months ended September 30, 2015, positive trading-related revenue was recorded for 100 percent of the trading days, of which 74 percent were daily trading gains of over $25 million. This compares to the three months ended June 30, 2015, where positive trading-related revenue was recorded for 98 percent of the trading days, of which 78 percent were daily trading gains of over $25 million and the largest loss was $4 million. During the three months ended March 31, 2015, positive trading-related revenue was recorded for 97 percent of the trading days, of which 86 percent were daily trading gains of over $25 million and the largest loss was $3 million.

Histogram of Daily Trading-related Revenue
Number of Days
40
35
30
25
20
15
10
5
0
< -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
> 100
Revenue (dollars in millions)
Three Months Ended March 31, 2015
Three Months Ended June 30, 2015
Three Months Ended September 30, 2015

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

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 55.

Interest Rate Risk Management for Non-trading Activities

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

Table 70 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2015 and December 31, 2014.

Table 70
Forward Rates
	September 30, 2015			December 31, 2014
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.33%	2.00%	0.25%	0.26%	2.28%
12-month forward rates	0.50	0.77	2.25	0.75	0.91	2.55

Table 71 shows the pretax dollar impact to forecasted net interest income over the next 12 months from September 30, 2015 and December 31, 2014, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For more information on net interest income excluding the impact of trading-related activities, see page 19.

For the three and nine months ended September 30, 2015, the asset sensitivity to long-end rates on our balance sheet increased due to lower interest rates. We continue to be asset sensitive to a parallel move in interest rates with the majority of that benefit coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near term adverse impact to accumulated OCI and Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the transition provisions of Basel 3, see Capital Management – Regulatory Capital on page 57.

Table 71
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	September 30 2015	December 31 2014
Parallel shifts
+100 bps instantaneous shift	+100	+100	$4,534	$3,685
-50 bps instantaneous shift	-50	-50	(3,814)	(3,043)
Flatteners
Short-end instantaneous change	+100	—	2,545	1,966
Long-end instantaneous change	—	-50	(2,145)	(1,772)
Steepeners
Short-end instantaneous change	-50	—	(1,640)	(1,261)
Long-end instantaneous change	—	+100	2,072	1,782

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

Securities

The securities portfolio is an integral part of our interest rate risk management, which includes our ALM positioning, and is primarily comprised of debt securities including MBS and U.S. Treasury securities. As part of the ALM positioning, we use derivatives to hedge interest rate and duration risk. At September 30, 2015 and December 31, 2014, our debt securities portfolio had a carrying value of $391.7 billion and $380.5 billion.

During the three months ended September 30, 2015 and 2014, we purchased debt securities of $79.8 billion and $79.9 billion, sold $60.7 billion and $39.3 billion, and had maturities and received paydowns of $26.7 billion and $25.7 billion, respectively. We realized $385 million and $432 million in net gains on sales of AFS debt securities during the three months ended September 30, 2015 and 2014. During the three months ended September 30, 2015, we also exchanged loans supported by long-term standby agreements with FNMA and FHLMC with a fair value of $6.3 billion into debt securities guaranteed by FNMA and FHLMC, of which we retained $5.0 billion. During the nine months ended September 30, 2015 and 2014, we purchased debt securities of $168.3 billion and $185.6 billion, sold $101.1 billion and $81.6 billion, and had maturities and received paydowns of $70.9 billion and $65.5 billion, respectively. We realized $821 million and $1.2 billion in net gains on sales of AFS debt securities during the nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, we also exchanged loans supported by long-term standby agreements with FNMA and FHLMC with a fair value of $16.7 billion into debt securities guaranteed by FNMA and FHLMC, of which we retained $15.1 billion.

At September 30, 2015, accumulated OCI included after-tax net unrealized gains of $1.6 billion on AFS debt securities and after-tax net unrealized gains of $15 million on AFS marketable equity securities compared to after-tax net unrealized losses of $656 million and after-tax net unrealized losses of $5 million at September 30, 2014. For more information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The pretax net amounts in accumulated OCI related to AFS debt securities increased $2.4 billion and $359 million during the three and nine months ended September 30, 2015 to a $2.5 billion net unrealized gain primarily due to the impact of lower interest rates. For more information on our securities portfolio, see Note 3 – Securities to the Consolidated Financial Statements.

Residential Mortgage Portfolio

At September 30, 2015 and December 31, 2014, our residential mortgage portfolio was $187.9 billion and $216.2 billion excluding $1.7 billion and $1.9 billion of consumer residential mortgage loans accounted for under the fair value option at each period end. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 91. The $28.3 billion decrease in the nine months ended September 30, 2015 was primarily due to loan sales of $23.6 billion, including $16.4 billion of loans with standby insurance agreements, $2.5 billion of nonperforming and other delinquent loans, $4.5 billion of loans in consolidated agency residential mortgage securitization vehicles, and runoff outpacing the retention of new originations. These declines were partially offset by repurchases of delinquent loans pursuant to our servicing agreements with GNMA, which are part of our mortgage banking activities.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the three months ended September 30, 2015, Consumer Banking and GWIM originated $8.7 billion of first-lien mortgages that we retained compared to $6.2 billion in the same period in 2014. We received paydowns of $8.8 billion compared to $10.2 billion in the same period in 2014. We repurchased $501 million of loans pursuant to our servicing agreements with GNMA and redelivered $872 million, primarily FHA-insured loans, compared to repurchases of $1.5 billion and redeliveries of $687 million in the same period in 2014. Sales of loans, excluding redelivered FHA-insured loans, were $10.0 billion compared to $9.1 billion in the same period in 2014. Gains recognized on the sales of residential mortgages were $399 million compared to $210 million in the same period in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, Consumer Banking and GWIM originated $26.4 billion of first-lien mortgages that we retained compared to $16.8 billion in the same period in 2014. We received paydowns of $29.6 billion compared to $28.0 billion in the same period in 2014. We repurchased $2.3 billion of loans pursuant to our servicing agreements with GNMA and redelivered $2.2 billion, primarily FHA-insured loans, compared to repurchases of $3.8 billion and redeliveries of $3.0 billion in the same period in 2014. Sales of loans, excluding redelivered FHA-insured loans, were $23.6 billion compared to $12.2 million in the same period in 2014. Gains recognized on the sales of residential mortgages were $916 million compared to $392 million in the same period in 2014.

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

Changes to the composition of our derivatives portfolio during the nine months ended September 30, 2015 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 72 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at September 30, 2015 and December 31, 2014. These amounts do not include derivative hedges on our MSRs.

Table 72
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			September 30, 2015
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$7,811								5.12
Notional amount		$113,532	$3,480	$15,339	$21,453	$20,599	$9,783	$42,878
Weighted-average fixed-rate		3.14%	1.72%	3.12%	3.64%	3.32%	2.37%	3.11%
Pay-fixed interest rate swaps (1)	(177)								4.04
Notional amount		$7,379	$—	$1,025	$1,527	$2,908	$350	$1,569
Weighted-average fixed-rate		1.86%	—%	1.65%	1.84%	1.62%	1.75%	2.48%
Same-currency basis swaps (2)	(60)
Notional amount		$81,818	$6,497	$15,692	$20,887	$11,026	$6,789	$20,927
Foreign exchange basis swaps (1, 3, 4)	(3,500)
Notional amount		146,044	3,747	24,852	27,756	17,674	12,331	59,684
Option products (5)	17
Notional amount (6)		15	—	—	—	—	—	15
Foreign exchange contracts (1, 4, 7)	2,218
Notional amount (6)		(24,362)	(20,795)	(14,960)	5,520	(2,290)	2,181	5,982
Futures and forward rate contracts	(14)
Notional amount (6)		758	758	—	—	—	—	—
Net ALM contracts	$6,295

			December 31, 2014
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$7,626								4.34
Notional amount		$113,766	$11,785	$15,339	$21,453	$15,299	$10,233	$39,657
Weighted-average fixed-rate		2.98%	3.56%	3.12%	3.64%	4.07%	0.49%	2.63%
Pay-fixed interest rate swaps (1)	(829)								8.05
Notional amount		$14,668	$520	$1,025	$1,527	$2,908	$425	$8,263
Weighted-average fixed-rate		2.27%	2.30%	1.65%	1.84%	1.62%	0.09%	2.77%
Same-currency basis swaps (2)	(74)
Notional amount		$94,413	$18,881	$15,691	$21,068	$11,026	$6,787	$20,960
Foreign exchange basis swaps (1, 3, 4)	(2,352)
Notional amount		161,196	27,629	26,118	27,026	14,255	12,359	53,809
Option products (5)	11
Notional amount (6)		980	964	—	—	—	—	16
Foreign exchange contracts (1, 4, 7)	3,700
Notional amount (6)		(22,572)	(29,931)	(2,036)	6,134	(2,335)	2,359	3,237
Futures and forward rate contracts	(129)
Notional amount (6)		(14,949)	(14,949)	—	—	—	—	—
Net ALM contracts	$7,953

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At September 30, 2015 and December 31, 2014, the notional amount of same-currency basis swaps included $81.8 billion and $94.4 billion in both foreign currency and U.S. Dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)
The notional amount of option products of $15 million at September 30, 2015 was comprised of purchased caps/floors. Option products of $980 million at December 31, 2014 were comprised of $974 million in foreign exchange options, $16 million in purchased caps/floors and $(10) million in swaptions.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(7)
The notional amount of foreign exchange contracts of $(24.4) billion at September 30, 2015 was comprised of $22.2 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(40.3) billion in net foreign currency forward rate contracts, $(7.8) billion in foreign currency-denominated pay-fixed swaps and $1.5 billion in net foreign currency futures contracts. Foreign exchange contracts of $(22.6) billion at December 31, 2014 were comprised of $21.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(36.4) billion in net foreign currency forward rate contracts, $(8.3) billion in foreign currency-denominated pay-fixed swaps and $1.1 billion in foreign currency futures contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $2.0 billion and $2.7 billion, on a pretax basis, at September 30, 2015 and December 31, 2014. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at September 30, 2015, the pretax net losses are expected to be reclassified into earnings as follows: $643 million, or 32 percent, within the next year, 40 percent in years two through five, and 18 percent in years six through ten, with the remaining 10 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. Dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at September 30, 2015.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity which, in turn, affects total origination and servicing income. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees. IRLCs and the related residential first-mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market, as an increase in mortgage interest rates will typically lead to a decrease in the value of these instruments.

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

Interest rate and certain market risks of IRLCs and residential mortgage LHFS are economically hedged in combination with MSRs. To hedge these combined assets, we use certain derivatives such as interest rate options, interest rate swaps, forward sale commitments, eurodollar and U.S. Treasury futures, and mortgage TBAs, as well as other securities including agency MBS, principal-only and interest-only MBS and U.S. Treasury securities. For the three and nine months ended September 30, 2015, we recorded gains in mortgage banking income of $389 million and $325 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs and funded LHFS compared to gains of $70 million and $598 million for the same periods in 2014. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Banking on page 27.

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

The Corporation's approach to the management of compliance risk is further described in the Global Compliance – Enterprise Policy, which outlines the requirements of the Corporation's global compliance program, and defines roles and responsibilities related to the implementation, execution and management of the compliance program by Global Compliance. The requirements work together to drive a comprehensive risk-based approach for the proactive identification, management and escalation of compliance risks throughout the Corporation.

The Global Compliance – Enterprise Policy sets the requirements for reporting compliance risk information to executive management as well as the Board or appropriate Board-level committees with an outline for conducting objective oversight of the Corporation's compliance risk management activities. The Board provides oversight of compliance risk through its Audit Committee and ERC.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. Effects may extend beyond financial losses and may result in reputational risk impacts. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital estimate under the Advanced approaches. For more information on Basel 3 Advanced approaches, see Capital Management – Advanced Approaches on page 59.

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

Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, enterprise-wide policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to businesses, control functions, senior management, management committees, the ERC and the Board.

The businesses and control functions are responsible for assessing, monitoring and managing all the risks within their units, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and Risk and Control Self Assessments (RCSAs), operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, monitor and control risk in each business and control function. Examples of these include personnel management practices; data management, data quality controls and related processes; fraud management units; cybersecurity controls, processes and systems; transaction processing, monitoring and analysis; business recovery planning; and new product introduction processes. The business and control functions are also responsible for consistently implementing and monitoring adherence to corporate practices.

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

The more judgmental estimates impacting results for the nine months ended September 30, 2015 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

Table 73
Recurring Level 3 Asset and Liability Summary
	September 30, 2015			December 31, 2014
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$5,698	29.45%	0.26%	$6,259	28.12%	0.30%
Derivative assets	6,014	31.09	0.28	6,851	30.77	0.33
AFS debt securities	1,342	6.94	0.06	2,555	11.48	0.12
Loans and leases	1,984	10.26	0.09	1,983	8.91	0.09
Mortgage servicing rights	3,043	15.73	0.14	3,530	15.86	0.17
All other Level 3 assets at fair value	1,264	6.53	0.07	1,084	4.86	0.05
Total Level 3 assets at fair value (1)	$19,345	100.00%	0.90%	$22,262	100.00%	1.06%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$5,617	72.12%	0.30%	$7,771	76.34%	0.42%
Long-term debt	1,910	24.52	0.10	2,362	23.20	0.13
All other Level 3 liabilities at fair value	261	3.36	0.01	46	0.46	—
Total Level 3 liabilities at fair value (1)	$7,788	100.00%	0.41%	$10,179	100.00%	0.55%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to our derivative positions.

Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three and nine months ended September 30, 2015, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

Goodwill and Intangible Assets

Background

The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2014 Annual report on Form 10-K as well as Complex Accounting Estimates on page 109 of the MD&A of the Corporation's 2014 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

2015 Annual Goodwill Impairment Testing

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

The market approach we used estimates the fair value of the individual reporting units by incorporating any combination of the tangible capital, book capital and earnings multiples from comparable publicly-traded companies in industries similar to the reporting unit. The relative weight assigned to these multiples varies among the reporting units based on qualitative and quantitative characteristics, primarily the size and relative profitability of the reporting unit as compared to the comparable publicly-traded companies. Since the fair values determined under the market approach are representative of a noncontrolling interest, we added a control premium to arrive at the reporting units' estimated fair values on a controlling basis.

For purposes of the income approach, we calculated discounted cash flows by taking the net present value of estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. We estimated expected rates of equity returns based on historical market returns and risk/return rates for industries similar to each reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.

During the three months ended September 30, 2015, we completed our annual goodwill impairment test as of June 30, 2015 for all of our reporting units that had goodwill. In performing the first step of the annual goodwill impairment analysis, we compared the fair value of each reporting unit to its estimated carrying value as measured by allocated equity, which includes goodwill. We also evaluated the U.K. Card business within All Other, as the U.K. Card business comprises substantially all of the goodwill included in All Other. To determine fair value, we utilized a combination of the market approach and the income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premium used in the June 30, 2015 annual goodwill impairment test was 30 percent, based upon observed comparable premiums paid for change in control transactions for financial institutions, for all reporting units. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2015 annual goodwill impairment test ranged from 10.2 percent to 13.7 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from negative 3.5 percent to positive 8.0 percent.

The Corporation's market capitalization remained below our recorded book value during the first nine months of 2015. As none of our reporting units are publicly traded, individual reporting unit fair value determinations may not directly correlate to the Corporation's market capitalization. We considered the comparison of the aggregate fair value of the reporting units with assigned goodwill to the Corporation's market capitalization as of June 30, 2015. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization would reflect the aggregate fair value of our individual reporting units with assigned goodwill, as reporting units with no assigned goodwill have not been valued and are excluded (e.g., LAS) from the comparison and our market capitalization does not include consideration of individual reporting unit control premiums. Although the individual reporting units have considered the impact of recent regulatory changes in their forecasts and valuations, overall regulatory and market uncertainties persist that we believe further impact the Corporation's stock price.

Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

Table 74 shows goodwill assigned to the individual reporting units and the fair value as a percentage of the carrying value as of our June 30, 2015 annual goodwill impairment test.

Table 74
Goodwill by Reporting Unit (1)
	June 30, 2015
(Dollars in millions)	Estimated Fair Value as a Percent of Allocated Carrying Value	Goodwill
Consumer Banking
Deposits	138.7%	$18,414
Card Services	254.8	10,014
Consumer Vehicle Lending	127.8	1,695
Global Wealth & Investment Management
U.S. Trust	196.7	2,922
Merrill Lynch Global Wealth Management	323.4	6,776
Global Banking
Global Commercial Banking	160.2	16,146
Global Corporate and Investment Banking	184.5	6,231
Business Banking	176.6	1,546
Global Markets	141.8	5,197
All Other (2)	282.9	775

(1)	There was no goodwill in Home Loans within Consumer Banking or LAS as of June 30, 2015.

(2)
Reflects the goodwill and fair value as a percent of allocated carrying value assigned to the U.K. Card business within All Other. The total amount of goodwill in All Other was $834 million at June 30, 2015.

In estimating the fair value of the reporting units in step one of the annual goodwill impairment analysis, the fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying value. Also, under step two of the annual goodwill impairment analysis, which was not required for any of our reporting units at June 30, 2015, changes in the estimated fair values of the individual assets and liabilities may result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

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
Assets Under Management (AUM) – The total market value of assets under the investment advisory and/or discretion of GWIM which generate asset management fees based on a percentage of the assets' market values. AUM reflects assets that are generally managed for institutional, high net worth and retail clients, and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts. AUM is classified in two categories, Liquidity AUM and Long-term AUM. Liquidity AUM are assets under advisory and discretion of GWIM in which the investment strategy seeks current income, while maintaining liquidity and capital preservation. The duration of these strategies is primarily less than one year. Long-term AUM are assets under advisory and/or discretion of GWIM in which the duration of investment strategy is longer than one year.
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
Prompt Corrective Action (PCA) – A framework established by the U.S. banking regulators requiring banks to maintain certain levels of regulatory capital ratios, comprised of five categories of capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Insured depository institutions that fail to meet these capital levels are subject to increasingly strict limits on their activities, including their ability to make capital distributions, pay management compensation, grow assets and take other actions.
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

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARM	Adjustable-rate mortgage
AUM	Assets under management
BHC	Bank holding company
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CRA	Community Reinvestment Act
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EAD	Exposure at default
ERC	Enterprise Risk Committee
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FSB	Financial Stability Board
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
HELOC	Home equity lines of credit

HFI	Held-for-investment
HQLA	High Quality Liquid Assets
HUD	U.S. Department of Housing and Urban Development
LCR	Liquidity Coverage Ratio
LGD	Loss-given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MRC	Management Risk Committee
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
PCI	Purchased credit-impaired
PPI	Payment protection insurance
RCSAs	Risk and Control Self Assessments
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total Loss-Absorbing Capacity
VIE	Variable interest entity

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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2015	2014	2015	2014
Interest income
Loans and leases	$8,005	$8,535	$24,019	$25,930
Debt securities	1,839	2,225	6,796	6,346
Federal funds sold and securities borrowed or purchased under agreements to resell	275	239	774	801
Trading account assets	1,134	1,111	3,291	3,463
Other interest income	754	748	2,222	2,194
Total interest income	12,007	12,858	37,102	38,734

Interest expense
Deposits	214	270	650	843
Short-term borrowings	597	591	1,868	1,963
Trading account liabilities	342	392	1,071	1,225
Long-term debt	1,343	1,386	4,063	4,386
Total interest expense	2,496	2,639	7,652	8,417
Net interest income	9,511	10,219	29,450	30,317

Noninterest income
Card income	1,510	1,500	4,381	4,334
Service charges	1,898	1,907	5,519	5,599
Investment and brokerage services	3,336	3,327	10,101	9,887
Investment banking income	1,287	1,351	4,300	4,524
Equity investment income (loss)	(31)	9	84	1,150
Trading account profits	1,616	1,899	5,510	6,198
Mortgage banking income	407	272	2,102	1,211
Gains on sales of debt securities	385	432	821	1,191
Other income	763	293	1,733	1,111
Total noninterest income	11,171	10,990	34,551	35,205
Total revenue, net of interest expense	20,682	21,209	64,001	65,522

Provision for credit losses	806	636	2,351	2,056

Noninterest expense
Personnel	7,829	8,039	25,333	26,094
Occupancy	1,028	1,070	3,082	3,264
Equipment	499	514	1,511	1,594
Marketing	445	446	1,330	1,338
Professional fees	673	611	1,588	1,795
Amortization of intangibles	207	234	632	708
Data processing	731	754	2,298	2,348
Telecommunications	210	311	583	1,005
Other general operating	2,185	8,163	6,963	22,775
Total noninterest expense	13,807	20,142	43,320	60,921
Income before income taxes	6,069	431	18,330	2,545
Income tax expense	1,561	663	5,145	762
Net income (loss)	$4,508	$(232)	$13,185	$1,783
Preferred stock dividends	441	238	1,153	732
Net income (loss) applicable to common shareholders	$4,067	$(470)	$12,032	$1,051

Per common share information
Earnings (loss)	$0.39	$(0.04)	$1.15	$0.10
Diluted earnings (loss)	0.37	(0.04)	1.09	0.10
Dividends paid	0.05	0.05	0.15	0.07
Average common shares issued and outstanding (in thousands)	10,444,291	10,515,790	10,483,466	10,531,688
Average diluted common shares issued and outstanding (in thousands)	11,197,203	10,515,790	11,234,125	10,587,841
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Net income (loss)	$4,508	$(232)	$13,185	$1,783
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	1,418	(994)	217	2,600
Net change in derivatives	127	196	416	411
Employee benefit plan adjustments	27	8	77	64
Net change in foreign currency translation adjustments	(76)	(14)	(84)	(133)
Other comprehensive income (loss)	1,496	(804)	626	2,942
Comprehensive income (loss)	$6,004	$(1,036)	$13,811	$4,725
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	September 30 2015	December 31 2014
Assets
Cash and due from banks	$27,886	$33,118
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	142,540	105,471
Cash and cash equivalents	170,426	138,589
Time deposits placed and other short-term investments	6,485	7,510
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $62,806 and $62,182 measured at fair value)	206,681	191,823
Trading account assets (includes $110,680 and $110,621 pledged as collateral)	180,018	191,785
Derivative assets	55,226	52,682
Debt securities:
Carried at fair value (includes $55,573 and $46,976 pledged as collateral)	325,078	320,695
Held-to-maturity, at cost (fair value – $66,480 and $59,641; $15,020 and $17,124 pledged as collateral)	66,573	59,766
Total debt securities	391,651	380,461
Loans and leases (includes $7,178 and $8,681 measured at fair value and $44,794 and $52,959 pledged as collateral)	887,689	881,391
Allowance for loan and lease losses	(12,657)	(14,419)
Loans and leases, net of allowance	875,032	866,972
Premises and equipment, net	9,554	10,049
Mortgage servicing rights (includes $3,043 and $3,530 measured at fair value)	3,043	3,530
Goodwill	69,761	69,777
Intangible assets	3,973	4,612
Loans held-for-sale (includes $4,688 and $6,801 measured at fair value)	8,842	12,836
Customer and other receivables	63,443	61,845
Other assets (includes $13,318 and $13,873 measured at fair value)	108,871	112,063
Total assets	$2,153,006	$2,104,534

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,514	$6,890
Loans and leases	79,121	95,187
Allowance for loan and lease losses	(1,595)	(1,968)
Loans and leases, net of allowance	77,526	93,219
Loans held-for-sale	338	1,822
All other assets	2,424	2,769
Total assets of consolidated variable interest entities	$85,802	$104,700
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	September 30 2015	December 31 2014
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$417,837	$393,102
Interest-bearing (includes $1,163 and $1,469 measured at fair value)	676,812	660,161
Deposits in non-U.S. offices:
Noninterest-bearing	8,519	7,230
Interest-bearing	58,841	58,443
Total deposits	1,162,009	1,118,936
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $38,914 and $35,357 measured at fair value)	199,238	201,277
Trading account liabilities	74,252	74,192
Derivative liabilities	45,862	46,909
Short-term borrowings (includes $1,869 and $2,697 measured at fair value)	34,518	31,172
Accrued expenses and other liabilities (includes $13,356 and $12,055 measured at fair value and $661 and $528 of reserve for unfunded lending commitments)	143,934	145,438
Long-term debt (includes $29,185 and $36,404 measured at fair value)	237,288	243,139
Total liabilities	1,897,101	1,861,063
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,767,790 and 3,647,790 shares	22,273	19,309
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,427,305,035 and 10,516,542,476 shares	151,841	153,458
Retained earnings	85,485	75,024
Accumulated other comprehensive income (loss)	(3,694)	(4,320)
Total shareholders' equity	255,905	243,471
Total liabilities and shareholders' equity	$2,153,006	$2,104,534

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$567	$1,032
Long-term debt (includes $11,426 and $11,943 of non-recourse debt)	12,922	13,307
All other liabilities (includes $38 and $84 of non-recourse liabilities)	103	138
Total liabilities of consolidated variable interest entities	$13,592	$14,477
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2013	$13,352	10,591,808	$155,293	$72,497	$(8,457)	$232,685
Net income				1,783		1,783
Net change in available-for-sale debt and marketable equity securities					2,600	2,600
Net change in derivatives					411	411
Employee benefit plan adjustments					64	64
Net change in foreign currency translation adjustments					(133)	(133)
Dividends paid:
Common				(737)		(737)
Preferred				(732)		(732)
Issuance of preferred stock	4,561					4,561
Common stock issued under employee plans and related tax effects		25,218	(146)			(146)
Common stock repurchased		(101,132)	(1,675)			(1,675)
Balance, September 30, 2014	$17,913	10,515,894	$153,472	$72,811	$(5,515)	$238,681

Balance, December 31, 2014	$19,309	10,516,542	$153,458	$75,024	$(4,320)	$243,471
Net income				13,185		13,185
Net change in available-for-sale debt and marketable equity securities					217	217
Net change in derivatives					416	416
Employee benefit plan adjustments					77	77
Net change in foreign currency translation adjustments					(84)	(84)
Dividends paid:
Common				(1,571)		(1,571)
Preferred				(1,153)		(1,153)
Issuance of preferred stock	2,964					2,964
Common stock issued under employee plans and related tax effects		3,983	(42)			(42)
Common stock repurchased		(93,220)	(1,575)			(1,575)
Balance, September 30, 2015	$22,273	10,427,305	$151,841	$85,485	$(3,694)	$255,905
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Nine Months Ended September 30
(Dollars in millions)	2015	2014
Operating activities
Net income	$13,185	$1,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,351	2,056
Gains on sales of debt securities	(821)	(1,191)
Depreciation and premises improvements amortization	1,174	1,172
Amortization of intangibles	632	708
Net amortization of premium/discount on debt securities	1,368	1,675
Deferred income taxes	2,980	554
Loans held-for-sale:
Originations and purchases	(30,346)	(28,652)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	27,726	29,458
Net change in:
Trading and derivative instruments	8,631	13,009
Other assets	(1,547)	(4,405)
Accrued expenses and other liabilities	(1,637)	14,794
Other operating activities, net	(1,437)	(514)
Net cash provided by operating activities	22,259	30,447
Investing activities
Net change in:
Time deposits placed and other short-term investments	1,289	3,681
Federal funds sold and securities borrowed or purchased under agreements to resell	(14,858)	(32,982)
Debt securities carried at fair value:
Proceeds from sales	101,880	82,831
Proceeds from paydowns and maturities	60,791	60,255
Purchases	(151,991)	(174,848)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	10,129	5,250
Purchases	(16,260)	(10,742)
Loans and leases:
Proceeds from sales	20,399	20,422
Purchases	(9,240)	(8,070)
Other changes in loans and leases, net	(34,189)	17,983
Net purchases of premises and equipment	(679)	(684)
Proceeds from sales of foreclosed properties	766	644
Proceeds from sales of investments	342	1,557
Other investing activities, net	(682)	(635)
Net cash used in investing activities	(32,303)	(35,338)
Financing activities
Net change in:
Deposits	43,073	(7,290)
Federal funds purchased and securities loaned or sold under agreements to repurchase	(2,039)	19,819
Short-term borrowings	3,346	(12,724)
Long-term debt:
Proceeds from issuance	33,956	46,917
Retirement of long-term debt	(34,583)	(44,623)
Proceeds from issuance of preferred stock	2,964	4,561
Common stock repurchased	(1,575)	(1,675)
Cash dividends paid	(2,724)	(1,469)
Excess tax benefits on share-based payments	16	34
Other financing activities, net	(30)	(37)
Net cash provided by financing activities	42,404	3,513
Effect of exchange rate changes on cash and cash equivalents	(523)	(1,285)
Net increase (decrease) in cash and cash equivalents	31,837	(2,663)
Cash and cash equivalents at January 1	138,589	131,322
Cash and cash equivalents at September 30	$170,426	$128,659
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

In the Consolidated Statement of Cash Flows, the Corporation made certain corrections which are not material, do not impact the Consolidated Statement of Income or Consolidated Balance Sheet, and have no impact on the Corporation’s cash and cash equivalents balance. Certain non-cash transactions involving the sale of loans and receipt of debt securities as proceeds were  incorrectly classified between operating activities and investing activities. The corrections resulted in a $3.4 billion increase in net cash provided by operating activities, offset by a $3.4 billion increase in net cash used in investing activities for the nine months ended September 30, 2014. The Consolidated Statement of Cash Flows included in the previously-filed Form 10-Qs for the quarterly periods ended March 31, 2015 and June 30, 2015, and the Form 10-K for the year ended December 31, 2014 also incorrectly reported this type of non-cash activity by $4.8 billion, $9.3 billion and $3.4 billion, respectively, where an increase in net cash provided by operating activities was offset by an increase in net cash used in investing activities, and therefore, had no impact on the Corporation’s cash and cash equivalents balance. The incorrectly reported amounts in the prior periods also were not material and did not impact the Consolidated Statements of Income or Consolidated Balance Sheets. This non-cash activity is properly presented in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2015. Future filings will reflect the appropriate presentation for this item.

New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective on January 1, 2016. Early adoption is permitted; however, the Corporation does not expect to adopt this new guidance early. The Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on January 1, 2018. The Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

NOTE 2 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2015 and December 31, 2014. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	September 30, 2015
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$22,297.6	$503.2	$8.7	$511.9	$502.6	$1.0	$503.6
Futures and forwards	8,949.3	2.0	0.1	2.1	2.3	—	2.3
Written options	1,538.3	—	—	—	65.9	—	65.9
Purchased options	1,524.6	67.2	—	67.2	—	—	—
Foreign exchange contracts
Swaps	2,145.0	50.4	0.9	51.3	52.7	2.5	55.2
Spot, futures and forwards	4,377.6	44.1	1.0	45.1	44.1	0.2	44.3
Written options	553.8	—	—	—	12.4	—	12.4
Purchased options	537.4	12.0	—	12.0	—	—	—
Equity contracts
Swaps	189.2	5.1	—	5.1	5.9	—	5.9
Futures and forwards	65.8	2.8	—	2.8	1.5	—	1.5
Written options	420.0	—	—	—	27.2	—	27.2
Purchased options	392.7	29.5	—	29.5	—	—	—
Commodity contracts
Swaps	53.7	4.4	—	4.4	7.3	—	7.3
Futures and forwards	402.7	4.0	—	4.0	1.0	—	1.0
Written options	89.5	—	—	—	7.8	—	7.8
Purchased options	102.4	7.3	—	7.3	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,001.6	14.6	—	14.6	15.3	—	15.3
Total return swaps/other	46.5	0.2	—	0.2	1.9	—	1.9
Written credit derivatives:
Credit default swaps	992.0	15.6	—	15.6	13.2	—	13.2
Total return swaps/other	51.0	2.4	—	2.4	0.6	—	0.6
Gross derivative assets/liabilities		$764.8	$10.7	$775.5	$761.7	$3.7	$765.4
Less: Legally enforceable master netting agreements				(674.1)			(674.1)
Less: Cash collateral received/paid				(46.2)			(45.4)
Total derivative assets/liabilities				$55.2			$45.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$29,445.4	$658.5	$8.5	$667.0	$658.2	$0.5	$658.7
Futures and forwards	10,159.4	1.7	—	1.7	2.0	—	2.0
Written options	1,725.2	—	—	—	85.4	—	85.4
Purchased options	1,739.8	85.6	—	85.6	—	—	—
Foreign exchange contracts
Swaps	2,159.1	51.5	0.8	52.3	54.6	1.9	56.5
Spot, futures and forwards	4,226.4	68.9	1.5	70.4	72.4	0.2	72.6
Written options	600.7	—	—	—	16.0	—	16.0
Purchased options	584.6	15.1	—	15.1	—	—	—
Equity contracts
Swaps	193.7	3.2	—	3.2	4.0	—	4.0
Futures and forwards	69.5	2.1	—	2.1	1.8	—	1.8
Written options	341.0	—	—	—	26.0	—	26.0
Purchased options	318.4	27.9	—	27.9	—	—	—
Commodity contracts
Swaps	74.3	5.8	—	5.8	8.5	—	8.5
Futures and forwards	376.5	4.5	—	4.5	1.8	—	1.8
Written options	129.5	—	—	—	11.5	—	11.5
Purchased options	141.3	10.7	—	10.7	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,094.8	13.3	—	13.3	23.4	—	23.4
Total return swaps/other	44.3	0.2	—	0.2	1.4	—	1.4
Written credit derivatives:
Credit default swaps	1,073.1	24.5	—	24.5	11.9	—	11.9
Total return swaps/other	61.0	0.5	—	0.5	0.3	—	0.3
Gross derivative assets/liabilities		$974.0	$10.8	$984.8	$979.2	$2.6	$981.8
Less: Legally enforceable master netting agreements				(884.8)			(884.8)
Less: Cash collateral received/paid				(47.3)			(50.1)
Total derivative assets/liabilities				$52.7			$46.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.

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

Offsetting of Derivatives
	September 30, 2015		December 31, 2014
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$344.0	$328.0	$386.6	$373.2
Exchange-traded	0.1	0.1	0.1	0.1
Over-the-counter cleared	235.4	239.4	365.7	368.7
Foreign exchange contracts
Over-the-counter	104.6	107.6	133.0	139.9
Over-the-counter cleared	0.1	0.1	—	—
Equity contracts
Over-the-counter	20.0	16.9	19.5	16.7
Exchange-traded	12.8	12.1	8.6	7.8
Commodity contracts
Over-the-counter	7.5	9.7	10.2	11.9
Exchange-traded	4.4	4.6	7.4	7.7
Over-the-counter cleared	0.1	0.1	0.1	0.6
Credit derivatives
Over-the-counter	25.4	23.9	30.8	30.2
Over-the-counter cleared	6.2	6.2	7.0	6.8
Total gross derivative assets/liabilities, before netting
Over-the-counter	501.5	486.1	580.1	571.9
Exchange-traded	17.3	16.8	16.1	15.6
Over-the-counter cleared	241.8	245.8	372.8	376.1
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(465.0)	(459.9)	(545.7)	(545.5)
Exchange-traded	(13.9)	(13.9)	(13.9)	(13.9)
Over-the-counter cleared	(241.4)	(245.7)	(372.5)	(375.5)
Derivative assets/liabilities, after netting	40.3	29.2	36.9	28.7
Other gross derivative assets/liabilities	14.9	16.7	15.8	18.2
Total derivative assets/liabilities	55.2	45.9	52.7	46.9
Less: Financial instruments collateral (1)	(14.5)	(7.0)	(13.3)	(8.9)
Total net derivative assets/liabilities	$40.7	$38.9	$39.4	$38.0

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

Fair Value Hedges

The table below summarizes information related to fair value hedges for the three and nine months ended September 30, 2015 and 2014, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated at that time. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended September 30			Nine Months Ended September 30
	2015			2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$1,921	$(2,111)	$(190)	$724	$(1,362)	$(638)
Interest rate and foreign currency risk on long-term debt (1)	(138)	125	(13)	(1,394)	1,311	(83)
Interest rate risk on available-for-sale securities (2)	(6)	(1)	(7)	39	(49)	(10)
Price risk on commodity inventory (3)	2	(2)	—	15	(11)	4
Total	$1,779	$(1,989)	$(210)	$(616)	$(111)	$(727)

	2014			2014
Interest rate risk on long-term debt (1)	$(489)	$265	$(224)	$612	$(1,239)	$(627)
Interest rate and foreign currency risk on long-term debt (1)	(1,631)	1,620	(11)	(1,368)	1,305	(63)
Interest rate risk on available-for-sale securities (2)	1	(21)	(20)	(20)	(5)	(25)
Price risk on commodity inventory (3)	7	(7)	—	9	(4)	5
Total	$(2,112)	$1,857	$(255)	$(767)	$57	$(710)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2015 and 2014. Of the $1.2 billion net loss (after-tax) on derivatives in accumulated other comprehensive income (OCI) at September 30, 2015, $643 million ($402 million after-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended September 30			Nine Months Ended September 30
	2015			2015
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$94	$(254)	$4	$99	$(768)	$3
Price risk on restricted stock awards (2)	(112)	30	—	(141)	57	—
Total	$(18)	$(224)	$4	$(42)	$(711)	$3
Net investment hedges
Foreign exchange risk	$1,407	$14	$(98)	$2,397	$98	$(185)

	2014			2014
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(12)	$(271)	$(4)	$33	$(831)	$(4)
Price risk on restricted stock awards (2)	137	85	—	73	310	—
Total	$125	$(186)	$(4)	$106	$(521)	$(4)
Net investment hedges
Foreign exchange risk	$2,286	$9	$(150)	$1,308	$7	$(326)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)	The hedge gain (loss) recognized in accumulated OCI is primarily related to the change in the Corporation's stock price for the period.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2015 and 2014. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Interest rate risk on mortgage banking income (1)	$474	$(7)	$380	$369
Credit risk on loans (2)	24	12	(34)	(21)
Interest rate and foreign currency risk on ALM activities (3)	(527)	(1,359)	(202)	(2,670)
Price risk on restricted stock awards (4)	(229)	373	(473)	399
Other	22	(3)	15	(7)

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, interest rate lock commitments and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $184 million and $611 million for the three and nine months ended September 30, 2015 compared to $166 million and $564 million for the same periods in 2014.

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

Through September 30, 2015, the Corporation transferred $8.9 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) and non-U.S. government securities primarily to a trust created by a third party. The Corporation received gross cash proceeds of $8.9 billion at the transfer dates. The Corporation simultaneously entered into derivatives with those counterparties whereby the Corporation retained certain economic exposures to those securities (e.g., interest rate and/or credit risk). Generally, the maturity of the derivatives is the same as the maturity of assets initially transferred. A derivative asset of $137 million and a liability of $20 million were recorded at September 30, 2015 and are included in credit derivatives in the derivative instruments table on page 140. At September 30, 2015, the fair value of the securities previously transferred was $8.6 billion. The economic exposure retained by the Corporation, which is primarily interest rate risk and prepayment risk, is typically hedged with interest rate swaps and interest rate swaptions and, to a lesser extent, total return swaps.

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

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2015 and 2014. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation and funding valuation adjustment (DVA/FVA) gains (losses). Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue
	Three Months Ended September 30				Nine Months Ended September 30
	2015				2015
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$395	$372	$231	$998	$1,240	$1,035	$464	$2,739
Foreign exchange risk	310	(3)	(36)	271	1,051	(6)	(98)	947
Equity risk	558	38	590	1,186	1,795	14	1,732	3,541
Credit risk	84	615	105	804	825	1,776	397	2,998
Other risk	115	(24)	83	174	371	(62)	158	467
Total sales and trading revenue	$1,462	$998	$973	$3,433	$5,282	$2,757	$2,653	$10,692

	2014				2014
Interest rate risk	$403	$257	$85	$745	$1,210	$791	$318	$2,319
Foreign exchange risk	372	—	(32)	340	837	4	(93)	748
Equity risk	502	5	598	1,105	1,653	(87)	1,768	3,334
Credit risk	330	637	111	1,078	1,865	1,945	473	4,283
Other risk	179	(25)	31	185	356	(85)	113	384
Total sales and trading revenue	$1,786	$874	$793	$3,453	$5,921	$2,568	$2,579	$11,068

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $568 million and $1.7 billion for the three and nine months ended September 30, 2015 and $528 million and $1.6 billion for the same periods in 2014.

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

Credit Derivative Instruments
	September 30, 2015
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$59	$526	$2,247	$1,362	$4,194
Non-investment grade	414	2,526	2,365	3,703	9,008
Total	473	3,052	4,612	5,065	13,202
Total return swaps/other:
Investment grade	44	—	—	—	44
Non-investment grade	277	263	11	—	551
Total	321	263	11	—	595
Total credit derivatives	$794	$3,315	$4,623	$5,065	$13,797
Credit-related notes:
Investment grade	$4	$18	$207	$2,742	$2,971
Non-investment grade	49	100	59	1,477	1,685
Total credit-related notes	$53	$118	$266	$4,219	$4,656
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$131,368	$304,659	$198,283	$50,319	$684,629
Non-investment grade	64,553	159,200	59,706	23,875	307,334
Total	195,921	463,859	257,989	74,194	991,963
Total return swaps/other:
Investment grade	26,353	—	—	—	26,353
Non-investment grade	14,984	8,081	1,321	232	24,618
Total	41,337	8,081	1,321	232	50,971
Total credit derivatives	$237,258	$471,940	$259,310	$74,426	$1,042,934

	December 31, 2014
	Carrying Value
Credit default swaps:
Investment grade	$100	$714	$1,455	$939	$3,208
Non-investment grade	916	2,107	1,338	4,301	8,662
Total	1,016	2,821	2,793	5,240	11,870
Total return swaps/other:
Investment grade	24	—	—	—	24
Non-investment grade	64	247	2	—	313
Total	88	247	2	—	337
Total credit derivatives	$1,104	$3,068	$2,795	$5,240	$12,207
Credit-related notes:
Investment grade	$2	$365	$568	$2,634	$3,569
Non-investment grade	5	141	85	1,443	1,674
Total credit-related notes	$7	$506	$653	$4,077	$5,243
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$132,974	$342,914	$242,728	$28,982	$747,598
Non-investment grade	54,326	170,580	80,011	20,586	325,503
Total	187,300	513,494	322,739	49,568	1,073,101
Total return swaps/other:
Investment grade	22,645	—	—	—	22,645
Non-investment grade	23,839	10,792	3,268	487	38,386
Total	46,484	10,792	3,268	487	61,031
Total credit derivatives	$233,784	$524,286	$326,007	$50,055	$1,134,132

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $8.4 billion and $812.6 billion at September 30, 2015, and $5.7 billion and $880.6 billion at December 31, 2014.

Credit-related notes in the table on page 148 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.

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

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2015 and December 31, 2014, the Corporation held cash and securities collateral of $80.9 billion and $82.0 billion, and posted cash and securities collateral of $61.7 billion and $67.7 billion in the normal course of business under derivative agreements. This excludes cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.

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

At September 30, 2015, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.8 billion, including $1.5 billion for Bank of America, N.A. (BANA).

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2015, the current liability recorded for these derivative contracts was $369 million.

The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2015 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to Be Posted Upon Downgrade
	September 30, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,224	$1,502
Bank of America, N.A. and subsidiaries (1)	940	1,043

(1)	Included in Bank of America Corporation collateral requirements in this table.

The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at September 30, 2015 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade
	September 30, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$629	$3,495
Collateral posted	585	3,042

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

The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for the three and nine months ended September 30, 2015 and 2014. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance.

Valuation Adjustments on Derivatives
Gains (Losses)	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$(137)	$67	$(139)	$51	$85	$174	$179	$252
Derivative assets (FVA) (2)	(48)	(48)	—	—	(37)	(37)	—	—
Derivative liabilities (DVA) (3)	132	66	113	68	141	16	29	(16)
Derivative liabilities (FVA) (2)	—	—	—	—	54	54	—	—

(1)	At both September 30, 2015 and December 31, 2014, the cumulative CVA reduced the derivative assets balance by $1.6 billion.

(2)	At September 30, 2015 and December 31, 2014, the cumulative FVA reduced the net derivatives balances by $480 million and $497 million.

(3)	At September 30, 2015 and December 31, 2014, the cumulative DVA reduced the derivative liabilities balance by $910 million and $769 million.

NOTE 3 – Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and AFS marketable equity securities at September 30, 2015 and December 31, 2014.

Debt Securities and Available-for-Sale Marketable Equity Securities
	September 30, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$207,057	$1,854	$(592)	$208,319
Agency-collateralized mortgage obligations	11,836	263	(24)	12,075
Non-agency residential (1)	3,383	255	(56)	3,582
Commercial	5,422	115	(7)	5,530
Total mortgage-backed securities	227,698	2,487	(679)	229,506
U.S. Treasury and agency securities	39,422	711	(2)	40,131
Non-U.S. securities	6,356	26	(7)	6,375
Corporate/Agency bonds	231	4	(1)	234
Other taxable securities, substantially all asset-backed securities	9,769	18	(37)	9,750
Total taxable securities	283,476	3,246	(726)	285,996
Tax-exempt securities	11,685	31	(26)	11,690
Total available-for-sale debt securities	295,161	3,277	(752)	297,686
Other debt securities carried at fair value	27,457	161	(226)	27,392
Total debt securities carried at fair value	322,618	3,438	(978)	325,078
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	66,573	495	(588)	66,480
Total debt securities	$389,191	$3,933	$(1,566)	$391,558
Available-for-sale marketable equity securities (2)	$331	$24	$—	$355

	December 31, 2014
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$163,592	$2,040	$(593)	$165,039
Agency-collateralized mortgage obligations	14,175	152	(79)	14,248
Non-agency residential (1)	4,244	287	(77)	4,454
Commercial	3,931	69	—	4,000
Total mortgage-backed securities	185,942	2,548	(749)	187,741
U.S. Treasury and agency securities	69,267	360	(32)	69,595
Non-U.S. securities	6,208	33	(11)	6,230
Corporate/Agency bonds	361	9	(2)	368
Other taxable securities, substantially all asset-backed securities	10,774	39	(22)	10,791
Total taxable securities	272,552	2,989	(816)	274,725
Tax-exempt securities	9,556	12	(19)	9,549
Total available-for-sale debt securities	282,108	3,001	(835)	284,274
Other debt securities carried at fair value	36,524	261	(364)	36,421
Total debt securities carried at fair value	318,632	3,262	(1,199)	320,695
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	59,766	486	(611)	59,641
Total debt securities	$378,398	$3,748	$(1,810)	$380,336
Available-for-sale marketable equity securities (2)	$336	$27	$—	$363

(1)
At September 30, 2015 and December 31, 2014, the underlying collateral type included approximately 74 percent and 76 percent prime, 14 percent and 14 percent Alt-A, and 12 percent and 10 percent subprime.

(2)	Classified in other assets on the Consolidated Balance Sheet.

At September 30, 2015, the accumulated net unrealized gain on AFS debt securities included in accumulated OCI was $1.6 billion, net of the related income tax expense of $963 million. At September 30, 2015 and December 31, 2014, the Corporation had nonperforming AFS debt securities of $194 million and $161 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three and nine months ended September 30, 2015, the Corporation recorded unrealized mark-to-market net gains of $219 million and $49 million, and realized net losses of $152 million and $166 million, compared to unrealized net losses of $53 million and unrealized net gains of $807 million, and realized net gains of $73 million and $156 million for the same periods in 2014. These amounts exclude hedge results.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	September 30 2015	December 31 2014
Mortgage-backed securities:
Agency	$7,944	$15,704
Agency-collateralized mortgage obligations	7	—
Non-agency residential	3,635	3,745
Total mortgage-backed securities	11,586	19,449
U.S. Treasury and agency securities	—	1,541
Non-U.S. securities (1)	15,529	15,132
Other taxable securities, substantially all asset-backed securities	277	299
Total	$27,392	$36,421

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three and nine months ended September 30, 2015 and 2014 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Gross gains	$399	$434	$844	$1,195
Gross losses	(14)	(2)	(23)	(4)
Net gains on sales of AFS debt securities	$385	$432	$821	$1,191
Income tax expense attributable to realized net gains on sales of AFS debt securities	$146	$164	$312	$453

The table below presents the amortized cost and fair value of the Corporation's debt securities carried at fair value and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), U.S. Treasury and Freddie Mac (FHLMC), where the investment exceeded 10 percent of consolidated shareholders' equity at September 30, 2015 and December 31, 2014.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	September 30, 2015		December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$144,527	$145,423	$130,725	$131,418
Government National Mortgage Association	102,427	102,622	98,278	98,633
Freddie Mac	52,093	52,485	28,288	28,556
U.S. Treasury	37,424	38,061	68,481	68,801

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer as of September 30, 2015 and December 31, 2014.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	September 30, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$50,512	$(292)	$15,433	$(300)	$65,945	$(592)
Agency-collateralized mortgage obligations	392	(5)	1,382	(19)	1,774	(24)
Non-agency residential	475	(9)	846	(37)	1,321	(46)
Commercial	1,071	(7)	—	—	1,071	(7)
Total mortgage-backed securities	52,450	(313)	17,661	(356)	70,111	(669)
U.S. Treasury and agency securities	215	(1)	218	(1)	433	(2)
Non-U.S. securities	—	—	173	(7)	173	(7)
Corporate/Agency bonds	65	(1)	—	—	65	(1)
Other taxable securities, substantially all asset-backed securities	4,321	(24)	832	(13)	5,153	(37)
Total taxable securities	57,051	(339)	18,884	(377)	75,935	(716)
Tax-exempt securities	2,159	(19)	2,039	(7)	4,198	(26)
Total temporarily impaired AFS debt securities	59,210	(358)	20,923	(384)	80,133	(742)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	181	(2)	53	(8)	234	(10)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$59,391	$(360)	$20,976	$(392)	$80,367	$(752)

	December 31, 2014
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$1,366	$(8)	$43,118	$(585)	$44,484	$(593)
Agency-collateralized mortgage obligations	2,242	(19)	3,075	(60)	5,317	(79)
Non-agency residential	307	(3)	809	(41)	1,116	(44)
Total mortgage-backed securities	3,915	(30)	47,002	(686)	50,917	(716)
U.S. Treasury and agency securities	10,121	(22)	667	(10)	10,788	(32)
Non-U.S. securities	157	(9)	32	(2)	189	(11)
Corporate/Agency bonds	43	(1)	93	(1)	136	(2)
Other taxable securities, substantially all asset-backed securities	575	(3)	1,080	(19)	1,655	(22)
Total taxable securities	14,811	(65)	48,874	(718)	63,685	(783)
Tax-exempt securities	980	(1)	680	(18)	1,660	(19)
Total temporarily impaired AFS debt securities	15,791	(66)	49,554	(736)	65,345	(802)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	555	(33)	—	—	555	(33)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$16,346	$(99)	$49,554	$(736)	$65,900	$(835)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and nine months ended September 30, 2015 and 2014 as presented in the Net Credit-related Impairment Losses Recognized in Earnings table. Substantially all OTTI losses in the three and nine months ended September 30, 2015 and 2014 consisted of credit losses on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income in the Consolidated Statement of Income. The credit losses on the RMBS during the nine months ended September 30, 2015 were driven by decreases in the estimated RMBS cash flows primarily due to a model change resulting in the refinement of the expected cash flows. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the excess of the credit loss over the total impairment is recorded as an unrealized gain in OCI.

Net Credit-related Impairment Losses Recognized in Earnings
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Total OTTI losses	$(5)	$(3)	$(87)	$(19)
Less: non-credit portion of total OTTI losses recognized in OCI	3	2	10	7
Net credit-related impairment losses recognized in earnings	$(2)	$(1)	$(77)	$(12)

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine months ended September 30, 2015 and 2014 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of OTTI Credit Losses Recognized
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Balance, beginning of period	$261	$195	$201	$184
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	1	—	50	11
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	—	1	26	1
Reductions for AFS debt securities matured, sold or intended to be sold	—	—	(15)	—
Balance, September 30	$262	$196	$262	$196

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at September 30, 2015.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	12.0%	3.6%	24.5%
Loss severity	33.4	13.4	36.4
Life default rate	27.3	0.9	86.7

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 29.9 percent for prime, 32.2 percent for Alt-A and 43.8 percent for subprime at September 30, 2015. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration.

Weighted-average life default rates by collateral type were 16.8 percent for prime, 29.5 percent for Alt-A and 28.2 percent for subprime at September 30, 2015.

The expected maturity distribution of the Corporation's MBS, the contractual maturity distribution of the Corporation's other debt securities carried at fair value and HTM debt securities, and the yields on the Corporation's debt securities carried at fair value and HTM debt securities at September 30, 2015 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	September 30, 2015
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$40	4.40%	$36,815	2.40%	$172,124	2.80%	$6,048	3.10%	$215,027	2.74%
Agency-collateralized mortgage obligations	302	0.90	6,931	2.50	4,608	2.80	1	0.70	11,842	2.58
Non-agency residential	339	4.60	1,403	4.89	1,287	4.49	4,036	7.86	7,065	6.49
Commercial	73	6.86	620	1.90	4,729	2.80	—	—	5,422	2.75
Total mortgage-backed securities	754	3.33	45,769	2.49	182,748	2.81	10,085	5.00	239,356	2.84
U.S. Treasury and agency securities	600	0.25	36,006	1.60	2,814	2.59	2	4.57	39,422	1.65
Non-U.S. securities	20,056	0.65	1,814	2.99	6	2.85	—	—	21,876	0.86
Corporate/Agency bonds	54	3.76	68	3.75	106	3.48	3	5.60	231	3.65
Other taxable securities, substantially all asset-backed securities	2,601	1.00	4,675	1.28	1,998	2.68	774	3.72	10,048	1.62
Total taxable securities	24,065	0.78	88,332	2.07	187,672	2.81	10,864	4.91	310,933	2.52
Tax-exempt securities	557	0.63	3,138	1.34	3,446	1.49	4,544	0.96	11,685	1.19
Total amortized cost of debt securities carried at fair value	$24,622	0.78	$91,470	2.05	$191,118	2.79	$15,408	3.68	$322,618	2.47
Amortized cost of HTM debt securities (2)	$—	—	$21,720	2.30	$44,457	2.40	$396	3.34	$66,573	2.37

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$41		$37,238		$172,932		$6,052		$216,263
Agency-collateralized mortgage obligations	303		7,042		4,736		1		12,082
Non-agency residential	372		1,394		1,385		4,066		7,217
Commercial	73		629		4,828		—		5,530
Total mortgage-backed securities	789		46,303		183,881		10,119		241,092
U.S. Treasury and agency securities	601		36,626		2,902		2		40,131
Non-U.S. securities	20,008		1,890		6		—		21,904
Corporate/Agency bonds	54		67		111		2		234
Other taxable securities, substantially all asset-backed securities	2,593		4,649		2,012		773		10,027
Total taxable securities	24,045		89,535		188,912		10,896		313,388
Tax-exempt securities	557		3,143		3,448		4,542		11,690
Total debt securities carried at fair value	$24,602		$92,678		$192,360		$15,438		$325,078
Fair value of HTM debt securities (2)	$—		$21,874		$44,201		$405		$66,480

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

Certain Corporate and Strategic Investments

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in All Other, had a carrying value of $3.0 billion and $3.1 billion at September 30, 2015 and December 31, 2014. For additional information, see Note 10 – Commitments and Contingencies.

NOTE 4 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2015 and December 31, 2014.

	September 30, 2015
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,723	$655	$4,017	$6,395	$136,826			$143,221
Home equity	216	116	699	1,031	47,952			48,983
Legacy Assets & Servicing portfolio
Residential mortgage (5)	1,795	927	6,509	9,231	22,906	$12,581		44,718
Home equity	325	170	1,029	1,524	22,658	4,865		29,047
Credit card and other consumer
U.S. credit card	471	322	721	1,514	86,825			88,339
Non-U.S. credit card	39	31	78	148	9,918			10,066
Direct/Indirect consumer (6)	243	58	40	341	86,973			87,314
Other consumer (7)	14	3	4	21	1,991			2,012
Total consumer	4,826	2,282	13,097	20,205	416,049	17,446		453,700
Consumer loans accounted for under the fair value option (8)							$1,944	1,944
Total consumer loans and leases	4,826	2,282	13,097	20,205	416,049	17,446	1,944	455,644
Commercial
U.S. commercial	262	88	227	577	243,397			243,974
Commercial real estate (9)	74	5	128	207	55,422			55,629
Commercial lease financing	45	56	23	124	25,556			25,680
Non-U.S. commercial	68	—	1	69	88,401			88,470
U.S. small business commercial	48	36	76	160	12,898			13,058
Total commercial	497	185	455	1,137	425,674			426,811
Commercial loans accounted for under the fair value option (8)							5,234	5,234
Total commercial loans and leases	497	185	455	1,137	425,674		5,234	432,045
Total loans and leases	$5,323	$2,467	$13,552	$21,342	$841,723	$17,446	$7,178	$887,689
Percentage of outstandings	0.60%	0.28%	1.52%	2.40%	94.82%	1.97%	0.81%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $1.8 billion and nonperforming loans of $426 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $1.0 billion and nonperforming loans of $341 million.

(2)	Consumer real estate includes fully-insured loans of $7.6 billion.

(3)	Consumer real estate includes $3.3 billion and direct/indirect consumer includes $22 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $2.4 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $41.7 billion, unsecured consumer lending loans of $1.0 billion, U.S. securities-based lending loans of $39.2 billion, non-U.S. consumer loans of $3.9 billion, student loans of $581 million and other consumer loans of $834 million.

(7)	Total outstandings includes consumer finance loans of $591 million, consumer leases of $1.2 billion and consumer overdrafts of $189 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.7 billion and home equity loans of $225 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $3.0 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $51.8 billion and non-U.S. commercial real estate loans of $3.8 billion.

	December 31, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,847	$700	$5,561	$8,108	$154,112			$162,220
Home equity	218	105	744	1,067	50,820			51,887
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,008	1,060	10,513	13,581	25,244	$15,152		53,977
Home equity	374	174	1,166	1,714	26,507	5,617		33,838
Credit card and other consumer
U.S. credit card	494	341	866	1,701	90,178			91,879
Non-U.S. credit card	49	39	95	183	10,282			10,465
Direct/Indirect consumer (6)	245	71	65	381	80,000			80,381
Other consumer (7)	11	2	2	15	1,831			1,846
Total consumer	5,246	2,492	19,012	26,750	438,974	20,769		486,493
Consumer loans accounted for under the fair value option (8)							$2,077	2,077
Total consumer loans and leases	5,246	2,492	19,012	26,750	438,974	20,769	2,077	488,570
Commercial
U.S. commercial	320	151	318	789	219,504			220,293
Commercial real estate (9)	138	16	288	442	47,240			47,682
Commercial lease financing	121	41	42	204	24,662			24,866
Non-U.S. commercial	5	4	—	9	80,074			80,083
U.S. small business commercial	88	45	94	227	13,066			13,293
Total commercial	672	257	742	1,671	384,546			386,217
Commercial loans accounted for under the fair value option (8)							6,604	6,604
Total commercial loans and leases	672	257	742	1,671	384,546		6,604	392,821
Total loans and leases	$5,918	$2,749	$19,754	$28,421	$823,520	$20,769	$8,681	$881,391
Percentage of outstandings	0.67%	0.31%	2.24%	3.22%	93.44%	2.36%	0.98%	100.00%

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

The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $3.0 billion and $17.2 billion at September 30, 2015 and December 31, 2014, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases

The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At September 30, 2015 and December 31, 2014, $554 million and $800 million of such junior-lien home equity loans were included in nonperforming loans.

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDR), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At September 30, 2015, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $860 million of which $494 million were current on their contractual payments, while $311 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 75 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and nearly 60 percent were discharged 24 months or more ago. As subsequent cash payments are received on these nonperforming loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

During the three and nine months ended September 30, 2015, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $742 million and $2.7 billion, including $220 million and $1.2 billion of purchased credit-impaired (PCI) loans, compared to $2.5 billion and $5.4 billion, including $1.3 billion and $1.9 billion of PCI loans, for the same periods in 2014. The Corporation recorded recoveries related to these sales of $58 million and $125 million for the three and nine months ended September 30, 2015 compared to recoveries of $39 million and $224 million for the same periods in 2014. Gains related to these sales of $67 million and $142 million were also recorded in other income in the Consolidated Statement of Income for the three and nine months ended September 30, 2015 compared to gains of $66 million and $236 million for the same periods in 2014.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at September 30, 2015 and December 31, 2014. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,949	$2,398	$2,773	$3,942
Home equity	1,376	1,496	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (1)	3,293	4,491	4,843	7,465
Home equity	2,053	2,405	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	721	866
Non-U.S. credit card	n/a	n/a	78	95
Direct/Indirect consumer	25	28	38	64
Other consumer	1	1	2	1
Total consumer	8,697	10,819	8,455	12,433
Commercial
U.S. commercial	836	701	42	110
Commercial real estate	108	321	42	3
Commercial lease financing	17	3	18	41
Non-U.S. commercial	56	1	1	—
U.S. small business commercial	85	87	60	67
Total commercial	1,102	1,113	163	221
Total loans and leases	$9,799	$11,932	$8,618	$12,654

(1)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At September 30, 2015 and December 31, 2014, residential mortgage includes $4.6 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $3.0 billion and $4.1 billion of loans on which interest is still accruing.

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

The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2015 and December 31, 2014.

Consumer Real Estate – Credit Quality Indicators (1)
	September 30, 2015
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$105,799	$17,052	$8,657	$43,857	$15,678	$1,924
Greater than 90 percent but less than or equal to 100 percent	4,518	2,258	1,469	1,907	2,594	874
Greater than 100 percent	3,339	3,820	2,455	3,219	5,910	2,067
Fully-insured loans (5)	29,565	9,007	—	—	—	—
Total consumer real estate	$143,221	$32,137	$12,581	$48,983	$24,182	$4,865

Refreshed FICO score
Less than 620	$3,593	$4,827	$4,205	$1,958	$2,926	$734
Greater than or equal to 620 and less than 680	6,008	3,674	2,687	3,367	4,010	870
Greater than or equal to 680 and less than 740	21,294	5,791	3,162	9,475	6,783	1,434
Greater than or equal to 740	82,761	8,838	2,527	34,183	10,463	1,827
Fully-insured loans (5)	29,565	9,007	—	—	—	—
Total consumer real estate	$143,221	$32,137	$12,581	$48,983	$24,182	$4,865

(1)	Excludes $1.9 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.1 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	September 30, 2015
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,112	$—	$1,219	$223
Greater than or equal to 620 and less than 680	11,728	—	1,702	215
Greater than or equal to 680 and less than 740	33,823	—	10,873	321
Greater than or equal to 740	38,676	—	28,925	1,061
Other internal credit metrics (2, 3, 4)	—	10,066	44,595	192
Total credit card and other consumer	$88,339	$10,066	$87,314	$2,012

(1)	Twenty-nine percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $43.2 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $584 million of loans the Corporation no longer originates, primarily student loans.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At September 30, 2015, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	September 30, 2015
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$235,801	$55,064	$24,458	$86,907	$594
Reservable criticized	8,173	565	1,222	1,563	112
Refreshed FICO score (3)
Less than 620					177
Greater than or equal to 620 and less than 680					545
Greater than or equal to 680 and less than 740					1,637
Greater than or equal to 740					3,132
Other internal credit metrics (3, 4)					6,861
Total commercial	$243,974	$55,629	$25,680	$88,470	$13,058

(1)	Excludes $5.2 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $698 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At September 30, 2015, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 175. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

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

Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $1.9 billion were included in TDRs at September 30, 2015, of which $860 million were classified as nonperforming and $803 million were loans fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

At September 30, 2015 and December 31, 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $479 million and $630 million at September 30, 2015 and December 31, 2014. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process as of September 30, 2015 was $5.9 billion.

The table below provides the unpaid principal balance, carrying value and related allowance at September 30, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three and nine months ended September 30, 2015 and 2014 for impaired loans in the Corporation's Consumer Real Estate portfolio segment and includes primarily loans managed by Legacy Assets & Servicing (LAS). Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate
			September 30, 2015			December 31, 2014
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$15,956	$12,793	$—	$19,710	$15,605	$—
Home equity			3,541	1,766	—	3,540	1,630	—
With an allowance recorded
Residential mortgage			$7,276	$7,098	$452	$7,861	$7,665	$531
Home equity			1,015	884	212	852	728	196
Total
Residential mortgage			$23,232	$19,891	$452	$27,571	$23,270	$531
Home equity			4,556	2,650	212	4,392	2,358	196

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$13,202	$97	$13,981	$107	$14,332	$310	$15,181	$392
Home equity	1,835	23	1,509	23	1,777	68	1,449	65
With an allowance recorded
Residential mortgage	$7,398	$61	$10,621	$92	$7,563	$186	$11,482	$341
Home equity	809	6	745	6	756	18	746	19
Total
Residential mortgage	$20,600	$158	$24,602	$199	$21,895	$496	$26,663	$733
Home equity	2,644	29	2,254	29	2,533	86	2,195	84

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the September 30, 2015 and 2014 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during the three and nine months ended September 30, 2015 and 2014, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are primarily managed by LAS.

Consumer Real Estate – TDRs Entered into During the Three Months Ended September 30, 2015 and 2014 (1)
	September 30, 2015				Three Months Ended September 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$1,163	$1,030	4.91%	4.71%	$28
Home equity	302	243	3.41	3.34	25
Total	$1,465	$1,273	4.60	4.42	$53

	September 30, 2014				Three Months Ended September 30, 2014
Residential mortgage	$1,332	$1,226	5.07%	4.90%	$19
Home equity	314	228	3.74	3.44	32
Total	$1,646	$1,454	4.82	4.62	$51

Consumer Real Estate – TDRs Entered into During the Nine Months Ended September 30, 2015 and 2014 (1)
	September 30, 2015				Nine Months Ended September 30, 2015
Residential mortgage	$3,052	$2,707	4.99%	4.47%	$70
Home equity	824	637	3.55	3.20	55
Total	$3,876	$3,344	4.69	4.20	$125

	September 30, 2014				Nine Months Ended September 30, 2014
Residential mortgage	$3,498	$3,091	5.12%	4.57%	$60
Home equity	702	477	3.98	3.31	76
Total	$4,200	$3,568	4.93	4.36	$136

(1)
During the three and nine months ended September 30, 2015, the Corporation forgave principal of $48 million and $371 million related to residential mortgage loans and $1 million and $7 million related to home equity loans in connection with TDRs, compared to $13 million and $52 million related to residential mortgage loans and none related to home equity loans during the same periods in 2014.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at September 30, 2015 and 2014 due to sales and other dispositions.

The table below presents the September 30, 2015 and 2014 carrying value for consumer real estate loans that were modified in a TDR during the three and nine months ended September 30, 2015 and 2014 by type of modification.

Consumer Real Estate – Modification Programs
	TDRs Entered into During the Three Months Ended September 30, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$67	$2	$69
Principal and/or interest forbearance	—	1	1
Other modifications (1)	7	—	7
Total modifications under government programs	74	3	77
Modifications under proprietary programs
Contractual interest rate reduction	46	—	46
Capitalization of past due amounts	16	—	16
Principal and/or interest forbearance	4	1	5
Other modifications (1)	5	1	6
Total modifications under proprietary programs	71	2	73
Trial modifications	793	210	1,003
Loans discharged in Chapter 7 bankruptcy (2)	92	28	120
Total modifications	$1,030	$243	$1,273

	TDRs Entered into During the Three Months Ended September 30, 2014
Modifications under government programs
Contractual interest rate reduction	$103	$15	$118
Principal and/or interest forbearance	—	9	9
Other modifications (1)	12	—	12
Total modifications under government programs	115	24	139
Modifications under proprietary programs
Contractual interest rate reduction	53	2	55
Capitalization of past due amounts	29	1	30
Principal and/or interest forbearance	4	43	47
Other modifications (1)	11	—	11
Total modifications under proprietary programs	97	46	143
Trial modifications	843	105	948
Loans discharged in Chapter 7 bankruptcy (2)	171	53	224
Total modifications	$1,226	$228	$1,454

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Consumer Real Estate – Modification Programs
	TDRs Entered into During the Nine Months Ended September 30, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$453	$18	$471
Principal and/or interest forbearance	4	7	11
Other modifications (1)	35	—	35
Total modifications under government programs	492	25	517
Modifications under proprietary programs
Contractual interest rate reduction	179	18	197
Capitalization of past due amounts	67	6	73
Principal and/or interest forbearance	101	32	133
Other modifications (1)	22	52	74
Total modifications under proprietary programs	369	108	477
Trial modifications	1,609	402	2,011
Loans discharged in Chapter 7 bankruptcy (2)	237	102	339
Total modifications	$2,707	$637	$3,344

	TDRs Entered into During the Nine Months Ended September 30, 2014
Modifications under government programs
Contractual interest rate reduction	$546	$49	$595
Principal and/or interest forbearance	15	18	33
Other modifications (1)	80	—	80
Total modifications under government programs	641	67	708
Modifications under proprietary programs
Contractual interest rate reduction	232	14	246
Capitalization of past due amounts	70	1	71
Principal and/or interest forbearance	61	64	125
Other modifications (1)	33	27	60
Total modifications under proprietary programs	396	106	502
Trial modifications	1,616	158	1,774
Loans discharged in Chapter 7 bankruptcy (2)	438	146	584
Total modifications	$3,091	$477	$3,568

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and nine months ended September 30, 2015 and 2014 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Consumer Real Estate – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended September 30, 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value (1)
Modifications under government programs	$117	$2	$119
Modifications under proprietary programs	97	1	98
Loans discharged in Chapter 7 bankruptcy (2)	57	20	77
Trial modifications (3)	327	49	376
Total modifications	$598	$72	$670

	Three Months Ended September 30, 2014
Modifications under government programs	$193	$1	$194
Modifications under proprietary programs	137	1	138
Loans discharged in Chapter 7 bankruptcy (2)	121	15	136
Trial modifications	462	19	481
Total modifications	$913	$36	$949

	Nine Months Ended September 30, 2015
Modifications under government programs	$323	$4	$327
Modifications under proprietary programs	175	19	194
Loans discharged in Chapter 7 bankruptcy (2)	189	40	229
Trial modifications (3)	2,563	100	2,663
Total modifications	$3,250	$163	$3,413

	Nine Months Ended September 30, 2014
Modifications under government programs	$537	$3	$540
Modifications under proprietary programs	612	4	616
Loans discharged in Chapter 7 bankruptcy (2)	395	57	452
Trial modifications	1,753	37	1,790
Total modifications	$3,297	$101	$3,398

(1)
Includes loans with a carrying value of $1.4 billion and $1.1 billion that entered into payment default during the nine months ended September 30, 2015 and 2014 but were no longer held by the Corporation as of September 30, 2015 and 2014 due to sales and other dispositions.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(3)
Includes $59 million and $1.6 billion for the three and nine months ended September 30, 2015 of trial modification offers made in connection with the August 2014 Department of Justice settlement to which the customer has not responded.

Credit Card and Other Consumer

Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal, local and international laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In substantially all cases, the customer's available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers' entire unsecured debt structures (external programs). The Corporation classifies other secured consumer loans that have been discharged in Chapter 7 bankruptcy as TDRs which are written down to collateral value and placed on nonaccrual status no later than the time of discharge. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

The table below provides the unpaid principal balance, carrying value and related allowance at September 30, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three and nine months ended September 30, 2015 and 2014 on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

			September 30, 2015			December 31, 2014
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With no recorded allowance
Direct/Indirect consumer			$52	$22	$—	$59	$25	$—
With an allowance recorded
U.S. credit card			$649	$663	$204	$804	$856	$207
Non-U.S. credit card			114	134	75	132	168	108
Direct/Indirect consumer			26	31	7	76	92	24
Total
U.S. credit card			$649	$663	$204	$804	$856	$207
Non-U.S. credit card			114	134	75	132	168	108
Direct/Indirect consumer			78	53	7	135	117	24

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$22	$—	$27	$—	$23	$—	$27	$—
Other consumer	—	—	34	—	—	—	34	1
With an allowance recorded
U.S. credit card	$714	$10	$1,045	$16	$779	$34	$1,218	$56
Non-U.S. credit card	142	1	204	2	150	3	221	5
Direct/Indirect consumer	40	1	152	2	60	3	202	8
Other consumer	—	—	24	—	—	—	24	1
Total
U.S. credit card	$714	$10	$1,045	$16	$779	$34	$1,218	$56
Non-U.S. credit card	142	1	204	2	150	3	221	5
Direct/Indirect consumer	62	1	179	2	83	3	229	8
Other consumer	—	—	58	—	—	—	58	2

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at September 30, 2015 and December 31, 2014.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014
U.S. credit card	$347	$450	$314	$397	$2	$9	$663	$856	88.06%	84.99%
Non-U.S. credit card	25	41	12	16	97	111	134	168	45.55	47.56
Direct/Indirect consumer	17	50	11	34	25	33	53	117	88.77	85.21
Total renegotiated TDRs	$389	$541	$337	$447	$124	$153	$850	$1,141	81.40	79.51
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

The table below provides information on the Corporation's renegotiated TDR portfolio including the September 30, 2015 and 2014 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and nine months ended September 30, 2015 and 2014, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended September 30, 2015 and 2014
	September 30, 2015				Three Months Ended September 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$59	$65	17.10%	4.97%	$8
Non-U.S. credit card	32	38	24.04	0.43	23
Direct/Indirect consumer	7	4	5.58	5.10	2
Total	$98	$107	19.12	3.37	$33

	September 30, 2014				Three Months Ended September 30, 2014
U.S. credit card	$80	$88	16.59%	5.13%	$12
Non-U.S. credit card	43	51	25.09	0.43	36
Direct/Indirect consumer	11	7	7.34	4.76	4
Other consumer	1	1	8.96	4.82	—
Total	$135	$147	18.98	3.50	$52

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2015 and 2014
	September 30, 2015				Nine Months Ended September 30, 2015
U.S. credit card	$172	$184	16.98%	5.02%	$16
Non-U.S. credit card	72	84	24.01	0.45	35
Direct/Indirect consumer	16	10	6.28	5.29	7
Total	$260	$278	18.72	3.65	$58

	September 30, 2014				Nine Months Ended September 30, 2014
U.S. credit card	$223	$244	16.66%	5.15%	$23
Non-U.S. credit card	93	109	25.11	0.58	53
Direct/Indirect consumer	26	19	8.64	4.71	11
Other consumer	6	6	9.10	5.21	—
Total	$348	$378	18.56	3.82	$87

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and nine months ended September 30, 2015 and 2014.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended September 30, 2015
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$41	$24	$—	$65
Non-U.S. credit card	1	1	36	38
Direct/Indirect consumer	—	—	4	4
Total renegotiated TDRs	$42	$25	$40	$107

	Three Months Ended September 30, 2014
U.S. credit card	$57	$31	$—	$88
Non-U.S. credit card	2	2	47	51
Direct/Indirect consumer	1	—	6	7
Other consumer	1	—	—	1
Total renegotiated TDRs	$61	$33	$53	$147

	Nine Months Ended September 30, 2015
U.S. credit card	$118	$66	$—	$184
Non-U.S. credit card	3	3	78	84
Direct/Indirect consumer	1	—	9	10
Total renegotiated TDRs	$122	$69	$87	$278

	Nine Months Ended September 30, 2014
U.S. credit card	$161	$83	$—	$244
Non-U.S. credit card	5	5	99	109
Direct/Indirect consumer	5	2	12	19
Other consumer	6	—	—	6
Total renegotiated TDRs	$177	$90	$111	$378
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 86 percent of new non-U.S. credit card TDRs and 12 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three and nine months ended September 30, 2015 that had been modified in a TDR during the preceding 12 months were $11 million and $33 million for U.S. credit card, $37 million and $117 million for non-U.S. credit card, and $1 million and $3 million for direct/indirect consumer. During the three and nine months ended September 30, 2014, loans that entered into payment default that had been modified in a TDR during the preceding 12 months were $15 million and $40 million for U.S. credit card, $47 million and $157 million for non-U.S. credit card, and $1 million and $4 million for direct/indirect consumer.

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

At September 30, 2015 and December 31, 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $58 million and $67 million at September 30, 2015 and December 31, 2014.

The table below provides the unpaid principal balance, carrying value and related allowance at September 30, 2015 and December 31, 2014, and the average carrying value and interest income recognized for the three and nine months ended September 30, 2015 and 2014 for impaired loans in the Corporation's Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

			September 30, 2015			December 31, 2014
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$760	$738	$—	$668	$650	$—
Commercial real estate			89	72	—	60	48	—
Non-U.S. commercial			46	46	—	—	—	—
With an allowance recorded
U.S. commercial			$1,241	$1,028	$85	$1,139	$839	$75
Commercial real estate			322	132	13	678	495	48
Non-U.S. commercial			113	93	21	47	44	1
U.S. small business commercial (1)			120	106	35	133	122	35
Total
U.S. commercial			$2,001	$1,766	$85	$1,807	$1,489	$75
Commercial real estate			411	204	13	738	543	48
Non-U.S. commercial			159	139	21	47	44	1
U.S. small business commercial (1)			120	106	35	133	122	35

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$776	$4	$555	$3	$704	$12	$518	$8
Commercial real estate	73	—	158	1	75	1	190	3
Non-U.S. commercial	53	—	22	—	30	1	12	—
With an allowance recorded
U.S. commercial	$981	$11	$1,173	$12	$902	$36	$1,289	$42
Commercial real estate	179	1	689	1	248	6	675	14
Non-U.S. commercial	102	1	45	1	96	2	60	3
U.S. small business commercial (1)	110	—	144	1	112	—	157	3
Total
U.S. commercial	$1,757	$15	$1,728	$15	$1,606	$48	$1,807	$50
Commercial real estate	252	1	847	2	323	7	865	17
Non-U.S. commercial	155	1	67	1	126	3	72	3
U.S. small business commercial (1)	110	—	144	1	112	—	157	3

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the September 30, 2015 and 2014 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and nine months ended September 30, 2015 and 2014, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended September 30, 2015 and 2014
	September 30, 2015		Three Months Ended September 30, 2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$347	$324	$12
Commercial real estate	17	17	—
Non-U.S. commercial	10	10	—
U.S. small business commercial (1)	2	2	—
Total	$376	$353	$12

	September 30, 2014		Three Months Ended September 30, 2014
U.S. commercial	$361	$317	$33
Commercial real estate	49	39	8
Non-U.S. commercial	45	45	—
U.S. small business commercial (1)	2	2	—
Total	$457	$403	$41

Commercial – TDRs Entered into During the Nine Months Ended September 30, 2015 and 2014
	September 30, 2015		Nine Months Ended September 30, 2015
U.S. commercial	$977	$900	$18
Commercial real estate	47	47	—
Non-U.S. commercial	45	45	—
U.S. small business commercial (1)	5	5	—
Total	$1,074	$997	$18

	September 30, 2014		Nine Months Ended September 30, 2014
U.S. commercial	$808	$759	$35
Commercial real estate	317	299	8
Non-U.S. commercial	45	45	—
U.S. small business commercial (1)	6	6	—
Total	$1,176	$1,109	$43

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $85 million and $63 million for U.S. commercial and $26 million and $67 million for commercial real estate at September 30, 2015 and 2014.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the settlement with FNMA. For more information on the settlement with FNMA, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference in the three and nine months ended September 30, 2015 were primarily due to an increase in expected cash flows as a result of lower default estimates. The expected remaining life of the portfolio increased which results in a change to the amount of future principal and interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Accretable yield, beginning of period	$4,968	$5,608
Accretion	(208)	(661)
Disposals/transfers	(66)	(330)
Reclassifications from nonaccretable difference	290	367
Accretable yield, September 30, 2015	$4,984	$4,984

During the three and nine months ended September 30, 2015, the Corporation sold PCI loans with a carrying value of $220 million and $1.2 billion, excluding the related allowance of $38 million and $213 million. During the three and nine months ended September 30, 2014, the Corporation sold PCI loans with a carrying value of $1.3 billion and $1.9 billion, excluding the related allowance of $131 million and $317 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.

Loans Held-for-sale

The Corporation had LHFS of $8.8 billion and $12.8 billion at September 30, 2015 and December 31, 2014. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $31.7 billion and $30.8 billion for the nine months ended September 30, 2015 and 2014. Cash used for originations and purchases of LHFS totaled $30.3 billion and $28.7 billion for the nine months ended September 30, 2015 and 2014.

NOTE 5 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, July 1	$4,741	$3,702	$4,625	$13,068
Loans and leases charged off	(345)	(873)	(157)	(1,375)
Recoveries of loans and leases previously charged off	199	198	46	443
Net charge-offs	(146)	(675)	(111)	(932)
Write-offs of PCI loans	(148)	—	—	(148)
Provision for loan and lease losses	(12)	554	191	733
Other (1)	(35)	(29)	—	(64)
Allowance for loan and lease losses, September 30	4,400	3,552	4,705	12,657
Reserve for unfunded lending commitments, July 1	—	—	588	588
Provision for unfunded lending commitments	—	—	73	73
Reserve for unfunded lending commitments, September 30	—	—	661	661
Allowance for credit losses, September 30	$4,400	$3,552	$5,366	$13,318

	Three Months Ended September 30, 2014
Allowance for loan and lease losses, July 1	$6,908	$4,417	$4,486	$15,811
Loans and leases charged off	(485)	(994)	(188)	(1,667)
Recoveries of loans and leases previously charged off	343	212	69	624
Net charge-offs	(142)	(782)	(119)	(1,043)
Write-offs of PCI loans	(246)	—	—	(246)
Provision for loan and lease losses	(42)	586	66	610
Other (1)	(2)	(23)	(1)	(26)
Allowance for loan and lease losses, September 30	6,476	4,198	4,432	15,106
Reserve for unfunded lending commitments, July 1	—	—	503	503
Provision for unfunded lending commitments	—	—	26	26
Reserve for unfunded lending commitments, September 30	—	—	529	529
Allowance for credit losses, September 30	$6,476	$4,198	$4,961	$15,635

	Nine Months Ended September 30, 2015
Allowance for loan and lease losses, January 1	$5,935	$4,047	$4,437	$14,419
Loans and leases charged off	(1,430)	(2,733)	(410)	(4,573)
Recoveries of loans and leases previously charged off	587	618	174	1,379
Net charge-offs	(843)	(2,115)	(236)	(3,194)
Write-offs of PCI loans	(726)	—	—	(726)
Provision for loan and lease losses	68	1,646	504	2,218
Other (1)	(34)	(26)	—	(60)
Allowance for loan and lease losses, September 30	4,400	3,552	4,705	12,657
Reserve for unfunded lending commitments, January 1	—	—	528	528
Provision for unfunded lending commitments	—	—	133	133
Reserve for unfunded lending commitments, September 30	—	—	661	661
Allowance for credit losses, September 30	$4,400	$3,552	$5,366	$13,318

	Nine Months Ended September 30, 2014
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(1,713)	(3,173)	(493)	(5,379)
Recoveries of loans and leases previously charged off	938	671	266	1,875
Net charge-offs	(775)	(2,502)	(227)	(3,504)
Write-offs of PCI loans	(797)	—	—	(797)
Provision for loan and lease losses	(467)	1,818	660	2,011
Other (1)	(3)	(23)	(6)	(32)
Allowance for loan and lease losses, September 30	6,476	4,198	4,432	15,106
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	45	45
Reserve for unfunded lending commitments, September 30	—	—	529	529
Allowance for credit losses, September 30	$6,476	$4,198	$4,961	$15,635

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

During the three and nine months ended September 30, 2015, for the PCI loan portfolio, the Corporation recorded a provision benefit of $68 million and $40 million with a corresponding decrease in the valuation allowance included as part of the allowance for loan and lease losses. This compared to no provision for credit losses for the three months ended September 30, 2014 and a provision benefit of

$106 million for the nine months ended September 30, 2014. Write-offs in the PCI loan portfolio totaled $148 million and $726 million with a corresponding decrease in the PCI valuation allowance during the three and nine months ended September 30, 2015 compared to $246 million and $797 million for the same periods in 2014. Write-offs included $38 million and $213 million associated with the sale of PCI loans during the three and nine months ended September 30, 2015 compared to $131 million and $317 million for the same periods in 2014. The valuation allowance associated with the PCI loan portfolio was $886 million and $1.7 billion at September 30, 2015 and December 31, 2014.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at September 30, 2015 and December 31, 2014.

Allowance and Carrying Value by Portfolio Segment
	September 30, 2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$664	$286	$154	$1,104
Carrying value (3)	22,541	850	2,215	25,606
Allowance as a percentage of carrying value	2.95%	33.65%	6.95%	4.31%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$2,850	$3,266	$4,551	$10,667
Carrying value (3, 4)	225,982	186,881	424,596	837,459
Allowance as a percentage of carrying value (4)	1.26%	1.75%	1.07%	1.27%
Purchased credit-impaired loans
Valuation allowance	$886	n/a	n/a	$886
Carrying value gross of valuation allowance	17,446	n/a	n/a	17,446
Valuation allowance as a percentage of carrying value	5.08%	n/a	n/a	5.08%
Total
Allowance for loan and lease losses	$4,400	$3,552	$4,705	$12,657
Carrying value (3, 4)	265,969	187,731	426,811	880,511
Allowance as a percentage of carrying value (4)	1.65%	1.89%	1.10%	1.44%

	December 31, 2014
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$727	$339	$159	$1,225
Carrying value (3)	25,628	1,141	2,198	28,967
Allowance as a percentage of carrying value	2.84%	29.71%	7.23%	4.23%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$3,556	$3,708	$4,278	$11,542
Carrying value (3, 4)	255,525	183,430	384,019	822,974
Allowance as a percentage of carrying value (4)	1.39%	2.02%	1.11%	1.40%
Purchased credit-impaired loans
Valuation allowance	$1,652	n/a	n/a	$1,652
Carrying value gross of valuation allowance	20,769	n/a	n/a	20,769
Valuation allowance as a percentage of carrying value	7.95%	n/a	n/a	7.95%
Total
Allowance for loan and lease losses	$5,935	$4,047	$4,437	$14,419
Carrying value (3, 4)	301,922	184,571	386,217	872,710
Allowance as a percentage of carrying value (4)	1.97%	2.19%	1.15%	1.65%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $35 million related to impaired U.S. small business commercial at both September 30, 2015 and December 31, 2014.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.2 billion and $8.7 billion at September 30, 2015 and December 31, 2014.
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

The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2015 and December 31, 2014, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at September 30, 2015 and December 31, 2014 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets.

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

Except as described below and in Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2015 or the year ended December 31, 2014 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2015 and 2014.

First-lien Mortgage Securitizations
	Three Months Ended September 30
	Residential Mortgage
	Agency		Non-agency - Subprime		Commercial Mortgage
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Cash proceeds from new securitizations (1)	$7,632	$10,643	$—	$—	$807	$1,820
Gain on securitizations (2)	118	146	—	—	14	19

	Nine Months Ended September 30
	2015	2014	2015	2014	2015	2014
Cash proceeds from new securitizations (1)	$22,304	$25,661	$—	$809	$5,695	$4,032
Gain on securitizations (2)	475	114	—	49	46	70

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $192 million and $623 million, net of hedges, during the three and nine months ended September 30, 2015 compared to $169 million and $552 million for the same periods in 2014, are not included in the table above.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $7.0 billion and $20.0 billion in connection with first-lien mortgage securitizations for the three and nine months ended September 30, 2015 compared to $4.1 billion and $5.0 billion for the same periods in 2014. The receipt of these securities represents non-cash operating and investing activities, and accordingly, is not reflected on the Consolidated Statement of Cash Flows. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and nine months ended September 30, 2015 and 2014, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $307 million and $1.0 billion during the three and nine months ended September 30, 2015 compared to $423 million and $1.4 billion for the same periods in 2014. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $8.1 billion and $10.4 billion at September 30, 2015 and December 31, 2014. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and nine months ended September 30, 2015, $511 million and $2.4 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications compared to $1.5 billion and $3.9 billion for the same periods in 2014. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

During the three and nine months ended September 30, 2015, the Corporation deconsolidated agency residential mortgage securitization vehicles with total assets of $2.9 billion and $4.5 billion following the sale of retained interests to third parties, after which the Corporation no longer had the unilateral ability to liquidate the vehicles. Gains on sale of $180 million and $287 million were recorded in other income in the Consolidated Statement of Income.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2015 and December 31, 2014.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Unconsolidated VIEs
Maximum loss exposure (1)	$29,091	$14,918	$1,088	$1,288	$3,015	$3,167	$647	$710	$413	$352
On-balance sheet assets
Senior securities held (2):
Trading account assets	$1,103	$584	$4	$3	$85	$14	$93	$81	$114	$54
Debt securities carried at fair value	25,951	13,473	658	816	2,570	2,811	359	383	—	76
Held-to-maturity securities	2,021	837	—	—	—	—	—	—	38	42
Subordinate securities held (2):
Trading account assets	—	—	—	—	36	—	1	1	35	58
Debt securities carried at fair value	—	—	12	12	3	5	30	—	55	58
Held-to-maturity securities	—	—	—	—	—	—	—	—	13	15
Residual interests held	—	—	3	10	—	—	—	—	59	22
All other assets (3)	16	24	41	56	—	1	164	245	—	—
Total retained positions	$29,091	$14,918	$718	$897	$2,694	$2,831	$647	$710	$314	$325
Principal balance outstanding (4)	$324,928	$397,055	$17,261	$20,167	$28,873	$32,592	$43,693	$50,054	$25,308	$20,593

Consolidated VIEs
Maximum loss exposure (1)	$27,559	$38,345	$70	$77	$225	$206	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$696	$1,538	$—	$—	$105	$30	$—	$—	$—	$—
Loans and leases	26,518	36,187	122	130	714	768	—	—	—	—
Allowance for loan and lease losses	—	(2)	—	—	—	—	—	—	—	—
All other assets	345	623	—	6	51	15	—	—	—	—
Total assets	$27,559	$38,346	$122	$136	$870	$813	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$—	$1	$52	$56	$808	$770	$—	$—	$—	$—
All other liabilities	10	—	—	3	—	13	—	—	—	—
Total liabilities	$10	$1	$52	$59	$808	$783	$—	$—	$—	$—

(1)
Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 17 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $221 million and $635 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $221 million and $635 million, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at September 30, 2015 and December 31, 2014.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and nine months ended September 30, 2015 and 2014, and all of the home equity trusts that hold revolving home equity lines of credit have entered the rapid amortization phase.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at September 30, 2015 and December 31, 2014.

Home Equity Loan VIEs
	September 30, 2015			December 31, 2014
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure (1)	$239	$4,434	$4,673	$991	$5,224	$6,215
On-balance sheet assets
Trading account assets	$—	$43	$43	$—	$14	$14
Debt securities carried at fair value	—	59	59	—	39	39
Loans and leases	347	—	347	1,014	—	1,014
Allowance for loan and lease losses	(16)	—	(16)	(56)	—	(56)
All other assets	8	—	8	33	—	33
Total	$339	$102	$441	$991	$53	$1,044
On-balance sheet liabilities
Long-term debt	$202	$—	$202	$1,076	$—	$1,076
Total	$202	$—	$202	$1,076	$—	$1,076
Principal balance outstanding	$347	$6,168	$6,515	$1,014	$6,362	$7,376

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated VIEs, the maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees.

The maximum loss exposure in the table above includes the Corporation's obligation to provide subordinate funding to the consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At September 30, 2015 and December 31, 2014, home equity loan securitizations in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $4.4 billion and $6.3 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $11 million and $39 million at September 30, 2015 and December 31, 2014, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows.

During the three months ended September 30, 2015, the Corporation deconsolidated several home equity line of credit trusts with total assets of $488 million and total liabilities of $611 million as its obligation to provide subordinated funding is no longer considered to be a potentially significant variable interest in the trusts following a decline in the amount of credit available to be drawn upon by borrowers. In connection with the deconsolidation, the Corporation recorded a gain of $123 million in other income in the Consolidated Statement of Income.

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

The table below summarizes select information related to consolidated credit card securitization trust in which the Corporation held a variable interest at September 30, 2015 and December 31, 2014.

Credit Card VIEs
(Dollars in millions)	September 30 2015	December 31 2014
Consolidated VIEs
Maximum loss exposure	$37,383	$43,139
On-balance sheet assets
Loans and leases (1)	$48,183	$53,068
Allowance for loan and lease losses	(1,575)	(1,904)
All other assets (2)	498	392
Total assets	$47,106	$51,556
On-balance sheet liabilities
Long-term debt	$9,690	$8,401
All other liabilities	33	16
Total liabilities	$9,723	$8,417

(1)	At September 30, 2015 and December 31, 2014, loans and leases included $29.3 billion and $36.9 billion of seller's interest.

(2)	At September 30, 2015 and December 31, 2014, all other assets included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

During the three and nine months ended September 30, 2015, $0 and $2.3 billion of new senior debt securities were issued to third-party investors from the credit card securitization trust compared to $1.1 billion and $4.1 billion for the same periods in 2014.

The Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.6 billion and $7.4 billion at September 30, 2015 and December 31, 2014. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $0 and $371 million of these subordinate securities issued during the three and nine months ended September 30, 2015 compared to $177 million and $662 million for the same periods in 2014.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at September 30, 2015 and December 31, 2014.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Unconsolidated VIEs
Maximum loss exposure	$9,646	$8,569	$1,675	$2,100	$65	$77
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$888	$767	$2	$25	$—	$6
Debt securities carried at fair value	5,046	6,945	—	—	55	61
Held-to-maturity securities	3,559	740	—	—	—	—
Subordinate securities held (1, 2):
Trading account assets	83	37	—	—	—	—
Debt securities carried at fair value	70	73	—	—	—	—
Residual interests held (3)	—	7	—	—	—	—
All other assets	—	—	—	—	10	10
Total retained positions	$9,646	$8,569	$2	$25	$65	$77
Total assets of VIEs (4)	$35,042	$28,065	$2,881	$3,314	$370	$1,276

Consolidated VIEs
Maximum loss exposure	$450	$654	$1,888	$2,440	$—	$92
On-balance sheet assets
Trading account assets	$864	$1,295	$1,899	$2,452	$—	$—
Loans held-for-sale	—	—	—	—	—	555
All other assets	—	—	1	—	—	54
Total assets	$864	$1,295	$1,900	$2,452	$—	$609
On-balance sheet liabilities
Short-term borrowings	$—	$—	$567	$1,032	$—	$—
Long-term debt	414	641	12	12	—	516
All other liabilities	—	—	—	—	—	1
Total liabilities	$414	$641	$579	$1,044	$—	$517

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $9.1 billion and $22.1 billion of securities during the three and nine months ended September 30, 2015 compared to $4.7 billion and $10.8 billion for the same periods in 2014. Resecuritizations for the three and nine months ended September 30, 2014 included $549 million and $1.5 billion of AFS debt securities, and gains on sale of $9 million and $71 million were recorded. There were no resecuritizations of AFS debt securities during the three and nine months ended September 30, 2015. Other securities transferred into resecuritization vehicles during the three and nine months ended September 30, 2015 and 2014 were measured at fair value with changes in fair value recorded in trading account profits or other income prior to the resecuritization and no gain or loss on sale was recorded. Resecuritization proceeds included securities with an initial fair value of $3.5 billion and $5.2 billion during the three and nine months ended September 30, 2015, including $1.0 billion and $1.4 billion classified as HTM, and $1.6 billion and $4.2 billion for the same periods in 2014. All of these securities were classified as Level 2 within the fair value hierarchy.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.7 billion and $2.1 billion at September 30, 2015 and December 31, 2014. The weighted-average remaining life of bonds held in the trusts at September 30, 2015 was 7.1 years. There were no material write-downs or downgrades of assets or issuers during the three and nine months ended September 30, 2015 and 2014.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At September 30, 2015 and December 31, 2014, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $370 million and $1.9 billion, including trusts collateralized by automobile loans of $175 million and $400 million, student loans of $0 and $609 million, and other loans of $195 million and $876 million.

Other Variable Interest Entities

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2015 and December 31, 2014.

Other VIEs
	September 30, 2015			December 31, 2014
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$6,789	$11,747	$18,536	$7,981	$12,391	$20,372
On-balance sheet assets
Trading account assets	$1,950	$611	$2,561	$1,575	$355	$1,930
Debt securities carried at fair value	—	137	137	—	483	483
Loans and leases	3,237	2,833	6,070	4,020	2,693	6,713
Allowance for loan and lease losses	(4)	—	(4)	(6)	—	(6)
Loans held-for-sale	338	618	956	1,267	814	2,081
All other assets	1,521	6,359	7,880	1,646	6,658	8,304
Total	$7,042	$10,558	$17,600	$8,502	$11,003	$19,505
On-balance sheet liabilities
Long-term debt (1)	$1,744	$—	$1,744	$1,834	$—	$1,834
All other liabilities	60	2,696	2,756	105	2,643	2,748
Total	$1,804	$2,696	$4,500	$1,939	$2,643	$4,582
Total assets of VIEs	$7,042	$38,683	$45,725	$8,502	$41,467	$49,969

(1)
Includes $780 million and $717 million of long-term debt at September 30, 2015 and $780 million and $584 million of long-term debt at December 31, 2014 issued by consolidated investment vehicles and customer vehicles, respectively, which has recourse to the general credit of the Corporation.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $4.0 billion and $4.7 billion at September 30, 2015 and December 31, 2014, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $700 million and $658 million at September 30, 2015 and December 31, 2014, that are included in the table above.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated CDOs totaled $589 million and $780 million at September 30, 2015 and December 31, 2014. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.

At September 30, 2015, the Corporation had $980 million of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 10 – Commitments and Contingencies.

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At both September 30, 2015 and December 31, 2014, the Corporation's consolidated investment vehicles had total assets of $1.1 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $12.5 billion and $11.2 billion at September 30, 2015 and December 31, 2014. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $4.8 billion and $5.1 billion at September 30, 2015 and December 31, 2014 comprised primarily of on-balance sheet assets less non-recourse liabilities.

The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $250 million and $660 million, including a funded balance of $133 million and $431 million at September 30, 2015 and December 31, 2014, which were classified in other debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $3.0 billion and $3.3 billion at September 30, 2015 and December 31, 2014. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles with total assets of $6.0 billion and $6.2 billion at September 30, 2015 and December 31, 2014, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation's risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

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

Settlement Actions

The Corporation has vigorously contested any request for repurchase where it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, the Corporation has reached bulk settlements, including various settlements with the GSEs, and including settlement amounts which have been significant, with counterparties in lieu of a loan-by-loan review process. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, which may be addressed separately. The Corporation's liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation's results of operations or cash flows for any particular reporting period. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. The following provides a summary of the settlement with Bank of New York Mellon (BNY Mellon); the conditions of the settlement have now been fully satisfied. For a discussion of other large settlement actions entered into by the Corporation in recent years, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Settlement with the Bank of New York Mellon, as Trustee

On April 22, 2015, the New York County Supreme Court entered final judgment approving the BNY Mellon Settlement. In October 2015, BNY Mellon obtained certain state tax opinions and an IRS private letter ruling confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts. The final conditions of the settlement have thus been satisfied, requiring the Corporation to make the settlement payment of $8.5 billion (excluding legal fees) on or before February 9, 2016. The settlement payment and legal fees were previously fully reserved. BNY Mellon is required to determine the share of the settlement payment that will be allocated to each of the trusts covered by the settlement and then to distribute those amounts. For a description of the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and Note 7 – Representations and Warranties Obligations and Corporate Guarantees of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, MI or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, the Corporation determines that the applicable statute of limitations has expired, or representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved repurchase claims balance until resolution in one of the ways described above. Certain of the claims that have been received are duplicate claims which represent more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews.

The table below presents unresolved repurchase claims at September 30, 2015 and December 31, 2014. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note.

Unresolved Repurchase Claims by Counterparty and Product Type
(Dollars in millions)	September 30 2015	December 31 2014 (1)
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3)	$19,277	$24,489
Monolines (4)	1,631	1,546
GSEs	36	59
Total gross claims	20,944	26,094
Duplicate claims (5)	(2,623)	(3,248)
Total unresolved repurchase claims by counterparty, net of duplicate claims	$18,321	$22,846
By product type
Prime loans	$167	$587
Alt-A	1,229	2,397
Home equity	2,077	2,485
Pay option	4,988	6,294
Subprime	12,470	14,121
Other	13	210
Total	20,944	26,094
Duplicate claims (5)	(2,623)	(3,248)
Total unresolved repurchase claims by product type, net of duplicate claims	$18,321	$22,846

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

(2)
Includes $12.0 billion and $14.1 billion of claims based on individual file reviews and $7.3 billion and $10.4 billion of claims submitted without individual file reviews at September 30, 2015 and December 31, 2014.

(3)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(4)	At September 30, 2015, substantially all of the unresolved monoline claims are currently the subject of litigation with a single monoline insurer and predominately pertain to second-lien loans.

(5)
Represents more than one claim outstanding related to a particular loan, typically as the result of bulk claims submitted without individual file reviews. The September 30, 2015 and December 31, 2014 amounts include approximately $2.5 billion and $2.9 billion of duplicate claims related to private-label investors submitted without individual loan file reviews.

During the three and nine months ended September 30, 2015, the Corporation received $268 million and $3.9 billion in gross new repurchase claims, including $3.2 billion submitted during the nine-month period without individual loan file reviews. During the three and nine months ended September 30, 2015, $406 million and $7.9 billion in claims, net of duplicate claims, were resolved, including $297 million and $7.4 billion which are deemed resolved as a result of a New York Court of Appeals ruling in the ACE Securities Corp. v. DB Structured Products, Inc. (ACE) decision. For more information on the ACE decision, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty and Product Type table, the Corporation has received notifications from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions indicating that the Corporation may have indemnity obligations with respect to loans for which the Corporation has not received a repurchase request. These outstanding notifications totaled $1.4 billion and $2.0 billion at September 30, 2015 and December 31, 2014.

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

Government-sponsored Enterprises Experience

As a result of various bulk settlements with the GSEs, the Corporation has resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. After these settlements, the Corporation's exposure to representations and warranties liability for loans originated prior to 2009 and sold to the GSEs is limited to loans with an original principal balance of $18.3 billion and loans with certain characteristics excluded from the settlements that the Corporation does not believe will be material, such as certain specified violations of the GSEs' charters, fraud and title defects. As of September 30, 2015, of the $18.3 billion, approximately $16.0 billion in principal has been paid and $991 million in principal has defaulted or was severely delinquent. At September 30, 2015, the notional amount of unresolved repurchase claims submitted by the GSEs was $20 million related to these vintages.

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

At September 30, 2015 and December 31, 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims, net of duplicate claims, submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $16.6 billion and $21.2 billion. These repurchase claims at September 30, 2015 exclude claims in the amount of $7.4 billion, net of duplicate claims, where the statute of limitations has expired without litigation being commenced. At December 31, 2014, time-barred claims of $5.2 billion, net of duplicate claims, were included in unresolved repurchase claims. The notional amount of unresolved repurchase claims at both September 30, 2015 and December 31, 2014 includes $3.5 billion of claims, net of duplicate claims, related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities.

The decrease in the notional amount of outstanding unresolved repurchase claims, net of duplicate claims, in the nine months ended September 30, 2015 is primarily due to the impact of the ACE decision. Excluding time-barred claims that were treated as outstanding at December 31, 2014, the remaining outstanding unresolved repurchase claims are driven by: (1) continued submission of claims by private-label securitization trustees, (2) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution and (3) the lack of an established process to resolve disputes related to these claims. For example, claims submitted without individual file reviews generally lack the level of detail and analysis of individual loans that is necessary to evaluate a claim.

The Corporation reviews properly presented repurchase claims on a loan-by-loan basis. Claims that are time-barred are treated as resolved. If, after the Corporation's review of timely claims, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation's denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. When a claim has been denied and the Corporation does not hear from the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution in one of the manners described above. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. The Corporation has performed an initial review with respect to substantially all of these claims and, although the Corporation does not believe a valid basis for repurchase has been established by the claimant, it considers such claims activity in the computation of its liability for representations and warranties.

Parties seeking to pursue claims and/or lawsuits with respect to trusts where the statute of limitations for representations and warranties claims against the sponsor has expired may pursue other claims against the sponsor and/or assert claims against other contractual parties. For example, institutional investors have filed lawsuits against trustees based upon alleged contractual, statutory and tort theories of liability and alleging failure to pursue representations and warranties claims and servicer defaults. The potential impact on the Corporation, if any, of such legal theories or claims is unclear at this time.

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

The Corporation's liability and corresponding estimated range of possible loss at September 30, 2015 for obligations under representations and warranties given to the GSEs considers a number of factors. These include the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. In addition, the liability for representations and warranties and corporate guarantees and corresponding estimated range of possible loss consider such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors.

The Corporation's non-GSE representations and warranties liability and the corresponding estimated range of possible loss at September 30, 2015 considers, among other things, implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the trusts covered by the settlement and the remainder of the population of private-label securitizations where the statute of limitations for representations and warranties claims has not expired. Since the securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the non-GSE representations and warranties liability and the corresponding estimated range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also considers more recent experience, such as claim activity, notification of potential indemnification obligations, its experience with various counterparties, the ACE decision and other recent court decisions related to the statute of limitations and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

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

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Liability for representations and warranties and corporate guarantees, beginning of period	$11,556	$12,084	$12,081	$13,282
Additions for new sales	2	2	5	7
Net reductions	(174)	(305)	(581)	(1,774)
Provision (benefit)	75	167	(46)	433
Liability for representations and warranties and corporate guarantees, September 30	$11,459	$11,948	$11,459	$11,948

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of September 30, 2015. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. The benefit in the provision for representations and warranties for the nine-month period compared to a provision in the same period in 2014 was primarily driven by the impact of the ACE decision, as time-barred claims are now treated as resolved.

Estimated Range of Possible Loss

The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at September 30, 2015. The Corporation treats claims that are time-barred as resolved and does not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally non-GSE exposures. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

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

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation's assumptions in predictive models, including, without limitation, the actual repurchase rates on loans in trusts not settled as part of the BNY Mellon settlement which may be different than the implied repurchase experience, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations, potential indemnity obligations to third parties to whom the Corporation has sold loans subject to representations and warranties and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous than those given in GSE transactions, the Corporation does not have sufficient experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

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

Loan Repurchases and Indemnification Payments (excluding cash payments for settlements)
	Three Months Ended September 30
	2015			2014
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$14	$17	$5	$56	$65	$22
Indemnification payments	71	19	19	194	44	44
Total first-lien	85	36	24	250	109	66
Home equity, indemnification payments	7	6	6	3	3	3
Total first-lien and home equity	$92	$42	$30	$253	$112	$69

	Nine Months Ended September 30
	2015			2014
First-lien
Repurchases	$87	$97	$27	$160	$179	$54
Indemnification payments	430	70	69	437	152	152
Total first-lien	517	167	96	597	331	206
Home equity, indemnification payments	13	12	12	17	17	17
Total first-lien and home equity	$530	$179	$108	$614	$348	$223

The amounts in the table above exclude amounts paid in bulk settlements during 2015 and 2014.

NOTE 8 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at September 30, 2015 and December 31, 2014. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	September 30 2015	December 31 2014
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,698	9,698
Global Banking	23,923	23,923
Global Markets	5,197	5,197
All Other	820	836
Total goodwill	$69,761	$69,777

There was no goodwill in LAS at September 30, 2015 and December 31, 2014.

During the three months ended September 30, 2015, the Corporation completed its annual goodwill impairment test as of June 30, 2015 for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information regarding annual goodwill impairment testing, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Intangible Assets

The table below presents the gross carrying value and accumulated amortization for intangible assets at September 30, 2015 and December 31, 2014.

Intangible Assets (1, 2)
	September 30, 2015			December 31, 2014
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,475	$4,709	$766	$5,504	$4,527	$977
Core deposit intangibles	1,779	1,477	302	1,779	1,382	397
Customer relationships	4,025	2,907	1,118	4,025	2,648	1,377
Affinity relationships	1,560	1,339	221	1,565	1,283	282
Other intangibles	2,045	479	1,566	2,045	466	1,579
Total intangible assets	$14,884	$10,911	$3,973	$14,918	$10,306	$4,612

(1)	Excludes fully amortized intangible assets.

(2)	At September 30, 2015 and December 31, 2014, none of the intangible assets were impaired.

The table below presents intangible asset amortization expense for the three and nine months ended September 30, 2015 and 2014.

Amortization Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Purchased credit card and affinity relationships	$89	$105	$267	$312
Core deposit intangibles	31	36	94	108
Customer relationships	83	87	257	268
Other intangibles	4	6	14	20
Total amortization expense	$207	$234	$632	$708

The table below presents estimated future intangible asset amortization expense as of September 30, 2015.

Estimated Future Amortization Expense
(Dollars in millions)	Remainder of 2015	2016	2017	2018	2019	2020
Purchased credit card and affinity relationships	$88	$298	$239	$179	$121	$62
Core deposit intangibles	28	104	90	80	—	—
Customer relationships	83	325	310	302	—	—
Other intangibles	3	10	6	4	2	—
Total estimated future amortization expense	$202	$737	$645	$565	$123	$62

NOTE 9 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings

The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the election of the fair value option, see Note 15 – Fair Value Option.

	Three Months Ended September 30				Nine Months Ended September 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Average during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$210,127	$223,978	0.52%	0.42%	$212,781	$224,001	0.49%	0.48%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$219,613	$216,245	0.83%	0.90%	$218,112	$214,567	0.92%	1.01%
Short-term borrowings	37,710	38,866	1.44	1.02	33,119	45,219	1.47	1.01
Total	$257,323	$255,111	0.92	0.92	$251,231	$259,786	0.99	1.01

Maximum month-end balance during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$217,701	$231,077			$226,502	$240,122

Federal funds purchased and securities loaned or sold under agreements to repurchase	$235,232	$226,288			$235,232	$240,154
Short-term borrowings	40,110	40,403			40,110	51,409

	September 30, 2015				December 31, 2014
	Amount	Rate			Amount	Rate
Period-end
Federal funds sold and securities borrowed or purchased under agreements to resell	$206,681	0.47%			$191,823	0.47%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$199,238	0.81%			$201,277	0.98%
Short-term borrowings	34,518	1.46			31,172	1.47
Total	$233,756	0.90			$232,449	1.04

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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2015 and December 31, 2014. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

The "Other" amount in the table, which is included on the Consolidated Balance Sheet in accrued expenses and other liabilities, relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability, representing the obligation to return those securities.

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

Securities Financing Agreements
	September 30, 2015
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell (1)	$360,530	$(153,849)	$206,681	$(156,934)	$49,747

Securities loaned or sold under agreements to repurchase	$353,077	$(153,849)	$199,228	$(157,553)	$41,675
Other	12,754	—	12,754	(12,754)	—
Total	$365,831	$(153,849)	$211,982	$(170,307)	$41,675

	December 31, 2014
Securities borrowed or purchased under agreements to resell (1)	$316,567	$(124,744)	$191,823	$(145,573)	$46,250

Securities loaned or sold under agreements to repurchase	$326,007	$(124,744)	$201,263	$(164,306)	$36,957
Other	11,641	—	11,641	(11,641)	—
Total	$337,648	$(124,744)	$212,904	$(175,947)	$36,957

(1)	Excludes repurchase activity of $8.5 billion and $5.6 billion reported in loans and leases on the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014.

Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings

The tables below present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Also included in "Other" are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. At September 30, 2015, the Corporation had no outstanding repurchase-to-maturity transactions.

Remaining Contractual Maturity
	September 30, 2015
(Dollars in millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
Securities sold under agreements to repurchase	$146,482	$91,087	$39,574	$32,236	$309,379
Securities loaned	39,217	50	1,889	2,542	43,698
Other	12,754	—	—	—	12,754
Total	$198,453	$91,137	$41,463	$34,778	$365,831

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged (1)
	September 30, 2015
(Dollars in millions)	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
U.S. government and agency securities	$151,875	$—	$38	$151,913
Corporate securities, trading loans and other	11,580	610	232	12,422
Equity securities	30,071	13,617	12,472	56,160
Non-U.S. sovereign debt	103,597	29,471	12	133,080
Mortgage trading loans and ABS	12,256	—	—	12,256
Total	$309,379	$43,698	$12,754	$365,831

(1)	Amounts represent carrying value.

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $13.4 billion and $15.7 billion at September 30, 2015 and December 31, 2014. At September 30, 2015, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $680 million, including deferred revenue of $19 million and a reserve for unfunded lending commitments of $661 million. At December 31, 2014, the comparable amounts were $546 million, $18 million and $528 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $7.9 billion and $9.9 billion at September 30, 2015 and December 31, 2014 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value adjustments of $594 million and $405 million on these commitments, which are classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments
	September 30, 2015
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$78,452	$115,856	$149,567	$28,860	$372,735
Home equity lines of credit	6,949	19,388	6,331	18,417	51,085
Standby letters of credit and financial guarantees (1)	19,026	9,887	4,144	1,063	34,120
Letters of credit	1,871	163	41	91	2,166
Legally binding commitments	106,298	145,294	160,083	48,431	460,106
Credit card lines (2)	375,641	—	—	—	375,641
Total credit extension commitments	$481,939	$145,294	$160,083	$48,431	$835,747

	December 31, 2014
Notional amount of credit extension commitments
Loan commitments	$79,897	$97,583	$146,743	$18,942	$343,165
Home equity lines of credit	6,292	19,679	12,319	15,417	53,707
Standby letters of credit and financial guarantees (1)	19,259	9,106	4,519	1,807	34,691
Letters of credit	1,883	157	35	88	2,163
Legally binding commitments	107,331	126,525	163,616	36,254	433,726
Credit card lines (2)	363,989	—	—	—	363,989
Total credit extension commitments	$471,320	$126,525	$163,616	$36,254	$797,715

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.9 billion and $8.1 billion at September 30, 2015, and $26.1 billion and $8.2 billion at December 31, 2014. Amounts in table include consumer SBLCs of $143 million and $396 million at September 30, 2015 and December 31, 2014.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At September 30, 2015 and December 31, 2014, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $559 million and $1.8 billion, which upon settlement will be included in loans or LHFS.

At September 30, 2015 and December 31, 2014, the Corporation had commitments to purchase commodities, primarily liquefied natural gas of $2.6 billion and $241 million, which upon settlement will be included in trading account assets.

At September 30, 2015 and December 31, 2014, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $121.5 billion and $73.2 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $96.6 billion and $55.8 billion. These commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $640 million, $2.4 billion, $2.1 billion, $1.7 billion and $1.4 billion for the remainder of 2015 and the years through 2019, respectively, and $5.5 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2015 and December 31, 2014, the notional amount of these guarantees totaled $13.7 billion and $13.6 billion. At both September 30, 2015 and December 31, 2014, the Corporation's maximum exposure related to these guarantees totaled $3.1 billion with estimated maturity dates between 2031 and 2039. The net fair value including the fee receivable associated with these guarantees was $14 million and $25 million at September 30, 2015 and December 31, 2014, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and nine months ended September 30, 2015, the sponsored entities processed and settled $168.6 billion and $494.2 billion of transactions and recorded losses of $6 million and $16 million. For the three and nine months ended September 30, 2014, the sponsored entities processed and settled $162.7 billion and $476.4 billion of transactions and recorded losses of $3 million and $11 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At September 30, 2015 and December 31, 2014, the sponsored merchant processing servicers held as collateral $165 million and $130 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2015 and December 31, 2014, the maximum potential exposure for sponsored transactions totaled $274.6 billion and $269.3 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $396 million and $527 million with commercial banks and $980 million and $1.2 billion with VIEs at September 30, 2015 and December 31, 2014. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.1 billion and $6.2 billion at September 30, 2015 and December 31, 2014. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups the U.K. Financial Services Authority, which has subsequently been replaced by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In October 2015, the FCA issued a statement that it will issue guidance early next year on the treatment of certain PPI claims. In connection with this matter, the Corporation added to its reserve for PPI claims. The reserve was $434 million and $378 million at September 30, 2015 and December 31, 2014. The Corporation recorded expense of $303 million and $319 million for the three and nine months ended September 30, 2015 compared to $298 million and $482 million for the same periods in 2014. It is possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K and in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2015 and March 31, 2015 (the prior commitments and contingencies disclosure).

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $231 million and $776 million was recognized for the three and nine months ended September 30, 2015 compared to $6.0 billion and $16.0 billion for the same periods in 2014.

For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its material litigation, regulatory and governmental matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $2.4 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation's maximum loss exposure.

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

Bond Insurance Litigation

Ambac Countrywide Litigation

On October 22, 2015, the New York Supreme Court, New York County, issued rulings in the action Ambac brought on September 29, 2010. The Court granted in part and denied in part Countrywide's motion for summary judgment and Ambac's motion for partial summary judgment against Countrywide. Among other things, the court granted summary judgment dismissing Ambac's claim for rescissory damages and denied summary judgment regarding Ambac's claims for fraud and breach of the insurance agreements. The Court also denied the Corporation's motion for summary judgment and granted in part Ambac's motion for partial summary judgment on Ambac's successor-liability claims with respect to a single element of its de facto merger claim. The Court denied summary judgment on the other elements of Ambac's de facto merger claim and the other successor-liability claims. Ambac filed its notice of appeal on October 27, 2015. The Corporation and Countrywide intend to appeal certain portions of the summary judgment rulings.

Ambac First Franklin Litigation

On September 17, 2015, the court denied Ambac's motion to dismiss defendants' affirmative defense of in pari delicto and granted Ambac's motion to dismiss defendants' affirmative defense of unclean hands.

Montgomery

On July 31, 2015, the U.S. Court of Appeals denied plaintiffs' petition for rehearing en banc. On October 29, 2015, plaintiffs filed a petition for a writ of certiorari before the U.S. Supreme Court.

Mortgage Repurchase Litigation

U.S. Bank Litigation

On September 16, 2015, defendants (i) withdrew the appeal that had been noticed, but not briefed, regarding the court's November 13, 2014 order that had granted U.S. Bank's motion for leave to amend, and (ii) moved, on the ground of failure to perfect, for dismissal of U.S. Bank's appeal from the court's February 13, 2014 order that had dismissed a claim seeking repurchase of all mortgage loans and sought clarification of a prior dismissal order. On September 30, 2015, U.S. Bank advised the court that it did not oppose dismissal of its appeal from the February 13, 2014 order.

Pennsylvania Public School Employees' Retirement System

The parties in Pennsylvania Public School Employees' Retirement System v. Bank of America, et al. agreed to settle the claims for $335 million, an amount that was fully accrued as of June 30, 2015. The agreement is subject to final documentation and court approval.

NOTE 11 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock in 2015 and through October 30, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 22, 2015	December 4, 2015	December 24, 2015	$0.05
July 23, 2015	September 4, 2015	September 25, 2015	0.05
April 16, 2015	June 5, 2015	June 26, 2015	0.05
February 10, 2015	March 6, 2015	March 27, 2015	0.05

On March 11, 2015, the Corporation announced that the Federal Reserve completed its 2015 Comprehensive Capital Analysis and Review (CCAR) and advised that it did not object to the 2015 capital plan but gave a conditional non-objection under which the Corporation was required to resubmit its CCAR capital plan by September 30, 2015 and address certain weaknesses the Federal Reserve identified in the Corporation's capital planning process. The requested capital actions included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. During the three and nine months ended September 30, 2015, the Corporation repurchased and retired 44.6 million and 93.2 million shares of common stock in connection with the 2015 capital plan, which reduced shareholders' equity by $800 million and $1.6 billion. The Corporation has taken actions which it believes address the identified weaknesses, and resubmitted the CCAR capital plan on September 30, 2015. The Federal Reserve has 75 days to review the Corporation's resubmitted CCAR capital plan and its capital planning revisions. Following that review, the Federal Reserve may determine that the capital plan is not adequate or the identified weaknesses are not being satisfactorily addressed, and may restrict the Corporation’s future capital actions.

During the nine months ended September 30, 2015, in connection with employee stock plans, the Corporation issued approximately 7 million shares and repurchased approximately 3 million shares of its common stock to satisfy tax withholding obligations. At September 30, 2015, the Corporation had reserved 1.6 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

The Corporation has certain warrants outstanding and exercisable to purchase 150.4 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 28, 2018. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. As a result of the Corporation's third-quarter 2015 dividend of $0.05 per common share, the exercise price of these warrants was adjusted to $13.137. The warrants expiring on October 28, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.

Preferred Stock

During the three months ended September 30, 2015, June 30, 2015 and March 31, 2015, the Corporation declared $441 million, $330 million and $382 million of cash dividends on preferred stock, or a total of $1.2 billion for the nine months ended September 30, 2015.

Restricted Stock Units

During the nine months ended September 30, 2015, the Corporation granted 131 million restricted stock unit (RSU) awards to certain employees under the Bank of America Corporation 2003 Key Associate Stock Plan (KASP). On May 6, 2015, Bank of America shareholders approved the amendment and restatement of KASP, and renamed it the Bank of America Corporation Key Employee Equity Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. Except for two million RSUs that are authorized to settle in shares of common stock of the Corporation, the RSUs will be paid in cash to the employees on the vesting date based on the fair value of the Corporation's common stock as of the vesting date. The RSUs are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based upon the fair value of the Corporation's common stock on the accrual date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. The accrued liability for the RSUs is adjusted to fair value based on changes in the fair value of the Corporation's common stock. The Corporation enters into cash-settled equity derivatives for a significant portion of the RSUs to minimize the change in expense driven by fluctuations in the fair value of the RSUs over the applicable vesting period. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2015 and 2014.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2013	$(3,257)	$(4)	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	2,601	(1)	411	64	(133)	2,942
Balance, September 30, 2014	$(656)	$(5)	$(1,866)	$(2,343)	$(645)	$(5,515)

Balance, December 31, 2014	$1,343	$17	$(1,661)	$(3,350)	$(669)	$(4,320)
Net change	219	(2)	416	77	(84)	626
Balance, September 30, 2015	$1,562	$15	$(1,245)	$(3,273)	$(753)	$(3,694)

(1)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the nine months ended September 30, 2015 and 2014.

Changes in OCI Components Before- and After-tax
	Nine Months Ended September 30
	2015			2014
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net increase in fair value	$1,103	$(423)	$680	$5,322	$(1,990)	$3,332
Net realized gains reclassified into earnings	(744)	283	(461)	(1,179)	448	(731)
Net change	359	(140)	219	4,143	(1,542)	2,601
Available-for-sale marketable equity securities:
Net decrease in fair value	(3)	1	(2)	(1)	—	(1)
Net change	(3)	1	(2)	(1)	—	(1)
Derivatives:
Net increase (decrease) in fair value	(42)	14	(28)	106	(20)	86
Net realized losses reclassified into earnings	711	(267)	444	521	(196)	325
Net change	669	(253)	416	627	(216)	411
Employee benefit plans:
Net decrease in fair value	(2)	1	(1)	—	—	—
Net realized losses reclassified into earnings	128	(49)	79	37	(14)	23
Settlements, curtailments and other	—	(1)	(1)	—	41	41
Net change	126	(49)	77	37	27	64
Foreign currency:
Net decrease in fair value	482	(566)	(84)	258	(390)	(132)
Net realized gains reclassified into earnings	(29)	29	—	(2)	1	(1)
Net change	453	(537)	(84)	256	(389)	(133)
Total other comprehensive income	$1,604	$(978)	$626	$5,062	$(2,120)	$2,942

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the nine months ended September 30, 2015 and 2014. There were no amounts reclassified out of AFS marketable equity securities for the nine months ended September 30, 2015 and 2014.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Nine Months Ended September 30
Accumulated OCI Components	Income Statement Line Item Impacted	2015	2014
Available-for-sale debt securities:
	Gains on sales of debt securities	$821	$1,191
	Other loss	(77)	(12)
	Income before income taxes	744	1,179
	Income tax expense	283	448
	Reclassification to net income	461	731
Derivatives:
Interest rate contracts	Net interest income	(768)	(831)
Equity compensation contracts	Personnel	57	310
	Loss before income taxes	(711)	(521)
	Income tax benefit	(267)	(196)
	Reclassification to net income	(444)	(325)
Employee benefit plans:
Net actuarial losses and prior service costs	Personnel	(128)	(37)
	Loss before income taxes	(128)	(37)
	Income tax benefit	(49)	(14)
	Reclassification to net income	(79)	(23)
Foreign currency:
Insignificant items	Other income	29	2
	Income before income taxes	29	2
	Income tax expense	29	1
	Reclassification to net income	—	1
Total reclassification adjustments		$(62)	$384

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for both the three and nine months ended September 30, 2015 and 2014 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2015	2014	2015	2014
Earnings (loss) per common share
Net income (loss)	$4,508	$(232)	$13,185	$1,783
Preferred stock dividends	(441)	(238)	(1,153)	(732)
Net income (loss) applicable to common shareholders	$4,067	$(470)	$12,032	$1,051
Average common shares issued and outstanding	10,444,291	10,515,790	10,483,466	10,531,688
Earnings (loss) per common share	$0.39	$(0.04)	$1.15	$0.10

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$4,067	$(470)	$12,032	$1,051
Add preferred stock dividends due to assumed conversions	75	—	225	—
Net income (loss) allocated to common shareholders	$4,142	$(470)	$12,257	$1,051
Average common shares issued and outstanding	10,444,291	10,515,790	10,483,466	10,531,688
Dilutive potential common shares (1)	752,912	—	750,659	56,153
Total diluted average common shares issued and outstanding	11,197,203	10,515,790	11,234,125	10,587,841
Diluted earnings (loss) per common share	$0.37	$(0.04)	$1.09	$0.10

(1)
Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants. There were no potential common shares that are dilutive for the three months ended September 30, 2014 because of the net loss applicable to common shareholders.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three and nine months ended September 30, 2015, the 700 million average dilutive potential common shares were included in the diluted share count under the "if-converted" method. For the three and nine months ended September 30, 2014, the 700 million average dilutive potential common shares were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method.

For both the three and nine months ended September 30, 2015 and 2014, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three and nine months ended September 30, 2015, average options to purchase 64 million and 67 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 88 million and 92 million for the same periods in 2014. For the three and nine months ended September 30, 2015, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method and average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation using the treasury stock method. For the three and nine months ended September 30, 2014, average warrants to purchase 272 million and 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the nine months ended September 30, 2014, average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation using the treasury stock method.

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

During the nine months ended September 30, 2015, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at September 30, 2015 and December 31, 2014, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$62,806	$—	$—	$62,806
Trading account assets:
U.S. government and agency securities (2)	36,542	17,447	—	—	53,989
Corporate securities, trading loans and other	490	25,809	2,899	—	29,198
Equity securities	31,354	20,323	410	—	52,087
Non-U.S. sovereign debt	21,580	12,808	384	—	34,772
Mortgage trading loans and ABS	—	7,967	2,005	—	9,972
Total trading account assets	89,966	84,354	5,698	—	180,018
Derivative assets (3)	7,403	762,127	6,014	(720,318)	55,226
AFS debt securities:
U.S. Treasury and agency securities	38,075	2,056	—	—	40,131
Mortgage-backed securities:
Agency	—	208,319	—	—	208,319
Agency-collateralized mortgage obligations	—	12,075	—	—	12,075
Non-agency residential	—	3,393	189	—	3,582
Commercial	—	5,530	—	—	5,530
Non-U.S. securities	2,996	3,376	3	—	6,375
Corporate/Agency bonds	—	234	—	—	234
Other taxable securities	20	9,149	581	—	9,750
Tax-exempt securities	—	11,121	569	—	11,690
Total AFS debt securities	41,091	255,253	1,342	—	297,686
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency	—	7,944	—	—	7,944
Agency-collateralized mortgage obligations	—	7	—	—	7
Non-agency residential	—	3,604	31	—	3,635
Non-U.S. securities	14,393	1,136	—	—	15,529
Other taxable securities	—	277	—	—	277
Total other debt securities carried at fair value	14,393	12,968	31	—	27,392
Loans and leases	—	5,194	1,984	—	7,178
Mortgage servicing rights	—	—	3,043	—	3,043
Loans held-for-sale	—	4,129	559	—	4,688
Other assets (4)	11,183	1,461	674	—	13,318
Total assets	$164,036	$1,188,292	$19,345	$(720,318)	$651,355
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,163	$—	$—	$1,163
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	38,718	196	—	38,914
Trading account liabilities:
U.S. government and agency securities	15,397	153	—	—	15,550
Equity securities	30,112	2,564	—	—	32,676
Non-U.S. sovereign debt	16,762	1,541	—	—	18,303
Corporate securities and other	158	7,527	38	—	7,723
Total trading account liabilities	62,429	11,785	38	—	74,252
Derivative liabilities (3)	7,503	752,188	5,617	(719,446)	45,862
Short-term borrowings	—	1,851	18	—	1,869
Accrued expenses and other liabilities	11,440	1,907	9	—	13,356
Long-term debt	—	27,275	1,910	—	29,185
Total liabilities	$81,372	$834,887	$7,788	$(719,446)	$204,601

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.0 billion of government-sponsored enterprise obligations.

(3)
During the nine months ended September 30, 2015, $6.2 billion of derivative assets and $6.3 billion of derivative liabilities were transferred from Level 1 to Level 2 based on inputs used to measure fair value. Additionally, $5.9 billion of derivative assets and $5.8 billion of derivative liabilities were transferred from Level 2 to Level 1 due to additional information related to certain options. For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)	During the nine months ended September 30, 2015, approximately $327 million of assets were transferred from Level 2 to Level 1 due to a restriction that was lifted for an equity investment.

	December 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$62,182	$—	$—	$62,182
Trading account assets:
U.S. government and agency securities (2)	33,470	17,549	—	—	51,019
Corporate securities, trading loans and other	243	31,699	3,270	—	35,212
Equity securities	33,518	22,488	352	—	56,358
Non-U.S. sovereign debt	20,348	15,332	574	—	36,254
Mortgage trading loans and ABS	—	10,879	2,063	—	12,942
Total trading account assets	87,579	97,947	6,259	—	191,785
Derivative assets (3)	4,957	972,977	6,851	(932,103)	52,682
AFS debt securities:
U.S. Treasury and agency securities	67,413	2,182	—	—	69,595
Mortgage-backed securities:
Agency	—	165,039	—	—	165,039
Agency-collateralized mortgage obligations	—	14,248	—	—	14,248
Non-agency residential	—	4,175	279	—	4,454
Commercial	—	4,000	—	—	4,000
Non-U.S. securities	3,191	3,029	10	—	6,230
Corporate/Agency bonds	—	368	—	—	368
Other taxable securities	20	9,104	1,667	—	10,791
Tax-exempt securities	—	8,950	599	—	9,549
Total AFS debt securities	70,624	211,095	2,555	—	284,274
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,541	—	—	—	1,541
Mortgage-backed securities:
Agency	—	15,704	—	—	15,704
Non-agency residential	—	3,745	—	—	3,745
Non-U.S. securities	13,270	1,862	—	—	15,132
Other taxable securities	—	299	—	—	299
Total other debt securities carried at fair value	14,811	21,610	—	—	36,421
Loans and leases	—	6,698	1,983	—	8,681
Mortgage servicing rights	—	—	3,530	—	3,530
Loans held-for-sale	—	6,628	173	—	6,801
Other assets (4)	11,581	1,381	911	—	13,873
Total assets	$189,552	$1,380,518	$22,262	$(932,103)	$660,229
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,469	$—	$—	$1,469
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,357	—	—	35,357
Trading account liabilities:
U.S. government and agency securities	18,514	446	—	—	18,960
Equity securities	24,679	3,670	—	—	28,349
Non-U.S. sovereign debt	16,089	3,625	—	—	19,714
Corporate securities and other	189	6,944	36	—	7,169
Total trading account liabilities	59,471	14,685	36	—	74,192
Derivative liabilities (3)	4,493	969,502	7,771	(934,857)	46,909
Short-term borrowings	—	2,697	—	—	2,697
Accrued expenses and other liabilities	10,795	1,250	10	—	12,055
Long-term debt	—	34,042	2,362	—	36,404
Total liabilities	$74,759	$1,059,002	$10,179	$(934,857)	$209,083

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.2 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2015 and 2014, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2015
				Gross
(Dollars in millions)	Balance July 1 2015	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2015
Trading account assets:
Corporate securities, trading loans and other	$3,326	$(6)	$(11)	$553	$(681)	$—	$(295)	$238	$(225)	$2,899
Equity securities	386	(1)	—	32	—	—	(6)	2	(3)	410
Non-U.S. sovereign debt	468	12	(102)	7	(1)	—	—	—	—	384
Mortgage trading loans and ABS	2,159	(7)	—	293	(264)	—	(157)	2	(21)	2,005
Total trading account assets	6,339	(2)	(113)	885	(946)	—	(458)	242	(249)	5,698
Net derivative assets (3)	(351)	1,042	(5)	80	(290)	—	(115)	(20)	56	397
AFS debt securities:
Non-agency residential MBS	234	—	(2)	41	—	—	(47)	—	(37)	189
Non-U.S. securities	9	—	—	—	—	—	(6)	—	—	3
Other taxable securities	677	—	(2)	—	—	—	(88)	—	(6)	581
Tax-exempt securities	584	—	—	—	—	—	(15)	—	—	569
Total AFS debt securities	1,504	—	(4)	41	—	—	(156)	—	(43)	1,342
Other debt securities carried at fair value – Non-agency residential MBS	34	(3)	—	—	—	—	—	—	—	31
Loans and leases (4, 5)	1,970	17	—	—	(1)	57	(59)	7	(7)	1,984
Mortgage servicing rights (5)	3,521	(363)	—	—	(87)	185	(213)	—	—	3,043
Loans held-for-sale (4)	660	—	—	2	(79)	3	(6)	7	(28)	559
Other assets (6)	756	(42)	—	3	(11)	—	(17)	—	(15)	674
Federal funds purchased and securities loaned or sold under agreements to repurchase (4)	(368)	—	—	—	—	(5)	208	(32)	1	(196)
Trading account liabilities – Corporate securities and other	(57)	—	—	—	19	—	—	—	—	(38)
Short-term borrowings (4)	—	4	—	—	—	(3)	—	(19)	—	(18)
Accrued expenses and other liabilities	(9)	—	—	—	—	—	—	—	—	(9)
Long-term debt (4)	(2,716)	252	—	139	—	(40)	59	(264)	660	(1,910)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Includes unrealized gains (losses) on AFS debt securities and foreign currency translation adjustments.

(3)	Net derivatives include derivative assets of $6.0 billion and derivative liabilities of $5.6 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(6)	Other assets is primarily comprised of certain long-term fixed-rate margin loans that are accounted for under the fair value option and certain private equity investments.

During the three months ended September 30, 2015, the transfers into Level 3 included $242 million of trading account assets and $264 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate debt securities. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended September 30, 2015, the transfers out of Level 3 included $249 million of trading account assets and $660 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability for certain corporate debt securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2014
				Gross
(Dollars in millions)	Balance July 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2014
Trading account assets:
U.S. government and agency securities	$—	$—	$—	$87	$—	$—	$—	$—	$—	$87
Corporate securities, trading loans and other	2,772	50	—	451	(252)	—	(191)	532	(323)	3,039
Equity securities	356	2	—	49	(31)	—	(15)	56	(60)	357
Non-U.S. sovereign debt	640	(28)	—	21	(28)	—	(11)	—	—	594
Mortgage trading loans and ABS	4,311	21	—	384	(270)	—	(63)	25	(2,518)	1,890
Total trading account assets	8,079	45	—	992	(581)	—	(280)	613	(2,901)	5,967
Net derivative assets (2)	(1,035)	261	—	339	(372)	—	115	(138)	78	(752)
AFS debt securities:
Non-agency residential MBS	—	(1)	—	11	—	—	—	—	—	10
Non-U.S securities	—	—	(11)	228	—	—	(27)	—	—	190
Corporate/Agency bonds	—	—	—	—	—	—	—	93	—	93
Other taxable securities	3,266	1	—	—	—	—	(257)	—	(954)	2,056
Tax-exempt securities	735	5	(3)	—	(16)	—	(142)	35	—	614
Total AFS debt securities	4,001	5	(14)	239	(16)	—	(426)	128	(954)	2,963
Loans and leases (3, 4)	3,018	12	—	—	—	10	(757)	7	(248)	2,042
Mortgage servicing rights (4)	4,368	(95)	—	—	(1)	203	(232)	—	—	4,243
Loans held-for-sale (3)	110	(14)	—	29	(11)	—	(1)	67	(7)	173
Other assets (5)	972	15	—	—	(39)	—	(7)	3	(13)	931
Trading account liabilities – Corporate securities and other	(27)	—	—	1	—	—	—	—	—	(26)
Accrued expenses and other liabilities	(8)	—	—	—	—	—	—	—	—	(8)
Long-term debt (3)	(2,416)	123	—	50	—	(445)	168	(379)	550	(2,349)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.7 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of certain long-term fixed-rate margin loans that are accounted for under the fair value option and certain private equity investments.

During the three months ended September 30, 2014, the transfers into Level 3 included $613 million of trading account assets, $138 million of net derivative assets, $128 million of AFS debt securities and $379 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities. Transfers into Level 3 for net derivative assets were primarily due to decreased price observability related to equity derivatives. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability related to municipal auction rate securities. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended September 30, 2014, the transfers out of Level 3 included $2.9 billion of trading account assets, $954 million of AFS debt securities, $248 million of loans and leases and $550 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability on certain CLOs. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability on certain CLOs. Transfers out of Level 3 for loans and leases were primarily due to increased price observability. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Nine Months Ended September 30, 2015
				Gross
(Dollars in millions)	Balance January 1 2015	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2015
Trading account assets:
Corporate securities, trading loans and other	$3,270	$28	$(11)	$1,030	$(1,119)	$—	$(944)	$1,221	$(576)	$2,899
Equity securities	352	13	—	48	(3)	—	(11)	33	(22)	410
Non-U.S. sovereign debt	574	94	(180)	34	(1)	—	(110)	—	(27)	384
Mortgage trading loans and ABS	2,063	154	—	1,102	(891)	—	(401)	12	(34)	2,005
Total trading account assets	6,259	289	(191)	2,214	(2,014)	—	(1,466)	1,266	(659)	5,698
Net derivative assets (3)	(920)	1,608	(5)	193	(683)	—	106	(80)	178	397
AFS debt securities:
Non-agency residential MBS	279	(12)	5	103	—	—	(281)	132	(37)	189
Non-U.S. securities	10	—	—	—	—	—	(7)	—	—	3
Other taxable securities	1,667	—	(2)	6	—	—	(151)	—	(939)	581
Tax-exempt securities	599	—	(1)	—	—	—	(29)	—	—	569
Total AFS debt securities	2,555	(12)	2	109	—	—	(468)	132	(976)	1,342
Other debt securities carried at fair value – Non-agency residential MBS	—	(2)	—	33	—	—	—	—	—	31
Loans and leases (4, 5)	1,983	22	—	—	(3)	57	(179)	125	(21)	1,984
Mortgage servicing rights (5)	3,530	10	—	—	(399)	568	(666)	—	—	3,043
Loans held-for-sale (4)	173	(48)	—	493	(174)	36	(12)	184	(93)	559
Other assets (6)	911	(46)	—	12	(129)	—	(32)	8	(50)	674
Federal funds purchased and securities loaned or sold under agreements to repurchase (4)	—	(14)	—	—	—	(33)	208	(358)	1	(196)
Trading account liabilities – Corporate securities and other	(36)	3	—	33	(38)	—	—	—	—	(38)
Short-term borrowings (4)	—	9	—	—	—	(24)	1	(23)	19	(18)
Accrued expenses and other liabilities	(10)	1	—	—	—	—	—	—	—	(9)
Long-term debt (4)	(2,362)	322	—	316	—	(179)	219	(1,380)	1,154	(1,910)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Includes unrealized gains (losses) on AFS debt securities and foreign currency translation adjustments.

(3)	Net derivatives include derivative assets of $6.0 billion and derivative liabilities of $5.6 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(6)	Other assets is primarily comprised of certain long-term fixed-rate margin loans that are accounted for under the fair value option and certain private equity investments.

During the nine months ended September 30, 2015, the transfers into Level 3 included $1.3 billion of trading account assets, $132 million of AFS debt securities, $125 million of loans and leases, $184 million of LHFS, $358 million of federal funds purchased and securities loaned or sold under agreements to repurchase and $1.4 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate debt securities. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability on certain CLOs. Transfers into Level 3 for loans and leases were primarily due to decreased price observability. Transfers into Level 3 for LHFS were primarily due to decreased price observability due to a decline in trading activity. Transfers into Level 3 for federal funds purchased and securities loaned or sold under agreements to repurchase were due to decreased price availability for certain structured secured financing agreements. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the nine months ended September 30, 2015, the transfers out of Level 3 included $659 million of trading account assets, $178 million of net derivative assets, $976 million of AFS debt securities and $1.2 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability for certain corporate debt securities. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability related to certain equity derivatives. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability for certain corporate debt securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Nine Months Ended September 30, 2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2014
Trading account assets:
U.S. government and agency securities	$—	$—	$—	$87	$—	$—	$—	$—	$—	$87
Corporate securities, trading loans and other	3,559	213	—	1,129	(693)	—	(700)	929	(1,398)	3,039
Equity securities	386	14	—	95	(64)	—	(15)	72	(131)	357
Non-U.S. sovereign debt	468	59	—	120	(34)	—	(17)	—	(2)	594
Mortgage trading loans and ABS	4,631	222	—	1,203	(1,084)	—	(524)	25	(2,583)	1,890
Total trading account assets	9,044	508	—	2,634	(1,875)	—	(1,256)	1,026	(4,114)	5,967
Net derivative assets (2)	(224)	98	—	653	(1,429)	—	(131)	(97)	378	(752)
AFS debt securities:
Non-agency residential MBS	—	(1)	—	11	—	—	—	—	—	10
Non-U.S. securities	107	—	(11)	228	—	—	(134)	—	—	190
Corporate/Agency bonds	—	—	—	—	—	—	—	93	—	93
Other taxable securities	3,847	9	(5)	133	—	—	(974)	—	(954)	2,056
Tax-exempt securities	806	8	1	—	(16)	—	(221)	36	—	614
Total AFS debt securities	4,760	16	(15)	372	(16)	—	(1,329)	129	(954)	2,963
Loans and leases (3, 4)	3,057	71	—	—	(3)	699	(1,538)	20	(264)	2,042
Mortgage servicing rights (4)	5,042	(634)	—	—	(47)	581	(699)	—	—	4,243
Loans held-for-sale (3)	929	57	—	53	(725)	—	(213)	81	(9)	173
Other assets (5)	1,669	(71)	—	—	(420)	—	(237)	3	(13)	931
Trading account liabilities – Corporate securities and other	(35)	1	—	13	(7)	—	—	—	2	(26)
Accrued expenses and other liabilities	(10)	1	—	—	—	—	—	—	1	(8)
Long-term debt (3)	(1,990)	4	—	153	—	(496)	404	(1,199)	775	(2,349)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.7 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of certain long-term fixed-rate margin loans that are accounted for under the fair value option and certain private equity investments.

During the nine months ended September 30, 2014, the transfers into Level 3 included $1.0 billion of trading account assets, $129 million of AFS debt securities and $1.2 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased availability of third-party prices for certain corporate loans and securities. Transfers into Level 3 for AFS debt securities were primarily due to decreased price observability related to municipal auction rate securities. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the nine months ended September 30, 2014, the transfers out of Level 3 included $4.1 billion of trading account assets, $378 million of net derivative assets, $954 million of AFS debt securities, $264 million of loans and leases and $775 million of long-term debt. Transfers out of Level 3 for trading account assets were primarily the result of increased market liquidity and price observability on certain CLOs. Transfers out of Level 3 for net derivative assets were primarily due to increased price observability for certain equity derivatives. Transfers out of Level 3 for AFS debt securities were primarily due to increased price observability on certain CLOs. Transfers out of Level 3 for loans and leases were primarily due to increased price observability. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and nine months ended September 30, 2015 and 2014. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$(6)	$—	$—	$(6)
Equity securities	(1)	—	—	(1)
Non-U.S. sovereign debt	12	—	—	12
Mortgage trading loans and ABS	(7)	—	—	(7)
Total trading account assets	(2)	—	—	(2)
Net derivative assets	837	184	21	1,042
Other debt securities carried at fair value – Non-agency residential MBS	—	—	(3)	(3)
Loans and leases (2)	1	—	16	17
Mortgage servicing rights	13	(376)	—	(363)
Loans held-for-sale (2)	(4)	—	4	—
Other assets	—	(32)	(10)	(42)
Short-term borrowings (2)	4	—	—	4
Long-term debt (2)	251	—	1	252
Total	$1,100	$(224)	$29	$905

	Three Months Ended September 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$50	$—	$—	$50
Equity securities	2	—	—	2
Non-U.S. sovereign debt	(28)	—	—	(28)
Mortgage trading loans and ABS	21	—	—	21
Total trading account assets	45	—	—	45
Net derivative assets	72	169	20	261
AFS debt securities:
Non-agency residential MBS	—	—	(1)	(1)
Other taxable securities	—	—	1	1
Tax-exempt securities	—	—	5	5
Total AFS debt securities	—	—	5	5
Loans and leases (2)	—	—	12	12
Mortgage servicing rights	(9)	(86)	—	(95)
Loans held-for-sale (2)	(2)	—	(12)	(14)
Other assets	—	16	(1)	15
Long-term debt (2)	96	—	27	123
Total	$202	$99	$51	$352

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$28	$—	$—	$28
Equity securities	13	—	—	13
Non-U.S. sovereign debt	94	—	—	94
Mortgage trading loans and ABS	154	—	—	154
Total trading account assets	289	—	—	289
Net derivative assets	902	662	44	1,608
AFS debt securities – Non-agency residential MBS	—	—	(12)	(12)
Other debt securities carried at fair value – Non-agency residential MBS	—	—	(2)	(2)
Loans and leases (2)	(5)	—	27	22
Mortgage servicing rights	2	8	—	10
Loans held-for-sale (2)	(58)	—	10	(48)
Other assets	—	(56)	10	(46)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(14)	—	—	(14)
Trading account liabilities – Corporate securities and other	3	—	—	3
Short-term borrowings (2)	9	—	—	9
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	350	—	(28)	322
Total	$1,478	$614	$50	$2,142

	Nine Months Ended September 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$213	$—	$—	$213
Equity securities	14	—	—	14
Non-U.S. sovereign debt	59	—	—	59
Mortgage trading loans and ABS	222	—	—	222
Total trading account assets	508	—	—	508
Net derivative assets	(523)	567	54	98
AFS debt securities:
Non-agency residential MBS	—	—	(1)	(1)
Other taxable securities	—	—	9	9
Tax-exempt securities	—	—	8	8
Total AFS debt securities	—	—	16	16
Loans and leases (2)	—	—	71	71
Mortgage servicing rights	3	(637)	—	(634)
Loans held-for-sale (2)	(2)	—	59	57
Other assets	—	(49)	(22)	(71)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	32	—	(28)	4
Total	$19	$(119)	$151	$51

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and nine months ended September 30, 2015 and 2014 for Level 3 assets and liabilities that were still held at September 30, 2015 and 2014. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$(34)	$—	$—	$(34)
Equity securities	(1)	—	—	(1)
Non-U.S. sovereign debt	12	—	—	12
Mortgage trading loans and ABS	(34)	—	—	(34)
Total trading account assets	(57)	—	—	(57)
Net derivative assets	735	58	21	814
Loans and leases (2)	1	—	26	27
Mortgage servicing rights	13	(413)	—	(400)
Other assets	—	(26)	(12)	(38)
Trading account liabilities – Corporate securities and other	1	—	—	1
Short-term borrowings (2)	4	—	—	4
Long-term debt (2)	250	—	—	250
Total	$947	$(381)	$35	$601

	Three Months Ended September 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$14	$—	$—	$14
Equity securities	12	—	—	12
Non-U.S. sovereign debt	(28)	—	—	(28)
Mortgage trading loans and ABS	(14)	—	—	(14)
Total trading account assets	(16)	—	—	(16)
Net derivative assets	36	59	20	115
Loans and leases (2)	—	—	10	10
Mortgage servicing rights	(9)	(195)	—	(204)
Loans held-for-sale (2)	(2)	—	1	(1)
Other assets	—	22	1	23
Long-term debt (2)	96	—	27	123
Total	$105	$(114)	$59	$50

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$(102)	$—	$—	$(102)
Equity securities	7	—	—	7
Non-U.S. sovereign debt	81	—	—	81
Mortgage trading loans and ABS	(28)	—	—	(28)
Total trading account assets	(42)	—	—	(42)
Net derivative assets	1,037	59	44	1,140
Loans and leases (2)	—	—	50	50
Mortgage servicing rights	2	(213)	—	(211)
Loans held-for-sale (2)	(1)	—	(30)	(31)
Other assets	—	(38)	(8)	(46)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(3)	—	—	(3)
Trading account liabilities – Corporate securities and other	1	—	—	1
Short-term borrowings (2)	4	—	—	4
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	308	—	1	309
Total	$1,306	$(192)	$58	$1,172

	Nine Months Ended September 30, 2014
Trading account assets:
Corporate securities, trading loans and other	$165	$—	$—	$165
Equity securities	17	—	—	17
Non-U.S. sovereign debt	74	—	—	74
Mortgage trading loans and ABS	130	—	—	130
Total trading account assets	386	—	—	386
Net derivative assets	(464)	61	54	(349)
Loans and leases (2)	—	—	69	69
Mortgage servicing rights	3	(1,071)	—	(1,068)
Loans held-for-sale (2)	9	—	9	18
Other assets	—	(28)	36	8
Trading account liabilities – Corporate securities and other	1	—	—	1
Long-term debt (2)	30	—	(36)	(6)
Total	$(35)	$(1,038)	$132	$(941)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at September 30, 2015 and December 31, 2014.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2015
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,349	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	453		Prepayment speed	0% to 27% CPR	11%
Loans and leases	1,337		Default rate	0% to 10% CDR	4%
Loans held-for-sale	559		Loss severity	0% to 90%	41%
Commercial loans, debt securities and other	$5,204	Discounted cash flow, Market comparables	Yield	0% to 29%	4%
Trading account assets – Corporate securities, trading loans and other	2,493		Prepayment speed	5% to 30%	16%
Trading account assets – Non-U.S. sovereign debt	384		Default rate	1% to 5%	4%
Trading account assets – Mortgage trading loans and ABS	1,552		Loss severity	25% to 50%	37%
AFS debt securities – Other taxable securities	128		Duration	0 to 5 years	3 years
Loans and leases	647		Price	$0 to $275	$69
Auction rate securities	$1,428	Discounted cash flow, Market comparables	Price	$10 to $102	$94
Trading account assets – Corporate securities, trading loans and other	406
AFS debt securities – Other taxable securities	453
AFS debt securities – Tax-exempt securities	569
Structured liabilities
Long-term debt	$(1,910)	Industry standard derivative pricing (2, 3)	Equity correlation	24% to 98%	65%
			Long-dated equity volatilities	4% to 103%	28%
Net derivative assets
Credit derivatives	$453	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 26%	17%
			Upfront points	0 to 101 points	75
			Credit spreads	0 bps to 530 bps	127 bps
			Credit correlation	30% to 99%	40%
			Prepayment speed	10% to 20% CPR	19%
			Default rate	1% to 4% CDR	3%
			Loss severity	20% to 35%	35%
Equity derivatives	$(831)	Industry standard derivative pricing (2)	Equity correlation	24% to 98%	65%
			Long-dated equity volatilities	4% to 103%	28%
Commodity derivatives	$161	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $7/MMBtu	$4/MMBtu
			Propane forward price	$0.4/Gallon to $0.6/Gallon	$0.5/Gallon
			Correlation	66% to 93%	86%
			Volatilities	18% to 78%	34%
Interest rate derivatives	$614	Industry standard derivative pricing (3)	Correlation (IR/IR)	22% to 99%	47%
			Correlation (FX/IR)	-25% to 40%	-7%
			Long-dated inflation rates	0% to 7%	2%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$397

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 209: Trading account assets – Corporate securities, trading loans and other of $2.9 billion, Trading account assets – Non-U.S. sovereign debt of $384 million, Trading account assets – Mortgage trading loans and ABS of $2.0 billion, AFS debt securities – Other taxable securities of $581 million, AFS debt securities – Tax-exempt securities of $569 million, Loans and leases of $2.0 billion and LHFS of $559 million.

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 210: Trading account assets – Corporate securities, trading loans and other of $3.3 billion, Trading account assets – Non-U.S. sovereign debt of $574 million, Trading account assets – Mortgage trading loans and ABS of $2.1 billion, AFS debt securities – Other taxable securities of $1.7 billion, AFS debt securities – Tax-exempt securities of $599 million, Loans and leases of $2.0 billion and LHFS of $173 million.

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

In addition to the instruments in the tables above, the Corporation held instruments consisting primarily of certain direct private equity investments and private equity funds that were classified as Level 3 and reported within other assets. Valuations of direct private equity investments are based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

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

The level of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. At September 30, 2015 and December 31, 2014, weighted averages are disclosed for all loans, securities, structured liabilities and net derivative assets.

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

For equity derivatives, commodity derivatives, interest rate derivatives and structured liabilities, a significant change in long-dated rates, volatilities and correlation inputs (e.g., the degree of correlation between an equity security and an index, between two different commodities, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value; however, the magnitude and direction of the impact depends on whether the Corporation is long or short the exposure.

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2015 and 2014.

Assets Measured at Fair Value on a Nonrecurring Basis
	September 30, 2015		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$10	$34	$—	$(7)
Loans and leases (1)	23	2,363	(225)	(798)
Foreclosed properties (2, 3)	—	149	(36)	(58)
Other assets	39	—	(4)	(8)

	September 30, 2014		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Assets
Loans held-for-sale	$197	$32	$(17)	$(6)
Loans and leases (1)	9	4,298	(286)	(671)
Foreclosed properties (2, 3)	—	210	(21)	(34)
Other assets	24	—	(1)	(2)

(1)
Includes $72 million and $146 million of losses on loans that were written down to a collateral value of zero during the three and nine months ended September 30, 2015 compared to losses of $71 million and $233 million for the same periods in 2014.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses taken during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $1.3 billion and $1.1 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) as of September 30, 2015 and 2014.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at September 30, 2015 and December 31, 2014.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
	September 30, 2015
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Instruments backed by residential real estate assets	$2,363	Market comparables	OREO discount	14% to 26%	18%
Loans and leases	2,363		Cost to sell	6% to 29%	7%

	December 31, 2014
Instruments backed by residential real estate assets	$4,636	Market comparables	OREO discount	0% to 28%	8%
Loans and leases	4,636		Cost to sell	7% to 14%	8%

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

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2015 and December 31, 2014.

Fair Value Option Elections
	September 30, 2015			December 31, 2014
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$62,806	$62,558	$248	$62,182	$61,902	$280
Loans reported as trading account assets (1)	4,616	8,402	(3,786)	4,607	8,487	(3,880)
Trading inventory – other	7,312	n/a	n/a	6,865	n/a	n/a
Consumer and commercial loans	7,178	7,439	(261)	8,681	8,925	(244)
Loans held-for-sale	4,688	5,702	(1,014)	6,801	8,072	(1,271)
Other assets	269	270	(1)	253	270	(17)
Long-term deposits	1,163	1,051	112	1,469	1,361	108
Federal funds purchased and securities loaned or sold under agreements to repurchase	38,914	39,053	(139)	35,357	35,332	25
Unfunded loan commitments	594	n/a	n/a	405	n/a	n/a
Short-term borrowings	1,869	1,869	—	2,697	2,697	—
Long-term debt (2)	29,185	29,961	(776)	36,404	35,815	589

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $28.4 billion and contractual principal outstanding of $29.1 billion at September 30, 2015 compared to $35.3 billion and $34.6 billion at December 31, 2014.

n/a = not applicable

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended September 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$7	$—	$—	$7
Loans reported as trading account assets	(30)	—	—	(30)
Trading inventory – other (1)	273	—	—	273
Consumer and commercial loans	11	—	(129)	(118)
Loans held-for-sale (2)	(4)	155	11	162
Other assets	—	—	(3)	(3)
Long-term deposits	(4)	—	(16)	(20)
Federal funds purchased and securities loaned or sold under agreements to repurchase	(23)	—	—	(23)
Unfunded loan commitments	—	—	(201)	(201)
Short-term borrowings	1	—	—	1
Long-term debt (3)	1,297	—	247	1,544
Total	$1,528	$155	$(91)	$1,592

	Three Months Ended September 30, 2014
Federal funds sold and securities borrowed or purchased under agreements to resell	$(44)	$—	$—	$(44)
Loans reported as trading account assets	(89)	—	—	(89)
Trading inventory – other (1)	82	—	—	82
Consumer and commercial loans	(62)	—	5	(57)
Loans held-for-sale (2)	(32)	119	(16)	71
Long-term deposits	13	—	3	16
Federal funds purchased and securities loaned or sold under agreements to repurchase	4	—	—	4
Unfunded loan commitments	—	—	6	6
Short-term borrowings	(2)	—	—	(2)
Long-term debt (3)	725	—	137	862
Total	$595	$119	$135	$849

(1)	The gains (losses) in trading account profits are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on funded loans, including those sold during the period.

(3)
The majority of the net gains (losses) in trading account profits relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spreads.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Nine Months Ended September 30, 2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(81)	$—	$—	$(81)
Loans reported as trading account assets	(98)	—	—	(98)
Trading inventory – other (1)	447	—	—	447
Consumer and commercial loans	40	—	(196)	(156)
Loans held-for-sale (2)	(25)	567	99	641
Other assets	—	—	4	4
Long-term deposits	(4)	—	5	1
Federal funds purchased and securities loaned or sold under agreements to repurchase	25	—	—	25
Unfunded loan commitments	—	—	(146)	(146)
Long-term debt (3)	1,887	—	418	2,305
Total	$2,191	$567	$184	$2,942

	Nine Months Ended September 30, 2014
Federal funds sold and securities borrowed or purchased under agreements to resell	$(77)	$—	$—	$(77)
Loans reported as trading account assets	(41)	—	—	(41)
Trading inventory – other (1)	(208)	—	—	(208)
Consumer and commercial loans	(44)	—	110	66
Loans held-for-sale (2)	(36)	555	54	573
Long-term deposits	24	—	(9)	15
Federal funds purchased and securities loaned or sold under agreements to repurchase	2	—	—	2
Unfunded loan commitments	—	—	20	20
Short-term borrowings	52	—	—	52
Long-term debt (3)	98	—	402	500
Total	$(230)	$555	$577	$902

(1)	The gains (losses) in trading account profits are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on funded loans, including those sold during the period.

(3)
The majority of the net gains (losses) in trading account profits relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact on structured liabilities of changes in the Corporation's credit spreads.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option
(Dollars in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Loans reported as trading account assets	$14	$44
Consumer and commercial loans	(88)	(100)
Loans held-for-sale	8	58

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Loans reported as trading account assets	$30	$31
Consumer and commercial loans	1	80
Loans held-for-sale	(3)	46

NOTE 16 – Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at September 30, 2015 and December 31, 2014 was carried at fair value on the Consolidated Balance Sheet. For more information on these financial instruments and their valuation methodologies, see Note 20 – Fair Value Measurements and Note 22 – Fair Value of Financial Instruments to the Consolidated Financial Statements of the Corporation's 2014 Annual Report on Form 10-K.

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2015 and December 31, 2014 are presented in the table below.

Fair Value of Financial Instruments
	September 30, 2015				December 31, 2014
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$849,512	$69,998	$794,716	$864,714	$842,259	$87,174	$776,370	$863,544
Loans held-for-sale	8,842	8,007	835	8,842	12,836	12,236	618	12,854
Financial liabilities
Deposits	$1,162,009	$1,162,465	$—	$1,162,465	$1,118,936	$1,119,427	$—	$1,119,427
Long-term debt	237,288	240,356	1,910	242,266	243,139	249,692	2,362	252,054

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $1.3 billion and $5.0 billion at September 30, 2015, and $932 million and $3.8 billion at December 31, 2014. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

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

The table below presents activity for residential mortgage and home equity MSRs for the three and nine months ended September 30, 2015 and 2014.

Rollforward of Mortgage Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Balance, beginning of period	$3,521	$4,368	$3,530	$5,042
Additions	185	203	568	581
Sales	(87)	(1)	(399)	(47)
Amortization of expected cash flows (1)	(213)	(232)	(666)	(699)
Impact of changes in interest rates and other market factors (2)	(365)	(10)	(73)	(637)
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	11	(82)	97	(36)
Impact of changes in the Home Price Index	6	5	(4)	(2)
Impact of changes to the prepayment model	(19)	(18)	(10)	142
Other model changes (4)	4	10	—	(101)
Balance, September 30 (5)	$3,043	$4,243	$3,043	$4,243
Mortgage loans serviced for investors (in billions)	$408	$507	$408	$507

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

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

(4)	These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows.

(5)	At September 30, 2015, includes $2.7 billion of U.S. and $344 million of non-U.S. consumer MSR balances compared to $4.0 billion and $256 million at September 30, 2014.

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

Significant economic assumptions in estimating the fair value of MSRs at September 30, 2015 and December 31, 2014 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions
	September 30, 2015		December 31, 2014
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.63%	7.73%	4.52%	7.61%
Weighted-average life, in years	4.37	3.19	4.53	2.95

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

Sensitivity Impacts
	September 30, 2015
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.23	years	0.19	years	$194
Impact of 20% decrease	0.49		0.41		414

Impact of 10% increase	(0.20)		(0.17)		(173)
Impact of 20% increase	(0.38)		(0.32)		(328)
OAS level
Impact of 100 bps decrease					$128
Impact of 200 bps decrease					266

Impact of 100 bps increase					(118)
Impact of 200 bps increase					(227)

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

Consumer Banking

Consumer Banking offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Consumer Banking product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products, as well as credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans to consumers and small businesses in the U.S. Customers and clients have access to a franchise network that stretches coast to coast through 33 states and the District of Columbia. The franchise network includes approximately 4,700 financial centers, 16,100 ATMs, nationwide call centers, and online and mobile platforms.

Global Wealth & Investment Management

GWIM provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets, including tailored solutions to meet clients' needs through a full set of investment management, brokerage, banking and retirement products. GWIM also provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.

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

All Other

All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass residential mortgages, debt securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to the business segments. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other.

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

Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation's ALM activities. Further, net interest income on an FTE basis includes market-related adjustments, which are adjustments to net interest income to reflect the impact of changes in long-term interest rates on the estimated lives of mortgage-related debt securities thereby impacting premium amortization. Also included in market-related adjustments is hedge ineffectiveness that impacts net interest income.

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

The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis) for the three and nine months ended September 30, 2015 and 2014, and total assets at September 30, 2015 and 2014 for each business segment, as well as All Other.

Results for Business Segments and All Other
At and for the Three Months Ended September 30
	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Net interest income (FTE basis)	$9,742	$10,444	$5,005	$5,081	$1,376	$1,459
Noninterest income	11,171	10,990	2,827	2,668	3,092	3,207
Total revenue, net of interest expense (FTE basis)	20,913	21,434	7,832	7,749	4,468	4,666
Provision for credit losses	806	636	648	668	(2)	(15)
Noninterest expense	13,807	20,142	4,434	4,462	3,447	3,405
Income before income taxes (FTE basis)	6,300	656	2,750	2,619	1,023	1,276
Income tax expense (FTE basis)	1,792	888	991	950	367	464
Net income (loss)	$4,508	$(232)	$1,759	$1,669	$656	$812
Period-end total assets	$2,153,006	$2,123,613	$615,152	$580,372	$279,155	$266,240

			Global Banking		Global Markets
			2015	2014	2015	2014
Net interest income (FTE basis)			$2,345	$2,450	$1,135	$999
Noninterest income			1,846	1,895	2,936	3,162
Total revenue, net of interest expense (FTE basis)			4,191	4,345	4,071	4,161
Provision for credit losses			179	(64)	42	45
Noninterest expense			2,020	2,016	2,683	3,357
Income before income taxes (FTE basis)			1,992	2,393	1,346	759
Income tax expense (FTE basis)			715	872	338	388
Net income			$1,277	$1,521	$1,008	$371
Period-end total assets			$372,363	$354,944	$579,776	$598,804

			Legacy Assets & Servicing		All Other
			2015	2014	2015	2014
Net interest income (FTE basis)			$383	$387	$(502)	$68
Noninterest income			458	169	12	(111)
Total revenue, net of interest expense (FTE basis)			841	556	(490)	(43)
Provision for credit losses			6	267	(67)	(265)
Noninterest expense			1,143	6,648	80	254
Loss before income taxes (FTE basis)			(308)	(6,359)	(503)	(32)
Income tax benefit (FTE basis)			(112)	(1,245)	(507)	(541)
Net income (loss)			$(196)	$(5,114)	$4	$509
Period-end total assets			$49,080	$56,908	$257,480	$266,345

(1)	There were no material intersegment revenues.

Results of Business Segments and All Other
At and for the Nine Months Ended September 30
	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Net interest income (FTE basis)	$30,128	$30,956	$14,786	$15,211	$4,086	$4,430
Noninterest income	34,551	35,205	8,040	7,838	9,472	9,372
Total revenue, net of interest expense (FTE basis)	64,679	66,161	22,826	23,049	13,558	13,802
Provision for credit losses	2,351	2,056	1,870	2,027	36	—
Noninterest expense	43,320	60,921	13,141	13,446	10,366	10,213
Income before income taxes (FTE basis)	19,008	3,184	7,815	7,576	3,156	3,589
Income tax expense (FTE basis)	5,823	1,401	2,875	2,795	1,161	1,325
Net income	$13,185	$1,783	$4,940	$4,781	$1,995	$2,264
Period-end total assets	$2,153,006	$2,123,613	$615,152	$580,372	$279,155	$266,240

			Global Banking		Global Markets
			2015	2014	2015	2014
Net interest income (FTE basis)			$6,818	$7,396	$3,172	$2,968
Noninterest income			5,749	5,897	9,789	10,833
Total revenue, net of interest expense (FTE basis)			12,567	13,293	12,961	13,801
Provision for credit losses			452	353	69	83
Noninterest expense			5,952	6,200	8,556	9,341
Income before income taxes (FTE basis)			6,163	6,740	4,336	4,377
Income tax expense (FTE basis)			2,268	2,491	1,392	1,597
Net income			$3,895	$4,249	$2,944	$2,780
Period-end total assets			$372,363	$354,944	$579,776	$598,804

			Legacy Assets & Servicing		All Other
			2015	2014	2015	2014
Net interest income (FTE basis)			$1,228	$1,126	$38	$(175)
Noninterest income			1,616	916	(115)	349
Total revenue, net of interest expense (FTE basis)			2,844	2,042	(77)	174
Provision for credit losses			154	240	(230)	(647)
Noninterest expense			3,307	19,287	1,998	2,434
Loss before income taxes (FTE basis)			(617)	(17,485)	(1,845)	(1,613)
Income tax benefit (FTE basis)			(227)	(4,748)	(1,646)	(2,059)
Net income (loss)			$(390)	$(12,737)	$(199)	$446
Period-end total assets			$49,080	$56,908	$257,480	$266,345

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on an FTE basis, and net income (loss) to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Segments' total revenue, net of interest expense (FTE basis)	$21,403	$21,477	$64,756	$65,987
Adjustments:
ALM activities	(115)	195	677	(154)
Equity investment income (loss)	(46)	(26)	(34)	766
Liquidating businesses and other	(329)	(212)	(720)	(438)
FTE basis adjustment	(231)	(225)	(678)	(639)
Consolidated revenue, net of interest expense	$20,682	$21,209	$64,001	$65,522

Segments' total net income (loss)	$4,504	$(741)	$13,384	$1,337
Adjustments, net-of-taxes:
ALM activities	(184)	107	25	33
Equity investment income (loss)	(29)	(16)	(21)	479
Liquidating businesses and other	217	418	(203)	(66)
Consolidated net income (loss)	$4,508	$(232)	$13,185	$1,783

			September 30
			2015	2014
Segments' total assets			$1,895,526	$1,857,268
Adjustments:
ALM activities, including securities portfolio			683,700	665,202
Equity investments			4,378	5,001
Liquidating businesses and other			63,135	79,576
Elimination of segment asset allocations to match liabilities			(493,733)	(483,434)
Consolidated total assets			$2,153,006	$2,123,613

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended September 30, 2015. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
July 1 - 31, 2015	13,382	$17.94	13,382	$2,985
August 1 - 31, 2015	31,186	17.92	31,186	2,426
September 1 - 30, 2015	—	17.69	—	2,426
Three Months Ended September 30, 2015	44,568	17.93

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 11, 2015, the Corporation announced that the Federal Reserve had informed the Corporation that it completed its 2015 Comprehensive Capital Analysis and Review and gave a conditional non-objection under which we were permitted to proceed with requested capital action but were required to resubmit our 2015 capital plan by September 30, 2015 and address certain weaknesses identified in the capital planning process. The 2015 capital plan submitted in March 2015 included a request to repurchase up to $4.0 billion of common stock during the period from the second quarter of 2015 through the second quarter of 2016. On March 11, 2015, the Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, during the period from April 1, 2015 through June 30, 2016. We resubmitted our CCAR capital plan on September 30, 2015. The Federal Reserve has 75 days to review our resubmitted CCAR capital plan and our capital planning revisions. Following that review, the Federal Reserve may determine that the capital plan is not adequate or the identified weaknesses are not being satisfactorily addressed, and may restrict our future capital actions including the future share repurchases approved by the Board of Directors in March 2015. For additional information, see Capital Management – CCAR and Capital Planning on page 56 and Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of its equity securities during the three months ended September 30, 2015.

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

Bank of America Corporation Registrant

Date:	October 30, 2015	/s/ Rudolf A. Bless
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