Form 10-K
period 2015-12-31
BANK OF AMERICA CORP /DE/
filed 2016-02-24
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
100 N. Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Warrants to purchase Common Stock (expiring October 28, 2018)	New York Stock Exchange
Warrants to purchase Common Stock (expiring January 16, 2019)	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.204% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series W	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.500% Non-Cumulative Preferred Stock, Series Y	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.200% Non-Cumulative Preferred Stock, Series CC	New York Stock Exchange

Title of each class	Name of each exchange on which registered
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 1	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 2	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 6.375% Non-Cumulative Preferred Stock, Series 3	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 4	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 5	New York Stock Exchange
6.75% Trust Preferred Securities of Countrywide Capital IV (and the guarantees related thereto)	New York Stock Exchange
7.00% Capital Securities of Countrywide Capital V (and the guarantees related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIII (and the guarantee related thereto)	New York Stock Exchange
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIV (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B (and the guarantee related thereto)	New York Stock Exchange
Trust Preferred Securities of Merrill Lynch Capital Trust I (and the guarantee of the Registrant with respect thereto)	New York Stock Exchange
Trust Preferred Securities of Merrill Lynch Capital Trust II (and the guarantee of the Registrant with respect thereto)	New York Stock Exchange
Trust Preferred Securities of Merrill Lynch Capital Trust III (and the guarantee of the Registrant with respect thereto)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No ✓
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  No ✓
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ✓ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ✓
The aggregate market value of the registrant’s common stock (“Common Stock”) held on June 30, 2015 by non-affiliates was approximately $178,230,659,544 (based on the June 30, 2015 closing price of Common Stock of $17.02 per share as reported on the New York Stock Exchange). As of February 23, 2016, there were 10,325,631,017 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on April 27, 2016 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Table of Contents
Bank of America Corporation and Subsidiaries

Bank of America 2015 1

Part I
Bank of America Corporation and Subsidiaries
Item 1. Business
Bank of America Corporation (together, with its consolidated subsidiaries, Bank of America, we or us) is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. As part of our efforts to streamline the Corporation’s organizational structure and reduce complexity and costs, the Corporation has reduced and intends to continue to reduce the number of its corporate subsidiaries, including through intercompany mergers.
Bank of America is one of the world’s largest financial institutions, serving individual consumers, small- and middle-market businesses, institutional investors, large corporations and governments with a full range of banking, investing, asset management and other financial and risk management products and services. Our principal executive offices are located in the Bank of America Corporate Center, 100 North Tryon Street, Charlotte, North Carolina 28255.
Bank of America’s website is www.bankofamerica.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on our website at http://investor.bankofamerica.com under the heading Financial Information SEC Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the U.S. Securities and Exchange Commission (SEC). Also, we make available on http://investor.bankofamerica.com under the heading Corporate Governance: (i) our Code of Conduct (including our insider trading policy); (ii) our Corporate Governance Guidelines (accessible by clicking on the Governance Highlights link); and (iii) the charter of each active committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link), and we also intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Hearst Tower, 214 North Tryon Street, NC1-027-20-05, Charlotte, North Carolina 28255.
Segments
Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 32 through 46 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 24 – Business Segment Information to the Consolidated Financial Statements in Item 8.

Financial Statements and Supplementary Data (Consolidated Financial Statements).
Competition
We operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies, and e-commerce and other internet-based companies. We compete with some of these competitors globally and with others on a regional or product basis.
Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits, and customer convenience. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.
Employees
As of December 31, 2015, we had approximately 213,000 full-time equivalent employees. None of our domestic employees are subject to a collective bargaining agreement. Management considers our employee relations to be good.
Government Supervision and Regulation
The following discussion describes, among other things, elements of an extensive regulatory framework applicable to BHCs, financial holding companies, banks and broker-dealers, including specific information about Bank of America.
We are subject to an extensive regulatory framework applicable to BHCs, financial holding companies and banks and other financial services entities. U.S. federal regulation of banks, BHCs and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund rather than for the protection of stockholders and creditors.
As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. banking subsidiaries (the Banks) organized as national banking associations are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. Unless otherwise limited by the Federal Reserve, a financial holding company may engage directly or indirectly in activities considered financial in nature provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

2 Bank of America 2015

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) enacted sweeping financial regulatory reform across the financial services industry, including significant changes regarding capital adequacy and capital planning, stress testing, resolution planning, derivatives activities, prohibitions on proprietary trading and restrictions on debit interchange fees. As a result of the Financial Reform Act, we have altered and will continue to alter the way in which we conduct certain businesses. Our costs and revenues could continue to be negatively impacted as additional final rules of the Financial Reform Act are adopted.
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management and our ability to make distributions to stockholders. For instance, our broker-dealer subsidiaries are subject to both U.S. and international regulation, including supervision by the SEC, the New York Stock Exchange and the Financial Industry Regulatory Authority, among others; our commodities businesses in the U.S. are subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC); our U.S. derivatives activity is subject to regulation and supervision of the CFTC and National Futures Association or the SEC, and in the case of the Banks, certain banking regulators; our insurance activities are subject to licensing and regulation by state insurance regulatory agencies; and our consumer financial products and services are regulated by the Consumer Financial Protection Bureau (CFPB).
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. For example, our financial services operations in the U.K. are subject to regulation by and supervision of the Prudential Regulatory Authority for prudential matters, and the Financial Conduct Authority for the conduct of business matters.
Source of Strength
Under the Financial Reform Act and Federal Reserve policy, BHCs are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a banking subsidiary or related to FDIC assistance provided to such a subsidiary in danger of default, the affiliate banks of such a subsidiary may be assessed for the FDIC’s loss, subject to certain exceptions.
Transactions with Affiliates
Pursuant to Section 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, the Banks are subject to restrictions that limit certain types of transactions between the Banks and their nonbank affiliates. In general, U.S. banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving its nonbank affiliates. Additionally, transactions between U.S. banks and their nonbank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.

Deposit Insurance
Deposits placed at U.S. domiciled banks (U.S. banks) are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. All insured depository institutions are required to pay assessments to the FDIC in order to fund the Deposit Insurance Fund (DIF).
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has adopted new regulations that establish a long-term target DIF ratio of greater than two percent. The DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that may result in increased deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal Risk on page 11.
Capital, Liquidity and Operational Requirements
As a financial services holding company, we and our bank subsidiaries are subject to the risk-based capital guidelines issued by the Federal Reserve and other U.S. banking regulators, including the FDIC and the OCC. These rules are complex and are evolving as U.S. and international regulatory authorities propose and enact enhanced capital and liquidity rules. The Corporation seeks to manage its capital position to maintain sufficient capital to meet these regulatory guidelines and to support our business activities. These evolving rules are likely to influence our planning processes for, and may require additional, regulatory capital and liquidity, as well as impose additional operational and compliance costs on the Corporation. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHC’s and national banks’ risk governance frameworks. The Federal Reserve has also proposed rules which would require us to maintain minimum amounts of long-term debt meeting specified eligibility requirements.
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see Capital Management – Regulatory Capital in the MD&A on page 54, and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.
Distributions
We are subject to various regulatory policies and requirements relating to capital actions, including payment of dividends and common stock repurchases. For instance, Federal Reserve regulations require major U.S. BHCs to submit a capital plan as part of an annual Comprehensive Capital Analysis and Review (CCAR). The purpose of the CCAR is to assess the capital planning process of the BHC, including any planned capital actions, such as payment of dividends and common stock repurchases.
Our ability to pay dividends is also affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA. The right of the Corporation, our stockholders and our creditors to participate in

Bank of America 2015 3

any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
If the Federal Reserve finds that any of our Banks are not “well-capitalized” or “well-managed,” we would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to our activities. Additionally, the applicable federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or BHC, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.
For more information regarding the requirements relating to the payment of dividends, including the minimum capital requirements, see Note 13 – Shareholders’ Equity and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries.
Resolution Planning
As a BHC with greater than $50 billion of assets, the Corporation is required by the Federal Reserve and the FDIC to annually submit a plan for a rapid and orderly resolution in the event of material financial distress or failure.
Such resolution plan is intended to be a detailed roadmap for the orderly resolution of a BHC and material entities pursuant to the U.S. Bankruptcy Code and other applicable resolution regimes under one or more hypothetical scenarios assuming no extraordinary government assistance.
If both the Federal Reserve and the FDIC determine that the Corporation’s plan is not credible and the deficiencies are not cured in a timely manner, the Federal Reserve and the FDIC may jointly impose on us more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. A description of our plan is available on the Federal Reserve and FDIC websites.
The FDIC also requires the annual submission of a resolution plan for Bank of America, N.A. (BANA), which must describe how the insured depository institution would be resolved under the bank resolution provisions of the Federal Deposit Insurance Act. A description of this plan is also available on the FDIC’s website.
We continue to make substantial progress to enhance our resolvability, including simplifying our legal entity structure and business operations, and increasing our preparedness to implement our resolution plan, both from a financial and operational standpoint.
Similarly, in the U.K., rules have been issued requiring the submission of significant information about certain U.K.-incorporated subsidiaries and other financial institutions, as well as branches of non-U.K. banks located in the U.K. (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the Bank of England to develop resolution plans. As a result of the Bank of England’s review of the submitted information, we could be required to take certain actions over the next several years which could increase operating costs and potentially result in the restructuring of certain businesses and subsidiaries.
For more information regarding our resolution, see Item 1A. Risk Factors – Regulatory, Compliance and Legal Risk on page 11.
Insolvency and the Orderly Liquidation Authority
Under the Federal Deposit Insurance Act, the FDIC may be appointed receiver of an insured depository institution if it is insolvent or in certain other circumstances. In addition, under the Financial Reform Act, when a systemically important financial institution (SIFI) such as the Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such institution. In the event of such appointment, the FDIC could, among other things, invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. The orderly liquidation authority is modeled in part on the Federal Deposit Insurance Act, but also adopts certain concepts from the U.S. Bankruptcy Code.
The orderly liquidation authority contains certain differences from the U.S. Bankruptcy Code. For example, in certain circumstances, the FDIC could permit payment of obligations it determines to be systemically significant (e.g., short-term creditors or operating creditors) in lieu of paying other obligations (e.g., long-term creditors) without the need to obtain creditors’ consent or prior court review. The insolvency and resolution process could also lead to a large reduction or total elimination of the value of a BHC’s outstanding equity, as well as impairment or elimination of certain debt.
In 2013, the FDIC issued a notice describing its preferred “single point of entry” strategy for resolving SIFIs. Under this approach, the FDIC could replace a distressed BHC with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity is held solely for the benefit of creditors of the original BHC.
Furthermore, the Federal Reserve Board has proposed regulations regarding the minimum levels of long-term debt required for BHCs to ensure there is adequate loss absorbing capacity in the event of a resolution.
For more information regarding our resolution, see Item 1A. Risk Factors – Regulatory, Compliance and Legal Risk on page 11.
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At December 31, 2015, we held approximately 11 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At December 31, 2015, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.

4 Bank of America 2015

The Volcker Rule
The Volcker Rule prohibits insured depository institutions and companies affiliated with insured depository institutions (collectively, banking entities) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The Volcker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds, although the Federal Reserve extended the conformance period for certain existing covered investments and relationships to July 2016 (with indications that the conformance period may be further extended to July 2017). The Volcker Rule provides exemptions for certain activities, including market-making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds and private equity funds. The Volcker Rule also clarifies that certain activities are not prohibited, including acting as agent, broker or custodian. A banking entity with significant trading operations, such as the Corporation, is required to establish a detailed compliance program to comply with the restrictions of the Volcker Rule.
Derivatives
Our derivatives operations are subject to extensive regulation globally. Various regulations have been promulgated since the financial crisis, including those under the U.S. Financial Reform Act, the European Union (EU) Markets in Financial Instruments Directive II/Regulation and the European Market Infrastructure Regulation, that regulate or will regulate the derivatives market by: requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain over-the-counter (OTC) derivatives. In response to global prudential regulator concerns that the closeout of derivatives transactions during the resolution of a SIFI could impede resolution efforts and potentially destabilize markets, SIFIs, including the Corporation, together with the International Swaps and Derivatives Association, Inc. (ISDA) developed a protocol amending ISDA Master Agreements to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a contractual stay on certain cross-default rights. The original protocol was superseded by the ISDA 2015 Universal Resolution Stay Protocol (2015 Protocol), which took effect January 1, 2016, and expanded the financial contracts covered by the original protocol to also include industry forms of repurchase agreements and securities lending agreements. Dealers representing 23 SIFIs have adhered to the 2015 Protocol. Global prudential regulators are beginning to promulgate regulations requiring regulated firms, including the Corporation and many of its subsidiaries, to amend financial contracts to impose the terms of the 2015 Protocol. The adoption of many of these regulations is ongoing and their ultimate impact remains uncertain.
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including, but not limited to, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the OCC.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of our customers and employees. The Gramm-Leach-Bliley Act requires the Banks to periodically disclose Bank of America’s privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires the Banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. The October 6, 2015 ruling by the European Court of Justice that the U.S. EU Safe Harbor is invalid has impacted the ability of certain vendors who relied upon the Safe Harbor to provide services to us. While an EU-U.S. Privacy Shield agreement to replace the EU-U.S. Safe Harbor has been announced, the timing of adoption and implementation is uncertain. We also expect the EU to adopt a Data Protection Regulation, which will replace the existing EU Data Protection Directive. The impacts of the anticipated EU Data Protection Regulation are uncertain at this time.

Bank of America 2015 5

Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-looking Statements in the MD&A on page 21. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.
General Economic and Market Conditions Risk
Our businesses and results of operations may be adversely affected by the U.S. and international financial markets, U.S. and non-U.S. fiscal and monetary policy, and economic conditions generally.
Our businesses and results of operations are affected by the financial markets and general economic, market, political and social conditions in the U.S. and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, political risks, the sustainability of economic growth in the U.S., Europe, China and Japan, and economic, market, political and social conditions in several larger emerging market countries. Continued economic challenges include under-employment, declines in energy prices, the ongoing low interest rate environment, restrained growth in consumer demand, the strengthening of the U.S. Dollar versus other currencies, and continued risk in the consumer and commercial real estate markets. Deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations. For instance, the recent sharp drop in oil prices, while likely a net positive for the U.S. economy, may also add stress to select regional markets that are energy industry dependent and may negatively impact certain commercial and consumer loan portfolios.
Our businesses and results of operations are also affected by domestic and international fiscal and monetary policy. For example, the recent rate increase by the Federal Reserve in the U.S. and continued easing at many central banks internationally impact our cost of funds for lending, investing and capital raising activities and the return we earn on loans and investments. Central bank actions can also affect the value of financial instruments and other assets, such as debt securities and mortgage servicing rights (MSRs), and their policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the costs of running our business.
For more information about economic conditions and challenges discussed above, see Executive Summary – 2015 Economic and Business Environment in the MD&A on page 22.
Liquidity Risk
Liquidity Risk is the Potential Inability to Meet Expected or Unexpected Liquidity Needs While Continuing to Support our Business and Customer Needs Under a Range of Economic Conditions.
If we are unable to access the capital markets, continue to maintain deposits, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions, including with the government-sponsored enterprises (GSEs), to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies; increased regulatory liquidity requirements for our U.S. or international banks and their nonbank subsidiaries; or negative perceptions about our short- or long-term business prospects, including downgrades of our credit ratings. Several of these factors may arise due to circumstances beyond our control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties or us.
Our cost of obtaining funding is directly related to prevailing market interest rates and to our credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of a similar maturity that we need to pay to our funding providers. Increases in interest rates and our credit spreads can increase the cost of our funding. Changes in our credit spreads are market-driven and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile.
For more information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see Liquidity Risk in the MD&A on page 60.
Adverse changes to our credit ratings from the major credit rating agencies could significantly limit our access to funding or the capital markets, increase our borrowing costs, or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in

6 Bank of America 2015

certain markets and when we seek to engage in certain transactions, including OTC derivatives. Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control such as the likelihood of the U.S. government providing meaningful support to the Corporation or its subsidiaries in a crisis.
The rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that downgrades will not occur.
A reduction in certain of our credit ratings could negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded by one or more levels, we may suffer the potential loss of access to short-term funding sources such as repo financing, and/or increased cost of funds.
In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a downgrade of our credit ratings or certain subsidiaries’ credit ratings, counterparties to those agreements may require us or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies.
While certain potential impacts are contractual and quantifiable, the full consequences of a credit ratings downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.
For information about the amount of additional collateral required and derivative liabilities that would be subject to unilateral termination at December 31, 2015 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by each of two incremental notches, see Credit-related Contingent Features and Collateral in Note 2 – Derivatives to the Consolidated Financial Statements.
For more information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 63 and Note 2 – Derivatives to the Consolidated Financial Statements.
A downgrade in the U.S. government’s sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to the Corporation and its credit ratings and general economic conditions that we are not able to predict.
The ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any downgrade. Instruments of this nature are often held as trading, investment or excess liquidity positions on the balance sheets of financial institutions, including the Corporation, and are widely used as collateral by financial institutions to raise cash in the secured financing markets. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments.
We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. The credit rating for the Corporation or its subsidiaries could be directly or indirectly impacted by a downgrade of the U.S. government’s sovereign rating. In addition, the Corporation presently delivers a portion of the residential mortgage loans it originates into GSEs, agencies or instrumentalities (or instruments insured or guaranteed thereby). We cannot predict if, when or how any changes to the credit ratings of these organizations will affect their ability to finance residential mortgage loans.
A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would exacerbate the other risks to which the Corporation is subject and any related adverse effects on our business, financial condition and results of operations.
Bank of America Corporation is a holding company and we depend upon our subsidiaries for liquidity, including our ability to pay dividends to shareholders and to fund payments on our other obligations. Applicable laws and regulations, including capital and liquidity requirements, and actions taken pursuant to our resolution plan could restrict our ability to transfer funds from our subsidiaries to Bank of America Corporation or other subsidiaries.
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. For instance, the parent company depends on dividends, distributions and other payments from our banking and nonbank subsidiaries to fund dividend payments on our common stock and preferred stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Our bank and broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. In addition, we have arrangements with our key operating subsidiaries regarding the implementation of our preferred single point of entry resolution strategy, which restrict the ability of these subsidiaries to provide funds to us through distributions and advances upon the occurrence of certain severely adverse capital and liquidity conditions.
Additional restrictions on related party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and even require the parent company to provide additional funding to such subsidiaries. Also, additional liquidity may be required at each subsidiary entity.

Bank of America 2015 7

Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information regarding our ability to pay dividends, see Capital Management in the MD&A on page 53 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Credit Risk
Credit Risk is the Risk of Loss Arising from the Inability or Failure of a Borrower or Counterparty to Meet its Obligations.
Economic or market disruptions, insufficient credit loss reserves or concentration of credit risk may result in an increase in the provision for credit losses, which could have an adverse effect on our financial condition and results of operations.
A number of our products expose us to credit risk, including loans, letters of credit, derivatives, debt securities, trading account assets and assets held-for-sale. The financial condition of our consumer and commercial borrowers and counterparties could adversely affect our earnings.
Global and U.S. economic conditions may impact our credit portfolios. To the extent economic or market disruptions occur, such disruptions would likely increase the risk that borrowers or counterparties would default or become delinquent on their obligations to us. Increases in delinquencies and default rates could adversely affect our consumer credit card, home equity, residential mortgage and purchased credit-impaired portfolios through increased charge-offs and provision for credit losses. Additionally, increased credit risk could also adversely affect our commercial loan portfolios with weakened customer and collateral positions.
We estimate and establish an allowance for credit losses for losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The amount of allowance is determined based on our evaluation of credit losses included within our loan portfolios. The process for determining the amount of the allowance requires difficult and complex judgments, including loss forecasts on how borrowers will react to current economic conditions. The ability of our borrowers or counterparties to repay their obligations will likely be impacted by changes in economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimate. There is also the chance that we will fail to accurately identify the appropriate economic indicators or that we will fail to accurately estimate their impacts.
We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers or counterparties become less predictive of future events. Although we believe that our allowance for credit losses was in compliance with applicable accounting standards at December 31, 2015, there is no guarantee that it will be sufficient to address credit losses, particularly if economic conditions deteriorate. In such an event, we may increase the size of our allowance, which reduces our earnings.
In the ordinary course of our business, we also may be subject to a concentration of credit risk in a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers-dealers, commercial banks, investment banks, insurers, mutual and hedge funds, and other institutional clients. This has resulted in significant credit concentration with respect to this industry. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even rumors or questions about the financial stability of one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity disruptions, losses and defaults. Many of these transactions expose us to credit risk in the event of default of a counterparty. In addition, our credit risk may be heightened by market risk when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due to us.
In the ordinary course of business, we also enter into transactions with sovereign nations, U.S. states and U.S. municipalities. Unfavorable economic or political conditions, disruptions to capital markets, currency fluctuations, changes in oil prices, social instability and changes in government policies could impact the operating budgets or credit ratings of sovereign nations, U.S. states and U.S. municipalities and expose us to credit risk.
We also have a concentration of credit risk with respect to our consumer real estate, including home equity lines of credit (HELOCs), consumer credit card and commercial real estate portfolios, which represent a large percentage of our overall credit portfolio. In addition, our commercial portfolios include exposures to certain industries, including the energy sector, which may result in higher credit losses for the company due to adverse business conditions, market disruptions or greater volatility in those industries as the result of low energy prices or other factors. Economic downturns have adversely affected these portfolios. Continued economic weakness or deterioration in real estate values or household incomes could result in higher credit losses.
For more information about our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A on page 65 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Our derivatives businesses may expose us to unexpected risks and potential losses.
We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our

8 Bank of America 2015

counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.
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
In the event of a downgrade of the Corporation’s credit ratings, certain derivative and other counterparties may request we substitute BANA (which has generally had equal or higher credit ratings than the Corporation’s) as counterparty for certain derivative contracts and other trading agreements. The Corporation’s ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
Derivatives contracts, including new and more complex derivatives products, and other transactions entered into with third parties are not always confirmed by the counterparties or settled on a timely basis. While a transaction remains unconfirmed, or during any delay in settlement, we are subject to heightened credit, market and operational risk and, in the event of default, may find it more difficult to enforce the contract. In addition, disputes may arise with counterparties, including government entities, about the terms, enforceability and/or suitability of the underlying contracts. These factors could negatively impact our ability to effectively manage our risk exposures from these products and subject us to increased credit and operating costs and reputational risk. For more information on our derivatives exposure, see Note 2 – Derivatives to the Consolidated Financial Statements.
Market Risk
Market Risk is the Risk that Changes in Market Conditions May Adversely Impact the Value of Assets or Liabilities or Otherwise Negatively Impact Earnings. Market Risk is Inherent in the Financial Instruments Associated with our Operations, Including Loans, Deposits, Securities, Short-term Borrowings, Long-term Debt, Trading Account Assets and Liabilities, and Derivatives.
Increased market volatility and adverse changes in other financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets, other financial instruments, and MSRs, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management (AUM), (iv) fee income relating to AUM, (v) customer allocation of capital among investment alternatives, (vi) the volume of client activity in our trading operations, (vii) investment banking fees, and (viii) the general profitability and risk level of the transactions in which we engage. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve, or central banks internationally, change or signal a change in monetary policy, market interest rates could be affected, which could adversely impact the value of such assets. In addition, the ongoing prolonged low interest rate environment could negatively impact our liquidity, financial condition or results of operations, including future revenue and earnings growth.
We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. Our models, which rely on historical trends and assumptions, may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements and illiquidity, especially during severe market downturns or stress events. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators. In addition, market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.
In times of market stress or other unforeseen circumstances, such as the market conditions experienced in 2008 and 2009, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, challenging market conditions may also adversely affect our investment banking fees.
For more information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A on page 92.
We may incur losses if the values of certain assets decline, including due to changes in interest rates and prepayment speeds.
We have a large portfolio of financial instruments, including, among others, certain loans and loan commitments, loans held-for-sale, securities financing agreements, asset-backed secured financings, long-term deposits, long-term debt, trading account assets and liabilities, derivative assets and liabilities, available-for-sale (AFS) debt and equity securities, other debt securities, certain MSRs and certain other assets and liabilities that we measure at fair value. We determine the fair values of these instruments based on the fair value hierarchy under applicable accounting guidance. The fair values of these financial instruments include adjustments for market liquidity, credit quality, funding impact on certain derivatives and other transaction-specific factors, where appropriate.

Bank of America 2015 9

Gains or losses on these instruments can have a direct impact on our results of operations, including higher or lower mortgage banking income and earnings, unless we have effectively hedged our exposures. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors such as reductions in mortgage insurance premiums and origination costs, could adversely impact the value of our MSR asset, cause a significant acceleration of purchase premium amortization on our mortgage portfolio, because a decline in long-term interest rates shortens the expected lives of the securities, and adversely affect our net interest margin. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations. In addition, increases in interest rates may adversely impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated other comprehensive income and, thus, capital levels.
Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions. The financial strength of counterparties, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and volatility in the prices of assets may curtail or eliminate the trading activity for these assets, which may make it difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.
Asset values also directly impact revenues in our asset management businesses. We receive asset-based management fees based on the value of our clients’ portfolios or investments in funds managed by us and, in some cases, we also receive performance fees based on increases in the value of such investments. Declines in asset values can reduce the value of our clients’ portfolios or fund assets, which in turn can result in lower fees earned for managing such assets.
For more information about fair value measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements. For more information about our asset management businesses, see GWIM in the MD&A on page 36. For more information about interest rate risk management, see Interest Rate Risk Management for Non-trading Activities in the MD&A on page 97.
Mortgage and Housing Market-Related Risk
Our mortgage loan repurchase obligations or claims from third parties could result in additional losses.
We and our legacy companies have sold significant amounts of residential mortgage loans. In connection with these sales, we or certain of our subsidiaries or legacy companies made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to counterparties (collectively, repurchases). At December 31, 2015, we had approximately $18.4 billion of unresolved repurchase claims, net of duplicate claims. These repurchase claims primarily related to private-label securitizations and exclude claims in the amount of $7.4 billion at December 31, 2015 where the statute of limitations has expired without litigation being commenced. We have also received notifications pertaining to loans for which we have not received a repurchase request from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions and for which we may owe indemnity obligations.
We have recorded a liability of $11.3 billion for obligations under representations and warranties exposures. We also have an estimated range of possible loss of up to $2 billion over our recorded liability. Our recorded liability and estimated range of possible loss for representations and warranties exposures are based on currently available information and are necessarily dependent on, and limited by, a number of factors including our historical claims and settlement experiences as well as significant judgment and a number of assumptions that are subject to change. As a result, our liability and estimated range of possible loss related to our representations and warranties exposures may materially change in the future. Investors and other residential mortgage-backed securities (RMBS) counterparties have been engaged in judicial efforts to attempt to avoid or circumvent the impact of recent court rulings concerning the statute of limitations applicable to representations and warranties claims against RMBS sponsors, as well as pursuing other parties to such transaction. Future representations and warranties losses may occur in excess of our recorded liability and estimated range of possible loss and such losses could have an adverse effect on our liquidity, financial condition and results of operations. For example, future representations and warranties losses could exceed our recorded liability and estimated range of possible loss if future settlement rates exceed our historical experience, or if investors and other RMBS counterparties are successful in their judicial efforts to avoid or circumvent the impact of recent court rulings concerning the statute of limitations applicable to representation and warranties claims against RMBS sponsors or pursue other parties to the RMBS transactions.
Additionally, our recorded liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider losses related to servicing foreclosure and related costs, fraud, indemnity, or claims (including for RMBS) related to securities law or monoline litigations. Losses with respect to one or more of these matters could be material to the Corporation’s results of operations or liquidity for any particular reporting period.
For more information about our representations and warranties exposure, including the estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 46, Consumer Portfolio Credit Risk Management in the MD&A on page 66 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Failure to satisfy our obligations as servicer for residential mortgage securitizations, along with other losses we could incur in our capacity as servicer, and continued foreclosure delays and/or investigations into our residential mortgage foreclosure practices could cause losses.
We and our legacy companies have securitized a significant portion of the residential mortgage loans that we originated or acquired. We service a large portion of the loans we have securitized and also service loans on behalf of third-party securitization vehicles and other investors. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which could cause us to lose servicing income. In addition, for loans principally held in

10 Bank of America 2015

private-label securitization trusts, we may have liability for any failure by us, as a servicer or master servicer, for any act or omission on our part that involves willful misfeasance, bad faith, gross negligence or reckless disregard of our duties. If any such breach were found to have occurred, it may harm our reputation, increase our servicing costs or adversely impact our results of operations. Additionally, with respect to foreclosures, we may incur costs or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosures.
If the U.S. housing market weakens, or home prices decline, our consumer loan portfolios, credit quality, credit losses, representations and warranties exposures, and earnings may be adversely affected.
Although U.S. home prices continued to improve during 2015, the declines in prior years have negatively impacted the demand for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market. Conditions in the U.S. housing market in prior years have also resulted in significant write-downs of asset values in several asset classes, notably mortgage-backed securities, and increased exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could negatively affect our exposure to representations and warranties and could have an adverse effect on our financial condition and results of operations.
In addition, our home equity portfolio contains a significant percentage of loans in second-lien or more junior-lien positions, and such loans have elevated risk characteristics. Our home equity portfolio is largely comprised of HELOCs that have not yet entered their amortization period. HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. Loans in our HELOC portfolio generally have an initial draw period of 10 years and 44 percent of these loans will enter the amortization period in 2016 and 2017. As a result, delinquencies and defaults may increase in future periods. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A on page 46 and Consumer Portfolio Credit Risk Management on page 66.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our business operations and may adversely impact our business.
During 2015, we sold approximately $36.1 billion of loans to the GSEs. Each GSE is currently in a conservatorship with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs that, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form.
Regulatory, Compliance and Legal Risk
U.S. federal banking agencies may require us to hold higher levels of regulatory capital, increase our regulatory capital ratios or increase liquidity, which could result in the need to issue additional securities that qualify as regulatory capital or to take other actions, such as to sell company assets.
We are subject to U.S. regulators’ risk-based capital and liquidity rules. These rules, among other things, establish minimum requirements to qualify as a “well-capitalized” institution. If any of our subsidiary insured depository institutions fail to maintain its status as “well capitalized” under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution or institutions back to “well-capitalized” status. For the duration of such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956.
The current regulatory environment is fluid, with requirements frequently being introduced and amended. It is possible that increases in regulatory capital requirements, changes in how regulatory capital is calculated or increases to liquidity requirements could cause us to increase our capital levels by issuing additional common stock, thus diluting our existing shareholders, or by taking other actions, such as selling company assets. For example, we have been designated as a global systemically important bank (G-SIB) and as such, are subject to a risk-based capital surcharge (G-SIB surcharge) which could increase our capital ratio requirements higher than our estimated G-SIB of 3.0 percent. Further, the G-SIB surcharge applicable to us may change from time to time. Under the final U.S. rules, the G-SIB surcharge is being phased in beginning on January 1, 2016, becoming fully effective on January 1, 2019.
Compliance with the regulatory capital and liquidity requirements may impact our ability to return capital to shareholders and may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations, or hold highly liquid assets, which may adversely affect our results of operations. Additionally, we are required to submit a capital plan to the Federal Reserve on an annual basis. We may be prohibited from taking capital actions such as paying or increasing dividends, or repurchasing securities if the Federal Reserve objects to our capital plan. For additional information, see Capital Management – Regulatory Capital in the MD&A on page 54.

Bank of America 2015 11

The ultimate impact of the Federal Reserve Board’s recently proposed rules requiring U.S. G-SIBs to maintain minimum amounts of long-term debt meeting specified eligibility requirements is uncertain.
On October 30, 2015, the Federal Reserve released for comment proposed rules (the Total Loss-Absorbing Capacity, or TLAC, Rules) that would require the eight U.S. G-SIBs, including Bank of America, to, among other things, maintain minimum amounts of long-term debt satisfying certain eligibility criteria commencing January 1, 2019. As proposed, the TLAC Rules would disqualify from TLAC eligible long-term debt, among other instruments, debt securities that permit acceleration for reasons other than insolvency or payment default, as well as debt securities defined as structured notes in the TLAC Rules and debt securities not governed by U.S. law. Our currently outstanding senior long-term debt typically permits acceleration for reasons other than insolvency or payment default and, as a result, neither such outstanding senior long-term debt nor any subsequently issued senior long-term debt with similar terms would qualify as TLAC eligible long-term debt under the proposed rules. We may need to take action to comply with the final TLAC Rules depending in substantial part on the ultimate eligibility requirements for senior long-term debt and any grandfathering provisions, including actions to conform or replace our existing debt securities.
In the event of our resolution under our preferred single point of entry resolution strategy, such resolution could materially adversely affect our liquidity and financial condition and our ability to pay dividends to shareholders and to pay our obligations.
We are required to annually submit a plan to the Federal Reserve and the FDIC describing our resolution strategy under the U.S. Bankruptcy Code in the event of material financial distress or failure. In our current plan, our preferred resolution strategy is a single point of entry strategy. Under the strategy, upon certain severely adverse capital and liquidity conditions, before filing for resolution with the U.S. Bankruptcy court, we would recapitalize certain key operating subsidiaries by contributing substantially all of our assets (other than the stock of our direct subsidiaries and a reserve for expenses in resolution) with the goal of enabling these subsidiaries to continue operating. Following this recapitalization, only Bank of America Corporation would be resolved under the U.S. Bankruptcy Code. We have arrangements with these key subsidiaries that govern these recapitalizations, which restrict the ability of these subsidiaries to provide funds to us through distributions and advances upon the occurrence of such capital and liquidity conditions. Our obligations under these arrangements are secured by certain of our assets. Any such recapitalizations under our resolution plan and/or these arrangements, or restrictions on the ability of our subsidiaries to provide funds to us, could (i) adversely affect our liquidity and our ability to pay dividends to our shareholders and to pay our obligations, and (ii) result in holders of our securities being in a worse position as a result thereof and suffering greater losses than would have been the case under bankruptcy, FDIC receivership or a different resolution plan.
Further, if the FDIC and Federal Reserve jointly determine that our resolution plan is not credible and we fail to cure the deficiencies, they could impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations, and we could be required to take certain actions that could impose operating costs and could potentially result in the divestiture or restructuring of certain businesses and subsidiaries.

In addition, under the Financial Reform Act, when a G-SIB such as the Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such institution. In the event of such appointment, the FDIC could, among other things, invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. In 2013, the FDIC issued a notice describing its preferred “single point of entry” strategy for resolving a G-SIB. Under this approach, the FDIC could replace the Corporation with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity is held solely for the benefit of our creditors. The FDIC’s single point of entry strategy may result in our security holders suffering greater losses than would have been the case under a different resolution plan than the losses that may have resulted from the application of a bankruptcy proceeding or a different resolution strategy.
We are subject to comprehensive government legislation and regulations, both domestically and internationally, which impact our operating costs, and could require us to make changes to our operations and result in an adverse impact on our results of operations. Additionally, these regulations and uncertainty surrounding the scope and requirements of the final rules implementing recently enacted and proposed legislation, as well as certain settlements and consent orders we have entered into, have increased and will continue to increase our compliance and operational risks and costs.
We are subject to comprehensive regulation under federal and state laws in the U.S. and the laws of the various jurisdictions in which we operate. These laws and regulations significantly affect our business, and have the potential to restrict the scope of our existing businesses, limit our ability to pursue certain business opportunities or make our products and services more expensive for clients and customers.
Significant new legislation and regulations affecting the financial services industry have been enacted or proposed in recent years, both in the U.S. and globally. In response to the financial crisis, the U.S. adopted the Financial Reform Act, which has resulted in significant rulemaking and proposed rulemaking by the U.S. Department of the Treasury, the Federal Reserve, the OCC, the CFPB, Financial Stability Oversight Council, the FDIC, the SEC and CFTC. Under the provisions of the Financial Reform Act known as the “Volcker Rule,” we are prohibited from proprietary trading and limited in our sponsorship of, and investment in, hedge funds, private equity funds and certain other covered private funds. Non-U.S. regulators, such as the U.K. financial regulators and the European Parliament and Commission, have adopted or proposed laws and regulations regarding financial institutions located in their jurisdictions. Recent EU legislative and regulatory initiatives, including those relating to the resolution of financial institutions, the proposed separation of trading activities from core banking services, mandatory on-exchange trading, position limits and reporting rules for derivatives, governance and conduct of business requirements, interchange, and restrictions on compensation, could require us to make significant modifications to our non-U.S. businesses, operations and legal entity structure in order to comply with these requirements.
We continue to make adjustments to our business and operations, legal entity structure and capital and liquidity management policies, procedures and controls to comply with these new and proposed laws and regulations. However, a number of provisions still require final rulemaking, guidance and

12 Bank of America 2015

interpretation by regulatory authorities. Further, we could become subject to regulatory requirements beyond those currently proposed, adopted or contemplated. Accordingly, the cumulative effect of all of the new and proposed legislation and regulations on our business, operations and profitability remains uncertain. This uncertainty necessitates that in our business planning we make certain assumptions with respect to the scope and requirements of the proposed rules. If these assumptions prove incorrect, we could be subject to increased regulatory and compliance risks and costs as well as potential reputational harm. In addition, U.S. and international regulatory initiatives may overlap, and non-U.S. regulations and initiatives may be inconsistent or may conflict with current or proposed regulations in the U.S., which could lead to compliance risks and increased costs.
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they have assumed an increasingly active oversight, inspection and investigatory role across the financial services industry. Regulatory focus is not limited to laws and regulations applicable to the financial services industry specifically, but also extends to other significant regulations such as Office of Foreign Assets Control, Foreign Corrupt Practices Act and U.S. and international anti-money laundering regulations. The number of investigations and proceedings brought by regulators against the financial services industry generally has increased. As part of their enforcement authority, our regulators have the authority to, among other things, assess significant civil or criminal monetary penalties, fines or restitution, issue cease and desist or removal orders and initiate injunctive actions. Recently, the amounts paid by us and other financial institutions to settle proceedings or investigations have been increasing and are likely to continue to increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant consequences for a financial institution, including reputational harm, loss of customers, restrictions on the ability to access capital markets, and the inability to operate certain businesses or offer certain products for a period of time.
The complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of our operations and the increasing aggressiveness of the regulatory environment worldwide, also means that a single event or practice or a series of related events or practices may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Responding to inquiries, investigations, lawsuits and proceedings, regardless of the ultimate outcome of the matter, is time-consuming and expensive and can divert the attention of our senior management from our business. The outcome of such proceedings may be difficult to predict or estimate until late in the proceedings, which may last a number of years.
We are currently subject to the terms of settlements and consent orders that we have entered into with government agencies and may become subject to additional settlements or orders in the future. Such settlements and consent orders impose significant operational and compliance costs on us as they typically require us to enhance our procedures and controls, expand our risk and control functions within our lines of business, invest in technology and hire significant numbers of additional risk, control and compliance personnel. Moreover, if we fail to meet the requirements of the regulatory settlements and orders to which we are subject, or more generally, to maintain risk and control procedures and processes that meet the heightened standards established by our regulators and other government agencies, we could be required to enter into further settlements and orders, pay additional fines, penalties or judgments, or accept material regulatory restrictions on our businesses.
While we believe that we have adopted appropriate risk management and compliance programs, compliance risks will continue to exist, particularly as we adapt to new rules and regulations. We also rely upon third parties who may expose us to compliance and legal risk. Future legislative or regulatory actions, and any required changes to our business or operations, or those of third parties upon whom we rely, resulting from such developments and actions, could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain business opportunities, require us to dispose of or curtail certain businesses, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, or otherwise adversely affect our businesses. In addition, legal and regulatory proceedings and other contingencies will arise from time to time that may result in fines, penalties, equitable relief and changes to our business practices. As a result, we are and will continue to be subject to heightened compliance and operating costs that could adversely affect our results of operations.
We are subject to significant financial and reputational risks from potential liability arising from lawsuits, and regulatory and government action.
We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation, and regulatory and government proceedings against us and other financial institutions remains high. Greater than expected litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could have adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business results and prospects. We continue to experience a significant volume of litigation and other disputes, including claims for contractual indemnification, with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties have grown more litigious. Among other things, financial institutions, including the Corporation, increasingly have been the subject of claims alleging anti-competitive conduct with respect to various products and markets, including U.S. antitrust class actions claiming joint and several liability for treble damages. Our experience with certain regulatory authorities suggests an increasing supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. Recent actions by regulators and government agencies indicate that they may, on an industry basis, increasingly pursue claims under the Financial Institutions Reform, Recovery, and Enforcement act of 1989 (FIRREA) and the False Claims Act, as well as claims under the antitrust laws. FIRREA contemplates civil monetary penalties as high as $1.1 million per violation or, if permitted by the court, based on pecuniary gain derived or pecuniary loss suffered as a result of the violation. Treble damages are potentially available for False Claims Act and antitrust claims. The ongoing environment of additional regulation, increased regulatory compliance burdens, and enhanced regulatory and governmental enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory

Bank of America 2015 13

environment, has resulted in operational and compliance costs and may limit our ability to continue providing certain products and services.
For more information on litigation risks, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
We may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations.
The U.S. Congress and the Administration have indicated an interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35 percent corporate tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impacts from the remeasurement of deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impacts reform proposals might have on income tax expense.
The Corporation has $7.3 billion of U.K. net deferred tax assets which consist primarily of net operating losses that are expected to be realized by certain subsidiaries over an extended number of years. Adjusted pretax income for these subsidiaries for 2015, 2014 and 2013 on a cumulative basis totaled $2.1 billion, excluding the impact of debit valuation adjustments and the adoption impact of a funding valuation adjustment. Adverse developments with respect to tax laws or to other material factors, such as a prolonged worsening of Europe’s capital markets, could lead management to reassess and/or change its current conclusion that no valuation allowance is necessary with respect to our U.K. net deferred tax assets.
Other countries have also proposed and adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. The EU has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. BHCs and other financial institutions as well as branches of non-U.K. banks located in the U.K.; (ii) adopted a Bank Levy, which applies to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; and (iii) proposed the creation and production of recovery and resolution plans by U.K.-regulated entities.
Risk of the Competitive Environment in which We Operate
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and will continue to experience intense competition from local and global financial institutions as well as new entrants, in both domestic and foreign markets. Additionally, the changing regulatory environment may create competitive disadvantages for certain financial institutions given geography-driven capital and liquidity requirements. For example, U.S. regulators have in certain instances adopted stricter capital and liquidity requirements than those applicable to non-U.S. institutions. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it easier for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions including electronic securities trading, marketplace lending, and payment processing. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share.
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. We continue to face increased public and regulatory scrutiny as well as alleged irregularities in servicing, foreclosure, consumer collections, mortgage loan modifications and other practices, compensation practices, and the suitability or reasonableness of recommending particular trading or investment strategies.
Harm to our reputation can also arise from other sources, including employee misconduct, security breaches, unethical behavior, litigation or regulatory outcomes, failing to deliver standards of service and quality expected by our customers and clients, compliance failures, inadequacy of responsiveness to internal controls, unintended disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors. In addition, adverse publicity or negative information posted on social media websites, whether or not factually correct, may adversely impact our business prospects or financial results. Actions by the financial services industry generally or by certain members or individuals in the industry also can adversely affect our reputation.
We are subject to complex and evolving laws and regulations regarding privacy, data protections and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. We face regulatory, reputational and operational risks if personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused.
We could suffer reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions, which could adversely affect our businesses.
Our actual or perceived failure to address these and other issues gives rise to reputational risk that could cause harm to us and our business prospects, including failure to properly address operational risks. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

14 Bank of America 2015

Our ability to attract and retain qualified employees is critical to the success of our business and failure to do so could hurt our business prospects and competitive position.
Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense. Our competitors include non-U.S. based institutions and institutions subject to different compensation and hiring regulations than those imposed on U.S. institutions and financial institutions.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve, the FDIC or other regulators around the world. For instance, recent EU rules limit and subject to clawback certain forms of variable compensation for senior employees. Current and potential future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual incentive compensation paid to our senior employees has in recent years taken the form of long-term equity awards. Therefore, the ultimate value of this compensation depends on the price of our common stock when the awards vest. If we are unable to continue to attract and retain qualified individuals, our business prospects and competitive position could be adversely affected.
Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business.
Our business model is based on a diversified mix of business that provides a broad range of financial products and services, delivered through multiple distribution channels. Our success depends on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competitors to provide products and services at lower prices and this may impact our ability to grow revenue and/or effectively compete, in part, due to legislative and regulatory developments that affect the competitive landscape. Additionally, the competitive landscape may be impacted by the growth of non-depository institutions that offer products that were traditionally banking products as well as new innovative products. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

Risks Related to Risk Management
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, including hedging strategies and techniques that seek to balance our ability to profit from trading positions with our exposure to potential losses, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. For instance, we use various models to assess and control risk, but those are subject to inherent limitations.
Additionally, we are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risk, as well as to manage changing business needs.
Our risk management framework is also dependent on ensuring that a sound risk culture exists throughout the Corporation, as well as ensuring that we manage risks associated with third parties and vendors. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and the overall complexity of our operations, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage risks.
For more information about our risk management policies and procedures, see Managing Risk in the MD&A on page 49.
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
The potential for operational risk exposure exists throughout our organization and as a result of our interactions with third parties, and is not limited to our operational functions. Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to

Bank of America 2015 15

operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our businesses are highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment. We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyber attacks. These cyber attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches, that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Corporation, our employees, our customers or of third parties, or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. For example, in recent years, we have been subject to malicious activity, including distributed denial of service attacks. Additionally, several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers, some of whom were our cardholders. Although these incidents have not, to date, had a material impact on us, we believe that such incidents will continue, and we are unable to predict the severity of such future attacks on us. Our counterparties, regulators, customers and clients, and other third parties with whom we or our customers and clients interact are exposed to similar incidents, and incidents affecting those third parties could impact us.

Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber attacks or other information or other security breaches, there can be no assurance that we will not suffer such losses or other consequences in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, and our role in the financial services industry and the broader economy, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, the continued uncertain global economic environment, threats of cyber terrorism, external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends, and system and customer account updates and conversions. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.
We also face indirect technology, cyber security and operational risks relating to the third parties with whom we do business or upon whom we rely to facilitate or enable our business activities. In addition to customers and clients, the third parties with whom we interact and upon whom we rely include financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power, and retailers for whom we process transactions. Each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. Any such cyber attack, information breach or loss, or technology failure of a third party could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses. As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including the Corporation. For example, in recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both individual and industry-wide bases, as disparate complex systems need to be integrated, often on an accelerated basis. Any such cyber attack, information breach or loss, failure, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses.
Any of the matters discussed above could result in our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or

16 Bank of America 2015

destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations, liquidity and financial condition.
Risk of Being an International Business
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate.
We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, financial, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments, oil price fluctuation and changes in legislation. These risks are especially elevated in emerging markets. A number of non-U.S. jurisdictions in which we do business have been negatively impacted by slowing growth rates or recessionary conditions, market volatility and/or political unrest. The eurozone economy grew modestly in 2015 but faces continuing challenges, including uncertainty regarding economic performance in emerging markets, some weakened appreciably by the severe decline in oil prices. The influx of refugees, related to the war in Syria, and continued political uncertainty relating to various nations’ fiscal plans have the potential to negatively impact consumer and business confidence and credit factors, affecting our business and operation results. Notably, sovereign debt purchases by the European Central Bank have supported Southern European financial markets but risks remain. The economy in China continues to gradually slow while facing longer term readjustment challenge. Russia and Brazil remain nations in the midst of severe downturns.
Additionally, the U.K. government has announced the possibility of a referendum regarding the U.K.’s continued membership in the EU. The referendum is expected to occur before the end of 2017. An exit of the U.K. from the EU could significantly affect the fiscal, monetary and regulatory landscape in the U.K. We conduct business in Europe primarily through our U.K. subsidiaries. An exit from the EU could impact our operations in the EU and may result in moving some of our operations in the U.K. to our EU based entities, which could impose costs on us and could have an impact on our business, finance condition and results of operations.
Potential risks of default on sovereign debt in some non-U.S. jurisdictions remain and could expose us to substantial losses. Risks in one nation can limit our opportunities for portfolio growth and negatively affect our operations in another nation or nations, including our U.S. operations. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, corporate investment and job creation, bankruptcy rates, levels of incurrence and default on consumer debt and corporate debt, economic growth rates and asset values, among other factors. Any such unfavorable conditions or developments could have an adverse impact on our company.

Our non-U.S. businesses are also subject to extensive regulation by various regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our potential inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation in general.
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
In addition to non-U.S. legislation, our international operations are also subject to U.S. legal requirements. For example, our international operations are subject to U.S. laws on foreign corrupt practices, the Office of Foreign Assets Control, and anti-money laundering regulations.
We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response thereto and/or military conflicts, which could adversely affect business and economic conditions abroad as well as in the U.S.
For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A on page 86.
Risk from Accounting Changes
Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board (FASB), the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation possibly needing to revise and republish prior-period financial statements.
The FASB issued in 2012 a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model

Bank of America 2015 17

for loans with an “expected loss” model. The FASB has indicated a tentative effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. The final standard may materially reduce retained earnings in the period of adoption.
For more information on some of our critical accounting policies and recent accounting changes, see Complex Accounting Estimates in the MD&A on page 100 and Note 1 – Summary of

Significant Accounting Principles to the Consolidated Financial Statements.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
As of December 31, 2015, our principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,200,392
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	1,798,373
Bank of America Merrill Lynch Financial Centre	London, UK	4 Building Campus	Global Banking and Global Markets	Leased	565,931
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790

(1)	For leased properties, property square feet represents the square footage occupied by the Corporation.

(2)	The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 84.3 million square feet in 22,512 facility and ATM locations globally, including approximately 78.4 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands and Puerto Rico) and approximately 5.9 million square feet in more than 35 countries.
We believe our owned and leased properties are adequate for our business needs and are well maintained. We continue to evaluate our owned and leased real estate and may determine from time to time that certain of our premises and facilities, or ownership structures, are no longer necessary for our operations. In connection therewith, we are evaluating the sale or sale/leaseback of certain properties and we may incur costs in connection with any such transactions.

Item 3. Legal Proceedings
See Litigation and Regulatory Matters in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None

18 Bank of America 2015

Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also listed on the London Stock Exchange and the Tokyo Stock Exchange. As of February 23, 2016, there were 193,422 registered shareholders of common stock. The table below sets forth the high and low closing sales prices of the common stock on the New York Stock Exchange for the periods indicated during 2014 and 2015, as well as the dividends we paid on a quarterly basis:

	Quarter	High	Low	Dividend
2014	First	$17.92	$16.10	$0.01
	Second	17.34	14.51	0.01
	Third	17.18	14.98	0.05
	Fourth	18.13	15.76	0.05
2015	First	17.90	15.15	0.05
	Second	17.67	15.41	0.05
	Third	18.45	15.26	0.05
	Fourth	17.95	15.38	0.05
For more information regarding our ability to pay dividends, see Note 13 – Shareholders’ Equity and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated herein by reference.
For information on our equity compensation plans, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements and Item 12 on page 254 of this report, which are incorporated herein by reference.
The table below presents share repurchase activity for the three months ended December 31, 2015. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
October 1 - 31, 2015	16,051	$16.20	16,051	$2,166
November 1 - 30, 2015	31,129	17.37	31,060	1,626
December 1 - 31, 2015	2	17.47	—	1,626
Three months ended December 31, 2015	47,182	16.97

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 11, 2015, the Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation’s common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, during the period from April 1, 2015 through June 30, 2016. For additional information, see Capital Management -- CCAR and Capital Planning on page 53 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of its equity securities in 2015.
Item 6. Selected Financial Data
See Table 8 in the MD&A on page 29 and Statistical Table X in the MD&A on page 118, which are incorporated herein by reference.

Bank of America 2015 19

Item 7. Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations

20 Bank of America 2015

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “believes,” “continue,” "suggests" and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its future results and revenues, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to distinguish certain aspects of the ACE Securities Corp. v. DB Structured Products, Inc. (ACE) decision or to assert other claims seeking to avoid the impact of the ACE decision; the possibility that the Corporation could face servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory proceedings, including the possibility that amounts may be in excess of the Corporation’s recorded liability and estimated range of possible losses for litigation exposures; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, currency exchange rates and economic conditions; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior and other uncertainties; the impact on the Corporation’s business, financial condition and results of operations of a potential higher interest rate environment; the impact on the Corporation’s business, financial condition and results of operations from a protracted period of lower oil prices; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements, including the potential adoption of total loss-absorbing capacity requirements; the potential for payment protection insurance exposure to increase as a result of Financial Conduct Authority actions; the possible impact of Federal Reserve actions on the Corporation’s capital plans; the impact of implementation and compliance with new and evolving U.S. and international regulations, including, but not limited to, recovery and resolution planning requirements, the Volcker Rule, and derivatives regulations; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks and other similar matters.
Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated by reference into the MD&A. Certain prior-year amounts have been reclassified to conform to current-year presentation. Throughout the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.

Bank of America 2015 21

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2015, the Corporation had approximately $2.1 trillion in assets and approximately 213,000 full-time equivalent employees.
As of December 31, 2015, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population, and we serve approximately 47 million consumer and small business relationships with approximately 4,700 retail financial centers, approximately 16,000 ATMs, nationwide call centers, and leading online and mobile banking platforms (www.bankofamerica.com). We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of nearly $2.5 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
2015 Economic and Business Environment
In the U.S., the economy grew in 2015 for the seventh consecutive year. Following a soft start to the year partly reflecting severe winter weather and other temporary factors, economic growth picked up mid-year before a mild deceleration near year end. While economic growth struggled to reach two percent in the year, the labor market continued to improve. Payroll gains were solid, while the unemployment rate fell to five percent late in the year. With steady employment gains and continued low oil prices, consumer spending increased at a strong pace for most of the year and residential construction gained momentum. Core inflation (which excludes certain items which may be subject to frequent volatile price changes, like food and energy) remained relatively unchanged in 2015, more than half a percentage point below the Board of Governors of the Federal Reserve System’s (Federal Reserve) longer-term target of two percent. Inflation was suppressed by falling energy costs.
U.S. household net worth rose for a seventh consecutive year, but at a slower pace in 2015. After a modest first half of the year, home prices rebounded in the second half of 2015 and rose more than five percent in 2015, while equity markets registered little net change. With energy costs continuing to decline in 2015, the consumer spending outlook remained positive, although the negative impacts on energy-related investments hurt the manufacturing economy and continued to impact financial markets. With the sharp U.S. Dollar appreciation in late 2014 and 2015, export gains slowed, further weakening manufacturing, while import growth was steady, resulting in a decline in net exports and a negative impact on 2015 gross domestic product growth.
U.S. Treasury yields were unstable, but rose modestly over the course of the year, as a rate hike from the Federal Reserve neared. At its final meeting of the year, the Federal Open Market Committee (FOMC) raised its target range for the Federal funds rate by 25 basis points (bps), its first rate increase in over nine years. At the same time, the Federal Reserve repeated its expectation that policy would be normalized gradually, and would remain accommodative for the foreseeable future. Amid the contrast between U.S. tightening of monetary policy versus the easing of monetary policy in much of the world, the U.S. Dollar appreciated significantly over the year, especially against emerging market and commodity-oriented currencies.
Internationally, the eurozone continued to grow modestly in 2015, as the European Central Bank (ECB) began a program of significant purchases of sovereign debt, helping to keep bond yields low and to maintain stability in southern European markets. Core inflation in the eurozone stabilized early and then edged higher over the year. The Euro/U.S. Dollar exchange rate continued to decline early in the year driven by the differing directions of U.S. and eurozone monetary policies, further boosting European competitiveness. However, the eurozone remains vulnerable to economic slowing in emerging markets. Late in the year, the ECB extended its horizon for bond purchases, but failed to increase their size.
Economic growth was slow and uncertain in Japan, while the 2014 gains in core inflation were reversed. Declining energy costs continued to hurt Russia’s economy, which remained in recession for 2015. Brazil’s recession also continued, aggravated by extreme policy uncertainty. Amid continued gradual economic moderation, China eased monetary policy during the year, but continued its focus on longer-run issues including increasing its focus on rebalancing the economy and encouraging consumer spending.
Recent Events
Settlement with Bank of New York Mellon
The final conditions of the settlement with the Bank of New York Mellon (BNY Mellon) have been satisfied and, accordingly, the Corporation made the settlement payment of $8.5 billion in February 2016. The settlement payment was previously fully reserved. Pursuant to the settlement agreement, allocation and distribution of the $8.5 billion settlement payment is the responsibility of the residential mortgage-backed securities (RMBS) trustee, BNY Mellon. On February 5, 2016, BNY Mellon filed an Article 77 proceeding in the New York County Supreme Court asking the court for instruction with respect to certain issues concerning the distribution of each trust’s allocable share of the settlement payment and asking that the settlement payment be ordered to be held in escrow pending the outcome of this Article 77 proceeding. The Corporation is not a party to this proceeding. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations on page 46.

22 Bank of America 2015

Capital Management
During 2015, we repurchased approximately $2.4 billion of common stock, with an average price of $16.92 per share, in connection with our 2015 Comprehensive Capital Analysis and Review (CCAR) capital plan, which included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share.
Based on the conditional non-objection we received from the Federal Reserve on our 2015 CCAR submission, we were required to resubmit our CCAR capital plan by September 30, 2015 and address certain weaknesses the Federal Reserve identified in our capital planning process. We have established plans and taken actions which addressed the identified weaknesses, and we resubmitted our CCAR capital plan on September 30, 2015. The Federal Reserve announced that it did not object to our resubmitted CCAR capital plan on December 10, 2015.
As an Advanced approaches institution, under Basel 3, we were required to complete a qualification period (parallel run) to demonstrate compliance with the Basel 3 Advanced approaches capital framework to the satisfaction of U.S. banking regulators. We received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements beginning in the fourth quarter of 2015. As previously disclosed, with the approval to exit parallel run, U.S. banking regulators requested modifications to certain internal analytical models including the wholesale (e.g., commercial) credit models. All requested modifications were incorporated, which increased our risk-weighted assets, and are reflected in the risk-based ratios in the fourth quarter of 2015. Having exited parallel run on October 1, 2015, we are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the Prompt Corrective Action (PCA) framework and was the Advanced approaches in the fourth quarter of 2015. For additional information, see Capital Management on page 53.

Trust Preferred Securities
On December 29, 2015, the Corporation provided notice of the redemption on January 29, 2016 of all trust preferred securities of Merrill Lynch Preferred Capital Trust III, Merrill Lynch Preferred Capital Trust IV and Merrill Lynch Preferred Capital Trust V (the Trust Preferred Securities). In connection with the Corporation’s acquisition of Merrill Lynch & Co., Inc. in 2009, the Corporation recorded a discount to par value as purchase accounting adjustments associated with the Trust Preferred Securities. The Corporation recorded a $612 million charge to net interest income related to the discount on these securities.
New Accounting Guidance on Recognition and Measurement of Financial Instruments
In January 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance on recognition and measurement of financial instruments. The Corporation has early adopted, retrospective to January 1, 2015, the provision that requires the Corporation to present unrealized gains and losses resulting from changes in the Corporation’s own credit spreads on liabilities accounted for under the fair value option (referred to as debit valuation adjustments, or DVA) in accumulated other comprehensive income (OCI). The impact of the adoption was to reclassify, as of January 1, 2015, unrealized DVA losses of $2.0 billion pretax ($1.2 billion after tax) from retained earnings to accumulated OCI. Further, pretax unrealized DVA gains of $301 million, $301 million and $420 million were reclassified from other income to accumulated OCI for the third, second and first quarters of 2015, respectively. This had the effect of reducing net income as previously reported for the aforementioned quarters by $187 million, $186 million and $260 million, or approximately $0.02 per share in each quarter. This change is reflected in consolidated results and the Global Markets segment results. Results for 2014 were not subject to restatement under the provisions of the new accounting guidance.

Selected Financial Data
Table 1 provides selected consolidated financial data for 2015 and 2014.

Table 1	Selected Financial Data

(Dollars in millions, except per share information)		2015	2014
Income statement
Revenue, net of interest expense (FTE basis) (1)		$83,416	$85,116
Net income		15,888	4,833
Diluted earnings per common share		1.31	0.36
Dividends paid per common share		0.20	0.12
Performance ratios
Return on average assets		0.74%	0.23%
Return on average tangible common shareholders’ equity (1)		9.11	2.52
Efficiency ratio (FTE basis) (1)		68.56	88.25
Balance sheet at year end
Total loans and leases		$903,001	$881,391
Total assets		2,144,316	2,104,534
Total deposits		1,197,259	1,118,936
Total common shareholders’ equity		233,932	224,162
Total shareholders’ equity		256,205	243,471

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible common shareholders’ equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information, see Supplemental Financial Data on page 30, and for corresponding reconciliations to GAAP financial measures, see Statistical Table XIII.

Bank of America 2015 23

Financial Highlights
Net income was $15.9 billion, or $1.31 per diluted share in 2015 compared to $4.8 billion, or $0.36 per diluted share in 2014. The results for 2015 compared to 2014 were primarily driven by a decrease of $15.2 billion in litigation expense, as well as decreases in all other noninterest expense categories, partially offset by a decline in net interest income on a fully taxable-equivalent (FTE) basis, higher provision for credit losses and lower revenue. Included in net interest income on an FTE basis was a charge related to the discount on certain trust preferred securities of $612 million in 2015, as well as a negative market-related adjustment on debt securities of $296 million compared to a negative market-related adjustment of $1.1 billion in 2014.
Total assets increased $39.8 billion from December 31, 2014 to $2.1 trillion at December 31, 2015 primarily driven by an increase in debt securities due to the deployment of deposit inflows, an increase in loans driven by strong demand for commercial loans outpacing consumer loan sales and run-off, and higher cash and cash equivalents from strong deposit inflows. Total liabilities increased $27.0 billion from December 31, 2014 to $1.9 trillion at December 31, 2015 primarily driven by an increase in deposits, partially offset by declines in securities loaned or sold under agreements to repurchase, trading account liabilities and long-term debt. During 2015, we returned $5.9 billion in capital to shareholders through common and preferred stock dividends and share repurchases. For more information on the balance sheet, see Executive Summary – Balance Sheet Overview on page 27.
From a capital management perspective, during 2015, we maintained our strong capital position with Common equity tier 1 capital of $163.0 billion, risk-weighted assets of $1,602 billion and a Common equity tier 1 capital ratio of 10.2 percent at December 31, 2015 as measured under the Basel 3 Advanced – Transition. On September 3, 2015, we received approval to exit parallel run and begin using the Basel 3 Advanced approaches capital framework to determine risk-based capital requirements in the fourth quarter of 2015. The Corporation’s transitional supplementary leverage ratio (SLR) was 6.6 percent and 6.2 percent at December 31, 2015 and 2014, both above the 5.0 percent required minimum. Our Global Excess Liquidity Sources were $504 billion with time-to-required funding at 39 months at December 31, 2015 compared to $439 billion and 39 months at December 31, 2014. For additional information, see Capital Management on page 53 and Liquidity Risk on page 60.

Table 2	Summary Income Statement

(Dollars in millions)		2015	2014
Net interest income (FTE basis) (1)		$40,160	$40,821
Noninterest income		43,256	44,295
Total revenue, net of interest expense (FTE basis) (1)		83,416	85,116
Provision for credit losses		3,161	2,275
Noninterest expense		57,192	75,117
Income before income taxes (FTE basis) (1)		23,063	7,724
Income tax expense (FTE basis) (1)		7,175	2,891
Net income		15,888	4,833
Preferred stock dividends		1,483	1,044
Net income applicable to common shareholders		$14,405	$3,789

Per common share information
Earnings		$1.38	$0.36
Diluted earnings		1.31	0.36

(1)
FTE basis is a non-GAAP financial measure. For more information on this measure, see Supplemental Financial Data on page 30, and for a corresponding reconciliation to GAAP financial measures, see Statistical Table XIII.

Net Interest Income
Net interest income on an FTE basis decreased $661 million to $40.2 billion in 2015 compared to 2014. The net interest yield on an FTE basis decreased five bps to 2.20 percent for 2015. These declines were primarily driven by lower loan yields and consumer loan balances, as well as a charge of $612 million in 2015 related to the discount on certain trust preferred securities, partially offset by a $785 million improvement in market-related adjustments on debt securities, lower funding costs, higher trading-related net interest income, lower rates paid on deposits and commercial loan growth. Market-related adjustments on debt securities resulted in an expense of $296 million in 2015 compared to an expense of $1.1 billion in 2014. Negative market-related adjustments on debt securities were primarily due to the acceleration of premium amortization on debt securities as the decline in long-term interest rates shortened the estimated lives of mortgage-related debt securities. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

24 Bank of America 2015

Noninterest Income

Table 3	Noninterest Income

(Dollars in millions)		2015	2014
Card income		$5,959	$5,944
Service charges		7,381	7,443
Investment and brokerage services		13,337	13,284
Investment banking income		5,572	6,065
Equity investment income		261	1,130
Trading account profits		6,473	6,309
Mortgage banking income		2,364	1,563
Gains on sales of debt securities		1,091	1,354
Other income		818	1,203
Total noninterest income		$43,256	$44,295
Noninterest income decreased $1.0 billion to $43.3 billion for 2015 compared to 2014. The following highlights the significant changes.

•	Investment banking income decreased $493 million driven by lower debt and equity issuance fees, partially offset by higher advisory fees.

•
Equity investment income decreased $869 million as 2014 included a gain on the sale of a portion of an equity investment and gains from an initial public offering (IPO) of an equity investment in Global Markets.

•
Trading account profits increased $164 million. Excluding DVA, trading account profits decreased $330 million driven by declines in credit-related products reflecting lower client activity, partially offset by strong performance in equity derivatives, increased client activity in equities in the Asia-Pacific region, improvement in currencies on higher client flows and increased volatility. For more information on trading account profits, see Global Markets on page 40.

•
Mortgage banking income increased $801 million primarily due to lower provision for representations and warranties in 2015 compared to 2014, and to a lesser extent, improved mortgage servicing rights (MSR) net-of-hedge performance and an increase in core production revenue, partially offset by a decline in servicing fees.

•
Other income decreased $385 million primarily due to DVA gains of $407 million in 2014 compared to DVA losses of $633 million in 2015, partially offset by higher gains on asset sales and lower U.K. consumer payment protection insurance (PPI) costs in 2015. For more information on the accounting change related to DVA, see Executive Summary – Recent Events on page 22.

Provision for Credit Losses

Table 4	Credit Quality Data

(Dollars in millions)	2015	2014
Provision for credit losses
Consumer	$2,208	$1,482
Commercial	953	793
Total provision for credit losses	$3,161	$2,275

Net charge-offs (1)	$4,338	$4,383
Net charge-off ratio (2)	0.50%	0.49%

(1)	Net charge-offs exclude write-offs in the purchased credit-impaired loan portfolio.

(2)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
The provision for credit losses increased $886 million to $3.2 billion for 2015 compared to 2014. The provision for credit losses was $1.2 billion lower than net charge-offs for 2015, resulting in a reduction in the allowance for credit losses. The provision for credit losses in 2014 included $400 million of additional costs associated with the consumer relief portion of the settlement with the U.S. Department of Justice (DoJ). Excluding these additional costs, the provision for credit losses in the consumer portfolio increased $1.1 billion compared to 2014 due to a slower pace of portfolio improvement than in 2014, and also due to a lower level of recoveries on nonperforming loan sales and other recoveries in 2015. The provision for credit losses for the commercial portfolio increased $160 million in 2015 compared to 2014 driven by energy sector exposure and higher unfunded balances. The decrease in net charge-offs was primarily due to credit quality improvement in the consumer portfolio, partially offset by higher net charge-offs in the commercial portfolio primarily due to lower net recoveries in commercial real estate and higher energy-related net charge-offs.
As we look at 2016, reserve releases are expected to decrease from 2015 levels. All else equal, this would result in increased provision expense, assuming sustained stability in underlying asset quality. For more information on the provision for credit losses, see Provision for Credit Losses on page 88.

Bank of America 2015 25

Noninterest Expense

Table 5	Noninterest Expense

(Dollars in millions)		2015	2014
Personnel		$32,868	$33,787
Occupancy		4,093	4,260
Equipment		2,039	2,125
Marketing		1,811	1,829
Professional fees		2,264	2,472
Amortization of intangibles		834	936
Data processing		3,115	3,144
Telecommunications		823	1,259
Other general operating		9,345	25,305
Total noninterest expense		$57,192	$75,117
Noninterest expense decreased $17.9 billion to $57.2 billion for 2015 compared to 2014. The following highlights the significant changes.

•	Personnel expense decreased $919 million as we continue to streamline processes, reduce headcount and achieve cost savings.

•	Occupancy decreased $167 million primarily due to our focus on reducing our rental footprint.

•	Professional fees decreased $208 million due to lower default-related servicing expenses and legal fees.

•	Telecommunications expense decreased $436 million due to efficiencies gained as we have simplified our operating model, including in-sourcing certain functions.

•
Other general operating expense decreased $16.0 billion primarily due to a decrease of $15.2 billion in litigation expense which was primarily related to previously disclosed legacy mortgage-related matters and other litigation charges in 2014.

Income Tax Expense

Table 6	Income Tax Expense

(Dollars in millions)		2015	2014
Income before income taxes		$22,154	$6,855
Income tax expense		6,266	2,022
Effective tax rate		28.3%	29.5%
The effective tax rate for 2015 was driven by our recurring tax preference benefits and tax benefits related to certain non-U.S. restructurings, partially offset by a charge for the impact of the U.K. tax law changes discussed below. The effective tax rate for 2014 was driven by our recurring tax preference benefits, the resolution of several tax examinations and tax benefits from non-U.S. restructurings, partially offset by the non-deductible treatment of certain litigation charges. We expect an effective tax rate in the low 30 percent range, absent unusual items, for 2016.
On November 18, 2015, the U.K. Finance (No. 2) Act 2015 (the Act) was enacted, reducing the U.K. corporate income tax rate by two percent to 18 percent. The first one percent reduction will be effective on April 1, 2017 and the second on April 1, 2020. The Act also included a tax surcharge on banking companies of eight percent, effective on January 1, 2016, and provided that existing net operating loss carryforwards may not reduce the additional eight percent income tax liability. Lastly, the Act provided that expenses for certain compensation payments, such as PPI, are not deductible to the extent attributable to July 8, 2015 or later. These provisions resulted in a charge of approximately $290 million in 2015, primarily from remeasuring our U.K. deferred tax assets.

26 Bank of America 2015

Balance Sheet Overview

Table 7	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2015	2014	% Change
Assets
Cash and cash equivalents		$159,353	$138,589	15%
Federal funds sold and securities borrowed or purchased under agreements to resell		192,482	191,823	—
Trading account assets		176,527	191,785	(8)
Debt securities		407,005	380,461	7
Loans and leases		903,001	881,391	2
Allowance for loan and lease losses		(12,234)	(14,419)	(15)
All other assets		318,182	334,904	(5)
Total assets		$2,144,316	$2,104,534	2
Liabilities
Deposits		$1,197,259	$1,118,936	7
Federal funds purchased and securities loaned or sold under agreements to repurchase		174,291	201,277	(13)
Trading account liabilities		66,963	74,192	(10)
Short-term borrowings		28,098	31,172	(10)
Long-term debt		236,764	243,139	(3)
All other liabilities		184,736	192,347	(4)
Total liabilities		1,888,111	1,861,063	1
Shareholders’ equity		256,205	243,471	5
Total liabilities and shareholders’ equity		$2,144,316	$2,104,534	2
Assets
At December 31, 2015, total assets were approximately $2.1 trillion, up $39.8 billion from December 31, 2014. The increase in assets was primarily driven by an increase in debt securities due to the deployment of deposit inflows, an increase in loans and leases driven by strong demand for commercial loans outpacing consumer loan sales and run-off, and higher cash and cash equivalents from strong deposit inflows. These increases were partially offset by a decrease in trading account assets due to repositioning activity on the balance sheet, and a decrease in all other assets.
The Corporation took certain actions in 2015 to further strengthen liquidity in response to the Basel 3 Liquidity Coverage Ratio (LCR) requirements. Most notably, we exchanged residential mortgage loans supported by long-term standby agreements with Fannie Mae (FNMA) and Freddie Mac (FHLMC) into debt securities guaranteed by FNMA and FHLMC, which further improved liquidity in the asset and liability management (ALM) portfolio.
Cash and Cash Equivalents
Cash and cash equivalents increased $20.8 billion primarily due to strong deposit inflows driven by growth in customer and client activity, partially offset by commercial loan growth.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell remained relatively unchanged compared to December 31, 2014, as an increase in securities borrowed of $3.3 billion was offset by a decrease in reverse repurchase agreements of $2.6 billion.

Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets decreased $15.3 billion primarily due to balance sheet repositioning activity driven by client demand within Global Markets.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create economically attractive returns on these investments. Debt securities increased $26.5 billion primarily driven by the deployment of deposit inflows and the exchange of certain loans into debt securities. For more information on debt securities, see Note 3 – Securities to the Consolidated Financial Statements.
Loans and Leases
Loans and leases increased $21.6 billion driven by strong demand for commercial loans, outpacing consumer loan sales and run-off. For more information on the loan portfolio, see Credit Risk Management on page 65.
Allowance for Loan and Lease Losses
Allowance for loan and lease losses decreased $2.2 billion primarily due to the impact of improvements in credit quality from the improving economy. For additional information, see Allowance for Credit Losses on page 88.

Bank of America 2015 27

All Other Assets
All other assets decreased $16.7 billion driven by a decrease in other noninterest receivables, loans held-for-sale (LHFS) and derivative assets.
Liabilities
At December 31, 2015, total liabilities were approximately $1.9 trillion, up $27.0 billion from December 31, 2014, primarily driven by an increase in deposits, partially offset by declines in securities loaned or sold under agreements to repurchase, trading account liabilities and long-term debt.
Deposits
Deposits increased $78.3 billion due to an increase in retail deposits.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase decreased $27.0 billion due to a decrease in repurchase agreements.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, corporate securities, and non-U.S. sovereign debt. Trading account liabilities decreased $7.2 billion primarily due to lower levels of short U.S. Treasury positions due to balance sheet repositioning activity driven by client demand within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings decreased $3.1 billion due to planned reductions in FHLB borrowings. For more information on short-term borrowings, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings to the Consolidated Financial Statements.
Long-term Debt
Long-term debt decreased $6.4 billion primarily due to the impact of revaluation of non-U.S. Dollar debt and changes in fair value for debt accounted for under the fair value option. These impacts were substantially offset through derivative hedge transactions. Excluding these two factors, total long-term debt remained relatively unchanged in 2015. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
All other liabilities decreased $7.6 billion due to a decrease in derivative liabilities.
Shareholders’ Equity
Shareholders’ equity increased $12.7 billion driven by earnings and preferred stock issuances, partially offset by returns of capital to shareholders of $5.9 billion through common and preferred stock dividends and share repurchases, as well as a decrease in accumulated OCI due primarily to an increase in unrealized losses on available-for-sale (AFS) debt securities as a result of the increase in interest rates.
Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the debt securities portfolio and loans and leases. Our financing activities reflect cash flows primarily related to customer deposits, securities financing agreements and long-term debt. For additional information on liquidity, see Liquidity Risk on page 60.

28 Bank of America 2015

Table 8	Five-year Summary of Selected Financial Data (1)

(In millions, except per share information)		2015	2014	2013	2012	2011
Income statement
Net interest income		$39,251	$39,952	$42,265	$40,656	$44,616
Noninterest income		43,256	44,295	46,677	42,678	48,838
Total revenue, net of interest expense		82,507	84,247	88,942	83,334	93,454
Provision for credit losses		3,161	2,275	3,556	8,169	13,410
Goodwill impairment		—	—	—	—	3,184
Merger and restructuring charges		—	—	—	—	638
All other noninterest expense		57,192	75,117	69,214	72,093	76,452
Income (loss) before income taxes		22,154	6,855	16,172	3,072	(230)
Income tax expense (benefit)		6,266	2,022	4,741	(1,116)	(1,676)
Net income		15,888	4,833	11,431	4,188	1,446
Net income applicable to common shareholders		14,405	3,789	10,082	2,760	85
Average common shares issued and outstanding		10,462	10,528	10,731	10,746	10,143
Average diluted common shares issued and outstanding		11,214	10,585	11,491	10,841	10,255
Performance ratios
Return on average assets		0.74%	0.23%	0.53%	0.19%	0.06%
Return on average common shareholders’ equity		6.26	1.70	4.62	1.27	0.04
Return on average tangible common shareholders’ equity (2)		9.11	2.52	6.97	1.94	0.06
Return on average tangible shareholders’ equity (2)		8.83	2.92	7.13	2.60	0.96
Total ending equity to total ending assets		11.95	11.57	11.07	10.72	10.81
Total average equity to total average assets		11.67	11.11	10.81	10.75	9.98
Dividend payout		14.51	33.31	4.25	15.86	n/m
Per common share data
Earnings		$1.38	$0.36	$0.94	$0.26	$0.01
Diluted earnings		1.31	0.36	0.90	0.25	0.01
Dividends paid		0.20	0.12	0.04	0.04	0.04
Book value		22.54	21.32	20.71	20.24	20.09
Tangible book value (2)		15.62	14.43	13.79	13.36	12.95
Market price per share of common stock
Closing		$16.83	$17.89	$15.57	$11.61	$5.56
High closing		18.45	18.13	15.88	11.61	15.25
Low closing		15.15	14.51	11.03	5.80	4.99
Market capitalization		$174,700	$188,141	$164,914	$125,136	$58,580

(1)
The results for 2015 were impacted by the early adoption of new accounting guidance on recognition and measurement of financial instruments. For additional information, see Executive Summary – Recent Events on page 22.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios, see Supplemental Financial Data on page 30, and for corresponding reconciliations to GAAP financial measures, see Statistical Table XIII on page 123.

(3)	For more information on the impact of the purchased credit-impaired (PCI) loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 66.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 75 and corresponding Table 35, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 44.

(6)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(7)
Net charge-offs exclude $808 million, $810 million and $2.3 billion of write-offs in the PCI loan portfolio for 2015, 2014 and 2013, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

(8)	There were no write-offs of PCI loans in 2011.

(9)
Capital ratios reported under Advanced approaches at December 31, 2015. Prior to 2015, we were required to report regulatory capital ratios under the Standardized approach only. For additional information, see Capital Management on page 53.

n/a = not applicable
n/m = not meaningful

Bank of America 2015 29

Table 8	Five-year Summary of Selected Financial Data (1) (continued)

(Dollars in millions)	2015	2014	2013	2012	2011
Average balance sheet
Total loans and leases	$882,183	$903,901	$918,641	$898,768	$938,096
Total assets	2,160,141	2,145,590	2,163,513	2,191,356	2,296,322
Total deposits	1,155,860	1,124,207	1,089,735	1,047,782	1,035,802
Long-term debt	240,059	253,607	263,417	316,393	421,229
Common shareholders’ equity	230,182	223,072	218,468	216,996	211,709
Total shareholders’ equity	251,990	238,482	233,951	235,677	229,095
Asset quality (3)
Allowance for credit losses (4)	$12,880	$14,947	$17,912	$24,692	$34,497
Nonperforming loans, leases and foreclosed properties (5)	9,836	12,629	17,772	23,555	27,708
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.37%	1.65%	1.90%	2.69%	3.68%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	130	121	102	107	135
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (5)	122	107	87	82	101
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6)	$4,518	$5,944	$7,680	$12,021	$17,490
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5, 6)	82%	71%	57%	54%	65%
Net charge-offs (7)	$4,338	$4,383	$7,897	$14,908	$20,833
Net charge-offs as a percentage of average loans and leases outstanding (5, 7)	0.50%	0.49%	0.87%	1.67%	2.24%
Net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (5)	0.51	0.50	0.90	1.73	2.32
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5, 8)	0.59	0.58	1.13	1.99	2.24
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	1.05	1.37	1.87	2.52	2.74
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	1.10	1.45	1.93	2.62	3.01
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (7)	2.82	3.29	2.21	1.62	1.62
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs, excluding the PCI loan portfolio	2.64	2.91	1.89	1.25	1.22
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs (8)	2.38	2.78	1.70	1.36	1.62
Capital ratios at year end (9)
Risk-based capital:
Common equity tier 1 capital	10.2%	12.3%	n/a	n/a	n/a
Tier 1 common capital	n/a	n/a	10.9%	10.8%	9.7%
Tier 1 capital	11.3	13.4	12.2	12.7	12.2
Total capital	13.2	16.5	15.1	16.1	16.6
Tier 1 leverage	8.6	8.2	7.7	7.2	7.4
Tangible equity (2)	8.9	8.4	7.9	7.6	7.5
Tangible common equity (2)	7.8	7.5	7.2	6.7	6.6
For footnotes see page 29.
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
We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders’ equity or common shareholders’ equity amount which has been reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models use both return on average tangible common shareholders’ equity and return on average tangible shareholders’ equity as key

30 Bank of America 2015

measures to support our overall growth goals. These ratios are as follows:

•
Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of adjusted common shareholders’ equity. The tangible common equity ratio represents adjusted ending common shareholders’ equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•
Return on average tangible shareholders’ equity measures our earnings contribution as a percentage of adjusted average total shareholders’ equity. The tangible equity ratio represents adjusted ending shareholders’ equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•	Tangible book value per common share represents adjusted ending common shareholders’ equity divided by ending common shares outstanding.

The aforementioned supplemental data and performance measures are presented in Table 8 and Statistical Table X.
We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures.
Statistical Tables XIII, XIV and XV on pages 123, 124 and 125 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 9	Five-year Supplemental Financial Data

(Dollars in millions, except per share information)		2015	2014	2013	2012	2011
Fully taxable-equivalent basis data
Net interest income		$40,160	$40,821	$43,124	$41,557	$45,588
Total revenue, net of interest expense (1)		83,416	85,116	89,801	84,235	94,426
Net interest yield		2.20%	2.25%	2.37%	2.24%	2.38%
Efficiency ratio (1)		68.56	88.25	77.07	85.59	85.01

(1)
The results for 2015 were impacted by the early adoption of new accounting guidance on recognition and measurement of financial instruments. For additional information, see Executive Summary – Recent Events on page 22.

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

Table 10	Net Interest Income Excluding Trading-related Net Interest Income

(Dollars in millions)	2015	2014
Net interest income (FTE basis)
As reported	$40,160	$40,821
Impact of trading-related net interest income	(3,928)	(3,610)
Net interest income excluding trading-related net interest income (FTE basis) (1)	$36,232	$37,211
Average earning assets
As reported	$1,830,342	$1,814,930
Impact of trading-related earning assets	(415,658)	(445,760)
Average earning assets excluding trading-related earning assets (1)	$1,414,684	$1,369,170
Net interest yield contribution (FTE basis)
As reported	2.20%	2.25%
Impact of trading-related activities	0.36	0.47
Net interest yield on earning assets excluding trading-related activities (FTE basis) (1)	2.56%	2.72%

(1)	Represents a non-GAAP financial measure.

Net interest income excluding trading-related net interest income decreased $979 million to $36.2 billion for 2015 compared to 2014. The decline was primarily driven by lower loan yields and consumer loan balances, as well as a charge of $612 million in 2015 related to the discount on certain trust preferred securities. This was partially offset by a $785 million improvement in market-related adjustments on debt securities, lower funding costs, lower rates paid on deposits and commercial loan growth. Market-related adjustments on debt securities resulted in an expense of $296 million in 2015 compared to an expense of $1.1 billion in 2014. For more information on market-related and other adjustments, see Executive Summary – Financial Highlights on page 24. For more information on the impact of interest rates, see Interest Rate Risk Management for Non-trading Activities on page 97.
Average earning assets excluding trading-related earning assets increased $45.5 billion to $1,414.7 billion for 2015 compared to 2014. The increase was primarily in debt securities, commercial loans and cash held at central banks, partially offset by a decline in consumer loans.
Net interest yield on earning assets excluding trading-related activities decreased 16 bps to 2.56 percent for 2015 compared to 2014 due to the same factors as described above.

Bank of America 2015 31

Business Segment Operations

Segment Description and Basis of Presentation
We report our results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. The primary activities, products and businesses of the business segments and All Other are shown below.
The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation’s internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 49. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

During 2015, we made refinements to the amount of capital allocated to each of our businesses based on multiple considerations that included, but were not limited to, risk-weighted assets measured under Basel 3 Standardized and Advanced approaches, business segment exposures and risk profile, and strategic plans. As a result of this process, effective January 1, 2015, we adjusted the amount of capital being allocated to our business segments, primarily LAS. For more information on Basel 3 risk-weighted assets measured under the Standardized and Advanced approaches, see Capital Management on page 53.
For more information on the basis of presentation for business segments, including the allocation of market-related adjustments to net interest income, and reconciliations to consolidated total revenue, net income and year-end total assets, see Note 24 – Business Segment Information to the Consolidated Financial Statements.

32 Bank of America 2015

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2015	2014	2015	2014	2015	2014	% Change
Net interest income (FTE basis)	$9,624	$9,436	$10,220	$10,741	$19,844	$20,177	(2)%
Noninterest income:
Card income	11	10	4,923	4,834	4,934	4,844	2
Service charges	4,100	4,159	1	1	4,101	4,160	(1)
Mortgage banking income	—	—	883	813	883	813	9
All other income	482	418	374	397	856	815	5
Total noninterest income	4,593	4,587	6,181	6,045	10,774	10,632	1
Total revenue, net of interest expense (FTE basis)	14,217	14,023	16,401	16,786	30,618	30,809	(1)

Provision for credit losses	199	268	2,325	2,412	2,524	2,680	(6)
Noninterest expense	9,792	9,905	7,693	7,960	17,485	17,865	(2)
Income before income taxes (FTE basis)	4,226	3,850	6,383	6,414	10,609	10,264	3
Income tax expense (FTE basis)	1,541	1,435	2,329	2,393	3,870	3,828	1
Net income	$2,685	$2,415	$4,054	$4,021	$6,739	$6,436	5

Net interest yield (FTE basis)	1.75%	1.83%	5.08%	5.54%	3.46%	3.73%
Return on average allocated capital	22	22	24	21	23	21
Efficiency ratio (FTE basis)	68.87	70.63	46.91	47.42	57.11	57.99

Balance Sheet

Average
Total loans and leases	$5,829	$6,059	$198,894	$191,056	$204,723	$197,115	4
Total earning assets (1)	549,686	516,014	201,190	193,923	573,072	541,097	6
Total assets (1)	576,653	542,748	210,461	203,330	609,310	577,238	6
Total deposits	544,685	511,925	n/m	n/m	545,839	512,820	6
Allocated capital	12,000	11,000	17,000	19,000	29,000	30,000	(3)

Year end
Total loans and leases	$5,927	$5,951	$208,478	$196,049	$214,405	$202,000	6
Total earning assets (1)	576,241	526,849	210,208	199,097	599,631	551,922	9
Total assets (1)	603,580	554,173	219,702	208,729	636,464	588,878	8
Total deposits	571,467	523,350	n/m	n/m	572,739	524,415	9

(1)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

n/m = not meaningful
Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 33 states and the District of Columbia. The franchise network includes approximately 4,700 financial centers, 16,000 ATMs, nationwide call centers, and online and mobile platforms.
Consumer Banking Results
Net income for Consumer Banking increased $303 million to $6.7 billion in 2015 compared to 2014 primarily driven by lower noninterest expense, lower provision for credit losses and higher noninterest income, partially offset by lower net interest income. Net interest income decreased $333 million to $19.8 billion as the beneficial impact of an increase in investable assets as a result of higher deposits, and higher residential mortgage balances were more than offset by the impact of the allocation of ALM activities, higher funding costs, lower card yields and lower average card loan balances. Noninterest income increased $142 million to $10.8 billion driven by higher card income and higher mortgage banking income from improved production margins, partially offset by lower service charges.
The provision for credit losses decreased $156 million to $2.5 billion in 2015 driven by continued improvement in credit quality primarily related to our small business and credit card portfolios. Noninterest expense decreased $380 million to $17.5 billion primarily driven by lower personnel and operating expenses, partially offset by higher fraud costs in advance of Europay, MasterCard and Visa (EMV) chip implementation.
The return on average allocated capital was 23 percent, up from 21 percent, reflecting higher net income and a decrease in allocated capital. For more information on capital allocations, see Business Segment Operations on page 32.

Bank of America 2015 33

Deposits
Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. The revenue is allocated to the deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Deposits generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at customers with less than $250,000 in investable assets. Merrill Edge provides investment advice and guidance, client brokerage asset services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s network of financial centers and ATMs.
Deposits includes the net impact of migrating customers and their related deposit and brokerage asset balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 36.
Net income for Deposits increased $270 million to $2.7 billion in 2015 driven by higher net interest income, and lower noninterest expense and provision for credit losses. Net interest income increased $188 million to $9.6 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, partially offset by the impact of the allocation of ALM activities. Noninterest income of $4.6 billion remained relatively unchanged.
The provision for credit losses decreased $69 million to $199 million driven by continued improvement in credit quality. Noninterest expense decreased $113 million to $9.8 billion due to lower operating expenses.
Average deposits increased $32.8 billion to $544.7 billion in 2015 driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $43.5 billion was partially offset by a decline in time deposits of $10.7 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by one bp to five bps.

Key Statistics – Deposits

	2015	2014
Total deposit spreads (excludes noninterest costs)	1.63%	1.60%

Year end
Client brokerage assets (in millions)	$122,721	$113,763
Online banking active accounts (units in thousands)	31,674	30,904
Mobile banking active users (units in thousands)	18,705	16,539
Financial centers	4,726	4,855
ATMs	16,038	15,834
Client brokerage assets increased $9.0 billion in 2015 driven by strong account flows, partially offset by lower market valuations. Mobile banking active users increased 2.2 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined 129 driven by changes in customer preferences to self-service options and as we continue to optimize our consumer banking network and improve our cost-to-serve.
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
Consumer Lending includes the net impact of migrating customers and their related loan balances between Consumer Lending and GWIM. For more information on the migration of customer balances to or from GWIM, see GWIM on page 36.
Net income for Consumer Lending remained relatively unchanged at $4.1 billion in 2015 as lower noninterest expense, higher noninterest income and lower provision for credit losses largely offset the decline in net interest income. Net interest income decreased $521 million to $10.2 billion driven by higher funding costs, lower card yields and average card loan balances, and the impact of the allocation of ALM activities, partially offset by higher residential mortgage balances. Noninterest income increased $136 million to $6.2 billion due to higher card income as well as mortgage banking income from improved production margins.
The provision for credit losses decreased $87 million to $2.3 billion in 2015 driven by continued credit quality improvement within the small business and credit card portfolios. Noninterest expense decreased $267 million to $7.7 billion primarily driven by lower personnel expense, partially offset by higher fraud costs in advance of EMV chip implementation.
Average loans increased $7.8 billion to $198.9 billion in 2015 primarily driven by increases in residential mortgages and consumer vehicle loans, partially offset by lower home equity loans and continued run-off of non-core portfolios. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other.

Key Statistics – Consumer Lending

(Dollars in millions)	2015	2014
Total U.S. credit card (1)
Gross interest yield	9.16%	9.34%
Risk-adjusted margin	9.33	9.44
New accounts (in thousands)	4,973	4,541
Purchase volumes	$221,378	$212,088
Debit card purchase volumes	$277,695	$272,576

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.

34 Bank of America 2015

During 2015, the total U.S. credit card risk-adjusted margin decreased 11 bps due to a decrease in net interest margin and the net impact of gains on asset sales, partially offset by an improvement in credit quality in the U.S. Card portfolio. Total U.S. credit card purchase volumes increased $9.3 billion to $221.4 billion and debit card purchase volumes increased $5.1 billion to $277.7 billion, reflecting higher levels of consumer spending.
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
The table below summarizes the components of mortgage banking income.

Mortgage Banking Income

(Dollars in millions)	2015	2014
Consumer Lending:
Core production revenue	$942	$875
Representations and warranties provision	11	10
Other consumer mortgage banking income (1)	(70)	(72)
Total Consumer Lending mortgage banking income	883	813
LAS mortgage banking income (2)	1,658	1,045
Eliminations (3)	(177)	(295)
Total consolidated mortgage banking income	$2,364	$1,563

(1)	Primarily intercompany charges for loan servicing activities provided by LAS.

(2)	Amounts for LAS are included in this Consumer Banking table to show the components of consolidated mortgage banking income.

(3)
Includes the effect of transfers of mortgage loans from Consumer Banking to the ALM portfolio included in All Other, intercompany charges for loan servicing and net gains or losses on intercompany trades related to mortgage servicing rights risk management.

Core production revenue increased $67 million to $942 million in 2015 primarily due to an increase in margins.

Key Statistics

(Dollars in millions)	2015	2014
Loan production (1):
Total (2):
First mortgage	$56,930	$43,290
Home equity	13,060	11,233
Consumer Banking:
First mortgage	$40,878	$32,339
Home equity	11,988	10,286

(1)	The above loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation increased in 2015 compared to 2014 reflecting growth in the overall mortgage market as lower interest rates beginning in late 2014 drove an increase in refinances.
During 2015, 63 percent of the total Corporation first mortgage production volume was for refinance originations and 37 percent was for purchase originations compared to 60 percent and 40 percent in 2014. Home Affordable Refinance Program (HARP) originations were two percent of all refinance originations compared to six percent in 2014. Making Home Affordable non-HARP originations were eight percent of all refinance originations compared to 17 percent in 2014. The remaining 90 percent of refinance originations were conventional refinances compared to 77 percent in 2014.
Home equity production for the total Corporation was $13.1 billion for 2015 compared to $11.2 billion for 2014, with the increase due to a higher demand in the market based on improving housing trends, and increased market share driven by improved financial center engagement with customers and more competitive pricing.

Bank of America 2015 35

Global Wealth & Investment Management

(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$5,499	$5,836	(6)%
Noninterest income:
Investment and brokerage services	10,792	10,722	1
All other income	1,710	1,846	(7)
Total noninterest income	12,502	12,568	(1)
Total revenue, net of interest expense (FTE basis)	18,001	18,404	(2)

Provision for credit losses	51	14	n/m
Noninterest expense	13,843	13,654	1
Income before income taxes (FTE basis)	4,107	4,736	(13)
Income tax expense (FTE basis)	1,498	1,767	(15)
Net income	$2,609	$2,969	(12)

Net interest yield (FTE basis)	2.12%	2.34%
Return on average allocated capital	22	25
Efficiency ratio (FTE basis)	76.90	74.19

Balance Sheet

Average
Total loans and leases	$131,383	$119,775	10
Total earning assets	258,935	248,979	4
Total assets	275,866	267,511	3
Total deposits	244,725	240,242	2
Allocated capital	12,000	12,000	—

Year end
Total loans and leases	$137,847	$125,431	10
Total earning assets	279,465	256,519	9
Total assets	296,139	274,887	8
Total deposits	260,893	245,391	6
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and U.S. Trust, Bank of America Private Wealth Management (U.S. Trust).
MLGWM’s advisory business provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet our clients’ needs through a full set of investment management, brokerage, banking and retirement products.
U.S. Trust, together with MLGWM’s Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Client assets managed under advisory and/or discretion of GWIM are assets under management (AUM) and are typically held in diversified portfolios. The majority of client AUM have an investment strategy with a duration of greater than one year and are, therefore, considered long-term AUM. Fees earned on long-term AUM are calculated as a percentage of total AUM. The asset management fees charged to clients are dependent on various factors, but are generally driven by the breadth of the client’s relationship and generally range from 50 to 150 bps on their total AUM. The net client long-term AUM flows represent the net change in clients’ long-term AUM balances over a specified period of time, excluding market appreciation/depreciation and other adjustments.
Client assets under advisory and discretion of GWIM in which the investment strategy seeks current income, while maintaining liquidity and capital preservation, are considered liquidity AUM. The duration of these strategies is primarily less than one year. The change in AUM balances from the prior year is primarily the net client flows for liquidity AUM.
Net income for GWIM decreased $360 million to $2.6 billion in 2015 compared to 2014 driven by a decrease in revenue and increases in noninterest expense and the provision for credit losses.
Net interest income decreased $337 million to $5.5 billion due to the impact of the allocation of ALM activities, partially offset by the impact of loan and deposit growth. Noninterest income, which primarily includes investment and brokerage services income, decreased $66 million to $12.5 billion driven by lower transactional revenue, partially offset by increased asset management fees due to the impact of long-term AUM flows and higher average market levels. Noninterest expense increased $189 million to $13.8 billion primarily due to higher amortization of previously issued stock awards and investments in client-facing professionals, partially offset by lower revenue-related incentives.
Return on average allocated capital was 22 percent, down from 25 percent due to a decrease in net income.

36 Bank of America 2015

Key Indicators and Metrics

(Dollars in millions, except as noted)	2015	2014
Revenue by Business
Merrill Lynch Global Wealth Management	$14,898	$15,256
U.S. Trust	3,027	3,084
Other (1)	76	64
Total revenue, net of interest expense (FTE basis)	$18,001	$18,404

Client Balances by Business, at year end
Merrill Lynch Global Wealth Management	$1,985,309	$2,033,801
U.S. Trust	388,604	387,491
Other (1)	82,929	76,705
Total client balances	$2,456,842	$2,497,997

Client Balances by Type, at year end
Long-term assets under management	$817,938	$826,171
Liquidity assets under management	82,925	76,701
Assets under management	900,863	902,872
Brokerage assets	1,040,937	1,081,434
Assets in custody	113,239	139,555
Deposits	260,893	245,391
Loans and leases (2)	140,910	128,745
Total client balances	$2,456,842	$2,497,997

Assets Under Management Rollforward
Assets under management, beginning of year	$902,872	$821,449
Net long-term client flows	34,441	49,800
Net liquidity client flows	6,133	3,361
Market valuation/other	(42,583)	28,262
Total assets under management, end of year	$900,863	$902,872

Associates, at year end (3)
Number of financial advisors	16,724	16,035
Total wealth advisors	18,167	17,231
Total client-facing professionals	20,632	19,750

Merrill Lynch Global Wealth Management Metric
Financial advisor productivity (4) (in thousands)	$1,019	$1,065

U.S. Trust Metric, at year end
Client-facing professionals	2,181	2,155

(1)	Includes the results of BofA Global Capital Management, the cash management division of Bank of America, and certain administrative items.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(3)	Includes financial advisors in the Consumer Banking segment of 2,191 and 1,950 at December 31, 2015 and 2014.

(4)
Financial advisor productivity is defined as Merrill Lynch Global Wealth Management total revenue, excluding the allocation of certain ALM activities, divided by the total number of financial advisors (excluding financial advisors in the Consumer Banking segment).

Client balances decreased $41.2 billion, or two percent, to nearly $2.5 trillion driven by market declines, partially offset by client balance flows.
The number of wealth advisors increased five percent, due to continued investment in the advisor development programs, improved competitive recruiting and near historically low advisor attrition levels.
In 2015, revenue from MLGWM of $14.9 billion and U.S. Trust of $3.0 billion were each down two percent primarily driven by lower net interest income due to the impact of the allocation of ALM activities. Additionally, noninterest income was down in MLGWM driven by lower transactional revenue, partially offset by the impact of long-term AUM flows.

Net Migration Summary
GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily to or from Consumer Banking, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs.

Net Migration Summary (1)

(Dollars in millions)	2015	2014
Total deposits, net – to (from) GWIM	$(218)	$1,350
Total loans, net – to (from) GWIM	(97)	(61)
Total brokerage, net – to (from) GWIM	(2,416)	(2,710)

(1)	Migration occurs primarily between GWIM and Consumer Banking.

Bank of America 2015 37

Global Banking

(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$9,254	$9,810	(6)%
Noninterest income:
Service charges	2,914	2,901	—
Investment banking fees	3,110	3,213	(3)
All other income	1,641	1,683	(2)
Total noninterest income	7,665	7,797	(2)
Total revenue, net of interest expense (FTE basis)	16,919	17,607	(4)

Provision for credit losses	685	322	113
Noninterest expense	7,888	8,170	(3)
Income before income taxes (FTE basis)	8,346	9,115	(8)
Income tax expense (FTE basis)	3,073	3,346	(8)
Net income	$5,273	$5,769	(9)

Net interest yield (FTE basis)	2.85%	3.10%
Return on average allocated capital	15	17
Efficiency ratio (FTE basis)	46.62	46.40

Balance Sheet

Average
Total loans and leases	$305,220	$286,484	7
Total earning assets	324,402	316,880	2
Total assets	369,001	362,273	2
Total deposits	294,733	288,010	2
Allocated capital	35,000	33,500	4

Year end
Total loans and leases	$325,677	$288,905	13
Total earning assets	336,755	308,419	9
Total assets	382,043	353,637	8
Total deposits	296,162	279,792	6
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

Net income for Global Banking decreased $496 million to $5.3 billion in 2015 compared to 2014 primarily driven by lower revenue and higher provision for credit losses, partially offset by lower noninterest expense.
Revenue decreased $688 million to $16.9 billion in 2015 primarily due to lower net interest income. The decline in net interest income reflects the impact of the allocation of ALM activities, including liquidity costs as well as loan spread compression, partially offset by loan growth. Noninterest income of $7.7 billion remained relatively unchanged in 2015.
The provision for credit losses increased $363 million to $685 million in 2015 primarily driven by energy exposure and loan growth. For additional information, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 83. Noninterest expense decreased $282 million to $7.9 billion in 2015 primarily due to lower litigation expense and technology initiative costs.
The return on average allocated capital was 15 percent in 2015, down from 17 percent in 2014, due to increased capital allocations and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 32.

38 Bank of America 2015

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
The table below presents a summary of the results, which exclude certain capital markets activity in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Revenue
Business Lending	$3,291	$3,420	$3,974	$3,942	$342	$363	$7,607	$7,725
Global Transaction Services	2,802	2,992	2,633	2,854	702	715	6,137	6,561
Total revenue, net of interest expense	$6,093	$6,412	$6,607	$6,796	$1,044	$1,078	$13,744	$14,286

Balance Sheet
Average
Total loans and leases	$139,337	$129,601	$149,217	$140,539	$16,589	$16,329	$305,143	$286,469
Total deposits	139,042	141,386	122,149	116,570	33,545	30,055	294,736	288,011

Year end
Total loans and leases	$148,714	$131,019	$160,302	$141,555	$16,662	$16,333	$325,678	$288,907
Total deposits	134,714	128,730	127,731	119,215	33,722	31,847	296,167	279,792
Business Lending revenue of $7.6 billion remained relatively unchanged in 2015 compared to 2014 as loan spread compression was offset by the benefit of loan growth.
Global Transaction Services revenue decreased $424 million in 2015 primarily due to lower net interest income as a result of the impact of the allocation of ALM activities, including liquidity costs.
Average loans and leases increased seven percent in 2015 compared to 2014 due to strong origination volumes and increased revolver utilization. Average deposits remained relatively unchanged in 2015.
Global Investment Banking
Client teams and product specialists underwrite and distribute debt, equity and loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. To provide a complete discussion of our consolidated investment banking fees, the following table presents total Corporation investment banking fees and the portion attributable to Global Banking.

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2015	2014	2015	2014
Products
Advisory	$1,354	$1,098	$1,503	$1,205
Debt issuance	1,296	1,532	3,033	3,583
Equity issuance	460	583	1,236	1,490
Gross investment banking fees	3,110	3,213	5,772	6,278
Self-led deals	(57)	(91)	(200)	(213)
Total investment banking fees	$3,053	$3,122	$5,572	$6,065
Total Corporation investment banking fees of $5.6 billion, excluding self-led deals, included within Global Banking and Global Markets, decreased eight percent in 2015 compared to 2014 driven by lower debt and equity issuance fees, partially offset by higher advisory fees. Underwriting fees for debt products declined primarily as a result of lower debt issuance volumes mainly in leveraged finance transactions.

Bank of America 2015 39

Global Markets

(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$4,338	$4,004	8%
Noninterest income:
Investment and brokerage services	2,221	2,205	1
Investment banking fees	2,401	2,743	(12)
Trading account profits	6,070	5,997	1
All other income	37	1,239	(97)
Total noninterest income	10,729	12,184	(12)
Total revenue, net of interest expense (FTE basis)	15,067	16,188	(7)

Provision for credit losses	99	110	(10)
Noninterest expense	11,310	11,862	(5)
Income before income taxes (FTE basis)	3,658	4,216	(13)
Income tax expense (FTE basis)	1,162	1,511	(23)
Net income	$2,496	$2,705	(8)

Return on average allocated capital	7%	8%
Efficiency ratio (FTE basis)	75.06	73.28

Balance Sheet

Average
Trading-related assets:
Trading account securities	$195,731	$201,956	(3)
Reverse repurchases	103,690	116,085	(11)
Securities borrowed	79,494	85,098	(7)
Derivative assets	54,520	46,676	17
Total trading-related assets (1)	433,435	449,815	(4)
Total loans and leases	63,572	62,073	2
Total earning assets (1)	433,372	461,189	(6)
Total assets	596,849	607,623	(2)
Total deposits	38,470	40,813	(6)
Allocated capital	35,000	34,000	3

Year end
Total trading-related assets (1)	$374,081	$418,860	(11)
Total loans and leases	73,208	59,388	23
Total earning assets (1)	386,857	421,799	(8)
Total assets	551,587	579,594	(5)
Total deposits	37,276	40,746	(9)

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities (ABS). The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 39.
Retrospective to January 1, 2015, we early adopted new accounting guidance that requires the Corporation to present unrealized DVA gains and losses on certain liabilities accounted for under the fair value option in accumulated OCI. This change, which is reflected entirely in Global Markets, resulted in a reclassification of pretax unrealized DVA gains of $1.0 billion from other income to accumulated OCI for 2015. Results for 2014 were not subject to restatement under the provisions of the new accounting guidance. Net DVA on derivatives is still reported in Global Markets segment results. For additional information, see Executive Summary – Recent Events on page 22. In 2014, we implemented a funding valuation adjustment (FVA) into our valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where we are not permitted to use the collateral we receive. This change in estimate resulted in a net FVA pretax charge of $497 million in 2014, which is included in net DVA.

40 Bank of America 2015

Net income for Global Markets decreased $209 million to $2.5 billion in 2015 compared to 2014. Excluding net DVA, net income increased $128 million to $3.0 billion in 2015 compared to 2014, primarily driven by lower noninterest expense and lower tax expense, partially offset by lower revenue. Revenue, excluding net DVA, decreased due to lower trading account profits due to declines in credit-related businesses, lower investment banking fees and lower equity investment gains (not included in sales and trading revenue) as 2014 included gains related to the IPO of an equity investment, partially offset by an increase in net interest income. Net DVA losses were $786 million compared to losses of $240 million in 2014. Sales and trading revenue, excluding net DVA, decreased $142 million due to lower fixed-income, currencies and commodities (FICC) revenue, partially offset by increased Equities revenue. Noninterest expense decreased $552 million to $11.3 billion largely due to lower litigation expense and, to a lesser extent, lower revenue-related incentive compensation and support costs. The effective tax rate for 2014 reflected the impact of non-deductible litigation expense.
Average earning assets decreased $27.8 billion to $433.4 billion in 2015 largely driven by a decrease in reverse repurchases, securities borrowed and trading securities primarily due to a reduction in client financing activity and continuing balance sheet optimization efforts across Global Markets.
Year-end loans and leases increased $13.8 billion in 2015 primarily due to growth in mortgage and securitization finance.
The return on average allocated capital was seven percent, down from eight percent, reflecting a decrease in net income and an increase in allocated capital.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, RMBS, collateralized loan obligations (CLOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue excluding the impact of net DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)

(Dollars in millions)	2015	2014
Sales and trading revenue
Fixed-income, currencies and commodities	$7,923	$8,752
Equities	4,335	4,194
Total sales and trading revenue	$12,258	$12,946

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$8,686	$9,060
Equities	4,358	4,126
Total sales and trading revenue, excluding net DVA	$13,044	$13,186

(1)	Includes FTE adjustments of $182 million and $181 million for 2015 and 2014. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $422 million and $382 million for 2015 and 2014.

(3)
FICC and Equities sales and trading revenue, excluding the impact of net DVA, is a non-GAAP financial measure. FICC net DVA losses were $763 million for 2015 compared to net DVA losses of $308 million in 2014. Equities net DVA losses were $23 million for 2015 compared to net DVA gains of $68 million in 2014.

FICC revenue, excluding net DVA, decreased $374 million to $8.7 billion primarily driven by declines in credit-related businesses due to lower client activity, partially offset by stronger results in rates, currencies and commodities products. Equities revenue, excluding net DVA, increased $232 million to $4.4 billion primarily driven by strong performance in derivatives and increased client activity in the Asia-Pacific region.

Bank of America 2015 41

Legacy Assets & Servicing

(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$1,573	$1,520	3%
Noninterest income:
Mortgage banking income	1,658	1,045	59
All other income	199	111	79
Total noninterest income	1,857	1,156	61
Total revenue, net of interest expense (FTE basis)	3,430	2,676	28

Provision for credit losses	144	127	13
Noninterest expense	4,451	20,633	(78)
Loss before income taxes (FTE basis)	(1,165)	(18,084)	(94)
Income tax benefit (FTE basis)	(425)	(4,974)	(91)
Net loss	$(740)	$(13,110)	(94)

Net interest yield (FTE basis)	3.82%	4.04%

Balance Sheet

Average
Total loans and leases	$29,885	$35,941	(17)
Total earning assets	41,160	37,593	9
Total assets	51,222	52,133	(2)
Allocated capital	24,000	17,000	41

Year end
Total loans and leases	$26,521	$33,055	(20)
Total earning assets	37,783	33,923	11
Total assets	47,292	45,957	3
LAS is responsible for our mortgage servicing activities related to residential first mortgage and home equity loans serviced for others and loans held by the Corporation, including loans that have been designated as the LAS Portfolios. The LAS Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 43. In addition, LAS is responsible for managing certain legacy exposures related to mortgage origination, sales and servicing activities (e.g., litigation, representations and warranties). LAS also includes the financial results of the home equity portfolio selected as part of the Legacy Owned Portfolio and the results of MSR activities, including net hedge results.
LAS includes certain revenues and expenses on loans serviced for others, including owned loans serviced for Consumer Banking, GWIM and All Other.
The net loss for LAS decreased $12.4 billion to $740 million for 2015 compared to 2014 primarily driven by significantly lower litigation expense, which is included in noninterest expense. Also contributing to the decrease in the net loss was higher revenue, primarily mortgage banking income, partially offset by higher provision for credit losses. Mortgage banking income increased $613 million primarily due to a lower representations and warranties provision compared to 2014 and improved MSR net-of-hedge performance, partially offset by lower servicing fees due to a smaller servicing portfolio. The provision for credit losses increased $17 million as the portfolio begins to stabilize. Also, the provision for credit losses in 2014 included $400 million of additional costs associated with the consumer relief portion of the settlement with the DoJ. Noninterest expense decreased $16.2 billion primarily due to a $14.4 billion decrease in litigation expense. Excluding litigation, noninterest expense decreased $1.8 billion to $3.6 billion due to lower default-related staffing and other default-related servicing expenses.
The increase in allocated capital for LAS reflects higher Basel 3 Advanced approaches operational risk capital than in 2014. For more information on capital allocated to the business segments, see Business Segment Operations on page 32.
Servicing
LAS is responsible for all of our in-house servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 25 percent, 26 percent and 30 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at December 31, 2015, 2014 and 2013, respectively. In addition, LAS is responsible for contracting with and overseeing subservicing vendors who service loans on our behalf.
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

42 Bank of America 2015

Legacy Portfolios
The Legacy Portfolios (both owned and serviced) include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards in place as of December 31, 2010. The purchased credit-impaired (PCI) loan portfolio, as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011, are also included in the Legacy Portfolios. Since determining the pool of loans to be included in the Legacy Portfolios as of January 1, 2011, the criteria have not changed for these portfolios, but will continue to be evaluated over time.
Legacy Owned Portfolio
The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. Home equity loans in this portfolio are held on the balance sheet of LAS, and residential mortgage loans in this portfolio are included as part of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $18.3 billion in 2015 to $71.6 billion at December 31, 2015, of which $26.5 billion was held on the LAS balance sheet and the remainder was included in All Other. The decrease was largely due to payoffs and paydowns, as well as loan sales.
Legacy Serviced Portfolio
The Legacy Serviced Portfolio includes loans serviced by LAS in both the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 24 percent, 24 percent and 28 percent of the total residential mortgage serviced portfolio of $491 billion, $609 billion and $719 billion, as measured by unpaid principal balance, at December 31, 2015, 2014 and 2013, respectively. The decline in the Legacy Residential Mortgage Serviced Portfolio was due to paydowns and payoffs, and MSR and loan sales.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)

	December 31
(Dollars in billions)	2015	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$116	$148	$203
60 days or more past due	13	25	49

Number of loans serviced (in thousands)
Residential mortgage loans
Total	632	794	1,083
60 days or more past due	72	135	258

(1)	Excludes $28 billion, $34 billion and $39 billion of home equity loans and HELOCs at December 31, 2015, 2014 and 2013, respectively.
Non-Legacy Portfolio
As previously discussed, LAS is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 76 percent, 76 percent and 72 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at December 31, 2015, 2014 and 2013, respectively. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to paydowns and payoffs, partially offset by new originations.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)

	December 31
(Dollars in billions)	2015	2014	2013
Unpaid principal balance
Residential mortgage loans
Total	$375	$461	$516
60 days or more past due	5	9	12

Number of loans serviced (in thousands)
Residential mortgage loans
Total	2,376	2,951	3,267
60 days or more past due	31	54	67

(1)	Excludes $46 billion, $50 billion and $52 billion of home equity loans and HELOCs at December 31, 2015, 2014 and 2013, respectively.

Bank of America 2015 43

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

LAS Mortgage Banking Income

(Dollars in millions)	2015	2014
Servicing income:
Servicing fees	$1,520	$1,957
Amortization of expected cash flows (1)	(738)	(818)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	516	294
Total net servicing income	1,298	1,433
Representations and warranties (provision) benefit	28	(693)
Other mortgage banking income (3)	332	305
Total LAS mortgage banking income	$1,658	$1,045

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Consists primarily of revenue from sales of repurchased loans that had returned to performing status.
In 2015, LAS mortgage banking income increased $613 million to $1.7 billion primarily driven by a lower representations and warranties provision and improved MSR net-of-hedge performance, partially offset by lower servicing fees due to a smaller servicing portfolio. Servicing fees declined 22 percent to $1.5 billion in 2015 as the size of the servicing portfolio continued to decline driven by loan prepayment activity, which exceeded new originations, as well as strategic sales of MSRs in 2014. The $28 million benefit in the provision for representations and warranties for 2015 compared to a provision of $693 million in 2014 was primarily driven by the impact of the ACE Securities Corp. v. DB Structured Products, Inc. (ACE) decision, as time-barred claims are now treated as resolved. For more information on the ACE decision, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 46.

Key Statistics
	December 31
(Dollars in millions, except as noted)	2015		2014
Mortgage serviced portfolio (in billions) (1, 2)	$565		$693
Mortgage loans serviced for investors (in billions) (1)	378		474
Mortgage servicing rights:
Balance (3)	2,680		3,271
Capitalized mortgage servicing rights (% of loans serviced for investors)	71	bps	69	bps

(1)
The servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans. At both December 31, 2015 and 2014, the balance excludes $16 billion of non-U.S. consumer mortgage loans serviced for investors.

(2)	Servicing of residential mortgage loans, HELOCs and home equity loans by LAS.

(3)	At December 31, 2015 and 2014, excludes $407 million and $259 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.
Mortgage Servicing Rights
At December 31, 2015, the balance of consumer MSRs managed within LAS, which excludes $407 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $2.7 billion compared to $3.3 billion at December 31, 2014. The decrease was primarily driven by the recognition of modeled cash flows and sales of MSRs, partially offset by new loan originations. For more information on MSRs, see Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements.

44 Bank of America 2015

All Other

(Dollars in millions)	2015	2014	% Change
Net interest income (FTE basis)	$(348)	$(526)	(34)%
Noninterest income:
Card income	263	356	(26)
Equity investment income	—	727	(100)
Gains on sales of debt securities	1,079	1,310	(18)
All other loss	(1,613)	(2,435)	(34)
Total noninterest income	(271)	(42)	n/m
Total revenue, net of interest expense (FTE basis)	(619)	(568)	9

Provision for credit losses	(342)	(978)	(65)
Noninterest expense	2,215	2,933	(24)
Loss before income taxes (FTE basis)	(2,492)	(2,523)	(1)
Income tax benefit (FTE basis)	(2,003)	(2,587)	(23)
Net income (loss)	$(489)	$64	n/m

Balance Sheet

Average
Loans and leases:
Residential mortgage	$130,893	$180,249	(27)
Non-U.S. credit card	10,104	11,511	(12)
Other	6,403	10,753	(40)
Total loans and leases	147,400	202,513	(27)
Total assets (1)	257,893	278,812	(8)
Total deposits	21,862	30,834	(29)

Year end
Loans and leases:
Residential mortgage	$109,030	$155,595	(30)
Non-U.S. credit card	9,975	10,465	(5)
Other	6,338	6,552	(3)
Total loans and leases	125,343	172,612	(27)
Total equity investments	4,297	4,871	(12)
Total assets (1)	230,791	261,581	(12)
Total deposits	22,898	19,240	19

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Such allocated assets were $499.4 billion and $480.3 billion for 2015 and 2014, and $518.8 billion and $474.6 billion at December 31, 2015 and 2014.

n/m = not meaningful
All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. Beginning with new originations in 2014, we retain certain residential mortgages in Consumer Banking, consistent with where the overall relationship is managed; previously such mortgages were in All Other. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other. For more information on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 97 and Note 24 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint venture, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

Net income for All Other decreased $553 million to a loss of $489 million in 2015 primarily due to a decrease in equity investment income, a decrease in the benefit in the provision for credit losses and lower gains on sales of debt securities, partially offset by higher net interest income, an increase in gains on sales of consumer real estate loans, lower U.K. PPI costs and a decrease in noninterest expense.
Net interest income increased $178 million primarily driven by a lower impact from negative market-related adjustments on debt securities, partially offset by a $612 million charge in 2015 related to the discount on certain trust preferred securities. Negative market-related adjustments on debt securities were $296 million compared to $1.1 billion in 2014. Equity investment income decreased $727 million as the prior year included a gain on the sale of a portion of an equity investment. Gains on the sales of loans, including nonperforming and other delinquent loans, net of hedges, were $1.0 billion compared to gains of $672 million in 2014. Also included in all other loss were U.K. PPI costs of $319 million compared to $621 million, and negative FTE adjustments of $1.6 billion compared to $1.3 billion to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

Bank of America 2015 45

The benefit in the provision for credit losses decreased $636 million to a benefit of $342 million in 2015 primarily driven by lower recoveries, including those recorded in connection with residential mortgage loan sales.
Noninterest expense decreased $718 million to $2.2 billion reflecting a decrease in litigation expense and lower personnel, infrastructure and support costs, partially offset by higher professional fees related in part to our CCAR resubmission.
The income tax benefit was $2.0 billion on a pretax loss of $2.5 billion in 2015 compared to a benefit of $2.6 billion on a pretax loss of $2.5 billion in 2014, as 2014 included tax benefits attributable to the resolution of several tax examinations, and 2015 included the charge of approximately $290 million related to the U.K tax law change. In addition, both periods include income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are defined as obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity at a fixed, minimum or variable price over a specified period of time. Included in purchase obligations are vendor contracts, the most significant of which include communication services, processing services and software contracts. Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans (collectively, the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2015 and 2014, we contributed $234 million each year to the Plans, and we expect to make $261 million of contributions during 2016. The Plans are more fully discussed in Note 17 – Employee Benefit Plans to the Consolidated Financial Statements.
Debt, lease, equity and other obligations are more fully discussed in Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
We enter into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. For a summary of the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date, see Credit Extension Commitments in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Table 11 includes certain contractual obligations at December 31, 2015 and 2014.

Table 11	Contractual Obligations

	December 31, 2015					December 31 2014
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total	Total
Long-term debt	$43,334	$75,377	$36,513	$81,540	$236,764	$243,139
Operating lease obligations	2,456	3,846	2,798	4,581	13,681	14,406
Purchase obligations	2,007	1,905	629	809	5,350	5,544
Time deposits	65,567	5,207	2,517	683	73,974	84,843
Other long-term liabilities	1,663	870	668	1,110	4,311	4,232
Estimated interest expense on long-term debt and time deposits (1)	4,753	7,124	5,064	26,957	43,898	45,462
Total contractual obligations	$119,780	$94,329	$48,189	$115,680	$377,978	$397,626

(1)
Represents forecasted net interest expense on long-term debt and time deposits based on interest rates at December 31, 2015. Forecasts are based on the contractual maturity dates of each liability, and are net of derivative hedges, where applicable.

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

46 Bank of America 2015

resolve legacy mortgage-related issues, we have reached settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process, including with the GSEs, four monoline insurers and BNY Mellon, as trustee for certain securitization trusts.
For more information on accounting for representations and warranties, repurchase claims and exposures, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements and Item 1A. Risk Factors of this Annual Report on Form 10-K.
Settlement with the Bank of New York Mellon, as Trustee
On April 22, 2015, the New York County Supreme Court entered final judgment approving the BNY Mellon Settlement. In October 2015, BNY Mellon obtained certain state tax opinions and an IRS private letter ruling confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts. The final conditions of the settlement have been satisfied and, accordingly, the Corporation made the settlement payment to BNY Mellon of $8.5 billion in February 2016. Pursuant to the settlement agreement, allocation and distribution of the $8.5 billion settlement payment is the responsibility of the RMBS trustee, BNY Mellon. On February 5, 2016, BNY Mellon filed an Article 77 proceeding in the New York County Supreme Court asking the court for instruction with respect to certain issues concerning the distribution of each trust’s allocable share of the settlement payment and asking that the settlement payment be ordered to be held in escrow pending the outcome of this Article 77 proceeding. The Corporation is not a party to this proceeding.
New York Court Decision on Statute of Limitations
On June 11, 2015, the New York Court of Appeals, New York’s highest appellate court, issued its opinion on the statute of limitations applicable to representations and warranties claims in ACE Securities Corp. v. DB Structured Products, Inc. (ACE). The Court of Appeals held that, under New York law, a claim for breach of contractual representations and warranties begins to run at the time the representations and warranties are made, and rejected the argument that the six-year statute of limitations does not begin to run until the time repurchase is refused. The Court of Appeals also held that compliance with the contractual notice and cure period was a pre-condition to filing suit, and claims that did not comply with such contractual requirements prior to the expiration of the statute of limitations period were invalid. While no entity affiliated with the Corporation was a party to this litigation, the vast majority of the private-label RMBS trusts into which entities affiliated with the Corporation sold loans and made representations and warranties are governed by New York law. While the Corporation treats claims where the statute of limitations has expired, as determined in accordance with the ACE decision, as time-barred and therefore resolved and no longer outstanding, investors or trustees have sought to distinguish certain aspects of the ACE decision or to assert other claims against RMBS counterparties seeking to avoid or circumvent the impact of the ACE decision. For example, a recent ruling by a New York intermediate appellate court allowed a counterparty to pursue litigation on loans in the entire trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. The potential impact on the Corporation, if any, of judicial limitations on the ACE decision, or claims seeking to distinguish or avoid the ACE decision is unclear at this time. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
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
At December 31, 2015, we had $18.4 billion of unresolved repurchase claims, net of duplicate claims, compared to $22.8 billion at December 31, 2014. These repurchase claims primarily relate to private-label securitizations and exclude claims in the amount of $7.4 billion at December 31, 2015 where the statute of limitations has expired without litigation being commenced. At December 31, 2014, time-barred claims of $5.2 billion were included in unresolved repurchase claims. The notional amount of unresolved repurchase claims at both December 31, 2015 and 2014 includes $3.5 billion of claims related to loans in specific private-label securitization groups or tranches where we own substantially all of the outstanding securities. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
The overall decrease in the notional amount of outstanding unresolved repurchase claims in 2015 is primarily due to the impact of time-barred claims under the ACE decision, partially offset by new claims from private-label securitization trustees. Outstanding repurchase claims remain unresolved primarily due to (1) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution and (2) the lack of an established process to resolve disputes related to these claims.
As a result of various bulk settlements with the GSEs, we have resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide Financial Corporation (Countrywide) to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. At December 31, 2015, the notional amount of unresolved repurchase claims submitted by the GSEs was $14 million for loans originated prior to 2009. For more information on the monolines and experience with the GSEs, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
During 2015 and 2014, we had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to bulk settlements in prior years and ongoing litigation with a single monoline insurer. For additional

Bank of America 2015 47

information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
In addition to unresolved repurchase claims, we have received notifications from sponsors of third-party securitizations with whom we engaged in whole-loan transactions indicating that we may have indemnity obligations with respect to loans for which we have not received a repurchase request. These outstanding notifications totaled $1.4 billion and $2.0 billion at December 31, 2015 and 2014.
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
Representations and Warranties Liability
The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. For more information on the representations and warranties liability and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Estimated Range of Possible Loss on page 49 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
At December 31, 2015 and 2014, the liability for representations and warranties was $11.3 billion and $12.1 billion, which included $8.5 billion related to the BNY Mellon Settlement. The representations and warranties benefit was $39 million for 2015 compared to a provision of $683 million for 2014. The benefit in the provision for representations and warranties for 2015 compared to a provision in 2014 was primarily driven by the impact of the ACE decision.
Our liability for representations and warranties is necessarily dependent on, and limited by, a number of factors including for private-label securitizations the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Where relevant, we also consider more recent experience, such as claim activity, notification of potential indemnification obligations, our experience with various counterparties, the ACE decision, other recent court decisions related to the statute of limitations, and other facts and circumstances, such as bulk settlements, as we believe appropriate. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if future experiences are different from historical experience or our understandings, interpretations or assumptions.

Experience with Investors Other than Government-sponsored Enterprises
Prior to 2009, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations). The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Such loans originated from 2004 through 2008 had an original principal balance of $970 billion, including $786 billion sold to private-label and whole-loan investors without monoline insurance. Taking into account settlements and the application of the statute of limitations for repurchase claims for these trusts, we believe the remaining open exposure for repurchase claims exists on loans with an original principal balance of $102 billion. Of the $102 billion, $45 billion has been paid in full and $42 billion has defaulted or was severely delinquent at December 31, 2015. At least 25 payments have been made on approximately 62 percent of these defaulted and severely delinquent loans. These remaining loans with open exposure predominantly relate to legacy Countrywide and First Franklin Financial Corporation originations of pay option and subprime first mortgages.
As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises if there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all the investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable).
We have received approximately $32.7 billion of representations and warranties repurchase claims related to loans originated between 2004 and 2008 including $23.7 billion from private-label securitization trustees and a financial guarantee provider, $8.2 billion from whole-loan investors and $816 million from one private-label securitization counterparty. New private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement. Of the $32.7 billion in claims, we have resolved $16.0 billion of these claims with losses of $1.9 billion. Approximately $3.6 billion of these claims were resolved through repurchase or indemnification, $4.7 billion were rescinded by the investor, $325 million were resolved through settlements and $7.4 billion are time-barred under the applicable statute of limitations and are therefore considered resolved.
At December 31, 2015, for these vintages, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and others was $16.7 billion. We have performed an initial review with respect to substantially all of these claims and although we do not believe a valid basis for repurchase has been established by the claimant, we consider such claims activity in the computation of our liability for representations and warranties. Until we receive a repurchase claim, we generally do not review loan files related to private-label securitizations and believe we are not required by the governing documents to do so, unless particular facts suggest we should review an individual loan file.

48 Bank of America 2015

Estimated Range of Possible Loss
We currently estimate that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at December 31, 2015. We treat claims that are time-barred as resolved and do not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally exposures related to loans in private-label securitization trusts. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
For more information on the methodology used to estimate the representations and warranties liability, the corresponding estimated range of possible loss and the types of losses not considered in such estimates, see Item 1A. Risk Factors of this Annual Report on Form 10-K and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for more information related to the sensitivity of the assumptions used to estimate our liability for representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability on page 104.
Department of Justice Settlement
On August 20, 2014, we reached a comprehensive settlement with the DoJ and certain federal and state agencies (DoJ Settlement). As part of the DoJ Settlement, we paid civil monetary penalties and compensatory remediation payments in 2014. In 2014 and 2015, we provided creditable consumer relief activities primarily in the form of mortgage modifications, including first-lien principal forgiveness and forbearance modifications and second- and junior-lien extinguishments, low- to moderate-income mortgage originations, and community reinvestment and neighborhood stabilization efforts, with initiatives focused on communities experiencing, or at risk of, blight. Also, we have provided support for the expansion of available affordable rental housing. Our actions are well ahead of the DoJ agreement calling for us to complete delivery of the consumer relief by no later than August 31, 2018. The consumer relief requirements are subject to oversight by an independent monitor.
Other Mortgage-related Matters
We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny and investigations related to our past and current origination, servicing, transfer of servicing and servicing rights, servicing compliance obligations, foreclosure activities, and MI and captive reinsurance practices with mortgage insurers. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in increased operational and compliance costs and may limit our ability to continue providing certain products and services. For more information on management’s estimate of the aggregate range of possible loss and on regulatory investigations, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

Managing Risk
Overview
Risk is inherent in all our business activities. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risks can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. The Corporation takes a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement which are approved annually by the Enterprise Risk Committee (ERC) and the Corporation’s Board of Directors (the Board).
The seven types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational risks.

•
Strategic risk is the risk resulting from incorrect assumptions about external or internal factors, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments.

•	Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations.

•	Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings.

•
Liquidity risk is the potential inability to meet expected or unexpected cash flow and collateral needs while continuing to support our business and customer needs under a range of economic conditions.

•
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations and related self-regulatory organizations’ standards and codes of conduct.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

•
Reputational risk is the risk that negative perceptions of the Corporation’s conduct or business practices will adversely affect its profitability or operations through an inability to establish or maintain existing customer/client relationships.

The following sections address in more detail the specific procedures, measures and analyses of the major categories of risk. This discussion of managing risk focuses on the 2016 Risk Framework (Risk Framework) that, as part of its annual review process, was approved by the ERC and the Board in December 2015. The key enhancements from the 2015 Risk Framework include further increasing the focus on our strong risk culture and emphasizing our risk identification practices and the involvement and input of Front Line Units (FLUs) and control functions. It continues to recognize the same seven key risk types as discussed above and our risk management approach as outlined below.
A strong risk culture is fundamental to our values and operating principles. It requires us to focus on risk in all activities and encourages the necessary mindset and behavior to enable effective risk management, and promotes sound risk-taking within our risk appetite. Sustaining a strong risk culture throughout the organization is critical to the success of the Corporation and is a clear expectation of our executive management team and the Board.

Bank of America 2015 49

Our Risk Framework is the foundation for comprehensive management of the risks facing the Corporation. The Risk Framework sets forth clear roles, responsibilities and accountability for the management of risk and provides a blueprint for how the Board, through delegation of authority to committees and executive officers, establishes risk appetite and associated limits for our activities.
Executive management assesses, with Board oversight, the risk-adjusted returns of each business. Management reviews and approves the strategic and financial operating plans, as well as the capital plan and risk appetite statement, and recommends them annually to the Board for approval. Our strategic plan takes into consideration return objectives and financial resources, which must align with risk capacity and risk appetite. Management sets financial objectives for each business by allocating capital and setting a target for return on capital for each business. Capital allocations and operating limits are regularly evaluated as part of our overall governance processes as the businesses and the economic environment in which we operate continue to evolve. For more information regarding capital allocations, see Business Segment Operations on page 32.
Our Risk Appetite Statement is intended to ensure that the Corporation maintains an acceptable risk profile by providing a common framework and a comparable set of measures for senior management and the Board to clearly indicate the level of risk the Corporation is willing to accept. Risk appetite is set at least annually in conjunction with the strategic, capital and financial operating plans to align risk appetite with the Corporation’s strategy and financial resources. Our line of business strategies and risk appetite are also similarly aligned. For a more detailed discussion of our risk management activities, see the discussion below and pages 53 through 100

Our overall capacity to take risk is limited; therefore, we prioritize the risks we take in order to maintain a strong and flexible financial position so we can withstand challenging economic conditions and take advantage of organic growth opportunities. Therefore, we set objectives and targets for capital and liquidity that are intended to permit the Corporation to continue to operate in a safe and sound manner at all times, including during periods of stress.
Our lines of business operate with risk limits (which may include credit, market and/or operational limits, as applicable) that are based on the amount of capital, earnings or liquidity we are willing to put at risk to achieve our strategic objectives and business plans. Executive management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. The Board, and its committees when appropriate, oversees financial performance, execution of the strategic and financial operating plans, adherence to risk appetite limits and the adequacy of internal controls.
Risk Management Governance
The Risk Framework describes delegations of authority whereby the Board and its committees may delegate authority to management-level committees or executive officers. Such delegations may authorize certain decision-making and approval functions, which may be evidenced in, for example, committee charters, job descriptions, meeting minutes and resolutions.
The chart below illustrates the inter-relationship among the Board, Board committees and management committees that have the majority of risk oversight responsibilities for the Corporation. This chart reflects the current Risk Framework as approved by the Board in December 2015.

(1) This presentation does not include committees for other legal entities.
(2) Reports to the CEO and CFO with oversight by the Audit Committee.
Board of Directors and Board Committees
The Board, which consists of a substantial majority of independent directors, authorizes management to maintain an effective Risk Framework, and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct appropriate inquiries of, and receive reports from management on risk-related matters to determine whether there are scope or resource limitations that impede the ability of independent risk management and/or Corporate Audit to execute its responsibilities. The following Board committees have the principal responsibility for enterprise-wide oversight of our risk management activities. These committees and other Board committees, as applicable, regularly report to the Board on risk-related matters. Through these activities, the Board and applicable committees are provided with thorough information on the Corporation’s risk profile, and challenge executive management to appropriately address key risks facing the Corporation. Other Board committees as described below provide additional oversight of specific risks.

50 Bank of America 2015

Each of the committees shown on the above chart regularly reports to the Board on risk-related matters within the committee’s responsibilities, which is intended to collectively provide the Board with integrated, thorough insight about our management of enterprise-wide risks.
Enterprise Risk Committee
The Enterprise Risk Committee (ERC) has primary responsibility for oversight of the Risk Framework and material risks facing the Corporation. It approves the Risk Framework and the Risk Appetite Statement and further recommends these documents to the Board for approval. The ERC oversees senior management’s responsibilities for the identification, measurement, monitoring and control of all key risks facing the Corporation. The ERC may consult with other Board committees on risk-related matters.
Audit Committee
The Audit Committee oversees the qualifications, performance and independence of the Independent Registered Public Accounting Firm, the performance of the Corporation’s corporate audit function, the integrity of the Corporation’s consolidated financial statements, compliance by the Corporation with legal and regulatory requirements, and makes inquiries of management or the Corporate General Auditor (CGA) to determine whether there are scope or resource limitations that impede the ability of Corporate Audit to execute its responsibilities. The Audit Committee is also responsible for overseeing compliance risk pursuant to the New York Stock Exchange listing standards.
Credit Committee
The Credit Committee provides additional oversight of senior management’s responsibilities for the identification and management of Corporation-wide credit exposures. Our Credit Committee oversees, among other things, the identification and management of our credit exposures on an enterprise-wide basis, our responses to trends affecting those exposures, the adequacy of the allowance for credit losses and our credit-related policies.
Other Board Committees
Our Corporate Governance Committee oversees our Board’s governance processes, identifies and reviews the qualifications of potential Board members, recommends nominees for election to our Board, recommends committee appointments for Board approval and reviews our stockholder engagement activities.
Our Compensation and Benefits Committee oversees establishing, maintaining and administering our compensation programs and employee benefit plans, including approving and recommending our Chief Executive Officer’s (CEO) compensation to our Board for further approval by all independent directors, and reviewing and approving all of our executive officers’ compensation.
Management Committees
Management committees may receive their authority from the Board, a Board committee, another management committee or from one or more executive officers. The primary management-level risk committee for the Corporation is the Management Risk Committee (MRC). Subject to Board oversight, the MRC is responsible for management oversight of all key risks facing the Corporation. The MRC provides management oversight of the

Corporation’s compliance and operational risk programs, balance sheet and capital management, funding activities and other liquidity activities, stress testing, trading activities, recovery and resolution planning, model risk, subsidiary governance and activities between member banks and their nonbank affiliates pursuant to Federal Reserve rules and regulations. The MRC is responsible for holistic risk management, including an integrated evaluation of risk, earnings, capital and liquidity, and it reports on these matters to the Board or Board committees.
Lines of Defense
In addition to the role of Executive Officers in managing risk, we have clear ownership and accountability across the three lines of defense: FLUs, independent risk management and Corporate Audit. The Corporation also has control functions outside of FLUs and independent risk management (e.g., Legal and Global Human Resources). The three lines of defense are integrated into our management-level governance structure. Each of these is described in more detail below.
Executive Officers
Executive officers lead various functions representing the functional roles. Authority for functional roles may be delegated to executive officers from the Board, Board committees or management-level committees. Executive officers, in turn, may further delegate responsibilities, as appropriate, to management-level committees, management routines or individuals. Executive officers review the Corporation’s activities for consistency with our Risk Framework, Risk Appetite Statement, and applicable strategic, capital and financial operating plans, as well as applicable policies, standards, procedures and processes. Executive officers and other employees make decisions individually on a day-to-day basis, consistent with the authority they have been delegated. Executive officers and other employees may also serve on committees and participate in committee decisions.
Front Line Units
FLUs include the lines of business and an organizational unit, the Global Technology and Operations Group. FLUs are held accountable by the CEO and the Board for appropriately assessing and effectively managing all of the risks associated with their activities.
Three organizational units that include FLU and control function activities, but are not part of independent risk management are the Chief Financial Officer (CFO) Group, Global Marketing and Corporate Affairs (GM&CA) and the Chief Administrative Officer (CAO) Group.
Independent Risk Management
Independent risk management (IRM) is part of our control functions and includes Global Risk Management and Global Compliance. We have other control functions that are not part of IRM (other control functions may also provide oversight to FLU activities), including Legal, Global Human Resources and certain activities within the CFO Group, GM&CA and the CAO Group. IRM, led by the Chief Risk Officer (CRO), is responsible for independently assessing and overseeing risks within FLUs and other control functions. IRM establishes written enterprise policies and procedures that include concentration risk limits where appropriate. Such policies and procedures outline how aggregate risks are identified, measured, monitored and controlled.

Bank of America 2015 51

The CRO has the authority and independence to develop and implement a meaningful risk management framework. The CRO has unrestricted access to the Board and reports directly to both the ERC and to the CEO. Global Risk Management is organized into enterprise risk teams and FLU risk teams that work collaboratively in executing their respective duties.
Within IRM, Global Compliance independently assesses compliance risk, and evaluates adherence to applicable laws, rules and regulations, including identifying compliance issues and risks, performing monitoring and testing, and reporting on the state of compliance activities across the Corporation. Additionally, Global Compliance works with FLUs and control functions so that day-to-day activities operate in a compliant manner.
Corporate Audit
Corporate Audit and the CGA maintain their independence from the FLUs, IRM and other control functions by reporting directly to the Audit Committee or the Board. The CGA administratively reports to the CEO. Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. Corporate Audit includes Credit Review which periodically tests and examines credit portfolios and processes.
Risk Management Processes
The Risk Framework requires that strong risk management practices are integrated in key strategic, capital and financial planning processes and day-to-day business processes across the Corporation, with a goal of ensuring risks are appropriately considered, evaluated and responded to in a timely manner.
We employ a risk management process, referred to as Identify, Measure, Monitor and Control (IMMC) as part of our daily activities.
Identify – To be effectively managed, risks must be clearly defined and proactively identified. Proper risk identification focuses on recognizing and understanding all key risks inherent in our business activities or key risks that may arise from external factors. Each employee is expected to identify and escalate risks promptly. Risk identification is an ongoing process, incorporating input from FLUs and control functions, designed to be forward looking and capture relevant risk factors across all of our lines of business.
Measure – Once a risk is identified, it must be prioritized and accurately measured through a systematic risk quantification process including quantitative and qualitative components. Risk is measured at various levels including, but not limited to, risk type, FLU, legal entity and on an aggregate basis. This risk quantification process helps to capture changes in our risk profile due to changes in strategic direction, concentrations, portfolio quality and the overall economic environment. Senior management considers how risk exposures might evolve under a variety of stress scenarios.
Monitor – We monitor risk levels regularly to track adherence to risk appetite, policies, standards, procedures and processes. We also regularly update risk assessments and review risk exposures. Through our monitoring, we can determine our level of risk relative to limits and can take action in a timely manner. We also can determine when risk limits are breached and have processes to appropriately report and escalate exceptions. This includes immediate requests for approval to managers and alerts to executive management, management-level committees or the Board (directly or through an appropriate committee).
Control – We establish and communicate risk limits and controls through policies, standards, procedures and processes that define the responsibilities and authority for risk-taking. The limits and controls can be adjusted by the Board or management when conditions or risk tolerances warrant. These limits may be absolute (e.g., loan amount, trading volume) or relative (e.g., percentage of loan book in higher-risk categories). Our lines of business are held accountable to perform within the established limits.
Among the key tools in the risk management process are the Risk and Control Self Assessments (RCSAs). The RCSA process, consistent with IMMC, is one of our primary methods for capturing the identification and assessment of operational risk exposures, including inherent and residual operational risk ratings, and control effectiveness ratings. The end-to-end RCSA process incorporates risk identification and assessment of the control environment; monitoring, reporting and escalating risk; quality assurance and data validation; and integration with the risk appetite. This results in a comprehensive risk management view that enables understanding of and action on operational risks and controls for our processes, products, activities and systems.
The formal processes used to manage risk represent a part of our overall risk management process. Corporate culture and the actions of our employees are also critical to effective risk management. Through our Code of Conduct, we set a high standard for our employees. The Code of Conduct provides a framework for all of our employees to conduct themselves with the highest integrity. We instill a strong and comprehensive risk management culture through communications, training, policies, procedures, and organizational roles and responsibilities. Additionally, we continue to strengthen the link between the employee performance management process and individual compensation to encourage employees to work toward enterprise-wide risk goals.
Corporation-wide Stress Testing
Integral to the Corporation’s Capital Planning, Financial Planning and Strategic Planning processes is stress testing, which the Corporation conducts on a periodic basis to better understand balance sheet, earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These stress tests provide an understanding of the potential impacts from the Corporation’s risk profile on the balance sheet, earnings, capital and liquidity, and serve as a key component of the Corporation’s capital and risk management. The intent of stress testing is to develop a comprehensive understanding of potential impacts of on- and off-balance sheet risks at the Corporation and how they impact financial resiliency.
Contingency Planning Routines
We have developed and maintain contingency plans that are designed to prepare us in advance to respond in the event of potential adverse outcomes and scenarios. These contingency planning routines include capital contingency planning, liquidity contingency funding plans, recovery planning and enterprise resiliency, and provide monitoring, escalation routines and response plans. Contingency response plans are designed to enable us to increase capital, access funding sources and reduce

52 Bank of America 2015

risk through consideration of potential actions that include asset sales, business sales, capital or debt issuances, and other de-risking strategies. We also maintain contingency plans as part of our resolution plan to limit adverse systemic impacts that could be associated with a potential resolution.
Strategic Risk Management
Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from incorrect assumptions, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments, in the geographic locations in which we operate, such as competitor actions, changing customer preferences, product obsolescence and technology developments. Our strategic plan is consistent with our risk appetite and specifically addresses strategic risks.
The strategic plan is reviewed and approved annually by the Board, as is the capital plan, financial operating plan and risk appetite statement. With oversight by the Board, executive management ensures that consistency is applied while executing the Corporation’s strategic plan, core operating principles and risk appetite. The executive management team continuously monitors business performance throughout the year to assess strategic risk and find early warning signals so that risks can be proactively managed. Executive management regularly reviews performance versus the plan, updates the Board via quarterly reporting routines (and more frequently as relevant) and implements changes as deemed appropriate. The following are assessed in the regular executive reviews: forecasted earnings and returns on capital, the current risk profile, current capital and liquidity requirements, staffing levels and changes required to support the plan, stress testing results, and other qualitative factors such as market growth rates and peer analysis.
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by the Board as required. At the business level, as we introduce new products, we monitor their performance relative to expectations (e.g., for earnings and returns on capital). With oversight by the Board and the ERC, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize achieving the targeted risk appetite, shareholder returns and maintaining the targeted financial strength.
We use proprietary models to measure the capital requirements for credit, country, market, operational and strategic risks. The allocated capital assigned to each business is based on its unique risk exposures. With oversight by the Board, executive management assesses the risk-adjusted returns of each business in approving strategic and financial operating plans. The businesses use allocated capital to define business strategies, and price products and transactions. For more information on how this measure is calculated, see Supplemental Financial Data on page 30.

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
The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. For additional information, see Business Segment Operations on page 32.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR capital plan.
In January 2015, we submitted our 2015 CCAR capital plan and related supervisory stress tests. The requested capital actions included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. On March 11, 2015, the Federal Reserve advised that it did not object to our 2015 capital plan but gave a conditional non-objection under which we were required to resubmit our CCAR capital plan and address certain weaknesses the Federal Reserve identified in our capital planning process. We have established plans and taken actions which addressed the identified weaknesses, and we resubmitted our CCAR capital plan on September 30, 2015. The Federal Reserve announced on December 10, 2015 that it did not object to our resubmitted CCAR capital plan.
As of December 31, 2015, in connection with our 2015 CCAR capital plan, we have repurchased approximately $2.4 billion of common stock. The timing and amount of additional common stock repurchases and common stock dividends will continue to be consistent with our 2015 CCAR capital plan. In addition, the timing and amount of common stock repurchases will be subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The common stock repurchases may be

Bank of America 2015 53

effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, we became subject to Basel 3, which includes certain transition provisions through January 1, 2019. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3.
Basel 3 Overview
Basel 3 updated the composition of capital and established a Common equity tier 1 capital ratio. Common equity tier 1 capital primarily includes common stock, retained earnings and accumulated OCI. Basel 3 revised minimum capital ratios and buffer requirements, added a SLR, and addressed the adequately capitalized minimum requirements under the PCA framework. Finally, Basel 3 established two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches. For additional information, see Capital Management – Standardized Approach and Capital Management – Advanced Approaches on page 55.
As an Advanced approaches institution, under Basel 3, we were required to complete a qualification period (parallel run) to demonstrate compliance with the Basel 3 Advanced approaches to the satisfaction of U.S. banking regulators. We received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements in the fourth quarter of 2015. As previously disclosed, with the approval to exit parallel run, U.S. banking regulators requested modifications to certain internal analytical models including the wholesale (e.g., commercial) credit models. All requested modifications were incorporated, which increased our risk-weighted assets, and are reflected in the risk-based ratios in the fourth quarter of 2015. Having exited parallel run on October 1, 2015, we are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework, and was the Advanced approaches in the fourth quarter of 2015. Prior to the fourth quarter of 2015, we were required to report our capital adequacy under the Standardized approach only.
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
Table 12 summarizes how certain regulatory capital deductions and adjustments have been or will be transitioned from 2014 through 2018 for Common equity tier 1 and Tier 1 capital.

Table 12	Summary of Certain Basel 3 Regulatory Capital Transition Provisions

Beginning on January 1 of each year	2014	2015	2016	2017	2018
Common equity tier 1 capital
Percent of total amount deducted from Common equity tier 1 capital includes:	20%	40%	60%	80%	100%
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
Deferred tax assets arising from net operating loss and tax credit carryforwards; defined benefit pension fund net assets; net unrealized cumulative gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value

(1)
Represents the phase-out percentage of the exclusion by year (e.g., 40 percent of net unrealized gains (losses) on AFS debt and certain marketable equity securities recorded in accumulated OCI was included in 2015).

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and transitioned from Tier 2 capital beginning in 2016 with the full exclusion in 2022. As of December 31, 2015, our qualifying Trust Securities were $1.4 billion, approximately nine bps of the Tier 1 capital ratio.

Minimum Capital Requirements
Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. Effective January 1, 2015, the PCA framework was also amended to reflect the requirements of Basel 3. The PCA framework establishes categories of capitalization, including “well capitalized,” based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for “well-capitalized” banking organizations, which included BANA at

54 Bank of America 2015

December 31, 2015. Also effective January 1, 2015, Common equity tier 1 capital is included in the measurement of “well-capitalized” for depository institutions.
Beginning January 1, 2016, we are subject to a capital conservation buffer, a countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge which will be phased in over a three-year period ending January 1, 2019. Once fully phased in, the Corporation’s risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and G-SIB surcharge in order to avoid certain restrictions on capital distributions and discretionary bonus payments. The buffers and surcharge must be composed solely of Common equity tier 1 capital. The countercyclical capital buffer is currently set at zero. U.S. banking regulators must jointly decide on any increase in the countercyclical buffer, after which time institutions will have up to one year for implementation. Based on the Federal Reserve final rule published in July 2015, we estimate that our G-SIB surcharge will increase our risk-based capital ratio requirements by 3.0 percent once fully phased in. The G-SIB surcharge is calculated annually and may differ from this estimate over time. For more information on our G-SIB surcharge, see Capital Management – Regulatory Developments on page 59.
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
Advanced Approaches
In addition to the credit risk and market risk measures, Basel 3 Advanced approaches include measures of operational risk and risks related to the credit valuation adjustment (CVA) for over-the-counter (OTC) derivative exposures. The Advanced approaches rely on internal analytical models to measure risk weights for credit risk exposures and allow the use of models to estimate the exposure at default (EAD) for certain exposure types. Market risk capital measurements are consistent with the Standardized approach, except for securitization exposures. For both trading and non-trading securitization exposures, institutions are permitted to use the Supervisory Formula Approach (SFA) and would use the SSFA if the SFA is unavailable for a particular exposure. Non-securitization credit risk exposures are measured using internal ratings-based models to determine the applicable risk weight by estimating the probability of default, loss given default (LGD) and, in certain instances, EAD. The internal analytical models primarily rely on internal historical default and loss experience. Operational risk is measured using internal analytical models which rely on both internal and external operational loss experience and data. The calculations require management to make estimates, assumptions and interpretations, including with respect to the probability of future events based on historical experience. Actual results could differ from those estimates and assumptions. Under the Federal Reserve’s reservation of authority, they may require us to hold an amount of capital greater than otherwise required under the capital rules if they determine that our risk-based capital requirement using our internal analytical models is not commensurate with our credit, market, operational or other risks.
Supplementary Leverage Ratio
Basel 3 also requires Advanced approaches institutions to disclose a SLR. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital reflective of Basel 3 numerator transition provisions. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted Tier 1 deductions, as well as the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter. Off-balance sheet exposures primarily include undrawn lending commitments, letters of credit, potential future derivative exposures and repo-style transactions. Total leverage exposure includes the effective notional principal amount of credit derivatives and similar instruments through which credit protection is sold. The credit conversion factors (CCFs) applied to certain off-balance sheet exposures conform to the graduated CCF utilized under the Basel 3 Standardized approach, but are subject to a minimum 10 percent CCF. Effective January 1, 2018, the Corporation will be required to maintain a minimum SLR of 3.0 percent, plus a supplementary leverage buffer of 2.0 percent, in order to avoid certain restrictions on capital distributions and discretionary bonuses. Insured depository institution subsidiaries of BHCs, including BANA, will be required to maintain a minimum 6.0 percent SLR to be considered “well capitalized” under the PCA framework.
Capital Composition and Ratios
Table 13 presents Bank of America Corporation’s transition and fully phased-in capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Corporation meets the definition of “well capitalized” under current regulatory requirements.

Bank of America 2015 55

Table 13	Bank of America Corporation Regulatory Capital under Basel 3 (1)

	December 31, 2015
	Transition				Fully Phased-in
(Dollars in millions)	Standardized Approach	Advanced Approaches	Regulatory Minimum	Well-capitalized (2)	Standardized Approach	Advanced Approaches (3)	Regulatory Minimum (4)
Risk-based capital metrics:
Common equity tier 1 capital	$163,026	$163,026			$154,084	$154,084
Tier 1 capital	180,778	180,778			175,814	175,814
Total capital (5)	220,676	210,912			211,167	201,403
Risk-weighted assets (in billions)	1,403	1,602			1,427	1,575
Common equity tier 1 capital ratio	11.6%	10.2%	4.5%	n/a	10.8%	9.8%	10.0%
Tier 1 capital ratio	12.9	11.3	6.0	6.0%	12.3	11.2	11.5
Total capital ratio	15.7	13.2	8.0	10.0	14.8	12.8	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (6)	$2,103	$2,103			$2,102	$2,102
Tier 1 leverage ratio	8.6%	8.6%	4.0	n/a	8.4%	8.4%	4.0

SLR leverage exposure (in billions)	$2,728	$2,728			$2,727	$2,727
SLR	6.6%	6.6%	5.0	n/a	6.4%	6.4%	5.0

	December 31, 2014
Risk-based capital metrics:
Common equity tier 1 capital	$155,361	n/a			$141,217	$141,217
Tier 1 capital	168,973	n/a			160,480	160,480
Total capital (5)	208,670	n/a			196,115	185,986
Risk-weighted assets (in billions) (7)	1,262	n/a			1,415	1,465
Common equity tier 1 capital ratio	12.3%	n/a	4.0%	n/a	10.0%	9.6%	10.0%
Tier 1 capital ratio	13.4	n/a	5.5	6.0%	11.3	11.0	11.5
Total capital ratio	16.5	n/a	8.0	10.0	13.9	12.7	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (6)	$2,060	$2,060			$2,057	$2,057
Tier 1 leverage ratio	8.2%	8.2%	4.0	n/a	7.8%	7.8%	4.0

SLR leverage exposure (in billions)	$2,732	$2,732			$2,728	$2,728
SLR	6.2%	6.2%	5.0	n/a	5.9%	5.9%	5.0

(1)
We received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements in the fourth quarter of 2015. With the approval to exit parallel run, we are required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy and was the Advanced approaches at December 31, 2015. Prior to exiting parallel run, we were required to report regulatory capital risk-weighted assets and ratios under the Standardized approach only. As previously disclosed, with the approval to exit parallel run, U.S. banking regulators requested modifications to certain internal analytical models including the wholesale (e.g., commercial) credit models which increased our risk-weighted assets in the fourth quarter of 2015.

(2)
To be “well capitalized” under the current U.S. banking regulatory agency definitions, a bank holding company must maintain these or higher ratios and not be subject to a Federal Reserve order or directive to maintain higher capital levels.

(3)
Basel 3 fully phased-in Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal models methodology (IMM). As of December 31, 2015, we had not received IMM approval.

(4)
Fully phased-in regulatory minimums assume a capital conservation buffer of 2.5 percent and estimated G-SIB surcharge of 3.0 percent. The estimated fully phased-in countercyclical capital buffer is zero. We will be subject to fully phased-in regulatory minimums on January 1, 2019.

(5)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(6)	Reflects adjusted average total assets for the three months ended December 31, 2015 and 2014.

(7)	On a pro-forma basis, under Basel 3 Standardized – Transition as measured at January 1, 2015, the December 31, 2014 risk-weighted assets would have been $1,392 billion.
n/a = not applicable
Common equity tier 1 capital under Basel 3 Advanced – Transition was $163.0 billion at December 31, 2015, an increase of $7.7 billion compared to December 31, 2014 driven by earnings, partially offset by dividends, common stock repurchases and the impact of certain transition provisions under Basel 3 rules. For more information on Basel 3 transition provisions, see Table 12. During 2015, Total capital increased $2.2 billion primarily driven by the same factors that drove the increase in Common equity tier 1 capital as well as issuances of preferred stock and subordinated debt, partially offset by lower eligible credit reserves included in additional Tier 2 capital. The decrease in eligible credit reserves included in additional Tier 2 capital is due to the change in the calculation of eligible credit reserves under the Advanced approaches. The Corporation began using the Advanced approaches capital framework to determine risk-based capital requirements in the fourth quarter of 2015. For additional information, see Table 14.
Risk-weighted assets increased $341 billion during 2015 to $1,602 billion primarily due to the change in the calculation of risk-weighted assets from the general risk-based approach at December 31, 2014 to the Basel 3 Advanced approaches.

56 Bank of America 2015

Table 14 presents the capital composition as measured under Basel 3 – Transition at December 31, 2015 and 2014.

Table 14	Capital Composition under Basel 3 – Transition (1)

		December 31
(Dollars in millions)		2015	2014
Total common shareholders’ equity		$233,932	$224,162
Goodwill		(69,215)	(69,234)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(3,434)	(2,226)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax		1,774	2,680
Net unrealized (gains) losses on AFS debt and equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax		1,220	573
Intangibles, other than mortgage servicing rights and goodwill		(1,039)	(639)
DVA related to liabilities and derivatives		204	231
Other		(416)	(186)
Common equity tier 1 capital		163,026	155,361
Qualifying preferred stock, net of issuance cost		22,273	19,308
Deferred tax assets arising from net operating loss and tax credit carryforwards		(5,151)	(8,905)
Trust preferred securities		1,430	2,893
Defined benefit pension fund assets		(568)	(599)
DVA related to liabilities and derivatives under transition		307	925
Other		(539)	(10)
Total Tier 1 capital		180,778	168,973
Long-term debt qualifying as Tier 2 capital		22,579	21,186
Allowance for loan and lease losses included in Tier 2 capital		n/a	14,634
Eligible credit reserves included in Tier 2 capital		3,116	n/a
Nonqualifying capital instruments subject to phase out from Tier 2 capital		4,448	3,881
Other		(9)	(4)
Total Basel 3 Capital		$210,912	$208,670

(1)	See Table 13, footnote 1.
n/a = not applicable
Table 15 presents the components of our risk-weighted assets as measured under Basel 3 – Transition at December 31, 2015 and 2014.

Table 15	Risk-weighted assets under Basel 3 – Transition

		December 31
		2015		2014
(Dollars in billions)		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
Credit risk		$1,314	$940	$1,169	n/a
Market risk		89	86	93	n/a
Operational risk		n/a	500	n/a	n/a
Risks related to CVA		n/a	76	n/a	n/a
Total risk-weighted assets		$1,403	$1,602	$1,262	n/a
n/a = not applicable

Bank of America 2015 57

Table 16 presents a reconciliation of regulatory capital in accordance with Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at December 31, 2015 and 2014.

Table 16	Regulatory Capital Reconciliations between Basel 3 Transition to Fully Phased-in (1)

	December 31
(Dollars in millions)	2015	2014
Common equity tier 1 capital (transition)	$163,026	$155,361
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition	(5,151)	(8,905)
Accumulated OCI phased in during transition	(1,917)	(1,592)
Intangibles phased in during transition	(1,559)	(2,556)
Defined benefit pension fund assets phased in during transition	(568)	(599)
DVA related to liabilities and derivatives phased in during transition	307	925
Other adjustments and deductions phased in during transition	(54)	(1,417)
Common equity tier 1 capital (fully phased-in)	154,084	141,217
Additional Tier 1 capital (transition)	17,752	13,612
Deferred tax assets arising from net operating loss and tax credit carryforwards phased out during transition	5,151	8,905
Trust preferred securities phased out during transition	(1,430)	(2,893)
Defined benefit pension fund assets phased out during transition	568	599
DVA related to liabilities and derivatives phased out during transition	(307)	(925)
Other transition adjustments to additional Tier 1 capital	(4)	(35)
Additional Tier 1 capital (fully phased-in)	21,730	19,263
Tier 1 capital (fully phased-in)	175,814	160,480
Tier 2 capital (transition)	30,134	39,697
Nonqualifying capital instruments phased out during transition	(4,448)	(3,881)
Changes in Tier 2 qualifying allowance for credit losses and others	9,667	(181)
Tier 2 capital (fully phased-in)	35,353	35,635
Basel 3 Standardized approach Total capital (fully phased-in)	211,167	196,115
Change in Tier 2 qualifying allowance for credit losses	(9,764)	(10,129)
Basel 3 Advanced approaches Total capital (fully phased-in)	$201,403	$185,986

Risk-weighted assets – As reported to Basel 3 (fully phased-in)
Basel 3 Standardized approach risk-weighted assets as reported	$1,403,293	$1,261,544
Changes in risk-weighted assets from reported to fully phased-in	24,089	153,722
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	$1,427,382	$1,415,266

Basel 3 Advanced approaches risk-weighted assets as reported	$1,602,373	n/a
Changes in risk-weighted assets from reported to fully phased-in	(27,690)	n/a
Basel 3 Advanced approaches risk-weighted assets (fully phased-in) (2)	$1,574,683	$1,465,479

(1)	See Table 13, footnote 1.

(2)
Basel 3 fully phased-in Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal models methodology (IMM). As of December 31, 2015, we had not received IMM approval.

n/a = not applicable

58 Bank of America 2015

Bank of America, N.A. Regulatory Capital

Table 17 presents transition regulatory information for BANA in accordance with Basel 3 Standardized and Advanced Approaches as measured at December 31, 2015 and 2014.

Table 17		Bank of America, N.A. Regulatory Capital under Basel 3

	December 31, 2015
	Standardized Approach			Advanced Approaches
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital	12.2%	$144,869	6.5%	13.1%	$144,869	6.5%
Tier 1 capital	12.2	144,869	8.0	13.1	144,869	8.0
Total capital	13.5	159,871	10.0	13.6	150,624	10.0
Tier 1 leverage	9.2	144,869	5.0	9.2	144,869	5.0

	December 31, 2014
Common equity tier 1 capital	13.1%	$145,150	4.0%	n/a	n/a	4.0%
Tier 1 capital	13.1	145,150	6.0	n/a	n/a	6.0
Total capital	14.6	161,623	10.0	n/a	n/a	10.0
Tier 1 leverage	9.6	145,150	5.0	n/a	n/a	5.0

(1)
Percent required to meet guidelines to be considered “well capitalized” under the Prompt Corrective Action framework, except for the December 31, 2014 Common equity tier 1 capital which reflects capital adequacy minimum requirements as an Advanced approaches bank under Basel 3 during a transition period that ended in 2014.

n/a = not applicable
Regulatory Developments
Global Systemically Important Bank Surcharge
We have been designated as a G-SIB and as such, are subject to a risk-based capital surcharge (G-SIB surcharge) that must be satisfied with Common equity tier 1 capital. The surcharge assessment methodology published by the Basel Committee on Banking Supervision (Basel Committee) relies on an indicator-based measurement approach (e.g., size, complexity, cross-jurisdictional activity, inter-connectedness and substitutability/financial institution infrastructure) to determine a score relative to the global banking industry. Institutions with the highest scores are designated as G-SIBs and are assigned to one of four loss absorbency buckets from 1.0 percent to 2.5 percent, in 0.5 percent increments based on each institution’s relative score and supervisory judgment. A fifth loss absorbency bucket of 3.5 percent serves to discourage banks from becoming more systemically important.
In July 2015, the Federal Reserve finalized a regulation that will implement G-SIB surcharge requirements for the largest U.S. BHCs. Under the final rule, assignment to loss absorbency buckets will be determined by the higher score as calculated according to two methods. Method 1 is consistent with the Basel Committee’s methodology, whereas method 2 replaces the substitutability/financial institution infrastructure indicator with a measure of short-term wholesale funding and then determines the overall score by applying a fixed multiplier for each of the other systemic indicators. Under the final U.S. rules, the G-SIB surcharge is being phased in beginning on January 1, 2016, becoming fully effective on January 1, 2019. Once fully phased in, we estimate that our G-SIB surcharge will increase our risk-based capital ratio requirements by 3.0 percent under method 2 and 1.5 percent under method 1.
For more information on regulatory capital, see Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Minimum Total Loss-Absorbing Capacity
On October 30, 2015, the Federal Reserve issued a notice of proposed rulemaking to establish external total loss-absorbing capacity (TLAC) requirements to improve the resolvability and resiliency of large, interconnected BHCs. Under the proposal, U.S. G-SIBs would be required to maintain a minimum external TLAC of the greater of (1) 16 percent of risk-weighted assets in 2019, increasing to 18 percent of risk-weighted assets in 2022 (plus additional TLAC equal to enough Common equity tier 1 capital as a percentage of risk-weighted assets to cover the capital conservation buffer, any applicable countercyclical capital buffer plus the applicable method 1 G-SIB surcharge), or (2) 9.5 percent of the denominator of the SLR. In addition, U.S. G-SIBs must meet a minimum long-term debt requirement equal to the greater of (1) 6.0 percent of risk-weighted assets plus the applicable method 2 G-SIB surcharge, or (2) 4.5 percent of the denominator of the SLR.
Revisions to Approaches for Measuring Risk-Weighted Assets
The Basel Committee has several open proposals to revise key methodologies for measuring risk-weighted assets. The proposals include a standardized approach for credit risk, standardized approaches for operational risk, revisions to the securitization framework and revisions to the CVA risk framework. In January 2016, the Basel Committee finalized its fundamental review of the trading book, which updates both modeled and standardized approaches for market risk measurement. A revised standardized model for counterparty credit risk has also previously been finalized. These revisions would be coupled with a proposed capital floor framework to limit the extent to which banks can reduce risk-weighted asset levels through the use of internal models. The Basel Committee expects to finalize the outstanding proposals by the end of 2016. Once the proposals are finalized, U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions.

Bank of America 2015 59

Broker-dealer Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the Commodity Futures Trading Commission Regulation 1.17.
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At December 31, 2015, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $11.4 billion and exceeded the minimum requirement of $1.5 billion by $9.9 billion. MLPCC’s net capital of $3.3 billion exceeded the minimum requirement of $473 million by $2.8 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At December 31, 2015, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At December 31, 2015, MLI’s capital resources were $34.4 billion which exceeded the minimum requirement of $16.6 billion.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2015 and through February 24, 2016, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Liquidity Risk
Funding and Liquidity Risk Management
Liquidity risk is the potential inability to meet expected or unexpected cash flow and collateral needs while continuing to support our business and customer needs under a range of economic conditions. Our primary liquidity risk management objective is to meet all contractual and contingent financial obligations at all times, including during periods of stress. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain excess liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks.
We define excess liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as those obligations arise. We manage our liquidity position through line of business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity risk management within Corporate Treasury enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events.
The Board approves the Corporation’s liquidity policy and the ERC approves the contingency funding plan, including establishing liquidity risk tolerance levels. The MRC monitors our liquidity position and reviews the impact of strategic decisions on our liquidity. The MRC is responsible for overseeing liquidity risks and maintaining exposures within the established tolerance levels. MRC reviews and monitors our liquidity position, cash flow forecasts, stress testing scenarios and results, and implements our liquidity limits and guidelines. For additional information, see Managing Risk on page 49. Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining excess liquidity at the parent company and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of excess liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
Global Excess Liquidity Sources and Other Unencumbered Assets
We maintain excess liquidity available to Bank of America Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, or Global Excess Liquidity Sources (GELS), is comprised of assets that are readily available to the parent company and selected subsidiaries, including bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GELS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our GELS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. LCR rules. For more information on the final rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 62.

60 Bank of America 2015

Our GELS were $504 billion and $439 billion at December 31, 2015 and 2014, and were maintained as presented in Table 18.

Table 18	Global Excess Liquidity Sources

	December 31		Average for Three Months Ended December 31 2015
(Dollars in billions)	2015	2014
Parent company	$96	$98	$96
Bank subsidiaries	361	306	369
Other regulated entities	47	35	45
Total Global Excess Liquidity Sources	$504	$439	$510
As shown in Table 18, parent company GELS totaled $96 billion and $98 billion at December 31, 2015 and 2014. The decrease in parent company liquidity was primarily due to derivative cash collateral outflows, common stock buy-backs and dividends, partially offset by net subsidiary inflows. Typically, parent company excess liquidity is in the form of cash deposited with BANA.
GELS available to our bank subsidiaries totaled $361 billion and $306 billion at December 31, 2015 and 2014. The increase in bank subsidiaries’ liquidity was primarily due to deposit inflows, partially offset by loan growth. GELS at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $252 billion and $214 billion at December 31, 2015 and 2014. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.
GELS available to our other regulated entities, comprised primarily of broker-dealer subsidiaries, totaled $47 billion and $35 billion at December 31, 2015 and 2014. The increase in liquidity in other regulated entities is largely driven by parent company liquidity contributions to the Corporation’s primary U.S. broker-dealer. Our other regulated entities also held other unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 19 presents the composition of GELS at December 31, 2015 and 2014.

Table 19	Global Excess Liquidity Sources Composition

	December 31
(Dollars in billions)	2015	2014
Cash on deposit	$119	$97
U.S. Treasury securities	38	74
U.S. agency securities and mortgage-backed securities	327	252
Non-U.S. government and supranational securities	20	16
Total Global Excess Liquidity Sources	$504	$439
Time-to-required Funding and Stress Modeling
We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “time-to-required funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only the parent company’s liquidity sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our time-to-required funding was 39 months at December 31, 2015. For purposes of calculating time-to-required funding, at December 31, 2015, we have included in the amount of unsecured contractual obligations $8.5 billion related to the BNY Mellon Settlement. The final conditions of the settlement have been satisfied and, accordingly, the Corporation made the settlement payment in February 2016. For more information on the BNY Mellon Settlement, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
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

Bank of America 2015 61

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
In 2014, U.S. banking regulators finalized LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Under the final rule, an initial minimum LCR of 80 percent was required as of January 2015, increased to 90 percent as of January 2016 and will increase to 100 percent in January 2017. These minimum requirements are applicable to the Corporation on a consolidated basis and to our insured depository institutions. As of December 31, 2015, we estimate that the consolidated Corporation was above the 2017 LCR requirements. The Corporation’s LCR may fluctuate from period to period due to normal business flows from customer activity.
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
We fund a substantial portion of our lending activities through our deposits, which were $1.20 trillion and $1.12 trillion at December 31, 2015 and 2014. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the Federal Deposit Insurance Corporation (FDIC). We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLBs loans.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings to the Consolidated Financial Statements.
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
During 2015, we issued $43.7 billion of long-term debt, consisting of $26.4 billion for Bank of America Corporation, $10.0 billion for Bank of America, N.A. and $7.3 billion of other debt.

62 Bank of America 2015

Table 20 presents our long-term debt by major currency at December 31, 2015 and 2014.

Table 20	Long-term Debt by Major Currency

	December 31
(Dollars in millions)	2015	2014
U.S. Dollar	$190,381	$191,264
Euro	29,797	30,687
British Pound	7,080	7,881
Japanese Yen	3,099	6,058
Australian Dollar	2,534	2,135
Canadian Dollar	1,428	1,779
Swiss Franc	872	897
Other	1,573	2,438
Total long-term debt	$236,764	$243,139
Total long-term debt decreased $6.4 billion, or three percent, in 2015, primarily due to the impact of revaluation of non-U.S. Dollar debt and changes in fair value for debt accounted for under the fair value option. These impacts were substantially offset through derivative hedge transactions. Excluding these two factors, total long-term debt remained relatively unchanged in 2015. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 97.
We may also issue unsecured debt in the form of structured notes for client purposes. During 2015, we issued $7.2 billion of structured notes, a majority of which was issued by Bank of America Corporation. Structured notes are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $32.6 billion and $38.8 billion at December 31, 2015 and 2014.
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
Credit Ratings
Our borrowing costs and ability to raise funds are impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings, and management maintains an active dialogue with the major rating agencies.
Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies and they consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time and they provide no assurances that they will maintain our ratings at current levels.
Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies or potential tail risks; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; the sovereign credit ratings of the U.S. government; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to the Corporation or its subsidiaries in a crisis.
On December 8, 2015, Fitch Ratings (Fitch) completed its latest semi-annual review of 12 large, complex securities trading and universal banks, including Bank of America. The agency affirmed all of our ratings and maintained the outlooks it established upon completion of its prior review on May 19, 2015. Following that review, Fitch revised the support rating floors for the U.S. G-SIBs to No Floor from A, effectively removing the implied government support uplift from those institutions’ ratings. The rating agency also upgraded Bank of America Corporation’s stand-alone rating, or Viability Rating, to ‘a’ from ‘a-’, while affirming its long-term and short-term senior debt ratings at A and F1. Fitch concurrently upgraded Bank of America, N.A.’s long-term senior debt rating to A+ from A, and its long-term deposit rating to AA- from A+. Fitch set the outlook on those ratings at stable. Fitch also revised the

Bank of America 2015 63

outlook to positive on the ratings of Bank of America’s material international operating subsidiaries, including MLI.
On December 2, 2015, Standard & Poor’s Ratings Services (S&P) concluded its review of the ratings of eight U.S. G-SIBs, including Bank of America. Consistent with prior guidance, S&P downgraded our holding company long-term senior debt rating to BBB+ from A- due to the removal of the remaining notch of uplift for U.S. government support and revised the outlook to Stable from CreditWatch Negative. The Corporation’s short-term ratings were not affected. This action reflected S&P’s view that extraordinary U.S. government support of the banking system is less likely under the current U.S. resolution framework. S&P concurrently left the long-term and short-term senior debt ratings of Bank of America’s core rated operating subsidiaries, including Bank of America, N.A., MLPF&S, MLI, and Bank of America Merrill Lynch International Limited, unchanged at A and A-1, respectively. S&P eliminated the remaining notch of uplift for potential government support from those entities’ senior long-term debt ratings, but the agency subsequently added a notch of uplift upon implementing its new framework for incorporating loss-absorbing holding company debt and equity capital buffers into operating subsidiary credit ratings. Those ratings remain on CreditWatch positive pending further clarity on what debt instruments will count toward TLAC requirements. Additionally, S&P concluded its CreditWatch Developing on the subordinated debt rating of Bank of America, N.A., which the agency downgraded to BBB+ from A-.
On May 28, 2015, Moody’s Investors Service, Inc. (Moody’s) concluded its previously announced review of several global investment banking groups, including Bank of America, which followed the publication of the agency’s new bank rating methodology. Moody’s upgraded Bank of America Corporation’s long-term senior debt rating to Baa1 from Baa2, and the preferred stock rating to Ba2 from Ba3. Moody’s also upgraded the long-term senior debt and long-term deposit ratings of Bank of America, N.A. to A1 from A2. Moody’s affirmed the short-term ratings at P-2 for Bank of America Corporation and P-1 for Bank of America, N.A. Moody’s now has a stable outlook on all of our ratings.
Table 21 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 21	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term (1)	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	Baa1	P-2	Stable	BBB+	A-2	Stable	A	F1	Stable
Bank of America, N.A.	A1	P-1	Stable	A	A-1	CreditWatch Positive	A+	F1	Stable
Merrill Lynch, Pierce, Fenner & Smith	NR	NR	NR	A	A-1	CreditWatch Positive	A+	F1	Stable
Merrill Lynch International	NR	NR	NR	A	A-1	CreditWatch Positive	A	F1	Positive

(1)	S&P short-term ratings are not on CreditWatch.
NR = not rated
A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of downgrades of our or our rated subsidiaries’ credit ratings, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing and the effect on our incremental cost of funds could be material.

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Stress Modeling on page 61.
For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements.

64 Bank of America 2015

Credit Risk Management
Credit quality remained stable during 2015 driven by lower U.S. unemployment and improving home prices as well as our proactive credit risk management activities positively impacting our credit portfolio as nonperforming loans and delinquencies continued to improve. For additional information, see Executive Summary – 2015 Economic and Business Environment on page 22.
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for categories of assets carried at fair value is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current fair value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures encompass funded and unfunded credit exposures. For more information on derivatives and credit extension commitments, see Note 2 – Derivatives and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.
We refine our underwriting and credit risk management practices as well as credit standards to meet the changing economic environment. To mitigate losses and enhance customer support in our consumer businesses, we have in place collection programs and loan modification and customer assistance infrastructures. We utilize a number of actions to mitigate losses in the commercial businesses including increasing the frequency and intensity of portfolio monitoring, hedging activity and our practice of transferring management of deteriorating commercial exposures to independent special asset officers as credits enter criticized categories.
We have non-U.S. exposure largely in Europe and Asia Pacific. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 86 and Item 1A. Risk Factors of this Annual Report on Form 10-K.
Utilized energy exposure represents approximately two percent of total loans and leases. For more information on our exposures and related risks in the energy industry, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 83 and Table 46.
For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 66, Commercial Portfolio Credit Risk Management on page 77, Non-U.S. Portfolio on page 86, Provision for Credit Losses on page 88 and Allowance for Credit Losses on page 88, Note 1 – Summary of Significant Accounting Principles, Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 2015 65

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
During 2015, we completed approximately 51,300 customer loan modifications with a total unpaid principal balance of $8.4 billion, including approximately 21,200 permanent modifications, under the U.S. government’s Making Home Affordable Program. Of the loan modifications completed in 2015, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, more than half were in the Corporation’s held-for-investment (HFI) portfolio. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDR). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 75 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio
Improvement in the U.S. unemployment rate and home prices continued during 2015 resulting in improved credit quality and lower credit losses across most major consumer portfolios compared to 2014. Nearly all consumer loan portfolios 30 and 90 days or more past due declined during 2015 as a result of improved delinquency trends.
Improved credit quality, continued loan balance run-off and sales across the consumer portfolio drove a $2.6 billion decrease in the consumer allowance for loan and lease losses in 2015 to $7.4 billion at December 31, 2015. For additional information, see Allowance for Credit Losses on page 88.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 46 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Table 22 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the “Outstandings” columns in Table 22, PCI loans are also shown separately in the “Purchased Credit-impaired Loan Portfolio” columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 22	Consumer Loans and Leases

		December 31
		Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)		2015	2014	2015	2014
Residential mortgage (1)		$187,911	$216,197	$12,066	$15,152
Home equity		75,948	85,725	4,619	5,617
U.S. credit card		89,602	91,879	n/a	n/a
Non-U.S. credit card		9,975	10,465	n/a	n/a
Direct/Indirect consumer (2)		88,795	80,381	n/a	n/a
Other consumer (3)		2,067	1,846	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option		454,298	486,493	16,685	20,769
Loans accounted for under the fair value option (4)		1,871	2,077	n/a	n/a
Total consumer loans and leases		$456,169	$488,570	$16,685	$20,769

(1)	Outstandings include pay option loans of $2.3 billion and $3.2 billion at December 31, 2015 and 2014. We no longer originate pay option loans.

(2)
Outstandings include auto and specialty lending loans of $42.6 billion and $37.7 billion, unsecured consumer lending loans of $886 million and $1.5 billion, U.S. securities-based lending loans of $39.8 billion and $35.8 billion, non-U.S. consumer loans of $3.9 billion and $4.0 billion, student loans of $564 million and $632 million and other consumer loans of $1.0 billion and $761 million at December 31, 2015 and 2014.

(3)
Outstandings include consumer finance loans of $564 million and $676 million, consumer leases of $1.4 billion and $1.0 billion and consumer overdrafts of $146 million and $162 million at December 31, 2015 and 2014.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.6 billion and $1.9 billion and home equity loans of $250 million and $196 million at December 31, 2015 and 2014. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

n/a = not applicable

66 Bank of America 2015

Table 23 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with

FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 23	Consumer Credit Quality

		December 31
		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		2015	2014	2015	2014
Residential mortgage (1)		$4,803	$6,889	$7,150	$11,407
Home equity		3,337	3,901	—	—
U.S. credit card		n/a	n/a	789	866
Non-U.S. credit card		n/a	n/a	76	95
Direct/Indirect consumer		24	28	39	64
Other consumer		1	1	3	1
Total (2)		$8,165	$10,819	$8,057	$12,433
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)		1.80%	2.22%	1.77%	2.56%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)		2.04	2.70	0.23	0.26

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2015 and 2014, residential mortgage included $4.3 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $2.9 billion and $4.1 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At December 31, 2015 and 2014, $293 million and $392 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable
Table 24 presents net charge-offs and related ratios for consumer loans and leases.

Table 24	Consumer Net Charge-offs and Related Ratios

		Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)		2015	2014	2015	2014
Residential mortgage		$473	$(114)	0.24%	(0.05)%
Home equity		636	907	0.79	1.01
U.S. credit card		2,314	2,638	2.62	2.96
Non-U.S. credit card		188	242	1.86	2.10
Direct/Indirect consumer		112	169	0.13	0.20
Other consumer		193	229	9.96	11.27
Total		$3,916	$4,071	0.84	0.80

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

(2)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.35 percent and (0.08) percent for residential mortgage, 0.84 percent and 1.09 percent for home equity and 0.54 percent and 1.00 percent for the total consumer portfolio for 2015 and 2014, respectively. These are the only product classifications that include PCI and fully-insured loans.
Net charge-offs, as shown in Tables 24 and 25, exclude write-offs in the PCI loan portfolio of $634 million and $545 million in residential mortgage and $174 million and $265 million in home equity for 2015 and 2014. Net charge-off ratios including the PCI write-offs were 0.56 percent and 0.18 percent for residential mortgage and 1.00 percent and 1.31 percent for home equity in 2015 and 2014. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

Bank of America 2015 67

Table 25 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the consumer real estate portfolio. For more information on the Legacy Assets & Servicing portfolio, see LAS on page 42.

Table 25	Consumer Real Estate Portfolio (1)

	December 31
	Outstandings		Nonperforming		Net Charge-offs (2)
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Core portfolio
Residential mortgage	$145,845	$162,220	$1,845	$2,398	$128	$140
Home equity	48,264	51,887	1,354	1,496	219	275
Total Core portfolio	194,109	214,107	3,199	3,894	347	415
Legacy Assets & Servicing portfolio
Residential mortgage	42,066	53,977	2,958	4,491	345	(254)
Home equity	27,684	33,838	1,983	2,405	417	632
Total Legacy Assets & Servicing portfolio	69,750	87,815	4,941	6,896	762	378
Consumer real estate portfolio
Residential mortgage	187,911	216,197	4,803	6,889	473	(114)
Home equity	75,948	85,725	3,337	3,901	636	907
Total consumer real estate portfolio	$263,859	$301,922	$8,140	$10,790	$1,109	$793

			December 31
			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			2015	2014	2015	2014
Core portfolio
Residential mortgage			$418	$593	$(47)	$(47)
Home equity			639	702	153	3
Total Core portfolio			1,057	1,295	106	(44)
Legacy Assets & Servicing portfolio
Residential mortgage			1,082	2,307	(247)	(696)
Home equity			1,775	2,333	71	(236)
Total Legacy Assets & Servicing portfolio			2,857	4,640	(176)	(932)
Consumer real estate portfolio
Residential mortgage			1,500	2,900	(294)	(743)
Home equity			2,414	3,035	224	(233)
Total consumer real estate portfolio			$3,914	$5,935	$(70)	$(976)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $1.6 billion and $1.9 billion and home equity loans of $250 million and $196 million at December 31, 2015 and 2014. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolio. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 73.
Residential Mortgage
The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 41 percent of consumer loans and leases at December 31, 2015. Approximately 58 percent of the residential mortgage portfolio is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties. Approximately 30 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages originated for the home purchase and refinancing needs of our wealth management clients and the remaining portion of the portfolio is primarily in Consumer Banking.
Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $28.3 billion during 2015 due to loan sales of $24.2 billion and runoff outpacing the retention of new originations. Loan sales primarily included $16.4 billion of loans with standby insurance agreements, $3.1 billion of nonperforming and other delinquent loans and $4.5 billion of loans in consolidated agency residential mortgage securitization vehicles.
At December 31, 2015 and 2014, the residential mortgage portfolio included $37.1 billion and $65.0 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements that provide for the transfer of credit risk to FNMA and FHLMC. At December 31, 2015 and 2014, $33.4 billion and $47.8 billion had FHA insurance with the remainder protected by long-term standby agreements. At December 31, 2015 and 2014, $11.2 billion and

68 Bank of America 2015

$15.9 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.
Table 26 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 73.

Table 26	Residential Mortgage – Key Credit Statistics

	December 31
	Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	2015	2014	2015	2014
Outstandings	$187,911	$216,197	$138,768	$136,075
Accruing past due 30 days or more	11,423	16,485	1,568	1,868
Accruing past due 90 days or more	7,150	11,407	—	—
Nonperforming loans	4,803	6,889	4,803	6,889
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100	7%	9%	5%	6%
Refreshed LTV greater than 100	8	12	4	7
Refreshed FICO below 620	13	16	6	8
2006 and 2007 vintages (2)	17	19	17	22
Net charge-off ratio (3)	0.24	(0.05)	0.35	(0.08)

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)
These vintages of loans account for $1.6 billion, or 34 percent, and $2.8 billion, or 41 percent, of nonperforming residential mortgage loans at December 31, 2015 and 2014. Additionally, these vintages accounted for net charge-offs of $136 million to residential mortgage net charge-offs in 2015 and net recoveries of $233 million to residential mortgage net recoveries in 2014.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $2.1 billion in 2015 including sales of $1.5 billion, partially offset by a $261 million net increase related to the DoJ Settlement for those loans that are no longer fully insured. Excluding these items, nonperforming residential mortgage loans decreased as outflows, including the transfers of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming residential mortgage loans at December 31, 2015, $1.6 billion, or 34 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $2.0 billion, or 43 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $300 million in 2015.
Net charge-offs increased $587 million to $473 million in 2015, or 0.35 percent of total average residential mortgage loans, compared to a net recovery of $114 million, or (0.08) percent, in 2014. This increase in net charge-offs was primarily driven by $402 million of charge-offs during 2015 related to the consumer relief portion of the DoJ Settlement. In addition, net charge-offs included recoveries of $127 million related to nonperforming loan sales during 2015 compared to $407 million in 2014. Excluding these items, net charge-offs declined driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy.
Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV)

represented five percent and six percent of the residential mortgage portfolio at December 31, 2015 and 2014. Loans with a refreshed LTV greater than 100 percent represented four percent and seven percent of the residential mortgage loan portfolio at December 31, 2015 and 2014. Of the loans with a refreshed LTV greater than 100 percent, 98 percent and 96 percent were performing at December 31, 2015 and 2014. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, partially offset by subsequent appreciation. Loans to borrowers with refreshed FICO scores below 620 represented six percent and eight percent of the residential mortgage portfolio at December 31, 2015 and 2014.
Of the $138.8 billion in total residential mortgage loans outstanding at December 31, 2015, as shown in Table 27, 39 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $12.0 billion, or 22 percent at December 31, 2015. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2015, $214 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.6 billion, or one percent for the entire residential mortgage portfolio. In addition, at December 31, 2015, $712 million, or six percent of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $348 million were contractually current,

Bank of America 2015 69

compared to $4.8 billion, or three percent for the entire residential mortgage portfolio, of which $1.6 billion were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 75 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2019 or later.
Table 27 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana

Metropolitan Statistical Area (MSA) within California represented 14 percent and 13 percent of outstandings at December 31, 2015 and 2014. Loans within this MSA contributed net recoveries of $13 million and $81 million within the residential mortgage portfolio during 2015 and 2014. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstandings at both December 31, 2015 and 2014. Loans within this MSA contributed net charge-offs of $101 million and $27 million within the residential mortgage portfolio during 2015 and 2014.

Table 27	Residential Mortgage State Concentrations

	December 31
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
(Dollars in millions)	2015	2014	2015	2014	2015	2014
California	$48,865	$45,496	$977	$1,459	$(49)	$(280)
New York (3)	12,696	11,826	399	477	57	15
Florida (3)	10,001	10,116	534	858	53	(43)
Texas	6,208	6,635	185	269	10	1
Virginia	4,097	4,402	164	244	20	4
Other U.S./Non-U.S.	56,901	57,600	2,544	3,582	382	189
Residential mortgage loans (4)	$138,768	$136,075	$4,803	$6,889	$473	$(114)
Fully-insured loan portfolio	37,077	64,970
Purchased credit-impaired residential mortgage loan portfolio (5)	12,066	15,152
Total residential mortgage loan portfolio	$187,911	$216,197

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $634 million of write-offs in the residential mortgage PCI loan portfolio in 2015 compared to $545 million in 2014. For additional information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

(5)	Forty-seven percent and 45 percent of PCI residential mortgage loans were in California at December 31, 2015 and 2014. There were no other significant single state concentrations.
The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $8.0 billion and $9.0 billion at December 31, 2015 and 2014, or six percent and seven percent of the residential mortgage portfolio. The CRA portfolio included $552 million and $986 million of nonperforming loans at December 31, 2015 and 2014, representing 11 percent and 14 percent of total nonperforming residential mortgage loans. In 2015, net charge-offs in the CRA portfolio were $85 million of the $473 million total net charge-offs for the residential mortgage portfolio. In 2014, net charge-offs in the CRA portfolio were $52 million compared to net recoveries of $114 million for the residential mortgage portfolio.

Home Equity
At December 31, 2015, the home equity portfolio made up 17 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.
At December 31, 2015, our HELOC portfolio had an outstanding balance of $66.1 billion, or 87 percent of the total home equity portfolio compared to $74.2 billion, or 87 percent, at December 31, 2014. HELOCs generally have an initial draw period of 10 years and the borrowers typically are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.
At December 31, 2015, our home equity loan portfolio had an outstanding balance of $7.9 billion, or 10 percent of the total home equity portfolio compared to $9.8 billion, or 11 percent, at December 31, 2014. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $7.9 billion at December 31, 2015, 54 percent have 25- to 30-year terms. At December 31, 2015, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $2.0 billion, or three percent of the total home equity portfolio compared to $1.7 billion, or two percent, at December 31, 2014. We no longer originate reverse mortgages.
At December 31, 2015, approximately 56 percent of the home equity portfolio was included in Consumer Banking, 34 percent was included in LAS and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $9.8 billion in 2015 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at December 31, 2015 and 2014, $20.3 billion and $20.6 billion, or 27 percent and 24 percent, were in first-lien positions (28 percent and 26 percent excluding the PCI home equity portfolio). At December 31, 2015, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $12.9 billion, or 18 percent of our total home equity portfolio excluding the PCI loan portfolio.
Unused HELOCs totaled $50.3 billion and $53.7 billion at December 31, 2015 and 2014. The decrease was primarily due to customers choosing to close accounts, as well as accounts reaching the end of their draw period, which automatically eliminates open line exposure. Both of these more than offset customer paydowns of principal balances and the impact of new

70 Bank of America 2015

production. The HELOC utilization rate was 57 percent and 58 percent at December 31, 2015 and 2014.
Table 28 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 73.

Table 28	Home Equity – Key Credit Statistics

	December 31
	Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)	2015	2014	2015	2014
Outstandings	$75,948	$85,725	$71,329	$80,108
Accruing past due 30 days or more (2)	613	640	613	640
Nonperforming loans (2)	3,337	3,901	3,337	3,901
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	6%	8%	6%	7%
Refreshed CLTV greater than 100	12	16	11	14
Refreshed FICO below 620	7	8	7	7
2006 and 2007 vintages (3)	43	46	41	43
Net charge-off ratio (4)	0.79	1.01	0.84	1.09

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more includes $89 million and $98 million and nonperforming loans include $396 million and $505 million of loans where we serviced the underlying first-lien at December 31, 2015 and 2014.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 45 percent and 47 percent of nonperforming home equity loans at December 31, 2015 and 2014, and 54 percent and 59 percent of net charge-offs in 2015 and 2014.

(4)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming outstanding balances in the home equity portfolio decreased $564 million in 2015 as outflows, including sales of $154 million and the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows. Of the nonperforming home equity portfolio at December 31, 2015, $1.4 billion, or 42 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $1.3 billion, or 38 percent of nonperforming home equity loans, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $27 million in 2015.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At December 31, 2015, we estimate that $1.2 billion of current and $157 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $193 million of these combined amounts, with the remaining $1.1 billion serviced by third parties. Of the $1.3 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that $484 million had first-lien loans that were 90 days or more past due.
Net charge-offs decreased $271 million to $636 million, or 0.84 percent of the total average home equity portfolio in 2015, compared to $907 million, or 1.09 percent, in 2014. The decrease in net charge-offs was primarily driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy, and lower charge-offs related to the consumer relief portion of the DoJ Settlement, partially offset by lower recoveries.
Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTV) comprised six percent and seven percent of the home equity portfolio at December 31, 2015 and 2014. Outstanding balances with refreshed CLTV greater than 100 percent comprised 11 percent and 14 percent of the home equity portfolio at December 31, 2015 and 2014. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where our loan and available line of credit combined with any outstanding senior liens against the property are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current on their home equity loan and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at December 31, 2015. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented

Bank of America 2015 71

seven percent of the home equity portfolio at both December 31, 2015 and 2014.
Of the $71.3 billion in total home equity portfolio outstandings at December 31, 2015, as shown in Table 29, 66 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $9.7 billion, or 15 percent of total HELOCs at December 31, 2015. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2015, $226 million, or two percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $561 million, or one percent for the entire HELOC portfolio. In addition, at December 31, 2015, $1.3 billion, or 14 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $507 million were contractually current, compared to $3.1 billion, or five percent for the entire HELOC portfolio, of which $1.2 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and 44 percent of these loans will enter the amortization period in 2016 and 2017 and will be required to make fully-amortizing payments. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During 2015, approximately 39 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 29 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent and 12 percent of the outstanding home equity portfolio at December 31, 2015 and 2014. Loans within this MSA contributed 13 percent and 14 percent of net charge-offs in 2015 and 2014 within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both December 31, 2015 and 2014. Loans within this MSA contributed two percent and four percent of net charge-offs in 2015 and 2014 within the home equity portfolio.

Table 29	Home Equity State Concentrations

	December 31
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
(Dollars in millions)	2015	2014	2015	2014	2015	2014
California	$20,356	$23,250	$902	$1,012	$57	$118
Florida (3)	8,474	9,633	518	574	128	170
New Jersey (3)	5,570	5,883	230	299	51	68
New York (3)	5,249	5,671	316	387	61	81
Massachusetts	3,378	3,655	115	148	17	30
Other U.S./Non-U.S.	28,302	32,016	1,256	1,481	322	440
Home equity loans (4)	$71,329	$80,108	$3,337	$3,901	$636	$907
Purchased credit-impaired home equity portfolio (5)	4,619	5,617
Total home equity loan portfolio	$75,948	$85,725

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $174 million of write-offs in the home equity PCI loan portfolio in 2015 compared to $265 million in 2014. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

(5)	Twenty-nine percent of PCI home equity loans were in California at both December 31, 2015 and 2014. There were no other significant single state concentrations.

72 Bank of America 2015

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
Table 30 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 30	Purchased Credit-impaired Loan Portfolio

	December 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Gross Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$12,350	$12,066	$338	$11,728	94.96%
Home equity	4,650	4,619	466	4,153	89.31
Total purchased credit-impaired loan portfolio	$17,000	$16,685	$804	$15,881	93.42

	December 31, 2014
Residential mortgage	$15,726	$15,152	$880	$14,272	90.75%
Home equity	5,605	5,617	772	4,845	86.44
Total purchased credit-impaired loan portfolio	$21,331	$20,769	$1,652	$19,117	89.62
The total PCI unpaid principal balance decreased $4.3 billion, or 20 percent, in 2015 primarily driven by sales, payoffs, paydowns and write-offs. During 2015, we sold PCI loans with a carrying value of $1.4 billion compared to sales of $1.9 billion in 2014.
Of the unpaid principal balance of $17.0 billion at December 31, 2015, $14.7 billion, or 86 percent, was current based on the contractual terms, $1.2 billion, or seven percent, was in early stage delinquency, and $800 million was 180 days or more past due, including $707 million of first-lien mortgages and $93 million of home equity loans.
During 2015, we recorded a provision benefit of $40 million for the PCI loan portfolio which included an expense of $92 million for residential mortgage and a benefit of $132 million for home equity. This compared to a total provision benefit of $31 million in 2014. The provision benefit in 2015 was primarily driven by lower default estimates.
The PCI valuation allowance declined $848 million during 2015 due to write-offs in the PCI loan portfolio of $634 million in residential mortgage and $174 million in home equity, combined with a provision benefit of $40 million.
Purchased Credit-impaired Residential Mortgage Loan Portfolio
The PCI residential mortgage loan portfolio represented 72 percent of the total PCI loan portfolio at December 31, 2015. Those loans to borrowers with a refreshed FICO score below 620 represented 31 percent of the PCI residential mortgage loan portfolio at December 31, 2015. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 28 percent of the PCI residential mortgage loan portfolio and 33 percent based on the unpaid principal balance at December 31, 2015.
Pay option adjustable-rate mortgages, which are included in the PCI residential mortgage portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually. During an initial five- or ten-year period, minimum required payments may increase by no more than 7.5 percent. If payments are insufficient to pay all of the monthly interest charges, unpaid interest is added to the loan balance (i.e., negative amortization) until the loan balance increases to a specified limit, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established.
At December 31, 2015, the unpaid principal balance of pay option loans was $2.4 billion, with a carrying value of $2.3 billion. The total unpaid principal balance of pay option loans with accumulated negative amortization was $503 million, including $28 million of negative amortization. We believe the majority of borrowers that are now making scheduled payments are able to do so primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans and have taken into consideration several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at December 31, 2015 that have not already experienced a payment reset, 54 percent are expected to reset in 2016 and 22 percent are expected to reset thereafter. In addition, four percent are expected to prepay and approximately 20 percent are expected to default prior to being reset, most of which were severely delinquent as of December 31, 2015. We no longer originate pay option loans.
Purchased Credit-impaired Home Equity Loan Portfolio
The PCI home equity portfolio represented 28 percent of the total PCI loan portfolio at December 31, 2015. Those loans with a refreshed FICO score below 620 represented 16 percent of the PCI home equity portfolio at December 31, 2015. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 57 percent of the PCI home equity portfolio and 60 percent based on the unpaid principal balance at December 31, 2015.

Bank of America 2015 73

U.S. Credit Card
At December 31, 2015, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $2.3 billion in 2015 due to portfolio divestitures. Net charge-offs decreased $324 million to $2.3 billion in 2015 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $126 million while loans 90 days or more past due and still accruing interest decreased $77 million in 2015 as a result of the factors mentioned above that contributed to lower net charge-offs.
Unused lines of credit for U.S. credit card totaled $312.5 billion and $305.9 billion at December 31, 2015 and 2014. The $6.6 billion increase was driven by account growth and line of credit increases.

Table 31 presents certain key credit statistics for the U.S. credit card portfolio.

Table 31	U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2015	2014
Outstandings	$89,602	$91,879
Accruing past due 30 days or more	1,575	1,701
Accruing past due 90 days or more	789	866

	2015	2014
Net charge-offs	$2,314	$2,638
Net charge-off ratios (1)	2.62%	2.96%

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans.
Table 32 presents certain state concentrations for the U.S. credit card portfolio.

Table 32	U.S. Credit Card State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2015	2014	2015	2014	2015	2014
California	$13,658	$13,682	$115	$127	$358	$414
Florida	7,420	7,530	81	89	244	278
Texas	6,620	6,586	58	58	157	177
New York	5,547	5,655	57	59	162	174
Washington	3,907	3,907	19	22	59	71
Other U.S.	52,450	54,519	459	511	1,334	1,524
Total U.S. credit card portfolio	$89,602	$91,879	$789	$866	$2,314	$2,638
Non-U.S. Credit Card
Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $490 million in 2015 due to a weakening of the British Pound against the U.S. Dollar. Net charge-offs decreased $54 million to $188 million in 2015 due to improvement in delinquencies as a result of higher credit quality originations and an improved economic environment.
Unused lines of credit for non-U.S. credit card totaled $27.9 billion and $28.2 billion at December 31, 2015 and 2014. The $271 million decrease was driven by weakening of the British Pound against the U.S. Dollar, partially offset by account growth and lines of credit increases.

Table 33 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 33	Non-U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2015	2014
Outstandings	$9,975	$10,465
Accruing past due 30 days or more	146	183
Accruing past due 90 days or more	76	95

	2015	2014
Net charge-offs	$188	$242
Net charge-off ratios (1)	1.86%	2.10%
(1) Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans.

74 Bank of America 2015

Direct/Indirect Consumer
At December 31, 2015, approximately 50 percent of the direct/indirect portfolio was included in GWIM (principally securities-based lending loans), 49 percent was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans) and the remainder was primarily student loans in All Other.
Outstandings in the direct/indirect portfolio increased $8.4 billion in 2015 as growth in the consumer auto portfolio and growth in securities-based lending were partially offset by lower outstandings in the unsecured consumer lending portfolio.
Net charge-offs decreased $57 million to $112 million in 2015, or 0.13 percent of total average direct/indirect loans, compared to $169 million, or 0.20 percent, in 2014. This decrease in net charge-offs was primarily driven by improvements in delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings in this portfolio.
Direct/indirect loans that were past due 90 days or more and still accruing interest declined $25 million to $39 million in 2015 due to decreases in the unsecured consumer lending, and consumer auto and specialty lending portfolios.
Table 34 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 34	Direct/Indirect State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2015	2014	2015	2014	2015	2014
California	$10,735	$9,770	$3	$5	$8	$18
Florida	8,835	7,930	3	5	20	27
Texas	8,514	7,741	4	5	17	19
New York	5,077	4,458	1	2	3	9
Illinois	2,906	2,550	1	2	3	5
Other U.S./Non-U.S.	52,728	47,932	27	45	61	91
Total direct/indirect loan portfolio	$88,795	$80,381	$39	$64	$112	$169
Other Consumer
At December 31, 2015, approximately 66 percent of the $2.1 billion other consumer portfolio was consumer auto leases included in Consumer Banking. The remainder is primarily associated with certain consumer finance businesses that we previously exited.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 35 presents nonperforming consumer loans, leases and foreclosed properties activity during 2015 and 2014. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. During 2015, nonperforming consumer loans declined $2.7 billion to $8.2 billion and included the impact of sales of $1.7 billion, partially offset by a net increase of $186 million related to the impact of the consumer relief portion of the DoJ Settlement for those loans that are no longer fully insured. Excluding these, nonperforming loans declined as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows.
The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At December 31, 2015, $3.8 billion, or 44 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $3.3 billion of nonperforming loans 180 days or more past due and $444 million of foreclosed properties. In addition, at December 31, 2015, $3.0 billion, or 35 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $186 million in 2015 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties increased $39 million in 2015. Not included in foreclosed properties at December 31, 2015 was $1.4 billion of real estate that was acquired upon foreclosure of certain delinquent government-guaranteed loans (principally FHA-insured loans). We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period.

Bank of America 2015 75

Restructured Loans
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 35.

Table 35	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)

(Dollars in millions)	2015	2014
Nonperforming loans and leases, January 1	$10,819	$15,840
Additions to nonperforming loans and leases:
New nonperforming loans and leases	4,949	7,077
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(1,018)	(1,625)
Sales	(1,674)	(4,129)
Returns to performing status (2)	(2,710)	(3,277)
Charge-offs	(1,769)	(2,187)
Transfers to foreclosed properties (3)	(432)	(672)
Transfers to loans held-for-sale	—	(208)
Total net reductions to nonperforming loans and leases	(2,654)	(5,021)
Total nonperforming loans and leases, December 31 (4)	8,165	10,819
Foreclosed properties, January 1	630	533
Additions to foreclosed properties:
New foreclosed properties (3)	606	1,011
Reductions to foreclosed properties:
Sales	(686)	(829)
Write-downs	(106)	(85)
Total net additions (reductions) to foreclosed properties	(186)	97
Total foreclosed properties, December 31 (5)	444	630
Nonperforming consumer loans, leases and foreclosed properties, December 31	$8,609	$11,449
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	1.80%	2.22%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	1.89	2.35

(1)
Balances do not include nonperforming LHFS of $5 million and $7 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $38 million and $102 million at December 31, 2015 and 2014 as well as loans accruing past due 90 days or more as presented in Table 23 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At December 31, 2015, 41 percent of nonperforming loans were 180 days or more past due.

(5)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured loans, of $1.4 billion and $1.1 billion at December 31, 2015 and 2014.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 35 are net of $162 million and $191 million of charge-offs and write-offs of PCI loans in 2015 and 2014, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2015 and 2014, $484 million and $800 million of such junior-lien home equity loans were included in nonperforming loans and leases. This decline was driven by overall portfolio improvement as well as $75 million of charge-offs related to the consumer relief portion of the DoJ Settlement.

76 Bank of America 2015

Table 36 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 35.

Table 36	Consumer Real Estate Troubled Debt Restructurings

	December 31
	2015			2014
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$18,372	$3,284	$15,088	$23,270	$4,529	$18,741
Home equity (3)	2,686	1,649	1,037	2,358	1,595	763
Total consumer real estate troubled debt restructurings	$21,058	$4,933	$16,125	$25,628	$6,124	$19,504

(1)
Residential mortgage TDRs deemed collateral dependent totaled $4.9 billion and $5.8 billion, and included $2.7 billion and $3.6 billion of loans classified as nonperforming and $2.2 billion and $2.2 billion of loans classified as performing at December 31, 2015 and 2014.

(2)	Residential mortgage performing TDRs included $8.7 billion and $11.9 billion of loans that were fully-insured at December 31, 2015 and 2014.

(3)
Home equity TDRs deemed collateral dependent totaled $1.6 billion and $1.6 billion, and included $1.3 billion and $1.4 billion of loans classified as nonperforming and $290 million and $178 million of loans classified as performing at December 31, 2015 and 2014.

In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs (the renegotiated TDR portfolio). In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In all cases, the customer’s available line of credit is canceled.
Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 35 as substantially all of the loans remain on accrual status until either charged off or paid in full. At December 31, 2015 and 2014, our renegotiated TDR portfolio was $779 million and $1.1 billion, of which $635 million and $907 million were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Commercial Portfolio Credit Risk Management
Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of its financial position. As part of the overall credit risk assessment, our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis, and if necessary, adjusted to reflect changes in the financial condition, cash flow, risk profile or outlook of a borrower or counterparty. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing this with the total borrower or counterparty relationship. Our business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In addition, risk ratings are a factor in determining the level of allocated capital and the allowance for credit losses.
As part of our ongoing risk mitigation initiatives, we attempt to work with clients experiencing financial difficulty to modify their loans to terms that better align with their current ability to pay. In situations where an economic concession has been granted to a borrower experiencing financial difficulty, we identify these loans as TDRs. For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 41, 46, 52 and 53 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, including our utilized exposure to the energy sector which was two percent of total loans and leases at December 31, 2015, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 83 and Table 46.
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

Bank of America 2015 77

They are carried at fair value with changes in fair value recorded in other income (loss).
In addition, the Corporation is a member of various securities and derivative exchanges and clearinghouses, both in the U.S. and other countries. As a member, the Corporation may be required to pay a pro-rata share of the losses incurred by some of these organizations as a result of another member default and under other loss scenarios. For additional information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Commercial Credit Portfolio
During 2015, credit quality among large corporate borrowers remained stable except in the energy sector which experienced some deterioration due to the sustained drop in oil prices. Credit quality of commercial real estate borrowers continued to improve as property valuations increased and vacancy rates remained low.
Outstanding commercial loans and leases increased $54.0 billion, primarily in U.S. commercial, non-U.S. commercial and commercial real estate. Nonperforming commercial loans and leases increased $112 million during 2015. Nonperforming commercial loans and leases as a percentage of outstanding loans and leases, excluding loans accounted for under the fair value option, decreased during 2015 to 0.27 percent from 0.29 percent at December 31, 2014. Reservable criticized balances increased $4.9 billion to $16.5 billion during 2015 as a result of downgrades outpacing paydowns and upgrades. The increase in reservable criticized balances was primarily due to our energy exposure as the credit quality of certain borrowers was impacted by the sustained drop in oil prices. The allowance for loan and lease losses for the commercial portfolio increased $412 million to $4.8 billion at December 31, 2015 compared to December 31, 2014. For additional information, see Allowance for Credit Losses on page 88.
Table 37 presents our commercial loans and leases portfolio, and related credit quality information at December 31, 2015 and 2014.

Table 37	Commercial Loans and Leases

	December 31
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	2015	2014	2015	2014	2015	2014
U.S. commercial	$252,771	$220,293	$867	$701	$113	$110
Commercial real estate (1)	57,199	47,682	93	321	3	3
Commercial lease financing	27,370	24,866	12	3	17	41
Non-U.S. commercial	91,549	80,083	158	1	1	—
	428,889	372,924	1,130	1,026	134	154
U.S. small business commercial (2)	12,876	13,293	82	87	61	67
Commercial loans excluding loans accounted for under the fair value option	441,765	386,217	1,212	1,113	195	221
Loans accounted for under the fair value option (3)	5,067	6,604	13	—	—	—
Total commercial loans and leases	$446,832	$392,821	$1,225	$1,113	$195	$221

(1)	Includes U.S. commercial real estate loans of $53.6 billion and $45.2 billion and non-U.S. commercial real estate loans of $3.5 billion and $2.5 billion at December 31, 2015 and 2014.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.3 billion and $1.9 billion and non-U.S. commercial loans of $2.8 billion and $4.7 billion at December 31, 2015 and 2014. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

Table 38 presents net charge-offs and related ratios for our commercial loans and leases for 2015 and 2014. The increase in net charge-offs of $110 million in 2015 was primarily related to higher recoveries in commercial real estate in 2014 and higher energy sector related losses in 2015.

Table 38	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2015	2014	2015	2014
U.S. commercial	$139	$88	0.06%	0.04%
Commercial real estate	(5)	(83)	(0.01)	(0.18)
Commercial lease financing	9	(9)	0.04	(0.04)
Non-U.S. commercial	54	34	0.06	0.04
	197	30	0.05	0.01
U.S. small business commercial	225	282	1.71	2.10
Total commercial	$422	$312	0.10	0.08

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

78 Bank of America 2015

Table 39 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs and financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes.

Total commercial utilized credit exposure increased $52.9 billion in 2015 primarily driven by growth in loans and leases. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers acceptances, in the aggregate, was 56 percent and 57 percent at December 31, 2015 and 2014.

Table 39	Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Loans and leases	$446,832	$392,821	$376,478	$317,258	$823,310	$710,079
Derivative assets (4)	49,990	52,682	—	—	49,990	52,682
Standby letters of credit and financial guarantees	33,236	33,550	690	745	33,926	34,295
Debt securities and other investments	21,709	17,301	4,173	5,315	25,882	22,616
Loans held-for-sale	5,456	7,036	1,203	2,315	6,659	9,351
Commercial letters of credit	1,725	2,037	390	126	2,115	2,163
Bankers’ acceptances	298	255	—	—	298	255
Foreclosed properties and other	317	960	—	—	317	960
Total	$559,563	$506,642	$382,934	$325,759	$942,497	$832,401

(1)
Total commercial utilized exposure includes loans of $5.1 billion and $6.6 billion and issued letters of credit with a notional amount of $290 million and $535 million accounted for under the fair value option at December 31, 2015 and 2014.

(2)	Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $10.6 billion and $9.4 billion at December 31, 2015 and 2014.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $41.9 billion and $47.3 billion at December 31, 2015 and 2014. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $23.3 billion and $23.8 billion which consists primarily of other marketable securities.

Table 40 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure increased $4.9 billion, or 43 percent, in 2015 driven by downgrades primarily related to our energy exposure outpacing paydowns and upgrades. Approximately 78 percent and 87 percent of commercial utilized reservable criticized exposure was secured at December 31, 2015 and 2014.

Table 40	Commercial Utilized Reservable Criticized Exposure

	December 31
	2015		2014
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$9,965	3.56%	$7,597	3.07%
Commercial real estate	513	0.87	1,108	2.24
Commercial lease financing	1,320	4.82	1,034	4.16
Non-U.S. commercial	3,944	4.04	887	1.03
	15,742	3.39	10,626	2.60
U.S. small business commercial	766	5.95	944	7.10
Total commercial utilized reservable criticized exposure	$16,508	3.46	$11,570	2.74

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $15.1 billion and $10.2 billion and commercial letters of credit of $1.4 billion and $1.3 billion at December 31, 2015 and 2014.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
U.S. Commercial
At December 31, 2015, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $32.5 billion, or 15 percent, during 2015 due to growth across all of the commercial businesses. Nonperforming loans and leases increased $166 million, or 24 percent, in 2015, largely related to our energy exposure. Net charge-offs increased $51 million to $139 million during 2015.

Bank of America 2015 79

Commercial Real Estate
Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 22 percent of the commercial real estate loans and leases portfolio at December 31, 2015 and 2014. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $9.5 billion, or 20 percent, during 2015 due to new originations primarily in major metropolitan markets.
During 2015, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Nonperforming commercial real estate loans and foreclosed properties decreased $280 million, or 72 percent, and reservable criticized balances decreased $595 million, or 54 percent, during 2015. The decrease in reservable criticized balances was primarily due to loan resolutions and strong commercial real estate fundamentals throughout the year. Net recoveries were $5 million in 2015 compared to net recoveries of $83 million in 2014.
Table 41 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 41	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2015	2014
By Geographic Region
California	$12,063	$10,352
Northeast	10,292	8,781
Southwest	7,789	6,570
Southeast	6,066	5,495
Midwest	3,780	2,867
Florida	3,330	2,520
Illinois	2,536	2,785
Midsouth	2,435	1,724
Northwest	2,327	2,151
Non-U.S.	3,549	2,494
Other (1)	3,032	1,943
Total outstanding commercial real estate loans	$57,199	$47,682
By Property Type
Non-residential
Office	$15,246	$13,306
Multi-family rental	8,956	8,382
Shopping centers/retail	8,594	7,969
Industrial/warehouse	5,501	4,550
Hotels/motels	5,415	3,578
Multi-use	3,003	1,943
Unsecured	2,056	1,194
Land and land development	539	490
Other	5,791	4,560
Total non-residential	55,101	45,972
Residential	2,098	1,710
Total outstanding commercial real estate loans	$57,199	$47,682

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

80 Bank of America 2015

Tables 42 and 43 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 41, 42 and 43 includes condominiums and other residential real estate. Other property types in Tables 41, 42 and 43 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants.

Table 42	Commercial Real Estate Credit Quality Data

	December 31
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	2015	2014	2015	2014
Non-residential
Office	$14	$177	$110	$235
Multi-family rental	18	21	69	125
Shopping centers/retail	12	46	183	350
Industrial/warehouse	6	42	16	67
Hotels/motels	18	3	16	26
Multi-use	15	11	42	55
Unsecured	1	1	4	14
Land and land development	2	51	3	63
Other	8	14	59	145
Total non-residential	94	366	502	1,080
Residential	14	22	11	28
Total commercial real estate	$108	$388	$513	$1,108

(1)	Includes commercial foreclosed properties of $15 million and $67 million at December 31, 2015 and 2014.

(2)	Includes loans, SBLCs and bankers’ acceptances and excludes loans accounted for under the fair value option.

Table 43	Commercial Real Estate Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2015	2014	2015	2014
Non-residential
Office	$3	$(4)	0.02%	(0.04)%
Multi-family rental	1	(22)	0.01	(0.25)
Shopping centers/retail	1	4	0.01	0.06
Industrial/warehouse	(1)	(1)	(0.02)	(0.03)
Hotels/motels	5	(3)	0.12	(0.07)
Multi-use	(4)	(9)	(0.19)	(0.49)
Unsecured	(4)	(22)	(0.20)	(1.37)
Land and land development	(9)	(2)	(1.60)	(0.31)
Other	1	(16)	0.01	(0.37)
Total non-residential	(7)	(75)	(0.01)	(0.16)
Residential	2	(8)	0.08	(0.47)
Total commercial real estate	$(5)	$(83)	(0.01)	(0.18)

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
At December 31, 2015, total committed non-residential exposure was $81.0 billion compared to $67.7 billion at December 31, 2014, of which $55.1 billion and $46.0 billion were funded loans. Non-residential nonperforming loans and foreclosed properties declined $272 million, or 74 percent, to $94 million during 2015 primarily due to a decrease in office property. The non-residential nonperforming loans and foreclosed properties represented 0.17 percent and 0.79 percent of total non-residential loans and foreclosed properties at December 31, 2015 and 2014. Non-residential utilized reservable criticized exposure decreased $578 million, or 54 percent, to $502 million at December 31, 2015 compared to $1.1 billion at December 31, 2014, which represented 0.89 percent and 2.27 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net recoveries decreased $68 million to $7 million in 2015 compared to 2014.
At December 31, 2015, total committed residential exposure was $4.1 billion compared to $3.6 billion at December 31, 2014,

of which $2.1 billion and $1.7 billion were funded secured loans. Residential nonperforming loans and foreclosed properties decreased $8 million, or 36 percent, and residential utilized reservable criticized exposure decreased $17 million, or 61 percent, during 2015. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 0.66 percent and 0.52 percent at December 31, 2015 compared to 1.28 percent and 1.51 percent at December 31, 2014.
At December 31, 2015 and 2014, the commercial real estate loan portfolio included $7.6 billion and $6.7 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $108 million and $164 million, and nonperforming construction and land development loans and foreclosed properties totaled $44 million and $80 million at December 31, 2015 and 2014. During a property’s construction

Bank of America 2015 81

phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Non-U.S. Commercial
At December 31, 2015, 74 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 26 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $11.5 billion in 2015 primarily due to growth in securitization finance on consumer loans and increased corporate demand. Net charge-offs increased $20 million to $54 million in 2015. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 86.
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 45 percent and 43 percent of the U.S. small business commercial portfolio at December 31, 2015 and 2014. Net charge-offs decreased $57 million to $225 million in 2015 primarily driven by improvement in small business card loan delinquencies, a reduction in higher risk vintages and increased recoveries from the sale of previously charged-off loans. Of the U.S. small business commercial net charge-offs, 81 percent and 73 percent were credit card-related products in 2015 and 2014.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 44 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2015 and 2014. Nonperforming loans do not include loans accounted for under the fair value option. During 2015, nonperforming commercial loans and leases increased $99 million to $1.2 billion primarily due to energy sector related exposure. The decline in foreclosed properties of $52 million in 2015 was primarily due to the sale of properties. Approximately 88 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 69 percent were contractually current. Commercial nonperforming loans were carried at approximately 85 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 44	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2015	2014
Nonperforming loans and leases, January 1	$1,113	$1,309
Additions to nonperforming loans and leases:
New nonperforming loans and leases	1,367	1,228
Advances	36	48
Reductions to nonperforming loans and leases:
Paydowns	(491)	(717)
Sales	(108)	(149)
Returns to performing status (3)	(130)	(261)
Charge-offs	(362)	(332)
Transfers to foreclosed properties (4)	(213)	(13)
Total net additions (reductions) to nonperforming loans and leases	99	(196)
Total nonperforming loans and leases, December 31	1,212	1,113
Foreclosed properties, January 1	67	90
Additions to foreclosed properties:
New foreclosed properties (4)	207	11
Reductions to foreclosed properties:
Sales	(256)	(26)
Write-downs	(3)	(8)
Total net reductions to foreclosed properties	(52)	(23)
Total foreclosed properties, December 31	15	67
Nonperforming commercial loans, leases and foreclosed properties, December 31	$1,227	$1,180
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.27%	0.29%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.28	0.31

(1)	Balances do not include nonperforming LHFS of $220 million and $212 million at December 31, 2015 and 2014.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

82 Bank of America 2015

Table 45 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 45	Commercial Troubled Debt Restructurings

	December 31
	2015			2014
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
U.S. commercial	$1,225	$394	$831	$1,096	$308	$788
Commercial real estate	118	27	91	456	234	222
Non-U.S. commercial	363	136	227	43	—	43
U.S. small business commercial	29	10	19	35	—	35
Total commercial troubled debt restructurings	$1,735	$567	$1,168	$1,630	$542	$1,088
Industry Concentrations
Table 46 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure increased $110.1 billion, or 13 percent, in 2015 to $942.5 billion. Increases in commercial committed exposure were concentrated in diversified financials, technology hardware and equipment, real estate, food, beverage and tobacco and retailing.
Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring.
Diversified financials, our largest industry concentration with committed exposure of $128.4 billion, increased $24.9 billion, or 24 percent, in 2015. The increase was primarily driven by growth in exposure to asset managers, acquisition financing and certain asset-backed lending products.
Real estate, our second largest industry concentration with committed exposure of $87.7 billion, increased $11.5 billion, or 15 percent, in 2015. The increase was primarily due to strong demand for quality core assets in major metropolitan markets. Real estate construction and land development exposure represented 14 percent and 13 percent of the total real estate industry committed exposure at December 31, 2015 and 2014. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 80.
During 2015, committed exposure to the technology hardware and equipment industry increased $12.4 billion, or 100 percent, food, beverages and tobacco increased $8.7 billion, or 25 percent, and retailing industry increased $5.9 billion, or 10 percent, primarily driven by bridge financing for acquisitions and increased client activity.
The significant decline in oil prices since June 2014 has impacted and may continue to impact the financial performance of energy producers as well as energy equipment and service providers within the energy sector. At December 31, 2015, these two subsectors comprised 39 percent of our overall utilized energy exposure. While we experienced modest credit losses in our energy portfolio through December 31, 2015, the magnitude of the impact over time will depend upon the level and duration of future oil prices. Our energy-related exposure decreased $3.9 billion in 2015 to $43.8 billion driven by paydowns from large clients.

Bank of America 2015 83

Our committed state and municipal exposure of $43.4 billion at December 31, 2015 consisted of $35.9 billion of commercial utilized exposure (including $20.0 billion of funded loans, $6.4 billion of SBLCs and $2.2 billion of derivative assets) and $7.5 billion of unfunded commercial exposure (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 46. With the U.S. economy gradually strengthening, most state and local governments are experiencing improved fiscal circumstances and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 46	Commercial Credit Exposure by Industry (1)

	December 31
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	2015	2014	2015	2014
Diversified financials	$79,496	$63,306	$128,436	$103,528
Real estate (2)	61,759	53,834	87,650	76,153
Retailing	37,675	33,683	63,975	58,043
Capital goods	30,790	29,028	58,583	54,653
Healthcare equipment and services	35,134	32,923	57,901	52,450
Banking	45,952	42,330	53,825	48,353
Government and public education	44,835	42,095	53,133	49,937
Materials	24,012	23,664	46,013	45,821
Energy	21,257	23,830	43,811	47,667
Food, beverage and tobacco	18,316	16,131	43,164	34,465
Consumer services	24,084	21,657	37,058	33,269
Commercial services and supplies	19,552	17,997	32,045	30,451
Utilities	11,396	9,399	27,849	25,235
Transportation	19,369	17,538	27,371	24,541
Technology hardware and equipment	6,337	5,489	24,734	12,350
Media	12,833	11,128	24,194	21,502
Individuals and trusts	17,992	16,749	23,176	21,195
Software and services	6,617	5,927	18,362	14,071
Pharmaceuticals and biotechnology	6,302	5,707	16,472	13,493
Automobiles and components	4,804	4,114	11,329	9,683
Consumer durables and apparel	6,053	6,111	11,165	10,613
Insurance, including monolines	5,095	5,204	10,728	11,252
Telecommunication services	4,717	3,814	10,645	9,295
Food and staples retailing	4,351	3,848	9,439	7,418
Religious and social organizations	4,526	4,881	5,929	6,548
Other	6,309	6,255	15,510	10,415
Total commercial credit exposure by industry	$559,563	$506,642	$942,497	$832,401
Net credit default protection purchased on total commitments (3)			$(6,677)	$(7,302)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 84.
Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.
At December 31, 2015 and 2014, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $6.7 billion and $7.3 billion. We recorded net gains of $150 million in 2015 compared to net losses of $50 million in 2014 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 56. For additional information, see Trading Risk Management on page 93.

Tables 47 and 48 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2015 and 2014.

Table 47	Net Credit Default Protection by Maturity

	December 31
	2015	2014
Less than or equal to one year	39%	43%
Greater than one year and less than or equal to five years	59	55
Greater than five years	2	2
Total net credit default protection	100%	100%

84 Bank of America 2015

Table 48	Net Credit Default Protection by Credit Exposure Debt Rating

	December 31
	2015		2014
(Dollars in millions)	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
Ratings (2, 3)
AA	$—	—%	$(30)	0.4%
A	(752)	11.3	(660)	9.0
BBB	(3,030)	45.4	(4,401)	60.3
BB	(2,090)	31.3	(1,527)	20.9
B	(634)	9.5	(610)	8.4
CCC and below	(139)	2.1	(42)	0.6
NR (4)	(32)	0.4	(32)	0.4
Total net credit default protection	$(6,677)	100.0%	$(7,302)	100.0%

(1)	Represents net credit default protection (purchased) sold.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
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
Table 49 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with the counterparty. For more information on our written credit derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements.
The credit risk amounts discussed above and presented in Table 49 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 2 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 49	Credit Derivatives

	December 31
	2015		2014
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$928,300	$3,677	$1,094,796	$3,833
Total return swaps/other	26,427	1,596	44,333	510
Total purchased credit derivatives	$954,727	$5,273	$1,139,129	$4,343
Written credit derivatives:
Credit default swaps	$924,143	n/a	$1,073,101	n/a
Total return swaps/other	39,658	n/a	61,031	n/a
Total written credit derivatives	$963,801	n/a	$1,134,132	n/a
n/a = not applicable
Counterparty Credit Risk Valuation Adjustments
We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 50. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.
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

Table 50	Credit Valuation Gains and Losses

Gains (Losses)	2015			2014
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$255	$(28)	$227	$(22)	$213	$191

Bank of America 2015 85

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
Table 51 presents our total non-U.S. exposure by region at December 31, 2015 and 2014. Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S. The risk assignments by country can be adjusted for external guarantees and certain collateral types. Exposures that are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities.

Table 51	Total Non-U.S. Exposure by Region

	December 31
	2015		2014
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Europe	$140,836	52%	$129,573	49%
Asia Pacific	75,446	28	78,792	30
Latin America	25,478	9	23,403	9
Middle East and Africa	11,516	4	10,801	4
Other (1)	18,035	7	22,701	8
Total	$271,311	100%	$265,270	100%

(1)	Other includes Canada exposure of $16.6 billion and $20.4 billion at December 31, 2015 and 2014.
Our total non-U.S. exposure was $271.3 billion at December 31, 2015, an increase of $6.0 billion from December 31, 2014. The increase in non-U.S. exposure was driven by growth in Europe, Latin America, and Middle East and Africa exposures, partially offset by a reduction in Asia Pacific and Other. Our non-U.S. exposure remained concentrated in Europe which accounted for $140.8 billion, or 52 percent of total non-U.S.

exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries.
Table 52 presents our 20 largest non-U.S. country exposures. These exposures accounted for 86 percent and 88 percent of our total non-U.S. exposure at December 31, 2015 and 2014. Net country exposure for these 20 countries increased $6.1 billion in 2015 primarily driven by increases in the United Kingdom, Belgium and Australia, partially offset by reductions in Canada, Japan, China, France and Hong Kong. On a product basis, the increase was driven by higher funded loans and loan equivalents in the United Kingdom, Germany, Australia and India and higher unfunded commitments in Belgium and the United Kingdom. These increases were partially offset by reductions in securities in the United Kingdom, Canada, India and France.
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

86 Bank of America 2015

Table 52	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2015	Hedges and Credit Default Protection	Net Country Exposure at December 31 2015	Increase (Decrease) from December 31 2014
United Kingdom	$30,268	$15,086	$8,923	$4,194	$58,471	$(5,225)	$53,246	$7,699
Brazil	9,981	401	902	4,593	15,877	(227)	15,650	666
Canada	5,522	6,695	2,279	2,097	16,593	(1,861)	14,732	(3,808)
Japan	13,381	532	1,145	718	15,776	(1,412)	14,364	(2,370)
Germany	7,373	6,389	2,604	1,991	18,357	(4,953)	13,404	845
China	9,207	627	739	748	11,321	(847)	10,474	(1,818)
India	7,045	238	363	2,880	10,526	(172)	10,354	(232)
Australia	5,061	2,390	705	1,737	9,893	(348)	9,545	1,872
France	2,822	4,795	1,392	3,816	12,825	(4,139)	8,686	(1,752)
Netherlands	3,329	3,283	879	1,631	9,122	(1,488)	7,634	(501)
Hong Kong	5,850	273	788	701	7,612	(23)	7,589	(1,019)
South Korea	4,351	749	674	1,751	7,525	(667)	6,858	409
Switzerland	3,337	2,947	707	650	7,641	(1,378)	6,263	(268)
Belgium	648	4,749	149	185	5,731	(263)	5,468	4,260
Italy	2,933	1,062	1,544	1,563	7,102	(1,794)	5,308	(91)
Mexico	2,708	1,327	141	1,209	5,385	(331)	5,054	783
Singapore	2,297	167	481	1,843	4,788	(59)	4,729	725
Turkey	2,996	172	30	49	3,247	(107)	3,140	652
Spain	1,847	677	231	940	3,695	(632)	3,063	(553)
United Arab Emirates	2,008	56	1,027	37	3,128	(102)	3,026	619
Total top 20 non-U.S. countries exposure	$122,964	$52,615	$25,703	$33,333	$234,615	$(26,028)	$208,587	$6,118
Weakening of commodity prices, signs of slowing growth in China and a recession in Brazil are driving risk aversion in emerging markets. Net exposure to China decreased to $10.5 billion at December 31, 2015, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks. Net exposure to Brazil was $15.7 billion, concentrated in sovereign securities, oil and gas companies and commercial banks.
Russian intervention in Ukraine initiated in 2014 significantly increased regional geopolitical tensions. The Russian economy continues to slow due to the negative impacts of weak oil prices, ongoing economic sanctions and high interest rates resulting from Russian central bank actions taken to counter ruble depreciation. Net exposure to Russia was reduced to $2.2 billion at December 31, 2015, concentrated in oil and gas companies and commercial banks. Our exposure to Ukraine at December 31, 2015 was minimal. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. Geopolitical and economic conditions remain fluid with potential for further escalation of tensions, increased severity of sanctions against Russian interests, sustained low oil prices and rating agency downgrades.
Certain European countries, including Italy, Spain, Ireland and Portugal, have experienced varying degrees of financial stress in recent years. While market conditions have improved in Europe, policymakers continue to address fundamental challenges of competitiveness, growth, deflation and high unemployment. A return of political stress or financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Net exposure at December 31, 2015 to Italy and Spain was $5.3 billion and $3.1 billion as presented in Table 52. Net exposure at December 31, 2015 to Ireland and Portugal was $1.0 billion and $54 million. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.
Table 53 presents countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2015, the United Kingdom and France were the only countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2015, Canada and Germany had total cross-border exposure of $18.3 billion and $16.5 billion representing 0.85 percent and 0.77 percent of our total assets. No other countries had total cross-border exposure that exceeded 0.75 percent of our total assets at December 31, 2015.
Cross-border exposures in Table 53 are calculated using Federal Financial Institutions Examination Council (FFIEC) guidelines and not our internal risk management view; therefore, exposures are not comparable between Tables 52 and 53. Exposure includes cross-border claims by our non-U.S. offices including loans, acceptances, time deposits placed, trading account assets, securities, derivative assets, other interest-earning investments and other monetary assets. Amounts also include unfunded commitments, letters of credit and financial guarantees, and the notional amount of cash loaned under secured financing transactions. Sector definitions are consistent with FFIEC reporting requirements for preparing the Country Exposure Report.

Bank of America 2015 87

Table 53		Total Cross-border Exposure Exceeding One Percent of Total Assets

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percent of Total Assets
United Kingdom	2015	$3,264	$5,104	$38,576	$46,944	2.19%
	2014	11	2,056	34,595	36,662	1.74
France	2015	3,343	1,766	17,099	22,208	1.04
	2014	4,479	2,631	14,368	21,478	1.02
Provision for Credit Losses
The provision for credit losses increased $886 million to $3.2 billion in 2015 compared to 2014. The provision for credit losses was $1.2 billion lower than net charge-offs for 2015, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $2.1 billion in the allowance for credit losses in 2014. As we look at 2016, reserve releases are expected to decrease from 2015 levels. All else equal, this would result in increased provision expense, assuming sustained stability in underlying asset quality.
The provision for credit losses for the consumer portfolio increased $726 million to $2.2 billion in 2015 compared to 2014. The provision for credit losses in 2014 included $400 million of additional costs associated with the consumer relief portion of the DoJ Settlement. Excluding these additional costs, the consumer provision for credit losses increased due to a slower pace of portfolio improvement than in 2014, and also due to a lower level of recoveries on nonperforming loan sales and other recoveries in 2015. Included in the provision is a benefit of $40 million related to the PCI loan portfolio for 2015 compared to a benefit of $31 million in 2014.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $160 million to $953 million in 2015 compared to 2014 driven by energy sector exposure and higher unfunded balances.
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
The first component of the allowance for loan and lease losses covers both nonperforming commercial loans and all TDRs within the consumer and commercial portfolios. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan’s original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan’s observable market price if available. Impairment measurement for the renegotiated consumer credit card, small business credit card and unsecured consumer TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical experience for the respective product types and risk ratings of the loans.
The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of December 31, 2015, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios compared to December 31, 2014.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data, including external default data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor’s liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of December 31, 2015, the allowance increased for the

88 Bank of America 2015

U.S. commercial, non-U.S. commercial and commercial lease financing portfolios compared to December 31, 2014.
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
During 2015, the factors that impacted the allowance for loan and lease losses included overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and labor markets are modest growth in consumer spending, improvements in unemployment levels, increases in home prices and a decrease in the absolute level and our share of national consumer bankruptcy filings. In addition to these improvements, in the consumer portfolio, returns to performing status, charge-offs, sales, paydowns and transfers to foreclosed properties continued to outpace new nonaccrual loans. Also impacting the allowance for loan and lease losses in the commercial portfolio were growth in loan balances and higher reservable criticized levels, particularly in the energy sector due primarily to lower oil prices.
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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 55, was $7.4 billion at December 31, 2015, a decrease of $2.6 billion from December 31, 2014. The decrease was primarily in the residential mortgage, home equity and credit card portfolios. Reductions in the residential mortgage and home equity portfolios were due to improved home prices and lower delinquencies, a decrease in consumer loan balances, as well as the utilization of reserves recorded as a part of the DoJ Settlement. Further, the residential mortgage and home equity allowance declined due to write-offs in our PCI loan portfolio.
The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking was primarily due to improvement in delinquencies and more generally in unemployment levels. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.6 billion at December 31, 2015 from $1.7 billion (to 1.76 percent from 1.85 percent of outstanding U.S. credit card loans) at December 31, 2014, and accruing loans 90 days or more past due decreased to $789 million at December 31, 2015 from $866 million (to 0.88 percent from 0.94 percent of outstanding U.S. credit card loans) at December 31, 2014. See Tables 23, 24, 31 and 33 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 55, was $4.8 billion at December 31, 2015, an increase of $412 million from December 31, 2014 with the increase attributable to loan growth and higher reservable criticized levels. Commercial utilized reservable criticized exposure increased to $16.5 billion at December 31, 2015 from $11.6 billion (to 3.46 percent from 2.74 percent of total commercial utilized reservable exposure) at December 31, 2014, largely due to downgrades in the energy portfolio. Nonperforming commercial loans increased $99 million from December 31, 2014 to $1.2 billion (to 0.27 percent from 0.29 percent of outstanding commercial loans) at December 31, 2015 largely in the energy sector. Commercial loans and leases outstanding increased to $446.8 billion at December 31, 2015 from $392.8 billion at December 31, 2014. See Tables 37, 38 and 40 for additional details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.37 percent at December 31, 2015 compared to 1.65 percent at December 31, 2014. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions, write-offs in the PCI loan portfolio and utilization of reserves related to the DoJ Settlement. The December 31, 2015 and 2014 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.30 percent and 1.50 percent at December 31, 2015 and 2014.

Bank of America 2015 89

Table 54 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for 2015 and 2014.

Table 54	Allowance for Credit Losses

(Dollars in millions)		2015	2014
Allowance for loan and lease losses, January 1		$14,419	$17,428
Loans and leases charged off
Residential mortgage		(866)	(855)
Home equity		(975)	(1,364)
U.S. credit card		(2,738)	(3,068)
Non-U.S. credit card		(275)	(357)
Direct/Indirect consumer		(383)	(456)
Other consumer		(224)	(268)
Total consumer charge-offs		(5,461)	(6,368)
U.S. commercial (1)		(536)	(584)
Commercial real estate		(30)	(29)
Commercial lease financing		(19)	(10)
Non-U.S. commercial		(59)	(35)
Total commercial charge-offs		(644)	(658)
Total loans and leases charged off		(6,105)	(7,026)
Recoveries of loans and leases previously charged off
Residential mortgage		393	969
Home equity		339	457
U.S. credit card		424	430
Non-U.S. credit card		87	115
Direct/Indirect consumer		271	287
Other consumer		31	39
Total consumer recoveries		1,545	2,297
U.S. commercial (2)		172	214
Commercial real estate		35	112
Commercial lease financing		10	19
Non-U.S. commercial		5	1
Total commercial recoveries		222	346
Total recoveries of loans and leases previously charged off		1,767	2,643
Net charge-offs		(4,338)	(4,383)
Write-offs of PCI loans		(808)	(810)
Provision for loan and lease losses		3,043	2,231
Other (3)		(82)	(47)
Allowance for loan and lease losses, December 31		12,234	14,419
Reserve for unfunded lending commitments, January 1		528	484
Provision for unfunded lending commitments		118	44
Reserve for unfunded lending commitments, December 31		646	528
Allowance for credit losses, December 31		$12,880	$14,947

(1)	Includes U.S. small business commercial charge-offs of $282 million and $345 million in 2015 and 2014.

(2)	Includes U.S. small business commercial recoveries of $57 million and $63 million in 2015 and 2014.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

90 Bank of America 2015

Table 54	Allowance for Credit Losses (continued)

(Dollars in millions)		2015	2014
Loan and allowance ratios:
Loans and leases outstanding at December 31 (4)		$896,063	$872,710
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (4)		1.37%	1.65%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (5)		1.63	2.05
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (6)		1.10	1.15
Average loans and leases outstanding (4)		$874,461	$894,001
Net charge-offs as a percentage of average loans and leases outstanding (4, 7)		0.50%	0.49%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)		0.59	0.58
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (4, 8)		130	121
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (7)		2.82	3.29
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs		2.38	2.78
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (9)		$4,518	$5,944
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4, 9)		82%	71%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (4)		1.30%	1.50%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (5)		1.50	1.79
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.51	0.50
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (4, 8)		122	107
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		2.64	2.91

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $6.9 billion and $8.7 billion at December 31, 2015 and 2014. Average loans accounted for under the fair value option were $7.7 billion and $9.9 billion in 2015 and 2014.

(5)	Excludes consumer loans accounted for under the fair value option of $1.9 billion and $2.1 billion at December 31, 2015 and 2014.

(6)	Excludes commercial loans accounted for under the fair value option of $5.1 billion and $6.6 billion at December 31, 2015 and 2014.

(7)
Net charge-offs exclude $808 million and $810 million of write-offs in the PCI loan portfolio in 2015 and 2014. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

(8)	For more information on our definition of nonperforming loans, see pages 75 and 82.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(10)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is generally available to absorb any credit losses without restriction. Table 55 presents our allocation by product type.

Table 55	Allocation of the Allowance for Credit Losses by Product Type

	December 31, 2015			December 31, 2014
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$1,500	12.26%	0.80%	$2,900	20.11%	1.34%
Home equity	2,414	19.73	3.18	3,035	21.05	3.54
U.S. credit card	2,927	23.93	3.27	3,320	23.03	3.61
Non-U.S. credit card	274	2.24	2.75	369	2.56	3.53
Direct/Indirect consumer	223	1.82	0.25	299	2.07	0.37
Other consumer	47	0.38	2.27	59	0.41	3.15
Total consumer	7,385	60.36	1.63	9,982	69.23	2.05
U.S. commercial (2)	2,964	24.23	1.12	2,619	18.16	1.12
Commercial real estate	967	7.90	1.69	1,016	7.05	2.13
Commercial lease financing	164	1.34	0.60	153	1.06	0.62
Non-U.S. commercial	754	6.17	0.82	649	4.50	0.81
Total commercial (3)	4,849	39.64	1.10	4,437	30.77	1.15
Allowance for loan and lease losses (4)	12,234	100.00%	1.37	14,419	100.00%	1.65
Reserve for unfunded lending commitments	646			528
Allowance for credit losses	$12,880			$14,947

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.6 billion and $1.9 billion and home equity loans of $250 million and $196 million at December 31, 2015 and 2014. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.3 billion and $1.9 billion and non-U.S. commercial loans of $2.8 billion and $4.7 billion at December 31, 2015 and 2014.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $507 million and $536 million at December 31, 2015 and 2014.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $217 million and $159 million at December 31, 2015 and 2014.

(4)	Includes $804 million and $1.7 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2015 and 2014.

Bank of America 2015 91

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
The reserve for unfunded lending commitments was $646 million at December 31, 2015, an increase of $118 million from December 31, 2014 with the increase attributable primarily to higher unfunded commitments.
Market Risk Management
Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 97.
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
Global Risk Management is responsible for providing senior management with a clear and comprehensive understanding of the trading risks to which the Corporation is exposed. These responsibilities include ownership of market risk policy, developing and maintaining quantitative risk models, calculating aggregated risk measures, establishing and monitoring position limits consistent with risk appetite, conducting daily reviews and analysis of trading inventory, approving material risk exposures and fulfilling regulatory requirements. Market risks that impact businesses outside of Global Markets are monitored and governed by their respective governance functions.
Quantitative risk models, such as VaR, are an essential component in evaluating the market risks within a portfolio. A subcommittee of the Management Risk Committee (MRC) is responsible for providing management oversight and approval of model risk management and governance (Risk Management, or RM subcommittee). The RM subcommittee defines model risk standards, consistent with the Corporation’s risk framework and risk appetite, prevailing regulatory guidance and industry best practice. Models must meet certain validation criteria, including effective challenge of the model development process and a sufficient demonstration of developmental evidence incorporating a comparison of alternative theories and approaches. The RM subcommittee ensures model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation. In addition, the relevant stakeholders must agree on any required actions or restrictions to the models and maintain a stringent monitoring process to ensure continued compliance.
For more information on the fair value of certain financial assets and liabilities, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
Interest Rate Risk
Interest rate risk represents exposures to instruments whose values vary with the level or volatility of interest rates. These instruments include, but are not limited to, loans, debt securities, certain trading-related assets and liabilities, deposits, borrowings and derivatives. Hedging instruments used to mitigate these risks include derivatives such as options, futures, forwards and swaps.
Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in currencies other than the U.S. Dollar. The types of instruments exposed to this risk include investments in non-U.S. subsidiaries, foreign currency-denominated loans and securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign currency-denominated debt and various foreign exchange derivatives whose values fluctuate with changes in the level or volatility of currency exchange rates or non-U.S. interest rates. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards, and foreign currency-denominated debt and deposits.
Mortgage Risk
Mortgage risk represents exposures to changes in the values of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including collateralized debt obligations (CDO) using mortgages as underlying collateral. Second, we originate a variety of MBS which involves the

92 Bank of America 2015

accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage origination activities. For more information on MSRs, see Note 1 – Summary of Significant Accounting Principles and Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements. Hedging instruments used to mitigate this risk include derivatives such as options, swaps, futures and forwards as well as securities including MBS and U.S. Treasury securities. For additional information, see Mortgage Banking Risk Management on page 99.
Equity Market Risk
Equity market risk represents exposures to securities that represent an ownership interest in a corporation in the form of domestic and foreign common stock or other equity-linked instruments. Instruments that would lead to this exposure include, but are not limited to, the following: common stock, exchange-traded funds, American Depositary Receipts, convertible bonds, listed equity options (puts and calls), OTC equity options, equity total return swaps, equity index futures and other equity derivative products. Hedging instruments used to mitigate this risk include options, futures, swaps, convertible bonds and cash positions.
Commodity Risk
Commodity risk represents exposures to instruments traded in the petroleum, natural gas, power and metals markets. These instruments consist primarily of futures, forwards, swaps and options. Hedging instruments used to mitigate this risk include options, futures and swaps in the same or similar commodity product, as well as cash positions.
Issuer Credit Risk
Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers. Our portfolio is exposed to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration or by defaults. Hedging instruments used to mitigate this risk include bonds, CDS and other credit fixed-income instruments.
Market Liquidity Risk
Market liquidity risk represents the risk that the level of expected market activity changes dramatically and, in certain cases, may even cease. This exposes us to the risk that we will not be able to transact business and execute trades in an orderly manner which may impact our results. This impact could be further exacerbated if expected hedging or pricing correlations are compromised by disproportionate demand or lack of demand for certain instruments. We utilize various risk mitigating techniques as discussed in more detail in Trading Risk Management.
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
Global Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate management committees.
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

Bank of America 2015 93

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
Table 56 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. In addition, Table 56 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation’s total market-based portfolio VaR. Additionally, market risk VaR for trading activities as presented in Table 56 differs from VaR used for regulatory capital calculations due to the holding period being used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 56 include market risk from all business segments to which the Corporation is exposed, excluding CVA and DVA. The majority of this portfolio is within the Global Markets segment.
Table 56 presents year-end, average, high and low daily trading VaR for 2015 and 2014 using a 99 percent confidence level.

Table 56	Market Risk VaR for Trading Activities

	2015				2014
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$10	$10	$42	$5	$13	$16	$24	$8
Interest rate	17	25	42	14	24	34	60	19
Credit	32	35	46	27	43	52	82	32
Equity	18	16	33	9	16	17	32	11
Commodity	4	5	8	3	8	8	10	6
Portfolio diversification	(36)	(46)	—	—	(56)	(78)	—	—
Total covered positions trading portfolio	45	45	66	26	48	49	86	33
Impact from less liquid exposures	3	8	—	—	7	7	—	—
Total market-based trading portfolio	48	53	74	31	55	56	101	38
Fair value option loans	35	26	36	17	35	31	40	21
Fair value option hedges	17	14	22	8	21	14	23	8
Fair value option portfolio diversification	(35)	(26)	—	—	(37)	(24)	—	—
Total fair value option portfolio	17	14	19	10	19	21	28	15
Portfolio diversification	(4)	(6)	—	—	(7)	(12)	—	—
Total market-based portfolio	$61	$61	$85	$41	$67	$65	$120	$44

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR decreased during 2015 primarily due to reduced exposure to the credit and interest rate markets, partially offset by a reduction in portfolio diversification.

94 Bank of America 2015

The graph below presents the daily total market-based trading portfolio VaR for 2015, corresponding to the data in Table 56.
Additional VaR statistics produced within the Corporation’s single VaR model are provided in Table 57 at the same level of detail as in Table 56. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 57 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for 2015 and 2014.

Table 57	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	2015		2014
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$10	$6	$16	$9
Interest rate	25	15	34	21
Credit	35	20	52	26
Equity	16	9	17	9
Commodity	5	3	8	4
Portfolio diversification	(46)	(31)	(78)	(43)
Total covered positions trading portfolio	45	22	49	26
Impact from less liquid exposures	8	3	7	3
Total market-based trading portfolio	53	25	56	29
Fair value option loans	26	15	31	15
Fair value option hedges	14	9	14	9
Fair value option portfolio diversification	(26)	(16)	(24)	(14)
Total fair value option portfolio	14	8	21	10
Portfolio diversification	(6)	(5)	(12)	(8)
Total market-based portfolio	$61	$28	$65	$31
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

Bank of America 2015 95

types of revenue excluded for backtesting are fees, commissions, reserves, net interest income and intraday trading revenues.
During 2015, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period.
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
The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2015 and 2014. During 2015, positive trading-related revenue was recorded for 98 percent of the trading days, of which 77 percent were daily trading gains of over $25 million and the largest loss was $22 million. This compares to 2014 where positive trading-related revenue was recorded for 95 percent of the trading days, of which 72 percent were daily trading gains of over $25 million and the largest loss was $17 million.

Histogram of Daily Trading-related Revenue
140
120
100
80
60
40
20
0
Number of Days
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Year Ended December 31, 2014
Year Ended December 31, 2015

Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in the value of our trading portfolio that may result from abnormal market movements.
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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk – Corporation-wide Stress Testing on page 52.

96 Bank of America 2015

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
Table 58 presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2015 and 2014.

Table 58	Forward Rates

		December 31, 2015
		Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates		0.50%	0.61%	2.19%
12-month forward rates		1.00	1.22	2.39

		December 31, 2014
Spot rates		0.25%	0.26%	2.28%
12-month forward rates		0.75	0.91	2.55
Table 59 shows the pretax dollar impact to forecasted net interest income over the next 12 months from December 31, 2015 and 2014, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For more information on net interest income excluding the impact of trading-related activities, see page 31.
During 2015, the asset sensitivity of our balance sheet increased due to higher deposit balances and lower long-end interest rates. We continue to be asset sensitive to a parallel move in interest rates with the majority of that benefit coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the transition provisions of Basel 3, see Capital Management – Regulatory Capital on page 54.

Table 59			Estimated Net Interest Income Excluding Trading-related Net Interest Income

(Dollars in millions)	Short Rate (bps)	Long Rate (bps)	December 31
Curve Change			2015	2014
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$4,306	$3,685
-50 bps instantaneous shift	-50	-50	(3,903)	(3,043)
Flatteners
Short-end instantaneous change	+100	—	2,417	1,966
Long-end instantaneous change	—	-50	(2,212)	(1,772)
Steepeners
Short-end instantaneous change	-50	—	(1,671)	(1,261)
Long-end instantaneous change	—	+100	1,919	1,782
The sensitivity analysis in Table 59 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 59 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the Corporation’s benefit in those scenarios.
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
Changes to the composition of our derivatives portfolio during 2015 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency

Bank of America 2015 97

environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.
Table 60 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-

average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at December 31, 2015 and 2014. These amounts do not include derivative hedges on our MSRs.

Table 60	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2015
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2016	2017	2018	2019	2020	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$6,291								4.98
Notional amount		$114,354	$15,339	$21,453	$21,850	$9,783	$7,015	$38,914
Weighted-average fixed-rate		3.12%	3.12%	3.64%	3.20%	2.37%	2.13%	3.16%
Pay-fixed interest rate swaps (1)	(81)								3.98
Notional amount		$12,131	$1,025	$1,527	$5,668	$600	$51	$3,260
Weighted-average fixed-rate		1.70%	1.65%	1.84%	1.41%	1.59%	3.64%	2.15%
Same-currency basis swaps (2)	(70)
Notional amount		$75,224	$15,692	$20,833	$11,026	$6,786	$1,180	$19,707
Foreign exchange basis swaps (1, 3, 4)	(3,968)
Notional amount		144,446	25,762	27,441	19,319	12,226	10,572	49,126
Option products (5)	57
Notional amount (6)		752	737	—	—	—	—	15
Foreign exchange contracts (1, 4, 7)	2,345
Notional amount (6)		(25,405)	(36,504)	5,380	(2,228)	2,123	52	5,772
Futures and forward rate contracts	(5)
Notional amount (6)		200	200	—	—	—	—	—
Net ALM contracts	$4,569

		December 31, 2014
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2015	2016	2017	2018	2019	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$7,626								4.34
Notional amount		$113,766	$11,785	$15,339	$21,453	$15,299	$10,233	$39,657
Weighted-average fixed-rate		2.98%	3.56%	3.12%	3.64%	4.07%	0.49%	2.63%
Pay-fixed interest rate swaps (1)	(829)								8.05
Notional amount		$14,668	$520	$1,025	$1,527	$2,908	$425	$8,263
Weighted-average fixed-rate		2.27%	2.30%	1.65%	1.84%	1.62%	0.09%	2.77%
Same-currency basis swaps (2)	(74)
Notional amount		$94,413	$18,881	$15,691	$21,068	$11,026	$6,787	$20,960
Foreign exchange basis swaps (1, 3, 4)	(2,352)
Notional amount		161,196	27,629	26,118	27,026	14,255	12,359	53,809
Option products (5)	11
Notional amount (6)		980	964	—	—	—	—	16
Foreign exchange contracts (1, 4, 7)	3,700
Notional amount (6)		(22,572)	(29,931)	(2,036)	6,134	(2,335)	2,359	3,237
Futures and forward rate contracts	(129)
Notional amount (6)		(14,949)	(14,949)	—	—	—	—	—
Net ALM contracts	$7,953

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At December 31, 2015 and 2014, the notional amount of same-currency basis swaps included $75.2 billion and $94.4 billion in both foreign currency and U.S. Dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)
The notional amount of option products of $752 million at December 31, 2015 was comprised of $737 million in foreign exchange options and $15 million in purchased caps/floors. Option products of $980 million at December 31, 2014 were comprised of $974 million in foreign exchange options, $16 million in purchased caps/floors and $(10) million in swaptions.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(7)
The notional amount of foreign exchange contracts of $(25.4) billion at December 31, 2015 was comprised of $21.3 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(40.3) billion in net foreign currency forward rate contracts, $(7.6) billion in foreign currency-denominated pay-fixed swaps and $1.2 billion in net foreign currency futures contracts. Foreign exchange contracts of $(22.6) billion at December 31, 2014 were comprised of $21.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(36.4) billion in net foreign currency forward rate contracts, $(8.3) billion in foreign currency-denominated pay-fixed swaps and $1.1 billion in foreign currency futures contracts.

98 Bank of America 2015

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $1.7 billion and $2.7 billion, on a pretax basis, at December 31, 2015 and 2014. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at December 31, 2015, the pretax net losses are expected to be reclassified into earnings as follows: $563 million, or 33 percent within the next year, 37 percent in years two through five, and 20 percent in years six through ten, with the remaining 10 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. Dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at December 31, 2015.
Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and servicing income. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. Typically, an increase in mortgage interest rates will lead to a decrease in mortgage originations and related fees. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market, as an increase in mortgage interest rates will typically lead to a decrease in the value of these instruments.
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
Interest rate and certain market risks of IRLCs and residential mortgage LHFS are economically hedged in combination with MSRs. To hedge these combined assets, we use certain derivatives such as interest rate options, interest rate swaps, forward sale commitments, eurodollar and U.S. Treasury futures, and mortgage TBAs, as well as other securities including agency MBS, principal-only and interest-only MBS and U.S. Treasury securities. During 2015 and 2014, we recorded gains in mortgage banking income of $360 million and $357 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs, IRLCs and LHFS, net of gains and losses due to changes in fair value of these hedged items. For more information on MSRs, see Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Banking on page 33.
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations and related self-regulatory organizations’ standards and codes of conduct (collectively, applicable laws, rules and regulations). Global Compliance independently assesses compliance risk, and evaluates FLUs and control functions for adherence to applicable laws, rules and regulations, including identifying compliance issues and risks, performing monitoring and independent testing, and reporting on the state of compliance activities across the Corporation. Additionally, Global Compliance works with FLUs and control functions so that day-to-day activities operate in a compliant manner. For more information on FLUs and control functions, see Managing Risk on page 49.
The Corporation’s approach to the management of compliance risk is described in the Global Compliance – Enterprise Policy, which outlines the requirements of the Corporation’s global compliance program, and defines roles and responsibilities related to the implementation, execution and management of the compliance program by Global Compliance. The requirements work together to drive a comprehensive risk-based approach for the proactive identification, management and escalation of compliance risks throughout the Corporation.
The Global Compliance – Enterprise Policy sets the requirements for reporting compliance risk information to executive management as well as the Board or appropriate Board-level committees with an outline for conducting objective independent oversight of the Corporation’s compliance risk management activities. The Board provides oversight of compliance risk through its Audit Committee and ERC.
Operational Risk Management
The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. Effects may extend beyond financial losses and may result in reputational risk impacts. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Operational risk is a significant component in the calculation of total risk-weighted assets used in the Basel 3 capital calculation under the Advanced approaches. For more information on Basel 3 Advanced approaches, see Capital Management – Advanced Approaches on page 55.

Bank of America 2015 99

We approach operational risk management from two perspectives within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the business and control function levels to address operational risk in revenue producing and non-revenue producing units. The Operational Risk Management Program addresses the overarching processes for identifying, measuring, monitoring and controlling operational risk, and reporting operational risk information to management and the Board. A sound internal governance structure enhances the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the ERC, the CRO and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the MRC oversees the Corporation’s policies and processes for sound operational risk management. The MRC also serves as an escalation point for critical operational risk matters within the Corporation. The MRC reports operational risk activities to the ERC. The independent operational risk management teams oversee the businesses and control functions to monitor adherence to the Operational Risk Management Program and advise and challenge operational risk exposures.
Within the Global Risk Management organization, the Enterprise Operational Risk team develops and guides the strategies, enterprise-wide policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization. The Enterprise Operational Risk team reports results to businesses, control functions, senior management, management committees, the ERC and the Board.
The businesses and control functions are responsible for assessing, monitoring and managing all the risks within their units, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and RCSAs, operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, monitor and control risk in each business and control function. Examples of these include personnel management practices; data management, data quality controls and related processes; fraud management units; cybersecurity controls, processes and systems; transaction processing, monitoring and analysis; business recovery planning; and new product introduction processes. The business and control functions are also responsible for consistently implementing and monitoring adherence to corporate practices.
Business and control function management uses the enterprise RCSA process to capture the identification and assessment of operational risk exposures and evaluate the status of risk and control issues including risk mitigation plans, as appropriate. The goals of this process are to assess changing market and business conditions, evaluate key risks impacting each business and control function, and assess the controls in place to mitigate the risks. Key operational risk indicators have been developed and are used to assist in identifying trends and issues on an enterprise, business and control function level. Independent review and challenge to the Corporation’s overall operational risk management framework is performed by the Corporate Operational Risk Program Adherence Team and reported through the operational risk governance committees and management routines.
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
Reputational Risk Management
Reputational risk is the risk that negative perceptions of the Corporation’s conduct or business practices will adversely affect its profitability or operations through an inability to establish new or maintain existing customer/client relationships. Reputational risk may result from many of the Corporation’s activities, including those related to the management of our strategic, operational, compliance and credit risks.
The Corporation manages reputational risk through established policies and controls in its businesses and risk management processes to mitigate reputational risks in a timely manner and through proactive monitoring and identification of potential reputational risk events. The Corporation has processes and procedures in place to respond to events that give rise to reputational risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputational risks.
The Corporation’s organization and governance structure provides oversight of reputational risks, and key risk indicators are reported regularly and directly to management and the ERC, which provides primary oversight of reputational risk. In addition, each FLU has a committee, which includes representatives from Compliance, Legal and Risk, that is responsible for the oversight of reputational risk. Such committees’ oversight includes providing approval for business activities that present elevated levels of reputational risks.
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

100 Bank of America 2015

Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s loan portfolio excluding those loans accounted for under the fair value option. Our process for determining the allowance for credit losses is discussed in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. We evaluate our allowance at the portfolio segment level and our portfolio segments are Consumer Real Estate, Credit Card and Other Consumer, and Commercial. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, countries, and borrowers’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.
Key judgments used in determining the allowance for credit losses include risk ratings for pools of commercial loans and leases, market and collateral values and discount rates for individually evaluated loans, product type classifications for consumer and commercial loans and leases, loss rates used for consumer and commercial loans and leases, adjustments made to address current events and conditions (e.g., the recent sharp drop in oil prices), considerations regarding domestic and global economic uncertainty, and overall credit conditions.
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our Consumer Real Estate and Credit Card and Other Consumer portfolio segments, as well as our U.S. small business commercial card portfolio within the Commercial portfolio segment. For each one-percent increase in the loss rates on loans collectively evaluated for impairment in our Consumer Real Estate portfolio segment, excluding PCI loans, coupled with a one-percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2015 would have increased by $71 million. PCI loans within our Consumer Real Estate portfolio segment are initially recorded at fair value. Applicable accounting guidance prohibits carry-over or creation of valuation allowances in the initial accounting. However, subsequent decreases in the expected cash flows from the date of acquisition result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan and lease losses. We subject our PCI portfolio to stress scenarios to evaluate the potential impact given certain events. A one-percent decrease in the expected cash flows could result in a $151 million impairment of the portfolio. For each one-percent increase in the loss rates on loans collectively evaluated for impairment within our Credit Card and Other Consumer portfolio segment and U.S. small business commercial card portfolio, coupled with a one-percent decrease in the expected cash flows on those loans individually evaluated for impairment within the Credit Card and Other Consumer portfolio segment and the U.S. small business commercial card portfolio, the allowance for loan and lease losses at December 31, 2015 would have increased by $38 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within the Commercial portfolio segment (excluding the U.S. small business commercial card portfolio). Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already risk-rated Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased by $3.2 billion at December 31, 2015.
The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2015 was 1.37 percent and these hypothetical increases in the allowance would raise the ratio to 1.75 percent.
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
For more information on the FASB’s proposed standard on accounting for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Mortgage Servicing Rights
MSRs are nonfinancial assets that are created when a mortgage loan is sold and we retain the right to service the loan. We account for consumer MSRs, including residential mortgage and home equity MSRs, at fair value with changes in fair value primarily recorded in mortgage banking income in the Consolidated Statement of Income.
We determine the fair value of our consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates key economic assumptions including estimates of prepayment rates and resultant weighted-average lives of the MSRs, and the option-adjusted spread levels. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. These assumptions are subjective in nature and changes in these assumptions could materially affect our operating results. For example, increasing the prepayment rate assumption used in the valuation of our consumer MSRs by 10 percent while keeping all other assumptions unchanged could have resulted in an estimated decrease of $163 million in both MSRs and mortgage banking income for 2015. This impact does not reflect any hedge strategies that may be undertaken to mitigate such risk.
We manage potential changes in the fair value of MSRs through a comprehensive risk management program. The intent is to mitigate the effects of changes in the fair value of MSRs through the use of risk management instruments. To reduce the sensitivity of earnings to interest rate and market value fluctuations, securities including MBS and U.S. Treasury securities, as well as certain derivatives such as options and interest rate swaps, may be used to hedge certain market risks of the MSRs, but are not designated as accounting hedges. These instruments are carried at fair value with changes in fair value primarily recognized in mortgage banking income. For additional information, see Mortgage Banking Risk Management on page 99.

Bank of America 2015 101

For more information on MSRs, including the sensitivity of weighted-average lives and the fair value of MSRs to changes in modeled assumptions, see Note 23 – Mortgage Servicing Rights to the Consolidated Financial Statements.
Fair Value of Financial Instruments
We classify the fair values of financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. We carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and equity securities, other debt securities, consumer MSRs and certain other assets at fair value. Also, we account for certain loans and loan commitments, LHFS, short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt under the fair value option.
The fair values of assets and liabilities may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls that include: a model validation policy that requires review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs which can and do include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business. For additional information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option to the Consolidated Financial Statements.
In 2014, we implemented an FVA into valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where we are not permitted to use the collateral received. This change resulted in a pretax net FVA charge of $497 million at the time of implementation. Significant judgment is required in modeling expected exposure profiles and in discounting for the funding risk premium inherent in these derivatives.
Level 3 Assets and Liabilities
Financial assets and liabilities where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include certain loans, MBS, ABS, CDOs, CLOs and structured liabilities, highly structured, complex or long-dated derivative contracts and consumer MSRs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.

Table 61	Recurring Level 3 Asset and Liability Summary

	December 31
	2015			2014
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$5,634	31.13%	0.26%	$6,259	28.12%	0.30%
Derivative assets	5,134	28.37	0.24	6,851	30.77	0.33
AFS debt securities	1,432	7.91	0.07	2,555	11.48	0.12
Loans and leases	1,620	8.95	0.08	1,983	8.91	0.09
Mortgage servicing rights	3,087	17.06	0.14	3,530	15.86	0.17
All other Level 3 assets at fair value	1,191	6.58	0.05	1,084	4.86	0.05
Total Level 3 assets at fair value (1)	$18,098	100.00%	0.84%	$22,262	100.00%	1.06%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$5,575	74.50%	0.30%	$7,771	76.34%	0.42%
Long-term debt	1,513	20.22	0.08	2,362	23.20	0.13
All other Level 3 liabilities at fair value	395	5.28	0.02	46	0.46	—
Total Level 3 liabilities at fair value (1)	$7,483	100.00%	0.40%	$10,179	100.00%	0.55%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to derivative positions.

102 Bank of America 2015

Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during 2015 and 2014, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
Accrued Income Taxes and Deferred Tax Assets
Accrued income taxes, reported as a component of either other assets or accrued expenses and other liabilities on the Consolidated Balance Sheet, represent the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 jurisdictions and consider many factors, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.
Consistent with the applicable accounting guidance, we monitor relevant tax authorities and change our estimate of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities. These revisions of our estimate of accrued income taxes, which also may result from our income tax planning and from the resolution of income tax controversies, may be material to our operating results for any given period.
Net deferred tax assets, reported as a component of other assets on the Consolidated Balance Sheet, represent the net decrease in taxes expected to be paid in the future because of net operating loss (NOL) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. NOL and tax credit carryforwards result in reductions to future tax liabilities, and many of these attributes can expire if not utilized within certain periods. We consider the need for valuation allowances to reduce net deferred tax assets to the amounts that we estimate are more-likely-than-not to be realized.
While we have established valuation allowances for certain state and non-U.S. deferred tax assets, we have concluded that no valuation allowance was necessary with respect to nearly all U.S. federal and U.K. deferred tax assets, including NOL and tax credit carryforwards. The majority of U.K. net deferred tax assets, which consist primarily of NOLs, are expected to be realized by certain subsidiaries over an extended number of years. Management’s conclusion is supported by financial results and forecasts, the reorganization of certain business activities and the indefinite period to carry forward NOLs. However, significant changes to our estimates, such as changes that would be caused by substantial and prolonged worsening of the condition of Europe’s capital markets, or to applicable tax laws, such as laws affecting the realizability of NOLs or other deferred tax assets, could lead management to reassess its U.K. valuation allowance conclusions. See Note 19 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information. For more information, see page 14 under Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Effective January 1, 2015, the Corporation changed its basis of presentation related to its business segments. The realignment triggered a test for goodwill impairment, which was performed both immediately before and after the realignment. In performing the goodwill impairment test, the Corporation compared the fair value of the affected reporting units with their carrying value as measured by allocated equity. The fair value of the affected reporting units exceeded their carrying value and, accordingly, no goodwill impairment resulted from the realignment.
2015 Annual Impairment Test
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

Bank of America 2015 103

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
The Corporation’s market capitalization remained below our recorded book value during 2015. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations may not directly correlate to the Corporation’s market capitalization. We considered the comparison of the aggregate fair value of the reporting units with assigned goodwill to the Corporation’s market capitalization as of June 30, 2015. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization would reflect the aggregate fair value of our individual reporting units with assigned goodwill, as reporting units with no assigned goodwill have not been valued and are excluded (e.g., LAS) from the comparison and our market capitalization does not include consideration of individual reporting unit control premiums. Although the individual reporting units have considered the impact of recent regulatory changes in their forecasts and valuations, overall regulatory and market uncertainties persist that we believe further impact the Corporation’s stock price.
Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

2014 Annual Impairment Test
We completed our annual goodwill impairment test as of June 30, 2014 for all of our reporting units that had goodwill. We also evaluated the U.K. Card business within All Other, as the U.K. Card business comprises the majority of the goodwill included in All Other.
Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.
Representations and Warranties Liability
The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans is a function of the type of representations and warranties provided in the sales contract and considers a variety of factors. Depending upon the counterparty, these factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that we will receive a repurchase request, number of payments made by the borrower prior to default and estimated probability that we will be required to repurchase a loan. It also considers other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as appropriate. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of our liability.
The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase or decrease of approximately $300 million in the representations and warranties liability as of December 31, 2015. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
For more information on representations and warranties exposure and the corresponding estimated range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 46, as well as Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

104 Bank of America 2015

Litigation Reserve
For a limited number of the matters disclosed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, we are able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. For other disclosed matters for which a loss is probable or reasonably possible, such an estimate is not possible. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, the estimated range of possible loss represents what we believe to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies.
Consolidation and Accounting for Variable Interest Entities
In accordance with applicable accounting guidance, an entity that has a controlling financial interest in a variable interest entity (VIE) is referred to as the primary beneficiary and consolidates the VIE. The Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
On a quarterly basis, we reassess whether we have a controlling financial interest and are the primary beneficiary of a VIE. The quarterly reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.
2014 Compared to 2013
The following discussion and analysis provide a comparison of our results of operations for 2014 and 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 8 and 9 contain financial data to supplement this discussion.
Overview
Net Income
Net income was $4.8 billion in 2014 compared to $11.4 billion in 2013. Including preferred stock dividends, net income applicable to common shareholders was $3.8 billion, or $0.36 per diluted share in 2014 and $10.1 billion, or $0.90 per diluted share in 2013.
Net Interest Income
Net interest income on an FTE basis decreased $2.3 billion to $40.8 billion in 2014 compared to 2013. The net interest yield on an FTE basis decreased 12 bps to 2.25 percent in 2014. These declines were primarily due to the acceleration of market-related premium amortization on debt securities as the decline in long-term interest rates shortened the expected lives of the securities. Also contributing to these declines were lower loan yields and consumer loan balances, lower net interest income from the ALM portfolio and a decrease in trading-related net interest income. Market-related premium amortization was an expense of $1.2 billion in 2014 compared to a benefit of $784 million in 2013. Partially offsetting these declines were reductions in funding yields, lower long-term debt balances and commercial loan growth.

Bank of America 2015 105

Noninterest Income
Noninterest income was $44.3 billion in 2014, a decrease of $2.4 billion compared to 2013.

•	Investment and brokerage services income increased $1.0 billion primarily driven by increased asset management fees driven by the impact of long-term AUM inflows and higher market levels.

•	Equity investment income decreased $1.8 billion to $1.1 billion in 2014 primarily due to a lower level of gains compared to 2013 and the continued wind-down of GPI.

•
Trading account profits decreased $747 million, which included a charge of $497 million in 2014 related to the implementation of an FVA in Global Markets and net DVA losses on derivatives of $150 million in 2014 compared to losses of $509 million in 2013.

•	Mortgage banking income decreased $2.3 billion primarily driven by lower servicing income and core production revenue, partially offset by a lower representations and warranties provision.

•
Other income (loss) improved $1.3 billion due to an increase of $1.1 billion in net DVA gains on structured liabilities as our spreads widened, and gains associated with the sales of residential mortgage loans, partially offset by an increase in U.K. consumer PPI costs. Results for 2013 also included a write-down of $450 million on a monoline receivable.

Provision for Credit Losses
The provision for credit losses was $2.3 billion in 2014, a decrease of $1.3 billion compared to 2013. The provision for credit losses was $2.1 billion lower than net charge-offs for 2014, resulting in a reduction in the allowance for credit losses. The decrease in the provision from 2013 was driven by portfolio improvement, including increased home prices in the consumer real estate portfolio and lower unemployment levels driving improvement in the credit card portfolios, as well as improved asset quality in the commercial portfolio. Partially offsetting this decline was $400 million of additional costs in 2014 associated with the consumer relief portion of the DoJ Settlement.
Net charge-offs totaled $4.4 billion, or 0.49 percent of average loans and leases in 2014 compared to $7.9 billion, or 0.87 percent in 2013. The decrease in net charge-offs was due to credit quality improvement across all major portfolios and the impact of increased recoveries primarily from nonperforming and delinquent loan sales.
Noninterest Expense
Noninterest expense was $75.1 billion in 2014, an increase of $5.9 billion compared to 2013. The increase was primarily driven by higher litigation expense. Litigation expense increased $10.3 billion primarily as a result of charges related to the settlements with the DoJ and the Federal Housing Finance Agency (FHFA). The increase in litigation expense was partially offset by a decrease of $3.2 billion in default-related staffing and other default-related servicing expenses in LAS.
Income Tax Expense
The income tax expense was $2.0 billion on pretax income of $6.9 billion in 2014 compared to income tax expense of $4.7 billion in 2013. The effective tax rate for 2014 was 29.5 percent and was driven by our recurring tax preference items, the resolution of several tax examinations and tax benefits from non-U.S.

restructurings, partially offset by the non-deductible treatment of certain litigation charges.
The effective tax rate for 2013 was 29.3 percent and was driven by our recurring tax preference items and by certain tax benefits related to non-U.S. operations, partially offset by the $1.1 billion negative impact from the U.K. 2013 Finance Act, enacted in July 2013, which reduced the U.K. corporate income tax rate by three percent. The $1.1 billion charge resulted from remeasuring our U.K. net deferred tax assets, in the period of enactment, using the lower rates.
Business Segment Operations
Consumer Banking
Consumer Banking recorded net income of $6.4 billion in 2014 compared to $6.3 billion in 2013 with the increase primarily driven by lower noninterest expense and provision for credit losses, partially offset by lower revenue. Net interest income decreased $442 million to $20.2 billion in 2014 due to lower average card loan balances and yields, partially offset by the beneficial impact of an increase in investable assets as a result of higher deposit balances. Noninterest income decreased $681 million to $10.6 billion in 2014 primarily due to lower mortgage banking income and lower revenue from consumer protection products, partially offset by portfolio divestiture gains, and higher service charges and card income. The provision for credit losses decreased $486 million to $2.7 billion in 2014 primarily as a result of improvements in credit quality. Noninterest expense decreased $1.0 billion to $17.9 billion in 2014 primarily driven by lower personnel, operating, litigation and FDIC expenses.
Global Wealth & Investment Management
GWIM recorded net income of $3.0 billion in both 2014 and 2013 as an increase in noninterest income and lower credit costs were offset by lower net interest income and higher noninterest expense. Net interest income decreased $228 million to $5.8 billion in 2014 as a result of the low rate environment, partially offset by the impact of loan growth. Noninterest income, primarily investment and brokerage services, increased $842 million to $12.6 billion in 2014 driven by increased asset management fees due to the impact of long-term AUM flows and higher market levels, partially offset by lower transactional revenue. Noninterest expense increased $615 million to $13.7 billion in 2014 primarily due to higher revenue-related incentive compensation and support expenses, partially offset by lower other expenses.
Global Banking
Global Banking recorded net income of $5.8 billion in 2014 compared to $5.2 billion in 2013 with the increase primarily driven by a reduction in the provision for credit losses and, to a lesser degree, an increase in revenue, partially offset by higher noninterest expense. Revenue increased $171 million to $17.6 billion in 2014 primarily from higher net interest income. The provision for credit losses decreased $820 million to $322 million in 2014 driven by improved credit quality, and 2013 included increased reserves from loan growth. Noninterest expense increased $119 million to $8.2 billion in 2014 primarily from additional client-facing personnel expense and higher litigation expense.

106 Bank of America 2015

Global Markets
Global Markets recorded net income of $2.7 billion in 2014 compared to $1.1 billion in 2013. In 2014, we implemented an FVA into valuation estimates resulting in an initial charge of $497 million. Excluding net DVA/FVA and charges in 2013 related to the U.K. corporate income tax rate reduction, net income decreased $135 million to $2.9 billion in 2014 primarily driven by lower trading account profits and net interest income, partially offset by a decrease in noninterest expense, a $240 million gain in 2014 related to the IPO of an equity investment and higher investment and brokerage services income. Net DVA/FVA losses were $240 million in 2014 compared to losses of $1.2 billion in 2013. Noninterest expense decreased $232 million to $11.9 billion in 2014 due to lower litigation expense and revenue-related incentives, partially offset by higher technology costs and investments in infrastructure.
Legacy Assets & Servicing
LAS recorded a net loss of $13.1 billion in 2014 compared to a net loss of $4.9 billion in 2013 with the increase in the net loss primarily driven by significantly higher litigation expense, which is included in noninterest expense, as a result of the settlements with the DoJ and FHFA, a lower tax benefit rate resulting from the non-deductible treatment of a portion of the DoJ Settlement, lower mortgage banking income and higher provision for credit losses.

Mortgage banking income decreased $1.6 billion to $1.0 billion in 2014 primarily due to lower servicing income, partially offset by a lower representations and warranties provision. The provision for credit losses increased $410 million to $127 million in 2014 driven by additional costs associated with the consumer relief portion of the DoJ Settlement. Noninterest expense increased $8.2 billion to $20.6 billion in 2014 due to an $11.4 billion increase in litigation expense, partially offset by a decline in default-related servicing expenses, including mortgage-related assessments, waivers and similar costs related to foreclosure delays.
All Other
All Other recorded net income of $64 million in 2014 compared to $717 million in 2013 with the decrease due to the negative impact on net interest income of market-related premium amortization expense on debt securities of $1.2 billion in 2014 compared to a benefit of $784 million in 2013, a decrease of $2.0 billion in equity investment income and a $363 million increase in U.K. PPI costs. Partially offsetting these decreases were gains related to the sales of residential mortgage loans, a $313 million improvement in the provision (benefit) for credit losses and a decrease of $1.8 billion in noninterest expense. The decrease in noninterest expense was primarily due to a decline in litigation expense. Also, the income tax benefit increased $547 million.

Bank of America 2015 107

Statistical Tables

108 Bank of America 2015

Table I Average Balances and Interest Rates – FTE Basis

	2015			2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks (1)	$136,391	$369	0.27%	$113,999	$308	0.27%	$72,574	$182	0.25%
Time deposits placed and other short-term investments	9,556	147	1.53	11,032	170	1.54	16,066	187	1.16
Federal funds sold and securities borrowed or purchased under agreements to resell	211,471	988	0.47	222,483	1,039	0.47	224,331	1,229	0.55
Trading account assets	137,837	4,547	3.30	145,686	4,716	3.24	168,998	4,879	2.89
Debt securities (2)	390,884	9,374	2.41	351,702	8,062	2.28	337,953	9,779	2.89
Loans and leases (3):
Residential mortgage	201,366	6,967	3.46	237,270	8,462	3.57	256,534	9,315	3.63
Home equity	81,070	2,984	3.68	89,705	3,340	3.72	100,264	3,835	3.82
U.S. credit card	88,244	8,085	9.16	88,962	8,313	9.34	90,369	8,792	9.73
Non-U.S. credit card	10,104	1,051	10.40	11,511	1,200	10.42	10,861	1,271	11.70
Direct/Indirect consumer (4)	84,585	2,040	2.41	82,409	2,099	2.55	82,907	2,370	2.86
Other consumer (5)	1,938	56	2.86	2,029	139	6.86	1,807	72	4.02
Total consumer	467,307	21,183	4.53	511,886	23,553	4.60	542,742	25,655	4.73
U.S. commercial	248,355	6,883	2.77	230,173	6,630	2.88	218,875	6,811	3.11
Commercial real estate (6)	52,136	1,521	2.92	47,525	1,432	3.01	42,345	1,391	3.29
Commercial lease financing	25,197	799	3.17	24,423	838	3.43	23,863	851	3.56
Non-U.S. commercial	89,188	2,008	2.25	89,894	2,196	2.44	90,816	2,083	2.29
Total commercial	414,876	11,211	2.70	392,015	11,096	2.83	375,899	11,136	2.96
Total loans and leases	882,183	32,394	3.67	903,901	34,649	3.83	918,641	36,791	4.00
Other earning assets	62,020	2,890	4.66	66,127	2,811	4.25	80,985	2,832	3.50
Total earning assets (7)	1,830,342	50,709	2.77	1,814,930	51,755	2.85	1,819,548	55,879	3.07
Cash and due from banks	28,921			27,079			36,440
Other assets, less allowance for loan and lease losses	300,878			303,581			307,525
Total assets	$2,160,141			$2,145,590			$2,163,513
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,498	$7	0.01%	$46,270	$3	0.01%	$43,868	$22	0.05%
NOW and money market deposit accounts	543,133	273	0.05	518,893	316	0.06	506,082	413	0.08
Consumer CDs and IRAs	54,679	162	0.30	66,797	264	0.40	79,913	472	0.59
Negotiable CDs, public funds and other deposits	29,976	95	0.32	31,507	108	0.34	26,553	117	0.44
Total U.S. interest-bearing deposits	674,286	537	0.08	663,467	691	0.10	656,416	1,024	0.16
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,473	31	0.70	8,744	61	0.69	12,431	69	0.56
Governments and official institutions	1,492	5	0.33	1,740	2	0.14	1,584	3	0.18
Time, savings and other	54,767	288	0.53	60,729	326	0.54	55,630	300	0.54
Total non-U.S. interest-bearing deposits	60,732	324	0.53	71,213	389	0.55	69,645	372	0.54
Total interest-bearing deposits	735,018	861	0.12	734,680	1,080	0.15	726,061	1,396	0.19
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	246,295	2,387	0.97	257,678	2,578	1.00	301,415	2,923	0.97
Trading account liabilities	76,772	1,343	1.75	87,152	1,576	1.81	88,323	1,638	1.85
Long-term debt (8)	240,059	5,958	2.48	253,607	5,700	2.25	263,417	6,798	2.58
Total interest-bearing liabilities (7)	1,298,144	10,549	0.81	1,333,117	10,934	0.82	1,379,216	12,755	0.92
Noninterest-bearing sources:
Noninterest-bearing deposits	420,842			389,527			363,674
Other liabilities	189,165			184,464			186,672
Shareholders’ equity	251,990			238,482			233,951
Total liabilities and shareholders’ equity	$2,160,141			$2,145,590			$2,163,513
Net interest spread			1.96%			2.03%			2.15%
Impact of noninterest-bearing sources			0.24			0.22			0.22
Net interest income/yield on earning assets		$40,160	2.20%		$40,821	2.25%		$43,124	2.37%

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

(2)
Yields on debt securities excluding the impact of market-related adjustments were 2.50 percent, 2.62 percent and 2.67 percent in 2015, 2014 and 2013, respectively. Yields on debt securities excluding the impact of market-related adjustments are a non-GAAP financial measure. The Corporation believes the use of this non-GAAP financial measure provides additional clarity in assessing its results.

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)	Includes non-U.S. consumer loans of $4.0 billion, $4.4 billion and $6.7 billion in 2015, 2014 and 2013, respectively.

(5)
Includes consumer finance loans of $619 million, $1.1 billion and $1.3 billion; consumer leases of $1.2 billion, $819 million and $354 million; and consumer overdrafts of $156 million, $149 million and $153 million in 2015, 2014 and 2013, respectively.

(6)
Includes U.S. commercial real estate loans of $49.0 billion, $46.0 billion and $40.7 billion, and non-U.S. commercial real estate loans of $3.1 billion, $1.6 billion and $1.6 billion in 2015, 2014 and 2013, respectively.

(7)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $59 million, $58 million and $205 million in 2015, 2014 and 2013, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $2.4 billion, $2.5 billion and $2.4 billion in 2015, 2014 and 2013, respectively. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 97.

(8)
The yield on long-term debt excluding the $612 million adjustment on certain trust preferred securities was 2.23 percent for 2015. For more information, see Note 11 – Long-term Debt to the Consolidated Financial Statements. The yield on long-term debt excluding the adjustment is a non-GAAP financial measure.

Bank of America 2015 109

Table II Analysis of Changes in Net Interest Income – FTE Basis

	From 2014 to 2015			From 2013 to 2014
	Due to Change in (1)			Due to Change in (1)
(Dollars in millions)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks (2)	$60	$1	$61	$103	$23	$126
Time deposits placed and other short-term investments	(23)	—	(23)	(59)	42	(17)
Federal funds sold and securities borrowed or purchased under agreements to resell	(45)	(6)	(51)	(5)	(185)	(190)
Trading account assets	(250)	81	(169)	(669)	506	(163)
Debt securities	850	462	1,312	385	(2,102)	(1,717)
Loans and leases:
Residential mortgage	(1,273)	(222)	(1,495)	(702)	(151)	(853)
Home equity	(324)	(32)	(356)	(408)	(87)	(495)
U.S. credit card	(71)	(157)	(228)	(136)	(343)	(479)
Non-U.S. credit card	(147)	(2)	(149)	76	(147)	(71)
Direct/Indirect consumer	58	(117)	(59)	(13)	(258)	(271)
Other consumer	(6)	(77)	(83)	10	57	67
Total consumer			(2,370)			(2,102)
U.S. commercial	523	(270)	253	347	(528)	(181)
Commercial real estate	137	(48)	89	173	(132)	41
Commercial lease financing	26	(65)	(39)	18	(31)	(13)
Non-U.S. commercial	(20)	(168)	(188)	(24)	137	113
Total commercial			115			(40)
Total loans and leases			(2,255)			(2,142)
Other earning assets	(175)	254	79	(518)	497	(21)
Total interest income			$(1,046)			$(4,124)
Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$2	$2	$4	$1	$(20)	$(19)
NOW and money market deposit accounts	10	(53)	(43)	2	(99)	(97)
Consumer CDs and IRAs	(45)	(57)	(102)	(78)	(130)	(208)
Negotiable CDs, public funds and other deposits	(6)	(7)	(13)	22	(31)	(9)
Total U.S. interest-bearing deposits			(154)			(333)
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	(30)	—	(30)	(20)	12	(8)
Governments and official institutions	—	3	3	—	(1)	(1)
Time, savings and other	(30)	(8)	(38)	28	(2)	26
Total non-U.S. interest-bearing deposits			(65)			17
Total interest-bearing deposits			(219)			(316)
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	(115)	(76)	(191)	(424)	79	(345)
Trading account liabilities	(186)	(47)	(233)	(26)	(36)	(62)
Long-term debt	(299)	557	258	(255)	(843)	(1,098)
Total interest expense			(385)			(1,821)
Net decrease in net interest income			$(661)			$(2,303)

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

110 Bank of America 2015

Table III Preferred Stock Cash Dividend Summary (1)

	December 31, 2015
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (2)	$1	January 21, 2016	April 11, 2016	April 25, 2016	7.00%	$1.75
		October 22, 2015	January 11, 2016	January 25, 2016	7.00	1.75
		July 23, 2015	October 9, 2015	October 23, 2015	7.00	1.75
		April 16, 2015	July 10, 2015	July 24, 2015	7.00	1.75
		February 10, 2015	April 10, 2015	April 24, 2015	7.00	1.75
Series D (3)	$654	January 11, 2016	February 29, 2016	March 14, 2016	6.204%	$0.38775
		October 9, 2015	November 30, 2015	December 14, 2015	6.204	0.38775
		July 9, 2015	August 31, 2015	September 14, 2015	6.204	0.38775
		April 13, 2015	May 29, 2015	June 15, 2015	6.204	0.38775
		January 9, 2015	February 27, 2015	March 16, 2015	6.204	0.38775
Series E (3)	$317	January 11, 2016	January 29, 2016	February 16, 2016	Floating	$0.25556
		October 9, 2015	October 30, 2015	November 16, 2015	Floating	0.25556
		July 9, 2015	July 31, 2015	August 17, 2015	Floating	0.25556
		April 13, 2015	April 30, 2015	May 15, 2015	Floating	0.24722
		January 9, 2015	January 30, 2015	February 17, 2015	Floating	0.25556
Series F	$141	January 11, 2016	February 29, 2016	March 15, 2016	Floating	$1,011.11111
		October 9, 2015	November 30, 2015	December 15, 2015	Floating	1,011.11111
		July 9, 2015	August 31, 2015	September 15, 2015	Floating	1,022.22222
		April 13, 2015	May 29, 2015	June 15, 2015	Floating	1,022.22222
		January 9, 2015	February 27, 2015	March 16, 2015	Floating	1,000.00
Series G	$493	January 11, 2016	February 29, 2016	March 15, 2016	Adjustable	$1,011.11111
		October 9, 2015	November 30, 2015	December 15, 2015	Adjustable	1,011.11111
		July 9, 2015	August 31, 2015	September 15, 2015	Adjustable	1,022.22222
		April 13, 2015	May 29, 2015	June 15, 2015	Adjustable	1,022.22222
		January 9, 2015	February 27, 2015	March 16, 2015	Adjustable	1,000.00
Series I (3)	$365	January 11, 2016	March 15, 2016	April 1, 2016	6.625%	$0.4140625
		October 9, 2015	December 15, 2015	January 4, 2016	6.625	0.4140625
		July 9, 2015	September 15, 2015	October 1, 2015	6.625	0.4140625
		April 13, 2015	June 15, 2015	July 1, 2015	6.625	0.4140625
		January 9, 2015	March 15, 2015	April 1, 2015	6.625	0.4140625
Series K (4, 5)	$1,544	January 11, 2016	January 15, 2016	February 1, 2016	Fixed-to-floating	$40.00
		July 9, 2015	July 15, 2015	July 30, 2015	Fixed-to-floating	40.00
		January 9, 2015	January 15, 2015	January 30, 2015	Fixed-to-floating	40.00
Series L	$3,080	December 18, 2015	January 1, 2016	February 1, 2016	7.25%	$18.125
		September 18, 2015	October 1, 2015	October 30, 2015	7.25	18.125
		June 19, 2015	July 1, 2015	July 30, 2015	7.25	18.125
		March 18, 2015	April 1, 2015	April 30, 2015	7.25	18.125
Series M (4, 5)	$1,310	October 9, 2015	October 31, 2015	November 16, 2015	Fixed-to-floating	$40.625
		April 13, 2015	April 30, 2015	May 15, 2015	Fixed-to-floating	40.625
Series T	$5,000	January 21, 2016	March 26, 2016	April 11, 2016	6.00%	$1,500.00
		October 22, 2015	December 26, 2015	January 11, 2016	6.00	1,500.00
		July 23, 2015	September 25, 2015	October 13, 2015	6.00	1,500.00
		April 16, 2015	June 25, 2015	July 10, 2015	6.00	1,500.00
		February 10, 2015	March 26, 2015	April 10, 2015	6.00	1,500.00
Series U (4, 5)	$1,000	October 9, 2015	November 15, 2015	December 1, 2015	Fixed-to-floating	$26.00
		April 13, 2015	May 15, 2015	June 1, 2015	Fixed-to-floating	26.00
Series V (4, 5)	$1,500	October 9, 2015	December 1, 2015	December 17, 2015	Fixed-to-floating	$25.625
		April 13, 2015	June 1, 2015	June 17, 2015	Fixed-to-floating	25.625
Series W (3)	$1,100	January 11, 2016	February 15, 2016	March 9, 2016	6.625%	$0.4140625
		October 9, 2015	November 15, 2015	December 9, 2015	6.625	0.4140625
		July 9, 2015	August 15, 2015	September 9, 2015	6.625	0.4140625
		April 13, 2015	May 15, 2015	June 9, 2015	6.625	0.4140625
		January 9, 2015	February 15, 2015	March 9, 2015	6.625	0.4140625
Series X (4, 5)	$2,000	January 11, 2016	February 15, 2016	March 7, 2016	Fixed-to-floating	$31.25
		July 9, 2015	August 15, 2015	September 8, 2015	Fixed-to-floating	31.25
		January 9, 2015	February 15, 2015	March 5, 2015	Fixed-to-floating	31.25
Series Y (3)	$1,100	December 18, 2015	January 1, 2016	January 27, 2016	6.50%	$0.40625
		September 18, 2015	October 1, 2015	October 27, 2015	6.50	0.40625
		June 19, 2015	July 1, 2015	July 27, 2015	6.50	0.40625
		March 18, 2015	April 1, 2015	April 27, 2015	6.50	0.40625
Series Z (4, 5)	$1,400	September 18, 2015	October 1, 2015	October 23, 2015	Fixed-to-floating	$32.50
		March 18, 2015	April 1, 2015	April 23, 2015	Fixed-to-floating	32.50
Series AA (4, 5)	$1,900	January 11, 2016	March 1, 2016	March 17, 2016	Fixed-to-floating	$30.50
		July 9, 2015	September 1, 2015	September 17, 2015	Fixed-to-floating	30.50
For footnotes see page 112.

Bank of America 2015 111

Table III Preferred Stock Cash Dividend Summary (1) (continued)

	December 31, 2015
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (6)	$98	January 11, 2016	February 15, 2016	February 29, 2016	Floating	$0.18750
		October 9, 2015	November 15, 2015	November 30, 2015	Floating	0.18750
		July 9, 2015	August 15, 2015	August 28, 2015	Floating	0.18750
		April 13, 2015	May 15, 2015	May 28, 2015	Floating	0.18750
		January 9, 2015	February 15, 2015	February 27, 2015	Floating	0.18750
Series 2 (6)	$299	January 11, 2016	February 15, 2016	February 29, 2016	Floating	$0.19167
		October 9, 2015	November 15, 2015	November 30, 2015	Floating	0.19167
		July 9, 2015	August 15, 2015	August 28, 2015	Floating	0.19167
		April 13, 2015	May 15, 2015	May 28, 2015	Floating	0.18542
		January 9, 2015	February 15, 2015	February 27, 2015	Floating	0.19167
Series 3 (6)	$653	January 11, 2016	February 15, 2016	February 29, 2016	6.375%	$0.3984375
		October 9, 2015	November 15, 2015	November 30, 2015	6.375	0.3984375
		July 9, 2015	August 15, 2015	August 28, 2015	6.375	0.3984375
		April 13, 2015	May 15, 2015	May 28, 2015	6.375	0.3984375
		January 9, 2015	February 15, 2015	March 2, 2015	6.375	0.3984375
Series 4 (6)	$210	January 11, 2016	February 15, 2016	February 29, 2016	Floating	$0.25556
		October 9, 2015	November 15, 2015	November 30, 2015	Floating	0.25556
		July 9, 2015	August 15, 2015	August 28, 2015	Floating	0.25556
		April 13, 2015	May 15, 2015	May 28, 2015	Floating	0.24722
		January 9, 2015	February 15, 2015	February 27, 2015	Floating	0.25556
Series 5 (6)	$422	January 11, 2016	February 1, 2016	February 22, 2016	Floating	$0.25556
		October 9, 2015	November 1, 2015	November 23, 2015	Floating	0.25556
		July 9, 2015	August 1, 2015	August 21, 2015	Floating	0.25556
		April 13, 2015	May 1, 2015	May 21, 2015	Floating	0.24722
		January 9, 2015	February 1, 2015	February 23, 2015	Floating	0.25556

(1)	Preferred stock cash dividend summary is as of February 24, 2016.

(2)	Dividends are cumulative.

(3)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(4)	Initially pays dividends semi-annually.

(5)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

112 Bank of America 2015

Table IV Outstanding Loans and Leases

	December 31
(Dollars in millions)	2015	2014	2013	2012	2011
Consumer
Residential mortgage (1)	$187,911	$216,197	$248,066	$252,929	$273,228
Home equity	75,948	85,725	93,672	108,140	124,856
U.S. credit card	89,602	91,879	92,338	94,835	102,291
Non-U.S. credit card	9,975	10,465	11,541	11,697	14,418
Direct/Indirect consumer (2)	88,795	80,381	82,192	83,205	89,713
Other consumer (3)	2,067	1,846	1,977	1,628	2,688
Total consumer loans excluding loans accounted for under the fair value option	454,298	486,493	529,786	552,434	607,194
Consumer loans accounted for under the fair value option (4)	1,871	2,077	2,164	1,005	2,190
Total consumer	456,169	488,570	531,950	553,439	609,384
Commercial
U.S. commercial (5)	265,647	233,586	225,851	209,719	193,199
Commercial real estate (6)	57,199	47,682	47,893	38,637	39,596
Commercial lease financing	27,370	24,866	25,199	23,843	21,989
Non-U.S. commercial	91,549	80,083	89,462	74,184	55,418
Total commercial loans excluding loans accounted for under the fair value option	441,765	386,217	388,405	346,383	310,202
Commercial loans accounted for under the fair value option (4)	5,067	6,604	7,878	7,997	6,614
Total commercial	446,832	392,821	396,283	354,380	316,816
Total loans and leases	$903,001	$881,391	$928,233	$907,819	$926,200

(1)
Includes pay option loans of $2.3 billion, $3.2 billion, $4.4 billion, $6.7 billion and $9.9 billion, and non-U.S. residential mortgage loans of $2 million, $2 million, $0, $93 million and $85 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. The Corporation no longer originates pay option loans.

(2)
Includes auto and specialty lending loans of $42.6 billion, $37.7 billion, $38.5 billion, $35.9 billion and $43.0 billion, unsecured consumer lending loans of $886 million, $1.5 billion, $2.7 billion, $4.7 billion and $8.0 billion, U.S. securities-based lending loans of $39.8 billion, $35.8 billion, $31.2 billion, $28.3 billion and $23.6 billion, non-U.S. consumer loans of $3.9 billion, $4.0 billion, $4.7 billion, $8.3 billion and $7.6 billion, student loans of $564 million, $632 million, $4.1 billion, $4.8 billion and $6.0 billion, and other consumer loans of $1.0 billion, $761 million, $1.0 billion, $1.2 billion and $1.5 billion at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Includes consumer finance loans of $564 million, $676 million, $1.2 billion, $1.4 billion and $1.7 billion, consumer leases of $1.4 billion, $1.0 billion, $606 million, $34 million and $0, consumer overdrafts of $146 million, $162 million, $176 million, $177 million and $103 million, and other non-U.S. consumer loans of $4 million, $3 million, $5 million, $5 million and $929 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.6 billion, $1.9 billion, $2.0 billion, $1.0 billion and $2.2 billion, and home equity loans of $250 million, $196 million, $147 million, $0 and $0 at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.3 billion, $1.9 billion, $1.5 billion, $2.3 billion and $2.2 billion, and non-U.S. commercial loans of $2.8 billion, $4.7 billion, $6.4 billion, $5.7 billion and $4.4 billion at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(5)
Includes U.S. small business commercial loans, including card-related products, of $12.9 billion, $13.3 billion, $13.3 billion, $12.6 billion and $13.3 billion at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(6)
Includes U.S. commercial real estate loans of $53.6 billion, $45.2 billion, $46.3 billion, $37.2 billion and $37.8 billion, and non-U.S. commercial real estate loans of $3.5 billion, $2.5 billion, $1.6 billion, $1.5 billion and $1.8 billion at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Bank of America 2015 113

Table V Allowance for Credit Losses

(Dollars in millions)	2015	2014	2013	2012	2011
Allowance for loan and lease losses, January 1	$14,419	$17,428	$24,179	$33,783	$41,885
Loans and leases charged off
Residential mortgage	(866)	(855)	(1,508)	(3,276)	(4,294)
Home equity	(975)	(1,364)	(2,258)	(4,573)	(4,997)
U.S. credit card	(2,738)	(3,068)	(4,004)	(5,360)	(8,114)
Non-U.S. credit card	(275)	(357)	(508)	(835)	(1,691)
Direct/Indirect consumer	(383)	(456)	(710)	(1,258)	(2,190)
Other consumer	(224)	(268)	(273)	(274)	(252)
Total consumer charge-offs	(5,461)	(6,368)	(9,261)	(15,576)	(21,538)
U.S. commercial (1)	(536)	(584)	(774)	(1,309)	(1,690)
Commercial real estate	(30)	(29)	(251)	(719)	(1,298)
Commercial lease financing	(19)	(10)	(4)	(32)	(61)
Non-U.S. commercial	(59)	(35)	(79)	(36)	(155)
Total commercial charge-offs	(644)	(658)	(1,108)	(2,096)	(3,204)
Total loans and leases charged off	(6,105)	(7,026)	(10,369)	(17,672)	(24,742)
Recoveries of loans and leases previously charged off
Residential mortgage	393	969	424	165	377
Home equity	339	457	455	331	517
U.S. credit card	424	430	628	728	838
Non-U.S. credit card	87	115	109	254	522
Direct/Indirect consumer	271	287	365	495	714
Other consumer	31	39	39	42	50
Total consumer recoveries	1,545	2,297	2,020	2,015	3,018
U.S. commercial (2)	172	214	287	368	500
Commercial real estate	35	112	102	335	351
Commercial lease financing	10	19	29	38	37
Non-U.S. commercial	5	1	34	8	3
Total commercial recoveries	222	346	452	749	891
Total recoveries of loans and leases previously charged off	1,767	2,643	2,472	2,764	3,909
Net charge-offs	(4,338)	(4,383)	(7,897)	(14,908)	(20,833)
Write-offs of PCI loans	(808)	(810)	(2,336)	(2,820)	—
Provision for loan and lease losses	3,043	2,231	3,574	8,310	13,629
Other (3)	(82)	(47)	(92)	(186)	(898)
Allowance for loan and lease losses, December 31	12,234	14,419	17,428	24,179	33,783
Reserve for unfunded lending commitments, January 1	528	484	513	714	1,188
Provision for unfunded lending commitments	118	44	(18)	(141)	(219)
Other (4)	—	—	(11)	(60)	(255)
Reserve for unfunded lending commitments, December 31	646	528	484	513	714
Allowance for credit losses, December 31	$12,880	$14,947	$17,912	$24,692	$34,497

(1)	Includes U.S. small business commercial charge-offs of $282 million, $345 million, $457 million, $799 million and $1.1 billion in 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	Includes U.S. small business commercial recoveries of $57 million, $63 million, $98 million, $100 million and $106 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments. In addition, the 2011 amount includes a $449 million reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS.

(4)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

114 Bank of America 2015

Table V Allowance for Credit Losses (continued)

(Dollars in millions)	2015	2014	2013	2012	2011
Loan and allowance ratios:
Loans and leases outstanding at December 31 (5)	$896,063	$872,710	$918,191	$898,817	$917,396
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)	1.37%	1.65%	1.90%	2.69%	3.68%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (6)	1.63	2.05	2.53	3.81	4.88
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (7)	1.10	1.15	1.03	0.90	1.33
Average loans and leases outstanding (5)	$874,461	$894,001	$909,127	$890,337	$929,661
Net charge-offs as a percentage of average loans and leases outstanding (5, 8)	0.50%	0.49%	0.87%	1.67%	2.24%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5, 9)	0.59	0.58	1.13	1.99	2.24
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 10)	130	121	102	107	135
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (8)	2.82	3.29	2.21	1.62	1.62
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs (9)	2.38	2.78	1.70	1.36	1.62
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (11)	$4,518	$5,944	$7,680	$12,021	$17,490
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (5, 11)	82%	71%	57%	54%	65%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (12)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)	1.30%	1.50%	1.67%	2.14%	2.86%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (6)	1.50	1.79	2.17	2.95	3.68
Net charge-offs as a percentage of average loans and leases outstanding (5)	0.51	0.50	0.90	1.73	2.32
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 10)	122	107	87	82	101
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	2.64	2.91	1.89	1.25	1.22

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $6.9 billion, $8.7 billion, $10.0 billion, $9.0 billion and $8.8 billion at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Average loans accounted for under the fair value option were $7.7 billion, $9.9 billion, $9.5 billion, $8.4 billion and $8.4 billion in 2015, 2014, 2013, 2012 and 2011, respectively.

(6)
Excludes consumer loans accounted for under the fair value option of $1.9 billion, $2.1 billion, $2.2 billion, $1.0 billion and $2.2 billion at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(7)
Excludes commercial loans accounted for under the fair value option of $5.1 billion, $6.6 billion, $7.9 billion, $8.0 billion and $6.6 billion at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(8)
Net charge-offs exclude $808 million, $810 million, $2.3 billion and $2.8 billion of write-offs in the PCI loan portfolio in 2015, 2014, 2013 and 2012. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

(9)	There were no write-offs of PCI loans in 2011.

(10)	For more information on our definition of nonperforming loans, see pages 75 and 82.

(11)	Primarily includes amounts allocated to U.S. credit card and unsecured lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit portfolio in All Other.

(12)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 2015 115

Table VI Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2015		2014		2013		2012		2011
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$1,500	12.26%	$2,900	20.11%	$4,084	23.43%	$7,088	29.31%	$7,985	23.64%
Home equity	2,414	19.73	3,035	21.05	4,434	25.44	7,845	32.45	13,094	38.76
U.S. credit card	2,927	23.93	3,320	23.03	3,930	22.55	4,718	19.51	6,322	18.71
Non-U.S. credit card	274	2.24	369	2.56	459	2.63	600	2.48	946	2.80
Direct/Indirect consumer	223	1.82	299	2.07	417	2.39	718	2.97	1,153	3.41
Other consumer	47	0.38	59	0.41	99	0.58	104	0.43	148	0.44
Total consumer	7,385	60.36	9,982	69.23	13,423	77.02	21,073	87.15	29,648	87.76
U.S. commercial (1)	2,964	24.23	2,619	18.16	2,394	13.74	1,885	7.80	2,441	7.23
Commercial real estate	967	7.90	1,016	7.05	917	5.26	846	3.50	1,349	3.99
Commercial lease financing	164	1.34	153	1.06	118	0.68	78	0.32	92	0.27
Non-U.S. commercial	754	6.17	649	4.50	576	3.30	297	1.23	253	0.75
Total commercial (2)	4,849	39.64	4,437	30.77	4,005	22.98	3,106	12.85	4,135	12.24
Allowance for loan and lease losses (3)	12,234	100.00%	14,419	100.00%	17,428	100.00%	24,179	100.00%	33,783	100.00%
Reserve for unfunded lending commitments	646		528		484		513		714
Allowance for credit losses	$12,880		$14,947		$17,912		$24,692		$34,497

(1)
Includes allowance for loan and lease losses for U.S. small business commercial loans of $507 million, $536 million, $462 million, $642 million and $893 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)
Includes allowance for loan and lease losses for impaired commercial loans of $217 million, $159 million, $277 million, $475 million and $545 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Includes $804 million, $1.7 billion, $2.5 billion, $5.5 billion and $8.5 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Table VII Selected Loan Maturity Data (1, 2)

	December 31, 2015
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
U.S. commercial	$74,624	$149,456	$43,837	$267,917
U.S. commercial real estate	10,417	39,495	3,738	53,650
Non-U.S. and other (3)	64,078	27,646	6,171	97,895
Total selected loans	$149,119	$216,597	$53,746	$419,462
Percent of total	36%	51%	13%	100%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$16,216	$27,338
Floating or adjustable interest rates		200,381	26,408
Total		$216,597	$53,746

(1)	Loan maturities are based on the remaining maturities under contractual terms.

(2)	Includes loans accounted for under the fair value option.

(3)	Loan maturities include non-U.S. commercial and commercial real estate loans.

116 Bank of America 2015

Table VIII Non-exchange Traded Commodity Contracts

	2015
(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2015	$8,052	$8,593
Effect of legally enforceable master netting agreements	5,506	5,506
Gross fair value of contracts outstanding, January 1, 2015	13,558	14,099
Contracts realized or otherwise settled	(8,262)	(9,114)
Fair value of new contracts	4,624	4,250
Other changes in fair value	1,623	1,322
Gross fair value of contracts outstanding, December 31, 2015	11,543	10,557
Less: Legally enforceable master netting agreements	(3,244)	(3,244)
Net fair value of contracts outstanding, December 31, 2015	$8,299	$7,313

Table IX Non-exchange Traded Commodity Contract Maturities

	2015
(Dollars in millions)	Asset Positions	Liability Positions
Less than one year	$5,420	$5,853
Greater than or equal to one year and less than three years	2,619	2,121
Greater than or equal to three years and less than five years	723	671
Greater than or equal to five years	2,781	1,912
Gross fair value of contracts outstanding	11,543	10,557
Less: Legally enforceable master netting agreements	(3,244)	(3,244)
Net fair value of contracts outstanding	$8,299	$7,313

Bank of America 2015 117

Table X Selected Quarterly Financial Data

	2015 Quarters (1)				2014 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$9,801	$9,511	$10,488	$9,451	$9,635	$10,219	$10,013	$10,085
Noninterest income	9,727	10,870	11,328	11,331	9,090	10,990	11,734	12,481
Total revenue, net of interest expense	19,528	20,381	21,816	20,782	18,725	21,209	21,747	22,566
Provision for credit losses	810	806	780	765	219	636	411	1,009
Noninterest expense	13,871	13,808	13,818	15,695	14,196	20,142	18,541	22,238
Income (loss) before income taxes	4,847	5,767	7,218	4,322	4,310	431	2,795	(681)
Income tax expense (benefit)	1,511	1,446	2,084	1,225	1,260	663	504	(405)
Net income (loss)	3,336	4,321	5,134	3,097	3,050	(232)	2,291	(276)
Net income (loss) applicable to common shareholders	3,006	3,880	4,804	2,715	2,738	(470)	2,035	(514)
Average common shares issued and outstanding	10,399	10,444	10,488	10,519	10,516	10,516	10,519	10,561
Average diluted common shares issued and outstanding (2)	11,153	11,197	11,238	11,267	11,274	10,516	11,265	10,561
Performance ratios
Return on average assets	0.61%	0.79%	0.96%	0.59%	0.57%	n/m	0.42%	n/m
Four quarter trailing return on average assets (3)	0.74	0.73	0.52	0.38	0.23	0.24%	0.37	0.45%
Return on average common shareholders’ equity	5.08	6.65	8.42	4.88	4.84	n/m	3.68	n/m
Return on average tangible common shareholders’ equity (4)	7.32	9.65	12.31	7.19	7.15	n/m	5.47	n/m
Return on average tangible shareholders’ equity (4)	7.15	9.43	11.51	7.24	7.08	n/m	5.64	n/m
Total ending equity to total ending assets	11.95	11.89	11.71	11.67	11.57	11.24	10.94	10.79
Total average equity to total average assets	11.79	11.71	11.67	11.49	11.39	11.14	10.87	11.06
Dividend payout	17.27	13.43	10.90	19.38	19.21	n/m	5.16	n/m
Per common share data
Earnings (loss)	$0.29	$0.37	$0.46	$0.26	$0.26	$(0.04)	$0.19	$(0.05)
Diluted earnings (loss) (2)	0.28	0.35	0.43	0.25	0.25	(0.04)	0.19	(0.05)
Dividends paid	0.05	0.05	0.05	0.05	0.05	0.05	0.01	0.01
Book value	22.54	22.41	21.91	21.66	21.32	20.99	21.16	20.75
Tangible book value (4)	15.62	15.50	15.02	14.79	14.43	14.09	14.24	13.81
Market price per share of common stock
Closing	$16.83	$15.58	$17.02	$15.39	$17.89	$17.05	$15.37	$17.20
High closing	17.95	18.45	17.67	17.90	18.13	17.18	17.34	17.92
Low closing	15.38	15.26	15.41	15.15	15.76	14.98	14.51	16.10
Market capitalization	$174,700	$162,457	$178,231	$161,909	$188,141	$179,296	$161,628	$181,117

(1)
The results for 2015 were impacted by the early adoption of new accounting guidance on recognition and measurement of financial instruments. For additional information, see Executive Summary – Recent Events on page 22.

(2)
The diluted earnings (loss) per common share excluded the effect of any equity instruments that are antidilutive to earnings per share. There were no potential common shares that were dilutive in the third and first quarters of 2014 because of the net loss applicable to common shareholders.

(3)	Calculated as total net income (loss) for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(4)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios, see Supplemental Financial Data on page 30, and for corresponding reconciliations to GAAP financial measures, see Statistical Table XV.

(5)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 66.

(6)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(7)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 75 and corresponding Table 35, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 44.

(8)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(9)
Net charge-offs exclude $82 million, $148 million, $290 million and $288 million of write-offs in the PCI loan portfolio in the fourth, third, second and first quarters of 2015, respectively, and $13 million, $246 million, $160 million and $391 million in the fourth, third, second and first quarters of 2014, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 73.

(10)
Capital ratios reported under Advanced approaches in the fourth quarter of 2015. Prior to fourth quarter of 2015, we were required to report regulatory capital ratios under the Standardized approach only. For additional information, see Capital Management on page 53.

n/m = not meaningful

118 Bank of America 2015

Table X Selected Quarterly Financial Data (continued)

	2015 Quarters (1)				2014 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Average balance sheet
Total loans and leases	$891,861	$882,841	$881,415	$872,393	$884,733	$899,241	$912,580	$919,482
Total assets	2,180,472	2,168,993	2,151,966	2,138,574	2,137,551	2,136,109	2,169,555	2,139,266
Total deposits	1,186,051	1,159,231	1,146,789	1,130,726	1,122,514	1,127,488	1,128,563	1,118,178
Long-term debt	237,384	240,520	242,230	240,127	249,221	251,772	259,825	253,678
Common shareholders’ equity	234,851	231,620	228,780	225,357	224,479	222,374	222,221	223,207
Total shareholders’ equity	257,125	253,893	251,054	245,744	243,454	238,040	235,803	236,559
Asset quality (5)
Allowance for credit losses (6)	$12,880	$13,318	$13,656	$14,213	$14,947	$15,635	$16,314	$17,127
Nonperforming loans, leases and foreclosed properties (7)	9,836	10,336	11,565	12,101	12,629	14,232	15,300	17,732
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (7)	1.37%	1.44%	1.49%	1.57%	1.65%	1.71%	1.75%	1.84%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (7)	130	129	122	122	121	112	108	97
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (7)	122	120	111	110	107	100	95	85
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (8)	$4,518	$4,682	$5,050	$5,492	$5,944	$6,013	$6,488	$7,143
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7, 8)	82%	81%	75%	73%	71%	67%	64%	55%
Net charge-offs (9)	$1,144	$932	$1,068	$1,194	$879	$1,043	$1,073	$1,388
Annualized net charge-offs as a percentage of average loans and leases outstanding (7, 9)	0.51%	0.42%	0.49%	0.56%	0.40%	0.46%	0.48%	0.62%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (7)	0.52	0.43	0.50	0.57	0.41	0.48	0.49	0.64
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (7)	0.55	0.49	0.62	0.70	0.40	0.57	0.55	0.79
Nonperforming loans and leases as a percentage of total loans and leases outstanding (7)	1.05	1.11	1.22	1.29	1.37	1.53	1.63	1.89
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (7)	1.10	1.17	1.31	1.39	1.45	1.61	1.70	1.96
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (9)	2.70	3.42	3.05	2.82	4.14	3.65	3.67	2.95
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.52	3.18	2.79	2.55	3.66	3.27	3.25	2.58
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.52	2.95	2.40	2.28	4.08	2.95	3.20	2.30
Capital ratios at period end (10)
Risk-based capital:
Common equity tier 1 capital	10.2%	11.6%	11.2%	11.1%	12.3%	12.0%	12.0%	11.8%
Tier 1 capital	11.3	12.9	12.5	12.3	13.4	12.8	12.5	11.9
Total capital	13.2	15.8	15.5	15.3	16.5	15.8	15.3	14.8
Tier 1 leverage	8.6	8.5	8.5	8.4	8.2	7.9	7.7	7.4
Tangible equity (4)	8.9	8.8	8.6	8.6	8.4	8.1	7.8	7.6
Tangible common equity (4)	7.8	7.8	7.6	7.5	7.5	7.2	7.1	7.0
For footnotes see page 118.

Bank of America 2015 119

Table XI Quarterly Average Balances and Interest Rates – FTE Basis

	Fourth Quarter 2015			Third Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$148,102	$108	0.29%	$145,174	$96	0.26%
Time deposits placed and other short-term investments	10,120	42	1.62	11,503	38	1.33
Federal funds sold and securities borrowed or purchased under agreements to resell	207,585	214	0.41	210,127	275	0.52
Trading account assets	134,797	1,141	3.37	140,484	1,170	3.31
Debt securities (1)	399,423	2,541	2.55	394,420	1,853	1.88
Loans and leases (2):
Residential mortgage	189,650	1,644	3.47	193,791	1,690	3.49
Home equity	77,109	715	3.69	79,715	730	3.64
U.S. credit card	88,623	2,045	9.15	88,201	2,033	9.15
Non-U.S. credit card	10,155	258	10.07	10,244	267	10.34
Direct/Indirect consumer (3)	87,858	530	2.40	85,975	515	2.38
Other consumer (4)	2,039	11	2.09	1,980	15	3.01
Total consumer	455,434	5,203	4.55	459,906	5,250	4.54
U.S. commercial	261,727	1,790	2.72	251,908	1,743	2.75
Commercial real estate (5)	56,126	408	2.89	53,605	384	2.84
Commercial lease financing	26,127	204	3.12	25,425	199	3.12
Non-U.S. commercial	92,447	530	2.27	91,997	514	2.22
Total commercial	436,427	2,932	2.67	422,935	2,840	2.67
Total loans and leases	891,861	8,135	3.63	882,841	8,090	3.64
Other earning assets	61,070	748	4.87	62,847	716	4.52
Total earning assets (6)	1,852,958	12,929	2.78	1,847,396	12,238	2.64
Cash and due from banks	29,503			27,730
Other assets, less allowance for loan and lease losses	298,011			293,867
Total assets	$2,180,472			$2,168,993
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,094	$1	0.01%	$46,297	$2	0.02%
NOW and money market deposit accounts	558,441	68	0.05	545,741	67	0.05
Consumer CDs and IRAs	51,107	37	0.29	53,174	38	0.29
Negotiable CDs, public funds and other deposits	30,546	25	0.32	30,631	26	0.33
Total U.S. interest-bearing deposits	686,188	131	0.08	675,843	133	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	3,997	7	0.69	4,196	7	0.71
Governments and official institutions	1,687	2	0.37	1,654	1	0.33
Time, savings and other	55,965	71	0.51	53,793	73	0.53
Total non-U.S. interest-bearing deposits	61,649	80	0.52	59,643	81	0.54
Total interest-bearing deposits	747,837	211	0.11	735,486	214	0.12
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	231,650	519	0.89	257,323	597	0.92
Trading account liabilities	73,139	272	1.48	77,443	342	1.75
Long-term debt (7)	237,384	1,895	3.18	240,520	1,343	2.22
Total interest-bearing liabilities (6)	1,290,010	2,897	0.89	1,310,772	2,496	0.76
Noninterest-bearing sources:
Noninterest-bearing deposits	438,214			423,745
Other liabilities	195,123			180,583
Shareholders’ equity	257,125			253,893
Total liabilities and shareholders’ equity	$2,180,472			$2,168,993
Net interest spread			1.89%			1.88%
Impact of noninterest-bearing sources			0.27			0.22
Net interest income/yield on earning assets		$10,032	2.16%		$9,742	2.10%

(1)
Yields on debt securities excluding the impact of market-related adjustments were 2.47 percent, 2.50 percent, 2.48 percent and 2.54 percent in the fourth, third, second and first quarters of 2015, respectively, and 2.53 percent in the fourth quarter of 2014. Yields on debt securities excluding the impact of market-related adjustments are a non-GAAP financial measure. The Corporation believes the use of this non-GAAP financial measure provides additional clarity in assessing its results.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes non-U.S. consumer loans of $4.0 billion for each of the quarters of 2015 and $4.2 billion in the fourth quarter of 2014.

(4)
Includes consumer finance loans of $578 million, $605 million, $632 million and $661 million in the fourth, third, second and first quarters of 2015, respectively, and $907 million in the fourth quarter of 2014; consumer leases of $1.3 billion, $1.2 billion, $1.1 billion and $1.0 billion in the fourth, third, second and first quarters of 2015, respectively, and $965 million in the fourth quarter of 2014; and consumer overdrafts of $174 million, $177 million, $131 million and $141 million in the fourth, third, second and first quarters of 2015, respectively, and $156 million in the fourth quarter of 2014.

(5)
Includes U.S. commercial real estate loans of $52.8 billion, $49.8 billion, $47.6 billion and $45.6 billion in the fourth, third, second and first quarters of 2015, respectively, and $45.1 billion in the fourth quarter of 2014; and non-U.S. commercial real estate loans of $3.3 billion, $3.8 billion, $2.8 billion and $2.7 billion in the fourth, third, second and first quarters of 2015, respectively, and $1.9 billion in the fourth quarter of 2014.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $32 million, $8 million, $8 million and $11 million in the fourth, third, second and first quarters of 2015, respectively, and $10 million in the fourth quarter of 2014. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $681 million, $590 million, $509 million and $582 million in the fourth, third, second and first quarters of 2015, respectively, and $659 million in the fourth quarter of 2014. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 97.

(7)
The yield on long-term debt excluding the $612 million adjustment on certain trust preferred securities was 2.15 percent for the fourth quarter of 2015. For more information, see Note 11 – Long-term Debt to the Consolidated Financial Statements. The yield on long-term debt excluding the adjustment is a non-GAAP financial measure.

120 Bank of America 2015

Table XI Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Second Quarter 2015			First Quarter 2015			Fourth Quarter 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$125,762	$81	0.26%	$126,189	$84	0.27%	$109,042	$74	0.27%
Time deposits placed and other short-term investments	8,183	34	1.64	8,379	33	1.61	9,339	41	1.73
Federal funds sold and securities borrowed or purchased under agreements to resell	214,326	268	0.50	213,931	231	0.44	217,982	237	0.43
Trading account assets	137,137	1,114	3.25	138,946	1,122	3.26	144,147	1,142	3.15
Debt securities (1)	386,357	3,082	3.21	383,120	1,898	2.01	371,014	1,687	1.82
Loans and leases (2):
Residential mortgage	207,356	1,782	3.44	215,030	1,851	3.45	223,132	1,946	3.49
Home equity	82,640	769	3.73	84,915	770	3.66	86,825	808	3.70
U.S. credit card	87,460	1,980	9.08	88,695	2,027	9.27	89,381	2,087	9.26
Non-U.S. credit card	10,012	264	10.56	10,002	262	10.64	10,950	280	10.14
Direct/Indirect consumer (3)	83,698	504	2.42	80,713	491	2.47	83,121	522	2.49
Other consumer (4)	1,885	15	3.14	1,847	15	3.29	2,031	85	16.75
Total consumer	473,051	5,314	4.50	481,202	5,416	4.54	495,440	5,728	4.60
U.S. commercial	244,540	1,705	2.80	234,907	1,645	2.84	231,215	1,648	2.83
Commercial real estate (5)	50,478	382	3.03	48,234	347	2.92	46,996	360	3.04
Commercial lease financing	24,723	180	2.92	24,495	216	3.53	24,238	199	3.28
Non-U.S. commercial	88,623	479	2.17	83,555	485	2.35	86,844	527	2.41
Total commercial	408,364	2,746	2.70	391,191	2,693	2.79	389,293	2,734	2.79
Total loans and leases	881,415	8,060	3.67	872,393	8,109	3.75	884,733	8,462	3.80
Other earning assets	62,712	721	4.60	61,441	705	4.66	65,864	739	4.46
Total earning assets (6)	1,815,892	13,360	2.95	1,804,399	12,182	2.73	1,802,121	12,382	2.73
Cash and due from banks	30,751			27,695			27,590
Other assets, less allowance for loan and lease losses	305,323			306,480			307,840
Total assets	$2,151,966			$2,138,574			$2,137,551
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$47,381	$2	0.02%	$46,224	$2	0.02%	$45,621	$1	0.01%
NOW and money market deposit accounts	536,201	71	0.05	531,827	67	0.05	515,995	76	0.06
Consumer CDs and IRAs	55,832	42	0.30	58,704	45	0.31	61,880	52	0.33
Negotiable CDs, public funds and other deposits	29,904	22	0.30	28,796	22	0.31	30,950	22	0.29
Total U.S. interest-bearing deposits	669,318	137	0.08	665,551	136	0.08	654,446	151	0.09
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	5,162	9	0.67	4,544	8	0.74	5,415	9	0.63
Governments and official institutions	1,239	1	0.38	1,382	1	0.21	1,647	1	0.18
Time, savings and other	55,030	69	0.51	54,276	75	0.55	57,029	76	0.53
Total non-U.S. interest-bearing deposits	61,431	79	0.52	60,202	84	0.56	64,091	86	0.53
Total interest-bearing deposits	730,749	216	0.12	725,753	220	0.12	718,537	237	0.13
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	252,088	686	1.09	244,134	585	0.97	251,432	615	0.97
Trading account liabilities	77,772	335	1.73	78,787	394	2.03	78,174	350	1.78
Long-term debt (7)	242,230	1,407	2.33	240,127	1,313	2.20	249,221	1,315	2.10
Total interest-bearing liabilities (6)	1,302,839	2,644	0.81	1,288,801	2,512	0.79	1,297,364	2,517	0.77
Noninterest-bearing sources:
Noninterest-bearing deposits	416,040			404,973			403,977
Other liabilities	182,033			199,056			192,756
Shareholders’ equity	251,054			245,744			243,454
Total liabilities and shareholders’ equity	$2,151,966			$2,138,574			$2,137,551
Net interest spread			2.14%			1.94%			1.96%
Impact of noninterest-bearing sources			0.23			0.23			0.22
Net interest income/yield on earning assets		$10,716	2.37%		$9,670	2.17%		$9,865	2.18%
For footnotes see page 120.

Bank of America 2015 121

Table XII Quarterly Supplemental Financial Data

	2015 Quarters				2014 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data (1)
Net interest income	$10,032	$9,742	$10,716	$9,670	$9,865	$10,444	$10,226	$10,286
Total revenue, net of interest expense (2)	19,759	20,612	22,044	21,001	18,955	21,434	21,960	22,767
Net interest yield	2.16%	2.10%	2.37%	2.17%	2.18%	2.29%	2.22%	2.29%
Efficiency ratio (2)	70.20	66.99	62.69	74.73	74.90	93.97	84.43	97.68

(1)
FTE basis is a non-GAAP financial measure. FTE basis is a performance measure used by management in operating the business that management believes provides investors with a more accurate picture of the interest margin for comparative purposes. For more information on these performance measures and ratios, see Supplemental Financial Data on page 30 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XV.

(2)
The results for 2015 were impacted by the early adoption of new accounting guidance on recognition and measurement of financial instruments. For additional information, see Executive Summary – Recent Events on page 22.

122 Bank of America 2015

Table XIII Five-year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2015	2014	2013	2012	2011
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$39,251	$39,952	$42,265	$40,656	$44,616
Fully taxable-equivalent adjustment	909	869	859	901	972
Net interest income on a fully taxable-equivalent basis	$40,160	$40,821	$43,124	$41,557	$45,588
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$82,507	$84,247	$88,942	$83,334	$93,454
Fully taxable-equivalent adjustment	909	869	859	901	972
Total revenue, net of interest expense on a fully taxable-equivalent basis	$83,416	$85,116	$89,801	$84,235	$94,426
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$57,192	$75,117	$69,214	$72,093	$80,274
Goodwill impairment charges	—	—	—	—	(3,184)
Total noninterest expense, excluding goodwill impairment charges	$57,192	$75,117	$69,214	$72,093	$77,090
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$6,266	$2,022	$4,741	$(1,116)	$(1,676)
Fully taxable-equivalent adjustment	909	869	859	901	972
Income tax expense (benefit) on a fully taxable-equivalent basis	$7,175	$2,891	$5,600	$(215)	$(704)
Reconciliation of net income to net income, excluding goodwill impairment charges
Net income	$15,888	$4,833	$11,431	$4,188	$1,446
Goodwill impairment charges	—	—	—	—	3,184
Net income, excluding goodwill impairment charges	$15,888	$4,833	$11,431	$4,188	$4,630
Reconciliation of net income applicable to common shareholders to net income applicable to common shareholders, excluding goodwill impairment charges
Net income applicable to common shareholders	$14,405	$3,789	$10,082	$2,760	$85
Goodwill impairment charges	—	—	—	—	3,184
Net income applicable to common shareholders, excluding goodwill impairment charges	$14,405	$3,789	$10,082	$2,760	$3,269
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$230,182	$223,072	$218,468	$216,996	$211,709
Goodwill	(69,772)	(69,809)	(69,910)	(69,974)	(72,334)
Intangible assets (excluding MSRs)	(4,201)	(5,109)	(6,132)	(7,366)	(9,180)
Related deferred tax liabilities	1,852	2,090	2,328	2,593	2,898
Tangible common shareholders’ equity	$158,061	$150,244	$144,754	$142,249	$133,093
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$251,990	$238,482	$233,951	$235,677	$229,095
Goodwill	(69,772)	(69,809)	(69,910)	(69,974)	(72,334)
Intangible assets (excluding MSRs)	(4,201)	(5,109)	(6,132)	(7,366)	(9,180)
Related deferred tax liabilities	1,852	2,090	2,328	2,593	2,898
Tangible shareholders’ equity	$179,869	$165,654	$160,237	$160,930	$150,479
Reconciliation of year-end common shareholders’ equity to year-end tangible common shareholders’ equity
Common shareholders’ equity	$233,932	$224,162	$219,333	$218,188	$211,704
Goodwill	(69,761)	(69,777)	(69,844)	(69,976)	(69,967)
Intangible assets (excluding MSRs)	(3,768)	(4,612)	(5,574)	(6,684)	(8,021)
Related deferred tax liabilities	1,716	1,960	2,166	2,428	2,702
Tangible common shareholders’ equity	$162,119	$151,733	$146,081	$143,956	$136,418
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity
Shareholders’ equity	$256,205	$243,471	$232,685	$236,956	$230,101
Goodwill	(69,761)	(69,777)	(69,844)	(69,976)	(69,967)
Intangible assets (excluding MSRs)	(3,768)	(4,612)	(5,574)	(6,684)	(8,021)
Related deferred tax liabilities	1,716	1,960	2,166	2,428	2,702
Tangible shareholders’ equity	$184,392	$171,042	$159,433	$162,724	$154,815
Reconciliation of year-end assets to year-end tangible assets
Assets	$2,144,316	$2,104,534	$2,102,273	$2,209,974	$2,129,046
Goodwill	(69,761)	(69,777)	(69,844)	(69,976)	(69,967)
Intangible assets (excluding MSRs)	(3,768)	(4,612)	(5,574)	(6,684)	(8,021)
Related deferred tax liabilities	1,716	1,960	2,166	2,428	2,702
Tangible assets	$2,072,503	$2,032,105	$2,029,021	$2,135,742	$2,053,760

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 30.

Bank of America 2015 123

Table XIV Two-year Reconciliations to GAAP Financial Measures (1, 2)

(Dollars in millions)	2015	2014
Consumer Banking
Reported net income	$6,739	$6,436
Adjustment related to intangibles (3)	4	4
Adjusted net income	$6,743	$6,440

Average allocated equity (4)	$59,319	$60,398
Adjustment related to goodwill and a percentage of intangibles	(30,319)	(30,398)
Average allocated capital	$29,000	$30,000

Deposits
Reported net income	$2,685	$2,415
Adjustment related to intangibles (3)	—	—
Adjusted net income	$2,685	$2,415

Average allocated equity (4)	$30,420	$29,432
Adjustment related to goodwill and a percentage of intangibles	(18,420)	(18,432)
Average allocated capital	$12,000	$11,000

Consumer Lending
Reported net income	$4,054	$4,021
Adjustment related to intangibles (3)	4	4
Adjusted net income	$4,058	$4,025

Average allocated equity (4)	$28,900	$30,966
Adjustment related to goodwill and a percentage of intangibles	(11,900)	(11,966)
Average allocated capital	$17,000	$19,000

Global Wealth & Investment Management
Reported net income	$2,609	$2,969
Adjustment related to intangibles (3)	11	13
Adjusted net income	$2,620	$2,982

Average allocated equity (4)	$22,130	$22,214
Adjustment related to goodwill and a percentage of intangibles	(10,130)	(10,214)
Average allocated capital	$12,000	$12,000

Global Banking
Reported net income	$5,273	$5,769
Adjustment related to intangibles (3)	1	2
Adjusted net income	$5,274	$5,771

Average allocated equity (4)	$58,935	$57,429
Adjustment related to goodwill and a percentage of intangibles	(23,935)	(23,929)
Average allocated capital	$35,000	$33,500

Global Markets
Reported net income	$2,496	$2,705
Adjustment related to intangibles (3)	10	9
Adjusted net income	$2,506	$2,714

Average allocated equity (4)	$40,392	$39,394
Adjustment related to goodwill and a percentage of intangibles	(5,392)	(5,394)
Average allocated capital	$35,000	$34,000

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 30.

(2)	There are no adjustments to reported net income (loss) or average allocated equity for LAS.

(3)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(4)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 32 and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

124 Bank of America 2015

Table XV Quarterly Reconciliations to GAAP Financial Measures (1)

	2015 Quarters				2014 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$9,801	$9,511	$10,488	$9,451	$9,635	$10,219	$10,013	$10,085
Fully taxable-equivalent adjustment	231	231	228	219	230	225	213	201
Net interest income on a fully taxable-equivalent basis	$10,032	$9,742	$10,716	$9,670	$9,865	$10,444	$10,226	$10,286
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense (2)	$19,528	$20,381	$21,816	$20,782	$18,725	$21,209	$21,747	$22,566
Fully taxable-equivalent adjustment	231	231	228	219	230	225	213	201
Total revenue, net of interest expense on a fully taxable-equivalent basis	$19,759	$20,612	$22,044	$21,001	$18,955	$21,434	$21,960	$22,767
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit) (2)	$1,511	$1,446	$2,084	$1,225	$1,260	$663	$504	$(405)
Fully taxable-equivalent adjustment	231	231	228	219	230	225	213	201
Income tax expense (benefit) on a fully taxable-equivalent basis	$1,742	$1,677	$2,312	$1,444	$1,490	$888	$717	$(204)
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$234,851	$231,620	$228,780	$225,357	$224,479	$222,374	$222,221	$223,207
Goodwill	(69,761)	(69,774)	(69,775)	(69,776)	(69,782)	(69,792)	(69,822)	(69,842)
Intangible assets (excluding MSRs)	(3,888)	(4,099)	(4,307)	(4,518)	(4,747)	(4,992)	(5,235)	(5,474)
Related deferred tax liabilities	1,753	1,811	1,885	1,959	2,019	2,077	2,100	2,165
Tangible common shareholders’ equity	$162,955	$159,558	$156,583	$153,022	$151,969	$149,667	$149,264	$150,056
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$257,125	$253,893	$251,054	$245,744	$243,454	$238,040	$235,803	$236,559
Goodwill	(69,761)	(69,774)	(69,775)	(69,776)	(69,782)	(69,792)	(69,822)	(69,842)
Intangible assets (excluding MSRs)	(3,888)	(4,099)	(4,307)	(4,518)	(4,747)	(4,992)	(5,235)	(5,474)
Related deferred tax liabilities	1,753	1,811	1,885	1,959	2,019	2,077	2,100	2,165
Tangible shareholders’ equity	$185,229	$181,831	$178,857	$173,409	$170,944	$165,333	$162,846	$163,408
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$233,932	$233,632	$229,386	$227,915	$224,162	$220,768	$222,565	$218,536
Goodwill	(69,761)	(69,761)	(69,775)	(69,776)	(69,777)	(69,784)	(69,810)	(69,842)
Intangible assets (excluding MSRs)	(3,768)	(3,973)	(4,188)	(4,391)	(4,612)	(4,849)	(5,099)	(5,337)
Related deferred tax liabilities	1,716	1,762	1,813	1,900	1,960	2,019	2,078	2,100
Tangible common shareholders’ equity	$162,119	$161,660	$157,236	$155,648	$151,733	$148,154	$149,734	$145,457
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$256,205	$255,905	$251,659	$250,188	$243,471	$238,681	$237,411	$231,888
Goodwill	(69,761)	(69,761)	(69,775)	(69,776)	(69,777)	(69,784)	(69,810)	(69,842)
Intangible assets (excluding MSRs)	(3,768)	(3,973)	(4,188)	(4,391)	(4,612)	(4,849)	(5,099)	(5,337)
Related deferred tax liabilities	1,716	1,762	1,813	1,900	1,960	2,019	2,078	2,100
Tangible shareholders’ equity	$184,392	$183,933	$179,509	$177,921	$171,042	$166,067	$164,580	$158,809
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,144,316	$2,153,006	$2,149,034	$2,143,545	$2,104,534	$2,123,613	$2,170,557	$2,149,851
Goodwill	(69,761)	(69,761)	(69,775)	(69,776)	(69,777)	(69,784)	(69,810)	(69,842)
Intangible assets (excluding MSRs)	(3,768)	(3,973)	(4,188)	(4,391)	(4,612)	(4,849)	(5,099)	(5,337)
Related deferred tax liabilities	1,716	1,762	1,813	1,900	1,960	2,019	2,078	2,100
Tangible assets	$2,072,503	$2,081,034	$2,076,884	$2,071,278	$2,032,105	$2,050,999	$2,097,726	$2,076,772

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 30.

(2)
The results for 2015 were impacted by the early adoption of new accounting guidance on recognition and measurement of financial instruments. For additional information, see Executive Summary – Recent Events on page 22.

Bank of America 2015 125

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
Debit Valuation Adjustment (DVA) – A portfolio adjustment required to properly reflect the Corporation’s own credit risk exposure as part of the fair value of derivative instruments and/or structured liabilities.
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

126 Bank of America 2015

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
Prompt Corrective Action (PCA) – A framework established by the U.S. banking regulators requiring banks to maintain certain levels of regulatory capital ratios, comprised of five categories of capitalization: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Insured depository institutions that fail to meet these capital levels are subject to increasingly strict limits on their activities, including their ability to make capital distributions, pay management compensation, grow assets and take other actions.
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

Bank of America 2015 127

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARM	Adjustable-rate mortgage
AUM	Assets under management
BHC	Bank holding company
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CGA	Corporate General Auditor
CLO	Collateralized loan obligation
CRA	Community Reinvestment Act
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EAD	Exposure at default
ERC	Enterprise Risk Committee
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GM&CA	Global Marketing and Corporate Affairs
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
HELOC	Home equity lines of credit

HFI	Held-for-investment
HQLA	High Quality Liquid Assets
HUD	U.S. Department of Housing and Urban Development
IRM	Independent risk management
LCR	Liquidity Coverage Ratio
LGD	Loss-given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MRC	Management Risk Committee
MSA	Metropolitan statistical area
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
PCI	Purchased credit-impaired
PPI	Payment protection insurance
RCSAs	Risk and Control Self Assessments
RMBS	Residential mortgage-backed securities
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total Loss-Absorbing Capacity
VIE	Variable interest entity

128 Bank of America 2015

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk Management on page 92 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data

Bank of America 2015 129

Report of Management on Internal Control Over Financial Reporting
The management of Bank of America Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.
The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Corporation’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015.

Brian T. Moynihan
Chairman, Chief Executive Officer and President

Paul M. Donofrio
Chief Financial Officer

130 Bank of America 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Charlotte, North Carolina
February 24, 2016

Bank of America 2015 131

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(Dollars in millions, except per share information)	2015	2014	2013
Interest income
Loans and leases	$32,070	$34,307	$36,470
Debt securities	9,319	8,021	9,749
Federal funds sold and securities borrowed or purchased under agreements to resell	988	1,039	1,229
Trading account assets	4,397	4,561	4,706
Other interest income	3,026	2,958	2,866
Total interest income	49,800	50,886	55,020

Interest expense
Deposits	861	1,080	1,396
Short-term borrowings	2,387	2,578	2,923
Trading account liabilities	1,343	1,576	1,638
Long-term debt	5,958	5,700	6,798
Total interest expense	10,549	10,934	12,755
Net interest income	39,251	39,952	42,265

Noninterest income
Card income	5,959	5,944	5,826
Service charges	7,381	7,443	7,390
Investment and brokerage services	13,337	13,284	12,282
Investment banking income	5,572	6,065	6,126
Equity investment income	261	1,130	2,901
Trading account profits	6,473	6,309	7,056
Mortgage banking income	2,364	1,563	3,874
Gains on sales of debt securities	1,091	1,354	1,271
Other income (loss)	818	1,203	(49)
Total noninterest income	43,256	44,295	46,677
Total revenue, net of interest expense	82,507	84,247	88,942

Provision for credit losses	3,161	2,275	3,556

Noninterest expense
Personnel	32,868	33,787	34,719
Occupancy	4,093	4,260	4,475
Equipment	2,039	2,125	2,146
Marketing	1,811	1,829	1,834
Professional fees	2,264	2,472	2,884
Amortization of intangibles	834	936	1,086
Data processing	3,115	3,144	3,170
Telecommunications	823	1,259	1,593
Other general operating	9,345	25,305	17,307
Total noninterest expense	57,192	75,117	69,214
Income before income taxes	22,154	6,855	16,172
Income tax expense	6,266	2,022	4,741
Net income	$15,888	$4,833	$11,431
Preferred stock dividends	1,483	1,044	1,349
Net income applicable to common shareholders	$14,405	$3,789	$10,082

Per common share information
Earnings	$1.38	$0.36	$0.94
Diluted earnings	1.31	0.36	0.90
Dividends paid	0.20	0.12	0.04
Average common shares issued and outstanding (in thousands)	10,462,282	10,527,818	10,731,165
Average diluted common shares issued and outstanding (in thousands)	11,213,992	10,584,535	11,491,418
See accompanying Notes to Consolidated Financial Statements.

132 Bank of America 2015

Bank of America Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2015	2014	2013
Net income	$15,888	$4,833	$11,431
Other comprehensive income (loss), net-of-tax:
Net change in available-for-sale debt and marketable equity securities	(1,598)	4,621	(8,166)
Net change in debit valuation adjustments	615	—	—
Net change in derivatives	584	616	592
Employee benefit plan adjustments	394	(943)	2,049
Net change in foreign currency translation adjustments	(123)	(157)	(135)
Other comprehensive income (loss)	(128)	4,137	(5,660)
Comprehensive income	$15,760	$8,970	$5,771
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2015 133

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2015	2014
Assets
Cash and due from banks	$31,265	$33,118
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	128,088	105,471
Cash and cash equivalents	159,353	138,589
Time deposits placed and other short-term investments	7,744	7,510
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $55,143 and $62,182 measured at fair value)	192,482	191,823
Trading account assets (includes $105,135 and $110,620 pledged as collateral)	176,527	191,785
Derivative assets	49,990	52,682
Debt securities:
Carried at fair value (includes $29,810 and $32,741 pledged as collateral)	322,380	320,695
Held-to-maturity, at cost (fair value – $84,046 and $59,641; $9,074 and $15,432 pledged as collateral)	84,625	59,766
Total debt securities	407,005	380,461
Loans and leases (includes $6,938 and $8,681 measured at fair value and $37,767 and $52,959 pledged as collateral)	903,001	881,391
Allowance for loan and lease losses	(12,234)	(14,419)
Loans and leases, net of allowance	890,767	866,972
Premises and equipment, net	9,485	10,049
Mortgage servicing rights (includes $3,087 and $3,530 measured at fair value)	3,087	3,530
Goodwill	69,761	69,777
Intangible assets	3,768	4,612
Loans held-for-sale (includes $4,818 and $6,801 measured at fair value)	7,453	12,836
Customer and other receivables	58,312	61,845
Other assets (includes $14,320 and $13,873 measured at fair value)	108,582	112,063
Total assets	$2,144,316	$2,104,534

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,344	$6,890
Loans and leases	72,946	95,187
Allowance for loan and lease losses	(1,320)	(1,968)
Loans and leases, net of allowance	71,626	93,219
Loans held-for-sale	284	1,822
All other assets	1,530	2,769
Total assets of consolidated variable interest entities	$79,784	$104,700
See accompanying Notes to Consolidated Financial Statements.

134 Bank of America 2015

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

	December 31
(Dollars in millions)	2015	2014
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$422,237	$393,102
Interest-bearing (includes $1,116 and $1,469 measured at fair value)	703,761	660,161
Deposits in non-U.S. offices:
Noninterest-bearing	9,916	7,230
Interest-bearing	61,345	58,443
Total deposits	1,197,259	1,118,936
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $24,574 and $35,357 measured at fair value)	174,291	201,277
Trading account liabilities	66,963	74,192
Derivative liabilities	38,450	46,909
Short-term borrowings (includes $1,325 and $2,697 measured at fair value)	28,098	31,172
Accrued expenses and other liabilities (includes $13,899 and $12,055 measured at fair value and $646 and $528 of reserve for unfunded lending commitments)	146,286	145,438
Long-term debt (includes $30,097 and $36,404 measured at fair value)	236,764	243,139
Total liabilities	1,888,111	1,861,063
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,767,790 and 3,647,790 shares	22,273	19,309
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,380,265,063 and 10,516,542,476 shares	151,042	153,458
Retained earnings	88,564	75,024
Accumulated other comprehensive income (loss)	(5,674)	(4,320)
Total shareholders’ equity	256,205	243,471
Total liabilities and shareholders’ equity	$2,144,316	$2,104,534

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$681	$1,032
Long-term debt (includes $11,304 and $11,943 of non-recourse debt)	14,073	13,307
All other liabilities (includes $20 and $84 of non-recourse liabilities)	21	138
Total liabilities of consolidated variable interest entities	$14,775	$14,477
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2015 135

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount

Balance, December 31, 2012	$18,768	10,778,264	$158,142	$62,843	$(2,797)	$236,956
Net income				11,431		11,431
Net change in available-for-sale debt and marketable equity securities					(8,166)	(8,166)
Net change in derivatives					592	592
Employee benefit plan adjustments					2,049	2,049
Net change in foreign currency translation adjustments					(135)	(135)
Dividends paid:
Common				(428)		(428)
Preferred				(1,249)		(1,249)
Issuance of preferred stock	1,008					1,008
Redemption of preferred stock	(6,461)			(100)		(6,561)
Common stock issued under employee plans and related tax effects		45,288	371			371
Common stock repurchased		(231,744)	(3,220)			(3,220)
Other	37					37
Balance, December 31, 2013	13,352	10,591,808	155,293	72,497	(8,457)	232,685
Net income				4,833		4,833
Net change in available-for-sale debt and marketable equity securities					4,621	4,621
Net change in derivatives					616	616
Employee benefit plan adjustments					(943)	(943)
Net change in foreign currency translation adjustments					(157)	(157)
Dividends paid:
Common				(1,262)		(1,262)
Preferred				(1,044)		(1,044)
Issuance of preferred stock	5,957					5,957
Common stock issued under employee plans and related tax effects		25,866	(160)			(160)
Common stock repurchased		(101,132)	(1,675)			(1,675)
Balance, December 31, 2014	19,309	10,516,542	153,458	75,024	(4,320)	243,471
Cumulative adjustment for accounting change related to debit valuation adjustments				1,226	(1,226)	—
Net income				15,888		15,888
Net change in available-for-sale debt and marketable equity securities					(1,598)	(1,598)
Net change in debit valuation adjustments					615	615
Net change in derivatives					584	584
Employee benefit plan adjustments					394	394
Net change in foreign currency translation adjustments					(123)	(123)
Dividends paid:
Common				(2,091)		(2,091)
Preferred				(1,483)		(1,483)
Issuance of preferred stock	2,964					2,964
Common stock issued under employee plans and related tax effects		4,054	(42)			(42)
Common stock repurchased		(140,331)	(2,374)			(2,374)
Balance, December 31, 2015	$22,273	10,380,265	$151,042	$88,564	$(5,674)	$256,205
See accompanying Notes to Consolidated Financial Statements.

136 Bank of America 2015

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2015	2014	2013
Operating activities
Net income	$15,888	$4,833	$11,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,161	2,275	3,556
Gains on sales of debt securities	(1,091)	(1,354)	(1,271)
Fair value adjustments on structured liabilities	633	(407)	649
Depreciation and premises improvements amortization	1,555	1,586	1,597
Amortization of intangibles	834	936	1,086
Net amortization of premium/discount on debt securities	2,472	2,688	1,577
Deferred income taxes	3,108	726	3,262
Loans held-for-sale:
Originations and purchases	(38,675)	(40,113)	(65,688)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	36,204	38,528	77,707
Net change in:
Trading and derivative instruments	3,292	6,621	33,870
Other assets	2,458	5,828	35,154
Accrued expenses and other liabilities	730	9,702	(12,919)
Other operating activities, net	(2,839)	(1,714)	2,806
Net cash provided by operating activities	27,730	30,135	92,817
Investing activities
Net change in:
Time deposits placed and other short-term investments	50	4,030	7,154
Federal funds sold and securities borrowed or purchased under agreements to resell	(659)	(1,495)	29,596
Debt securities carried at fair value:
Proceeds from sales	145,079	126,399	103,743
Proceeds from paydowns and maturities	84,988	79,704	85,554
Purchases	(219,412)	(247,902)	(160,744)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	12,872	7,889	8,472
Purchases	(36,575)	(13,274)	(14,388)
Loans and leases:
Proceeds from sales	22,316	28,765	12,331
Purchases	(12,629)	(10,609)	(16,734)
Other changes in loans and leases, net	(52,626)	19,239	(34,256)
Proceeds from sales of equity investments	333	1,577	4,818
Other investing activities, net	1,309	(1,923)	(488)
Net cash provided by (used in) investing activities	(54,954)	(7,600)	25,058
Financing activities
Net change in:
Deposits	78,347	(335)	14,010
Federal funds purchased and securities loaned or sold under agreements to repurchase	(26,986)	3,171	(95,153)
Short-term borrowings	(3,074)	(14,827)	16,009
Long-term debt:
Proceeds from issuance	43,670	51,573	45,658
Retirement of long-term debt	(40,365)	(53,749)	(65,602)
Preferred stock:
Proceeds from issuance	2,964	5,957	1,008
Redemption	—	—	(6,461)
Common stock repurchased	(2,374)	(1,675)	(3,220)
Cash dividends paid	(3,574)	(2,306)	(1,677)
Excess tax benefits on share-based payments	16	34	12
Other financing activities, net	(39)	(44)	(26)
Net cash provided by (used in) financing activities	48,585	(12,201)	(95,442)
Effect of exchange rate changes on cash and cash equivalents	(597)	(3,067)	(1,863)
Net increase in cash and cash equivalents	20,764	7,267	20,570
Cash and cash equivalents at January 1	138,589	131,322	110,752
Cash and cash equivalents at December 31	$159,353	$138,589	$131,322
Supplemental cash flow disclosures
Interest paid	$10,623	$11,082	$12,912
Income taxes paid	2,326	2,558	1,559
Income taxes refunded	(151)	(144)	(244)
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2015 137

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 Summary of Significant Accounting Principles
Bank of America Corporation (together with its consolidated subsidiaries, the Corporation), a bank holding company (BHC) and a financial holding company, provides a diverse range of financial services and products throughout the U.S. and in certain international markets. The term “the Corporation” as used herein may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates.
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
New Accounting Pronouncements
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial instruments. The new guidance makes targeted changes to existing GAAP including, among other provisions, requiring certain equity investments to be measured at fair value with changes in fair value reported in earnings and requiring changes in instrument-specific credit risk (i.e., debit valuation adjustments (DVA)) for financial liabilities recorded at fair value under the fair value option to be reported in other comprehensive income (OCI). The accounting for DVA related to other financial liabilities, for example, derivatives, does not change. The new guidance is effective on January 1, 2018, with early adoption permitted for the provisions related to DVA.
The Corporation early adopted, retrospective to January 1, 2015, the provisions of this new accounting guidance related to DVA on financial liabilities accounted for under the fair value option. The impact of the adoption was to reclassify, as of January 1, 2015, unrealized DVA losses of $1.2 billion after tax ($2.0 billion pretax) from January 1, 2015 retained earnings to accumulated OCI. Further, pretax unrealized DVA gains of $301 million, $301 million and $420 million were reclassified from other income to accumulated OCI for the three months ended September 30, 2015,

June 30, 2015 and March 31, 2015, respectively. This had the effect of reducing net income as previously reported for the aforementioned quarters by $187 million, $186 million and $260 million, or approximately $0.02 per share in each quarter. This change is reflected in the Consolidated Statement of Income and the Global Markets segment results. Financial statements for 2014 and 2013 were not subject to restatement under the provisions of this new accounting guidance. For additional information, see Note 14 – Accumulated Other Comprehensive Income (Loss) and Note 21 – Fair Value Option. The Corporation does not expect the provisions of this new accounting guidance other than those related to DVA, as described above, to have a material impact on its consolidated financial position or results of operations.
In February 2015, the FASB issued new accounting guidance that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. The new accounting guidance is effective on January 1, 2016. The Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.
In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on January 1, 2018. The Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.
In December 2012, the FASB issued a proposed standard on accounting for credit losses. It would replace multiple existing impairment models, including an “incurred loss” model for loans, with an “expected loss” model. The FASB has indicated a tentative effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. The final standard may materially reduce retained earnings in the period of adoption.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in the process of collection, cash segregated under federal and other brokerage regulations, and amounts due from correspondent banks, the Federal Reserve Bank and certain non-U.S. central banks.
Consolidated Statement of Cash Flows
In the Consolidated Statement of Cash Flows for the year ended December 31, 2014 as included herein, the Corporation made certain corrections related to non-cash activity which are not material to the Consolidated Financial Statements taken as a whole, do not impact the Consolidated Statement of Income or Consolidated Balance Sheet, and have no impact on the Corporation’s cash and cash equivalents balance. Certain non-cash transactions involving the sale of loans and receipt of debt securities as proceeds were incorrectly classified between

138 Bank of America 2015

operating activities and investing activities. The corrections resulted in a $3.4 billion increase in net cash provided by operating activities, offset by a $3.4 billion increase in net cash used in investing activities when compared to the Consolidated Statement of Cash Flows in the Form 10-K for the year ended December 31, 2014.
The Consolidated Statement of Cash Flows included in the previously-filed Form 10-Qs for the quarterly periods ended March 31, 2015 and June 30, 2015 also incorrectly reported this type of non-cash activity by $4.8 billion and $9.3 billion, where an increase in net cash provided by operating activities was offset by an increase in net cash used in investing activities. The incorrectly reported amounts in these 2015 quarterly periods also were not material to the Consolidated Financial Statements taken as a whole, did not impact the Consolidated Statements of Income or Consolidated Balance Sheets and had no impact on cash and cash equivalents for those periods.
For information on certain non-cash transactions, which are not reflected in the Consolidated Statement of Cash Flows, see Note 4 – Outstanding Loans and Leases and Note 6 – Securitizations and Other Variable Interest Entities.
Securities Financing Agreements
The Corporation enters into securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase (securities financing agreements) to accommodate customers (also referred to as “matched-book transactions”), obtain securities to cover short positions, and to finance inventory positions. Securities financing agreements are treated as collateralized financing transactions except in instances where the transaction is required to be accounted for as individual sale and purchase transactions. Generally, these agreements are recorded at the amounts at which the securities were acquired or sold plus accrued interest, except for certain securities financing agreements that the Corporation accounts for under the fair value option. Changes in the fair value of securities financing agreements that are accounted for under the fair value option are recorded in trading account profits in the Consolidated Statement of Income.
The Corporation’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and the Corporation may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Securities financing agreements give rise to negligible credit risk as a result of these collateral provisions and, accordingly, no allowance for loan losses is considered necessary.
In transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheet at fair value, representing the securities received, and a liability, representing the obligation to return those securities.

Collateral
The Corporation accepts securities as collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2015 and 2014, the fair value of this collateral was $458.9 billion and $508.7 billion, of which $383.5 billion and $419.3 billion was sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
The Corporation also pledges company-owned securities and loans as collateral in transactions that include repurchase agreements, securities loaned, public and trust deposits, U.S. Treasury tax and loan notes, and short-term borrowings. This collateral, which in some cases can be sold or repledged by the counterparties to the transactions, is parenthetically disclosed on the Consolidated Balance Sheet.
In certain cases, the Corporation has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These assets are included on the Consolidated Balance Sheet in Assets of Consolidated VIEs.
In addition, the Corporation obtains collateral in connection with its derivative contracts. Required collateral levels vary depending on the credit risk rating and the type of counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. Based on provisions contained in master netting agreements, the Corporation nets cash collateral received against derivative assets. The Corporation also pledges collateral on its own derivative positions which can be applied against derivative liabilities.
Trading Instruments
Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices or quoted market prices for similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in trading account profits.
Derivatives and Hedging Activities
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that are both designated in qualifying accounting hedge relationships and derivatives used to hedge market risks in relationships that are not designated in qualifying accounting hedge relationships (referred to as other risk management activities). Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts.

Bank of America 2015 139

All derivatives are recorded on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices in active or inactive markets or is derived from observable market- based pricing parameters, similar to those applied to over-the-counter (OTC) derivatives. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.
Valuations of derivative assets and liabilities reflect the value of the instrument including counterparty credit risk. These values also take into account the Corporation’s own credit standing.
Trading Derivatives and Other Risk Management Activities
Derivatives held for trading purposes are included in derivative assets or derivative liabilities on the Consolidated Balance Sheet with changes in fair value included in trading account profits.
Derivatives used for other risk management activities are included in derivative assets or derivative liabilities. Derivatives used in other risk management activities have not been designated in a qualifying accounting hedge relationship because they did not qualify or the risk that is being mitigated pertains to an item that is reported at fair value through earnings so that the effect of measuring the derivative instrument and the asset or liability to which the risk exposure pertains will offset in the Consolidated Statement of Income to the extent effective. The changes in the fair value of derivatives that serve to mitigate certain risks associated with mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in mortgage banking income. Changes in the fair value of derivatives that serve to mitigate interest rate risk and foreign currency risk are included in other income (loss). Credit derivatives are also used by the Corporation to mitigate the risk associated with various credit exposures. The changes in the fair value of these derivatives are included in other income (loss).
Derivatives Used For Hedge Accounting Purposes (Accounting Hedges)
For accounting hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Corporation primarily uses regression analysis at the inception of a hedge and for each reporting period thereafter to assess whether the derivative used in an accounting hedge transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of a hedged item or forecasted transaction. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.

The Corporation uses its accounting hedges as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Corporation manages interest rate and foreign currency exchange rate sensitivity predominantly through the use of derivatives.
Fair value hedges are used to protect against changes in the fair value of the Corporation’s assets and liabilities that are attributable to interest rate or foreign exchange volatility. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same income statement line item with changes in the fair value of the related hedged item. If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying value of the hedged asset or liability are subsequently accounted for in the same manner as other components of the carrying value of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments are amortized to earnings over the remaining life of the respective asset or liability.
Cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuations. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated OCI and are reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the component of a derivative excluded in assessing hedge effectiveness are recorded in the same income statement line item. The Corporation records changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent effective, as a component of accumulated OCI. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts in accumulated OCI are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. If it becomes probable that a forecasted transaction will not occur, any related amounts in accumulated OCI are reclassified into earnings in that period.
Interest Rate Lock Commitments
The Corporation enters into IRLCs in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be classified as held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value recorded in mortgage banking income, typically resulting in recognition of a gain when the Corporation enters into IRLCs.
In estimating the fair value of an IRLC, the Corporation assigns a probability that the loan commitment will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. Changes in the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time. Changes from the expected future cash flows related to the customer relationship are excluded from the valuation of IRLCs.

140 Bank of America 2015

Outstanding IRLCs expose the Corporation to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To manage this risk, the Corporation utilizes forward loan sales commitments and other derivative instruments, including interest rate swaps and options, to economically hedge the risk of potential changes in the value of the loans that would result from the commitments. The changes in the fair value of these derivatives are recorded in mortgage banking income.
Securities
Debt securities are recorded on the Consolidated Balance Sheet as of their trade date. Debt securities bought principally with the intent to buy and sell in the short term as part of the Corporation’s trading activities are reported at fair value in trading account assets with unrealized gains and losses included in trading account profits. Debt securities purchased for longer term investment purposes, as part of asset and liability management (ALM) and other strategic activities are generally reported at fair value as available-for-sale (AFS) securities with net unrealized gains and losses net-of-tax included in accumulated OCI. Certain other debt securities purchased for ALM and other strategic purposes are reported at fair value with unrealized gains and losses reported in other income (loss). These are referred to as other debt securities carried at fair value. AFS securities and other debt securities carried at fair value are reported in debt securities on the Consolidated Balance Sheet. The Corporation may hedge these other debt securities with risk management derivatives with the unrealized gains and losses also reported in other income (loss). The debt securities are carried at fair value with unrealized gains and losses reported in other income (loss) to mitigate accounting asymmetry with the risk management derivatives and to achieve operational simplifications. Debt securities which management has the intent and ability to hold to maturity are reported at amortized cost. Certain debt securities purchased for use in other risk management activities, such as hedging certain market risks related to MSRs, are reported in other assets at fair value with unrealized gains and losses reported in the same line item as the item being hedged.
The Corporation regularly evaluates each AFS and held-to-maturity (HTM) debt security where the value has declined below amortized cost to assess whether the decline in fair value is other than temporary. In determining whether an impairment is other than temporary, the Corporation considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Corporation either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost. If the impairment of the AFS or HTM debt security is credit-related, an other-than-temporary impairment (OTTI) loss is recorded in earnings. For AFS debt securities, the non-credit related impairment loss is recognized in accumulated OCI. If the Corporation intends to sell an AFS debt security or believes it will more-likely-than-not be required to sell a security, the Corporation records the full amount of the impairment loss as an OTTI loss.
Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience, which is primarily driven by interest rates, is continually evaluated to determine the estimated lives of the securities. When a change is made to the estimated lives of the securities, the related premium or discount is adjusted, with a corresponding charge or credit to interest income, to the appropriate amount had the current estimated lives been applied since the acquisition of the securities. Realized gains and losses from the sales of debt securities are determined using the specific identification method.
Marketable equity securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Marketable equity securities that are bought and held principally for the purpose of resale in the near term are classified as trading and are carried at fair value with unrealized gains and losses included in trading account profits. Other marketable equity securities are accounted for as AFS and classified in other assets. All AFS marketable equity securities are carried at fair value with net unrealized gains and losses included in accumulated OCI, net-of-tax. If there is an other-than-temporary decline in the fair value of any individual AFS marketable equity security, the cost basis is reduced and the Corporation reclassifies the associated net unrealized loss out of accumulated OCI with a corresponding charge to equity investment income. Dividend income on AFS marketable equity securities is included in equity investment income. Realized gains and losses on the sale of all AFS marketable equity securities, which are recorded in equity investment income, are determined using the specific identification method.
Certain equity investments held by Global Principal Investments, the Corporation’s diversified equity investor in private equity, real estate and other alternative investments, are subject to investment company accounting under applicable accounting guidance and, accordingly, are carried at fair value with changes in fair value reported in equity investment income. These investments are included in other assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly-traded comparables derived by multiplying a key performance metric of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flow analyses, and are subject to appropriate discounts for lack of liquidity or marketability. For fund investments, the Corporation generally records the fair value of its proportionate interest in the fund’s capital as reported by the respective fund managers.
Loans and Leases
Loans, with the exception of loans accounted for under the fair value option, are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. The Corporation elects to account for certain consumer and commercial loans under the fair value option with changes in fair value reported in other income (loss).

Bank of America 2015 141

Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s three portfolio segments are Consumer Real Estate, Credit Card and Other Consumer, and Commercial. The classes within the Consumer Real Estate portfolio segment are core portfolio residential mortgage, Legacy Assets & Servicing residential mortgage, core portfolio home equity and Legacy Assets & Servicing home equity. The classes within the Credit Card and Other Consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the Commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial.
Purchased Credit-impaired Loans
Purchased loans with evidence of credit quality deterioration as of the purchase date for which it is probable that the Corporation will not receive all contractually required payments receivable are accounted for as purchased credit-impaired (PCI) loans. Evidence of credit quality deterioration since origination may include past due status, refreshed credit scores and refreshed loan-to-value (LTV) ratios. At acquisition, PCI loans are recorded at fair value with no allowance for credit losses, and accounted for individually or aggregated in pools based on similar risk characteristics such as credit risk, collateral type and interest rate risk. The Corporation estimates the amount and timing of expected cash flows for each loan or pool of loans. The expected cash flows in excess of the amount paid for the loans is referred to as the accretable yield and is recorded as interest income over the remaining estimated life of the loan or pool of loans. The excess of the PCI loans’ contractual principal and interest over the expected cash flows is referred to as the nonaccretable difference. Over the life of the PCI loans, the expected cash flows continue to be estimated using models that incorporate management’s estimate of current assumptions such as default rates, loss severity and prepayment speeds. If, upon subsequent valuation, the Corporation determines it is probable that the present value of the expected cash flows has decreased, a charge to the provision for credit losses is recorded with a corresponding increase in the allowance for credit losses. If it is probable that there is a significant increase in the present value of expected cash flows, the allowance for credit losses is reduced or, if there is no remaining allowance for credit losses related to these PCI loans, the accretable yield is increased through a reclassification from nonaccretable difference, resulting in a prospective increase in interest income. Reclassifications to or from nonaccretable difference can also occur for changes in the PCI loans’ estimated lives. If a loan within a PCI pool is sold, foreclosed, forgiven or the expectation of any future proceeds is remote, the loan is removed from the pool at its proportional carrying value. If the loan’s recovery value is less than the loan’s carrying value, the difference is first applied against the PCI pool’s nonaccretable difference and then against the allowance for credit losses.
Leases
The Corporation provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property less unearned income. Leveraged leases, which are a form of financing leases, are reported net of non-recourse debt. Unearned income on leveraged and direct financing leases is accreted to interest income over the lease terms using methods that approximate the interest method.
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The allowance for loan and lease losses and the reserve for unfunded lending commitments exclude amounts for loans and unfunded lending commitments accounted for under the fair value option as the fair values of these instruments reflect a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable, other than billed interest and fees on credit card receivables, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses represents the estimated probable credit losses on funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Lending-related credit exposures deemed to be uncollectible, excluding loans carried at fair value, are charged off against these accounts. Write-offs on PCI loans on which there is a valuation allowance are recorded against the valuation allowance. For additional information, see Purchased Credit-impaired Loans in this Note. Cash recovered on previously charged-off amounts is recorded as a recovery to these accounts. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the allowance for loan and lease losses and the reserve for unfunded lending commitments.
The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance on certain homogeneous consumer loan portfolios, which generally consist of consumer real estate within the Consumer Real Estate portfolio segment and credit card loans within the Credit Card and Other Consumer portfolio segment, is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, bankruptcies, economic conditions and credit scores.

142 Bank of America 2015

The Corporation’s Consumer Real Estate portfolio segment is comprised primarily of large groups of homogeneous consumer loans secured by residential real estate. The amount of losses incurred in the homogeneous loan pools is estimated based on the number of loans that will default and the loss in the event of default. Using modeling methodologies, the Corporation estimates the number of homogeneous loans that will default based on the individual loan attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate defaults include refreshed LTV or, in the case of a subordinated lien, refreshed combined LTV, borrower credit score, months since origination (referred to as vintage) and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). This estimate is based on the Corporation’s historical experience with the loan portfolio. The estimate is adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default on a loan is based on an analysis of the movement of loans with the measured attributes from either current or any of the delinquency categories to default over a 12-month period. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
The allowance on certain commercial loans (except business card and certain small business loans) is calculated using loss rates delineated by risk rating and product type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. These statistical models are updated regularly for changes in economic and business conditions. Included in the analysis of consumer and commercial loan portfolios are reserves which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including domestic and global economic uncertainty and large single-name defaults.
The remaining portfolios, including nonperforming commercial loans, as well as consumer and commercial loans modified in a troubled debt restructuring (TDR), are reviewed in accordance with applicable accounting guidance on impaired loans and TDRs. If necessary, a specific allowance is established for these loans if they are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and/or interest, in accordance with the contractual terms of the agreement, or the loan has been modified in a TDR. Once a loan has been identified as impaired, management measures impairment primarily based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate, excluding promotionally priced loans, in effect prior to restructuring. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses unless these are secured consumer loans that are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off.
Generally, when determining the fair value of the collateral securing consumer real estate-secured loans that are solely dependent on the collateral for repayment, prior to performing a detailed property valuation including a walk-through of a property, the Corporation initially estimates the fair value of the collateral securing these consumer loans using an automated valuation model (AVM). An AVM is a tool that estimates the value of a property by reference to market data including sales of comparable properties and price trends specific to the Metropolitan Statistical Area in which the property being valued is located. In the event that an AVM value is not available, the Corporation utilizes publicized indices or if these methods provide less reliable valuations, the Corporation uses appraisals or broker price opinions to estimate the fair value of the collateral. While there is inherent imprecision in these valuations, the Corporation believes that they are representative of the portfolio in the aggregate.
In addition to the allowance for loan and lease losses, the Corporation also estimates probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The reserve for unfunded lending commitments excludes commitments accounted for under the fair value option. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions, performance trends within the portfolio and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.
The allowance for credit losses related to the loan and lease portfolio is reported separately on the Consolidated Balance Sheet whereas the reserve for unfunded lending commitments is reported on the Consolidated Balance Sheet in accrued expenses and other liabilities. The provision for credit losses related to the loan and lease portfolio and unfunded lending commitments is reported in the Consolidated Statement of Income.
Nonperforming Loans and Leases, Charge-offs and Delinquencies
Nonperforming loans and leases generally include loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming.
In accordance with the Corporation’s policies, consumer real estate-secured loans, including residential mortgages and home equity loans, are generally placed on nonaccrual status and classified as nonperforming at 90 days past due unless repayment of the loan is insured by the Federal Housing Administration (FHA) or through individually insured long-term standby agreements with Fannie Mae (FNMA) or Freddie Mac (FHLMC) (the fully-insured portfolio). Residential mortgage loans in the fully-insured portfolio are not placed on nonaccrual status and, therefore, are not reported as nonperforming. Junior-lien home equity loans are placed on nonaccrual status and classified as nonperforming when the underlying first-lien mortgage loan becomes 90 days past due even if the junior-lien loan is current. Accrued interest receivable

Bank of America 2015 143

is reversed when a consumer loan is placed on nonaccrual status. Interest collections on nonaccruing consumer loans for which the ultimate collectability of principal is uncertain are generally applied as principal reductions; otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The outstanding balance of real estate-secured loans that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless the loan is fully insured. The estimated property value less costs to sell is determined using the same process as described for impaired loans in Allowance for Credit Losses in this Note.
Consumer loans secured by personal property, credit card loans and other unsecured consumer loans are not placed on nonaccrual status prior to charge-off and, therefore, are not reported as nonperforming loans, except for certain secured consumer loans, including those that have been modified in a TDR. Personal property-secured loans are charged off to collateral value no later than the end of the month in which the account becomes 120 days past due or, for loans in bankruptcy, 60 days past due. Credit card and other unsecured consumer loans are charged off no later than the end of the month in which the account becomes 180 days past due or within 60 days after receipt of notification of death or bankruptcy.
Commercial loans and leases, excluding business card loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status and classified as nonperforming unless well-secured and in the process of collection.
Accrued interest receivable is reversed when commercial loans and leases are placed on nonaccrual status. Interest collections on nonaccruing commercial loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans and leases may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Business card loans are charged off no later than the end of the month in which the account becomes 180 days past due or 60 days after receipt of notification of death or bankruptcy. These loans are not placed on nonaccrual status prior to charge-off and, therefore, are not reported as nonperforming loans. Other commercial loans and leases are generally charged off when all or a portion of the principal amount is determined to be uncollectible.
The entire balance of a consumer loan or commercial loan or lease is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Interest and fees continue to accrue on past due loans and leases until the date the loan is placed on nonaccrual status, if applicable.
PCI loans are recorded at fair value at the acquisition date. Although the PCI loans may be contractually delinquent, the Corporation does not classify these loans as nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. In addition, reported net charge-offs exclude write-offs on PCI loans as the fair value already considers the estimated credit losses.
Troubled Debt Restructurings
Consumer and commercial loans and leases whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties are classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance or other actions designed to maximize collections. Loans classified as TDRs are considered impaired loans. Loans that are carried at fair value, LHFS and PCI loans are not classified as TDRs.
Consumer and commercial loans and leases whose contractual terms have been modified in a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on nonaccrual status and reported as nonperforming, except for fully-insured consumer real estate loans, until there is sustained repayment performance for a reasonable period, generally six months. If accruing TDRs cease to perform in accordance with their modified contractual terms, they are placed on nonaccrual status and reported as nonperforming TDRs. Generally, TDRs are reported as performing or nonperforming TDRs, depending on nonaccrual status, throughout their remaining lives. Accruing TDRs that bear a market rate of interest are reported as performing TDRs through the end of the calendar year in which the loans are returned to accrual status.
Secured consumer loans that have been discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrower are classified as TDRs at the time of discharge. Such loans are placed on nonaccrual status and written down to the estimated collateral value less costs to sell no later than at the time of discharge. If these loans are contractually current, interest collections are generally recorded in interest income on a cash basis. Consumer real estate-secured loans for which a binding offer to restructure has been extended are also classified as TDRs. Credit card and other unsecured consumer loans that have been renegotiated in a TDR are not placed on nonaccrual status. Credit card and other unsecured consumer loans that have been renegotiated and placed on a fixed payment plan after July 1, 2012 are generally charged off no later than the end of the month in which the account becomes 120 days past due.
A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.
Loans Held-for-sale
Loans that are intended to be sold in the foreseeable future, including residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, are reported as LHFS and are carried at the lower of aggregate cost or fair value. The Corporation accounts for certain LHFS, including residential mortgage LHFS, under the fair value option. Loan origination costs related to LHFS that the Corporation accounts for under the fair value option are recognized in noninterest expense when incurred. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as

144 Bank of America 2015

part of the carrying value of the loans and recognized as a reduction of noninterest income upon the sale of such loans. LHFS that are on nonaccrual status and are reported as nonperforming, as defined in the policy herein, are reported separately from nonperforming loans and leases.
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. Estimated lives range up to 40 years for buildings, up to 12 years for furniture and equipment, and the shorter of lease term or estimated useful life for leasehold improvements.
Internally-developed Software
The Corporation capitalizes the costs associated with certain internally-developed software, and amortizes the costs over the expected useful life. Direct project costs of internally-developed software are capitalized when it is probable that the project will be completed and the software will be used for its intended function.
Mortgage Servicing Rights
The Corporation accounts for consumer MSRs, including residential mortgage and home equity MSRs, at fair value with changes in fair value recorded in mortgage banking income. To reduce the volatility of earnings related to interest rate and market value fluctuations, U.S. Treasury securities, mortgage-backed securities and derivatives such as options and interest rate swaps may be used to hedge certain market risks of the MSRs. Such derivatives are not designated as qualifying accounting hedges. These instruments are carried at fair value with changes in fair value recognized in mortgage banking income. The Corporation estimates the fair value of consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income and, when available, quoted prices from independent parties.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. The goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying value, including goodwill, as measured by allocated equity. In certain circumstances, the first step may be performed using a qualitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.
The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, as described in Fair Value in this Note. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected on the Consolidated Balance Sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.
For intangible assets subject to amortization, an impairment loss is recognized if the carrying value of the intangible asset is not recoverable and exceeds fair value. The carrying value of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets deemed to have indefinite useful lives are not subject to amortization. An impairment loss is recognized if the carrying value of the intangible asset with an indefinite life exceeds its fair value.
Variable Interest Entities
A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. The Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On a quarterly basis, the Corporation reassesses whether it has a controlling financial interest in and is the primary beneficiary of a VIE. The quarterly reassessment process considers whether the Corporation has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Corporation has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which the Corporation is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.
The Corporation primarily uses VIEs for its securitization activities, in which the Corporation transfers whole loans or debt securities into a trust or other vehicle such that the assets are legally isolated from the creditors of the Corporation. Assets held in a trust can only be used to settle obligations of the trust. The

Bank of America 2015 145

creditors of these trusts typically have no recourse to the Corporation except in accordance with the Corporation’s obligations under standard representations and warranties.
When the Corporation is the servicer of whole loans held in a securitization trust, including non-agency residential mortgages, home equity loans, credit cards, automobile loans and student loans, the Corporation has the power to direct the most significant activities of the trust. The Corporation generally does not have the power to direct the most significant activities of a residential mortgage agency trust except in certain circumstances in which the Corporation holds substantially all of the issued securities and has the unilateral right to liquidate the trust. The power to direct the most significant activities of a commercial mortgage securitization trust is typically held by the special servicer or by the party holding specific subordinate securities which embody certain controlling rights. The Corporation consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust.
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
Other VIEs used by the Corporation include collateralized debt obligations (CDOs), investment vehicles created on behalf of customers and other investment vehicles. The Corporation does not routinely serve as collateral manager for CDOs and, therefore, does not typically have the power to direct the activities that most significantly impact the economic performance of a CDO. However, following an event of default, if the Corporation is a majority holder of senior securities issued by a CDO and acquires the power to manage the assets of the CDO, the Corporation consolidates the CDO.
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
Retained interests in securitized assets are initially recorded at fair value. In addition, the Corporation may invest in debt securities issued by unconsolidated VIEs. Fair values of these debt securities, which are classified as trading account assets, debt securities carried at fair value or held-to-maturity securities, are based primarily on quoted market prices in active or inactive markets. Generally, quoted market prices for retained residual interests are not available; therefore, the Corporation estimates fair values based on the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. Retained residual interests in unconsolidated securitization trusts are classified in trading account assets or other assets with changes in fair value recorded in earnings. The Corporation may also enter into derivatives with unconsolidated VIEs, which are carried at fair value with changes in fair value recorded in earnings.
Fair Value
The Corporation measures the fair values of its assets and liabilities, where applicable, in accordance with accounting guidance that requires an entity to base fair value on exit price. A three-level hierarchy, provided in the applicable accounting guidance, for inputs is utilized in measuring fair value which maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used to determine the exit price when available. Under applicable accounting guidance, the Corporation categorizes its financial instruments, based on the priority of inputs to the valuation technique, into this three-level hierarchy, as described below. Trading account assets and liabilities, derivative assets and liabilities, AFS debt and equity securities, other debt securities carried at fair value, consumer MSRs and certain other assets are carried at fair value in accordance with applicable accounting guidance. The Corporation has also elected to account for certain assets and liabilities under the fair value option, including certain commercial and consumer loans and loan commitments, LHFS, short-term borrowings, securities financing agreements, long-term deposits and long-term debt. The following describes the three-level hierarchy.

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in OTC markets.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts where fair value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government and agency mortgage-backed and asset-backed securities (ABS), corporate debt securities, derivative contracts, certain loans and LHFS.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using

146 Bank of America 2015

pricing models, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. This category generally includes retained residual interests in securitizations, consumer MSRs, certain ABS, highly structured, complex or long-dated derivative contracts, certain loans and LHFS, IRLCs and certain CDOs where independent pricing information cannot be obtained for a significant portion of the underlying assets.
Income Taxes
There are two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized.
Income tax benefits are recognized and measured based upon a two-step model: first, a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and second, the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. The Corporation records income tax-related interest and penalties, if applicable, within income tax expense.
Accumulated Other Comprehensive Income
The Corporation records the following in accumulated OCI, net-of-tax: unrealized gains and losses on AFS debt and marketable equity securities, unrealized gains or losses on DVA on financial liabilities recorded at fair value under the fair value option, gains and losses on cash flow accounting hedges, certain employee benefit plan adjustments, and foreign currency translation adjustments and related hedges of net investments in foreign operations. Unrealized gains and losses on AFS debt and marketable equity securities are reclassified to earnings as the gains or losses are realized upon sale of the securities. Unrealized losses on AFS securities deemed to represent OTTI are reclassified to earnings at the time of the impairment charge. For AFS debt securities that the Corporation does not intend to sell or it is not more-likely-than-not that it will be required to sell, only the credit component of an unrealized loss is reclassified to earnings. Realized gains or losses on DVA are reclassified to earnings upon derecognition of the liability. Gains or losses on derivatives accounted for as cash flow hedges are reclassified to earnings when the hedged transaction affects earnings. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.
Revenue Recognition
The following summarizes the Corporation’s revenue recognition policies as they relate to certain noninterest income line items in the Consolidated Statement of Income.
Card income includes fees such as interchange, cash advance, annual, late, over-limit and other miscellaneous fees, which are recorded as revenue when earned. Uncollected fees are included in the customer card receivables balances with an amount recorded in the allowance for loan and lease losses for estimated uncollectible card receivables. Uncollected fees are written off when a card receivable reaches 180 days past due.
Service charges include fees for insufficient funds, overdrafts and other banking services and are recorded as revenue when earned. Uncollected fees are included in outstanding loan balances with an amount recorded for estimated uncollectible service fees receivable. Uncollected fees are written off when a fee receivable reaches 60 days past due.
Investment and brokerage services revenue consists primarily of asset management fees and brokerage income that are recognized over the period the services are provided or when commissions are earned. Asset management fees consist primarily of fees for investment management and trust services and are generally based on the dollar amount of the assets being managed. Brokerage income generally includes commissions and fees earned on the sale of various financial products.
Investment banking income consists primarily of advisory and underwriting fees that are recognized in income as the services are provided and no contingencies exist. Revenues are generally recognized net of any direct expenses. Non-reimbursed expenses are recorded as noninterest expense.
Earnings Per Common Share
Earnings per common share (EPS) is computed by dividing net income (loss) allocated to common shareholders by the weighted-average common shares outstanding, except that it does not include unvested common shares subject to repurchase or cancellation. Net income (loss) allocated to common shareholders represents net income (loss) applicable to common shareholders which is net income (loss) adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end, less income allocated to participating securities (see below for more information). Diluted EPS is computed by dividing income (loss) allocated to common shareholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.

Bank of America 2015 147

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities that are included in computing EPS using the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends.
In an exchange of non-convertible preferred stock, income allocated to common shareholders is adjusted for the difference between the carrying value of the preferred stock and the fair value of the consideration exchanged. In an induced conversion of convertible preferred stock, income allocated to common shareholders is reduced by the excess of the fair value of the consideration exchanged over the fair value of the common stock that would have been issued under the original conversion terms.
Foreign Currency Translation
Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. Dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. The resulting unrealized gains or losses, as well as gains and losses from certain hedges, are reported as a component of accumulated OCI, net-of-tax. When the foreign entity’s functional currency is determined to be the U.S. Dollar, the resulting remeasurement gains or losses on foreign currency-denominated assets or liabilities are included in earnings.
Credit Card and Deposit Arrangements
Endorsing Organization Agreements
The Corporation contracts with other organizations to obtain their endorsement of the Corporation’s loan and deposit products. This endorsement may provide to the Corporation exclusive rights to market to the organization’s members or to customers on behalf of the Corporation. These organizations endorse the Corporation’s loan and deposit products and provide the Corporation with their mailing lists and marketing activities. These agreements generally have terms that range five or more years. The Corporation typically pays royalties in exchange for the endorsement. Compensation costs related to the credit card agreements are recorded as contra-revenue in card income.
Cardholder Reward Agreements
The Corporation offers reward programs that allow its cardholders to earn points that can be redeemed for a broad range of rewards including cash, travel and gift cards. The Corporation establishes a rewards liability based upon the points earned that are expected to be redeemed and the average cost per point redeemed. The points to be redeemed are estimated based on past redemption behavior, card product type, account transaction activity and other historical card performance. The liability is reduced as the points are redeemed. The estimated cost of the rewards programs is recorded as contra-revenue in card income.

148 Bank of America 2015

NOTE 2 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2015 and 2014. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

		December 31, 2015
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$21,706.8	$439.6	$7.4	$447.0	$440.7	$1.2	$441.9
Futures and forwards	7,259.7	1.1	—	1.1	1.3	—	1.3
Written options	1,322.4	—	—	—	57.7	—	57.7
Purchased options	1,403.3	58.9	—	58.9	—	—	—
Foreign exchange contracts
Swaps	2,149.9	49.2	0.9	50.1	52.2	2.8	55.0
Spot, futures and forwards	4,104.4	46.0	1.2	47.2	45.8	0.3	46.1
Written options	467.2	—	—	—	10.6	—	10.6
Purchased options	439.9	10.2	—	10.2	—	—	—
Equity contracts
Swaps	201.2	3.3	—	3.3	3.8	—	3.8
Futures and forwards	74.0	2.1	—	2.1	1.2	—	1.2
Written options	352.8	—	—	—	21.1	—	21.1
Purchased options	325.4	23.8	—	23.8	—	—	—
Commodity contracts
Swaps	47.0	4.7	—	4.7	7.1	—	7.1
Futures and forwards	268.7	3.8	—	3.8	0.7	—	0.7
Written options	58.7	—	—	—	5.5	—	5.5
Purchased options	65.7	5.3	—	5.3	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	928.3	14.4	—	14.4	14.8	—	14.8
Total return swaps/other	26.4	0.2	—	0.2	1.9	—	1.9
Written credit derivatives:
Credit default swaps	924.1	15.3	—	15.3	13.1	—	13.1
Total return swaps/other	39.7	2.3	—	2.3	0.4	—	0.4
Gross derivative assets/liabilities		$680.2	$9.5	$689.7	$677.9	$4.3	$682.2
Less: Legally enforceable master netting agreements				(597.8)			(597.8)
Less: Cash collateral received/paid				(41.9)			(45.9)
Total derivative assets/liabilities				$50.0			$38.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

Bank of America 2015 149

		December 31, 2014
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$29,445.4	$658.5	$8.5	$667.0	$658.2	$0.5	$658.7
Futures and forwards	10,159.4	1.7	—	1.7	2.0	—	2.0
Written options	1,725.2	—	—	—	85.4	—	85.4
Purchased options	1,739.8	85.6	—	85.6	—	—	—
Foreign exchange contracts
Swaps	2,159.1	51.5	0.8	52.3	54.6	1.9	56.5
Spot, futures and forwards	4,226.4	68.9	1.5	70.4	72.4	0.2	72.6
Written options	600.7	—	—	—	16.0	—	16.0
Purchased options	584.6	15.1	—	15.1	—	—	—
Equity contracts
Swaps	193.7	3.2	—	3.2	4.0	—	4.0
Futures and forwards	69.5	2.1	—	2.1	1.8	—	1.8
Written options	341.0	—	—	—	26.0	—	26.0
Purchased options	318.4	27.9	—	27.9	—	—	—
Commodity contracts
Swaps	74.3	5.8	—	5.8	8.5	—	8.5
Futures and forwards	376.5	4.5	—	4.5	1.8	—	1.8
Written options	129.5	—	—	—	11.5	—	11.5
Purchased options	141.3	10.7	—	10.7	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,094.8	13.3	—	13.3	23.4	—	23.4
Total return swaps/other	44.3	0.2	—	0.2	1.4	—	1.4
Written credit derivatives:
Credit default swaps	1,073.1	24.5	—	24.5	11.9	—	11.9
Total return swaps/other	61.0	0.5	—	0.5	0.3	—	0.3
Gross derivative assets/liabilities		$974.0	$10.8	$984.8	$979.2	$2.6	$981.8
Less: Legally enforceable master netting agreements				(884.8)			(884.8)
Less: Cash collateral received/paid				(47.3)			(50.1)
Total derivative assets/liabilities				$52.7			$46.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.
Offsetting of Derivatives
The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation’s derivative counterparties. Where legally enforceable, these master netting agreements give the Corporation, in the event of default by the counterparty, the right to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the Consolidated Balance Sheet, the Corporation offsets derivative assets and liabilities and cash collateral held with the same counterparty where it has such a legally enforceable master netting agreement.
The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at December 31, 2015 and 2014 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. OTC derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.
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

150 Bank of America 2015

Offsetting of Derivatives

	December 31, 2015		December 31, 2014
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$309.3	$297.2	$386.6	$373.2
Exchange-traded	—	—	0.1	0.1
Over-the-counter cleared	197.0	201.7	365.7	368.7
Foreign exchange contracts
Over-the-counter	103.2	107.5	133.0	139.9
Over-the-counter cleared	0.1	0.1	—	—
Equity contracts
Over-the-counter	16.6	14.0	19.5	16.7
Exchange-traded	10.0	9.2	8.6	7.8
Commodity contracts
Over-the-counter	7.3	8.9	10.2	11.9
Exchange-traded	2.9	2.9	7.4	7.7
Over-the-counter cleared	0.1	0.1	0.1	0.6
Credit derivatives
Over-the-counter	24.6	22.9	30.8	30.2
Over-the-counter cleared	6.5	6.4	7.0	6.8
Total gross derivative assets/liabilities, before netting
Over-the-counter	461.0	450.5	580.1	571.9
Exchange-traded	12.9	12.1	16.1	15.6
Over-the-counter cleared	203.7	208.3	372.8	376.1
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(426.6)	(425.7)	(545.7)	(545.5)
Exchange-traded	(9.8)	(9.8)	(13.9)	(13.9)
Over-the-counter cleared	(203.3)	(208.2)	(372.5)	(375.5)
Derivative assets/liabilities, after netting	37.9	27.2	36.9	28.7
Other gross derivative assets/liabilities	12.1	11.3	15.8	18.2
Total derivative assets/liabilities	50.0	38.5	52.7	46.9
Less: Financial instruments collateral (1)	(13.9)	(6.5)	(13.3)	(8.9)
Total net derivative assets/liabilities	$36.1	$32.0	$39.4	$38.0

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.
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
Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the

Corporation utilizes forward loan sale commitments and other derivative instruments, including purchased options, and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures to hedge certain market risks of MSRs. For more information on MSRs, see Note 23 – Mortgage Servicing Rights.
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

Bank of America 2015 151

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
Fair Value Hedges
The table below summarizes information related to fair value hedges for 2015, 2014 and 2013, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated at that time. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges

Gains (Losses)	2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(718)	$(77)	$(795)
Interest rate and foreign currency risk on long-term debt (1)	(1,898)	1,812	(86)
Interest rate risk on available-for-sale securities (2)	105	(127)	(22)
Price risk on commodity inventory (3)	15	(11)	4
Total	$(2,496)	$1,597	$(899)

	2014
Interest rate risk on long-term debt (1)	$2,144	$(2,935)	$(791)
Interest rate and foreign currency risk on long-term debt (1)	(2,212)	2,120	(92)
Interest rate risk on available-for-sale securities (2)	(35)	3	(32)
Price risk on commodity inventory (3)	21	(15)	6
Total	$(82)	$(827)	$(909)

	2013
Interest rate risk on long-term debt (1)	$(4,704)	$3,925	$(779)
Interest rate and foreign currency risk on long-term debt (1)	(1,291)	1,085	(206)
Interest rate risk on available-for-sale securities (2)	839	(840)	(1)
Price risk on commodity inventory (3)	(13)	11	(2)
Total	$(5,169)	$4,181	$(988)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

152 Bank of America 2015

Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for 2015, 2014 and 2013. Of the $1.1 billion net loss (after-tax) on derivatives in accumulated OCI for 2015, $563 million ($352 million after-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. For terminated cash flow hedges, the time period over which substantially all of the forecasted transactions are hedged is approximately seven years, with a maximum length of time for certain forecasted transactions of 20 years.

Derivatives Designated as Cash Flow and Net Investment Hedges

	2015
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$95	$(974)	$(2)
Price risk on restricted stock awards (2)	(40)	91	—
Total	$55	$(883)	$(2)
Net investment hedges
Foreign exchange risk	$3,010	$153	$(298)

	2014
Cash flow hedges
Interest rate risk on variable-rate portfolios	$68	$(1,119)	$(4)
Price risk on restricted stock awards (2)	127	359	—
Total	$195	$(760)	$(4)
Net investment hedges
Foreign exchange risk	$3,021	$21	$(503)

	2013
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(321)	$(1,102)	$—
Price risk on restricted stock awards (2)	477	329	—
Total	$156	$(773)	$—
Net investment hedges
Foreign exchange risk	$1,024	$(355)	$(134)

(1)	Amounts related to cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)	The hedge gain (loss) recognized in accumulated OCI is primarily related to the change in the Corporation’s stock price for the period.

Bank of America 2015 153

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for 2015, 2014 and 2013. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives

Gains (Losses)

(Dollars in millions)	2015	2014	2013
Interest rate risk on mortgage banking income (1)	$254	$1,017	$(619)
Credit risk on loans (2)	(22)	16	(47)
Interest rate and foreign currency risk on ALM activities (3)	(222)	(3,683)	2,501
Price risk on restricted stock awards (4)	(267)	600	865
Other	11	(9)	(19)

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, IRLCs and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on IRLCs related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $714 million, $776 million and $927 million for 2015, 2014 and 2013, respectively.

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
Through December 31, 2015, the Corporation transferred $7.9 billion of primarily non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust. The Corporation received gross cash proceeds of $7.9 billion at the transfer dates. At December 31, 2015, the fair value of these securities was $7.2 billion. The Corporation simultaneously entered into derivatives with those counterparties whereby the Corporation retained certain economic exposures to those securities (e.g., interest rate and/or credit risk). A derivative asset of $24 million and a liability of $29 million were recorded at December 31, 2015 and are included in credit derivatives in the derivative instruments table on page 149. The economic exposure retained by the Corporation is typically hedged with interest rate swaps and interest rate swaptions.
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
Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in the “Other” column in the Sales and Trading Revenue table. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker-dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, the majority of revenue is included in trading account profits. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income.

154 Bank of America 2015

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2015, 2014 and 2013. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes DVA and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 24 – Business Segment

Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.
The results for 2015 were impacted by the early adoption of new accounting guidance on recognition and measurement of financial instruments. As such, amounts in the "Other" column for 2015 exclude unrealized DVA resulting from changes in the Corporation’s own credit spreads on liabilities accounted for under the fair value option. Amounts for 2014 and 2013 include such amounts. For more information on the new accounting guidance, see Note 1 – Summary of Significant Accounting Principles.

Sales and Trading Revenue

	2015
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$1,251	$1,457	$(319)	$2,389
Foreign exchange risk	1,322	(10)	(117)	1,195
Equity risk	2,115	56	2,146	4,317
Credit risk	901	2,360	452	3,713
Other risk	481	(80)	61	462
Total sales and trading revenue	$6,070	$3,783	$2,223	$12,076

	2014
Interest rate risk	$962	$1,097	$401	$2,460
Foreign exchange risk	1,177	7	(128)	1,056
Equity risk	1,954	(79)	2,307	4,182
Credit risk	1,396	2,563	617	4,576
Other risk	508	(123)	106	491
Total sales and trading revenue	$5,997	$3,465	$3,303	$12,765

	2013
Interest rate risk	$1,217	$1,158	$(290)	$2,085
Foreign exchange risk	1,169	6	(100)	1,075
Equity risk	1,994	112	2,066	4,172
Credit risk	1,966	2,647	77	4,690
Other risk	388	(217)	69	240
Total sales and trading revenue	$6,734	$3,706	$1,822	$12,262

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $2.2 billion, $2.2 billion and $2.1 billion for 2015, 2014 and 2013, respectively.

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2015 and 2014 are summarized in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Bank of America 2015 155

Credit Derivative Instruments

	December 31, 2015
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$84	$481	$2,203	$680	$3,448
Non-investment grade	672	3,035	2,386	3,583	9,676
Total	756	3,516	4,589	4,263	13,124
Total return swaps/other:
Investment grade	5	—	—	—	5
Non-investment grade	171	236	8	2	417
Total	176	236	8	2	422
Total credit derivatives	$932	$3,752	$4,597	$4,265	$13,546
Credit-related notes:
Investment grade	$267	$57	$444	$2,203	$2,971
Non-investment grade	61	118	117	1,264	1,560
Total credit-related notes	$328	$175	$561	$3,467	$4,531
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$149,177	$280,658	$178,990	$26,352	$635,177
Non-investment grade	81,596	135,850	53,299	18,221	288,966
Total	230,773	416,508	232,289	44,573	924,143
Total return swaps/other:
Investment grade	9,758	—	—	—	9,758
Non-investment grade	20,917	6,989	1,371	623	29,900
Total	30,675	6,989	1,371	623	39,658
Total credit derivatives	$261,448	$423,497	$233,660	$45,196	$963,801

	December 31, 2014
	Carrying Value
Credit default swaps:
Investment grade	$100	$714	$1,455	$939	$3,208
Non-investment grade	916	2,107	1,338	4,301	8,662
Total	1,016	2,821	2,793	5,240	11,870
Total return swaps/other:
Investment grade	24	—	—	—	24
Non-investment grade	64	247	2	—	313
Total	88	247	2	—	337
Total credit derivatives	$1,104	$3,068	$2,795	$5,240	$12,207
Credit-related notes:
Investment grade	$2	$365	$568	$2,634	$3,569
Non-investment grade	5	141	85	1,443	1,674
Total credit-related notes	$7	$506	$653	$4,077	$5,243
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$132,974	$342,914	$242,728	$28,982	$747,598
Non-investment grade	54,326	170,580	80,011	20,586	325,503
Total	187,300	513,494	322,739	49,568	1,073,101
Total return swaps/other:
Investment grade	22,645	—	—	—	22,645
Non-investment grade	23,839	10,792	3,268	487	38,386
Total	46,484	10,792	3,268	487	61,031
Total credit derivatives	$233,784	$524,286	$326,007	$50,055	$1,134,132

156 Bank of America 2015

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
The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $8.2 billion and $706.0 billion at December 31, 2015 and $5.7 billion and $880.6 billion at December 31, 2014.
Credit-related notes in the table on page 156 include investments in securities issued by CDO, collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 149, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2015 and 2014, the Corporation held cash and securities collateral of $78.9 billion and $82.0 billion, and posted cash and securities collateral of $62.7 billion and $67.9 billion in the normal course of business under derivative agreements. This excludes cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2015, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.9 billion, including $1.6 billion for Bank of America, N.A. (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2015, the current liability recorded for these derivative contracts was $69 million.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2015 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade

	December 31, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$1,011	$1,948
Bank of America, N.A. and subsidiaries (1)	762	1,474

(1)	Included in Bank of America Corporation collateral requirements in this table.
The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at December 31, 2015 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade

	December 31, 2015
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$879	$2,792
Collateral posted	501	2,269

Bank of America 2015 157

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
The Corporation early adopted, retrospective to January 1, 2015, the provision of new accounting guidance issued in January 2016 that requires the Corporation to record unrealized DVA resulting from changes in the Corporation’s own credit spreads on liabilities accounted for under the fair value option in accumulated OCI. This new accounting guidance had no impact on the accounting for DVA on derivatives. For additional information, see New Accounting Pronouncements in Note 1 – Summary of Significant Accounting Principles.
In 2014, the Corporation implemented a funding valuation adjustment (FVA) into valuation estimates primarily to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives. The change in estimate resulted in a net pretax FVA charge of $497 million, at the time of implementation, including a charge of $632 million related to funding costs, partially offset by a funding benefit of $135 million, both related to derivative asset exposures. The net FVA charge was recorded as a reduction to sales and trading revenue in Global Markets. The Corporation calculates this valuation adjustment based on modeled expected exposure profiles discounted for the funding risk premium inherent in these derivatives. FVA related to derivative assets and liabilities is the effect of funding costs on the fair value of these derivatives.
The Corporation enters into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS. The Corporation hedges other market risks in both CVA and DVA primarily with currency and interest rate swaps. In certain instances, the net-of-hedge amounts in the table below move in the same direction as the gross amount or may move in the opposite direction. This is a consequence of the complex interaction of the risks being hedged resulting in limitations in the ability to perfectly hedge all of the market exposures at all times.
The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for 2015, 2014 and 2013. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance.

Valuation Adjustments on Derivatives

Gains (Losses)
	2015		2014		2013
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$255	$227	$(22)	$191	$738	$(96)
Derivative assets (FVA) (2)	(34)	(34)	(632)	(632)	n/a	n/a
Derivative liabilities (DVA) (3)	(18)	(153)	(28)	(150)	(39)	(75)
Derivative liabilities (FVA) (2)	50	50	135	135	n/a	n/a

(1)	At December 31, 2015, 2014 and 2013, the cumulative CVA reduced the derivative assets balance by $1.4 billion, $1.6 billion and $1.6 billion, respectively.

(2)	FVA was adopted in 2014 and the cumulative FVA reduced the net derivatives balance by $481 million and $497 million at December 31, 2015 and 2014.

(3)	At December 31, 2015, 2014 and 2013, the cumulative DVA reduced the derivative liabilities balance by $750 million, $769 million and $803 million, respectively.
n/a = not applicable

158 Bank of America 2015

NOTE 3 Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value, HTM debt securities and AFS marketable equity securities at December 31, 2015 and 2014.

Debt Securities and Available-for-Sale Marketable Equity Securities

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$229,847	$788	$(1,688)	$228,947
Agency-collateralized mortgage obligations	10,930	126	(71)	10,985
Commercial	7,176	50	(61)	7,165
Non-agency residential (1)	3,031	218	(70)	3,179
Total mortgage-backed securities	250,984	1,182	(1,890)	250,276
U.S. Treasury and agency securities	25,075	211	(9)	25,277
Non-U.S. securities	5,743	27	(3)	5,767
Corporate/Agency bonds	243	3	(3)	243
Other taxable securities, substantially all asset-backed securities	10,238	50	(86)	10,202
Total taxable securities	292,283	1,473	(1,991)	291,765
Tax-exempt securities	13,978	63	(33)	14,008
Total available-for-sale debt securities	306,261	1,536	(2,024)	305,773
Other debt securities carried at fair value	16,678	103	(174)	16,607
Total debt securities carried at fair value (2)	322,939	1,639	(2,198)	322,380
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	84,625	271	(850)	84,046
Total debt securities	$407,564	$1,910	$(3,048)	$406,426
Available-for-sale marketable equity securities (3)	$326	$99	$—	$425

	December 31, 2014
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$163,592	$2,040	$(593)	$165,039
Agency-collateralized mortgage obligations	14,175	152	(79)	14,248
Commercial	3,931	69	—	4,000
Non-agency residential (1)	4,244	287	(77)	4,454
Total mortgage-backed securities	185,942	2,548	(749)	187,741
U.S. Treasury and agency securities	69,267	360	(32)	69,595
Non-U.S. securities	6,208	33	(11)	6,230
Corporate/Agency bonds	361	9	(2)	368
Other taxable securities, substantially all asset-backed securities	10,774	39	(22)	10,791
Total taxable securities	272,552	2,989	(816)	274,725
Tax-exempt securities	9,556	12	(19)	9,549
Total available-for-sale debt securities	282,108	3,001	(835)	284,274
Other debt securities carried at fair value	36,524	261	(364)	36,421
Total debt securities carried at fair value (2)	318,632	3,262	(1,199)	320,695
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	59,766	486	(611)	59,641
Total debt securities	$378,398	$3,748	$(1,810)	$380,336
Available-for-sale marketable equity securities (3)	$336	$27	$—	$363

(1)	At December 31, 2015 and 2014, the underlying collateral type included approximately 71 percent and 76 percent prime, 15 percent and 14 percent Alt-A, and 14 percent and 10 percent subprime.

(2)
The Corporation had debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $146.2 billion and $53.4 billion, and a fair value of $145.5 billion and $53.2 billion at December 31, 2015. Debt securities from FNMA and FHLMC that exceeded 10 percent of shareholders’ equity had an amortized cost of $130.7 billion and $28.3 billion, and a fair value of $131.4 billion and $28.6 billion at December 31, 2014.

(3)	Classified in other assets on the Consolidated Balance Sheet.
At December 31, 2015, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $300 million, net of the related income tax benefit of $188 million. At December 31, 2015 and 2014, the Corporation had nonperforming AFS debt securities of $188 million and $161 million.

Bank of America 2015 159

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In 2015, the Corporation recorded unrealized mark-to-market net gains of $43 million and realized net losses of $313 million, compared to unrealized mark-to-market net gains of $1.2 billion and realized net gains of $275 million in 2014. These amounts exclude hedge results.

Other Debt Securities Carried at Fair Value

	December 31
(Dollars in millions)	2015	2014
Mortgage-backed securities:
Agency	$—	$15,704
Agency-collateralized mortgage obligations	7	—
Non-agency residential	3,490	3,745
Total mortgage-backed securities	3,497	19,449
U.S. Treasury and agency securities	—	1,541
Non-U.S. securities (1)	12,843	15,132
Other taxable securities, substantially all asset-backed securities	267	299
Total	$16,607	$36,421

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for 2015, 2014 and 2013 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2015	2014	2013
Gross gains	$1,118	$1,366	$1,302
Gross losses	(27)	(12)	(31)
Net gains on sales of AFS debt securities	$1,091	$1,354	$1,271
Income tax expense attributable to realized net gains on sales of AFS debt securities	$415	$515	$470

160 Bank of America 2015

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2015 and 2014.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	December 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$131,511	$(1,245)	$14,895	$(443)	$146,406	$(1,688)
Agency-collateralized mortgage obligations	1,271	(9)	1,637	(62)	2,908	(71)
Commercial	4,066	(61)	—	—	4,066	(61)
Non-agency residential	553	(5)	723	(32)	1,276	(37)
Total mortgage-backed securities	137,401	(1,320)	17,255	(537)	154,656	(1,857)
U.S. Treasury and agency securities	1,172	(5)	190	(4)	1,362	(9)
Non-U.S. securities	—	—	134	(3)	134	(3)
Corporate/Agency bonds	107	(3)	—	—	107	(3)
Other taxable securities, substantially all asset-backed securities	5,071	(69)	792	(17)	5,863	(86)
Total taxable securities	143,751	(1,397)	18,371	(561)	162,122	(1,958)
Tax-exempt securities	4,400	(12)	1,877	(21)	6,277	(33)
Total temporarily impaired AFS debt securities	148,151	(1,409)	20,248	(582)	168,399	(1,991)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	481	(19)	98	(14)	579	(33)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$148,632	$(1,428)	$20,346	$(596)	$168,978	$(2,024)

	December 31, 2014
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$1,366	$(8)	$43,118	$(585)	$44,484	$(593)
Agency-collateralized mortgage obligations	2,242	(19)	3,075	(60)	5,317	(79)
Non-agency residential	307	(3)	809	(41)	1,116	(44)
Total mortgage-backed securities	3,915	(30)	47,002	(686)	50,917	(716)
U.S. Treasury and agency securities	10,121	(22)	667	(10)	10,788	(32)
Non-U.S. securities	157	(9)	32	(2)	189	(11)
Corporate/Agency bonds	43	(1)	93	(1)	136	(2)
Other taxable securities, substantially all asset-backed securities	575	(3)	1,080	(19)	1,655	(22)
Total taxable securities	14,811	(65)	48,874	(718)	63,685	(783)
Tax-exempt securities	980	(1)	680	(18)	1,660	(19)
Total temporarily impaired AFS debt securities	15,791	(66)	49,554	(736)	65,345	(802)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	555	(33)	—	—	555	(33)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$16,346	$(99)	$49,554	$(736)	$65,900	$(835)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

Bank of America 2015 161

The Corporation recorded OTTI losses on AFS debt securities in 2015, 2014 and 2013 as presented in the Net Credit-related Impairment Losses Recognized in Earnings table. Substantially all OTTI losses in 2015, 2014 and 2013 consisted of credit losses on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income in the Consolidated Statement of Income. The credit losses on the RMBS in 2015 were driven by decreases in the estimated RMBS cash flows primarily due to a model change resulting in the refinement of expected cash flows.
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

Net Credit-related Impairment Losses Recognized in Earnings

(Dollars in millions)	2015	2014	2013
Total OTTI losses	$(111)	$(30)	$(21)
Less: non-credit portion of total OTTI losses recognized in OCI	30	14	1
Net credit-related impairment losses recognized in earnings	$(81)	$(16)	$(20)
The table below presents a rollforward of the credit losses recognized in earnings in 2015, 2014 and 2013 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of OTTI Credit Losses Recognized

(Dollars in millions)	2015	2014	2013
Balance, January 1	$200	$184	$243
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	52	14	6
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	29	2	14
Reductions for AFS debt securities matured, sold or intended to be sold	(15)	—	(79)
Balance, December 31	$266	$200	$184
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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at December 31, 2015.

Significant Assumptions

		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	12.6%	3.8%	25.5%
Loss severity	32.6	12.9	34.8
Life default rate	26.0	0.8	86.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Constant prepayment speed and loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers as measured using FICO scores, and geographic concentrations. The weighted-average severity by collateral type was 29.2 percent for prime, 31.4 percent for Alt-A and 42.9 percent for subprime at December 31, 2015. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 16.1 percent for prime, 28.0 percent for Alt-A and 27.2 percent for subprime at December 31, 2015.

162 Bank of America 2015

The expected maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2015 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	December 31, 2015
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$57	4.40%	$28,943	2.40%	$197,797	2.80%	$3,050	2.90%	$229,847	2.75%
Agency-collateralized mortgage obligations	157	1.10	3,077	2.20	7,702	2.80	—	—	10,936	2.61
Commercial	205	2.16	615	2.10	6,356	2.70	—	—	7,176	2.63
Non-agency residential	320	5.00	1,123	4.99	1,165	4.18	3,989	7.90	6,597	6.60
Total mortgage-backed securities	739	3.31	33,758	2.46	213,020	2.80	7,039	5.73	254,556	3.03
U.S. Treasury and agency securities	516	0.19	23,103	1.70	1,454	3.14	2	4.57	25,075	1.75
Non-U.S. securities	16,707	0.82	1,864	3.08	6	2.79	—	—	18,577	1.04
Corporate/Agency bonds	40	3.97	69	4.20	131	3.41	3	3.67	243	3.93
Other taxable securities, substantially all asset-backed securities	2,918	1.11	4,596	1.28	2,268	2.38	728	3.96	10,510	1.67
Total taxable securities	20,920	0.94	63,390	2.13	216,879	2.81	7,772	5.57	308,961	2.61
Tax-exempt securities	836	1.27	5,127	1.31	5,879	1.35	2,136	1.55	13,978	1.36
Total amortized cost of debt securities carried at fair value	$21,756	0.95	$68,517	2.06	$222,758	2.77	$9,908	4.70	$322,939	2.56
Amortized cost of HTM debt securities (2)	$568	0.01	$18,325	2.30	$62,978	2.50	$2,754	2.82	$84,625	2.45

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$59		$29,150		$196,720		$3,018		$228,947
Agency-collateralized mortgage obligations	157		3,056		7,779		—		10,992
Commercial	223		618		6,324		—		7,165
Non-agency residential	354		1,102		1,263		3,950		6,669
Total mortgage-backed securities	793		33,926		212,086		6,968		253,773
U.S. Treasury and agency securities	516		23,266		1,493		2		25,277
Non-U.S. securities	16,720		1,884		6		—		18,610
Corporate/Agency bonds	41		70		128		4		243
Other taxable securities, substantially all asset-backed securities	3,102		4,349		2,296		722		10,469
Total taxable securities	21,172		63,495		216,009		7,696		308,372
Tax-exempt securities	836		5,161		5,882		2,129		14,008
Total debt securities carried at fair value	$22,008		$68,656		$221,891		$9,825		$322,380
Fair value of HTM debt securities (2)	$569		$18,356		$62,360		$2,761		$84,046

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
Certain Corporate and Strategic Investments
The Corporation’s 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in All Other, had a carrying value of $3.0 billion and $3.1 billion at December 31, 2015 and 2014. For additional information, see Note 12 – Commitments and Contingencies.
In 2013, the Corporation sold its remaining investment in China Construction Bank Corporation (CCB) and realized a pretax gain of $753 million in All Other reported in equity investment income in the Consolidated Statement of Income. The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, extends through 2016.
The Corporation holds investments in partnerships that construct, own and operate real estate projects that qualify for low income housing tax credits. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects.

Total low income housing tax credit investments were $7.1 billion and $6.6 billion at December 31, 2015 and 2014. These investments are reported in other assets on the Consolidated Balance Sheet. The Corporation had unfunded commitments to provide capital contributions of $2.4 billion and $2.2 billion to these partnerships at December 31, 2015 and 2014, which are expected to be paid over the next five years. These commitments are reported in accrued expenses and other liabilities on the Consolidated Balance Sheet. During 2015 and 2014, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $928 million and $920 million, partially offset by pretax losses recognized in other income of $629 million and $601 million.

Bank of America 2015 163

NOTE 4 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2015 and 2014.

	December 31, 2015
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,603	$645	$3,834	$6,082	$139,763			$145,845
Home equity	225	104	719	1,048	47,216			48,264
Legacy Assets & Servicing portfolio
Residential mortgage (5)	1,656	890	6,019	8,565	21,435	$12,066		42,066
Home equity	310	163	1,030	1,503	21,562	4,619		27,684
Credit card and other consumer
U.S. credit card	454	332	789	1,575	88,027			89,602
Non-U.S. credit card	39	31	76	146	9,829			9,975
Direct/Indirect consumer (6)	227	62	42	331	88,464			88,795
Other consumer (7)	18	3	4	25	2,042			2,067
Total consumer	4,532	2,230	12,513	19,275	418,338	16,685		454,298
Consumer loans accounted for under the fair value option (8)							$1,871	1,871
Total consumer loans and leases	4,532	2,230	12,513	19,275	418,338	16,685	1,871	456,169
Commercial
U.S. commercial	444	148	332	924	251,847			252,771
Commercial real estate (9)	36	11	82	129	57,070			57,199
Commercial lease financing	169	32	22	223	27,147			27,370
Non-U.S. commercial	6	1	1	8	91,541			91,549
U.S. small business commercial	83	41	72	196	12,680			12,876
Total commercial	738	233	509	1,480	440,285			441,765
Commercial loans accounted for under the fair value option (8)							5,067	5,067
Total commercial loans and leases	738	233	509	1,480	440,285		5,067	446,832
Total loans and leases	$5,270	$2,463	$13,022	$20,755	$858,623	$16,685	$6,938	$903,001
Percentage of outstandings	0.59%	0.27%	1.44%	2.30%	95.08%	1.85%	0.77%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $1.7 billion and nonperforming loans of $379 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $1.0 billion and nonperforming loans of $297 million.

(2)	Consumer real estate includes fully-insured loans of $7.2 billion.

(3)	Consumer real estate includes $3.0 billion and direct/indirect consumer includes $21 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $2.3 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $42.6 billion, unsecured consumer lending loans of $886 million, U.S. securities-based lending loans of $39.8 billion, non-U.S. consumer loans of $3.9 billion, student loans of $564 million and other consumer loans of $1.0 billion.

(7)	Total outstandings includes consumer finance loans of $564 million, consumer leases of $1.4 billion and consumer overdrafts of $146 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.6 billion and home equity loans of $250 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.3 billion and non-U.S. commercial loans of $2.8 billion. For additional information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $53.6 billion and non-U.S. commercial real estate loans of $3.5 billion.

164 Bank of America 2015

	December 31, 2014
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,847	$700	$5,561	$8,108	$154,112			$162,220
Home equity	218	105	744	1,067	50,820			51,887
Legacy Assets & Servicing portfolio
Residential mortgage (5)	2,008	1,060	10,513	13,581	25,244	$15,152		53,977
Home equity	374	174	1,166	1,714	26,507	5,617		33,838
Credit card and other consumer
U.S. credit card	494	341	866	1,701	90,178			91,879
Non-U.S. credit card	49	39	95	183	10,282			10,465
Direct/Indirect consumer (6)	245	71	65	381	80,000			80,381
Other consumer (7)	11	2	2	15	1,831			1,846
Total consumer	5,246	2,492	19,012	26,750	438,974	20,769		486,493
Consumer loans accounted for under the fair value option (8)							$2,077	2,077
Total consumer loans and leases	5,246	2,492	19,012	26,750	438,974	20,769	2,077	488,570
Commercial
U.S. commercial	320	151	318	789	219,504			220,293
Commercial real estate (9)	138	16	288	442	47,240			47,682
Commercial lease financing	121	41	42	204	24,662			24,866
Non-U.S. commercial	5	4	—	9	80,074			80,083
U.S. small business commercial	88	45	94	227	13,066			13,293
Total commercial	672	257	742	1,671	384,546			386,217
Commercial loans accounted for under the fair value option (8)							6,604	6,604
Total commercial loans and leases	672	257	742	1,671	384,546		6,604	392,821
Total loans and leases	$5,918	$2,749	$19,754	$28,421	$823,520	$20,769	$8,681	$881,391
Percentage of outstandings	0.67%	0.31%	2.24%	3.22%	93.44%	2.36%	0.98%	100.00%

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

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.9 billion and home equity loans of $196 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.9 billion and non-U.S. commercial loans of $4.7 billion. For additional information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $45.2 billion and non-U.S. commercial real estate loans of $2.5 billion.
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $3.7 billion and $17.2 billion at December 31, 2015 and 2014, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2015 and 2014, $484 million and $800 million of such junior-lien home equity loans were included in nonperforming loans.
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At December 31, 2015, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $785 million of which $457 million were current on their contractual payments, while $285 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 80 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and more than 60 percent were discharged 24 months or more ago. As subsequent cash payments are received on these nonperforming loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

Bank of America 2015 165

During 2015, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $3.2 billion, including $1.4 billion of PCI loans, compared to $6.7 billion, including $1.9 billion of PCI loans, in 2014. The Corporation recorded recoveries related to these sales of $133 million and $407 million during 2015 and 2014. Gains related to these sales of $173 million and $247 million were recorded in other income in the Consolidated Statement of Income during 2015 and 2014.

The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at December 31, 2015 and 2014. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

Credit Quality

	December 31
	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	2015	2014	2015	2014
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,845	$2,398	$2,645	$3,942
Home equity	1,354	1,496	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (1)	2,958	4,491	4,505	7,465
Home equity	1,983	2,405	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	789	866
Non-U.S. credit card	n/a	n/a	76	95
Direct/Indirect consumer	24	28	39	64
Other consumer	1	1	3	1
Total consumer	8,165	10,819	8,057	12,433
Commercial
U.S. commercial	867	701	113	110
Commercial real estate	93	321	3	3
Commercial lease financing	12	3	17	41
Non-U.S. commercial	158	1	1	—
U.S. small business commercial	82	87	61	67
Total commercial	1,212	1,113	195	221
Total loans and leases	$9,377	$11,932	$8,252	$12,654

(1)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At December 31, 2015 and 2014, residential mortgage includes $4.3 billion and $7.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $2.9 billion and $4.1 billion of loans on which interest is still accruing.

n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum,

FICO scores are refreshed quarterly, and in many cases, more frequently. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

166 Bank of America 2015

The following tables present certain credit quality indicators for the Corporation’s Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2015 and 2014.

Consumer Real Estate – Credit Quality Indicators (1)

	December 31, 2015
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$109,869	$16,646	$8,655	$44,006	$15,666	$2,003
Greater than 90 percent but less than or equal to 100 percent	4,251	2,007	1,403	1,652	2,382	852
Greater than 100 percent	2,783	3,212	2,008	2,606	5,017	1,764
Fully-insured loans (5)	28,942	8,135	—	—	—	—
Total consumer real estate	$145,845	$30,000	$12,066	$48,264	$23,065	$4,619
Refreshed FICO score
Less than 620	$3,465	$4,408	$3,798	$1,898	$2,785	$729
Greater than or equal to 620 and less than 680	5,792	3,438	2,586	3,242	3,817	825
Greater than or equal to 680 and less than 740	22,017	5,605	3,187	9,203	6,527	1,356
Greater than or equal to 740	85,629	8,414	2,495	33,921	9,936	1,709
Fully-insured loans (5)	28,942	8,135	—	—	—	—
Total consumer real estate	$145,845	$30,000	$12,066	$48,264	$23,065	$4,619

(1)	Excludes $1.9 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.0 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	December 31, 2015
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,196	$—	$1,244	$217
Greater than or equal to 620 and less than 680	11,857	—	1,698	214
Greater than or equal to 680 and less than 740	34,270	—	10,955	337
Greater than or equal to 740	39,279	—	29,581	1,149
Other internal credit metrics (2, 3, 4)	—	9,975	45,317	150
Total credit card and other consumer	$89,602	$9,975	$88,795	$2,067

(1)	Twenty-seven percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $43.7 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $567 million of loans the Corporation no longer originates, primarily student loans.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2015, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)

	December 31, 2015
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$243,922	$56,688	$26,050	$87,905	$571
Reservable criticized	8,849	511	1,320	3,644	96
Refreshed FICO score (3)
Less than 620					184
Greater than or equal to 620 and less than 680					543
Greater than or equal to 680 and less than 740					1,627
Greater than or equal to 740					3,027
Other internal credit metrics (3, 4)					6,828
Total commercial	$252,771	$57,199	$27,370	$91,549	$12,876

(1)	Excludes $5.1 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $670 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2015, 98 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Bank of America 2015 167

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

168 Bank of America 2015

Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 178. For additional information, see Note 1 – Summary of Significant Accounting Principles.
Consumer Real Estate
Impaired consumer real estate loans within the Consumer Real Estate portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of consumer real estate loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of consumer real estate loans are done in accordance with the government’s Making Home Affordable Program (modifications under government programs) or the Corporation’s proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof.
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
Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $1.8 billion were included in TDRs at December 31, 2015, of which $785 million were classified as nonperforming and $765 million were loans fully-insured by the FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
A consumer real estate loan, excluding PCI loans which are reported separately, is not classified as impaired unless it is a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Consumer real estate TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan’s original effective interest rate, as discussed in the following paragraph. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, consumer real estate TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Consumer real estate loans that reached 180 days past due prior to modification had been charged off to their net realizable value, less costs to sell, before they were modified as TDRs in accordance with established policy. Therefore, modifications of consumer real estate loans that are 180 or more days past due as TDRs do not have an impact on the allowance for loan and lease losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after they have been modified in a TDR.
The net present value of the estimated cash flows used to measure impairment is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV, or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation’s historical experience as adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs including redefaults subsequent to modification, a loan’s default history prior to modification and the change in borrower payments post-modification.
At December 31, 2015 and 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $444 million and $630 million at December 31, 2015 and 2014. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process as of December 31, 2015 was $5.8 billion. During 2015 and 2014, the Corporation reclassified $2.1 billion and $1.9 billion of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected on the Consolidated Statement of Cash Flows.

Bank of America 2015 169

The table below provides the unpaid principal balance, carrying value and related allowance at December 31, 2015 and 2014, and the average carrying value and interest income recognized for 2015, 2014 and 2013 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment, and includes primarily loans managed by Legacy Assets & Servicing (LAS). Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate

	December 31, 2015			December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage	$14,888	$11,901	$—	$19,710	$15,605	$—
Home equity	3,545	1,775	—	3,540	1,630	—
With an allowance recorded
Residential mortgage	$6,624	$6,471	$399	$7,861	$7,665	$531
Home equity	1,047	911	235	852	728	196
Total
Residential mortgage	$21,512	$18,372	$399	$27,571	$23,270	$531
Home equity	4,592	2,686	235	4,392	2,358	196

	2015		2014		2013
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$13,867	$403	$15,065	$490	$16,625	$621
Home equity	1,777	89	1,486	87	1,245	76
With an allowance recorded
Residential mortgage	$7,290	$236	$10,826	$411	$13,926	$616
Home equity	785	24	743	25	912	41
Total
Residential mortgage	$21,157	$639	$25,891	$901	$30,551	$1,237
Home equity	2,562	113	2,229	112	2,157	117

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

170 Bank of America 2015

The table below presents the December 31, 2015, 2014 and 2013 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during 2015, 2014 and 2013, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are primarily managed by LAS.

Consumer Real Estate – TDRs Entered into During 2015, 2014 and 2013 (1)

	December 31, 2015				2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$2,986	$2,655	4.98%	4.43%	$97
Home equity	1,019	775	3.54	3.17	84
Total	$4,005	$3,430	4.61	4.11	$181

	December 31, 2014				2014
Residential mortgage	$5,940	$5,120	5.28%	4.93%	$72
Home equity	863	592	4.00	3.33	99
Total	$6,803	$5,712	5.12	4.73	$171

	December 31, 2013				2013
Residential mortgage	$11,233	$10,016	5.30%	4.27%	$235
Home equity	878	521	5.29	3.92	192
Total	$12,111	$10,537	5.30	4.24	$427

(1)	During 2015, 2014 and 2013, the Corporation forgave principal of $396 million, $53 million and $467 million, respectively, related to residential mortgage loans in connection with TDRs.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at December 31, 2015, 2014 and 2013 due to sales and other dispositions.

Bank of America 2015 171

The table below presents the December 31, 2015, 2014 and 2013 carrying value for consumer real estate loans that were modified in a TDR during 2015, 2014 and 2013, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During 2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$408	$23	$431
Principal and/or interest forbearance	4	7	11
Other modifications (1)	46	—	46
Total modifications under government programs	458	30	488
Modifications under proprietary programs
Contractual interest rate reduction	191	28	219
Capitalization of past due amounts	69	10	79
Principal and/or interest forbearance	124	44	168
Other modifications (1)	34	95	129
Total modifications under proprietary programs	418	177	595
Trial modifications	1,516	452	1,968
Loans discharged in Chapter 7 bankruptcy (2)	263	116	379
Total modifications	$2,655	$775	$3,430

	TDRs Entered into During 2014
Modifications under government programs
Contractual interest rate reduction	$643	$56	$699
Principal and/or interest forbearance	16	18	34
Other modifications (1)	98	1	99
Total modifications under government programs	757	75	832
Modifications under proprietary programs
Contractual interest rate reduction	244	22	266
Capitalization of past due amounts	71	2	73
Principal and/or interest forbearance	66	75	141
Other modifications (1)	40	47	87
Total modifications under proprietary programs	421	146	567
Trial modifications	3,421	182	3,603
Loans discharged in Chapter 7 bankruptcy (2)	521	189	710
Total modifications	$5,120	$592	$5,712

	TDRs Entered into During 2013
Modifications under government programs
Contractual interest rate reduction	$1,815	$48	$1,863
Principal and/or interest forbearance	35	24	59
Other modifications (1)	100	—	100
Total modifications under government programs	1,950	72	2,022
Modifications under proprietary programs
Contractual interest rate reduction	2,799	40	2,839
Capitalization of past due amounts	132	2	134
Principal and/or interest forbearance	469	17	486
Other modifications (1)	105	25	130
Total modifications under proprietary programs	3,505	84	3,589
Trial modifications	3,410	87	3,497
Loans discharged in Chapter 7 bankruptcy (2)	1,151	278	1,429
Total modifications	$10,016	$521	$10,537

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

172 Bank of America 2015

The table below presents the carrying value of consumer real estate loans that entered into payment default during 2015, 2014 and 2013 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Consumer Real Estate – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months

	2015
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value (1)
Modifications under government programs	$452	$5	$457
Modifications under proprietary programs	263	24	287
Loans discharged in Chapter 7 bankruptcy (2)	238	47	285
Trial modifications (3)	2,997	181	3,178
Total modifications	$3,950	$257	$4,207

	2014
Modifications under government programs	$696	$4	$700
Modifications under proprietary programs	714	12	726
Loans discharged in Chapter 7 bankruptcy (2)	481	70	551
Trial modifications	2,231	56	2,287
Total modifications	$4,122	$142	$4,264

	2013
Modifications under government programs	$454	$2	$456
Modifications under proprietary programs	1,117	4	1,121
Loans discharged in Chapter 7 bankruptcy (2)	964	30	994
Trial modifications	4,376	14	4,390
Total modifications	$6,911	$50	$6,961

(1)
Includes loans with a carrying value of $1.8 billion, $2.0 billion and $2.4 billion that entered into payment default during 2015, 2014 and 2013, respectively, but were no longer held by the Corporation as of December 31, 2015, 2014 and 2013 due to sales and other dispositions.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(3)	Includes $1.7 billion of trial modification offers made in connection with the 2014 settlement with the U.S. Department of Justice to which the customer has not responded for 2015.
Credit Card and Other Consumer
Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal, local and international laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In addition, the accounts of non-U.S. credit card customers who do not qualify for a fixed payment plan may have their interest rates reduced, as required by certain local jurisdictions. These modifications, which are also TDRs, tend to experience higher payment default rates given that the borrowers may lack the ability to repay even with the interest rate reduction. In substantially all cases, the customer’s available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The Corporation classifies other secured consumer loans that have been discharged in Chapter 7 bankruptcy as TDRs which are written down to collateral value and placed on nonaccrual status no later than the time of discharge. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
All credit card and substantially all other consumer loans that have been modified in TDRs remain on accrual status until the loan is either paid in full or charged off, which occurs no later than the end of the month in which the loan becomes 180 days past due or generally at 120 days past due for a loan that has been placed on a fixed payment plan.
The allowance for impaired credit card and substantially all other consumer loans is based on the present value of projected cash flows, which incorporates the Corporation’s historical payment default and loss experience on modified loans, discounted using the portfolio’s average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, delinquency status, economic trends and credit scores.

Bank of America 2015 173

The table below provides the unpaid principal balance, carrying value and related allowance at December 31, 2015 and 2014, and the average carrying value and interest income recognized for 2015, 2014 and 2013 on the Corporation’s renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

	December 31, 2015			December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With no recorded allowance
Direct/Indirect consumer	$50	$21	$—	$59	$25	$—
With an allowance recorded
U.S. credit card	$598	$611	$176	$804	$856	$207
Non-U.S. credit card	109	126	70	132	168	108
Direct/Indirect consumer	17	21	4	76	92	24
Total
U.S. credit card	$598	$611	$176	$804	$856	$207
Non-U.S. credit card	109	126	70	132	168	108
Direct/Indirect consumer	67	42	4	135	117	24

	2015		2014		2013
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$22	$—	$27	$—	$42	$—
Other consumer	—	—	33	2	34	2
With an allowance recorded
U.S. credit card	$749	$43	$1,148	$71	$2,144	$134
Non-U.S. credit card	145	4	210	6	266	7
Direct/Indirect consumer	51	3	180	9	456	24
Other consumer	—	—	23	1	28	2
Total
U.S. credit card	$749	$43	$1,148	$71	$2,144	$134
Non-U.S. credit card	145	4	210	6	266	7
Direct/Indirect consumer	73	3	207	9	498	24
Other consumer	—	—	56	3	62	4

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio at December 31, 2015 and 2014.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type

	December 31
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
U.S. credit card	$313	$450	$296	$397	$2	$9	$611	$856	88.74%	84.99%
Non-U.S. credit card	21	41	10	16	95	111	126	168	44.25	47.56
Direct/Indirect consumer	11	50	7	34	24	33	42	117	89.12	85.21
Total renegotiated TDRs	$345	$541	$313	$447	$121	$153	$779	$1,141	81.55	79.51

(1)	Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

174 Bank of America 2015

The table below provides information on the Corporation’s renegotiated TDR portfolio including the December 31, 2015, 2014 and 2013 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2015, 2014 and 2013, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During 2015, 2014 and 2013

	December 31, 2015				2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$205	$218	17.07%	5.08%	$26
Non-U.S. credit card	74	86	24.05	0.53	63
Direct/Indirect consumer	19	12	5.95	5.19	9
Total	$298	$316	18.58	3.84	$98

	December 31, 2014				2014
U.S. credit card	$276	$301	16.64%	5.15%	$37
Non-U.S. credit card	91	106	24.90	0.68	91
Direct/Indirect consumer	27	19	8.66	4.90	14
Total	$394	$426	18.32	4.03	$142

	December 31, 2013				2013
U.S. credit card	$299	$329	16.84%	5.84%	$30
Non-U.S. credit card	134	147	25.90	0.95	138
Direct/Indirect consumer	47	38	11.53	4.74	15
Other consumer	8	8	9.28	5.25	—
Total	$488	$522	18.89	4.37	$183

(1)	Includes accrued interest and fees.
The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during 2015, 2014 and 2013.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type

	2015
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$134	$84	$—	$218
Non-U.S. credit card	3	4	79	86
Direct/Indirect consumer	1	—	11	12
Total renegotiated TDRs	$138	$88	$90	$316

	2014
U.S. credit card	$196	$105	$—	$301
Non-U.S. credit card	6	6	94	106
Direct/Indirect consumer	4	2	13	19
Total renegotiated TDRs	$206	$113	$107	$426

	2013
U.S. credit card	$192	$137	$—	$329
Non-U.S. credit card	16	9	122	147
Direct/Indirect consumer	15	8	15	38
Other consumer	8	—	—	8
Total renegotiated TDRs	$231	$154	$137	$522

(1)	Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Bank of America 2015 175

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 88 percent of new non-U.S. credit card TDRs and 12 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during 2015, 2014 and 2013 that had been modified in a TDR during the preceding 12 months were $43 million, $56 million and $61 million for U.S. credit card, $152 million, $200 million and $236 million for non-U.S. credit card, and $3 million, $5 million and $12 million for direct/indirect consumer.
Commercial Loans
Impaired commercial loans, which include nonperforming loans and TDRs (both performing and nonperforming), are primarily measured based on the present value of payments expected to be received, discounted at the loan’s original effective interest rate. Commercial impaired loans may also be measured based on observable market prices or, for loans that are solely dependent on the collateral for repayment, the estimated fair value of collateral, less costs to sell. If the carrying value of a loan exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses.
Modifications of loans to commercial borrowers that are experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing the borrower with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique and reflects the individual circumstances of the borrower. Modifications that result in a TDR may include extensions of maturity at a concessionary (below market) rate of interest, payment forbearances or other actions designed to benefit the customer while mitigating the Corporation’s risk exposure. Reductions in interest rates are rare. Instead, the interest rates are typically increased, although the increased rate may not represent a market rate of interest. Infrequently, concessions may also include principal forgiveness in connection with foreclosure, short sale or other settlement agreements leading to termination or sale of the loan.
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
At December 31, 2015 and 2014, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $15 million and $67 million at December 31, 2015 and 2014.

176 Bank of America 2015

The table below provides the unpaid principal balance, carrying value and related allowance at December 31, 2015 and 2014, and the average carrying value and interest income recognized for 2015, 2014 and 2013 for impaired loans in the Corporation’s Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	December 31, 2015			December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial	$566	$541	$—	$668	$650	$—
Commercial real estate	82	77	—	60	48	—
Non-U.S. commercial	4	4	—	—	—	—
With an allowance recorded
U.S. commercial	$1,350	$1,157	$115	$1,139	$839	$75
Commercial real estate	328	107	11	678	495	48
Non-U.S. commercial	531	381	56	47	44	1
U.S. small business commercial (1)	105	101	35	133	122	35
Total
U.S. commercial	$1,916	$1,698	$115	$1,807	$1,489	$75
Commercial real estate	410	184	11	738	543	48
Non-U.S. commercial	535	385	56	47	44	1
U.S. small business commercial (1)	105	101	35	133	122	35

	2015		2014		2013
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$688	$14	$546	$12	$442	$6
Commercial real estate	75	1	166	3	269	3
Non-U.S. commercial	29	1	15	—	28	—
With an allowance recorded
U.S. commercial	$953	$48	$1,198	$51	$1,553	$47
Commercial real estate	216	7	632	16	1,148	28
Non-U.S. commercial	125	7	52	3	109	5
U.S. small business commercial (1)	109	1	151	3	236	6
Total
U.S. commercial	$1,641	$62	$1,744	$63	$1,995	$53
Commercial real estate	291	8	798	19	1,417	31
Non-U.S. commercial	154	8	67	3	137	5
U.S. small business commercial (1)	109	1	151	3	236	6

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

Bank of America 2015 177

The table below presents the December 31, 2015, 2014 and 2013 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during 2015, 2014 and 2013, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During 2015, 2014 and 2013

	December 31, 2015		2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$853	$779	$28
Commercial real estate	42	42	—
Non-U.S. commercial	329	326	—
U.S. small business commercial (1)	14	11	3
Total	$1,238	$1,158	$31

	December 31, 2014		2014
U.S. commercial	$818	$785	$49
Commercial real estate	346	346	8
Non-U.S. commercial	44	43	—
U.S. small business commercial (1)	3	3	—
Total	$1,211	$1,177	$57

	December 31, 2013		2013
U.S. commercial	$926	$910	$33
Commercial real estate	483	425	3
Non-U.S. commercial	61	44	7
U.S. small business commercial (1)	8	9	1
Total	$1,478	$1,388	$44

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $105 million, $103 million and $55 million for U.S. commercial and $25 million, $211 million and $128 million for commercial real estate at December 31, 2015, 2014 and 2013, respectively.

Purchased Credit-impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments.
The following table shows activity for the accretable yield on PCI loans, which include the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the 2013 settlement with FNMA. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during 2015 and 2014 were primarily due to lower expected loss rates and a decrease in the forecasted prepayment speeds. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield

(Dollars in millions)
Accretable yield, January 1, 2014	$6,694
Accretion	(1,061)
Disposals/transfers	(506)
Reclassifications from nonaccretable difference	481
Accretable yield, December 31, 2014	5,608
Accretion	(861)
Disposals/transfers	(465)
Reclassifications from nonaccretable difference	287
Accretable yield, December 31, 2015	$4,569
During 2015, the Corporation sold PCI loans with a carrying value of $1.4 billion, which excludes the related allowance of $234 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.
Loans Held-for-sale
The Corporation had LHFS of $7.5 billion and $12.8 billion at December 31, 2015 and 2014. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $41.2 billion, $40.1 billion and $81.0 billion for 2015, 2014 and 2013, respectively. Cash used for originations and purchases of LHFS totaled $38.7 billion, $40.1 billion and $65.7 billion for 2015, 2014 and 2013, respectively.

178 Bank of America 2015

NOTE 5 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for 2015, 2014 and 2013.

	2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total Allowance
Allowance for loan and lease losses, January 1	$5,935	$4,047	$4,437	$14,419
Loans and leases charged off	(1,841)	(3,620)	(644)	(6,105)
Recoveries of loans and leases previously charged off	732	813	222	1,767
Net charge-offs	(1,109)	(2,807)	(422)	(4,338)
Write-offs of PCI loans	(808)	—	—	(808)
Provision for loan and lease losses	(70)	2,278	835	3,043
Other (1)	(34)	(47)	(1)	(82)
Allowance for loan and lease losses, December 31	3,914	3,471	4,849	12,234
Reserve for unfunded lending commitments, January 1	—	—	528	528
Provision for unfunded lending commitments	—	—	118	118
Reserve for unfunded lending commitments, December 31	—	—	646	646
Allowance for credit losses, December 31	$3,914	$3,471	$5,495	$12,880

	2014
Allowance for loan and lease losses, January 1	$8,518	$4,905	$4,005	$17,428
Loans and leases charged off	(2,219)	(4,149)	(658)	(7,026)
Recoveries of loans and leases previously charged off	1,426	871	346	2,643
Net charge-offs	(793)	(3,278)	(312)	(4,383)
Write-offs of PCI loans	(810)	—	—	(810)
Provision for loan and lease losses	(976)	2,458	749	2,231
Other (1)	(4)	(38)	(5)	(47)
Allowance for loan and lease losses, December 31	5,935	4,047	4,437	14,419
Reserve for unfunded lending commitments, January 1	—	—	484	484
Provision for unfunded lending commitments	—	—	44	44
Reserve for unfunded lending commitments, December 31	—	—	528	528
Allowance for credit losses, December 31	$5,935	$4,047	$4,965	$14,947

	2013
Allowance for loan and lease losses, January 1	$14,933	$6,140	$3,106	$24,179
Loans and leases charged off	(3,766)	(5,495)	(1,108)	(10,369)
Recoveries of loans and leases previously charged off	879	1,141	452	2,472
Net charge-offs	(2,887)	(4,354)	(656)	(7,897)
Write-offs of PCI loans	(2,336)	—	—	(2,336)
Provision for loan and lease losses	(1,124)	3,139	1,559	3,574
Other (1)	(68)	(20)	(4)	(92)
Allowance for loan and lease losses, December 31	8,518	4,905	4,005	17,428
Reserve for unfunded lending commitments, January 1	—	—	513	513
Provision for unfunded lending commitments	—	—	(18)	(18)
Other	—	—	(11)	(11)
Reserve for unfunded lending commitments, December 31	—	—	484	484
Allowance for credit losses, December 31	$8,518	$4,905	$4,489	$17,912

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.
In 2015, 2014 and 2013, for the PCI loan portfolio, the Corporation recorded a provision benefit of $40 million, $31 million and $707 million, respectively. Write-offs in the PCI loan portfolio totaled $808 million, $810 million and $2.3 billion during 2015, 2014 and 2013, respectively. Write-offs included $234 million, $317 million and $414 million associated with the sale of PCI loans during 2015, 2014 and 2013, respectively. Write-offs in

2013 also included certain PCI loans that were ineligible for the National Mortgage Settlement, but had characteristics similar to the eligible loans, and the expectation of future cash proceeds was considered remote. The valuation allowance associated with the PCI loan portfolio was $804 million, $1.7 billion and $2.5 billion at December 31, 2015, 2014 and 2013, respectively.

Bank of America 2015 179

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2015 and 2014.

Allowance and Carrying Value by Portfolio Segment

	December 31, 2015
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$634	$250	$217	$1,101
Carrying value (3)	21,058	779	2,368	24,205
Allowance as a percentage of carrying value	3.01%	32.09%	9.16%	4.55%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$2,476	$3,221	$4,632	$10,329
Carrying value (3, 4)	226,116	189,660	439,397	855,173
Allowance as a percentage of carrying value (4)	1.10%	1.70%	1.05%	1.21%
Purchased credit-impaired loans
Valuation allowance	$804	n/a	n/a	$804
Carrying value gross of valuation allowance	16,685	n/a	n/a	16,685
Valuation allowance as a percentage of carrying value	4.82%	n/a	n/a	4.82%
Total
Allowance for loan and lease losses	$3,914	$3,471	$4,849	$12,234
Carrying value (3, 4)	263,859	190,439	441,765	896,063
Allowance as a percentage of carrying value (4)	1.48%	1.82%	1.10%	1.37%

	December 31, 2014
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$727	$339	$159	$1,225
Carrying value (3)	25,628	1,141	2,198	28,967
Allowance as a percentage of carrying value	2.84%	29.71%	7.23%	4.23%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$3,556	$3,708	$4,278	$11,542
Carrying value (3, 4)	255,525	183,430	384,019	822,974
Allowance as a percentage of carrying value (4)	1.39%	2.02%	1.11%	1.40%
Purchased credit-impaired loans
Valuation allowance	$1,652	n/a	n/a	$1,652
Carrying value gross of valuation allowance	20,769	n/a	n/a	20,769
Valuation allowance as a percentage of carrying value	7.95%	n/a	n/a	7.95%
Total
Allowance for loan and lease losses	$5,935	$4,047	$4,437	$14,419
Carrying value (3, 4)	301,922	184,571	386,217	872,710
Allowance as a percentage of carrying value (4)	1.97%	2.19%	1.15%	1.65%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $35 million related to impaired U.S. small business commercial at both December 31, 2015 and 2014.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $6.9 billion and $8.7 billion at December 31, 2015 and 2014.
n/a = not applicable

180 Bank of America 2015

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes variable interest entities (VIEs) in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation’s utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles.
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2015 and 2014, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2015 and 2014 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs to hold collateral. These securities and loans are included in Note 3 – Securities or Note 4 – Outstanding Loans and Leases. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables in this Note.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2015 or 2014 that it was not previously contractually required to provide, nor does it intend to do so.
First-lien Mortgage Securitizations
First-lien Mortgages
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of RMBS guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or Government National Mortgage Association (GNMA) primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase and the Corporation may also securitize loans held in its residential mortgage portfolio. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for 2015 and 2014.

First-lien Mortgage Securitizations

	Residential Mortgage
	Agency		Non-agency - Subprime		Commercial Mortgage
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Cash proceeds from new securitizations (1)	$27,164	$36,905	$—	$809	$7,945	$5,710
Gain on securitizations (2)	894	371	—	49	49	68

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $750 million and $715 million, net of hedges, during 2015 and 2014, are not included in the table above.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $22.3 billion and $5.4 billion in connection with first-lien mortgage securitizations in 2015 and 2014. The receipt of these securities represents non-cash operating and investing activities and, accordingly, is not reflected on the Consolidated Statement of Cash Flows. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During 2015 and 2014, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced,

including securitizations where the Corporation has continuing involvement, were $1.4 billion and $1.8 billion in 2015 and 2014. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $7.8 billion and $10.4 billion at December 31, 2015 and 2014. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During 2015 and 2014, $3.7 billion and $5.2 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing

Bank of America 2015 181

GNMA securities. For more information on MSRs, see Note 23 – Mortgage Servicing Rights.
During 2015, the Corporation deconsolidated agency residential mortgage securitization vehicles with total assets of $4.5 billion following the sale of retained interests to third parties, after which the Corporation no longer had the unilateral ability to liquidate the vehicles. Gains on sale of $287 million were recorded in other income in the Consolidated Statement of Income.
The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2015 and 2014.

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31		December 31						December 31
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Unconsolidated VIEs
Maximum loss exposure (1)	$28,188	$14,918	$1,027	$1,288	$2,905	$3,167	$622	$710	$326	$352
On-balance sheet assets
Senior securities held (2):
Trading account assets	$1,297	$584	$42	$3	$94	$14	$99	$81	$59	$54
Debt securities carried at fair value	24,369	13,473	613	816	2,479	2,811	340	383	—	76
Held-to-maturity securities	2,507	837	—	—	—	—	—	—	37	42
Subordinate securities held (2):
Trading account assets	—	—	1	—	37	—	2	1	22	58
Debt securities carried at fair value	—	—	12	12	3	5	28	—	54	58
Held-to-maturity securities	—	—	—	—	—	—	—	—	13	15
Residual interests held	—	—	—	10	—	—	—	—	48	22
All other assets (3)	15	24	40	56	—	1	153	245	—	—
Total retained positions	$28,188	$14,918	$708	$897	$2,613	$2,831	$622	$710	$233	$325
Principal balance outstanding (4)	$313,613	$397,055	$16,087	$20,167	$27,854	$32,592	$40,848	$50,054	$34,243	$20,593

Consolidated VIEs
Maximum loss exposure (1)	$26,878	$38,345	$65	$77	$232	$206	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,101	$1,538	$—	$—	$188	$30	$—	$—	$—	$—
Loans and leases	25,328	36,187	111	130	675	768	—	—	—	—
Allowance for loan and lease losses	—	(2)	—	—	—	—	—	—	—	—
All other assets	449	623	—	6	54	15	—	—	—	—
Total assets	$26,878	$38,346	$111	$136	$917	$813	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$—	$1	$46	$56	$840	$770	$—	$—	$—	$—
All other liabilities	1	—	—	3	—	13	—	—	—	—
Total liabilities	$1	$1	$46	$59	$840	$783	$—	$—	$—	$—

(1)
Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 23 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $222 million and $635 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $222 million and $635 million, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at December 31, 2015 and 2014.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.

182 Bank of America 2015

Other Asset-backed Securitizations

The table below summarizes select information related to home equity loan, credit card and other asset-backed VIEs in which the Corporation held a variable interest at December 31, 2015 and 2014.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity Loan (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
	December 31
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Unconsolidated VIEs
Maximum loss exposure	$3,988	$4,801	$—	$—	$13,043	$8,569	$1,572	$2,100	$63	$77
On-balance sheet assets
Senior securities held (4, 5):
Trading account assets	$—	$12	$—	$—	$1,248	$767	$2	$25	$—	$6
Debt securities carried at fair value	—	—	—	—	4,341	6,945	—	—	53	61
Held-to-maturity securities	—	—	—	—	7,367	740	—	—	—	—
Subordinate securities held (4, 5):
Trading account assets	—	2	—	—	17	44	—	—	—	—
Debt securities carried at fair value	57	39	—	—	70	73	—	—	—	—
All other assets	—	—	—	—	—	—	—	—	10	10
Total retained positions	$57	$53	$—	$—	$13,043	$8,569	$2	$25	$63	$77
Total assets of VIEs (6)	$5,883	$6,362	$—	$—	$35,362	$28,065	$2,518	$3,314	$314	$1,276

Consolidated VIEs
Maximum loss exposure	$231	$991	$32,678	$43,139	$354	$654	$1,973	$2,440	$—	$92
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$771	$1,295	$1,984	$2,452	$—	$—
Loans and leases	321	1,014	43,194	53,068	—	—	—	—	—	—
Allowance for loan and lease losses	(18)	(56)	(1,293)	(1,904)	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	—	—	—	—	—	555
All other assets	20	33	342	392	—	—	1	—	—	54
Total assets	$323	$991	$42,243	$51,556	$771	$1,295	$1,985	$2,452	$—	$609
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$681	$1,032	$—	$—
Long-term debt	183	1,076	9,550	8,401	417	641	12	12	—	516
All other liabilities	—	—	15	16	—	—	—	—	—	1
Total liabilities	$183	$1,076	$9,565	$8,417	$417	$641	$693	$1,044	$—	$517

(1)
For unconsolidated home equity loan VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated home equity loan VIEs, the maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees.

(2)	At December 31, 2015 and 2014, loans and leases in the consolidated credit card trust included $24.7 billion and $36.9 billion of seller’s interest.

(3)	At December 31, 2015 and 2014, all other assets in the consolidated credit card trust included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

(4)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2015 and 2014, there were no OTTI losses recorded on those securities classified as AFS or HTM debt securities.

(5)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(6)	Total assets include loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.

Bank of America 2015 183

Home Equity Loans
The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during 2015 and 2014, and all of the home equity trusts that hold revolving home equity lines of credit (HELOCs) have entered the rapid amortization phase.
The maximum loss exposure in the table above includes the Corporation’s obligation to provide subordinate funding to the consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization phase. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At December 31, 2015 and 2014, home equity loan securitizations in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $4.0 billion and $5.8 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $7 million and $39 million at December 31, 2015 and 2014, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows.
During 2015, the Corporation deconsolidated several home equity line of credit trusts with total assets of $488 million and total liabilities of $611 million as its obligation to provide subordinated funding is no longer considered to be a potentially significant variable interest in the trusts following a decline in the amount of credit available to be drawn by borrowers. In connection with deconsolidation, the Corporation recorded a gain of $123 million in other income in the Consolidated Statement of Income. The derecognition of assets and liabilities represents non-cash investing and financing activities and, accordingly, is not reflected on the Consolidated Statement of Cash Flows.
Credit Card Securitizations
The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trust includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including senior and subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The seller’s interest in the trust, which is pari passu to the investors’ interest, is classified in loans and leases.
During 2015, $2.3 billion of new senior debt securities were issued to third-party investors from the credit card securitization trust compared to $4.1 billion issued during 2014.
The Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.5 billion and $7.4 billion at December 31, 2015 and 2014. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $371 million of these subordinate securities issued during 2015 and $662 million issued during 2014.
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
The Corporation resecuritized $30.7 billion and $14.4 billion of securities in 2015 and 2014. Resecuritizations in 2014 included $1.5 billion of AFS debt securities, and gains on sale of $71 million were recorded. There were no resecuritizations of AFS debt securities during 2015. Other securities transferred into resecuritization vehicles during 2015 and 2014 were measured at fair value with changes in fair value recorded in trading account profits or other income prior to the resecuritization and no gain or loss on sale was recorded. Resecuritization proceeds included securities with an initial fair value of $9.8 billion and $4.6 billion, including $6.9 billion and $747 million which were subsequently classified as HTM during 2015 and 2014. All of these securities were classified as Level 2 within the fair value hierarchy.
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
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.6 billion and $2.1 billion at December 31, 2015 and 2014. The weighted-average remaining life of bonds held in the trusts at December 31, 2015 was 7.4 years. There were no material write-downs or downgrades of assets or issuers during 2015 and 2014.
Automobile and Other Securitization Trusts
The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At December 31, 2015 and 2014, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $314 million and $1.9 billion, including trusts collateralized by automobile loans of $125 million and $400 million, other loans of $189 million and $876 million, and student loans of $0 and $609 million.
During 2015, the Corporation deconsolidated a student loan trust with total assets of $515 million and total liabilities of $449

184 Bank of America 2015

million following the transfer of servicing and sale of retained interests to third parties. No gain or loss was recorded as a result of the deconsolidation. The derecognition of assets and liabilities represents non-cash investing and financing activities and, accordingly, is not reflected on the Consolidated Statement of Cash Flows.

Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2015 and 2014.

Other VIEs

	December 31
	2015			2014
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$6,295	$12,916	$19,211	$7,981	$12,391	$20,372
On-balance sheet assets
Trading account assets	$2,300	$366	$2,666	$1,575	$355	$1,930
Debt securities carried at fair value	—	126	126	—	483	483
Loans and leases	3,317	3,389	6,706	4,020	2,693	6,713
Allowance for loan and lease losses	(9)	(23)	(32)	(6)	—	(6)
Loans held-for-sale	284	1,025	1,309	1,267	814	2,081
All other assets	664	6,925	7,589	1,646	6,658	8,304
Total	$6,556	$11,808	$18,364	$8,502	$11,003	$19,505
On-balance sheet liabilities
Long-term debt (1)	$3,025	$—	$3,025	$1,834	$—	$1,834
All other liabilities	5	2,697	2,702	105	2,643	2,748
Total	$3,030	$2,697	$5,727	$1,939	$2,643	$4,582
Total assets of VIEs	$6,556	$40,894	$47,450	$8,502	$41,467	$49,969

(1)	Includes $2.8 billion and $1.4 billion of long-term debt at December 31, 2015 and 2014 issued by other consolidated VIEs, which has recourse to the general credit of the Corporation.
During 2015, the Corporation consolidated certain customer vehicles after redeeming long-term debt owed to the vehicles and acquiring a controlling financial interest in the vehicles. The Corporation also deconsolidated certain investment vehicles following the sale or disposition of variable interests. These actions resulted in a net decrease in long-term debt of $1.2 billion which represents a non-cash financing activity and, accordingly, is not reflected on the Consolidated Statement of Cash Flows. No gain or loss was recorded as a result of the consolidation or deconsolidation of these VIEs.
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
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $3.9 billion and $4.7 billion at December 31, 2015 and 2014, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $691 million and $658 million at December 31, 2015 and 2014, that are included in the table above.
Collateralized Debt Obligation Vehicles
The Corporation receives fees for structuring CDO vehicles, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO vehicles fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of CDS to synthetically create exposure to fixed-income securities. CLOs, which are a subset of CDOs, hold pools of loans, typically corporate loans. CDOs are typically managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a CDS counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO.

Bank of America 2015 185

The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $543 million and $780 million at December 31, 2015 and 2014. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.
At December 31, 2015, the Corporation had $922 million of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation’s behalf. For additional information, see Note 12 – Commitments and Contingencies.
Investment Vehicles
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2015 and 2014, the Corporation’s consolidated investment vehicles had total assets of $397 million and $1.1 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $14.7 billion and $11.2 billion at December 31, 2015 and 2014. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $5.1 billion at both December 31, 2015 and 2014 comprised primarily of on-balance sheet assets less non-recourse liabilities.
The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $150 million and $660 million, including a funded balance of $122 million and $431 million at December 31, 2015 and 2014, which were classified in other debt securities carried at fair value.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $2.8 billion and $3.3 billion at December 31, 2015 and 2014. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Real Estate Vehicles
The Corporation held investments in unconsolidated real estate vehicles with total assets of $6.6 billion and $6.2 billion at December 31, 2015 and 2014, which primarily consisted of investments in unconsolidated limited partnerships that construct, own and operate affordable rental housing and commercial real estate projects. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

186 Bank of America 2015

NOTE 7 Representations and Warranties Obligations and Corporate Guarantees
Background
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
The liability for representations and warranties exposures and the corresponding estimated range of possible loss are based upon currently available information, significant judgment, and a number of factors and assumptions, including those discussed in Liability for Representations and Warranties and Corporate Guarantees in this Note, that are subject to change. Changes to any one of these factors could significantly impact the liability for representations and warranties exposures and the corresponding estimated range of possible loss and could have a material adverse impact on the Corporation’s results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.
Settlement Actions
The Corporation has vigorously contested any request for repurchase where it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, the Corporation has reached bulk settlements, including various settlements with the GSEs, and including settlement amounts which have been significant, with counterparties in lieu of a loan-by-loan review process. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, which may be addressed separately. The Corporation’s liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation’s results of operations or liquidity for any particular reporting period. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. The following provides a summary of the settlement with The Bank of New York Mellon (BNY Mellon); the conditions of the settlement have now been fully satisfied.
Settlement with the Bank of New York Mellon, as Trustee
On April 22, 2015, the New York County Supreme Court entered final judgment approving the BNY Mellon Settlement. In October 2015, BNY Mellon obtained certain state tax opinions and an IRS private letter ruling confirming that the settlement will not impact the real estate mortgage investment conduit tax status of the trusts. The final conditions of the settlement have been satisfied and, accordingly, the Corporation made the settlement payment to BNY Mellon of $8.5 billion in February 2016. Pursuant to the settlement agreement, allocation and distribution of the $8.5 billion settlement payment is the responsibility of the RMBS trustee, BNY Mellon. On February 5, 2016, BNY Mellon filed an Article 77 proceeding in the New York County Supreme Court asking the court for instruction with respect to certain issues concerning the distribution of each trust’s allocable share of the settlement payment and asking that the settlement payment be ordered to be held in escrow pending the outcome of this Article 77 proceeding. The Corporation is not a party to this proceeding.
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

Bank of America 2015 187

The table below presents unresolved repurchase claims at December 31, 2015 and 2014. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. The unresolved repurchase claims predominantly relate to subprime and pay option first-lien loans and home equity loans. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 12 – Commitments and Contingencies.

Unresolved Repurchase Claims by Counterparty, net of duplicate claims

	December 31
(Dollars in millions)	2015	2014 (1)
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (2, 3)	$16,748	$21,276
Monolines (4)	1,599	1,511
GSEs	17	59
Total unresolved repurchase claims by counterparty, net of duplicate claims	$18,364	$22,846

(1)
The December 31, 2014 amounts have been updated to reflect additional claims submitted in the fourth quarter of 2014 from a single monoline, currently pursuing litigation, and addressed by the Corporation in 2015 pursuant to an existing litigation schedule. For more information on bond insurance litigation, see Note 12 – Commitments and Contingencies.

(2)	Includes $11.9 billion and $13.8 billion of claims based on individual file reviews and $4.8 billion and $7.5 billion of claims submitted without individual file reviews at December 31, 2015 and 2014.

(3)	The total notional amount of unresolved repurchase claims does not include repurchase claims related to the trusts covered by the BNY Mellon Settlement.

(4)	At December 31, 2015, substantially all of the unresolved monoline claims are currently the subject of litigation with a single monoline insurer and predominately pertain to second-lien loans.
During 2015, the Corporation received $3.7 billion in new repurchase claims including $2.9 billion of claims submitted without individual loan file reviews. During 2015, $8.1 billion in claims were resolved, including $7.4 billion which are deemed resolved as a result of the New York Court of Appeals decision in Ace Securities Corp. v. DB Structure Products, Inc. (ACE). Of the remaining unresolved monoline claims, substantially all of the claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. There may be additional claims or file requests in the future.
In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty, net of duplicate claims table, the Corporation has received notifications from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions indicating that the Corporation may have indemnity obligations with respect to loans for which the Corporation has not received a repurchase request. These outstanding notifications totaled $1.4 billion and $2.0 billion at December 31, 2015 and 2014.
The Corporation also from time to time receives correspondence purporting to raise representations and warranties breach issues from entities that do not have contractual standing or ability to bring such claims. The Corporation believes such communications to be procedurally and/or substantively invalid, and generally does not respond.
The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and receipt of other communications, as discussed above, are all factors that inform the Corporation’s liability for representations and warranties and the corresponding estimated range of possible loss.

Government-sponsored Enterprises Experience
As a result of various bulk settlements with the GSEs, the Corporation has resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. As of December 31, 2015, the notional amount of unresolved repurchase claims submitted by the GSEs was $14 million for loans originated prior to 2009.
Private-label Securitizations and Whole-loan Sales Experience
Prior to 2009, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies made various representations and warranties. When the Corporation provided representations and warranties in connection with the sale of whole loans, the whole-loan investors may retain the right to make repurchase claims even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. In other third-party securitizations, the whole-loan investors’ rights to enforce the representations and warranties were transferred to the securitization trustees. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files directly.
In private-label securitizations, the applicable contracts provide that investors meet certain presentation thresholds to issue a binding direction to a trustee to assert repurchase claims. However, in certain circumstances, the Corporation believes that trustees have presented repurchase claims without requiring investors to meet contractual voting rights thresholds. New private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement.
On June 11, 2015, the New York Court of Appeals, New York’s highest appellate court, issued its opinion in the ACE case, holding that, under New York law the six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. In addition, the Court of Appeals held that compliance with the contractual notice and cure period was a pre-condition to filing suit, and claims that did not comply with such contractual requirements prior to the expiration of the statute of limitations period were invalid. While no entity affiliated with the Corporation was a party to this litigation, the vast majority of the private-label RMBS trusts into which entities affiliated with the Corporation sold loans and made representations and warranties are governed by New York law, and the ACE decision should therefore apply to representations and warranties claims and litigation brought on those RMBS trusts. A significant number of representations and warranties claims and lawsuits brought against the Corporation have involved claims where the statute of limitations has expired under the ACE decision and are therefore time-barred. The Corporation treats time-barred claims as resolved and no longer outstanding; however, while post-ACE case law is in early stages, investors or trustees have sought to distinguish certain aspects of the ACE decision or to assert other claims against other RMBS counterparties seeking to avoid or circumvent the impact of the ACE decision. For example,

188 Bank of America 2015

institutional investors have filed lawsuits against trustees based upon alleged contractual, statutory and tort theories of liability and alleging failure to pursue representations and warranties claims and servicer defaults. The potential impact on the Corporation, if any, of such alternative legal theories or assertions, judicial limitations on the ACE decision, or claims seeking to distinguish or avoid the ACE decision is unclear at this time. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.
The private-label securitization agreements generally require that counterparties have the ability to both assert a representations and warranties claim and to actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files directly. For more information on repurchase demands, see Unresolved Repurchase Claims in this Note.
At December 31, 2015 and 2014, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims, net of duplicated claims, submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $16.7 billion and $21.2 billion. These repurchase claims at December 31, 2015 exclude claims in the amount of $7.4 billion where the statute of limitations has expired without litigation being commenced. At December 31, 2014, time-barred claims of $5.2 billion were included in unresolved repurchase claims. The notional amount of unresolved repurchase claims at both December 31, 2015 and 2014 includes $3.5 billion of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities.
The overall decrease in the notional amount of outstanding unresolved repurchase claims in 2015 is primarily due to the impact of time-barred claims under the ACE decision, partially offset by new claims from private-label securitization trustees. Outstanding repurchase claims remain unresolved primarily due to (1) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution and (2) the lack of an established process to resolve disputes related to these claims.

The Corporation reviews properly presented repurchase claims on a loan-by-loan basis. Claims that are time-barred are treated as resolved. If, after the Corporation’s review of timely claims, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. When a claim has been denied and the Corporation does not hear from the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution in one of the manners described above. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. The Corporation has performed an initial review with respect to substantially all of these claims and, although the Corporation does not believe a valid basis for repurchase has been established by the claimant, it considers such claims activity in the computation of its liability for representations and warranties.
Monoline Insurers Experience
During 2015, the Corporation had limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to settlements with several monoline insurers and ongoing litigation with a single monoline insurer. To the extent the Corporation received repurchase claims from the monolines that were properly presented, it generally reviewed them on a loan-by-loan basis. Where the Corporation agrees that there has been a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies that meets contractual requirements for repurchase, settlement is generally reached as to that loan within 60 to 90 days. For more information related to the monolines, see Note 12 – Commitments and Contingencies.
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

Bank of America 2015 189

The Corporation’s representations and warranties liability and the corresponding estimated range of possible loss at December 31, 2015 considers, among other things, implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the trusts covered by the settlement and the remainder of the population of private-label securitizations where the statute of limitations for representations and warranties claims has not expired. Since the securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the representations and warranties liability and the corresponding estimated range of possible loss.
The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees

(Dollars in millions)	2015	2014
Liability for representations and warranties and corporate guarantees, January 1	$12,081	$13,282
Additions for new sales	6	8
Net reductions	(722)	(1,892)
Provision (benefit)	(39)	683
Liability for representations and warranties and corporate guarantees, December 31 (1)	$11,326	$12,081

(1)	In February 2016, the Corporation made an $8.5 billion settlement payment to BNY Mellon as part of the BNY Mellon Settlement.
The representations and warranties liability represents the Corporation’s estimate of probable incurred losses as of December 31, 2015. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures.
Estimated Range of Possible Loss
The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at December 31, 2015. The Corporation treats claims that are time-barred as resolved and does not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally exposures related to loans in private-label securitization trusts. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider certain losses related to servicing (except as such losses are included as potential costs of the BNY Mellon Settlement), including foreclosure and related costs, fraud, indemnity, or claims (including for RMBS) related to securities law or monoline insurance litigation. Losses with respect to one or more of these matters could be material to the Corporation’s results of operations or liquidity for any particular reporting period.
Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in predictive models, including, without limitation, the actual repurchase rates on loans in trusts not settled as part of the BNY Mellon settlement which may be different than the implied repurchase experience, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations, potential indemnity obligations to third parties to whom the Corporation has sold loans subject to representations and warranties and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss.
Cash Payments
During 2015 and 2014, excluding amounts paid in bulk settlements, the Corporation made loan repurchases and indemnification payments totaling $229 million and $496 million, respectively for first-lien and home equity loan repurchases and indemnification payments to reimburse investors or securitization trusts. The payments resulted in realized losses of $128 million and $334 million in 2015 and 2014 on unpaid principal amounts of $587 million and $857 million, respectively.
In February 2016, the Corporation made an $8.5 billion settlement payment to BNY Mellon as part of the BNY Mellon Settlement.

190 Bank of America 2015

NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2015 and 2014. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill (1)

	December 31
(Dollars in millions)	2015	2014
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,698	9,698
Global Banking	23,923	23,923
Global Markets	5,197	5,197
All Other	820	836
Total goodwill	$69,761	$69,777

(1)	There was no goodwill in LAS at December 31, 2015 and 2014.

For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. The goodwill impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill, as measured by allocated equity.
Annual Impairment Tests
The Corporation completed its annual goodwill impairment tests as of June 30, 2015 and 2014 for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment.
Effective January 1, 2015, the Corporation changed its basis of presentation related to its business segments. The realignment triggered a test for goodwill impairment, which was performed both immediately before and after the realignment. The fair value of the affected reporting units exceeded their carrying value and, accordingly, no goodwill impairment resulted from the realignment.

Intangible Assets
The table below presents the gross and net carrying values and accumulated amortization for intangible assets at December 31, 2015 and 2014.

Intangible Assets (1, 2)

	December 31
	2015			2014
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,450	$4,755	$695	$5,504	$4,527	$977
Core deposit intangibles	1,779	1,505	274	1,779	1,382	397
Customer relationships	3,927	2,990	937	4,025	2,648	1,377
Affinity relationships	1,556	1,356	200	1,565	1,283	282
Other intangibles (3)	2,143	481	1,662	2,045	466	1,579
Total intangible assets	$14,855	$11,087	$3,768	$14,918	$10,306	$4,612

(1)	Excludes fully amortized intangible assets.

(2)	At December 31, 2015 and 2014, none of the intangible assets were impaired.

(3)	Includes intangible assets associated with trade names that have an indefinite life and, accordingly, are not amortized.
The tables below present intangible asset amortization expense for 2015, 2014 and 2013, and estimated future intangible asset amortization expense as of December 31, 2015.

Amortization Expense

(Dollars in millions)	2015	2014	2013
Purchased credit card and affinity relationships	$356	$415	$475
Core deposit intangibles	122	140	197
Customer relationships	340	355	371
Other intangibles	16	26	43
Total amortization expense	$834	$936	$1,086

Estimated Future Amortization Expense

(Dollars in millions)	2016	2017	2018	2019	2020
Purchased credit card and affinity relationships	$298	$237	$179	$121	$60
Core deposit intangibles	104	90	80	—	—
Customer relationships	325	310	302	—	—
Other intangibles	10	6	4	2	—
Total estimated future amortization expense	$737	$643	$565	$123	$60

Bank of America 2015 191

NOTE 9 Deposits
The Corporation had U.S. certificates of deposit and other U.S. time deposits of $100 thousand or more totaling $28.3 billion and $32.4 billion at December 31, 2015 and 2014. Non-U.S. certificates of deposit and other non-U.S. time deposits of $100 thousand or more totaled $14.1 billion and $14.0 billion at December 31, 2015 and 2014. The Corporation also had aggregate time deposits of $14.2 billion in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit at December 31, 2015. The table below presents the contractual maturities for time deposits of $100 thousand or more at December 31, 2015.

Time Deposits of $100 Thousand or More

(Dollars in millions)	Three Months or Less	Over Three Months to Twelve Months	Thereafter	Total
U.S. certificates of deposit and other time deposits	$12,836	$12,834	$2,677	$28,347
Non-U.S. certificates of deposit and other time deposits	12,352	1,517	277	14,146
The scheduled contractual maturities for total time deposits at December 31, 2015 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2016	$51,319	$14,248	$65,567
Due in 2017	4,166	103	4,269
Due in 2018	937	1	938
Due in 2019	874	5	879
Due in 2020	1,380	258	1,638
Thereafter	683	—	683
Total time deposits	$59,359	$14,615	$73,974
NOTE 10 Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings
The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the election of the fair value option, see Note 21 – Fair Value Option.

	2015		2014
(Dollars in millions)	Amount	Rate	Amount	Rate
Federal funds sold and securities borrowed or purchased under agreements to resell
At December 31	$192,482	0.44%	$191,823	0.47%
Average during year	211,471	0.47	222,483	0.47
Maximum month-end balance during year	226,502	n/a	240,122	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
At December 31	174,291	0.82	201,277	0.98
Average during year	213,497	0.89	215,792	0.99
Maximum month-end balance during year	235,232	n/a	240,154	n/a
Short-term borrowings
At December 31	28,098	1.61	31,172	1.47
Average during year	32,798	1.49	41,886	1.08
Maximum month-end balance during year	40,110	n/a	51,409	n/a
n/a = not applicable
Bank of America, N.A. maintains a global program to offer up to a maximum of $75 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $16.8 billion and $14.6 billion at

December 31, 2015 and 2014. These short-term bank notes, along with Federal Home Loan Bank (FHLB) advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in short-term borrowings on the Consolidated Balance Sheet.

192 Bank of America 2015

Offsetting of Securities Financing Agreements
Substantially all of the Corporation’s securities financing activities are transacted under legally enforceable master repurchase agreements or legally enforceable master securities lending agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets securities financing transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2015 and 2014. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

The “Other” amount in the table, which is included on the Consolidated Balance Sheet in accrued expenses and other liabilities, relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability, representing the obligation to return those securities.
Gross assets and liabilities in the table include activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries and, accordingly, these are reported on a gross basis.
The column titled “Financial Instruments” in the table includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to the net balance sheet amount in this table to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is not certain is not included.

Securities Financing Agreements

	December 31, 2015
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell (1)	$347,281	$(154,799)	$192,482	$(144,332)	$48,150

Securities loaned or sold under agreements to repurchase	$329,078	$(154,799)	$174,279	$(135,737)	$38,542
Other	13,235	—	13,235	(13,235)	—
Total	$342,313	$(154,799)	$187,514	$(148,972)	$38,542

	December 31, 2014
Securities borrowed or purchased under agreements to resell (1)	$316,567	$(124,744)	$191,823	$(145,573)	$46,250

Securities loaned or sold under agreements to repurchase	$326,007	$(124,744)	$201,263	$(164,306)	$36,957
Other	11,641	—	11,641	(11,641)	—
Total	$337,648	$(124,744)	$212,904	$(175,947)	$36,957

(1)	Excludes repurchase activity of $9.3 billion and $5.6 billion reported in loans and leases on the Consolidated Balance Sheet at December 31, 2015 and 2014.

Bank of America 2015 193

Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The tables below present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. At December 31, 2015, the Corporation had no outstanding repurchase-to-maturity transactions.

Remaining Contractual Maturity

	December 31, 2015
(Dollars in millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
Securities sold under agreements to repurchase	$126,694	$86,879	$43,216	$27,514	$284,303
Securities loaned	39,772	363	2,352	2,288	44,775
Other	13,235	—	—	—	13,235
Total	$179,701	$87,242	$45,568	$29,802	$342,313

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged

	December 31, 2015
(Dollars in millions)	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
U.S. government and agency securities	$142,572	$—	$27	$142,599
Corporate securities, trading loans and other	11,767	265	278	12,310
Equity securities	32,323	13,350	12,929	58,602
Non-U.S. sovereign debt	87,849	31,160	1	119,010
Mortgage trading loans and ABS	9,792	—	—	9,792
Total	$284,303	$44,775	$13,235	$342,313
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

194 Bank of America 2015

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2015 and 2014, and the related contractual rates and maturity dates as of December 31, 2015.

	December 31
(Dollars in millions)	2015	2014
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted-average rate of 4.55%, ranging from 1.25% to 8.40%, due 2016 to 2045	$109,861	$113,037
Floating, with a weighted-average rate of 1.38%, ranging from 0.11% to 5.07%, due 2016 to 2044	13,900	14,590
Senior structured notes	17,548	22,168
Subordinated notes:
Fixed, with a weighted-average rate of 5.19%, ranging from 2.40% to 8.57%, due 2016 to 2045	27,216	23,246
Floating, with a weighted-average rate of 0.94%, ranging from 0.43% to 2.68%, due 2016 to 2026	5,029	5,455
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.78%, ranging from 5.25% to 8.05%, due 2027 to 2067	5,295	6,722
Floating, with a weighted-average rate of 1.08%, ranging from 0.87% to 1.53%, due 2027 to 2056	553	553
Total notes issued by Bank of America Corporation	179,402	185,771
Notes issued by Bank of America, N.A.
Senior notes:
Fixed, with a weighted-average rate of 1.57%, ranging from 1.13% to 2.05%, due 2016 to 2018	7,483	2,740
Floating, with a weighted-average rate of 1.13%, ranging from 0.43% to 3.30%, due 2016 to 2041	4,942	3,028
Subordinated notes:
Fixed, with a weighted-average rate of 5.68%, ranging from 5.30% to 6.10%, due 2016 to 2036	4,815	4,921
Floating, with a weighted-average rate of 0.80%, ranging from 0.79% to 0.81%, due 2016 to 2019	1,401	1,401
Advances from Federal Home Loan Banks:
Fixed, with a weighted-average rate of 5.34%, ranging from 0.01% to 7.72%, due 2016 to 2034	172	183
Floating, with a weighted-average rate of 0.41%, ranging from 0.35% to 0.63%, due 2016	6,000	10,500
Securitizations and other BANA VIEs	9,756	9,882
Other	2,985	2,811
Total notes issued by Bank of America, N.A.	37,554	35,466
Other debt
Senior notes:
Fixed, with a rate of 5.50%, due 2017 to 2021	30	1
Floating	—	21
Structured liabilities	14,974	15,971
Junior subordinated notes (related to trust preferred securities):
Fixed	—	340
Floating	—	66
Nonbank VIEs	4,317	3,425
Other	487	2,078
Total other debt	19,808	21,902
Total long-term debt	$236,764	$243,139
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. Dollars or foreign currencies. At December 31, 2015 and 2014, the amount of foreign currency-denominated debt translated into U.S. Dollars included in total long-term debt was $46.4 billion and $51.9 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. Dollars.
At December 31, 2015, long-term debt of consolidated VIEs in the table above included debt of credit card, home equity and all other VIEs of $9.6 billion, $183 million and $4.3 billion, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs. For additional information, see Note 6 – Securitizations and Other Variable Interest Entities.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.80 percent, 4.61 percent and 0.96 percent, respectively, at December 31, 2015 and 3.81 percent, 4.83 percent and 0.80 percent, respectively, at December 31,

2014. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
Certain senior structured notes and structured liabilities are accounted for under the fair value option. For more information on these notes, see Note 21 – Fair Value Option.
The table below shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2015. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or

Bank of America 2015 195

security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.
During 2015, the Corporation had total long-term debt maturities and redemptions in the aggregate of $40.4 billion consisting of $25.3 billion for Bank of America Corporation, $6.6 billion for Bank of America, N.A. and $8.5 billion of other debt. During 2014, the Corporation had total long-term debt maturities and redemptions in the aggregate of $53.7 billion consisting of $33.9 billion for Bank of America Corporation, $8.9 billion for Bank of America, N.A. and $10.9 billion of other debt.

Long-term Debt by Maturity

(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Bank of America Corporation
Senior notes	$16,777	$18,303	$20,211	$16,820	$11,351	$40,299	$123,761
Senior structured notes	4,230	2,352	1,942	1,374	955	6,695	17,548
Subordinated notes	4,861	4,885	2,677	1,479	3	18,340	32,245
Junior subordinated notes	—	—	—	—	—	5,848	5,848
Total Bank of America Corporation	25,868	25,540	24,830	19,673	12,309	71,182	179,402
Bank of America, N.A.
Senior notes	3,048	3,648	5,709	—	—	20	12,425
Subordinated notes	1,056	3,447	—	1	—	1,712	6,216
Advances from Federal Home Loan Banks	6,003	10	10	15	12	122	6,172
Securitizations and other Bank VIEs (1)	1,290	3,550	2,300	2,450	—	166	9,756
Other	53	2,713	76	85	30	28	2,985
Total Bank of America, N.A.	11,450	13,368	8,095	2,551	42	2,048	37,554
Other debt
Senior notes	—	1	—	—	—	29	30
Structured liabilities	3,110	2,029	1,175	882	1,034	6,744	14,974
Nonbank VIEs (1)	2,506	240	42	22	—	1,507	4,317
Other	400	57	—	—	—	30	487
Total other debt	6,016	2,327	1,217	904	1,034	8,310	19,808
Total long-term debt	$43,334	$41,235	$34,142	$23,128	$13,385	$81,540	$236,764

(1)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.
Trust Preferred and Hybrid Securities
Trust preferred securities (Trust Securities) are primarily issued by trust companies (the Trusts) that are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts generally are junior subordinated deferrable interest notes of the Corporation or its subsidiaries (the Notes). The Trusts generally are 100 percent-owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the long-term debt table on page 195.
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
On December 29, 2015, the Corporation provided notice of the redemption, which settled on January 29, 2016, of all trust preferred securities of Merrill Lynch Preferred Capital Trust III, Merrill Lynch Preferred Capital Trust IV and Merrill Lynch Preferred Capital Trust V with a total carrying value in the aggregate of $2.0 billion. In connection with the Corporation’s acquisition of Merrill Lynch & Co., Inc. (Merrill Lynch) in 2009, the Corporation recorded a discount to par value as purchase accounting adjustments associated with these Trust Preferred Securities. The Corporation recorded a charge to net interest income of $612 million in 2015 related to the discount on the securities.

196 Bank of America 2015

The Trust Securities Summary table details the outstanding Trust Securities and the related Notes previously issued which remained outstanding at December 31, 2015.

Trust Securities Summary
(Dollars in millions)
		December 31, 2015
Issuer	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Trust Securities	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
Bank of America
Capital Trust VI	March 2005	$27	$27	March 2035	5.63%	Semi-Annual	Any time
Capital Trust VII (1)	August 2005	6	7	August 2035	5.25	Semi-Annual	Any time
Capital Trust VIII	August 2005	524	540	August 2035	6.00	Quarterly	On or after 8/25/10
Capital Trust XI	May 2006	658	678	May 2036	6.63	Semi-Annual	Any time
Capital Trust XV	May 2007	1	1	June 2056	3-mo. LIBOR + 80 bps	Quarterly	On or after 6/01/37
NationsBank
Capital Trust III	February 1997	131	136	January 2027	3-mo. LIBOR + 55 bps	Quarterly	On or after 1/15/07
BankAmerica
Capital III	January 1997	103	106	January 2027	3-mo. LIBOR + 57 bps	Quarterly	On or after 1/15/02
Fleet
Capital Trust V	December 1998	79	82	December 2028	3-mo. LIBOR + 100 bps	Quarterly	On or after 12/18/03
BankBoston
Capital Trust III	June 1997	53	55	June 2027	3-mo. LIBOR + 75 bps	Quarterly	On or after 6/15/07
Capital Trust IV	June 1998	102	106	June 2028	3-mo. LIBOR + 60 bps	Quarterly	On or after 6/08/03
MBNA
Capital Trust B	January 1997	70	73	February 2027	3-mo. LIBOR + 80 bps	Quarterly	On or after 2/01/07
Countrywide
Capital III	June 1997	200	206	June 2027	8.05	Semi-Annual	Only under special event
Capital IV	April 2003	500	515	April 2033	6.75	Quarterly	On or after 4/11/08
Capital V	November 2006	1,495	1,496	November 2036	7.00	Quarterly	On or after 11/01/11
Merrill Lynch (2)
Capital Trust I	December 2006	1,050	1,051	December 2066	6.45	Quarterly	On or after 12/11
Capital Trust II	May 2007	950	951	June 2067	6.45	Quarterly	On or after 6/12
Capital Trust III	August 2007	750	751	September 2067	7.375	Quarterly	On or after 9/12
Total		$6,699	$6,781

(1)	Notes are denominated in British Pound. Presentation currency is U.S. Dollar.

(2)	Call notices for Merrill Lynch Preferred Capital Trust III, IV and V were sent on December 29, 2015 and settled on January 29, 2016.

Bank of America 2015 197

NOTE 12 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $14.3 billion and $15.7 billion at December 31, 2015 and 2014. At December 31, 2015, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $664 million, including deferred revenue of $18 million and a reserve for unfunded lending commitments of $646 million. At December 31, 2014, the comparable amounts were $546 million, $18 million and $528 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
The table below also includes the notional amount of commitments of $10.9 billion and $9.9 billion at December 31, 2015 and 2014 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value of $658 million and $405 million on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

Credit Extension Commitments

	December 31, 2015
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$87,873	$119,272	$158,920	$37,112	$403,177
Home equity lines of credit	7,074	18,438	5,126	19,697	50,335
Standby letters of credit and financial guarantees (1)	19,584	9,903	3,385	1,218	34,090
Letters of credit	1,650	165	258	54	2,127
Legally binding commitments	116,181	147,778	167,689	58,081	489,729
Credit card lines (2)	370,127	—	—	—	370,127
Total credit extension commitments	$486,308	$147,778	$167,689	$58,081	$859,856

	December 31, 2014
Notional amount of credit extension commitments
Loan commitments	$79,897	$97,583	$146,743	$18,942	$343,165
Home equity lines of credit	6,292	19,679	12,319	15,417	53,707
Standby letters of credit and financial guarantees (1)	19,259	9,106	4,519	1,807	34,691
Letters of credit	1,883	157	35	88	2,163
Legally binding commitments	107,331	126,525	163,616	36,254	433,726
Credit card lines (2)	363,989	—	—	—	363,989
Total credit extension commitments	$471,320	$126,525	$163,616	$36,254	$797,715

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.5 billion and $8.4 billion at December 31, 2015, and $26.1 billion and $8.2 billion at December 31, 2014. Amounts in the table include consumer SBLCs of $164 million and $396 million at December 31, 2015 and 2014.

(2)	Includes business card unused lines of credit.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
At December 31, 2015 and 2014, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $729 million and $1.8 billion, which upon settlement will be included in loans or LHFS.
At December 31, 2015 and 2014, the Corporation had commitments to purchase commodities, primarily liquefied natural gas of $1.9 billion and $241 million, which upon settlement will be included in trading account assets.

At December 31, 2015 and 2014, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $92.6 billion and $73.2 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $59.2 billion and $55.8 billion. These commitments expire within the next 12 months.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.5 billion, $2.1 billion, $1.7 billion, $1.5 billion and $1.3 billion for 2016 through 2020, respectively, and $4.6 billion in the aggregate for all years thereafter.

198 Bank of America 2015

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2015 and 2014, the notional amount of these guarantees totaled $13.8 billion and $13.6 billion. At both December 31, 2015 and 2014, the Corporation’s maximum exposure related to these guarantees totaled $3.1 billion with estimated maturity dates between 2031 and 2039. The net fair value including the fee receivable associated with these guarantees was $12 million and $25 million at December 31, 2015 and 2014, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.
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
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. In 2015 and 2014, the sponsored entities processed and settled $669.0 billion and $647.1 billion of transactions and recorded losses of $22 million and $16 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At December 31, 2015 and 2014, the sponsored merchant processing servicers held as collateral $181 million and $130 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.
The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2015 and 2014, the maximum potential exposure for sponsored transactions totaled $277.1 billion and $269.3 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
Exchange and Clearing House Member Guarantees
The Corporation is a member of various securities and derivative exchanges and clearinghouses, both in the U.S. and other countries. As a member, the Corporation may be required to pay a pro-rata share of the losses incurred by some of these organizations as a result of another member default and under other loss scenarios. The Corporation’s potential obligations may be limited to its membership interests in such exchanges and clearinghouses, to the amount (or multiple) of the Corporation’s contribution to the guarantee fund or, in limited instances, to the full pro-rata share of the residual losses after applying the guarantee fund. The Corporation’s maximum potential exposure under these membership agreements is difficult to estimate; however, the potential for the Corporation to be required to make these payments is remote.
Prime Brokerage and Securities Clearing Services
In connection with its prime brokerage and clearing businesses, the Corporation performs securities clearance and settlement services with other brokerage firms and clearinghouses on behalf of its clients. Under these arrangements, the Corporation stands ready to meet the obligations of its clients with respect to securities transactions. The Corporation’s obligations in this respect are secured by the assets in the clients’ accounts and the accounts of their customers as well as by any proceeds received from the transactions cleared and settled by the firm on behalf of clients or their customers. The Corporation’s maximum potential exposure under these arrangements is difficult to estimate; however, the potential for the Corporation to incur material losses pursuant to these arrangements is remote.

Bank of America 2015 199

Other Derivative Contracts
The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $371 million and $527 million with commercial banks and $921 million and $1.2 billion with VIEs at December 31, 2015 and 2014. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.0 billion and $6.2 billion at December 31, 2015 and 2014. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.
In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.
Payment Protection Insurance Claims Matter
In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer’s loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the Prudential Regulation Authority and the Financial Conduct Authority (FCA) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In November 2015, the FCA issued proposed guidance on the treatment of certain PPI claims.
The reserve was $360 million and $378 million at December 31, 2015 and 2014. The Corporation recorded expense of $319 million and $621 million in 2015 and 2014. It is possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.
Litigation and Regulatory Matters
In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to many pending and threatened legal, regulatory and governmental actions and proceedings.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $1.2 billion was recognized for 2015 compared to $16.4 billion for 2014.
For a limited number of the matters disclosed in this Note, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $2.4 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure.
Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or liquidity for any particular reporting period.

200 Bank of America 2015

Bond Insurance Litigation
Ambac Countrywide Litigation
The Corporation, Countrywide and other Countrywide entities are named as defendants in an action filed on September 29, 2010, and as amended on May 28, 2013, by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (together, Ambac), entitled Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., et al. This action, currently pending in New York Supreme Court, relates to bond insurance policies provided by Ambac on certain securitized pools of second-lien (and in one pool, first-lien) HELOCs, first-lien subprime home equity loans and fixed-rate second-lien mortgage loans. Plaintiffs allege that they have paid claims as a result of defaults in the underlying loans and assert that the Countrywide defendants misrepresented the characteristics of the underlying loans and breached certain contractual representations and warranties regarding the underwriting and servicing of the loans. Plaintiffs also allege that the Corporation is liable based on successor liability theories. Damages claimed by Ambac are in excess of $2.2 billion and include the amount of payments for current and future claims it has paid or claims it will be obligated to pay under the policies, increasing over time as it pays claims under relevant policies, plus unspecified punitive damages.
On October 22, 2015, the New York Supreme Court granted in part and denied in part Countrywide’s motion for summary judgment and Ambac’s motion for partial summary judgment. Among other things, the court granted summary judgment dismissing Ambac’s claim for rescissory damages and denied summary judgment regarding Ambac’s claims for fraud and breach of the insurance agreements. The court also denied the Corporation’s motion for summary judgment and granted in part Ambac’s motion for partial summary judgment on Ambac’s successor-liability claims with respect to a single element of its de facto merger claim. The court denied summary judgment on the other elements of Ambac’s de facto merger claim and the other successor-liability claims. Ambac filed its notice of appeal on October 27, 2015. The Corporation filed its notice of appeal on November 16, 2015. Countrywide filed its notice of cross-appeal on November 18, 2015.
On December 30, 2014, Ambac filed a second complaint in the same New York Supreme Court against the same defendants, entitled Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., et al., claiming fraudulent inducement against Countrywide, and successor and vicarious liability against the Corporation relating to eight partially Ambac-insured RMBS transactions that closed between 2005 and 2007, all backed by negative amortization pay option adjustable-rate mortgage (ARM) loans that were originated in whole or in part by Countrywide. Seven of the eight securitizations were issued and underwritten by non-parties to the litigation. Ambac claims damages in excess of $600 million consisting of all alleged past and future claims against its policies, plus other unspecified compensatory and punitive damages.
Also on December 30, 2014, Ambac filed a third action in Wisconsin Circuit Court, Dane County, against Countrywide Home Loans, Inc., entitled The Segregated Account of Ambac Assurance

Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc., claiming that Ambac was fraudulently induced to insure portions of five securitizations issued and underwritten in 2005 by a non-party that included Countrywide-originated first-lien negative amortization pay option ARM loans. The complaint seeks damages in excess of $350 million for all alleged past and future Ambac insured claims payment obligations, plus other unspecified compensatory and punitive damages. Countrywide filed a motion to dismiss the complaint on February 20, 2015. On July 2, 2015, the court dismissed the complaint for lack of personal jurisdiction. Ambac appealed the dismissal to the Court of Appeals of Wisconsin, District IV, on July 21, 2015. The appeal remains under consideration.
On July 21, 2015, Ambac filed a fourth action in New York Supreme Court against Countrywide Home Loans, Inc., entitled Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. asserting the same claims for fraudulent inducement that were asserted in the Wisconsin complaint. Ambac simultaneously moved to stay the action pending resolution of its appeal in the Wisconsin action. Countrywide opposed the motion to stay and on August 10, 2015, moved to dismiss the complaint. The court heard argument on the motions on November 18, 2015. Both motions remain under consideration.
Ambac First Franklin Litigation
On April 16, 2012, Ambac sued First Franklin Financial Corporation (First Franklin), BANA, Merrill Lynch, Pierce, Fenner & Smith, Inc. (MLPF&S), Merrill Lynch Mortgage Lending, Inc. (MLML), and Merrill Lynch Mortgage Investors, Inc. (MLMI) in New York Supreme Court. Ambac’s claims relate to guaranty insurance Ambac provided on a First Franklin securitization (Franklin Mortgage Loan Trust, Series 2007-FFC). MLML sponsored and Ambac insured certain certificates in the securitization. The complaint alleges that defendants breached representations and warranties concerning, among other things, First Franklin’s lending practices, the characteristics of the underlying mortgage loans, the underwriting guidelines followed in originating those loans, and the due diligence conducted with respect to those loans. The complaint asserts claims for fraudulent inducement, breach of contract, indemnification and attorneys’ fees. Ambac also asserts breach of contract claims against BANA based upon its servicing of the loans in the securitization. The complaint alleges that Ambac has paid hundreds of millions of dollars in claims and has accrued and continues to accrue tens of millions of dollars in additional claims, and Ambac seeks as damages the total claims it has paid and its projected future claims payment obligations, as well as specific performance of defendants’ contractual repurchase obligations.
On July 19, 2013, the court denied defendants’ motion to dismiss Ambac’s contract and fraud causes of action but dismissed Ambac’s indemnification cause of action. In addition, the court denied defendants’ motion to dismiss Ambac’s claims for attorneys’ fees and punitive damages. On September 17, 2015, the court denied Ambac’s motion to strike defendants’ affirmative defense of in pari delicto and granted Ambac’s motion to strike defendants’ affirmative defense of unclean hands.

Bank of America 2015 201

European Commission - Credit Default Swaps Antitrust Investigation
On July 1, 2013, the European Commission (Commission) announced that it had addressed a Statement of Objections (SO) to the Corporation, BANA and Banc of America Securities LLC (together, the Bank of America Entities), a number of other financial institutions, Markit Group Limited, and the International Swaps and Derivatives Association (together, the Parties). The SO set forth the Commission’s preliminary conclusion that the Parties infringed European Union competition law by participating in alleged collusion to prevent exchange trading of CDS and futures. According to the SO, the conduct of the Bank of America Entities took place between August 2007 and April 2009. On December 4, 2015, the Commission announced that it was closing its investigation against the Bank of America Entities and the other financial institutions involved in the investigation.
Interchange and Related Litigation
In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions. These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), named Visa, MasterCard and several banks and BHCs, including the Corporation, as defendants. Plaintiffs allege that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale were unreasonable restraints of trade. Plaintiffs sought unspecified damages and injunctive relief. On October 19, 2012, defendants settled the matter.
The settlement provided for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion, allocated proportionately to each defendant based upon various loss-sharing agreements; (ii) distribution to class merchants of an amount equal to 10 basis points (bps) of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, which otherwise would have been paid to issuers and which effectively reduces credit interchange for that period of time; and (iii) modifications to certain Visa and MasterCard rules regarding merchant point of sale practices.
The court granted final approval of the class settlement agreement on December 13, 2013. Several class members appealed to the U.S. Court of Appeals for the Second Circuit and the court held oral argument on September 28, 2015.
On July 28, 2015, certain objectors to the class settlement filed motions asking the district court to vacate or set aside its final judgment approving the settlement, or in the alternative, to grant further discovery, in light of communications between one of MasterCard’s former lawyers and one of the lawyers for the class plaintiffs. The defendants and the class plaintiffs filed responses to the motions on August 18, 2015 and the objectors filed replies on September 2, 2015. The court has not set oral argument.
Following approval of the class settlement agreement, a number of class members opted out of the settlement. As a result of various loss-sharing agreements from the main Interchange litigation, the Corporation remains liable for any settlement or judgment in opt-out suits where it is not named as a defendant.

The Corporation has pending one opt-out suit, as well as an action brought by cardholders. All of the opt-out suits filed to date have been consolidated in the U.S. District Court for the Eastern District of New York. On July 18, 2014, the court denied defendants’ motion to dismiss opt-out complaints filed by merchants, and on November 26, 2014, the court granted defendants’ motion to dismiss the Sherman Act claim in the cardholder complaint. In the cardholder action, the parties have moved for reconsideration of the court’s November 26, 2014 decision dismissing the Sherman Act claim, and have also appealed the decision to the U.S. Court of Appeals for the Second Circuit.
LIBOR, Other Reference Rate and Foreign Exchange (FX) Inquiries and Litigation
Government authorities in the Americas, Europe and the Asia Pacific region continue to conduct investigations and make inquiries of a significant number of FX market participants, including the Corporation, regarding FX market participants’ conduct and systems and controls. Government authorities in these regions also continue to conduct investigations concerning submissions made by panel banks in connection with the setting of LIBOR and other reference rates. The Corporation is responding to and cooperating with these investigations.
In addition, the Corporation, BANA and certain Merrill Lynch affiliates have been named as defendants along with most of the other LIBOR panel banks in a series of individual and putative class actions relating to defendants’ U.S. Dollar LIBOR contributions. All cases naming the Corporation and its affiliates relating to U.S. Dollar LIBOR have been or are in the process of being consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York by the Judicial Panel on Multidistrict Litigation. The Corporation expects that any future U.S. Dollar LIBOR cases naming it or its affiliates will similarly be consolidated for pre-trial purposes. Plaintiffs allege that they held or transacted in U.S. Dollar LIBOR-based financial instruments and sustained losses as a result of collusion or manipulation by defendants regarding the setting of U.S. Dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust, Commodity Exchange Act (CEA), Racketeer Influenced and Corrupt Organizations (RICO), common law fraud, and breach of contract claims, and seek compensatory, treble and punitive damages, and injunctive relief.
In a series of rulings, the court dismissed antitrust, RICO and certain state law claims, and substantially limited the scope of CEA and various other claims. As to the Corporation and BANA, the court also dismissed manipulation claims based on alleged trader conduct. Some claims against the Corporation, BANA and certain Merrill Lynch affiliates remain pending, however, and the court is continuing to consider motions regarding them. Certain plaintiffs are also pursuing an appeal in the Second Circuit of the dismissal of their antitrust claims.
In addition, in a consolidated amended complaint filed on March 31, 2014, the Corporation and BANA were named as defendants along with other FX market participants in a putative class action filed in the U.S. District Court for the Southern District of New York on behalf of plaintiffs and a putative class who allegedly transacted in FX and are domiciled in the U.S. or transacted in FX in the U.S. The complaint alleges that class members sustained losses as a result of the defendants’ alleged conspiracy to manipulate the WM/Reuters Closing Spot Rates. Plaintiffs assert a single claim for violations of Sections 1 and 3

202 Bank of America 2015

of the Sherman Act and seek compensatory and treble damages, as well as declaratory and injunctive relief.
On January 28, 2015, the court denied defendants’ motion to dismiss. In April 2015, the Corporation and BANA agreed to settle the class action for $180 million. On September 21, 2015, plaintiffs filed a second consolidated amended complaint, in which they named additional defendants, including MLPF&S, added claims for violations of the CEA, and expanded the scope of the FX transactions purportedly affected by the alleged conspiracy to include additional over-the-counter FX transactions and FX transactions on an exchange. On October 1, 2015, the Corporation, BANA and MLPF&S executed a final settlement agreement, which included the previously-referenced $180 million settlement for persons who transacted in FX over-the-counter and a $7.5 million settlement for persons who transacted in FX on an exchange only. The settlement is subject to final court approval.
Montgomery
The Corporation, several current and former officers and directors, Banc of America Securities LLC (BAS), MLPF&S and other unaffiliated underwriters have been named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York entitled Montgomery v. Bank of America, et al. Plaintiff filed an amended complaint on January 14, 2011. Plaintiff seeks to represent all persons who acquired certain series of preferred stock offered by the Corporation pursuant to a shelf registration statement dated May 5, 2006. Plaintiff’s claims arise from three offerings dated January 24, 2008, January 28, 2008 and May 20, 2008, from which the Corporation allegedly received proceeds of $15.8 billion. The amended complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and alleges that the prospectus supplements associated with the offerings: (i) failed to disclose that the Corporation’s loans, leases, CDOs and commercial MBS were impaired to a greater extent than disclosed; (ii) misrepresented the extent of the impaired assets by failing to establish adequate reserves or properly record losses for its impaired assets; (iii) misrepresented the adequacy of the Corporation’s internal controls in light of the alleged impairment of its assets; (iv) misrepresented the Corporation’s capital base and Tier 1 leverage ratio for risk-based capital in light of the allegedly impaired assets; and (v) misrepresented the thoroughness and adequacy of the Corporation’s due diligence in connection with its acquisition of Countrywide. The amended complaint seeks rescission, compensatory and other damages. On March 16, 2012, the court granted defendants’ motion to dismiss the first amended complaint. On December 3, 2013, the court denied plaintiffs’ motion to file a second amended complaint.
On June 15, 2015, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s denial of plaintiff’s motion to amend. On June 29, 2015, plaintiff filed a petition for rehearing en banc.
On July 31, 2015, the U.S. Court of Appeals denied plaintiff’s petition for rehearing en banc. On January 11, 2016, the U.S. Supreme Court denied plaintiff’s petition for a writ of certiorari, thereby exhausting plaintiff’s appellate options.
Mortgage-backed Securities Litigation
The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of the Securities Act of 1933 and/or state securities laws and other state statutory and common laws.
These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trust’s title to the mortgage loans comprising the pool for that securitization (collectively, MBS Claims). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission.
The Corporation, Countrywide, Merrill Lynch and their affiliates may have claims for or may be subject to claims for contractual indemnification in connection with their various roles in regard to MBS. Certain of these entities have received claims for indemnification related to MBS securities actions, including claims from underwriters of MBS that were issued by these entities, and from underwriters and issuers of MBS backed by loans originated by these entities.
FHLB Seattle Litigation
On December 23, 2009, the Federal Home Loan Bank of Seattle (FHLB Seattle) filed four separate complaints, each against different defendants, including the Corporation and its affiliates, Countrywide and its affiliates, and MLPF&S and its affiliates, as well as certain other defendants, in the Superior Court of Washington for King County entitled Federal Home Loan Bank of Seattle v. UBS Securities LLC, et al.; Federal Home Loan Bank of Seattle v. Countrywide Securities Corp., et al.; Federal Home Loan Bank of Seattle v. Banc of America Securities LLC, et al. and Federal Home Loan Bank of Seattle v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. FHLB Seattle asserts certain MBS Claims pertaining to its alleged purchases in 12 MBS offerings between 2005 and 2007. In those complaints, FHLB Seattle seeks, among other relief, unspecified damages under the Securities Act of Washington. On July 19, 2011, the Court denied the defendants’ motions to dismiss the complaints. In November 2015, the Court denied motions for summary judgment filed by all defendants that addressed certain common issues, including the method for calculating pre-judgment interest in the event an award of interest is ultimately made under the Securities Act of Washington. Motions for summary judgment filed by defendants addressing issues specific to each complaint and defendant, as well as additional issues common to all defendants, remain pending.
Luther Class Action Litigation and Related Actions
Beginning in 2007, a number of pension funds and other investors filed putative class action lawsuits alleging certain MBS Claims against Countrywide, several of its affiliates, MLPF&S, the

Bank of America 2015 203

Corporation, NB Holdings Corporation and certain other defendants. Those class action lawsuits concerned a total of 429 MBS offerings involving over $350 billion in securities issued by subsidiaries of Countrywide between 2005 and 2007. The actions, entitled Luther v. Countrywide Financial Corporation, et al., Maine State Retirement System v. Countrywide Financial Corporation, et al., Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al., and Putnam Bank v. Countrywide Financial Corporation, et al., were all assigned to the Countrywide RMBS MDL court. On December 6, 2013, the court granted final approval to a settlement of these actions in the amount of $500 million. Beginning on January 14, 2014, a number of class members appealed to the U.S. Court of Appeals for the Ninth Circuit. Oral argument is expected to be held in the second quarter of 2016.
Mortgage Repurchase Litigation
U.S. Bank Litigation
On August 29, 2011, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10 (the Trust), a mortgage pool backed by loans originated by Countrywide Home Loans, Inc. (CHL), filed a complaint in New York Supreme Court, in a case entitled U.S. Bank National Association, as Trustee for HarborView Mortgage Loan Trust, Series 2005-10 v. Countrywide Home Loans, Inc. (dba Bank of America Home Loans), Bank of America Corporation, Countrywide Financial Corporation, Bank of America, N.A. and NB Holdings Corporation. U.S. Bank asserts that, as a result of alleged misrepresentations by CHL in connection with its sale of the loans, defendants must repurchase all the loans in the pool, or in the alternative that it must repurchase a subset of those loans as to which U.S. Bank alleges that defendants have refused specific repurchase demands. U.S. Bank asserts claims for breach of contract and seeks specific performance of defendants’ alleged obligation to repurchase the entire pool of loans (alleged to have an original aggregate principal balance of $1.75 billion) or alternatively the aforementioned subset (alleged to have an aggregate principal balance of “over $100 million”), together with reimbursement of costs and expenses and other unspecified relief. On May 29, 2013, the New York Supreme Court dismissed U.S. Bank’s claim for repurchase of all the mortgage loans in the Trust. The court granted U.S. Bank leave to amend this claim. On June 18, 2013, U.S. Bank filed its second amended complaint seeking to replead its claim for repurchase of all loans in the Trust.
On February 13, 2014, the court granted defendants’ motion to dismiss the repleaded claim seeking repurchase of all mortgage loans in the Trust; plaintiff appealed that order. On November 13, 2014, the court granted U.S. Bank’s motion for leave to amend the complaint; defendants appealed that order. The amended complaint alleges breach of contract based upon defendants’ failure to repurchase loans that were the subject of specific repurchase demands and also alleges breach of contract based upon defendants’ discovery, during origination and servicing, of loans with material breaches of representations and warranties.
On September 16, 2015, defendants (i) withdrew the appeal that had been noticed, but not briefed, regarding the court’s November 13, 2014 order that had granted U.S. Bank’s motion for leave to amend, and (ii) moved, on the ground of failure to perfect, for dismissal of U.S. Bank’s appeal from the court’s February 13, 2014 order that had dismissed a claim seeking repurchase of all mortgage loans and sought clarification of a prior dismissal order. On September 30, 2015, U.S. Bank advised the court that it did not oppose dismissal of its appeal from the February 13, 2014 order. On December 15, 2015, defendants’ motion to dismiss U.S. Bank’s appeal was granted.
U.S. Bank Summonses with Notice
On August 29, 2014 and September 2, 2014, U.S. Bank National Association (U.S. Bank), solely in its capacity as Trustee for seven securitization trusts (the Trusts), served seven summonses with notice commencing actions against First Franklin Financial Corporation, Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. (MLMI), and Ownit Mortgage Solutions Inc. in New York Supreme Court. The summonses advance breach of contract claims alleging that defendants breached representations and warranties related to loans securitized in the Trusts. The summonses allege that defendants failed to repurchase breaching mortgage loans from the Trusts, and seek specific performance of defendants’ alleged obligation to repurchase breaching loans, declaratory judgment, compensatory, rescissory and other damages, and indemnity.
U.S. Bank has served complaints on four of the seven Trusts. On December 7, 2015, the court granted in part and denied in part defendants’ motion to dismiss the complaints. The court dismissed claims for breach of representations and warranties against MLMI, dismissed U.S. Bank’s claims for indemnity and attorneys’ fees, and deferred a ruling regarding defendants’ alleged failure to provide notice of alleged representation and warranty breaches, but upheld the complaints in all other respects. Defendants have until June 8, 2016 to demand complaints relating to the remaining three Trusts.
O’Donnell Litigation
On February 24, 2012, Edward O’Donnell filed a sealed qui tam complaint under the False Claims Act against the Corporation, individually, and as successor to Countrywide, CHL and a Countrywide business division known as Full Spectrum Lending. On October 24, 2012, the Department of Justice filed a complaint-in-intervention to join the matter, adding a claim under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and adding BANA as a defendant. The action is entitled United States of America, ex rel, Edward O’Donnell, appearing Qui Tam v. Bank of America Corp., et al., and was filed in the U.S. District Court for the Southern District of New York. The complaint-in-intervention asserted certain fraud claims in connection with the sale of loans to FNMA and FHLMC by Full Spectrum Lending and by the Corporation and BANA. On January 11, 2013, the government filed an amended complaint which added Countrywide Bank, FSB (CFSB) and a former officer of the Corporation as defendants. The court dismissed False Claims Act counts on May 8, 2013. On September 6, 2013, the government filed a second amended complaint alleging claims under FIRREA concerning allegedly fraudulent loan sales to the GSEs between August 2007 and May 2008. On September 24, 2013, the government dismissed the Corporation as a defendant. Following a trial, on October 23, 2013, a verdict of liability was returned against CHL, CFSB, BANA and the former officer. On July 30, 2014, the court imposed a civil penalty of $1.3 billion on BANA. On February 3, 2015, the court denied the Corporation’s motions for judgment as a matter of law, or in the alternative, a new trial.

204 Bank of America 2015

On February 20, 2015, CHL, CFSB and BANA filed an appeal. The Second Circuit held oral argument on December 16, 2015, but has not issued a decision on the appeal.
Pennsylvania Public School Employees’ Retirement System
The Corporation and several current and former officers were named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York entitled Pennsylvania Public School Employees’ Retirement System v. Bank of America, et al.
Following the filing of a complaint on February 2, 2011, plaintiff subsequently filed an amended complaint on September 23, 2011 in which plaintiff sought to sue on behalf of all persons who acquired the Corporation’s common stock between February 27, 2009 and October 19, 2010 and “Common Equivalent Securities” sold in a December 2009 offering. The amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933, and alleged that the Corporation’s public statements: (i) concealed problems in the Corporation’s mortgage servicing business resulting from the widespread use of the Mortgage Electronic Recording System; (ii) failed to disclose the Corporation’s exposure to mortgage repurchase claims; (iii) misrepresented the adequacy of internal controls; and (iv) violated certain Generally Accepted Accounting Principles. The amended complaint sought unspecified damages.
On July 11, 2012, the court granted in part and denied in part defendants’ motions to dismiss the amended complaint. All claims under the Securities Act were dismissed against all defendants, with prejudice. The motion to dismiss the claim against the Corporation under Section 10(b) of the Exchange Act was denied. All claims under the Exchange Act against the officers were dismissed, with leave to replead. Defendants moved to dismiss a second amended complaint in which plaintiff sought to replead claims against certain current and former officers under Sections 10(b) and 20(a). On April 17, 2013, the court granted in part and denied in part the motion to dismiss, sustaining Sections 10(b) and 20(a) claims against the current and former officers.
On August 12, 2015, the parties agreed to settle the claims for $335 million. The agreement is subject to final documentation and court approval.
Takefuji Litigation
In April 2010, Takefuji Corporation (Takefuji) filed a claim against Merrill Lynch International and Merrill Lynch Japan Securities (MLJS) in Tokyo District Court. The claim concerns Takefuji’s purchase in 2007 of credit-linked notes structured and sold by defendants that resulted in a loss to Takefuji of approximately JPY29.0 billion (approximately $270 million) following an event of default. Takefuji alleges that defendants failed to meet certain disclosure obligations concerning the notes.
On July 19, 2013, the Tokyo District Court issued a judgment in defendants’ favor, a decision that Takefuji subsequently appealed to the Tokyo High Court. On August 27, 2014, the Tokyo High Court vacated the decision of the District Court and issued a judgment awarding Takefuji JPY14.5 billion (approximately $135 million) in damages, plus interest at a rate of five percent from March 18, 2008. On September 10, 2014, defendants filed an appeal with the Japanese Supreme Court. The appeal hearing occurred on February 16, 2016. The Corporation expects a judgment to be issued in the coming months.
U.S. Securities and Exchange Commission (SEC) Investigations
The SEC has been conducting investigations of the Corporation’s U.S. broker-dealer subsidiary, MLPF&S, regarding compliance with SEC Rule 15c3-3. The Corporation is cooperating with these investigations and is in discussions with the SEC regarding the possibility of resolving these matters. There can be no assurances that these discussions will lead to a resolution or whether the SEC will institute administrative or civil proceedings. The timing, amount and impact of these matters is uncertain.

Bank of America 2015 205

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share

January 21, 2016	March 4, 2016	March 25, 2016	$0.05
October 22, 2015	December 4, 2015	December 24, 2015	0.05
July 23, 2015	September 4, 2015	September 25, 2015	0.05
April 16, 2015	June 5, 2015	June 26, 2015	0.05
February 10, 2015	March 6, 2015	March 27, 2015	0.05

(1)	In 2015 and through February 24, 2016.
On March 11, 2015, the Corporation announced that the Federal Reserve completed its 2015 Comprehensive Capital Analysis and Review (CCAR) and advised that it did not object to the 2015 capital plan but gave a conditional non-objection under which the Corporation was required to resubmit its CCAR capital plan by September 30, 2015 and address certain weaknesses the Federal Reserve identified in the Corporation’s capital planning process. The requested capital actions included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. The Corporation resubmitted its CCAR capital plan on September 30, 2015 and on December 10, 2015, the Federal Reserve announced that it did not object to the resubmitted CCAR capital plan.
In 2015, the Corporation repurchased and retired 140.3 million shares of common stock in connection with the 2015 capital plan, which reduced shareholders’ equity by $2.4 billion. In 2014 and 2013, the Corporation repurchased and retired 101.1 million and 231.7 million shares of common stock, which reduced shareholders’ equity by $1.7 billion and $3.2 billion.
At December 31, 2015, the Corporation had warrants outstanding and exercisable to purchase 121.8 million shares of its common stock at an exercise price of $30.79 per share expiring on October 28, 2018, and warrants outstanding and exercisable to purchase 150.4 million shares of common stock at an exercise price of $13.107 per share expiring on January 16, 2019. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. The Corporation had cash dividends of $0.05 per share per quarter, or $0.20 per share for the year, in 2015 resulting in an adjustment to the exercise price of these warrants in each quarter. As a result of the Corporation’s 2015 dividends of $0.20 per common share, the exercise price of these warrants was adjusted to $13.107. The warrants expiring on October 28, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.
In connection with the issuance of the Corporation’s 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock), the Corporation issued a warrant to purchase 700 million shares of the Corporation’s common stock. The warrant is exercisable at the holder’s option at any time, in whole or in part, until September 1, 2021, at an exercise price of $7.142857 per share of common stock. The warrant may be settled in cash or by exchanging all or a portion of the Series T Preferred Stock. For more information on the Series T Preferred Stock, see Preferred Stock in this Note.
In connection with employee stock plans, in 2015, the Corporation issued approximately 7 million shares and repurchased approximately 3 million shares of its common stock to satisfy tax withholding obligations. At December 31, 2015, the Corporation had reserved 1.6 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

206 Bank of America 2015

Preferred Stock
The cash dividends declared on preferred stock were $1.5 billion, $1.0 billion and $1.2 billion for 2015, 2014 and 2013, respectively.
On January 29, 2016, the Corporation issued 44,000 shares of its 6.200% Non-Cumulative Preferred Stock, Series CC for $1.1 billion. Dividends are paid quarterly commencing on April 29, 2016. Series CC preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.
On January 27, 2015, the Corporation issued 44,000 shares of its 6.500% Non-Cumulative Preferred Stock, Series Y for $1.1 billion. Dividends are paid quarterly commencing on April 27, 2015. On March 17, 2015, the corporation issued 76,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series AA for $1.9 billion. Dividends are paid semi-annually commencing on September 17, 2015. Series Y and AA preferred stock have a liquidation preference of $25,000 per share and are subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.
At the Corporation’s annual meeting of stockholders on May 7, 2014, the stockholders approved an amendment to the Series T Preferred Stock such that it qualifies as Tier 1 capital, and the amendment became effective in the three months ended June 30, 2014. The more significant changes to the terms of the Series T Preferred Stock in the amendment were: (1) dividends are no longer cumulative; (2) the dividend rate is fixed at 6%; and (3) the

Corporation may redeem the Series T Preferred Stock only after the fifth anniversary of the effective date of the amendment.
In 2014, the Corporation issued $6.0 billion of its Preferred Stock, Series V, X, W and Z. On June 17, 2014, the Corporation issued 60,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series V for $1.5 billion. Dividends are paid semi-annually commencing on December 17, 2014. On September 5, 2014, the Corporation issued 80,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series X for $2.0 billion. Dividends are paid semi-annually commencing on March 5, 2015. On September 9, 2014, the Corporation issued 44,000 shares of its 6.625% Non-Cumulative Preferred Stock, Series W for $1.1 billion. Dividends are paid quarterly commencing on December 9, 2014. On October 23, 2014, the Corporation issued 56,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series Z for $1.4 billion. Dividends are paid semi-annually commencing on April 23, 2015. Series V, X, W and Z preferred stock have a liquidation preference of $25,000 per share and are subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.
In 2013, the Corporation redeemed for $6.6 billion its Non-Cumulative Preferred Stock, Series H, J, 6, 7 and 8. The $100 million difference between the carrying value of $6.5 billion and the redemption price of the preferred stock was recorded as a preferred stock dividend. In addition, the Corporation issued $1.0 billion of its Fixed-to-Floating Rate Semi-annual Non-Cumulative Preferred Stock, Series U.

Bank of America 2015 207

The table below presents a summary of perpetual preferred stock outstanding at December 31, 2015.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period (2)
Series B	7% Cumulative Redeemable	June 1997	7,571	$100	$1	7.00%	n/a
Series D (3)	6.204% Non-Cumulative	September 2006	26,174	25,000	654	6.204%	On or after September 14, 2011
Series E (3)	Floating Rate Non-Cumulative	November 2006	12,691	25,000	317	3-mo. LIBOR + 35 bps (4)	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (4)	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,926	100,000	493	3-mo. LIBOR + 40 bps (4)	On or after March 15, 2012
Series I (3)	6.625% Non-Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017
Series K (5)	Fixed-to-Floating Rate Non-Cumulative	January 2008	61,773	25,000	1,544	8.00% to, but excluding, 1/30/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	n/a
Series M (5)	Fixed-to-Floating Rate Non-Cumulative	April 2008	52,399	25,000	1,310	8.125% to, but excluding, 5/15/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018
Series T	6% Non-Cumulative	September 2011	50,000	100,000	2,918	6.00%	See description in Preferred Stock in this Note
Series U (5)	Fixed-to-Floating Rate Non-Cumulative	May 2013	40,000	25,000	1,000	5.2% to, but excluding, 6/1/23; 3-mo. LIBOR + 313.5 bps thereafter	On or after June 1, 2023
Series V (5)	Fixed-to-Floating Rate Non-Cumulative	June 2014	60,000	25,000	1,500	5.125% to, but excluding, 6/17/19; 3-mo. LIBOR + 338.7 bps thereafter	On or after June 17, 2019
Series W (3)	6.625% Non-Cumulative	September 2014	44,000	25,000	1,100	6.625%	On or after September 9, 2019
Series X (5)	Fixed-to-Floating Rate Non-Cumulative	September 2014	80,000	25,000	2,000	6.250% to, but excluding, 9/5/24; 3-mo. LIBOR + 370.5 bps thereafter	On or after September 5, 2024
Series Y (3)	6.500% Non-Cumulative	January 2015	44,000	25,000	1,100	6.500%	On or after January 27, 2020
Series Z (5)	Fixed-to-Floating Rate Non-Cumulative	October 2014	56,000	25,000	1,400	6.500% to, but excluding, 10/23/24; 3-mo. LIBOR + 417.4 bps thereafter	On or after October 23, 2024
Series AA (5)	Fixed-to-Floating Rate Non-Cumulative	March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. LIBOR + 389.8 bps thereafter	On or after March 17, 2025
Series 1 (6)	Floating Rate Non-Cumulative	November 2004	3,275	30,000	98	3-mo. LIBOR + 75 bps (7)	On or after November 28, 2009
Series 2 (6)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (7)	On or after November 28, 2009
Series 3 (6)	6.375% Non-Cumulative	November 2005	21,773	30,000	653	6.375%	On or after November 28, 2010
Series 4 (6)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (4)	On or after November 28, 2010
Series 5 (6)	Floating Rate Non-Cumulative	March 2007	14,056	30,000	422	3-mo. LIBOR + 50 bps (4)	On or after May 21, 2012
Total			3,767,790		$22,505

(1)	Amounts shown are before third-party issuance costs and certain book value adjustments of $232 million.

(2)
The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends. Series B and Series L Preferred Stock do not have early redemption/call rights.

(3)	Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(4)	Subject to 4.00% minimum rate per annum.

(5)
Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the first redemption date at which time, it adjusts to a quarterly cash dividend, if and when declared, thereafter.

(6)	Ownership is held in the form of depositary shares, each representing a 1/1,200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(7)	Subject to 3.00% minimum rate per annum.
n/a = not applicable

208 Bank of America 2015

The 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L (Series L Preferred Stock) listed in the Preferred Stock Summary table does not have early redemption/call rights. Each share of the Series L Preferred Stock may be converted at any time, at the option of the holder, into 20 shares of the Corporation’s common stock plus cash in lieu of fractional shares. The Corporation may cause some or all of the Series L Preferred Stock, at its option, at any time or from time to time, to be converted into shares of common stock at the then-applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of the Series L Preferred Stock. If a conversion of Series L Preferred Stock occurs at the option of the holder, subsequent to a dividend record date but prior to the dividend payment date, the Corporation will still pay any accrued dividends payable.
All series of preferred stock in the Preferred Stock Summary table have a par value of $0.01 per share, are not subject to the operation of a sinking fund, have no participation rights, and with the exception of the Series L Preferred Stock, are not convertible.

The holders of the Series B Preferred Stock and Series 1 through 5 Preferred Stock have general voting rights, and the holders of the other series included in the table have no general voting rights. All outstanding series of preferred stock of the Corporation have preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. With the exception of the Series B, F, G and T Preferred Stock, if any dividend payable on these series is in arrears for three or more semi-annual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semi-annual or four quarterly dividend periods, as applicable, following the dividend arrearage.

Bank of America 2015 209

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2013, 2014 and 2015.

(Dollars in millions)	Available-for- Sale Debt Securities	Available-for- Sale Marketable Equity Securities	Debit Valuation Adjustments (1)	Derivatives	Employee Benefit Plans	Foreign Currency (2)	Total
Balance, December 31, 2012	$4,443	$462	n/a	$(2,869)	$(4,456)	$(377)	$(2,797)
Net change	(7,700)	(466)	n/a	592	2,049	(135)	(5,660)
Balance, December 31, 2013	$(3,257)	$(4)	n/a	$(2,277)	$(2,407)	$(512)	$(8,457)
Net change	4,600	21	n/a	616	(943)	(157)	4,137
Balance, December 31, 2014	$1,343	$17	n/a	$(1,661)	$(3,350)	$(669)	$(4,320)
Cumulative adjustment for accounting change	—	—	$(1,226)	—	—	—	(1,226)
Net change	(1,643)	45	615	584	394	(123)	(128)
Balance, December 31, 2015	$(300)	$62	$(611)	$(1,077)	$(2,956)	$(792)	$(5,674)

(1)	For information on the impact of early adoption of new accounting guidance on recognition and measurement of financial instruments, see Note 1 – Summary of Significant Accounting Principles.

(2)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.
n/a = not applicable
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for 2015, 2014 and 2013.

Changes in OCI Components Before- and After-tax

	2015			2014			2013
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net increase (decrease) in fair value	$(1,644)	$627	$(1,017)	$8,698	$(3,268)	$5,430	$(10,989)	$4,077	$(6,912)
Net realized gains reclassified into earnings	(1,010)	384	(626)	(1,338)	508	(830)	(1,251)	463	(788)
Net change	(2,654)	1,011	(1,643)	7,360	(2,760)	4,600	(12,240)	4,540	(7,700)
Available-for-sale marketable equity securities:
Net increase in fair value	72	(27)	45	34	(13)	21	32	(12)	20
Net realized gains reclassified into earnings	—	—	—	—	—	—	(771)	285	(486)
Net change	72	(27)	45	34	(13)	21	(739)	273	(466)
Debit valuation adjustments:
Net increase in fair value	436	(166)	270	n/a	n/a	n/a	n/a	n/a	n/a
Net realized losses reclassified into earnings	556	(211)	345	n/a	n/a	n/a	n/a	n/a	n/a
Net change	992	(377)	615	n/a	n/a	n/a	n/a	n/a	n/a
Derivatives:
Net increase in fair value	55	(22)	33	195	(54)	141	156	(51)	105
Net realized losses reclassified into earnings	883	(332)	551	760	(285)	475	773	(286)	487
Net change	938	(354)	584	955	(339)	616	929	(337)	592
Employee benefit plans:
Net increase (decrease) in fair value	408	(121)	287	(1,629)	614	(1,015)	2,985	(1,128)	1,857
Net realized losses reclassified into earnings	169	(62)	107	55	(23)	32	237	(79)	158
Settlements, curtailments and other	1	(1)	—	(1)	41	40	46	(12)	34
Net change	578	(184)	394	(1,575)	632	(943)	3,268	(1,219)	2,049
Foreign currency:
Net decrease in fair value	600	(723)	(123)	714	(879)	(165)	244	(384)	(140)
Net realized losses reclassified into earnings	(38)	38	—	20	(12)	8	138	(133)	5
Net change	562	(685)	(123)	734	(891)	(157)	382	(517)	(135)
Total other comprehensive income (loss)	$488	$(616)	$(128)	$7,508	$(3,371)	$4,137	$(8,400)	$2,740	$(5,660)
n/a = not applicable

210 Bank of America 2015

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for 2015, 2014 and 2013.

Reclassifications Out of Accumulated OCI

(Dollars in millions)
Accumulated OCI Components	Income Statement Line Item Impacted	2015	2014	2013
Available-for-sale debt securities:
	Gains on sales of debt securities	$1,091	$1,354	$1,271
	Other loss	(81)	(16)	(20)
	Income before income taxes	1,010	1,338	1,251
	Income tax expense	384	508	463
	Reclassification to net income	626	830	788
Available-for-sale marketable equity securities:
	Equity investment income	—	—	771
	Income before income taxes	—	—	771
	Income tax expense	—	—	285
	Reclassification to net income	—	—	486
Debit valuation adjustments:
	Other loss	(556)	n/a	n/a
	Loss before income taxes	(556)	n/a	n/a
	Income tax benefit	(211)	n/a	n/a
	Reclassification to net income	(345)	n/a	n/a
Derivatives:
Interest rate contracts	Net interest income	(974)	(1,119)	(1,119)
Commodity contracts	Trading account losses	—	—	(1)
Interest rate contracts	Other income	—	—	18
Equity compensation contracts	Personnel	91	359	329
	Loss before income taxes	(883)	(760)	(773)
	Income tax benefit	(332)	(285)	(286)
	Reclassification to net income	(551)	(475)	(487)
Employee benefit plans:
Prior service cost	Personnel	(5)	(5)	(4)
Net actuarial losses	Personnel	(164)	(50)	(225)
Settlements and curtailments	Personnel	—	—	(8)
	Loss before income taxes	(169)	(55)	(237)
	Income tax benefit	(62)	(23)	(79)
	Reclassification to net income	(107)	(32)	(158)
Foreign currency:
	Other income (loss)	38	(20)	(138)
	Income (loss) before income taxes	38	(20)	(138)
	Income tax expense (benefit)	38	(12)	(133)
	Reclassification to net income	—	(8)	(5)
Total reclassification adjustments		$(377)	$315	$624
n/a = not applicable

Bank of America 2015 211

NOTE 15 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for 2015, 2014 and 2013 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(Dollars in millions, except per share information; shares in thousands)	2015	2014	2013
Earnings per common share
Net income	$15,888	$4,833	$11,431
Preferred stock dividends	(1,483)	(1,044)	(1,349)
Net income applicable to common shareholders	14,405	3,789	10,082
Dividends and undistributed earnings allocated to participating securities	—	—	(2)
Net income allocated to common shareholders	$14,405	$3,789	$10,080
Average common shares issued and outstanding	10,462,282	10,527,818	10,731,165
Earnings per common share	$1.38	$0.36	$0.94

Diluted earnings per common share
Net income applicable to common shareholders	$14,405	$3,789	$10,082
Add preferred stock dividends due to assumed conversions	300	—	300
Dividends and undistributed earnings allocated to participating securities	—	—	(2)
Net income allocated to common shareholders	$14,705	$3,789	$10,380
Average common shares issued and outstanding	10,462,282	10,527,818	10,731,165
Dilutive potential common shares (1)	751,710	56,717	760,253
Total diluted average common shares issued and outstanding	11,213,992	10,584,535	11,491,418
Diluted earnings per common share	$1.31	$0.36	$0.90

(1)	Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants.
The Corporation previously issued a warrant to purchase 700 million shares of the Corporation’s common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For 2015 and 2013, the 700 million average dilutive potential common shares were included in the diluted share count under the “if-converted” method. For 2014, the 700 million average dilutive potential common shares were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For additional information, see Note 13 – Shareholders’ Equity.
For 2015, 2014 and 2013, 62 million average dilutive potential common shares associated with the Series L Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2015,

2014 and 2013, average options to purchase 66 million, 91 million and 126 million shares of common stock, respectively, were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For 2015 and 2014, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 272 million shares for 2013. For 2015 and 2014, average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation under the treasury stock method.
In connection with the preferred stock actions described in Note 13 – Shareholders’ Equity, the Corporation recorded a $100 million non-cash preferred stock dividend in 2013, which is included in the calculation of net income allocated to common shareholders.

212 Bank of America 2015

NOTE 16 Regulatory Requirements and Restrictions
The Federal Reserve, Office of the Comptroller of the Currency (OCC) and FDIC (collectively, U.S. banking regulators) jointly establish regulatory capital adequacy guidelines for U.S. banking organizations. As a financial holding company, the Corporation is subject to capital adequacy rules issued by the Federal Reserve, and its banking entity affiliates, including BANA and Bank of America California, N.A., are subject to capital adequacy rules issued by their respective primary regulators.
On January 1, 2014, the Corporation and its affiliates became subject to Basel 3, which includes certain transition provisions through January 1, 2019. The Corporation and its primary banking entity affiliate, BANA, are Advanced approaches institutions under Basel 3.
Basel 3 updated the composition of capital and established a Common equity tier 1 capital ratio. Common equity tier 1 capital primarily includes common stock, retained earnings and accumulated OCI. Basel 3 revised minimum capital ratios and buffer requirements, added a supplementary leverage ratio, and addressed the adequately capitalized minimum requirements under the PCA framework. Finally, Basel 3 established two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches.
As an Advanced approaches institution, under Basel 3, the Corporation was required to complete a qualification period (parallel run) to demonstrate compliance with the Basel 3 Advanced approaches to the satisfaction of U.S. banking regulators. The Corporation received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements in the fourth quarter of 2015. Having exited parallel run on October 1, 2015, the Corporation is required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework, and was the Advanced approaches in the fourth quarter of 2015. Prior to the fourth quarter of 2015, the Corporation was required to report its capital adequacy under the Standardized approach only.
The table below presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches – Transition as measured at December 31, 2015 and 2014 for the Corporation and BANA.

Regulatory Capital under Basel 3 – Transition (1)

	December 31, 2015
	Bank of America Corporation				Bank of America, N.A.
(Dollars in millions)	Standardized Approach	Advanced Approaches	Regulatory Minimum	Well-capitalized (2)	Standardized Approach	Advanced Approaches	Regulatory Minimum	Well-capitalized (2)
Risk-based capital metrics:
Common equity tier 1 capital	$163,026	$163,026			$144,869	$144,869
Tier 1 capital	180,778	180,778			144,869	144,869
Total capital (3)	220,676	210,912			159,871	150,624
Risk-weighted assets (in billions)	1,403	1,602			1,183	1,104
Common equity tier 1 capital ratio	11.6%	10.2%	4.5%	n/a	12.2%	13.1%	4.5%	6.5%
Tier 1 capital ratio	12.9	11.3	6.0	6.0%	12.2	13.1	6.0	8.0
Total capital ratio	15.7	13.2	8.0	10.0	13.5	13.6	8.0	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,103	$2,103			$1,575	$1,575
Tier 1 leverage ratio	8.6%	8.6%	4.0	n/a	9.2%	9.2%	4.0	5.0

	December 31, 2014
Risk-based capital metrics:
Common equity tier 1 capital	$155,361	n/a			$145,150	n/a
Tier 1 capital	168,973	n/a			145,150	n/a
Total capital (3)	208,670	n/a			161,623	n/a
Risk-weighted assets (in billions)	1,262	n/a			1,105	n/a
Common equity tier 1 capital ratio	12.3%	n/a	4.0%	n/a	13.1%	n/a	4.0%	n/a
Tier 1 capital ratio	13.4	n/a	5.5	6.0%	13.1	n/a	5.5	6.0%
Total capital ratio	16.5	n/a	8.0	10.0	14.6	n/a	8.0	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,060	$2,060			$1,509	$1,509
Tier 1 leverage ratio	8.2%	8.2%	4.0	n/a	9.6%	9.6%	4.0	5.0

(1)
The Corporation received approval to begin using the Advanced approaches capital framework to determine risk-based capital requirements in the fourth quarter of 2015. With the approval to exit parallel run, the Corporation is required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy and was the Advanced approaches at December 31, 2015. Prior to exiting parallel run, the Corporation was required to report regulatory capital risk-weighted assets and ratios under the Standardized approach only. As previously disclosed, with the approval to exit parallel run, U.S. banking regulators requested modifications to certain internal analytical models including the wholesale (e.g., commercial) credit models which increased the Corporation’s risk-weighted assets in the fourth quarter of 2015.

(2)
To be “well capitalized” under the current U.S. banking regulatory agency definitions, a bank holding company or national bank must maintain these or higher ratios and not be subject to a Federal Reserve order or directive to maintain higher capital levels.

(3)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(4)	Reflects adjusted average assets for the three months ended December 31, 2015 and 2014.
n/a = not applicable

Bank of America 2015 213

The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the Regulatory Capital under Basel 3 – Transition table. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2015 and 2014, the Corporation and its banking entity affiliates were "well capitalized."
Other Regulatory Matters
On February 18, 2014, the Federal Reserve approved a final rule implementing certain enhanced supervisory and prudential requirements established under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule formalizes risk management requirements primarily related to governance and liquidity risk management and reiterates the provisions of previously issued final rules related to risk-based and leverage capital and stress test requirements. Also, a debt-to-equity limit may be enacted for an individual BHC if it is determined to pose a grave threat to the financial stability of the U.S. Such limit is at the discretion of the Financial Stability Oversight Council (FSOC) or the Federal Reserve on behalf of the FSOC.
The Federal Reserve requires the Corporation’s banking subsidiaries to maintain reserve requirements based on a percentage of certain deposits. The average daily reserve balance requirements, in excess of vault cash, maintained by the Corporation with the Federal Reserve were $9.8 billion and $9.1 billion for 2015 and 2014. At December 31, 2015 and 2014, the Corporation had cash in the amount of $12.1 billion and $7.7 billion, and securities with a fair value of $17.5 billion and $19.2 billion that were segregated in compliance with securities regulations or deposited with clearing organizations.
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its banking subsidiaries, BANA and Bank of America California, N.A. In 2015, the Corporation received dividends of $18.8 billion from BANA and none from Bank of America California, N.A. The amount of dividends that a subsidiary bank may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2016, BANA can declare and pay dividends of approximately $5.0 billion to the Corporation plus an additional amount equal to its retained net profits for 2016 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $895 million in 2016 plus an additional amount equal to its retained net profits for 2016 up to the date of any such dividend declaration.

214 Bank of America 2015

NOTE 17 Employee Benefit Plans
Pension and Postretirement Plans
The Corporation sponsors a qualified noncontributory trusteed pension plan, a number of noncontributory nonqualified pension plans, and postretirement health and life plans that cover eligible employees. Non-U.S. pension plans sponsored by the Corporation vary based on the country and local practices.
In 2013, the Corporation merged a defined benefit pension plan, which covered eligible employees of certain legacy companies, into the legacy Bank of America Pension Plan (the Pension Plan). This merged plan is referred to as the Qualified Pension Plan. The merger resulted in a remeasurement of the qualified pension obligations and plan assets at fair value as of the merger date which increased accumulated OCI by $2.0 billion, net-of-tax. The benefit structures under the merged legacy plans have not changed and remain intact in the Qualified Pension Plan.
Benefits earned under the Qualified Pension Plan have been frozen. Thereafter, the cash balance accounts continue to earn investment credits or interest credits in accordance with the terms of the plan document.
It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
The Pension Plan has a balance guarantee feature for account balances with participant-selected earnings, applied at the time a benefit payment is made from the plan that effectively provides principal protection for participant balances transferred and certain compensation credits. The Corporation is responsible for funding any shortfall on the guarantee feature.
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (the Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2015 or 2014. Contributions may be required in the future under this agreement.

The Corporation’s noncontributory, nonqualified pension plans are unfunded and provide supplemental defined pension benefits to certain eligible employees.
In addition to retirement pension benefits, certain benefits eligible to employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corporation. Based on the other provisions of the individual plans, certain retirees may also have the cost of these benefits partially paid by the Corporation. These plans are referred to as the Postretirement Health and Life Plans.
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2015 and 2014. Amounts recognized at December 31, 2015 and 2014 are reflected in other assets, and in accrued expenses and other liabilities on the Consolidated Balance Sheet. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. As of December 31, 2014, the Corporation adopted mortality assumptions published by the Society of Actuaries in October 2014, adjusted to reflect observed and anticipated future mortality experience of the participants in the Corporation’s U.S. plans. The adoption of the new mortality assumptions resulted in an increase of the PBO of approximately $580 million at December 31, 2014. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The increase in the weighted-average discount rates in 2015 resulted in a decrease to the PBO of approximately $930 million at December 31, 2015. The decrease in the weighted-average discount rates in 2014 resulted in an increase to the PBO of approximately $1.9 billion at December 31, 2014.

Bank of America 2015 215

The Corporation’s best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2016 is $50 million, $103 million and $108 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2016.

Pension and Postretirement Plans

	Qualified Pension Plan (1)		Non-U.S. Pension Plans (1)		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans (1)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Change in fair value of plan assets
Fair value, January 1	$18,614	$18,276	$2,564	$2,457	$2,927	$2,720	$28	$72
Actual return on plan assets	199	1,261	342	256	14	336	—	6
Company contributions	—	—	58	84	97	97	79	53
Plan participant contributions	—	—	1	1	—	—	127	129
Settlements and curtailments	—	—	(7)	(5)	—	—	—	—
Benefits paid	(851)	(923)	(78)	(68)	(233)	(226)	(247)	(248)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	13	16
Foreign currency exchange rate changes	n/a	n/a	(142)	(161)	n/a	n/a	n/a	n/a
Fair value, December 31	$17,962	$18,614	$2,738	$2,564	$2,805	$2,927	$—	$28
Change in projected benefit obligation
Projected benefit obligation, January 1	$15,508	$14,145	$2,688	$2,580	$3,329	$3,070	$1,346	$1,356
Service cost	—	—	27	29	—	1	8	8
Interest cost	621	665	93	109	122	133	48	58
Plan participant contributions	—	—	1	1	—	—	127	129
Plan amendments	—	—	(1)	1	—	—	—	—
Settlements and curtailments	—	—	(7)	(6)	—	—	—	—
Actuarial loss (gain)	(817)	1,621	(2)	208	(165)	351	(141)	29
Benefits paid	(851)	(923)	(78)	(68)	(233)	(226)	(247)	(248)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	13	16
Foreign currency exchange rate changes	n/a	n/a	(141)	(166)	n/a	n/a	(2)	(2)
Projected benefit obligation, December 31	$14,461	$15,508	$2,580	$2,688	$3,053	$3,329	$1,152	$1,346
Amount recognized, December 31	$3,501	$3,106	$158	$(124)	$(248)	$(402)	$(1,152)	$(1,318)
Funded status, December 31
Accumulated benefit obligation	$14,461	$15,508	$2,479	$2,582	$3,052	$3,329	n/a	n/a
Overfunded (unfunded) status of ABO	3,501	3,106	259	(18)	(247)	(402)	n/a	n/a
Provision for future salaries	—	—	101	106	1	—	n/a	n/a
Projected benefit obligation	14,461	15,508	2,580	2,688	3,053	3,329	$1,152	$1,346
Weighted-average assumptions, December 31
Discount rate	4.51%	4.12%	3.59%	3.56%	4.34%	3.80%	4.32%	3.75%
Rate of compensation increase	n/a	n/a	4.64	4.70	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
n/a = not applicable
Amounts recognized on the Consolidated Balance Sheet at December 31, 2015 and 2014 are presented in the table below.

Amounts Recognized on Consolidated Balance Sheet

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Other assets	$3,501	$3,106	$548	$252	$825	$786	$—	$—
Accrued expenses and other liabilities	—	—	(390)	(376)	(1,073)	(1,188)	(1,152)	(1,318)
Net amount recognized at December 31	$3,501	$3,106	$158	$(124)	$(248)	$(402)	$(1,152)	$(1,318)

216 Bank of America 2015

Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2015 and 2014 are presented in the table below. For the non-qualified plans not subject to ERISA or non-U.S. pension plans, funding strategies vary due to legal requirements and local practices.

Plans with PBO and ABO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2015	2014	2015	2014
PBO	$574	$583	$1,075	$1,190
ABO	551	563	1,074	1,190
Fair value of plan assets	183	206	1	2
Net periodic benefit cost of the Corporation’s plans for 2015, 2014 and 2013 included the following components.

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$27	$29	$32
Interest cost	621	665	623	93	109	98
Expected return on plan assets	(1,045)	(1,018)	(1,024)	(133)	(137)	(121)
Amortization of prior service cost	—	—	—	1	1	—
Amortization of net actuarial loss	170	111	242	6	3	2
Recognized loss (gain) due to settlements and curtailments	—	—	17	—	2	(7)
Net periodic benefit cost (income)	$(254)	$(242)	$(142)	$(6)	$7	$4
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.12%	4.85%	4.00%	3.56%	4.30%	4.23%
Expected return on plan assets	6.00	6.00	6.50	5.27	5.52	5.50
Rate of compensation increase	n/a	n/a	n/a	4.70	4.91	4.37

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost (income)
Service cost	$—	$1	$1	$8	$8	$9
Interest cost	122	133	120	48	58	54
Expected return on plan assets	(92)	(124)	(109)	(1)	(4)	(5)
Amortization of prior service cost	—	—	—	4	4	4
Amortization of net actuarial loss (gain)	34	25	25	(46)	(89)	(42)
Recognized loss due to settlements and curtailments	—	—	2	—	—	6
Net periodic benefit cost (income)	$64	$35	$39	$13	$(23)	$26
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	3.80%	4.55%	3.65%	3.75%	4.50%	3.65%
Expected return on plan assets	3.26	4.60	3.75	6.00	6.00	6.50
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
n/a = not applicable
The asset valuation method used to calculate the expected return on plan assets component of net period benefit cost for the Qualified Pension Plan recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.
Net periodic postretirement health and life expense was determined using the “projected unit credit” actuarial method. Gains and losses for all benefit plans except postretirement health care are recognized in accordance with the standard amortization provisions of the applicable accounting guidance. For the Postretirement Health Care Plans, 50 percent of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recognized on a level basis during the year.

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans is 7.00 percent for 2016, reducing in steps to 5.00 percent in 2021 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs, and the benefit obligation by $2 million and $34 million in 2015. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs, and the benefit obligation by $2 million and $29 million in 2015.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return

Bank of America 2015 217

on plan assets. With all other assumptions held constant, a 25 basis point (bp) decline in the discount rate and expected return on plan asset assumptions would have resulted in an increase in the net periodic benefit cost for the Qualified Pension Plan recognized in 2015 of approximately $9 million and $44 million, and to be recognized in 2016 of approximately $9 million and $43 million. For the Postretirement Health and Life Plans, a 25 bp decline in the discount rate would have resulted in an increase in the net periodic benefit cost recognized in 2015 of approximately

$9 million, and to be recognized in 2016 of approximately $8 million. For the Non-U.S. Pension Plans and the Nonqualified and Other Pension Plans, a 25 bp decline in discount rates would not have a significant impact on the net periodic benefit cost for 2015 and 2016.
Pretax amounts included in accumulated OCI for employee benefit plans at December 31, 2015 and 2014 are presented in the table below.

Pretax Amounts Included in Accumulated OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net actuarial loss (gain)	$3,920	$4,061	$137	$355	$848	$968	$(150)	$(56)	$4,755	$5,328
Prior service cost (credits)	—	—	(10)	(9)	—	—	16	20	6	11
Amounts recognized in accumulated OCI	$3,920	$4,061	$127	$346	$848	$968	$(134)	$(36)	$4,761	$5,339
Pretax amounts recognized in OCI for employee benefit plans in 2015 included the following components.

Pretax Amounts Recognized in OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Current year actuarial loss (gain)	$29	$1,378	$(211)	$87	$(86)	$138	$(140)	$26	$(408)	$1,629
Amortization of actuarial gain (loss)	(170)	(111)	(6)	(3)	(34)	(25)	46	89	(164)	(50)
Current year prior service cost (credit)	—	—	(1)	1	—	—	—	—	(1)	1
Amortization of prior service cost	—	—	(1)	(1)	—	—	(4)	(4)	(5)	(5)
Amounts recognized in OCI	$(141)	$1,267	$(219)	$84	$(120)	$113	$(98)	$111	$(578)	$1,575
The estimated pretax amounts that will be amortized from accumulated OCI into expense in 2016 are presented in the table below.

Estimated Pretax Amounts Amortized from Accumulated OCI into Period Cost in 2016

(Dollars in millions)	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans	Total
Net actuarial loss (gain)	$136	$6	$25	$(67)	$100
Prior service cost	—	1	—	4	5
Total amounts amortized from accumulated OCI	$136	$7	$25	$(63)	$105
Plan Assets
The Qualified Pension Plan has been established as a retirement vehicle for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plan. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/return profile of the assets. Asset allocation ranges are established, periodically reviewed and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected investment measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who elected to receive an investment measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2016.
The assets of the Non-U.S. Pension Plans are primarily attributable to a U.K. pension plan. This U.K. pension plan’s assets are invested prudently so that the benefits promised to members are provided with consideration given the nature and the duration of the plan’s liabilities. The current investment strategy was set following an asset-liability study and advice from the trustee’s

218 Bank of America 2015

investment advisors. The selected asset allocation strategy is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities.
The expected return on plan assets assumption was developed through analysis of historical market returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The expected return on plan assets assumption is determined using the calculated market-related value for the Qualified Pension Plan and the Other Pension Plan and the fair value for the Non-U.S. Pension Plans and Postretirement Health and Life Plans. The expected return on plan assets assumption represents a long-term average view of the performance of the assets in the Qualified Pension Plan, the Non-U.S. Pension Plans, the Other Pension Plan, and Postretirement Health and Life Plans, a return that may or may not be achieved during any one calendar year. The terminated Other U.S. Pension Plan is invested solely in an annuity contract which is primarily invested in fixed-income securities structured such that asset maturities match the duration of the plan’s obligations.
The target allocations for 2016 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

2016 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	20 - 60	10 - 35	0 - 5
Debt securities	40 - 80	40 - 80	95 - 100
Real estate	0 - 10	0 - 15	0 - 5
Other	0 - 5	0 - 15	0 - 5
Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $189 million (1.05 percent of total plan assets) and $215 million (1.15 percent of total plan assets) at December 31, 2015 and 2014.

Bank of America 2015 219

Fair Value Measurements
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements.
Combined plan investment assets measured at fair value by level and in total at December 31, 2015 and 2014 are summarized in the Fair Value Measurements table.

Fair Value Measurements

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest-bearing cash	$3,061	$—	$—	$3,061
Cash and cash equivalent commingled/mutual funds	—	4	—	4
Fixed income
U.S. government and agency securities	2,723	881	11	3,615
Corporate debt securities	—	1,795	—	1,795
Asset-backed securities	—	1,939	—	1,939
Non-U.S. debt securities	632	662	—	1,294
Fixed income commingled/mutual funds	551	1,421	—	1,972
Equity
Common and preferred equity securities	6,735	—	—	6,735
Equity commingled/mutual funds	3	1,503	—	1,506
Public real estate investment trusts	138	—	—	138
Real estate
Private real estate	—	—	144	144
Real estate commingled/mutual funds	—	12	731	743
Limited partnerships	—	121	49	170
Other investments (1)	—	287	102	389
Total plan investment assets, at fair value	$13,843	$8,625	$1,037	$23,505

	December 31, 2014
Cash and short-term investments
Money market and interest-bearing cash	$3,814	$—	$—	$3,814
Cash and cash equivalent commingled/mutual funds	—	4	—	4
Fixed income
U.S. government and agency securities	2,004	2,151	11	4,166
Corporate debt securities	—	1,454	—	1,454
Asset-backed securities	—	1,930	—	1,930
Non-U.S. debt securities	627	487	—	1,114
Fixed income commingled/mutual funds	101	1,397	—	1,498
Equity
Common and preferred equity securities	6,628	—	—	6,628
Equity commingled/mutual funds	16	1,817	—	1,833
Public real estate investment trusts	124	—	—	124
Real estate
Private real estate	—	—	127	127
Real estate commingled/mutual funds	—	4	632	636
Limited partnerships	—	122	65	187
Other investments (1)	1	490	127	618
Total plan investment assets, at fair value	$13,315	$9,856	$962	$24,133

(1)
Other investments include interest rate swaps of $114 million and $297 million, participant loans of $58 million and $78 million, commodity and balanced funds of $165 million and $178 million and other various investments of $52 million and $65 million at December 31, 2015 and 2014.

220 Bank of America 2015

The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2015, 2014 and 2013.

Level 3 Fair Value Measurements

	2015
(Dollars in millions)	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases, Sales and Settlements	Transfers out of Level 3	Balance December 31
Fixed income
U.S. government and agency securities	$11	$—	$—	$—	$11
Real estate
Private real estate	127	14	3	—	144
Real estate commingled/mutual funds	632	37	62	—	731
Limited partnerships	65	(1)	(15)	—	49
Other investments	127	(5)	(20)	—	102
Total	$962	$45	$30	$—	$1,037

	2014
Fixed income
U.S. government and agency securities	$12	$—	$(1)	$—	$11
Non-U.S. debt securities	6	—	(2)	(4)	—
Real estate
Private real estate	119	5	3	—	127
Real estate commingled/mutual funds	462	20	150	—	632
Limited partnerships	145	5	(85)	—	65
Other investments	135	1	(9)	—	127
Total	$879	$31	$56	$(4)	$962

	2013
Fixed income
U.S. government and agency securities	$13	$—	$(1)	$—	$12
Non-U.S. debt securities	10	(2)	(2)	—	6
Real estate
Private real estate	110	4	5	—	119
Real estate commingled/mutual funds	324	15	123	—	462
Limited partnerships	231	8	(66)	(28)	145
Other investments	129	(6)	12	—	135
Total	$817	$19	$71	$(28)	$879
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

				Postretirement Health and Life Plans
(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Net Payments (3)	Medicare Subsidy
2016	$915	$56	$246	$121	$13
2017	900	59	238	115	13
2018	902	62	240	111	13
2019	894	68	237	105	12
2020	903	71	236	101	12
2021 - 2025	4,409	463	1,110	450	52

(1)	Benefit payments expected to be made from the plan’s assets.

(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Bank of America 2015 221

Defined Contribution Plans
The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans. The Corporation recorded expense of $1.0 billion, $1.0 billion and $1.1 billion in 2015, 2014 and 2013, respectively, related to the qualified defined contribution plans. At December 31, 2015 and 2014, 236 million and 238 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $48 million, $29 million and $10 million in 2015, 2014 and 2013, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Corporation 2003 Key Associate Stock Plan (KASP). Grants in 2015 from the KASP included restricted stock units (RSUs) which generally vest in three equal annual installments beginning one year from the grant date, and awards which will vest subject to the attainment of specified performance criteria. During 2015, the Corporation issued 131 million RSUs to certain employees under the KASP. RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. In 2015, two million of these RSUs were authorized to be settled in shares of common stock with the remainder in cash. Certain awards contain cancellation and clawback provisions which permit the Corporation to cancel or recoup all or a portion of the award under specified circumstances. The compensation cost for these awards is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock.
For most awards, expense is generally recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For awards to employees that meet retirement eligibility criteria, the Corporation records the expense upon grant. For employees that become retirement eligible during the vesting period, the Corporation recognizes expense from the grant date to the date on which the employee becomes retirement eligible, net of estimated forfeitures. The compensation cost for the stock-based plans was $2.17 billion, $2.30 billion and $2.28 billion in 2015, 2014 and 2013, respectively. The related income tax benefit was $824 million, $854 million and $842 million for 2015, 2014 and 2013, respectively.
From time to time, the Corporation enters into equity total return swaps to hedge a portion of RSUs granted to certain employees as part of their compensation in prior periods in order to minimize the change in the expense to the Corporation driven by fluctuations in the fair value of the RSUs. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are used to hedge the price risk of cash-settled awards with changes in fair value recorded in personnel expense. For information on amounts recognized on equity total return swaps used to hedge the Corporation’s outstanding RSUs, see Note 2 – Derivatives.
On May 6, 2015, Bank of America shareholders approved the amendment and restatement of the KASP, and renamed it the Bank of America Corporation Key Employee Equity Plan (KEEP). Under the amendment and restatement of the KEEP, 450 million shares of the Corporation’s common stock and any shares that were subject to an award as of December 31, 2014 under the KASP, if such award is canceled, terminates, expires, lapses or is settled in cash for any reason from and after January 1, 2015, are authorized to be used for grants of awards.
Restricted Stock/Units
The table below presents the status at December 31, 2015 of the share-settled restricted stock/units and changes during 2015.

Stock-settled Restricted Stock/Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2015	29,882,769	$9.30
Granted	2,079,667	16.60
Vested	(8,750,921)	11.43
Canceled	(655,497)	9.52
Outstanding at December 31, 2015	22,556,018	$9.14

222 Bank of America 2015

The table below presents the status at December 31, 2015 of the cash-settled RSUs granted under the KASP and changes during 2015.

Cash-settled Restricted Units

Units
Outstanding at January 1, 2015	316,956,435
Granted	128,748,571
Vested	(176,407,854)
Canceled	(13,942,138)
Outstanding at December 31, 2015	255,355,014
At December 31, 2015, there was an estimated $1.2 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to four years, with a weighted-average period of 1.7 years. The total fair value of restricted stock vested in 2015, 2014 and 2013 was $145 million, $704 million and $906 million, respectively. In 2015, 2014 and 2013, the amount of cash paid to settle equity-based awards for all equity compensation plans was $3.0 billion, $2.7 billion and $1.7 billion, respectively.
Stock Options
The table below presents the status of all option plans at December 31, 2015 and changes during 2015.

Stock Options

	Options	Weighted- average Exercise Price
Outstanding at January 1, 2015	88,087,054	$48.96
Forfeited	(24,211,579)	48.38
Outstanding at December 31, 2015	63,875,475	49.18
All options outstanding as of December 31, 2015 were vested and exercisable with a weighted-average remaining contractual term of 1.1 years and have no aggregate intrinsic value. No options have been granted since 2008.

NOTE 19 Income Taxes
The components of income tax expense for 2015, 2014 and 2013 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2015	2014	2013
Current income tax expense
U.S. federal	$2,387	$443	$180
U.S. state and local	210	340	786
Non-U.S.	561	513	513
Total current expense	3,158	1,296	1,479
Deferred income tax expense (benefit)
U.S. federal	1,992	583	2,056
U.S. state and local	519	85	(94)
Non-U.S.	597	58	1,300
Total deferred expense	3,108	726	3,262
Total income tax expense	$6,266	$2,022	$4,741
Total income tax expense does not reflect the tax effects of items that are included in accumulated OCI. For additional information, see Note 14 – Accumulated Other Comprehensive Income (Loss). These tax effects resulted in an expense of $616 million in 2015 and $3.4 billion in 2014, and a benefit of $2.7 billion in 2013, recorded in accumulated OCI. In addition, total income tax expense does not reflect tax effects associated with the Corporation’s employee stock plans which decreased common stock and additional paid-in capital $44 million, $35 million and $128 million in 2015, 2014 and 2013, respectively.

Bank of America 2015 223

Income tax expense for 2015, 2014 and 2013 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate of 35 percent, to the Corporation’s actual income tax expense, and the effective tax rates for 2015, 2014 and 2013 are presented in the table below.

Reconciliation of Income Tax Expense

	2015		2014		2013
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income tax expense	$7,754	35.0%	$2,399	35.0%	$5,660	35.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	474	2.1	276	4.0	450	2.8
Affordable housing credits/other credits	(1,087)	(4.9)	(950)	(13.8)	(863)	(5.3)
Non-U.S. tax rate differential	(559)	(2.5)	(507)	(7.4)	(940)	(5.8)
Tax-exempt income, including dividends	(539)	(2.4)	(533)	(7.8)	(524)	(3.2)
Changes in prior period UTBs, including interest	(85)	(0.4)	(741)	(10.8)	(255)	(1.6)
Non-U.S. tax law changes	289	1.3	—	—	1,133	7.0
Nondeductible expenses	40	0.2	1,982	28.9	104	0.6
Other	(21)	(0.1)	96	1.4	(24)	(0.2)
Total income tax expense	$6,266	28.3%	$2,022	29.5%	$4,741	29.3%
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2015	2014	2013
Balance, January 1	$1,068	$3,068	$3,677
Increases related to positions taken during the current year	36	75	98
Increases related to positions taken during prior years (1)	187	519	254
Decreases related to positions taken during prior years (1)	(177)	(973)	(508)
Settlements	(1)	(1,594)	(448)
Expiration of statute of limitations	(18)	(27)	(5)
Balance, December 31	$1,095	$1,068	$3,068

(1)
The sum per year of positions taken during prior years differs from the $85 million, $741 million and $255 million in the Reconciliation of Income Tax Expense table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense table.

At December 31, 2015, 2014 and 2013, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $0.7 billion, $0.7 billion and $2.5 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The Tax Examination Status table summarizes the status of significant examinations (U.S. federal unless otherwise noted) for the Corporation and various subsidiaries as of December 31, 2015.

Tax Examination Status

	Years under Examination	Status at December 31 2015
U.S.	2010 – 2011	IRS Appeals
U.S.	2012 – 2013	Field examination
New York	2008 – 2014	Field examination
U.K.	2012	Field examination
During 2015, the Corporation and IRS Appeals arrived at final agreement on the audit of Bank of America Corporation for the 2010 through 2011 tax years. While subject to review by the Joint Committee on Taxation of the U.S. Congress, the Corporation expects this examination will be concluded early in 2016.

224 Bank of America 2015

It is reasonably possible that the UTB balance may decrease by as much as $0.1 billion during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized benefits of $82 million during 2015 and $196 million in 2014, and an expense of $127 million in 2013 for interest and penalties, net-of-tax, in income tax expense. At December 31, 2015 and 2014, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $288 million and $455 million.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2015 and 2014 are presented in the table below.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2015	2014
Deferred tax assets
Net operating loss carryforwards	$9,494	$10,955
Accrued expenses	6,340	6,309
Allowance for credit losses	4,649	5,478
Security, loan and debt valuations	4,084	5,385
Employee compensation and retirement benefits	3,585	3,899
Tax credit carryforwards	2,707	5,614
Available-for-sale securities	152	—
Other	2,333	1,800
Gross deferred tax assets	33,344	39,440
Valuation allowance	(1,149)	(1,111)
Total deferred tax assets, net of valuation allowance	32,195	38,329

Deferred tax liabilities
Equipment lease financing	3,016	3,105
Intangibles	1,306	1,513
Fee income	864	881
Mortgage servicing rights	466	1,094
Long-term borrowings	327	630
Available-for-sale securities	—	828
Other	1,752	2,024
Gross deferred tax liabilities	7,731	10,075
Net deferred tax assets, net of valuation allowance	$24,464	$28,254

The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2015.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses – U.S.	$2,507	$—	$2,507	After 2027
Net operating losses – U.K.	5,657	—	5,657	None (1)
Net operating losses – other non-U.S.	432	(323)	109	Various
Net operating losses – U.S. states (2)	898	(405)	493	Various
General business credits	2,635	—	2,635	After 2031
Foreign tax credits	72	(72)	—	n/a

(1)	The U.K. net operating losses may be carried forward indefinitely.

(2)	The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.4 billion and $623 million.
n/a = not applicable
Management concluded that no valuation allowance was necessary to reduce the U.K. NOL carryforwards and U.S. NOL and general business credit carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. The majority of the Corporation’s U.K. net deferred tax assets, which consist primarily of NOLs, are expected to be realized by certain subsidiaries over an extended number of years. Management’s conclusion is supported by financial results and forecasts, the reorganization of certain business activities and the indefinite period to carry forward NOLs. However, significant changes to those estimates, such as changes that would be caused by a substantial and prolonged worsening of the condition of Europe’s capital markets, or a change in applicable laws, could lead management to reassess its U.K. valuation allowance conclusions.
At December 31, 2015, U.S. federal income taxes had not been provided on $18.0 billion of undistributed earnings of non-U.S. subsidiaries that management has determined have been reinvested for an indefinite period of time. If the Corporation were to record a deferred tax liability associated with these undistributed earnings, the amount would be approximately $5.0 billion at December 31, 2015.

Bank of America 2015 225

NOTE 20 Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 21 – Fair Value Option.
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
During 2015, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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
Derivative Assets and Liabilities
The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that utilize multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. When third-party pricing services are used, the methods and assumptions are reviewed by the Corporation. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available, or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Corporation incorporates within its fair value measurements of OTC derivatives a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparty, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the

226 Bank of America 2015

Corporation’s own credit risk. The Corporation also incorporates FVA within its fair value measurements to include funding costs on uncollateralized derivatives and derivatives where the Corporation is not permitted to use the collateral it receives. An estimate of severity of loss is also used in the determination of fair value, primarily based on market data.
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
Mortgage Servicing Rights
The fair values of MSRs are determined using models that rely on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the option-adjusted spread levels. For more information on MSRs, see Note 23 – Mortgage Servicing Rights.
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
Private Equity Investments
Private equity investments consist of direct investments and fund investments which are initially valued at their transaction price. Thereafter, the fair value of direct investments is based on an assessment of each individual investment using methodologies that include publicly-traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flow analyses, and are subject to appropriate discounts for lack of liquidity or marketability. After initial recognition, the fair value of fund investments is based on the Corporation’s proportionate interest in the fund’s capital as reported by the respective fund managers.

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

Bank of America 2015 227

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2015 and 2014, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$55,143	$—	$—	$55,143
Trading account assets:
U.S. government and agency securities (2)	33,034	15,501	—	—	48,535
Corporate securities, trading loans and other	325	22,738	2,838	—	25,901
Equity securities	41,735	20,887	407	—	63,029
Non-U.S. sovereign debt	15,651	12,915	521	—	29,087
Mortgage trading loans and ABS	—	8,107	1,868	—	9,975
Total trading account assets	90,745	80,148	5,634	—	176,527
Derivative assets (3)	5,149	679,458	5,134	(639,751)	49,990
AFS debt securities:
U.S. Treasury and agency securities	23,374	1,903	—	—	25,277
Mortgage-backed securities:
Agency	—	228,947	—	—	228,947
Agency-collateralized mortgage obligations	—	10,985	—	—	10,985
Non-agency residential	—	3,073	106	—	3,179
Commercial	—	7,165	—	—	7,165
Non-U.S. securities	2,768	2,999	—	—	5,767
Corporate/Agency bonds	—	243	—	—	243
Other taxable securities	—	9,445	757	—	10,202
Tax-exempt securities	—	13,439	569	—	14,008
Total AFS debt securities	26,142	278,199	1,432	—	305,773
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	7	—	—	7
Non-agency residential	—	3,460	30	—	3,490
Non-U.S. securities	11,691	1,152	—	—	12,843
Other taxable securities	—	267	—	—	267
Total other debt securities carried at fair value	11,691	4,886	30	—	16,607
Loans and leases	—	5,318	1,620	—	6,938
Mortgage servicing rights	—	—	3,087	—	3,087
Loans held-for-sale	—	4,031	787	—	4,818
Other assets (4)	11,923	2,023	374	—	14,320
Total assets	$145,650	$1,109,206	$18,098	$(639,751)	$633,203
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,116	$—	$—	$1,116
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	24,239	335	—	24,574
Trading account liabilities:
U.S. government and agency securities	14,803	169	—	—	14,972
Equity securities	27,898	2,392	—	—	30,290
Non-U.S. sovereign debt	13,589	1,951	—	—	15,540
Corporate securities and other	193	5,947	21	—	6,161
Total trading account liabilities	56,483	10,459	21	—	66,963
Derivative liabilities (3)	4,941	671,613	5,575	(643,679)	38,450
Short-term borrowings	—	1,295	30	—	1,325
Accrued expenses and other liabilities	11,656	2,234	9	—	13,899
Long-term debt	—	28,584	1,513	—	30,097
Total liabilities	$73,080	$739,540	$7,483	$(643,679)	$176,424

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $14.8 billion of government-sponsored enterprise obligations.

(3)
During 2015, $6.6 billion of derivative assets and $6.7 billion of derivative liabilities were transferred from Level 1 to Level 2 based on inputs used to measure fair value. Additionally, $6.4 billion of derivative assets and $6.2 billion of derivative liabilities were transferred from Level 2 to Level 1 due to additional information related to certain options. For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)	During 2015, approximately $327 million of assets were transferred from Level 2 to Level 1 due to a restriction that was lifted for an equity investment.

228 Bank of America 2015

	December 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$62,182	$—	$—	$62,182
Trading account assets:
U.S. government and agency securities (2)	33,470	17,549	—	—	51,019
Corporate securities, trading loans and other	243	31,699	3,270	—	35,212
Equity securities	33,518	22,488	352	—	56,358
Non-U.S. sovereign debt	20,348	15,332	574	—	36,254
Mortgage trading loans and ABS	—	10,879	2,063	—	12,942
Total trading account assets	87,579	97,947	6,259	—	191,785
Derivative assets (3)	4,957	972,977	6,851	(932,103)	52,682
AFS debt securities:
U.S. Treasury and agency securities	67,413	2,182	—	—	69,595
Mortgage-backed securities:
Agency	—	165,039	—	—	165,039
Agency-collateralized mortgage obligations	—	14,248	—	—	14,248
Non-agency residential	—	4,175	279	—	4,454
Commercial	—	4,000	—	—	4,000
Non-U.S. securities	3,191	3,029	10	—	6,230
Corporate/Agency bonds	—	368	—	—	368
Other taxable securities	20	9,104	1,667	—	10,791
Tax-exempt securities	—	8,950	599	—	9,549
Total AFS debt securities	70,624	211,095	2,555	—	284,274
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,541	—	—	—	1,541
Mortgage-backed securities:
Agency	—	15,704	—	—	15,704
Non-agency residential	—	3,745	—	—	3,745
Non-U.S. securities	13,270	1,862	—	—	15,132
Other taxable securities	—	299	—	—	299
Total other debt securities carried at fair value	14,811	21,610	—	—	36,421
Loans and leases	—	6,698	1,983	—	8,681
Mortgage servicing rights	—	—	3,530	—	3,530
Loans held-for-sale	—	6,628	173	—	6,801
Other assets (4)	11,581	1,381	911	—	13,873
Total assets	$189,552	$1,380,518	$22,262	$(932,103)	$660,229
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,469	$—	$—	$1,469
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,357	—	—	35,357
Trading account liabilities:
U.S. government and agency securities	18,514	446	—	—	18,960
Equity securities	24,679	3,670	—	—	28,349
Non-U.S. sovereign debt	16,089	3,625	—	—	19,714
Corporate securities and other	189	6,944	36	—	7,169
Total trading account liabilities	59,471	14,685	36	—	74,192
Derivative liabilities (3)	4,493	969,502	7,771	(934,857)	46,909
Short-term borrowings	—	2,697	—	—	2,697
Accrued expenses and other liabilities	10,795	1,250	10	—	12,055
Long-term debt	—	34,042	2,362	—	36,404
Total liabilities	$74,759	$1,059,002	$10,179	$(934,857)	$209,083

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.2 billion of government-sponsored enterprise obligations.

(3)	For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

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

Bank of America 2015 229

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2015, 2014 and 2013, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)

	2015
				Gross
(Dollars in millions)	Balance January 1 2015	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2015
Trading account assets:
Corporate securities, trading loans and other	$3,270	$(31)	$(11)	$1,540	$(1,616)	$—	$(1,122)	$1,570	$(762)	$2,838
Equity securities	352	9	—	49	(11)	—	(11)	41	(22)	407
Non-U.S. sovereign debt	574	114	(179)	185	(1)	—	(145)	—	(27)	521
Mortgage trading loans and ABS	2,063	154	1	1,250	(1,117)	—	(493)	50	(40)	1,868
Total trading account assets	6,259	246	(189)	3,024	(2,745)	—	(1,771)	1,661	(851)	5,634
Net derivative assets (3)	(920)	1,335	(7)	273	(863)	—	(261)	(40)	42	(441)
AFS debt securities:
Non-agency residential MBS	279	(12)	—	134	—	—	(425)	167	(37)	106
Non-U.S. securities	10	—	—	—	—	—	(10)	—	—	—
Other taxable securities	1,667	—	—	189	—	—	(160)	—	(939)	757
Tax-exempt securities	599	—	—	—	—	—	(30)	—	—	569
Total AFS debt securities	2,555	(12)	—	323	—	—	(625)	167	(976)	1,432
Other debt securities carried at fair value – Non-agency residential MBS	—	(3)	—	33	—	—	—	—	—	30
Loans and leases (4, 5)	1,983	(23)	—	—	(4)	57	(237)	144	(300)	1,620
Mortgage servicing rights (5)	3,530	187	—	—	(393)	637	(874)	—	—	3,087
Loans held-for-sale (4)	173	(51)	(8)	771	(203)	61	(61)	203	(98)	787
Other assets (6)	911	(55)	—	11	(130)	—	(51)	10	(322)	374
Federal funds purchased and securities loaned or sold under agreements to repurchase (4)	—	(11)	—	—	—	(131)	217	(411)	1	(335)
Trading account liabilities – Corporate securities and other	(36)	19	—	30	(34)	—	—	—	—	(21)
Short-term borrowings (4)	—	17	—	—	—	(52)	10	(24)	19	(30)
Accrued expenses and other liabilities	(10)	1	—	—	—	—	—	—	—	(9)
Long-term debt (4)	(2,362)	287	19	616	—	(188)	273	(1,592)	1,434	(1,513)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes unrealized gains (losses) on AFS debt securities, foreign currency translation adjustments and the impact on structured liabilities of changes in the Corporation’s credit spreads. For more information, see Note 1 – Summary of Significant Accounting Principles.

(3)	Net derivatives include derivative assets of $5.1 billion and derivative liabilities of $5.6 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and MSRs retained following securitizations or whole-loan sales.

(6)	Other assets is primarily comprised of certain private equity investments.
Significant transfers into Level 3, primarily due to decreased price observability, during 2015 included:

•	$1.7 billion of trading account assets

•	$167 million of AFS debt securities

•	$144 million of loans and leases

•	$203 million of LHFS

•	$411 million of federal funds purchased and securities loaned or sold under agreements to repurchase

•
$1.6 billion of long-term debt. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Significant transfers out of Level 3, primarily due to increased price observability unless otherwise noted, during 2015 included:

•	$851 million of trading account assets, primarily the result of increased market liquidity

•	$976 million of AFS debt securities

•	$300 million of loans and leases

•	$322 million of other assets

•	$1.4 billion of long-term debt

230 Bank of America 2015

Level 3 – Fair Value Measurements (1)

	2014
				Gross
(Dollars in millions)	Balance January 1 2014	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2014
Trading account assets:
U.S. government and agency securities	$—	$—	$—	$87	$(87)	$—	$—	$—	$—	$—
Corporate securities, trading loans and other	3,559	180	—	1,675	(857)	—	(938)	1,275	(1,624)	3,270
Equity securities	386	—	—	104	(86)	—	(16)	146	(182)	352
Non-U.S. sovereign debt	468	30	—	120	(34)	—	(19)	11	(2)	574
Mortgage trading loans and ABS	4,631	199	—	1,643	(1,259)	—	(585)	39	(2,605)	2,063
Total trading account assets	9,044	409	—	3,629	(2,323)	—	(1,558)	1,471	(4,413)	6,259
Net derivative assets (2)	(224)	463	—	823	(1,738)	—	(432)	28	160	(920)
AFS debt securities:
Non-agency residential MBS	—	(2)	—	11	—	—	—	270	—	279
Non-U.S. securities	107	(7)	(11)	241	—	—	(147)	—	(173)	10
Corporate/Agency bonds	—	—	—	—	—	—	—	93	(93)	—
Other taxable securities	3,847	9	(8)	154	—	—	(1,381)	—	(954)	1,667
Tax-exempt securities	806	8	—	—	(16)	—	(235)	36	—	599
Total AFS debt securities	4,760	8	(19)	406	(16)	—	(1,763)	399	(1,220)	2,555
Loans and leases (3, 4)	3,057	69	—	—	(3)	699	(1,591)	25	(273)	1,983
Mortgage servicing rights (4)	5,042	(1,231)	—	—	(61)	707	(927)	—	—	3,530
Loans held-for-sale (4)	929	45	—	59	(725)	23	(216)	83	(25)	173
Other assets (5)	1,669	(98)	—	—	(430)	—	(245)	39	(24)	911
Trading account liabilities – Corporate securities and other	(35)	1	—	10	(13)	—	—	(9)	10	(36)
Accrued expenses and other liabilities	(10)	2	—	—	—	(3)	—	—	1	(10)
Long-term debt (3)	(1,990)	49	—	169	—	(615)	540	(1,581)	1,066	(2,362)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $6.9 billion and derivative liabilities of $7.8 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and MSRs retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of certain long-term fixed-rate margin loans that are accounted for under the fair value option and certain private equity investments.
Significant transfers into Level 3, primarily due to decreased price observability, during 2014 included:

•	$1.5 billion of trading account assets

•	$399 million of AFS debt securities

•
$1.6 billion of long-term debt. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Significant transfers out of Level 3, primarily due to increased price observability unless otherwise noted, during 2014 included:

•	$4.4 billion of trading account assets, primarily the result of increased market liquidity

•	$160 million of net derivative assets

•	$1.2 billion of AFS debt securities

•	$273 million of loans and leases

•	$1.1 billion of long-term debt

Bank of America 2015 231

Level 3 – Fair Value Measurements (1)

	2013
				Gross
(Dollars in millions)	Balance January 1 2013	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2013
Trading account assets:
Corporate securities, trading loans and other	$3,726	$242	$—	$3,848	$(3,110)	$59	$(651)	$890	$(1,445)	$3,559
Equity securities	545	74	—	96	(175)	—	(100)	70	(124)	386
Non-U.S. sovereign debt	353	50	—	122	(18)	—	(36)	2	(5)	468
Mortgage trading loans and ABS	4,935	53	—	2,514	(1,993)	—	(868)	20	(30)	4,631
Total trading account assets	9,559	419	—	6,580	(5,296)	59	(1,655)	982	(1,604)	9,044
Net derivative assets (2)	1,468	(304)	—	824	(1,467)	—	(1,362)	(10)	627	(224)
AFS debt securities:
Commercial MBS	10	—	—	—	—	—	(10)	—	—	—
Non-U.S. securities	—	5	2	1	(1)	—	—	100	—	107
Corporate/Agency bonds	92	—	4	—	—	—	—	—	(96)	—
Other taxable securities	3,928	9	15	1,055	—	—	(1,155)	—	(5)	3,847
Tax-exempt securities	1,061	3	19	—	—	—	(109)	—	(168)	806
Total AFS debt securities	5,091	17	40	1,056	(1)	—	(1,274)	100	(269)	4,760
Loans and leases (3, 4)	2,287	98	—	310	(128)	1,252	(757)	19	(24)	3,057
Mortgage servicing rights (4)	5,716	1,941	—	—	(2,044)	472	(1,043)	—	—	5,042
Loans held-for-sale (3)	2,733	62	—	8	(402)	4	(1,507)	34	(3)	929
Other assets (5)	3,129	(288)	—	46	(383)	—	(1,019)	239	(55)	1,669
Trading account liabilities – Corporate securities and other	(64)	10	—	43	(54)	(5)	—	(9)	44	(35)
Accrued expenses and other liabilities (3)	(15)	30	—	—	—	(751)	724	(1)	3	(10)
Long-term debt (3)	(2,301)	13	—	358	(4)	(172)	258	(1,331)	1,189	(1,990)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)	Net derivatives include derivative assets of $7.3 billion and derivative liabilities of $7.5 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Issuances represent loan originations and MSRs retained following securitizations or whole-loan sales.

(5)	Other assets is primarily comprised of certain long-term fixed-rate margin loans that are accounted for under the fair value option and certain private equity investments.
Significant transfers into Level 3, primarily due to decreased price observability, during 2013 included:

•	$982 million of trading account assets

•	$100 million of AFS debt securities

•	$239 million of other assets

•
$1.3 billion of long-term debt. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Significant transfers out of Level 3, primarily due to increased price observability unless otherwise noted, during 2013 included:

•	$1.6 billion of trading account assets

•	$627 million of net derivative assets

•	$269 million of AFS debt securities, primarily due to increased market liquidity

•	$1.2 billion of long-term debt

232 Bank of America 2015

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during 2015, 2014 and 2013. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$(31)	$—	$—	$(31)
Equity securities	9	—	—	9
Non-U.S. sovereign debt	114	—	—	114
Mortgage trading loans and ABS	154	—	—	154
Total trading account assets	246	—	—	246
Net derivative assets	508	765	62	1,335
AFS debt securities – Non-agency residential MBS	—	—	(12)	(12)
Other debt securities carried at fair value – Non-agency residential MBS	—	—	(3)	(3)
Loans and leases (2)	(8)	—	(15)	(23)
Mortgage servicing rights	73	114	—	187
Loans held-for-sale (2)	(58)	—	7	(51)
Other assets	—	(66)	11	(55)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(11)	—	—	(11)
Trading account liabilities – Corporate securities and other	19	—	—	19
Short-term borrowings (2)	17	—	—	17
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	339	—	(52)	287
Total	$1,125	$813	$(1)	$1,937

	2014
Trading account assets:
Corporate securities, trading loans and other	$180	$—	$—	$180
Non-U.S. sovereign debt	30	—	—	30
Mortgage trading loans and ABS	199	—	—	199
Total trading account assets	409	—	—	409
Net derivative assets	(475)	834	104	463
AFS debt securities:
Non-agency residential MBS	—	—	(2)	(2)
Non-U.S. securities	—	—	(7)	(7)
Other taxable securities	—	—	9	9
Tax-exempt securities	—	—	8	8
Total AFS debt securities	—	—	8	8
Loans and leases (2)	—	—	69	69
Mortgage servicing rights	(6)	(1,225)	—	(1,231)
Loans held-for-sale (2)	(14)	—	59	45
Other assets	—	(79)	(19)	(98)
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities	—	—	2	2
Long-term debt (2)	78	—	(29)	49
Total	$(7)	$(470)	$194	$(283)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Bank of America 2015 233

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings (continued)

	2013
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$242	$—	$—	$242
Equity securities	74	—	—	74
Non-U.S. sovereign debt	50	—	—	50
Mortgage trading loans and ABS	53	—	—	53
Total trading account assets	419	—	—	419
Net derivative assets	(1,224)	927	(7)	(304)
AFS debt securities:
Non-U.S. securities	—	—	5	5
Other taxable securities	—	—	9	9
Tax-exempt securities	—	—	3	3
Total AFS debt securities	—	—	17	17
Loans and leases (2)	—	(38)	136	98
Mortgage servicing rights	—	1,941	—	1,941
Loans held-for-sale (2)	—	2	60	62
Other assets	—	122	(410)	(288)
Trading account liabilities – Corporate securities and other	10	—	—	10
Accrued expenses and other liabilities	—	30	—	30
Long-term debt (2)	45	—	(32)	13
Total	$(750)	$2,984	$(236)	$1,998

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

234 Bank of America 2015

The table below summarizes changes in unrealized gains (losses) recorded in earnings during 2015, 2014 and 2013 for Level 3 assets and liabilities that were still held at December 31, 2015, 2014 and 2013. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$(123)	$—	$—	$(123)
Equity securities	3	—	—	3
Non-U.S. sovereign debt	74	—	—	74
Mortgage trading loans and ABS	(93)	—	—	(93)
Total trading account assets	(139)	—	—	(139)
Net derivative assets	507	36	62	605
Loans and leases (2)	(3)	—	16	13
Mortgage servicing rights	73	(158)	—	(85)
Loans held-for-sale (2)	(1)	—	(38)	(39)
Other assets	—	(41)	(20)	(61)
Trading account liabilities – Corporate securities and other	(3)	—	—	(3)
Short-term borrowings (2)	1	—	—	1
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	277	—	(22)	255
Total	$712	$(163)	$(1)	$548

	2014
Trading account assets:
Corporate securities, trading loans and other	$69	$—	$—	$69
Equity securities	(8)	—	—	(8)
Non-U.S. sovereign debt	31	—	—	31
Mortgage trading loans and ABS	79	—	—	79
Total trading account assets	171	—	—	171
Net derivative assets	(276)	85	104	(87)
Loans and leases (2)	—	—	76	76
Mortgage servicing rights	(6)	(1,747)	—	(1,753)
Loans held-for-sale (2)	(14)	—	10	(4)
Other assets	—	(50)	102	52
Trading account liabilities – Corporate securities and other	1	—	—	1
Accrued expenses and other liabilities	—	—	1	1
Long-term debt (2)	29	—	(37)	(8)
Total	$(95)	$(1,712)	$256	$(1,551)

	2013
Trading account assets:
Corporate securities, trading loans and other	$(130)	$—	$—	$(130)
Equity securities	40	—	—	40
Non-U.S. sovereign debt	80	—	—	80
Mortgage trading loans and ABS	(174)	—	—	(174)
Total trading account assets	(184)	—	—	(184)
Net derivative assets	(1,375)	42	(7)	(1,340)
Loans and leases (2)	—	(34)	152	118
Mortgage servicing rights	—	1,541	—	1,541
Loans held-for-sale (2)	—	6	57	63
Other assets	—	166	14	180
Long-term debt (2)	(4)	—	(32)	(36)
Total	$(1,563)	$1,721	$184	$342

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Bank of America 2015 235

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2015 and 2014.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,017	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	400		Prepayment speed	0% to 27% CPR	11%
Loans and leases	1,520		Default rate	0% to 10% CDR	4%
Loans held-for-sale	97		Loss severity	0% to 90%	40%
Instruments backed by commercial real estate assets	$852	Discounted cash flow, Market comparables	Yield	0% to 25%	8%
Trading account assets – Mortgage trading loans and ABS	162		Price	$0 to $100	$73
Loans held-for-sale	690
Commercial loans, debt securities and other	$4,558	Discounted cash flow, Market comparables	Yield	0% to 37%	13%
Trading account assets – Corporate securities, trading loans and other	2,503		Prepayment speed	5% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	521		Default rate	2% to 5%	4%
Trading account assets – Mortgage trading loans and ABS	1,306		Loss severity	25% to 50%	37%
AFS debt securities – Other taxable securities	128		Duration	0 to 5 years	3 years
Loans and leases	100		Price	$0 to $258	$64
Auction rate securities	$1,533	Discounted cash flow, Market comparables	Price	$10 to $100	$94
Trading account assets – Corporate securities, trading loans and other	335
AFS debt securities – Other taxable securities	629
AFS debt securities – Tax-exempt securities	569
Structured liabilities
Long-term debt	$(1,513)	Industry standard derivative pricing (2, 3)	Equity correlation	25% to 100%	67%
			Long-dated equity volatilities	4% to 101%	28%
Net derivative assets
Credit derivatives	$(75)	Discounted cash flow, Stochastic recovery correlation model	Yield	6% to 25%	16%
			Upfront points	0 to 100 points	60 points
			Credit spreads	0 bps to 447 bps	111 bps
			Credit correlation	31% to 99%	38%
			Prepayment speed	10% to 20% CPR	19%
			Default rate	1% to 4% CDR	3%
			Loss severity	35% to 40%	35%
Equity derivatives	$(1,037)	Industry standard derivative pricing (2)	Equity correlation	25% to 100%	67%
			Long-dated equity volatilities	4% to 101%	28%
Commodity derivatives	$169	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$1/MMBtu to $6/MMBtu	$4/MMBtu
			Propane forward price	$0/Gallon to $1/Gallon	$1/Gallon
			Correlation	66% to 93%	84%
			Volatilities	18% to 125%	39%
Interest rate derivatives	$502	Industry standard derivative pricing (3)	Correlation (IR/IR)	17% to 99%	48%
			Correlation (FX/IR)	-15% to 40%	-9%
			Long-dated inflation rates	0% to 7%	3%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(441)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 230: Trading account assets – Corporate securities, trading loans and other of $2.8 billion, Trading account assets – Non-U.S. sovereign debt of $521 million, Trading account assets – Mortgage trading loans and ABS of $1.9 billion, AFS debt securities – Other taxable securities of $757 million, AFS debt securities – Tax-exempt securities of $569 million, Loans and leases of $1.6 billion and LHFS of $787 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange

236 Bank of America 2015

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 231: Trading account assets – Corporate securities, trading loans and other of $3.3 billion, Trading account assets – Non-U.S. sovereign debt of $574 million, Trading account assets – Mortgage trading loans and ABS of $2.1 billion, AFS debt securities – Other taxable securities of $1.7 billion, AFS debt securities – Tax-exempt securities of $599 million, Loans and leases of $2.0 billion and LHFS of $173 million.

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
FX = Foreign Exchange
n/a = not applicable

Bank of America 2015 237

In the tables above, instruments backed by residential and commercial real estate assets include RMBS, commercial mortgage-backed securities, whole loans and mortgage CDOs. Commercial loans, debt securities and other include corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option.
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
For more information on the inputs and techniques used in the valuation of MSRs, see Note 23 – Mortgage Servicing Rights.
Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs
Loans and Securities
For instruments backed by residential real estate assets, commercial real estate assets and commercial loans, debt securities and other, a significant increase in market yields, default rates, loss severities or duration would result in a significantly lower fair value for long positions. Short positions would be impacted in a directionally opposite way. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.
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

238 Bank of America 2015

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2015, 2014 and 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31
	2015		2014
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$9	$33	$156	$30
Loans and leases (1)	—	2,739	5	4,636
Foreclosed properties (2, 3)	—	172	—	208
Other assets	54	—	13	—

		Gains (Losses)
		2015	2014	2013
Assets
Loans held-for-sale		$(8)	$(19)	$(71)
Loans and leases (1)		(980)	(1,132)	(1,104)
Foreclosed properties (2, 3)		(57)	(66)	(63)
Other assets		(15)	(6)	(20)

(1)	Includes $174 million of losses on loans that were written down to a collateral value of zero during 2015 compared to losses of $370 million and $365 million in 2014 and 2013.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses taken during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $1.4 billion and $1.1 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) as of December 31, 2015 and 2014.
The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at December 31, 2015 and 2014. Instruments backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

	December 31, 2015
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and leases backed by residential real estate assets	$2,739	Market comparables	OREO discount	7% to 55%	20%
			Cost to sell	8% to 45%	10%

	December 31, 2014
Loans and leases backed by residential real estate assets	$4,636	Market comparables	OREO discount	0% to 28%	8%
			Cost to sell	7% to 14%	8%

Bank of America 2015 239

NOTE 21 Fair Value Option
Loans and Loan Commitments
The Corporation elects to account for certain commercial loans and loan commitments that exceed the Corporation’s single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income (loss). Electing the fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the credit derivatives at fair value. The Corporation also elected the fair value option for certain loans held in consolidated VIEs.
Loans Held-for-sale
The Corporation elects to account for residential mortgage LHFS, commercial mortgage LHFS and certain other LHFS under the fair value option with interest income on these LHFS recorded in other interest income. These loans are actively managed and monitored and, as appropriate, certain market risks of the loans may be mitigated through the use of derivatives. The Corporation has elected not to designate the derivatives as qualifying accounting hedges and therefore they are carried at fair value with changes in fair value recorded in other income (loss). The changes in fair value of the loans are largely offset by changes in the fair value of the derivatives. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The Corporation has not elected to account for certain other LHFS under the fair value option primarily because these loans are floating-rate loans that are not hedged using derivative instruments.
Loans Reported as Trading Account Assets
The Corporation elects to account for certain loans that are held for the purpose of trading and are risk-managed on a fair value basis under the fair value option.

Other Assets
The Corporation elects to account for certain private equity investments that are not in an investment company under the fair value option as this measurement basis is consistent with applicable accounting guidance for similar investments that are in an investment company. The Corporation also elects to account for certain long-term fixed-rate margin loans that are hedged with derivatives under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the derivatives at fair value.
Securities Financing Agreements
The Corporation elects to account for certain securities financing agreements, including resale and repurchase agreements, under the fair value option based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities are not accounted for under the fair value option as these contracts are generally short-dated and therefore the interest rate risk is not significant.
Long-term Deposits
The Corporation elects to account for certain long-term fixed-rate and rate-linked deposits that are hedged with derivatives that do not qualify for hedge accounting under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the derivatives at fair value. The Corporation has not elected to carry other long-term deposits at fair value because they were not hedged using derivatives.
Short-term Borrowings
The Corporation elects to account for certain short-term borrowings, primarily short-term structured liabilities, under the fair value option because this debt is risk-managed on a fair value basis.
The Corporation elects to account for certain asset-backed secured financings, which are also classified in short-term borrowings, under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.
Long-term Debt
The Corporation elects to account for certain long-term debt, primarily structured liabilities, under the fair value option. This long-term debt is either risk-managed on a fair value basis or the related hedges do not qualify for hedge accounting.

240 Bank of America 2015

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2015 and 2014.

Fair Value Option Elections

	December 31
	2015			2014
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$55,143	$54,999	$144	$62,182	$61,902	$280
Loans reported as trading account assets (1)	4,995	9,214	(4,219)	4,607	8,487	(3,880)
Trading inventory – other	8,149	n/a	n/a	6,865	n/a	n/a
Consumer and commercial loans	6,938	7,293	(355)	8,681	8,925	(244)
Loans held-for-sale	4,818	6,157	(1,339)	6,801	8,072	(1,271)
Other assets	275	270	5	253	270	(17)
Long-term deposits	1,116	1,021	95	1,469	1,361	108
Federal funds purchased and securities loaned or sold under agreements to repurchase	24,574	24,718	(144)	35,357	35,332	25
Short-term borrowings	1,325	1,325	—	2,697	2,697	—
Unfunded loan commitments	658	n/a	n/a	405	n/a	n/a
Long-term debt (2)	30,097	30,593	(496)	36,404	35,815	589

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)	Includes structured liabilities with a fair value of $29.0 billion and $35.3 billion, and contractual principal outstanding of $29.4 billion and $34.6 billion at December 31, 2015 and 2014.
n/a = not applicable

Bank of America 2015 241

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2015, 2014 and 2013.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	2015
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(195)	$—	$—	$(195)
Loans reported as trading account assets	(199)	—	—	(199)
Trading inventory – other (1)	1,284	—	—	1,284
Consumer and commercial loans	52	—	(295)	(243)
Loans held-for-sale (2)	(36)	673	63	700
Other assets	—	—	10	10
Long-term deposits	1	—	13	14
Federal funds purchased and securities loaned or sold under agreements to repurchase	33	—	—	33
Short-term borrowings	3	—	—	3
Unfunded loan commitments	—	—	(210)	(210)
Long-term debt (3, 4)	2,107	—	(633)	1,474
Total	$3,050	$673	$(1,052)	$2,671

	2014
Federal funds sold and securities borrowed or purchased under agreements to resell	$(114)	$—	$—	$(114)
Loans reported as trading account assets	(87)	—	—	(87)
Trading inventory – other (1)	1,091	—	—	1,091
Consumer and commercial loans	(24)	—	69	45
Loans held-for-sale (2)	(56)	798	83	825
Long-term deposits	23	—	(26)	(3)
Federal funds purchased and securities loaned or sold under agreements to repurchase	4	—	—	4
Short-term borrowings	52	—	—	52
Unfunded loan commitments	—	—	(64)	(64)
Long-term debt (3)	239	—	407	646
Total	$1,128	$798	$469	$2,395

	2013
Federal funds sold and securities borrowed or purchased under agreements to resell	$(44)	$—	$—	$(44)
Loans reported as trading account assets	83	—	—	83
Trading inventory – other (1)	1,355	—	—	1,355
Consumer and commercial loans	(28)	(38)	240	174
Loans held-for-sale (2)	7	966	75	1,048
Other assets	—	—	(77)	(77)
Long-term deposits	30	—	84	114
Federal funds purchased and securities loaned or sold under agreements to repurchase	(36)	—	—	(36)
Asset-backed secured financings	—	(91)	—	(91)
Short-term borrowings	(70)	—	—	(70)
Unfunded loan commitments	—	—	180	180
Long-term debt (3)	(602)	—	(649)	(1,251)
Total	$695	$837	$(147)	$1,385

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of IRLCs on funded loans, including those sold during the period.

(3)
The majority of the net gains (losses) in trading account profits relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. In connection with the implementation of new accounting guidance relating to DVA on structured liabilities accounted for at fair value under the fair value option, unrealized DVA gains (losses) in 2015 are recorded in accumulated OCI while realized gains (losses) are recorded in other income (loss); for years prior to 2015, the realized and unrealized gains (losses) are reflected in other income (loss). For more information on the implementation of new accounting guidance, see Note 1 – Summary of Significant Accounting Principles.

(4)
For the cumulative impact of changes in the Corporation’s credit spreads and the amount recognized in OCI, see Note 14 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets Accounted for Under the Fair Value Option

	December 31
(Dollars in millions)	2015	2014	2013
Loans reported as trading account assets	$37	$28	$56
Consumer and commercial loans	(200)	32	148
Loans held-for-sale	37	84	225

242 Bank of America 2015

NOTE 22 Fair Value of Financial Instruments
Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 20 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at December 31, 2015 and 2014 was carried at fair value on the Consolidated Balance Sheet.
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
Loans
The fair values for commercial and consumer loans are generally determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan losses and excludes leases. The Corporation accounts for certain commercial loans and residential mortgage loans under the fair value option.
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2015 and 2014 are presented in the table below.

Fair Value of Financial Instruments

	December 31, 2015
		Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$863,561	$70,223	$805,371	$875,594
Loans held-for-sale	7,453	5,347	2,106	7,453
Financial liabilities
Deposits	1,197,259	1,197,577	—	1,197,577
Long-term debt	236,764	239,596	1,513	241,109

	December 31, 2014
Financial assets
Loans	$842,259	$87,174	$776,370	$863,544
Loans held-for-sale	12,836	12,236	618	12,854
Financial liabilities
Deposits	1,118,936	1,119,427	—	1,119,427
Long-term debt	243,139	249,692	2,362	252,054
Commercial Unfunded Lending Commitments
Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.
The carrying values and fair values of the Corporation’s commercial unfunded lending commitments were $1.3 billion and $6.3 billion at December 31, 2015, and $932 million and $3.8 billion at December 31, 2014. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.
The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 12 – Commitments and Contingencies.

Bank of America 2015 243

NOTE 23 Mortgage Servicing Rights
The Corporation accounts for consumer MSRs at fair value with changes in fair value primarily recorded in mortgage banking income in the Consolidated Statement of Income. The Corporation manages the risk in these MSRs with derivatives such as options and interest rate swaps, which are not designated as accounting hedges, as well as securities including MBS and U.S. Treasury securities. The securities used to manage the risk in the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income.
The table below presents activity for residential mortgage and home equity MSRs for 2015 and 2014.

Rollforward of Mortgage Servicing Rights

(Dollars in millions)	2015	2014
Balance, January 1	$3,530	$5,042
Additions	637	707
Sales	(393)	(61)
Amortization of expected cash flows (1)	(874)	(927)
Impact of changes in interest rates and other market factors (2)	41	(1,191)
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	100	(163)
Impact of changes in the Home Price Index	(13)	(25)
Impact of changes to the prepayment model	(10)	243
Other model changes (4)	69	(95)
Balance, December 31 (5)	$3,087	$3,530
Mortgage loans serviced for investors (in billions)	$394	$490

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)
These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve and periodic adjustments to valuation based on third-party discovery.

(3)
These amounts reflect periodic adjustments to the valuation model to reflect changes in the modeled relationship between inputs and their impact on projected cash flows as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows. Also included is a decrease of $127 million for 2014 due to changes in option-adjusted spread rate assumptions.

(5)	At December 31, 2015, includes $2.7 billion of U.S. and $407 million of non-U.S. consumer MSR balances compared to $3.3 billion and $259 million at December 31, 2014.
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

Significant economic assumptions in estimating the fair value of MSRs at December 31, 2015 and 2014 are presented below. The change in fair value as a result of changes in OAS rates is included within “Model and other cash flow assumption changes” in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs’ cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions

	December 31
	2015		2014
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.62%	7.61%	4.52%	7.61%
Weighted-average life, in years	4.46	3.43	4.53	2.95
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

Sensitivity Impacts

	December 31, 2015
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.30	years	0.26	years	$183
Impact of 20% decrease	0.64		0.55		389

Impact of 10% increase	(0.26)		(0.23)		(163)
Impact of 20% increase	(0.50)		(0.43)		(310)
OAS level
Impact of 100 bps decrease					$124
Impact of 200 bps decrease					259

Impact of 100 bps increase					(115)
Impact of 200 bps increase					(221)

244 Bank of America 2015

NOTE 24 Business Segment Information
The Corporation reports its results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other.
Consumer Banking
Consumer Banking offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Consumer Banking product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products, as well as credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans to consumers and small businesses in the U.S. Customers and clients have access to a franchise network that stretches coast to coast through 33 states and the District of Columbia. The franchise network includes approximately 4,700 financial centers, 16,000 ATMs, nationwide call centers, and online and mobile platforms.
Global Wealth & Investment Management
GWIM provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets, including tailored solutions to meet clients’ needs through a full set of investment management, brokerage, banking and retirement products. GWIM also provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Global Banking
Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through the Corporation’s network of offices and client relationship teams. Global Banking’s lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Global Banking’s treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also provides investment banking products to clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. Global Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships, not-for-profit companies, large global corporations, financial institutions, leasing clients, and mid-sized U.S.-based businesses requiring customized and integrated financial advice and solutions.
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
All Other
All Other consists of ALM activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to the business segments. Additionally, certain residential mortgage loans that are managed by LAS are held in All Other.

Bank of America 2015 245

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
Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation’s ALM activities. Further, net interest income on an FTE basis includes market-related adjustments, which are adjustments to net interest income to reflect the impact of changes in long-term interest rates on the estimated lives of mortgage-related debt securities thereby impacting premium amortization. Also included in market-related adjustments is hedge ineffectiveness that impacts net interest income.

In addition, the business segments are impacted by the migration of customers and clients and their deposit, loan and brokerage balances between businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers or clients migrated.
The Corporation’s ALM activities include an overall interest rate risk management strategy that incorporates the use of various derivatives and cash instruments to manage fluctuations in earnings and capital that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The results of a majority of the Corporation’s ALM activities are allocated to the business segments and fluctuate based on the performance of the ALM activities. ALM activities include external product pricing decisions including deposit pricing strategies, the effects of the Corporation’s internal funds transfer pricing process and the net effects of other ALM activities.
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

246 Bank of America 2015

The table below presents net income (loss) and the components thereto (with net interest income on an FTE basis) for 2015, 2014 and 2013, and total assets at December 31, 2015 and 2014 for each business segment, as well as All Other.

Results for Business Segments and All Other

At and for the Year Ended December 31	Total Corporation (1)			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net interest income (FTE basis)	$40,160	$40,821	$43,124	$19,844	$20,177	$20,619	$5,499	$5,836	$6,064
Noninterest income	43,256	44,295	46,677	10,774	10,632	11,313	12,502	12,568	11,726
Total revenue, net of interest expense (FTE basis)	83,416	85,116	89,801	30,618	30,809	31,932	18,001	18,404	17,790
Provision for credit losses	3,161	2,275	3,556	2,524	2,680	3,166	51	14	56
Noninterest expense	57,192	75,117	69,214	17,485	17,865	18,865	13,843	13,654	13,039
Income before income taxes (FTE basis)	23,063	7,724	17,031	10,609	10,264	9,901	4,107	4,736	4,695
Income tax expense (FTE basis)	7,175	2,891	5,600	3,870	3,828	3,630	1,498	1,767	1,722
Net income	$15,888	$4,833	$11,431	$6,739	$6,436	$6,271	$2,609	$2,969	$2,973
Year-end total assets	$2,144,316	$2,104,534		$636,464	$588,878		$296,139	$274,887

				Global Banking			Global Markets
				2015	2014	2013	2015	2014	2013
Net interest income (FTE basis)				$9,254	$9,810	$9,692	$4,338	$4,004	$4,237
Noninterest income				7,665	7,797	7,744	10,729	12,184	11,221
Total revenue, net of interest expense (FTE basis)				16,919	17,607	17,436	15,067	16,188	15,458
Provision for credit losses				685	322	1,142	99	110	140
Noninterest expense				7,888	8,170	8,051	11,310	11,862	12,094
Income before income taxes (FTE basis)				8,346	9,115	8,243	3,658	4,216	3,224
Income tax expense (FTE basis)				3,073	3,346	3,024	1,162	1,511	2,090
Net income				$5,273	$5,769	$5,219	$2,496	$2,705	$1,134
Year-end total assets				$382,043	$353,637		$551,587	$579,594

				Legacy Assets & Servicing			All Other
				2015	2014	2013	2015	2014	2013
Net interest income (FTE basis)				$1,573	$1,520	$1,552	$(348)	$(526)	$960
Noninterest income				1,857	1,156	2,872	(271)	(42)	1,801
Total revenue, net of interest expense (FTE basis)				3,430	2,676	4,424	(619)	(568)	2,761
Provision for credit losses				144	127	(283)	(342)	(978)	(665)
Noninterest expense				4,451	20,633	12,416	2,215	2,933	4,749
Loss before income taxes (FTE basis)				(1,165)	(18,084)	(7,709)	(2,492)	(2,523)	(1,323)
Income tax benefit (FTE basis)				(425)	(4,974)	(2,826)	(2,003)	(2,587)	(2,040)
Net income (loss)				$(740)	$(13,110)	$(4,883)	$(489)	$64	$717
Year-end total assets				$47,292	$45,957		$230,791	$261,581

(1)	There were no material intersegment revenues.

Bank of America 2015 247

The table below presents a reconciliation of the five business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations

(Dollars in millions)	2015	2014	2013
Segments’ total revenue, net of interest expense (FTE basis)	$84,035	$85,684	$87,040
Adjustments:
ALM activities	237	(804)	(545)
Equity investment income	—	727	2,737
Liquidating businesses and other	(856)	(491)	569
FTE basis adjustment	(909)	(869)	(859)
Consolidated revenue, net of interest expense	$82,507	$84,247	$88,942
Segments’ total net income	$16,377	$4,769	$10,714
Adjustments, net-of-taxes:
ALM activities	(305)	(343)	(929)
Equity investment income	—	454	1,724
Liquidating businesses and other	(184)	(47)	(78)
Consolidated net income	$15,888	$4,833	$11,431

		December 31
		2015	2014
Segments’ total assets		$1,913,525	$1,842,953
Adjustments:
ALM activities, including securities portfolio		681,876	658,319
Equity investments		4,297	4,871
Liquidating businesses and other		63,465	73,008
Elimination of segment asset allocations to match liabilities		(518,847)	(474,617)
Consolidated total assets		$2,144,316	$2,104,534

248 Bank of America 2015

NOTE 25 Parent Company Information
The following tables present the Parent Company-only financial information. This financial information is presented in accordance with bank regulatory reporting requirements.

Condensed Statement of Income

(Dollars in millions)	2015	2014	2013
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$18,970	$12,400	$8,532
Nonbank companies and related subsidiaries	53	149	357
Interest from subsidiaries	2,004	1,836	2,087
Other income (loss)	(623)	72	233
Total income	20,404	14,457	11,209
Expense
Interest on borrowed funds from related subsidiaries	1,169	1,661	1,730
Other interest expense	5,098	5,552	6,379
Noninterest expense	4,747	4,471	10,938
Total expense	11,014	11,684	19,047
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	9,390	2,773	(7,838)
Income tax benefit	(3,574)	(4,079)	(7,227)
Income (loss) before equity in undistributed earnings of subsidiaries	12,964	6,852	(611)
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	3,120	3,613	14,150
Nonbank companies and related subsidiaries	(196)	(5,632)	(2,108)
Total equity in undistributed earnings (losses) of subsidiaries	2,924	(2,019)	12,042
Net income	$15,888	$4,833	$11,431

Condensed Balance Sheet

	December 31
(Dollars in millions)	2015	2014
Assets
Cash held at bank subsidiaries (1)	$98,024	$100,304
Securities	937	932
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	23,594	23,356
Banks and related subsidiaries	569	2,395
Nonbank companies and related subsidiaries	56,426	52,251
Investments in subsidiaries:
Bank holding companies and related subsidiaries	272,596	270,441
Nonbank companies and related subsidiaries	2,402	2,139
Other assets	9,360	14,599
Total assets	$463,908	$466,417
Liabilities and shareholders’ equity
Short-term borrowings	$15	$46
Accrued expenses and other liabilities	13,900	16,872
Payables to subsidiaries:
Banks and related subsidiaries	465	2,559
Nonbank companies and related subsidiaries	13,921	17,698
Long-term debt	179,402	185,771
Total liabilities	207,703	222,946
Shareholders’ equity	256,205	243,471
Total liabilities and shareholders’ equity	$463,908	$466,417

(1)	Balance includes third-party cash held of $28 million and $29 million at December 31, 2015 and 2014.

Bank of America 2015 249

Condensed Statement of Cash Flows

(Dollars in millions)	2015	2014	2013
Operating activities
Net income	$15,888	$4,833	$11,431
Reconciliation of net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(2,924)	2,019	(12,042)
Other operating activities, net	(2,509)	2,143	(10,422)
Net cash provided by (used in) operating activities	10,455	8,995	(11,033)
Investing activities
Net sales (purchases) of securities	15	(142)	459
Net payments from (to) subsidiaries	(7,944)	(5,902)	39,336
Other investing activities, net	70	19	3
Net cash provided by (used in) investing activities	(7,859)	(6,025)	39,798
Financing activities
Net increase (decrease) in short-term borrowings	(221)	(55)	178
Net increase (decrease) in other advances	(770)	1,264	(14,378)
Proceeds from issuance of long-term debt	26,492	29,324	30,966
Retirement of long-term debt	(27,393)	(33,854)	(39,320)
Proceeds from issuance of preferred stock	2,964	5,957	1,008
Redemption of preferred stock	—	—	(6,461)
Common stock repurchased	(2,374)	(1,675)	(3,220)
Cash dividends paid	(3,574)	(2,306)	(1,677)
Net cash used in financing activities	(4,876)	(1,345)	(32,904)
Net increase (decrease) in cash held at bank subsidiaries	(2,280)	1,625	(4,139)
Cash held at bank subsidiaries at January 1	100,304	98,679	102,818
Cash held at bank subsidiaries at December 31	$98,024	$100,304	$98,679

250 Bank of America 2015

NOTE 26 Performance by Geographical Area
Since the Corporation’s operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets, total revenue, net of interest expense, income before income taxes and net income (loss) by geographic area. The Corporation identifies its geographic performance based on the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related capital or expense deployed in the region.

		December 31	Year Ended December 31
(Dollars in millions)	Year	Total Assets (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income (Loss)
U.S. (3)	2015	$1,849,128	$71,659	$20,148	$14,689
	2014	1,792,719	72,960	4,643	3,305
	2013		76,612	13,221	10,588
Asia (4)	2015	86,994	3,524	726	457
	2014	92,005	3,605	759	473
	2013		4,442	1,382	887
Europe, Middle East and Africa	2015	178,899	6,081	938	516
	2014	190,365	6,409	1,098	813
	2013		6,353	1,003	(403)
Latin America and the Caribbean	2015	29,295	1,243	342	226
	2014	29,445	1,273	355	242
	2013		1,535	566	359
Total Non-U.S.	2015	295,188	10,848	2,006	1,199
	2014	311,815	11,287	2,212	1,528
	2013		12,330	2,951	843
Total Consolidated	2015	$2,144,316	$82,507	$22,154	$15,888
	2014	2,104,534	84,247	6,855	4,833
	2013		88,942	16,172	11,431

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)	Substantially reflects the U.S.

(4)	Amounts include pretax gains of $753 million ($474 million net-of-tax) on the sale of common shares of CCB during 2013.

Bank of America 2015 251

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
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

Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 130 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 131 and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

252 Bank of America 2015

Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of The Registrant
The name, age, position and office, and business experience during the last five years of our current executive officers are:
Dean C. Athanasia (49) President, Preferred & Small Business Banking, and Co-Head - Consumer Banking, since September 2014; Preferred and Small Business Banking Executive from April 2011 to September 2014; and Head of Global Banking and Merrill Edge from April 2009 to April 2011.
Catherine P. Bessant (55) Chief Operations and Technology Officer since July 2015; and Global Technology & Operations Executive from January 2010 to July 2015.
Paul M. Donofrio (55) Chief Financial Officer since August 2015; strategic finance Executive from April 2015 to August 2015; Global Head of Corporate Credit and Transaction Banking from January 2012 to April 2015; Co-Head of Global Corporate and Investment Banking from April 2011 to January 2012; and Global Head of Corporate Banking from February 2010 to April 2011.
Geoffrey S. Greener (51) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014; Head of Global Markets Portfolio Management, Chair of Global Markets Capital Committee and Global Markets Regulatory Reform Executive Committee from April 2010 to March 2011;
Terrence P. Laughlin (61) Vice Chairman, Global Wealth & Investment Management since January 2016; Vice Chairman from July 2015 to January 2016; President of Strategic Initiatives from April 2014 to July 2015; Chief Risk Officer from August 2011 to April 2014; and Legacy Asset Servicing Executive from February 2011 to August 2011.
David G. Leitch (55) Global General Counsel since January 2016: and General Counsel of Ford Motor Company from April 2005 to December 2015.
Thomas K. Montag (59) Chief Operating Officer since September 2014; Co-chief Operating Officer from September 2011 to September 2014; and President, Global Banking and Markets from August 2009 to September 2011.

Brian T. Moynihan (56) Chairman of the Board since October 2014 and President and Chief Executive Officer and member of the Board of Directors since January 2010.
Thong M. Nguyen (57) President, Retail Banking, and Co-Head – Consumer Banking since September 2014; Retail Banking Executive from April 2014 to September 2014; Retail Strategy, Operations & Digital Banking Executive from September 2012 to April 2014; Global Corporate Strategy, Planning and Development Executive from November 2011 to September 2012; and West Division Executive for U.S. Trust from February 2010 to November 2011;
Andrea B. Smith (48) Chief Administrative Officer since July 2015; and Global Head of Human Resources from January 2010 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2016 annual meeting of stockholders, scheduled to be held on April 27, 2016 (the 2016 Proxy Statement), is incorporated herein by reference:

•	“Proposal 1: Electing Directors – Our Director Nominees;”

•	“Corporate Governance – Additional Information;"

•	“– Board Meetings, Committee Membership and Attendance;” and

•	“Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation
Information included under the following captions in the 2016 Proxy Statement is incorporated herein by reference:

•	“Compensation Discussion and Analysis;”

•	“Compensation and Benefits Committee Report;”

•	“Executive Compensation;”

•	“Corporate Governance;” and

•	“Director Compensation.”

Bank of America 2015 253

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2016 Proxy Statement is incorporated herein by reference:

•	“Stock Ownership of Directors, Executive Officers, and Certain Beneficial Owners.”
The table below presents information on equity compensation plans at December 31, 2015:

Plan Category (1)	Number of Shares to be Issued Under Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options (2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (3)
Plans approved by shareholders (4)	76,532,166	$48.08	472,195,319
Plans not approved by shareholders	—	—	—
Total	76,532,166	$48.08	472,195,319

(1)
This table does not include outstanding options to purchase 8,195,107 shares of the Corporation’s common stock that were assumed by the Corporation in connection with prior acquisitions, under whose plans the options were originally granted. The weighted-average exercise price of these assumed options was $56.64 at December 31, 2015. Also, at December 31, 2015, there were 1,631,437 outstanding restricted stock units and 1,066,492 vested restricted stock units and stock option gain deferrals associated with these plans.

(2)	Does not reflect restricted stock units included in the first column, which do not have an exercise price.

(3)
Plans approved by shareholders includes 471,931,012 shares of common stock available for future issuance under the Bank of America Corporation Key Employee Equity Plan and 264,307 shares of common stock which are available for future issuance under the Corporations Director’ Stock Plan.

(4)	Includes 20,851,798 outstanding restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2016 Proxy Statement is incorporated herein by reference:

•	“Related Person and Certain Other Transactions;” and

•	“Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2016 Proxy Statement is incorporated herein by reference:

•	“Proposal 3: Ratifying the Appointment of our Registered
Independent Public Accounting Firm for 2016.”

254 Bank of America 2015

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheet at December 31, 2015 and 2014
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-4).
With the exception of the information expressly incorporated herein by reference, the 2016 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Bank of America 2015 255

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2016

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	February 24, 2016
Brian T. Moynihan

*/s/ Paul M. Donofrio	Chief Financial Officer (Principal Financial Officer)	February 24, 2016
Paul M. Donofrio

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2016
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 24, 2016
Sharon L. Allen

*/s/ Susan S. Bies	Director	February 24, 2016
Susan S. Bies

*/s/ Jack O. Bovender, Jr.	Director	February 24, 2016
Jack O. Bovender, Jr.

*/s/ Frank P. Bramble, Sr.	Director	February 24, 2016
Frank P. Bramble, Sr.

*/s/ Pierre de Weck	Director	February 24, 2016
Pierre de Weck

*/s/ Arnold W. Donald	Director	February 24, 2016
Arnold W. Donald

*/s/ Charles K. Gifford	Director	February 24, 2016
Charles K. Gifford

*/s/ Linda P. Hudson	Director	February 24, 2016
Linda P. Hudson

256 Bank of America 2015

	Signature	Title	Date

	*/s/ Monica C. Lozano	Director	February 24, 2016
Monica C. Lozano

	*/s/ Thomas J. May	Director	February 24, 2016
Thomas J. May

	*/s/ Lionel L. Nowell, III	Director	February 24, 2016
Lionel L. Nowell, III

	*/s/ R. David Yost	Director	February 24, 2016
R. David Yost

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 2015 257

Index to Exhibits

Exhibit No.	Description
3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof, filed herewith.
(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on March 20, 2015.

4(a)
Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533) filed on February 1, 1995; First Supplemental Indenture thereto dated as of September 18, 1998 between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on November 18, 1998; Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on June 14, 2001; Third Supplemental Indenture thereto dated as of July 28, 2004 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on August 27, 2004; Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York, incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006; Fifth Supplemental Indenture thereto dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on December 5, 2008; and Sixth Supplemental Indenture thereto dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4(ee) of registrant’s 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 20, 2011 (the “2010 10-K”).

(b)
Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company, incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form S-3 (Registration No. 333-07229) filed on June 28, 1996.

(c)
Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(aaa) of registrant’s 2006 Annual Report on Form 10-K (File No. 1-6523) filed on February 28, 2007 (the “2006 10-K”).

(d)
Form of Senior Registered Note, incorporated by reference to Exhibit 4.12 of registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015.

(e)
Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.13 of registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202534) filed on May 1, 2015.

(f)
Form of Master Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.14 of registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-202354) filed on May 1, 2015.

Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request.

10(a)
Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2008 Annual Report on Form 10-K (File No. 1-6523) filed on February 27, 2009 (the “2008 10-K”); Amendment thereto dated December 18, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2009 Annual Report on Form 10-K (File No. 1-6523) filed on February 26, 2010 (the “2009 10-K”); Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K; and Amendment thereto dated June 29, 2012, incorporated by reference to Exhibit 10(a) of registrant’s 2012 Annual Report on Form 10-K (File No. 1-6523) filed February 28, 2013 (the “2012 10-K”).*

(b)
NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of registrant’s 1990 Annual Report on Form 10-K (File No. 1-6523); First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant’s 1992 Annual Report on Form 10-K (File No. 1-6523); Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K (File No. 1-6523) filed on March 29, 1996.*

(c)
Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015, incorporated by reference to Exhibit 10(c) of registrant’s 2014 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2015.*

(d)
Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of registrant’s 2002 Annual Report on Form 10-K (File No. 1-6523) filed on March 3, 2003; and Amendment thereto dated January 23, 2013, incorporated by reference to Exhibit 10(d) of the 2012 10-K.*

(e)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(g) of the 2006 10-K.*
(f)
Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 14, 2005* and the following forms of award agreements:

•Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10(h) of registrant’s 2004 Annual Report on Form 10-K (File No. 1-6523) filed on March 1, 2005 (the “2004 10-K”);*
•Form of Directors Stock Plan Restricted Stock Award Agreement for Non-Employee Chairman, incorporated by reference to Exhibit 10(b) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended September 30, 2009 filed on November 6, 2009;*
•Form of Directors’ Stock Plan Restricted Stock Award Agreement for Non-U.S. Director, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2011 filed on May 5, 2011;* and
• Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended June 30, 2011 filed on August 4, 2011.*

E-1 Bank of America 2015

Exhibit No.	Description
(g)
Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on May 3, 2010* and the following forms of award agreement under the plan:

•Form of Stock Option Award Agreement (February 2007 grant), incorporated by reference to Exhibit 10(i) of registrant’s 2007 Annual Report on Form 10-K (File No. 1-6523) filed on February 28, 2008;*
•Form of Stock Option Award Agreement for non-executives (February 2008 grant), incorporated by reference to Exhibit 10(i) of the 2009 10-K;*
•Form of Performance Contingent Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 31, 2011;*
•Form of Performance Contingent Restricted Stock Units Award Agreement (February 2011 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K;*
•Form of Restricted Stock Units Award Agreement (February 2012 and subsequent grants), incorporated by reference to Exhibit 10(i) of registrant’s 2011 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2012 (the “2011 10-K”);*
•Form of Performance Contingent Restricted Stock Units Award Agreement (February 2012 grant), incorporated by reference to Exhibit 10(i) of the 2011 10-K;*
•Form of Restricted Stock Units Award Agreement (February 2013 and subsequent grants), including grants to named executive officers, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2013 filed on May 5, 2013 (the “1Q 2013 10-Q”);* and
•Form of Performance Restricted Stock Units Award Agreement (February 2013 and subsequent grants), including grants to named executive officers incorporated by reference to Exhibit 10(b) of the 1Q 2013 10-Q.* and
•Form of Performance Restricted Stock Units Award Agreement (February 2014 and subsequent grants), including grants to named executive officers, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 31, 2014 filed on May 1, 2014.*

Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on May 7, 2015.*

(h)
Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K (File No. 1-6523) filed on March 1, 2004.*

(i)
FleetBoston Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999, Amendment Five thereto effective January 1, 2000, Amendment Six thereto effective October 10, 2001, Amendment Seven thereto effective February 19, 2002, Amendment Eight thereto effective October 15, 2002, Amendment Nine thereto effective January 1, 2003, Amendment Ten thereto effective October 21, 2003, and Amendment Eleven thereto effective December 31, 2004, incorporated by reference to Exhibit 10(r) of the 2004 10-K.*

(j)
FleetBoston Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective January 1, 2002, Amendment Four thereto effective October 15, 2002, Amendment Five thereto effective January 1, 2003, and Amendment Six thereto effective December 16, 2003, incorporated by reference to Exhibit 10(u) of the 2004 10-K.*

(k)
FleetBoston Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000, Amendment Two thereto effective January 1, 2002, Amendment Three thereto effective January 1, 2003, Amendment Four thereto effective January 1, 2003, and Amendment Five thereto effective December 31, 2004, incorporated by reference to Exhibit 10(v) of the 2004 10-K.*

(l)
Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(p) of the 2009 10-K; Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K; and Amendment thereto dated June 29, 2012, incorporated by reference to Exhibit 10(l) of the 2012 10-K.*

(m)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2, incorporated by reference to Exhibit 10(x) of the 2004 10-K.*
(n)	Trust Agreement for the FleetBoston Executive Supplemental Plan, incorporated by reference to Exhibit 10(y) of the 2004 10-K.*
(o)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(z) of the 2004 10-K.*
(p)
FleetBoston Directors Deferred Compensation and Stock Unit Plan, as amended by an amendment thereto effective as of July 1, 2000, a Second Amendment thereto effective as of January 1, 2003, a Third Amendment thereto dated April 14, 2003, and a Fourth Amendment thereto effective January 1, 2004, incorporated by reference to Exhibit 10(aa) of the 2004 10-K.*

(q)
BankBoston Corporation and its Subsidiaries Deferred Compensation Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto, an Instrument thereto (providing for the cessation of accruals effective December 31, 2000) and an Amendment thereto dated December 24, 2001, incorporated by reference to Exhibit 10(cc) of the 2004 10-K.*

(r)
BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto and a Fourth Amendment thereto, incorporated by reference to Exhibit 10(dd) of the 2004 10-K.*

(s)	Description of BankBoston Supplemental Life Insurance Plan, incorporated by reference to Exhibit 10(ee) of the 2004 10-K.*
(t)
BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto (assumed by FleetBoston on October 1, 1999) and an Instrument thereto, incorporated by reference to Exhibit 10(ff) of the 2004 10-K.*

(u)	Description of BankBoston Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(gg) of the 2004 10-K.*
(v)	BankBoston Director Stock Award Plan, incorporated by reference to Exhibit 10(hh) of the 2004 10-K.*
(w)	BankBoston Corporation Directors’ Deferred Compensation Plan, as amended by a First Amendment thereto and a Second Amendment thereto, incorporated by reference to Exhibit 10(ii) of the 2004 10-K.*
(x)	BankBoston, N.A. Directors’ Deferred Compensation Plan, as amended by a First Amendment thereto and a Second Amendment thereto, incorporated by reference to Exhibit 10(jj) of the 2004 10-K.*
(y)	BankBoston 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001, incorporated by reference to Exhibit 10(kk) of the 2004 10-K.*
(z)	Description of BankBoston Director Retirement Benefits Exchange Program, incorporated by reference to Exhibit 10(ll) of the 2004 10-K.*
(aa)
Employment Agreement, dated as of March 14, 1999, between FleetBoston and Charles K. Gifford, as amended by an amendment thereto effective as of February 7, 2000, a Second Amendment thereto effective as of April 22, 2002, and a Third Amendment thereto effective as of October 1, 2002, incorporated by reference to Exhibit 10(mm) of the 2004 10-K.*

(bb)	Form of Change in Control Agreement entered into with Charles K. Gifford, incorporated by reference to Exhibit 10(nn) of the 2004 10-K.*

Bank of America 2015 E-2

Exhibit No.	Description
(cc)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment, incorporated by reference to Exhibit 10(oo) of the 2004 10-K.*
(dd)
Retirement Agreement dated January 26, 2005 between registrant and Charles K. Gifford, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 26, 2005.*

(ee)
Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan, incorporated by reference to Exhibit 10(d) of registrant’s Registration Statement on Form S-4 (Registration No. 333-110924) filed on December 4, 2003.*

(ff)
Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on October 26, 2005.*

(gg)
Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on October 26, 2005.*

(hh)	Bank of America Corporation Equity Incentive Plan amended and restated effective as of January 1, 2008, incorporated by reference to Exhibit 10(zz) of the 2009 10-K.*
(ii)
Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan amended as of January 1, 2009 and 2008 Restricted Units/Stock Option Grant Document for Thomas K. Montag, incorporated by reference to Exhibit 10(aaa) of the 2009 10-K.*

(jj)
Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage, incorporated by reference to Exhibit 10(bbb) of the 2009 10-K.*

(kk)
Form of Warrant to purchase common stock (expiring October 28, 2018), incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form 8-A (File No. 1-6523) filed on March 4, 2010.

(ll)
Form of Warrant to purchase common stock (expiring January 16, 2019), incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form 8-A (File No. 1-6523) filed on March 4, 2010.

(mm)	Retention Award Letter Agreement with Bruce R. Thompson dated January 26, 2009, incorporated by reference to Exhibit 10(ddd) of the 2010 10-K.*
(nn)	Aircraft Time Sharing Agreement (Multiple Aircraft) dated February 24, 2011 between Bank of America, N. A. and Brian T. Moynihan, incorporated by reference to Exhibit 10(jjj) of the 2010 10-K.*
(oo)
Bank of America Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan for Senior Management Employees effective as of January 1, 1989, reflecting the following amendments: Amendments thereto dated as of June 28, 1989, June 27, 1990, July 21, 1991, December 3, 1992, December 15, 1992, September 28, 1994, March 27, 1996, June 25, 1997, April 10, 1998, June 24, 1998, October 1, 1998, December 14, 1999, and March 28, 2001; and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(jjj) of the 2011 10-K.*

(pp)
Settlement Agreement dated as of June 28, 2011, among The Bank of New York Mellon, registrant, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, and Countrywide Home Loans, Inc., incorporated by reference to Exhibit 99.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on June 29, 2011.

(qq)
Institutional Investor Agreement dated as of June 28, 2011, among The Bank of New York Mellon, registrant, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, Countrywide Home Loans, Inc. and the other parties thereto, incorporated by reference to Exhibit 99.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on June 29, 2011.

(rr)
Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement), incorporated by reference to Exhibit 1.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on August 25, 2011.

(ss)	Offer Letter between registrant and Gary G. Lynch dated April 14, 2011, incorporated by reference to Exhibit 10(c) of the 1Q 2012 10-Q.*
(tt)
First Amendment to Aircraft Time Sharing Agreement dated June 15, 2015 between Bank of America, N.A. and Brian T. Moynihan, incorporated by reference to Exhibit 10 of registrants Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended June 30, 2015 filed on July 29, 2015.*

(uu)	Tax Equalization Program Guidelines, filed herewith.*
(vv)	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015, filed herewith.*
12	Ratio of Earnings to Fixed Charges, filed herewith. Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.
21	List of Subsidiaries, filed herewith.
23	Consent of PricewaterhouseCoopers LLP, filed herewith.
24	Power of Attorney, filed herewith.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

E-3 Bank of America 2015

Exhibit No.	Description
Exhibit 101.INS	XBRL Instance Document, filed herewith.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith.
___________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

**
The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from this exhibit and filed separately with the U.S. Securities and Exchange Commission.

Bank of America 2015 E-4