Form 10-Q
period 2016-03-31
BANK OF AMERICA CORP /DE/
filed 2016-05-02
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Yes      No ✓
On April 29, 2016, there were 10,271,915,653 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipates," "targets," "expects," "hopes," "estimates," "intends," "plans," "goals," "believes," "continue" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could." Forward-looking statements represent the Corporation's current expectations, plans or forecasts of its future results and revenues, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of the Corporation's 2015 Annual Report on Form 10-K and in any of the Corporation's subsequent Securities and Exchange Commission filings: the Corporation's ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to distinguish certain aspects of the New York Court of Appeals' ACE Securities Corp v. DB Structured Products, Inc. (ACE) decision or to assert other claims seeking to avoid the impact of the ACE decision; the possibility that the Corporation could face increased servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; the possibility that the Corporation may not collect mortgage insurance claims; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory proceedings, including the possibility that amounts may be in excess of the Corporation's recorded liability and estimated range of possible loss for litigation exposures; the possible outcome of LIBOR, other reference rate and foreign exchange inquiries and investigations; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation's exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates (including negative interest rates), currency exchange rates and economic conditions; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior and other uncertainties; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; the impact on the Corporation's business, financial condition and results of operations from a protracted period of lower oil prices or ongoing volatility with respect to oil prices; our ability to achieve anticipated cost savings, including, but not limited to, our ability to achieve anticipated decreases in the amount of noninterest expense, excluding litigation expense; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements, including the potential adoption of total loss-absorbing capacity requirements; the potential for payment protection insurance exposure to increase as a result of Financial Conduct Authority actions; the impact of recent proposed U.K. tax law changes including a further limitation on how much net operating losses can offset annual profits and a reduction to the U.K. corporate tax rate which, if enacted, will result in a tax charge upon enactment; the possible impact of Federal Reserve actions on the Corporation's capital plans; the possible impact of the Corporation's failure to remediate deficiencies identified by banking regulators in the Corporation's Recovery and Resolution plans; the impact of implementation and compliance with new and evolving U.S. and international regulations, including, but not limited to, recovery and resolution planning requirements, the Volcker Rule, and derivatives regulations; a failure in or breach of the Corporation's operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks; and other similar matters.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, "the Corporation" may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation's subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2016, the Corporation had approximately $2.2 trillion in assets and approximately 213,000 full-time equivalent employees.

As of March 31, 2016, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population, and we serve approximately 47 million consumer and small business relationships with approximately 4,700 retail financial centers, approximately 16,000 ATMs, and leading online and mobile banking platforms with approximately 33 million active users and approximately 20 million mobile users (www.bankofamerica.com). We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of nearly $2.5 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes, serving corporations, governments, institutions and individuals around the world.

First-Quarter 2016 Economic and Business Environment

The U.S. economy continued to expand in the first quarter of 2016, much as it had during the final quarter of 2015. Consumer spending rose but at a slower pace for a second consecutive quarter, while consumer confidence remained at levels near the highs of the economic recovery period that began in June 2009. Business spending continued to be constrained by the impact of sustained low oil prices. Residential construction advanced steadily, reflecting continued low mortgage rates and solid employment gains. The net export gap widened, negatively impacting domestic economic growth, as weakness in foreign economies and the strong U.S. Dollar for most of the first quarter decreased export demand.

Payroll gains continued, but at a slower pace than the preceding quarter. The unemployment rate also edged lower. Labor force participation scored solid gains, indicating that the stronger labor market is attracting new candidates, and average hourly earnings showed tentative signs of increasing. Prices for finished energy products such as gasoline continued to fall during the quarter, suppressing headline consumer inflation (which includes certain items that may be subject to frequent volatile price changes, such as food and energy). Core inflation gained slight momentum, matching its year-over-year maximum for the economic recovery period as measured by the Consumer Price Index, but remained well below the Board of Governors of the Federal Reserve System's (Federal Reserve) longer-term annual target of two percent.

After its initial rate increase in December, the Federal Open Market Committee (FOMC) left its federal funds rate target unchanged, showing concern about very low inflation and weak economic conditions abroad. In January, the FOMC cited lower market-based measures of break-even inflation rates (rates that would leave an investor indifferent between holding a Treasury inflation-protected security and a Treasury security) and hinted at increased risk to the economy. In March, FOMC members' assessments of future federal funds rate levels fell appreciably. These signals indicated greater restraint in tightening monetary policy by the Federal Reserve. In response, Treasury yields fell during the quarter. Credit conditions tightened early in the quarter with widening corporate spreads and falling equities. However, both asset classes recovered late to remain relatively unchanged for the quarter.

International concerns remained a key factor in the Federal Reserve's resistance to raising rates. Internationally, other central banks generally increased monetary easing. Responding to sustained below-target inflation, the European Central Bank lowered its deposit rate further into negative territory and increased its volume of security purchases. The issues of the influx of refugees related to the war in Syria and the possibility that the United Kingdom could elect to leave the European Union remained sources of political uncertainty for the region. The Bank of Japan eased its monetary policy further, also introducing negative rates for the first time. Among emerging nations, Brazil faced a political crisis along with a deep recession and high inflation, while the Chinese economy continued to expand but at a somewhat slower pace.

Recent Events

Resolution Plan

On April 13, 2016, the Federal Reserve and the Federal Deposit Insurance Corporation (FDIC) provided firm-specific feedback to eight systemically important, domestic banking institutions on their 2015 resolution plans. For additional information, see the Corporation's Current Report on Form 8-K as filed on April 13, 2016.

Capital Management

During the three months ended March 31, 2016, we repurchased $800 million of common stock in connection with our 2015 Comprehensive Capital Analysis and Review (CCAR) capital plan, which included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, and to maintain the quarterly common stock dividend at the current rate of $0.05 per share. Additionally, on March 18, 2016, the Corporation announced that the Board of Directors (the Board) authorized additional repurchases of common stock up to $800 million outside of the scope of the 2015 CCAR capital plan to offset the share count dilution resulting from equity incentive compensation awarded to retirement-eligible employees, to which the Federal Reserve did not object. In connection with the additional authorization, the Corporation repurchased $200 million of common stock during the three months ended March 31, 2016. For additional information, see Capital Management on page 45.

Selected Financial Data

Table 1 provides selected consolidated financial data for the three months ended March 31, 2016 and 2015, and at March 31, 2016 and December 31, 2015.

Table 1
Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2016	2015
Income statement
Revenue, net of interest expense (FTE basis) (1)	$19,727	$21,129
Net income	2,680	3,097
Diluted earnings per common share	0.21	0.25
Dividends paid per common share	0.05	0.05
Performance ratios
Return on average assets	0.50%	0.59%
Return on average tangible common shareholders' equity (1)	5.41	7.19
Efficiency ratio (FTE basis) (1)	75.11	74.91

	March 31 2016	December 31 2015
Balance sheet
Total loans and leases (2)	$901,113	$896,983
Total assets	2,185,498	2,144,316
Total deposits	1,217,261	1,197,259
Total common shareholders' equity	238,434	233,932
Total shareholders' equity	262,776	256,205

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible common shareholders' equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 14.

(2)
Beginning in the first quarter of 2016, the Corporation classifies certain leases in other assets. Previously these leases were classified in loans and leases. Prior periods were reclassified to conform to current period presentation.

Financial Highlights

Net income was $2.7 billion, or $0.21 per diluted share for the three months ended March 31, 2016 compared to $3.1 billion, or $0.25 for the same period in 2015. The results for the three months ended March 31, 2016 compared to the same period in 2015 were primarily driven by declines in net interest income on a fully taxable-equivalent (FTE) basis and noninterest income, and higher provision for credit losses, partially offset by lower noninterest expense. Included in net interest income on an FTE basis were negative market-related adjustments on debt securities of $1.2 billion and $484 million for the three months ended March 31, 2016 and 2015.

Total assets increased $41.2 billion from December 31, 2015 to $2.2 trillion at March 31, 2016 primarily driven by higher securities borrowed or purchased under agreements to resell due to increased customer financing activity, higher cash and cash equivalents due to strong deposit inflows, and an increase in loans and leases driven by strong demand for commercial loans outpacing consumer loan sales and run-off. Total liabilities increased $34.6 billion from December 31, 2015 to $1.9 trillion at March 31, 2016 primarily driven by an increase in deposits, securities loaned or sold under agreements to repurchase and trading account liabilities, partially offset by a decline in all other liabilities driven by the Bank of New York Mellon (BNY Mellon) settlement payment. During the three months ended March 31, 2016, we returned $2.0 billion in capital to shareholders through common and preferred stock dividends and common stock repurchases. For more information on the balance sheet, see Executive Summary – Balance Sheet Overview on page 11.

From a capital management perspective, during the three months ended March 31, 2016, we maintained our strong capital position with Common equity tier 1 capital of $162.7 billion, risk-weighted assets of $1,587 billion and a Common equity tier 1 capital ratio of 10.3 percent at March 31, 2016 as measured under the Basel 3 Advanced – Transition. The Corporation's fully phased-in supplementary leverage ratio (SLR) was 6.8 percent and 6.4 percent at March 31, 2016 and December 31, 2015, both above the 5.0 percent required minimum (including leverage buffer) effective January 1, 2018. Our Global Excess Liquidity Sources were $525 billion with time-to-required funding at 36 months at March 31, 2016 compared to $504 billion and 39 months at December 31, 2015. For additional information, see Capital Management on page 45 and Liquidity Risk on page 54.

Table 2
Summary Income Statement
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Net interest income (FTE basis) (1)	$9,386	$9,626
Noninterest income	10,341	11,503
Total revenue, net of interest expense (FTE basis) (1)	19,727	21,129
Provision for credit losses	997	765
Noninterest expense	14,816	15,827
Income before income taxes (FTE basis) (1)	3,914	4,537
Income tax expense (FTE basis) (1)	1,234	1,440
Net income	2,680	3,097
Preferred stock dividends	457	382
Net income applicable to common shareholders	$2,223	$2,715

Per common share information
Earnings	$0.21	$0.26
Diluted earnings	0.21	0.25

(1)
FTE basis is a non-GAAP financial measure. Includes FTE adjustments of $215 million for both the three months ended March 31, 2016 and 2015. For more information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 14.

Net Interest Income

Net interest income on an FTE basis decreased $240 million to $9.4 billion for the three months ended March 31, 2016 compared to the same period in 2015. The net interest yield on an FTE basis decreased 11 basis points (bps) to 2.05 percent for the same period. These declines were primarily driven by a negative change of $707 million in market-related adjustments on debt securities and lower consumer loan balances, partially offset by growth in commercial loans, the impact of higher interest rates and increased debt securities compared to the three months ended March 31, 2015. Negative market-related adjustments on debt securities were $1.2 billion and $484 million for the three months ended March 31, 2016 and 2015. Negative market-related adjustments on debt securities were primarily due to the acceleration of premium amortization on debt securities as the decline in long-term interest rates shortened the estimated lives of mortgage-related debt securities. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Card income	$1,430	$1,394
Service charges	1,837	1,764
Investment and brokerage services	3,182	3,378
Investment banking income	1,153	1,487
Trading account profits	1,662	2,247
Mortgage banking income	433	694
Gains on sales of debt securities	226	268
Other income	418	271
Total noninterest income	$10,341	$11,503

Noninterest income decreased $1.2 billion to $10.3 billion for the three months ended March 31, 2016 compared to the same period in 2015. The following highlights the significant changes.

•	Investment and brokerage services income decreased $196 million driven by lower market valuations and lower transactional revenue.

•	Investment banking income decreased $334 million driven by lower debt and equity issuance fees, as well as lower advisory fees due to declines in market fee pools.

•
Trading account profits decreased $585 million. Debit valuation adjustments (DVA) gains were $184 million in the three months ended March 31, 2016 compared to losses of $46 million in the same period in 2015. Excluding DVA, trading account profits decreased $815 million driven by declines in credit-related products and equities due to challenging market conditions, and lower revenue in currencies which performed strongly in the same period in 2015. These decreases were partially offset by an improved performance in rates and client financing. For more information on trading account profits, see Global Markets on page 33.

•
Mortgage banking income decreased $261 million primarily due to declines in core production revenue, mortgage servicing rights (MSR) net-of-hedge performance and servicing fees, partially offset by gains on the sales of loans.

•
Other income increased $147 million primarily due to an improvement of $325 million in DVA, partially offset by lower gains on asset sales. DVA losses were $30 million in the three months ended March 31, 2016 compared to $355 million in the same period in 2015.

Provision for Credit Losses

Table 4
Credit Quality Data
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Provision for credit losses
Consumer	$402	$619
Commercial	595	146
Total provision for credit losses	$997	$765

Net charge-offs (1)	$1,068	$1,194
Net charge-off ratio (2)	0.48%	0.56%

(1)	Net charge-offs exclude write-offs in the purchased credit-impaired loan portfolio.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

The provision for credit losses increased $232 million to $997 million for the three months ended March 31, 2016 compared to the same period in 2015. The provision for credit losses in the consumer portfolio decreased $217 million compared to the same period in 2015 due to a continued improvement in portfolio trends. The provision for credit losses for the commercial portfolio increased $449 million in the three months ended March 31, 2016 compared to the same period in 2015 driven by an increase in energy sector reserves primarily due to increased allowance coverage for the higher risk sub-sectors. For more information on our energy sector exposure, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 83. The decrease in net charge-offs for the three months ended March 31, 2016 was primarily due to credit quality improvement in the consumer portfolio, partially offset by higher energy-related net charge-offs in the commercial portfolio.

For the remainder of 2016, we currently expect that provision expense should approximate net charge-offs. For more information on the provision for credit losses, see Provision for Credit Losses on page 89.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Personnel	$8,852	$9,614
Occupancy	1,028	1,027
Equipment	463	512
Marketing	419	440
Professional fees	425	421
Amortization of intangibles	187	213
Data processing	838	852
Telecommunications	173	171
Other general operating	2,431	2,577
Total noninterest expense	$14,816	$15,827

Noninterest expense decreased $1.0 billion to $14.8 billion for the three months ended March 31, 2016 compared to the same period in 2015. Personnel expense decreased $762 million as we continue to manage headcount and achieve cost savings. Continued expense management in LAS, as well as the expiration of fully-amortized wealth advisor retention awards, more than offset the increases in client-facing professionals. Included in personnel expense were annual retirement-eligible incentive costs of $850 million for the three months ended March 31, 2016 compared to $1.0 billion for the same period in 2015. Other general operating expense decreased $146 million primarily due to lower foreclosed properties expense.

Income Tax Expense

Table 6
Income Tax Expense
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Income before income taxes	$3,699	$4,322
Income tax expense	1,019	1,225
Effective tax rate	27.5%	28.3%

The effective tax rates for the three months ended March 31, 2016 and 2015 were driven by the impact of our recurring tax preference benefits. We expect an effective tax rate closer to 30 percent for the remainder of 2016, absent unusual items.

The U.K. Chancellor's Budget 2016 was announced on March 16, 2016 and proposes to further reduce the U.K. corporate income tax rate by one percent to 17 percent effective April 1, 2020. This reduction would favorably affect income tax expense on future U.K. earnings but also would require us to remeasure, in the period of enactment, our U.K. net deferred tax assets using the lower tax rate. Accordingly, upon enactment, we would expect to record a charge to income tax expense of approximately $350 million. In addition, for banking companies, the portion of U.K. taxable income that can be reduced by net operating loss carryforwards would be further restricted from 50 percent to 25 percent retroactive to April 1, 2016.

Balance Sheet Overview

Table 7
Selected Balance Sheet Data
(Dollars in millions)	March 31 2016	December 31 2015	% Change
Assets
Cash and cash equivalents	$179,610	$159,353	13%
Federal funds sold and securities borrowed or purchased under agreements to resell	221,129	192,482	15
Trading account assets	178,987	176,527	1
Debt securities	400,311	407,005	(2)
Loans and leases	901,113	896,983	<1
Allowance for loan and lease losses	(12,069)	(12,234)	(1)
All other assets	316,417	324,200	(2)
Total assets	$2,185,498	$2,144,316	2
Liabilities
Deposits	$1,217,261	$1,197,259	2%
Federal funds purchased and securities loaned or sold under agreements to repurchase	188,960	174,291	8
Trading account liabilities	74,003	66,963	11
Short-term borrowings	30,881	28,098	10
Long-term debt	232,849	236,764	(2)
All other liabilities	178,768	184,736	(3)
Total liabilities	1,922,722	1,888,111	2
Shareholders' equity	262,776	256,205	3
Total liabilities and shareholders' equity	$2,185,498	$2,144,316	2

Assets

At March 31, 2016, total assets were approximately $2.2 trillion, up $41.2 billion from December 31, 2015. The increase in assets was primarily driven by higher securities borrowed or purchased under agreements to resell due to increased customer financing activity, higher cash and cash equivalents due to strong deposit inflows, and an increase in loans and leases driven by strong demand for commercial loans outpacing consumer loan sales and run-off.

Liabilities and Shareholders' Equity

At March 31, 2016, total liabilities were approximately $1.9 trillion, up $34.6 billion from December 31, 2015, primarily driven by an increase in deposits, securities loaned or sold under agreements to repurchase and trading account liabilities, partially offset by a decline in all other liabilities driven by the BNY Mellon settlement payment.

Shareholders' equity of $262.8 billion at March 31, 2016 increased $6.6 billion from December 31, 2015 driven by an increase in accumulated other comprehensive income (OCI) due to a positive net change in the fair value of available-for-sale (AFS) debt securities as a result of lower interest rates, earnings and preferred stock issuances, partially offset by returns of capital to shareholders of $2.0 billion through common and preferred stock dividends and common stock repurchases.

Table 8
Selected Quarterly Financial Data
	2016 Quarter	2015 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$9,171	$9,756	$9,471	$10,461	$9,411
Noninterest income	10,341	9,911	11,042	11,495	11,503
Total revenue, net of interest expense	19,512	19,667	20,513	21,956	20,914
Provision for credit losses	997	810	806	780	765
Noninterest expense	14,816	14,010	13,940	13,958	15,827
Income before income taxes	3,699	4,847	5,767	7,218	4,322
Income tax expense	1,019	1,511	1,446	2,084	1,225
Net income	2,680	3,336	4,321	5,134	3,097
Net income applicable to common shareholders	2,223	3,006	3,880	4,804	2,715
Average common shares issued and outstanding	10,340	10,399	10,444	10,488	10,519
Average diluted common shares issued and outstanding	11,100	11,153	11,197	11,238	11,267
Performance ratios
Return on average assets	0.50%	0.61%	0.79%	0.96%	0.59%
Four quarter trailing return on average assets (1)	0.71	0.74	0.73	0.52	0.38
Return on average common shareholders' equity	3.77	5.08	6.65	8.42	4.88
Return on average tangible common shareholders' equity (2)	5.41	7.32	9.65	12.31	7.19
Return on average tangible shareholders' equity (2)	5.72	7.15	9.43	11.51	7.24
Total ending equity to total ending assets	12.02	11.95	11.89	11.71	11.67
Total average equity to total average assets	11.98	11.79	11.71	11.67	11.49
Dividend payout	23.23	17.27	13.43	10.90	19.38
Per common share data
Earnings	$0.21	$0.29	$0.37	$0.46	$0.26
Diluted earnings	0.21	0.28	0.35	0.43	0.25
Dividends paid	0.05	0.05	0.05	0.05	0.05
Book value	23.12	22.54	22.41	21.91	21.66
Tangible book value (2)	16.17	15.62	15.50	15.02	14.79
Market price per share of common stock
Closing	$13.52	$16.83	$15.58	$17.02	$15.39
High closing	16.43	17.95	18.45	17.67	17.90
Low closing	11.16	15.38	15.26	15.41	15.15
Market capitalization	$139,427	$174,700	$162,457	$178,231	$161,909

(1)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 14.

(3)	For more information on the impact of the purchased credit-impaired loan portfolio (PCI) on asset quality, see Consumer Portfolio Credit Risk Management on page 60.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 73 and corresponding Table 40, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 82 and corresponding Table 49.

(6)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(7)
Net charge-offs exclude $105 million, $82 million, $148 million, $290 million and $288 million of write-offs in the PCI loan portfolio in the first quarter of 2016 and in the fourth, third, second and first quarters of 2015, respectively. For more information on purchased credit-impaired write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70.

(8)
Risk-based capital ratios reported under Basel 3 Advanced - Transition beginning in the fourth quarter of 2015. Prior to the fourth quarter of 2015, we were required to report risk-based capital ratios under Basel 3 Standardized - Transition only. For additional information, see Capital Management on page 45.

Table 8
Selected Quarterly Financial Data (continued)
	2016 Quarter	2015 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Average balance sheet
Total loans and leases	$892,984	$886,156	$877,429	$876,178	$867,169
Total assets	2,173,618	2,180,472	2,168,993	2,151,966	2,138,574
Total deposits	1,198,455	1,186,051	1,159,231	1,146,789	1,130,726
Long-term debt	233,654	237,384	240,520	242,230	240,127
Common shareholders' equity	237,123	234,851	231,620	228,780	225,357
Total shareholders' equity	260,317	257,125	253,893	251,054	245,744
Asset quality (3)
Allowance for credit losses (4)	$12,696	$12,880	$13,318	$13,656	$14,213
Nonperforming loans, leases and foreclosed properties (5)	9,281	9,836	10,336	11,565	12,101
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.35%	1.37%	1.45%	1.50%	1.58%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	136	130	129	122	122
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (5)	129	122	120	111	110
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (6)	$4,138	$4,518	$4,682	$5,050	$5,492
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5, 6)	90%	82%	81%	75%	73%
Net charge-offs (7)	$1,068	$1,144	$932	$1,068	$1,194
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 7)	0.48%	0.52%	0.43%	0.49%	0.56%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (5)	0.49	0.53	0.43	0.50	0.58
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5)	0.53	0.55	0.49	0.63	0.70
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	0.99	1.05	1.12	1.23	1.30
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	1.04	1.10	1.18	1.32	1.40
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (7)	2.81	2.70	3.42	3.05	2.82
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	2.67	2.52	3.18	2.79	2.55
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs	2.56	2.52	2.95	2.40	2.28
Capital ratios at period end
Risk-based capital: (8)
Common equity tier 1 capital	10.3%	10.2%	11.6%	11.2%	11.1%
Tier 1 capital	11.5	11.3	12.9	12.5	12.3
Total capital	13.4	13.2	15.8	15.5	15.3
Tier 1 leverage	8.7	8.6	8.5	8.5	8.4
Tangible equity (2)	9.0	8.9	8.8	8.6	8.6
Tangible common equity (2)	7.9	7.8	7.8	7.6	7.5
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

The aforementioned supplemental data and performance measures are presented in Table 8.

We evaluate our business segment results based on measures that utilize average allocated capital. Return on average allocated capital is calculated as net income adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average allocated capital. Allocated capital and the related return both represent non-GAAP financial measures.

Table 9 presents certain non-GAAP financial measures and performance measurements on an FTE basis.

Table 9
Supplemental Financial Data
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Fully taxable-equivalent basis data
Net interest income	$9,386	$9,626
Total revenue, net of interest expense	19,727	21,129
Net interest yield	2.05%	2.16%
Efficiency ratio	75.11	74.91

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

Table 10
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Three Months Ended March 31
	2016			2015
(Dollars in millions)	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis
Net interest income	$9,171	$215	$9,386	$9,411	$215	$9,626
Total revenue, net of interest expense	19,512	215	19,727	20,914	215	21,129
Income tax expense	1,019	215	1,234	1,225	215	1,440

Table 11
Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures
			Average
	Period-end		Three Months Ended March 31
(Dollars in millions)	March 31 2016	December 31 2015	2016	2015
Common shareholders' equity	$238,434	$233,932	$237,123	$225,357
Goodwill	(69,761)	(69,761)	(69,761)	(69,776)
Intangible assets (excluding MSRs)	(3,578)	(3,768)	(3,687)	(4,518)
Related deferred tax liabilities	1,667	1,716	1,707	1,959
Tangible common shareholders' equity	$166,762	$162,119	$165,382	$153,022

Shareholders' equity	$262,776	$256,205	$260,317	$245,744
Goodwill	(69,761)	(69,761)	(69,761)	(69,776)
Intangible assets (excluding MSRs)	(3,578)	(3,768)	(3,687)	(4,518)
Related deferred tax liabilities	1,667	1,716	1,707	1,959
Tangible shareholders' equity	$191,104	$184,392	$188,576	$173,409

Total assets	$2,185,498	$2,144,316
Goodwill	(69,761)	(69,761)
Intangible assets (excluding MSRs)	(3,578)	(3,768)
Related deferred tax liabilities	1,667	1,716
Tangible Assets	$2,113,826	$2,072,503

Table 12
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (1)
	Three Months Ended March 31
(Dollars in millions)	2016	2015

Consumer Banking
Reported net income	$1,785	$1,461
Adjustment related to intangibles (2)	1	1
Adjusted net income	$1,786	$1,462

Average allocated equity (3)	$60,261	$59,295
Adjustment related to goodwill and a percentage of intangibles	(30,261)	(30,295)
Average allocated capital	$30,000	$29,000

Deposits
Reported net income	$814	$536
Adjustment related to intangibles (2)	—	—
Adjusted net income	$814	$536

Average allocated equity (3)	$30,417	$30,424
Adjustment related to goodwill and a percentage of intangibles	(18,417)	(18,424)
Average allocated capital	$12,000	$12,000

Consumer Lending
Reported net income	$971	$925
Adjustment related to intangibles (2)	1	1
Adjusted net income	$972	$926

Average allocated equity (3)	$29,844	$28,870
Adjustment related to goodwill and a percentage of intangibles	(11,844)	(11,870)
Average allocated capital	$18,000	$17,000

Global Wealth & Investment Management
Reported net income	$740	$652
Adjustment related to intangibles (2)	3	3
Adjusted net income	$743	$655

Average allocated equity (3)	$23,098	$22,168
Adjustment related to goodwill and a percentage of intangibles	(10,098)	(10,168)
Average allocated capital	$13,000	$12,000

Global Banking
Reported net income	$1,066	$1,367
Adjustment related to intangibles (2)	—	—
Adjusted net income	$1,066	$1,367

Average allocated equity (3)	$60,937	$58,877
Adjustment related to goodwill and a percentage of intangibles	(23,937)	(23,877)
Average allocated capital	$37,000	$35,000

Global Markets
Reported net income	$984	$677
Adjustment related to intangibles (2)	2	2
Adjusted net income	$986	$679

Average allocated equity (3)	$42,332	$40,416
Adjustment related to goodwill and a percentage of intangibles	(5,332)	(5,416)
Average allocated capital	$37,000	$35,000

(1)	There are no adjustments to reported net income (loss) or average allocated equity for LAS.

(2)	Represents cost of funds, earnings credits and certain expenses related to intangibles.

(3)
Average allocated equity is comprised of average allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the business segment. For more information on allocated capital, see Business Segment Operations on page 21.

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

Table 13
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Net interest income (FTE basis)
As reported	$9,386	$9,626
Impact of trading-related net interest income	(1,059)	(883)
Net interest income excluding trading-related net interest income (FTE basis) (1)	$8,327	$8,743
Average earning assets
As reported	$1,844,650	$1,799,175
Impact of trading-related earning assets	(397,732)	(415,193)
Average earning assets excluding trading-related earning assets (1)	$1,446,918	$1,383,982
Net interest yield contribution (FTE basis) (2)
As reported	2.05%	2.16%
Impact of trading-related activities	0.27	0.40
Net interest yield on earning assets excluding trading-related activities (FTE basis) (1)	2.32%	2.56%

(1)	Represents a non-GAAP financial measure.

(2)	Calculated on an annualized basis.

For the three months ended March 31, 2016, net interest income excluding trading-related net interest income decreased $416 million to $8.3 billion compared to the same period in 2015. The decrease was primarily driven by a negative change of $707 million in market-related adjustments on debt securities and lower consumer loan balances, partially offset by growth in commercial loans, the impact of higher interest rates and an increase in debt securities compared to the three months ended March 31, 2015. Market-related adjustments on debt securities resulted in an expense of $1.2 billion for the three months ended March 31, 2016 compared to an expense of $484 million for the same period in 2015. Negative market-related adjustments on debt securities were primarily due to the acceleration of premium amortization on debt securities as the decline in long-term interest rates shortened the estimated lives of mortgage-related debt securities. Also included in market-related adjustments is hedge ineffectiveness that impacted net interest income. For more information on market-related adjustments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. For more information on the impact of interest rates, see Interest Rate Risk Management for Non-trading Activities on page 99.

Average earning assets excluding trading-related earning assets for the three months ended March 31, 2016 increased $62.9 billion to $1,446.9 billion compared to the same period in 2015. The increase was primarily in commercial loans, securities borrowed or purchased under agreements to resell, debt securities and cash held at central banks, partially offset by a decline in consumer loans.

For the three months ended March 31, 2016, net interest yield on earning assets excluding trading-related activities decreased 24 bps to 2.32 percent compared to the same period in 2015 due to the same factors as described above.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis
	First Quarter 2016			Fourth Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$138,574	$155	0.45%	$148,102	$108	0.29%
Time deposits placed and other short-term investments	9,156	32	1.41	10,120	41	1.61
Federal funds sold and securities borrowed or purchased under agreements to resell	209,183	276	0.53	207,585	214	0.41
Trading account assets	136,306	1,212	3.57	134,797	1,141	3.37
Debt securities (1)	399,809	1,224	1.23	399,423	2,541	2.55
Loans and leases (2):
Residential mortgage	186,980	1,629	3.49	189,650	1,644	3.47
Home equity	75,328	711	3.79	77,109	715	3.69
U.S. credit card	87,163	2,021	9.32	88,623	2,045	9.15
Non-U.S. credit card	9,822	253	10.36	10,155	258	10.07
Direct/Indirect consumer (3)	89,342	550	2.48	87,858	530	2.40
Other consumer (4)	2,138	16	3.03	2,039	11	2.09
Total consumer	450,773	5,180	4.61	455,434	5,203	4.55
U.S. commercial	270,511	1,936	2.88	261,727	1,790	2.72
Commercial real estate (5)	57,271	434	3.05	56,126	408	2.89
Commercial lease financing	21,077	182	3.46	20,422	155	3.03
Non-U.S. commercial	93,352	585	2.52	92,447	530	2.27
Total commercial	442,211	3,137	2.85	430,722	2,883	2.66
Total loans and leases	892,984	8,317	3.74	886,156	8,086	3.63
Other earning assets	58,638	694	4.76	61,070	748	4.87
Total earning assets (6)	1,844,650	11,910	2.59	1,847,253	12,879	2.77
Cash and due from banks	28,844			29,503
Other assets, less allowance for loan and lease losses	300,124			303,716
Total assets	$2,173,618			$2,180,472

(1)
Yields on debt securities excluding the impact of market-related adjustments was 2.45 percent in the first quarter of 2016, and 2.47 percent, 2.50 percent, 2.48 percent and 2.54 percent in the fourth, third, second and first quarters of 2015, respectively. Yields on debt securities excluding the impact of market-related adjustments are a non-GAAP financial measure. The Corporation believes the use of this non-GAAP financial measure provides additional clarity in assessing its results.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes non-U.S. consumer loans of $3.8 billion in the first quarter of 2016, and $4.0 billion for each of the quarters of 2015.

(4)
Includes consumer finance loans of $551 million in the first quarter of 2016, and $578 million, $605 million, $632 million and $661 million in the fourth, third, second and first quarters of 2015, respectively; consumer leases of $1.4 billion in the first quarter of 2016, and $1.3 billion, $1.2 billion, $1.1 billion and $1.0 billion in the fourth, third, second and first quarters of 2015, respectively; and consumer overdrafts of $161 million in the first quarter of 2016, and $174 million, $177 million, $131 million and $141 million in the fourth, third, second and first quarters of 2015, respectively.

(5)
Includes U.S. commercial real estate loans of $53.8 billion in the first quarter of 2016, and $52.8 billion, $49.8 billion, $47.6 billion and $45.6 billion in the fourth, third, second and first quarters of 2015, respectively; and non-U.S. commercial real estate loans of $3.4 billion in the first quarter of 2016, and $3.3 billion, $3.8 billion, $2.8 billion and $2.7 billion in the fourth, third, second and first quarters of 2015, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $35 million in the first quarter of 2016, and $32 million, $8 million, $8 million and $11 million in the fourth, third, second and first quarters of 2015, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $565 million in the first quarter of 2016, and $681 million, $590 million, $509 million and $582 million in the fourth, third, second and first quarters of 2015, respectively. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 99.

(7)
The yield on long-term debt excluding the $612 million adjustment on certain trust preferred securities was 2.15 percent for the fourth quarter of 2015. For more information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. The yield on long-term debt excluding the adjustment is a non-GAAP financial measure.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2015			Second Quarter 2015			First Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$145,174	$96	0.26%	$125,762	$81	0.26%	$126,189	$84	0.27%
Time deposits placed and other short-term investments	11,503	38	1.32	8,183	34	1.64	8,379	33	1.61
Federal funds sold and securities borrowed or purchased under agreements to resell	210,127	275	0.52	214,326	268	0.50	213,931	231	0.44
Trading account assets	140,484	1,170	3.31	137,137	1,114	3.25	138,946	1,122	3.26
Debt securities (1)	394,420	1,853	1.88	386,357	3,082	3.21	383,120	1,898	2.01
Loans and leases (2):
Residential mortgage	193,791	1,690	3.49	207,356	1,782	3.44	215,030	1,851	3.45
Home equity	79,715	730	3.64	82,640	769	3.73	84,915	770	3.66
U.S. credit card	88,201	2,033	9.15	87,460	1,980	9.08	88,695	2,027	9.27
Non-U.S. credit card	10,244	267	10.34	10,012	264	10.56	10,002	262	10.64
Direct/Indirect consumer (3)	85,975	515	2.38	83,698	504	2.42	80,713	491	2.47
Other consumer (4)	1,980	15	3.01	1,885	15	3.14	1,847	15	3.29
Total consumer	459,906	5,250	4.54	473,051	5,314	4.50	481,202	5,416	4.54
U.S. commercial	251,908	1,744	2.75	244,540	1,704	2.80	234,907	1,645	2.84
Commercial real estate (5)	53,605	384	2.84	50,478	382	3.03	48,234	347	2.92
Commercial lease financing	20,013	153	3.07	19,486	149	3.05	19,271	171	3.55
Non-U.S. commercial	91,997	514	2.22	88,623	479	2.17	83,555	485	2.35
Total commercial	417,523	2,795	2.66	403,127	2,714	2.70	385,967	2,648	2.78
Total loans and leases	877,429	8,045	3.65	876,178	8,028	3.67	867,169	8,064	3.76
Other earning assets	62,847	716	4.52	62,712	721	4.60	61,441	706	4.66
Total earning assets (6)	1,841,984	12,193	2.63	1,810,655	13,328	2.95	1,799,175	12,138	2.72
Cash and due from banks	27,730			30,751			27,695
Other assets, less allowance for loan and lease losses	299,279			310,560			311,704
Total assets	$2,168,993			$2,151,966			$2,138,574
For footnotes see page 18.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2016			Fourth Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$47,845	$1	0.01%	$46,094	$1	0.01%
NOW and money market deposit accounts	577,779	71	0.05	558,441	68	0.05
Consumer CDs and IRAs	49,617	35	0.28	51,107	37	0.29
Negotiable CDs, public funds and other deposits	31,739	29	0.37	30,546	25	0.32
Total U.S. interest-bearing deposits	706,980	136	0.08	686,188	131	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,123	9	0.84	3,997	7	0.69
Governments and official institutions	1,472	2	0.53	1,687	2	0.37
Time, savings and other	56,943	78	0.55	55,965	71	0.51
Total non-U.S. interest-bearing deposits	62,538	89	0.57	61,649	80	0.52
Total interest-bearing deposits	769,518	225	0.12	747,837	211	0.11
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	221,990	614	1.11	231,650	519	0.89
Trading account liabilities	72,299	292	1.63	73,139	272	1.48
Long-term debt (7)	233,654	1,393	2.39	237,384	1,895	3.18
Total interest-bearing liabilities (6)	1,297,461	2,524	0.78	1,290,010	2,897	0.89
Noninterest-bearing sources:
Noninterest-bearing deposits	428,937			438,214
Other liabilities	186,903			195,123
Shareholders' equity	260,317			257,125
Total liabilities and shareholders' equity	$2,173,618			$2,180,472
Net interest spread			1.81%			1.88%
Impact of noninterest-bearing sources			0.24			0.27
Net interest income/yield on earning assets		$9,386	2.05%		$9,982	2.15%
For footnotes see page 18.

Table 14
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2015			Second Quarter 2015			First Quarter 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$46,297	$2	0.02%	$47,381	$2	0.02%	$46,224	$2	0.02%
NOW and money market deposit accounts	545,741	67	0.05	536,201	71	0.05	531,827	67	0.05
Consumer CDs and IRAs	53,174	38	0.29	55,832	42	0.30	58,704	45	0.31
Negotiable CDs, public funds and other deposits	30,631	26	0.33	29,904	22	0.30	28,796	22	0.31
Total U.S. interest-bearing deposits	675,843	133	0.08	669,318	137	0.08	665,551	136	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	4,196	7	0.71	5,162	9	0.67	4,544	8	0.74
Governments and official institutions	1,654	1	0.33	1,239	1	0.38	1,382	1	0.21
Time, savings and other	53,793	73	0.53	55,030	69	0.51	54,276	75	0.55
Total non-U.S. interest-bearing deposits	59,643	81	0.54	61,431	79	0.52	60,202	84	0.56
Total interest-bearing deposits	735,486	214	0.12	730,749	216	0.12	725,753	220	0.12
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	257,323	597	0.92	252,088	686	1.09	244,134	585	0.97
Trading account liabilities	77,443	342	1.75	77,772	335	1.73	78,787	394	2.03
Long-term debt (7)	240,520	1,343	2.22	242,230	1,407	2.33	240,127	1,313	2.20
Total interest-bearing liabilities (6)	1,310,772	2,496	0.76	1,302,839	2,644	0.81	1,288,801	2,512	0.79
Noninterest-bearing sources:
Noninterest-bearing deposits	423,745			416,040			404,973
Other liabilities	180,583			182,033			199,056
Shareholders' equity	253,893			251,054			245,744
Total liabilities and shareholders' equity	$2,168,993			$2,151,966			$2,138,574
Net interest spread			1.87%			2.14%			1.93%
Impact of noninterest-bearing sources			0.23			0.23			0.23
Net interest income/yield on earning assets		$9,697	2.10%		$10,684	2.37%		$9,626	2.16%
For footnotes see page 18.

Business Segment Operations

Segment Description and Basis of Presentation

We report our results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. The Corporation's internal risk-based capital models use a risk-adjusted methodology incorporating each segment's credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 44. The capital allocated to the business segments is referred to as allocated capital, which represents a non-GAAP financial measure. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

For more information on the basis of presentation for business segments and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Consumer Banking

	Three Months Ended March 31
	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2016	2015	2016	2015	2016	2015	% Change
Net interest income (FTE basis)	$2,659	$2,297	$2,526	$2,575	$5,185	$4,872	6%
Noninterest income:
Card income	3	3	1,208	1,165	1,211	1,168	4
Service charges	997	966	—	—	997	966	3
Mortgage banking income	—	—	122	288	122	288	(58)
All other income	116	102	17	10	133	112	19
Total noninterest income	1,116	1,071	1,347	1,463	2,463	2,534	(3)
Total revenue, net of interest expense (FTE basis)	3,775	3,368	3,873	4,038	7,648	7,406	3

Provision for credit losses	48	63	512	653	560	716	(22)
Noninterest expense	2,440	2,452	1,826	1,915	4,266	4,367	(2)
Income before income taxes (FTE basis)	1,287	853	1,535	1,470	2,822	2,323	21
Income tax expense (FTE basis)	473	317	564	545	1,037	862	20
Net income	$814	$536	$971	$925	$1,785	$1,461	22

Net interest yield (FTE basis)	1.85%	1.74%	4.84%	5.34%	3.47%	3.54%
Return on average allocated capital	27	18	22	22	24	20
Efficiency ratio (FTE basis)	64.63	72.80	47.16	47.43	55.78	58.97

Balance Sheet
	Three Months Ended March 31
Average	2016	2015	2016	2015	2016	2015	% Change
Total loans and leases	$5,963	$5,879	$208,858	$193,702	$214,821	$199,581	8%
Total earning assets (1)	576,770	535,412	210,044	195,548	601,048	558,713	8
Total assets (1)	603,565	562,195	219,196	204,632	636,995	594,580	7
Total deposits	571,461	530,291	n/m	n/m	572,660	531,365	8
Allocated capital	12,000	12,000	18,000	17,000	30,000	29,000	3

Period end	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015	% Change
Total loans and leases	$6,010	$5,927	$211,610	$208,478	$217,620	$214,405	1%
Total earning assets (1)	596,196	576,241	212,718	209,858	620,286	599,491	3
Total assets (1)	622,922	603,580	222,321	219,307	656,615	636,279	3
Total deposits	590,829	571,467	n/m	n/m	592,118	572,738	3

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

Consumer Banking Results

Net income for Consumer Banking increased $324 million to $1.8 billion for the three months ended March 31, 2016 compared to the same period in 2015 primarily driven by higher net interest income, lower provision for credit losses and lower noninterest expense, partially offset by lower noninterest income. Net interest income increased $313 million to $5.2 billion due to the beneficial impact of an increase in investable assets as a result of higher deposits, partially offset by lower credit card balances. Noninterest income decreased $71 million to $2.5 billion due to lower mortgage banking income and the impact on revenue of certain divestitures, partially offset by higher card income and higher service charges.

The provision for credit losses decreased $156 million to $560 million primarily driven by continued improvement in credit quality. Noninterest expense decreased $101 million to $4.3 billion primarily driven by lower operating expense.

The return on average allocated capital was 24 percent, up from 20 percent, reflecting higher net income. For more information on capital allocations, see Business Segment Operations on page 21.

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

Deposits includes the net impact of migrating customers and their related deposit and brokerage asset balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 26.

Net income for Deposits increased $278 million to $814 million for the three months ended March 31, 2016 compared to the same period in 2015 driven by higher revenue. Net interest income increased $362 million to $2.7 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits. Noninterest income increased $45 million to $1.1 billion primarily driven by higher service charges due to increased activity.

The provision for credit losses decreased $15 million to $48 million driven by continued improvement in credit quality. Noninterest expense decreased $12 million to $2.4 billion due to lower operating expense, partially offset by higher personnel expense.

Average deposits increased $41.2 billion to $571.5 billion driven by a continuing customer shift to more liquid products in the low rate environment. Growth in checking, traditional savings and money market savings of $49.5 billion was partially offset by a decline in time deposits of $8.4 billion. As a result of our continued pricing discipline and the shift in the mix of deposits, the rate paid on average deposits declined by one bp to four bps.

Key Statistics – Deposits
	Three Months Ended March 31
	2016	2015
Total deposit spreads (excludes noninterest costs)	1.66%	1.62%

Period end
Client brokerage assets (in millions)	$126,921	$118,492
Online banking active accounts (units in thousands)	32,647	31,523
Mobile banking active users (units in thousands)	19,595	17,092
Financial centers	4,689	4,835
ATMs	16,003	15,903

Client brokerage assets increased $8.4 billion driven by strong account flows, partially offset by lower market valuations. Mobile banking active users increased 2.5 million reflecting continuing changes in our customers' banking preferences. The number of financial centers declined 146 driven by changes in customer preferences to self-service options and as we continue to optimize our consumer banking network and improve our cost-to-serve.

Consumer Lending

Consumer Lending offers products to consumers and small businesses across the U.S. The products offered include credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans such as automotive, recreational vehicle and consumer personal loans. In addition to earning net interest spread revenue on its lending activities, Consumer Lending generates interchange revenue from credit and debit card transactions, late fees, cash advance fees, annual credit card fees, mortgage banking fee income and other miscellaneous fees. Consumer Lending products are available to our customers through our retail network, direct telephone, and online and mobile channels.

Consumer Lending includes the net impact of migrating customers and their related loan balances between Consumer Lending and GWIM. For more information on the migration of customer balances to or from GWIM, see GWIM on page 26.

Net income for Consumer Lending increased $46 million to $971 million for the three months ended March 31, 2016 compared to the same period in 2015 driven by lower provision for credit losses and lower noninterest expense, partially offset by a decline in revenue. Net interest income decreased $49 million to $2.5 billion primarily driven by lower average credit card balances and higher funding costs, partially offset by an increase in consumer auto lending balances. Noninterest income decreased $116 million to $1.3 billion due to lower mortgage banking income and the impact on revenue of certain divestitures, partially offset by higher card income.

The provision for credit losses decreased $141 million to $512 million driven by continued improvement in credit quality. Noninterest expense decreased $89 million to $1.8 billion primarily driven by lower personnel and fraud expenses due to the benefit of the Europay, MasterCard and Visa (EMV) chip implementation.

Average loans increased $15.2 billion to $208.9 billion primarily driven by increases in residential mortgages and consumer vehicle loans, partially offset by lower home equity loans and continued run-off of non-core portfolios.

Key Statistics – Consumer Lending
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Total U.S. credit card (1)
Gross interest yield	9.32%	9.27%
Risk-adjusted margin	9.05	9.02
New accounts (in thousands)	1,208	1,161
Purchase volumes	$51,154	$50,178
Debit card purchase volumes	$69,147	$66,898

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.

During the three months ended March 31, 2016, the total U.S. credit card risk-adjusted margin remained relatively unchanged compared to the same period in 2015. Total U.S. credit card purchase volumes increased $1.0 billion to $51.2 billion and debit card purchase volumes increased $2.2 billion to $69.1 billion, reflecting higher levels of consumer spending.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Consumer Lending:
Core production revenue	$137	$300
Representations and warranties provision	2	6
Other consumer mortgage banking income (1)	(17)	(18)
Total Consumer Lending mortgage banking income	122	288
LAS mortgage banking income (2)	372	461
Eliminations (3)	(61)	(55)
Total consolidated mortgage banking income	$433	$694

(1)	Primarily intercompany charges for loan servicing activities provided by LAS.

(2)	Amounts for LAS are included in this Consumer Banking table to show the components of consolidated mortgage banking income.

(3)
Includes the effect of transfers of mortgage loans from Consumer Banking to the asset and liability management (ALM) portfolio included in All Other, intercompany charges for loan servicing and net gains or losses on intercompany trades related to mortgage servicing rights risk management.

Core production revenue for the three months ended March 31, 2016 decreased $163 million to $137 million compared to the same period in 2015 due to a decrease in production volume to be sold, resulting from a decision to retain certain residential mortgage loans in Consumer Banking.

Key Statistics
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Loan production (1):
Total (2):
First mortgage	$12,623	$13,713
Home equity	3,805	3,217
Consumer Banking:
First mortgage	$9,078	$9,854
Home equity	3,515	3,017

(1)	The loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.

First mortgage loan originations in Consumer Banking and for the total Corporation decreased $776 million and $1.1 billion for the three months ended March 31, 2016 compared to the same period in 2015 driven by lower refinance activity.

Home equity production for the total Corporation was $3.8 billion for the three months ended March 31, 2016 compared to $3.2 billion for the same period in 2015, with the increase due to a higher demand in the market based on improving housing trends, as well as improved financial center engagement with customers and more competitive pricing.

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change
Net interest income (FTE basis)	$1,489	$1,351	10%
Noninterest income:
Investment and brokerage services	2,536	2,723	(7)
All other income	420	443	(5)
Total noninterest income	2,956	3,166	(7)
Total revenue, net of interest expense (FTE basis)	4,445	4,517	(2)

Provision for credit losses	25	23	9
Noninterest expense	3,250	3,458	(6)
Income before income taxes (FTE basis)	1,170	1,036	13
Income tax expense (FTE basis)	430	384	12
Net income	$740	$652	13

Net interest yield (FTE basis)	2.14%	2.13%
Return on average allocated capital	23	22
Efficiency ratio (FTE basis)	73.12	76.56

Balance Sheet
	Three Months Ended March 31
Average	2016	2015	% Change
Total loans and leases	$137,868	$126,129	9%
Total earning assets	279,471	257,625	8
Total assets	295,576	275,130	7
Total deposits	260,482	243,561	7
Allocated capital	13,000	12,000	8

Period end	March 31 2016	December 31 2015	% Change
Total loans and leases	$138,418	$137,847	<1%
Total earning assets	279,980	279,465	<1
Total assets	296,062	296,139	<(1)
Total deposits	260,565	260,893	<(1)

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

Client assets under advisory and/or discretion of GWIM in which the investment strategy seeks current income, while maintaining liquidity and capital preservation, are considered liquidity AUM. The duration of these strategies is primarily less than one year. The change in AUM balances from the prior-year period is primarily the net client flows for liquidity AUM.

Net income for GWIM increased $88 million to $740 million for the three months ended March 31, 2016 compared to the same period in 2015 driven by a decrease in noninterest expense, partially offset by a decrease in revenue. Net interest income increased $138 million to $1.5 billion driven by an increase in deposits and loan growth. Noninterest income, which primarily includes investment and brokerage services income, decreased $210 million to $3.0 billion driven by lower market valuations and lower transactional activity. Noninterest expense decreased $208 million to $3.3 billion primarily due to the expiration of certain advisor retention awards, as well as lower revenue-related incentives.

Return on average allocated capital was 23 percent, up from 22 percent, due to an increase in net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 21.

Key Indicators and Metrics
	Three Months Ended March 31
(Dollars in millions, except as noted)	2016	2015

Revenue by Business
Merrill Lynch Global Wealth Management	$3,647	$3,748
U.S. Trust	773	751
Other (1)	25	18
Total revenue, net of interest expense (FTE basis)	$4,445	$4,517

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management	$1,996,872	$2,043,447
U.S. Trust	390,262	391,105
Other (1)	77,751	75,295
Total client balances	$2,464,885	$2,509,847

Client Balances by Type, at period end
Long-term assets under management	$812,916	$841,966
Liquidity assets under management	77,747	75,291
Assets under management	890,663	917,257
Brokerage assets	1,056,752	1,076,277
Assets in custody	115,537	141,273
Deposits	260,565	244,080
Loans and leases (2)	141,368	130,960
Total client balances	$2,464,885	$2,509,847

Assets Under Management Rollforward
Assets under management, beginning balance	$900,863	$902,872
Net long-term client flows	(599)	14,654
Net liquidity client flows	(3,820)	(1,493)
Market valuation/other	(5,781)	1,224
Total assets under management, ending balance	$890,663	$917,257

Associates, at period end (3, 4)
Number of financial advisors	16,672	16,163
Total wealth advisors, including financial advisors	18,111	17,593
Total client-facing professionals, including financial advisors and wealth advisors	20,569	20,110

Merrill Lynch Global Wealth Management Metric (4)
Financial advisor productivity (5) (in thousands)	$983	$1,041

U.S. Trust Metric, at period end (4)
Client-facing professionals	2,184	2,176

(1)	Includes the results of BofA Global Capital Management, the cash management division of Bank of America, and certain administrative items.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(3)	Includes financial advisors in the Consumer Banking segment of 2,259 and 1,978 at March 31, 2016 and 2015.

(4)	Headcount computation is based upon full-time equivalents.

(5)
Financial advisor productivity is defined as annualized Merrill Lynch Global Wealth Management total revenue, excluding the allocation of certain ALM activities, divided by the total number of financial advisors (excluding financial advisors in the Consumer Banking segment).

Client balances decreased $45 billion, or two percent, to nearly $2.5 trillion driven by market declines, partially offset by client balance flows.

The number of wealth advisors increased three percent, due to continued investment in the advisor development programs, improved competitive recruiting and near historically low advisor attrition levels.

Revenue from MLGWM of $3.6 billion decreased three percent driven by a decline in noninterest income, partially offset by an increase in net interest income. Noninterest income decreased driven by lower market valuations and lower transactional activity. Net interest income increased driven by growth in deposits and loans.

Revenue from U.S. Trust of $773 million increased three percent driven by an increase in net interest income, partially offset by a decrease in noninterest income. Net interest income increased driven by growth in deposits and loans. Noninterest income decreased driven by lower market valuations.

Net Migration Summary

GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily to or from Consumer Banking, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs.

Net Migration Summary (1)
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Total deposits, net – to (from) GWIM	$(391)	$(483)
Total loans, net – to (from) GWIM	9	(26)
Total brokerage, net – to (from) GWIM	(240)	(582)
(1) Migration occurs primarily between GWIM and Consumer Banking.

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change
Net interest income (FTE basis)	$2,489	$2,215	12%
Noninterest income:
Service charges	745	710	5
Investment banking fees	636	852	(25)
All other income	528	625	(16)
Total noninterest income	1,909	2,187	(13)
Total revenue, net of interest expense (FTE basis)	4,398	4,402	<(1)

Provision for credit losses	553	96	n/m
Noninterest expense	2,159	2,132	1
Income before income taxes (FTE basis)	1,686	2,174	(22)
Income tax expense (FTE basis)	620	807	(23)
Net income	$1,066	$1,367	(22)

Net interest yield (FTE basis)	2.97%	2.88%
Return on average allocated capital	12	16
Efficiency ratio (FTE basis)	49.09	48.45

Balance Sheet
	Three Months Ended March 31
Average	2016	2015	% Change
Total loans and leases	$324,552	$284,298	14%
Total earning assets	337,296	311,724	8
Total assets	387,661	361,771	7
Total deposits	297,134	286,434	4
Allocated capital	37,000	35,000	6

Period end	March 31 2016	December 31 2015	% Change
Total loans and leases	$329,543	$319,658	3%
Total earning assets	341,294	330,737	3
Total assets	390,643	382,053	2
Total deposits	298,072	296,162	1
n/m = not meaningful

Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending and asset-based lending. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also provide investment banking products to our clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker-dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms and not-for-profit companies. Global Corporate Banking clients generally include large global corporations, financial institutions and leasing clients. Business Banking clients include mid-sized U.S.-based businesses requiring customized and integrated financial advice and solutions.

Net income for Global Banking decreased $301 million to $1.1 billion for the three months ended March 31, 2016 compared to the same period in 2015 primarily driven by higher provision for credit losses and lower noninterest income, partially offset by higher net interest income.

Revenue of $4.4 billion remained relatively unchanged for the three months ended March 31, 2016 compared to the same period in 2015. Net interest income increased $274 million to $2.5 billion driven by the impact of loan and deposit growth. Noninterest income decreased $278 million to $1.9 billion primarily due to lower investment banking fees and negative fair value adjustments on loans accounted for under the fair value option and loan hedges, partially offset by growth in treasury services and card income.

The provision for credit losses increased $457 million to $553 million driven by increases in energy-related reserves. For more information on our energy exposure, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 83. Noninterest expense of $2.2 billion remained relatively unchanged as investments in client-facing professionals in Commercial and Business Banking and higher severance costs were offset by lower revenue-related expenses.

The return on average allocated capital was 12 percent, down from 16 percent, due to increased capital allocations and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 21.

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

Global Corporate, Global Commercial and Business Banking
	Three Months Ended March 31
	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Revenue
Business Lending	$1,013	$1,021	$1,005	$910	$97	$89	$2,115	$2,020
Global Transaction Services	713	656	695	647	185	165	1,593	1,468
Total revenue, net of interest expense	$1,726	$1,677	$1,700	$1,557	$282	$254	$3,708	$3,488

Balance Sheet
Average
Total loans and leases	$146,810	$126,090	$160,519	$141,304	$17,196	$16,900	$324,525	$284,294
Total deposits	137,637	133,876	125,321	120,630	34,182	31,930	297,140	286,436

Period end
Total loans and leases	$150,280	$129,257	$161,874	$144,185	$17,274	$17,008	$329,428	$290,450
Total deposits	139,691	136,435	124,010	121,149	34,376	32,843	298,077	290,427

Business Lending revenue increased $95 million for the three months ended March 31, 2016 compared to the same period in 2015 due to the impact of loan growth, partially offset by negative fair value adjustments on loans accounted for under the fair value option and loan hedges.

Global Transaction Services revenue increased $125 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to higher net interest income driven by the beneficial impact of an increase in investable assets as a result of higher deposits, and growth in treasury services and card income.

Average loans and leases increased 14 percent for the three months ended March 31, 2016 compared to the same period in 2015 driven by growth in the commercial and industrial, commercial real estate and leasing portfolios. Average deposits increased four percent for the three months ended March 31, 2016 compared to the same period in 2015 due to continued portfolio growth with new and existing clients.

Global Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and loan products, and provide advisory services and tailored risk management solutions. The economics of most investment banking and underwriting activities are shared primarily between Global Banking and Global Markets under an internal revenue-sharing arrangement. To provide a complete discussion of our consolidated investment banking fees, the following table presents total Corporation investment banking fees and the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended March 31
	Global Banking		Total Corporation
(Dollars in millions)	2016	2015	2016	2015
Products
Advisory	$305	$387	$346	$428
Debt issuance	265	335	669	781
Equity issuance	66	130	188	345
Gross investment banking fees	636	852	1,203	1,554
Self-led deals	(11)	(22)	(50)	(67)
Total investment banking fees	$625	$830	$1,153	$1,487

Total Corporation investment banking fees of $1.2 billion, excluding self-led deals, included within Global Banking and Global Markets, decreased 22 percent for the three months ended March 31, 2016 compared to the same period in 2015 driven by lower fees across all products due to a significant decline in overall market fee pools.

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change
Net interest income (FTE basis)	$1,189	$981	21%
Noninterest income:
Investment and brokerage services	568	573	(1)
Investment banking fees	494	630	(22)
Trading account profits	1,592	2,131	(25)
All other income (loss)	108	(124)	n/m
Total noninterest income	2,762	3,210	(14)
Total revenue, net of interest expense (FTE basis)	3,951	4,191	(6)

Provision for credit losses	9	21	(57)
Noninterest expense	2,432	3,140	(23)
Income before income taxes (FTE basis)	1,510	1,030	47
Income tax expense (FTE basis)	526	353	49
Net income	$984	$677	45

Return on average allocated capital	11%	8%
Efficiency ratio (FTE basis)	61.56	74.92

Balance Sheet
	Three Months Ended March 31
Average	2016	2015	% Change
Trading-related assets:
Trading account securities	$187,930	$193,491	(3)%
Reverse repurchases	85,501	115,309	(26)
Securities borrowed	80,807	78,713	3
Derivative assets	53,514	56,417	(5)
Total trading-related assets (1)	407,752	443,930	(8)
Total loans and leases	69,283	56,601	22
Total earning assets (1)	419,144	433,061	(3)
Total assets	582,226	596,806	(2)
Total deposits	36,173	39,587	(9)
Allocated capital	37,000	35,000	6

Period end	March 31 2016	December 31 2015	% Change
Total trading-related assets (1)	$408,309	$373,950	9%
Total loans and leases	73,446	73,208	<1
Total earning assets (1)	423,118	385,157	10
Total assets	582,048	549,952	6
Total deposits	34,486	37,256	(7)

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, mortgage-backed securities (MBS), commodities and asset-backed securities (ABS). The economics of most investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For more information on investment banking fees on a consolidated basis, see page 32.

Net income for Global Markets increased $307 million to $984 million for the three months ended March 31, 2016 compared to the same period in 2015. Net DVA gains were $154 million in the three months ended March 31, 2016 compared to losses of $401 million in the same period in 2015. Excluding net DVA, net income decreased $37 million to $889 million primarily driven by lower sales and trading revenue and lower investment banking fees, partially offset by decreased noninterest expense. Sales and trading revenue, excluding net DVA, decreased $603 million primarily driven by a weaker trading environment. Noninterest expense decreased $708 million to $2.4 billion largely due to lower litigation expense and, to a lesser extent, lower revenue-related incentive compensation and support costs.

Average earning assets decreased $13.9 billion to $419.1 billion largely driven by a decrease in match book financing activity due to a reduction in client demand and continuing balance sheet optimization efforts across Global Markets. Period-end trading-related assets increased $34.4 billion from December 31, 2015 primarily driven by higher securities borrowed or purchased under agreements to resell due to increased customer financing activity.

The return on average allocated capital was 11 percent, up from eight percent, reflecting an increase in net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 21.

Sales and Trading Revenue

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, residential mortgage-backed securities (RMBS), collateralized loan obligations (CLOs), interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The table below and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the table below and related discussion present sales and trading revenue excluding the impact of net DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides clarity in assessing the underlying performance of these businesses.

Sales and Trading Revenue (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Sales and trading revenue
Fixed-income, currencies and commodities	$2,404	$2,352
Equities	1,037	1,137
Total sales and trading revenue	$3,441	$3,489

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$2,264	$2,744
Equities	1,023	1,146
Total sales and trading revenue, excluding net DVA (3)	$3,287	$3,890

(1)
Includes FTE adjustments of $44 million and $48 million for the three months ended March 31, 2016 and 2015. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $160 million and $75 million for the three months ended March 31, 2016 and 2015.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains were $140 million for the three months ended March 31, 2016 compared to net DVA losses of $392 million for the same period in 2015. Equities net DVA gains were $14 million for the three months ended March 31, 2016 compared to net DVA losses of $9 million for the same period in 2015.

Fixed-income, currencies and commodities (FICC) revenue, excluding net DVA, decreased $480 million to $2.3 billion reflecting a weak trading environment for credit-related products and lower revenue in currencies compared with a strong year-ago quarter, partially offset by improved performance in rates and client financing. Equities revenue, excluding net DVA, decreased $123 million to $1.0 billion primarily driven by weaker trading performance in a challenging market environment in the first half of the quarter with market-wide volatility impacting our inventory positions and restraining client activity in certain markets.

Legacy Assets & Servicing

	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change
Net interest income (FTE basis)	$314	$428	(27)%
Noninterest income:
Mortgage banking income	372	461	(19)
All other income (loss)	(7)	25	n/m
Total noninterest income	365	486	(25)
Total revenue, net of interest expense (FTE basis)	679	914	(26)

Provision for credit losses	(118)	91	n/m
Noninterest expense	860	1,200	(28)
Loss before income taxes (FTE basis)	(63)	(377)	(83)
Income tax benefit (FTE basis)	(23)	(140)	(84)
Net loss	$(40)	$(237)	(83)

Net interest yield (FTE basis)	3.82%	4.19%

Balance Sheet
	Three Months Ended March 31
Average	2016	2015	% Change
Total loans and leases	$25,878	$32,411	(20)%
Total earning assets	33,080	41,468	(20)
Total assets	41,821	52,713	(21)
Allocated capital	23,000	24,000	(4)

Period end	March 31 2016	December 31 2015	% Change
Total loans and leases	$25,115	$26,521	(5)%
Total earning assets	30,560	37,783	(19)
Total assets	38,928	47,292	(18)
n/m = not meaningful

LAS is responsible for our mortgage servicing activities related to residential first mortgage and home equity loans serviced for others and loans held by the Corporation, including loans that have been designated as the LAS Portfolios. The LAS Portfolios (both owned and serviced), herein referred to as the Legacy Owned and Legacy Serviced Portfolios, respectively (together, the Legacy Portfolios), and as further defined below, include those loans originated prior to January 1, 2011 that would not have been originated under our established underwriting standards as of December 31, 2010. For more information on our Legacy Portfolios, see page 37. In addition, LAS is responsible for managing certain legacy exposures related to mortgage origination, sales and servicing activities (e.g., litigation, representations and warranties). LAS also includes the financial results of the home equity portfolio selected as part of the Legacy Owned Portfolio and the results of MSR activities, including net hedge results.

LAS includes certain revenues and expenses on loans serviced for others, including owned loans serviced for Consumer Banking, GWIM and All Other.

The net loss for LAS decreased $197 million to $40 million for the three months ended March 31, 2016 compared to the same period in 2015 driven by lower noninterest expense and lower provision for credit losses, partially offset by a decrease in total revenue. Revenue decreased $235 million due to lower net interest income and mortgage banking income. Net interest income decreased $114 million primarily driven by the impact of lower loan balances. Mortgage banking income decreased $89 million primarily due to lower servicing fees due to a smaller servicing portfolio and lower MSR net-of-hedge performance, partially offset by gains on sales of loans and lower representations and warranties provision. The provision for credit losses decreased $209 million to a benefit of $118 million, primarily driven by continued portfolio improvement. Noninterest expense decreased $340 million to $860 million due to lower default-related staffing and other default-related servicing expenses. Litigation expense was $131 million and $179 million for the three months ended March 31, 2016 and 2015.

Servicing

LAS is responsible for all of our in-house servicing activities related to the residential mortgage and home equity loan portfolios, including owned loans and loans serviced for others (collectively, the mortgage serviced portfolio). A portion of this portfolio has been designated as the Legacy Serviced Portfolio, which represented 25 percent and 26 percent of the total mortgage serviced portfolio, as measured by unpaid principal balance, at March 31, 2016 and 2015. In addition, LAS is responsible for contracting with and overseeing vendors who subservice loans on our behalf.

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

Legacy Owned Portfolio

The Legacy Owned Portfolio includes those loans that met the criteria as described above and are on the balance sheet of the Corporation. Home equity loans in this portfolio are held on the balance sheet of LAS, and residential mortgage loans in this portfolio are included as part of All Other. The financial results of the on-balance sheet loans are reported in the segment that owns the loans or in All Other. Total loans in the Legacy Owned Portfolio decreased $4.3 billion during the three months ended March 31, 2016 to $67.4 billion, of which $25.1 billion was held on the LAS balance sheet and the remainder was included in All Other. The decrease was largely due to payoffs and paydowns, as well as loan sales.

Legacy Serviced Portfolio

The Legacy Serviced Portfolio includes loans serviced by LAS in both the Legacy Owned Portfolio and those loans serviced for outside investors that met the criteria as described above. The table below summarizes the balances of the residential mortgage loans included in the Legacy Serviced Portfolio (the Legacy Residential Mortgage Serviced Portfolio) representing 23 percent and 24 percent of the total residential mortgage serviced portfolio of $479 billion and $588 billion, as measured by unpaid principal balance, at March 31, 2016 and 2015. The decline in the Legacy Residential Mortgage Serviced Portfolio was due to paydowns and payoffs, and MSR and loan sales.

Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	March 31
(Dollars in billions)	2016	2015
Unpaid principal balance
Residential mortgage loans
Total	$111	$141
60 days or more past due	11	21

Number of loans serviced (in thousands)
Residential mortgage loans
Total	607	764
60 days or more past due	61	109

(1)	Excludes $26 billion and $32 billion of home equity loans and home equity lines of credit (HELOCs) at March 31, 2016 and 2015.

Non-Legacy Portfolio

As previously discussed, LAS is responsible for all of our servicing activities. The table below summarizes the balances of the residential mortgage loans that are not included in the Legacy Serviced Portfolio (the Non-Legacy Residential Mortgage Serviced Portfolio) representing 77 percent and 76 percent of the total residential mortgage serviced portfolio, as measured by unpaid principal balance, at March 31, 2016 and 2015. The decline in the Non-Legacy Residential Mortgage Serviced Portfolio was primarily due to paydowns and payoffs, partially offset by new originations.

Non-Legacy Residential Mortgage Serviced Portfolio, a subset of the Residential Mortgage Serviced Portfolio (1)
	March 31
(Dollars in billions)	2016	2015
Unpaid principal balance
Residential mortgage loans
Total	$368	$447
60 days or more past due	4	8

Number of loans serviced (in thousands)
Residential mortgage loans
Total	2,321	2,868
60 days or more past due	27	44

(1)	Excludes $46 billion and $49 billion of home equity loans and HELOCs at March 31, 2016 and 2015.

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

LAS Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Servicing income:
Servicing fees	$330	$430
Amortization of expected cash flows (1)	(171)	(198)
Fair value changes of MSRs, net of risk management activities used to hedge certain market risks (2)	126	250
Total net servicing income	285	482
Representations and warranties provision	(44)	(90)
Other mortgage banking income (3)	131	69
Total LAS mortgage banking income	$372	$461

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Consists primarily of revenue from sales of repurchased loans that had returned to performing status.

During the three months ended March 31, 2016, LAS mortgage banking income decreased $89 million to $372 million compared to the same period in 2015, primarily driven by lower servicing fees due to a smaller servicing portfolio and lower MSR net-of-hedge performance, partially offset by gains on sales of loans and a lower representations and warranties provision. For the three months ended March 31, 2016, servicing fees declined 23 percent to $330 million as the size of the servicing portfolio continued to decline driven by loan prepayment activity, which exceeded the servicing added from new originations in our retail channels. The $46 million decrease in the provision for representations and warranties for the three months ended March 31, 2016 compared to the same period in 2015 was due to a lower level of exposure emerging in the at-risk portfolio.

Key Statistics
(Dollars in millions, except as noted)	March 31 2016		December 31 2015
Mortgage serviced portfolio (in billions) (1, 2)	$551		$565
Mortgage loans serviced for investors (in billions) (1)	368		378
Mortgage servicing rights:
Balance (3)	2,152		2,680
Capitalized mortgage servicing rights (% of loans serviced for investors)	58	bps	71	bps

(1)
The servicing portfolio and mortgage loans serviced for investors represent the unpaid principal balance of loans. At March 31, 2016 and December 31, 2015, the balance excludes $18 billion and $16 billion of non-U.S. consumer mortgage loans serviced for investors.

(2)	Servicing of residential mortgage loans, HELOCs and home equity loans by LAS.

(3)	At March 31, 2016 and December 31, 2015, excludes $479 million and $407 million of certain non-U.S. residential mortgage MSR balances that are recorded in Global Markets.

Mortgage Servicing Rights

At March 31, 2016, the balance of consumer MSRs managed within LAS, which excludes $479 million of certain non-U.S. residential mortgage MSRs recorded in Global Markets, was $2.2 billion compared to $2.7 billion at December 31, 2015. The decrease was primarily driven by the impact of lower interest rates, higher expected prepayments and the recognition of modeled cash flows, partially offset by new MSRs recorded in connection with loan sales. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

All Other

	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change
Net interest income (FTE basis)	$(1,280)	$(221)	n/m
Noninterest income:
Card income	44	68	(35)%
Gains on sales of debt securities	226	263	(14)
All other loss	(384)	(411)	(7)
Total noninterest income	(114)	(80)	43
Total revenue, net of interest expense (FTE basis)	(1,394)	(301)	n/m

Provision for credit losses	(32)	(182)	(82)
Noninterest expense	1,849	1,530	21
Loss before income taxes (FTE basis)	(3,211)	(1,649)	95
Income tax benefit (FTE basis)	(1,356)	(826)	64
Net loss	$(1,855)	$(823)	125

Balance Sheet
	Three Months Ended March 31
Average	2016	2015	% Change
Loans and leases:
Residential mortgage	$104,395	$151,305	(31)%
Non-U.S. credit card	9,822	10,002	(2)
Other	6,365	6,842	(7)
Total loans and leases	120,582	168,149	(28)
Total assets (1)	229,339	257,574	(11)
Total deposits	23,964	19,518	23

Period end	March 31 2016	December 31 2015	% Change
Loans and leases:
Residential mortgage	$100,524	$109,030	(8)%
Non-U.S. credit card	9,977	9,975	<1
Other	6,470	6,339	2
Total loans and leases	116,971	125,344	(7)
Total equity investments	4,205	4,297	(2)
Total assets (1)	221,202	232,601	(5)
Total deposits	23,885	22,919	4

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders' equity. Such allocated assets were $517.9 billion and $502.2 billion for the three months ended March 31, 2016 and 2015, and $531.6 billion and $519.1 billion at March 31, 2016 and December 31, 2015.

n/m = not meaningful

All Other consists of asset and liability management (ALM) activities, equity investments, the international consumer card business, liquidating businesses, residual expense allocations and other. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. Certain residential mortgage loans that are managed by LAS are held in All Other. For more information on our ALM activities, see Note 18 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint venture, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

The net loss for All Other increased $1.0 billion to $1.9 billion for the three months ended March 31, 2016 compared to the same period in 2015 due to lower net interest income, a decrease in the benefit in the provision for credit losses, higher noninterest expense and lower gains on sales of loans. Net interest income decreased $1.1 billion primarily driven by a larger impact from negative market-related adjustments on debt securities. Negative market-related adjustments on debt securities were $1.2 billion compared to a negative $484 million in the prior-year period. Gains on the sales of loans, including nonperforming and other delinquent loans, net of hedges, were $157 million compared to gains of $217 million in the prior-year period.

The benefit in the provision for credit losses decreased $150 million to a benefit of $32 million primarily driven by a slower pace of credit quality improvement.

Noninterest expense increased $319 million to $1.8 billion reflecting an increase in litigation expense and higher personnel costs. Annual retirement-eligible incentive costs of $850 million and $1.0 billion were recorded on a consolidated basis for the three months ended March 31, 2016 and 2015. These costs are initially recorded in All Other and allocated to the business segments ratably over the year. The income tax benefit was $1.4 billion compared to a benefit of $826 million, driven by the change in the pretax loss. In addition, both periods included income tax benefit adjustments to eliminate the FTE treatment in noninterest income of certain tax credits recorded in Global Banking.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations on page 46 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K, as well as Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of RMBS guaranteed by the government-sponsored enterprises (GSEs), which include Freddie Mac (FHLMC) and Fannie Mae (FNMA), or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sell pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to investors, guarantors, insurers or other parties (collectively, repurchases).

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

For more information on accounting for and other information related to representations and warranties, repurchase claims and related exposures, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, Off-balance Sheet Arrangements and Contractual Obligations in the MD&A of the Corporation's 2015 Annual Report on Form 10-K, Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2015 Annual Report on Form 10-K.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance (MI) or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, we determine that the applicable statute of limitations has expired, or representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. We do not include duplicate claims in the amounts disclosed.

At March 31, 2016, we had $18.3 billion of unresolved repurchase claims, predominantly related to subprime and pay option first-lien loans, and home equity loans, compared to $18.4 billion at December 31, 2015. The notional amount of unresolved repurchase claims at both March 31, 2016 and December 31, 2015 included $3.5 billion of claims related to loans in specific private-label securitization groups or tranches where we own substantially all of the outstanding securities. At both March 31, 2016 and December 31, 2015, for loans originated from 2004 through 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $16.7 billion. At March 31, 2016 and December 31, 2015, the notional amount of unresolved repurchase claims submitted by the GSEs for loans originated prior to 2009 was $13 million and $14 million. During the three months ended March 31, 2016 and 2015, we continued to have limited loan-level representations and warranties repurchase claims experience with the monoline insurers due to bulk settlements in prior years and ongoing litigation with a single monoline insurer. For more information on unresolved repurchase claims, see Off-Balance Sheet Arrangements and Contractual Obligations – Unresolved Repurchase Claims on page 47 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

Liability for Representations and Warranties and Corporate Guarantees

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. At March 31, 2016 and December 31, 2015, the liability for representations and warranties was $2.8 billion and $11.3 billion. The reduction in the liability was the result of an $8.5 billion cash payment in February 2016 to BNY Mellon as part of the settlement with BNY Mellon. The representations and warranties provision was $42 million for the three months ended March 31, 2016 compared to $84 million for the same period in 2015.

Our liability for representations and warranties is necessarily dependent on, and limited by, a number of factors including for private-label securitizations, the implied repurchase experience based on the settlement with BNY Mellon, as well as certain other assumptions and judgmental factors. Where relevant, we also consider more recent experience, such as claim activity, notification of potential indemnification obligations, our experience with various counterparties, the New York Court of Appeals' ACE Securities Corp. v. DB Structured Products, Inc. (ACE) decision, other recent court decisions related to the statute of limitations, and other facts and circumstances, such as bulk settlements, as we believe appropriate. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if future experiences are different from historical experience or our understandings, interpretations or assumptions. For more information on the settlement with BNY Mellon, and the ACE decision and its impact on unresolved repurchase claims, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Estimated Range of Possible Loss

We currently estimate that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at March 31, 2016. We treat claims that are time-barred as resolved and do not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally exposures related to loans in private-label securitization trusts. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

For more information on the methodology used to estimate the representations and warranties liability, the corresponding estimated range of possible loss and the types of losses not considered in such estimates, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2015 Annual Report on Form 10-K and, for more information related to the sensitivity of the assumptions used to estimate our liability for representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability on page 104 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

Department of Justice Settlement

For a description of the settlement with the U.S. Department of Justice (DoJ), see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

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

Managing Risk

Risk is inherent in all our business activities. The seven key types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational risks. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risks can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. The Corporation takes a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement which are approved annually by the Enterprise Risk Committee (ERC) and the Board.

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

For additional information on our risk management activities, including our Risk Framework, see pages 49 through 100 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K. For information on our strategic, compliance, operational and reputational risk management, see page 53 and pages 99 through 100 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

Capital Management

The Corporation manages its capital position to ensure capital is more than adequate to support its business activities and to maintain capital, risk and risk appetite commensurate with one another. Additionally, we seek to maintain safety and soundness at all times, even under adverse scenarios, take advantage of organic growth opportunities, ensure obligations to creditors and counterparties are met, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for our subsidiaries, and satisfy current and future regulatory capital requirements. Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of our strategic plan, risk appetite and risk limits.

We conduct an Internal Capital Adequacy Assessment Process (ICAAP) on a periodic basis. The ICAAP is a forward-looking assessment of our projected capital needs and resources, incorporating earnings, balance sheet and risk forecasts under baseline and adverse economic and market conditions. We utilize periodic stress tests to assess the potential impacts to our balance sheet, earnings, regulatory capital and liquidity under a variety of stress scenarios. We perform qualitative risk assessments to identify and assess material risks not adequately captured in our forecasts or stress tests. We assess the potential capital impacts of proposed changes to regulatory capital requirements. Management evaluates ICAAP results and provides documented quarterly assessments of the adequacy of our capital guidelines and capital position to the Board or its committees.

The Corporation periodically reviews capital allocated to its businesses and allocates capital annually during the strategic and capital planning processes. For additional information, see Business Segment Operations on page 21.

CCAR and Capital Planning

The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR capital plan.

As of March 31, 2016, in connection with our 2015 CCAR capital plan, which included a request to repurchase $4.0 billion of common stock over five quarters beginning in the second quarter of 2015, we have repurchased approximately $3.2 billion of common stock. On March 18, 2016, we announced that the Board authorized additional repurchases of common stock up to $800 million outside of the scope of the 2015 CCAR capital plan to offset share count dilution resulting from equity incentive compensation awarded to retirement-eligible employees, to which the Federal Reserve did not object. As of March 31, 2016, we have repurchased $200 million of common stock in connection with this additional authorization. The timing and amount of common stock repurchases will be subject to various factors, including the Corporation's capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The common stock repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. As a "well-capitalized" BHC, we may notify the Federal Reserve of our intention to make additional capital distributions not to exceed one percent of Tier 1 capital and which were not contemplated in our capital plan, subject to the Federal Reserve's non-objection.

In April 2016, we submitted our 2016 CCAR capital plan and related supervisory stress tests. The Federal Reserve has announced that it will release summary results, including supervisory projections of capital ratios, losses and revenues under stress scenarios, and publish the results of stress tests conducted under the supervisory adverse and supervisory severely adverse scenarios by June 30, 2016.

Regulatory Capital

As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2014, we became subject to Basel 3, which includes certain transition provisions through January 1, 2019. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3.

Basel 3 Overview

Basel 3 updated the composition of capital and established a Common equity tier 1 capital ratio. Common equity tier 1 capital primarily includes common stock, retained earnings and accumulated OCI. Basel 3 revised minimum capital ratios and buffer requirements, added a SLR, and addressed the adequately capitalized minimum requirements under the Prompt Corrective Action (PCA) framework. Finally, Basel 3 established two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches. As an Advanced approaches institution, we are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework. For additional information, see Capital Management – Standardized Approach and Capital Management – Advanced Approaches on page 47.

Regulatory Capital Composition

Basel 3 requires certain deductions from and adjustments to capital, which are primarily those related to goodwill, intangibles, MSRs, deferred tax assets and defined benefit pension assets. Also, any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets. Basel 3 also provides for the inclusion in capital of net unrealized gains and losses on debt and certain marketable equity securities recorded in accumulated OCI. These changes are impacted by, among other factors, fluctuations in interest rates, earnings performance and corporate actions. Under Basel 3 regulatory capital transition provisions, changes to the composition of regulatory capital are generally recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018.

Table 15 summarizes how certain regulatory capital deductions and adjustments have been or will be transitioned from 2014 through 2018 for Common equity tier 1 and Tier 1 capital.

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
Net unrealized gains (losses) on debt and certain marketable equity securities recorded in accumulated OCI; employee benefit plan adjustments recorded in accumulated OCI
Tier 1 capital
Percent of total amount deducted from Tier 1 capital includes:	80%	60%	40%	20%	0%
Deferred tax assets arising from net operating loss and tax credit carryforwards; defined benefit pension fund net assets; net unrealized cumulative gains (losses) related to changes in own credit risk on liabilities, including derivatives, measured at fair value

(1)
Represents the phase-out percentage of the exclusion by year (e.g., 60 percent of net unrealized gains (losses) on debt and certain marketable equity securities recorded in accumulated OCI will be included in 2016).

Additionally, Basel 3 revised the regulatory capital treatment for Trust Securities, requiring them to be transitioned from Tier 1 capital into Tier 2 capital in 2014 and 2015, until fully excluded from Tier 1 capital in 2016, and transitioned from Tier 2 capital beginning in 2016 with the full exclusion in 2022. As of March 31, 2016, our qualifying Trust Securities were $3.4 billion, approximately 21 bps of the Total capital ratio.

Minimum Capital Requirements

Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. Effective January 1, 2015, the PCA framework was also amended to reflect the requirements of Basel 3. The PCA framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for "well-capitalized" banking organizations, which included BANA at March 31, 2016.

On January 1, 2016, we became subject to a capital conservation buffer, a countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge which will be phased in over a three-year period ending January 1, 2019. Once fully phased in, the Corporation's risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and G-SIB surcharge in order to avoid certain restrictions on capital distributions and discretionary bonus payments. The buffers and surcharge must be composed solely of Common equity tier 1 capital. Under the phase-in provisions, in 2016 we must maintain a capital conservation buffer greater than 0.625 percent plus a G-SIB surcharge of 0.75 percent. The countercyclical capital buffer is currently set at zero. U.S. banking regulators must jointly decide on any increase in the countercyclical capital buffer, after which time institutions will have up to one year for implementation. The G-SIB surcharge is calculated on an annual basis and determined by using the higher of two scores based on distinct systemic indicator-based methodologies. Method 1 is consistent with the approach prescribed by the Basel Committee on Banking Supervision (Basel Committee) and uses indicators for size, complexity, cross-

jurisdictional activity, inter-connectedness and substitutability/financial institution infrastructure to determine a score relative to the global banking industry. Method 2 replaces the substitutability/financial institution infrastructure indicator with a measure of short-term wholesale funding and then determines the overall score by applying a fixed multiplier for each of the other systemic indicators. Once fully phased in, we estimate that our G-SIB surcharge will be 3.0 percent under method 2 and 1.5 percent under method 1. The G-SIB surcharge may differ from this estimate over time.

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

Supplementary Leverage Ratio

Basel 3 also requires Advanced approaches institutions to disclose a SLR. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital reflective of Basel 3 numerator transition provisions. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted Tier 1 deductions, as well as the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter. Off-balance sheet exposures primarily include undrawn lending commitments, letters of credit, potential future derivative exposures and repo-style transactions. Total leverage exposure includes the effective notional principal amount of credit derivatives and similar instruments through which credit protection is sold. The credit conversion factors (CCFs) applied to certain off-balance sheet exposures conform to the graduated CCF utilized under the Basel 3 Standardized approach, but are subject to a minimum 10 percent CCF. Effective January 1, 2018, the Corporation will be required to maintain a minimum SLR of 3.0 percent, plus a leverage buffer of 2.0 percent, in order to avoid certain restrictions on capital distributions and discretionary bonuses. Insured depository institution subsidiaries of BHCs, including BANA, will be required to maintain a minimum 6.0 percent SLR to be considered "well capitalized" under the PCA framework.

Capital Composition and Ratios

Table 16 presents Bank of America Corporation's transition and fully phased-in capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, the Corporation meets the definition of "well capitalized" under current regulatory requirements.

Table 16
Bank of America Corporation Regulatory Capital under Basel 3 (1)
	March 31, 2016
	Transition			Fully Phased-in
(Dollars in millions)	Standardized Approach	Advanced Approaches	Regulatory Minimum (2, 3)	Standardized Approach	Advanced Approaches (4)	Regulatory Minimum (5)
Risk-based capital metrics:
Common equity tier 1 capital	$162,732	$162,732		$157,509	$157,509
Tier 1 capital	182,550	182,550		181,393	181,393
Total capital (6)	223,020	213,434		218,414	208,828
Risk-weighted assets (in billions)	1,406	1,587		1,426	1,557
Common equity tier 1 capital ratio	11.6%	10.3%	5.875%	11.0%	10.1%	10.0%
Tier 1 capital ratio	13.0	11.5	7.375	12.7	11.6	11.5
Total capital ratio	15.9	13.4	9.375	15.3	13.4	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (7)	$2,095	$2,095		$2,095	$2,095
Tier 1 leverage ratio	8.7%	8.7%	4.0	8.7%	8.7%	4.0

SLR leverage exposure (in billions)		$2,687			$2,686
SLR		6.8%	n/a		6.8%	5.0

	December 31, 2015
Risk-based capital metrics:
Common equity tier 1 capital	$163,026	$163,026		$154,084	$154,084
Tier 1 capital	180,778	180,778		175,814	175,814
Total capital (6)	220,676	210,912		211,167	201,403
Risk-weighted assets (in billions)	1,403	1,602		1,427	1,575
Common equity tier 1 capital ratio	11.6%	10.2%	4.5%	10.8%	9.8%	10.0%
Tier 1 capital ratio	12.9	11.3	6.0	12.3	11.2	11.5
Total capital ratio	15.7	13.2	8.0	14.8	12.8	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (7)	$2,103	$2,103		$2,102	$2,102
Tier 1 leverage ratio	8.6%	8.6%	4.0	8.4%	8.4%	4.0

SLR leverage exposure (in billions)		$2,728			$2,727
SLR		6.6%	n/a		6.4%	5.0

(1)
As an Advanced approaches institution, we are required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy, and was the Advanced approaches at March 31, 2016 and December 31, 2015.

(2)	The March 31, 2016 amount includes a transition capital conservation buffer of 0.625 percent and a transition G-SIB surcharge of 0.75 percent. The 2016 countercyclical capital buffer is zero.

(3)	To be "well capitalized" under the current U.S. banking regulatory agency definitions, we must maintain a higher Total capital ratio of 10 percent.

(4)
Basel 3 fully phased-in Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal models methodology (IMM). As of March 31, 2016, we did not have regulatory approval for the IMM model.

(5)
Fully phased-in regulatory capital minimums assume a capital conservation buffer of 2.5 percent and estimated G-SIB surcharge of 3.0 percent. The estimated fully phased-in countercyclical capital buffer is zero. We will be subject to fully phased-in regulatory minimums on January 1, 2019. The fully phased-in SLR minimum assumes a leverage buffer of 2.0 percent and is applicable on January 1, 2018.

(6)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(7)	Reflects adjusted average total assets for the three months ended March 31, 2016 and December 31, 2015.
n/a = not applicable

Common equity tier 1 capital under Basel 3 Advanced – Transition was $162.7 billion at March 31, 2016, a decrease of $294 million compared to December 31, 2015 driven by dividends, common stock repurchases and the impact of certain transition provisions under Basel 3 rules, partially offset by earnings and an increase in accumulated OCI. For more information on Basel 3 transition provisions, see Table 15. During the three months ended March 31, 2016, Total capital increased $2.5 billion primarily driven by issuances of preferred stock and subordinated debt.

Risk-weighted assets decreased $15 billion during the three months ended March 31, 2016 to $1,587 billion primarily due to lower exposures and improved credit quality on retail products, as well as lower deferred tax assets due to timing differences.

Table 17 presents the capital composition as measured under Basel 3 – Transition at March 31, 2016 and December 31, 2015.

Table 17
Capital Composition under Basel 3 – Transition (1)
(Dollars in millions)	March 31 2016	December 31 2015
Total common shareholders' equity	$238,434	$233,932
Goodwill	(69,214)	(69,215)
Deferred tax assets arising from net operating loss and tax credit carryforwards	(5,645)	(3,434)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,178	1,774
Net unrealized (gains) losses on debt and equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax	(8)	1,220
Intangibles, other than mortgage servicing rights and goodwill	(1,475)	(1,039)
DVA related to liabilities and derivatives	115	204
Other	(653)	(416)
Common equity tier 1 capital	162,732	163,026
Qualifying preferred stock, net of issuance cost	24,341	22,273
Deferred tax assets arising from net operating loss and tax credit carryforwards	(3,764)	(5,151)
Trust preferred securities	—	1,430
Defined benefit pension fund assets	(381)	(568)
DVA related to liabilities and derivatives under transition	76	307
Other	(454)	(539)
Total Tier 1 capital	182,550	180,778
Long-term debt qualifying as Tier 2 capital	24,385	22,579
Eligible credit reserves included in Tier 2 capital	3,110	3,116
Nonqualifying capital instruments subject to phase out from Tier 2 capital	3,409	4,448
Other	(20)	(9)
Total Basel 3 capital	$213,434	$210,912

(1)
As an Advanced approaches institution, we are required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy, and was the Advanced approaches at March 31, 2016 and December 31, 2015.

Table 18 presents the components of our risk-weighted assets as measured under Basel 3 – Transition at March 31, 2016 and December 31, 2015.

Table 18
Risk-weighted assets under Basel 3 – Transition
	March 31, 2016		December 31, 2015
(Dollars in billions)	Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
Credit risk	$1,317	$924	$1,314	$940
Market risk	89	86	89	86
Operational risk	n/a	500	n/a	500
Risks related to CVA	n/a	77	n/a	76
Total risk-weighted assets	$1,406	$1,587	$1,403	$1,602
n/a = not applicable

Table 19 presents a reconciliation of regulatory capital in accordance with Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at March 31, 2016 and December 31, 2015.

Table 19
Regulatory Capital Reconciliations between Basel 3 Transition to Fully Phased-in (1)
(Dollars in millions)	March 31 2016	December 31 2015
Common equity tier 1 capital (transition)	$162,732	$163,026
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition	(3,764)	(5,151)
Accumulated OCI phased in during transition	(117)	(1,917)
Intangibles phased in during transition	(983)	(1,559)
Defined benefit pension fund assets phased in during transition	(381)	(568)
DVA related to liabilities and derivatives phased in during transition	76	307
Other adjustments and deductions phased in during transition	(54)	(54)
Common equity tier 1 capital (fully phased-in)	157,509	154,084
Additional Tier 1 capital (transition)	19,818	17,752
Deferred tax assets arising from net operating loss and tax credit carryforwards phased out during transition	3,764	5,151
Trust preferred securities phased out during transition	—	(1,430)
Defined benefit pension fund assets phased out during transition	381	568
DVA related to liabilities and derivatives phased out during transition	(76)	(307)
Other transition adjustments to additional Tier 1 capital	(3)	(4)
Additional Tier 1 capital (fully phased-in)	23,884	21,730
Tier 1 capital (fully phased-in)	181,393	175,814
Tier 2 capital (transition)	30,884	30,134
Nonqualifying capital instruments phased out during transition	(3,409)	(4,448)
Changes in Tier 2 qualifying allowance for credit losses and others	9,546	9,667
Tier 2 capital (fully phased-in)	37,021	35,353
Basel 3 Standardized approach Total capital (fully phased-in)	218,414	211,167
Change in Tier 2 qualifying allowance for credit losses	(9,586)	(9,764)
Basel 3 Advanced approaches Total capital (fully phased-in)	$208,828	$201,403

Risk-weighted assets – As reported to Basel 3 (fully phased-in)
Basel 3 Standardized approach risk-weighted assets as reported	$1,405,748	$1,403,293
Changes in risk-weighted assets from reported to fully phased-in	20,104	24,089
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	$1,425,852	$1,427,382

Basel 3 Advanced approaches risk-weighted assets as reported	$1,586,993	$1,602,373
Changes in risk-weighted assets from reported to fully phased-in	(29,710)	(27,690)
Basel 3 Advanced approaches risk-weighted assets (fully phased-in) (2)	$1,557,283	$1,574,683

(1)
As an Advanced approaches institution, we are required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy, and was the Advanced approaches at March 31, 2016 and December 31, 2015.

(2)
Basel 3 fully phased-in Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal models methodology (IMM). As of March 31, 2016, we did not have regulatory approval for the IMM model.

Bank of America, N.A. Regulatory Capital

Table 20 presents transition regulatory information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2016 and December 31, 2015.

Table 20
Bank of America, N.A. Regulatory Capital under Basel 3
	March 31, 2016
	Standardized Approach			Advanced Approaches
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital	12.6%	$149,537	6.5%	13.7%	$149,537	6.5%
Tier 1 capital	12.6	149,537	8.0	13.7	149,537	8.0
Total capital	13.8	164,043	10.0	14.2	154,912	10.0
Tier 1 leverage	9.5	149,537	5.0	9.5	149,537	5.0

	December 31, 2015
Common equity tier 1 capital	12.2%	$144,869	6.5%	13.1%	$144,869	6.5%
Tier 1 capital	12.2	144,869	8.0	13.1	144,869	8.0
Total capital	13.5	159,871	10.0	13.6	150,624	10.0
Tier 1 leverage	9.2	144,869	5.0	9.2	144,869	5.0

(1)	Percent required to meet guidelines to be considered "well capitalized" under the Prompt Corrective Action framework.

Regulatory Developments

Minimum Total Loss-Absorbing Capacity

On October 30, 2015, the Federal Reserve issued a notice of proposed rulemaking (NPR) to establish external total loss-absorbing capacity (TLAC) requirements to improve the resolvability and resiliency of large, interconnected BHCs. Under the proposal, U.S. G-SIBs would be required to maintain a minimum external TLAC of the greater of (1) 16 percent of risk-weighted assets in 2019, increasing to 18 percent of risk-weighted assets in 2022 (plus additional TLAC equal to enough Common equity tier 1 capital as a percentage of risk-weighted assets to cover the capital conservation buffer, any applicable countercyclical capital buffer plus the applicable method 1 G-SIB surcharge), or (2) 9.5 percent of the denominator of the SLR. In addition, U.S. G-SIBs must meet a minimum long-term debt requirement equal to the greater of (1) 6.0 percent of risk-weighted assets plus the applicable method 2 G-SIB surcharge, or (2) 4.5 percent of the denominator of the SLR.

Revisions to Approaches for Measuring Risk-weighted Assets

The Basel Committee has several open proposals to revise key methodologies for measuring risk-weighted assets. The proposals include a standardized approach for credit risk, standardized approach for operational risk, revisions to the securitization framework, revisions to the CVA risk framework and constraints on the use of internal models. In January 2016, the Basel Committee finalized its fundamental review of the trading book, which updates both modeled and standardized approaches for market risk measurement. A revised standardized model for counterparty credit risk has also previously been finalized. These revisions are to be coupled with a proposed capital floor framework to limit the extent to which banks can reduce risk-weighted asset levels through the use of internal models, both at the input parameter and aggregate risk-weighted asset level. The Basel Committee expects to finalize the outstanding proposals by the end of 2016. Once the proposals are finalized, U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions.

Single-Counterparty Credit Limits

On March 4, 2016, the Federal Reserve issued a NPR to establish Single-Counterparty Credit Limits (SCCL) for large U.S. BHCs. The SCCL rule is designed to complement and serve as a backstop to risk-based capital requirements to ensure that the maximum possible loss that a bank could incur due to a single counterparty's default would not endanger the bank's survival. Under the proposal, U.S. BHCs must calculate SCCL by dividing the net aggregate credit exposure to a given counterparty by a bank's eligible Tier 1 capital base, ensuring that exposure to G-SIBs and other nonbank systemically important financial institutions do not breach 15 percent and exposures to other counterparties do not breach 25 percent.

Broker-dealer Regulatory Capital and Securities Regulation

The Corporation's principal U.S. broker-dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith, Inc. (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the Commodity Futures Trading Commission Regulation 1.17.

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At March 31, 2016, MLPF&S's regulatory net capital as defined by Rule 15c3-1 was $11.5 billion and exceeded the minimum requirement of $1.6 billion by $9.9 billion. MLPCC's net capital of $3.2 billion exceeded the minimum requirement of $500 million by $2.7 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the Securities and Exchange Commission in the event its tentative net capital is less than $5.0 billion. At March 31, 2016, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At March 31, 2016, MLI's capital resources were $34.9 billion which exceeded the minimum requirement of $17.3 billion.

Common and Preferred Stock Dividends

For a summary of our declared quarterly cash dividends on common stock during the first quarter of 2016 and through May 2, 2016, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 21 is a summary of our cash dividend declarations on preferred stock during the first quarter of 2016 and through May 2, 2016. During the first quarter of 2016, we declared $457 million of cash dividends on preferred stock. For more information on preferred stock, see Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

Table 21
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	January 21, 2016	April 11, 2016	April 25, 2016	7.00%	$1.75
		April 27, 2016	July 11, 2016	July 25, 2016	7.00	1.75
Series D (2)	$654	January 11, 2016	February 29, 2016	March 14, 2016	6.204%	$0.38775
		April 15, 2016	May 31, 2016	June 14, 2016	6.204	0.38775
Series E (2)	$317	January 11, 2016	January 29, 2016	February 16, 2016	Floating	$0.25556
		April 15, 2016	April 29, 2016	May 16, 2016	Floating	0.25000
Series F	$141	January 11, 2016	February 29, 2016	March 15, 2016	Floating	$1,011.11111
		April 15, 2016	May 31, 2016	June 15, 2016	Floating	1,022.22222
Series G	$493	January 11, 2016	February 29, 2016	March 15, 2016	Adjustable	$1,011.11111
		April 15, 2016	May 31, 2016	June 15, 2016	Adjustable	1,022.22222
Series I (2)	$365	January 11, 2016	March 15, 2016	April 1, 2016	6.625%	$0.4140625
		April 15, 2016	June 15, 2016	July 1, 2016	6.625	0.4140625
Series K (3, 4)	$1,544	January 11, 2016	January 15, 2016	February 1, 2016	Fixed-to-floating	$40.00
Series L	$3,080	March 18, 2016	April 1, 2016	May 2, 2016	7.25%	$18.125
Series M (3, 4)	$1,310	April 15, 2016	April 30, 2016	May 16, 2016	Fixed-to-floating	$40.625
Series T	$5,000	January 21, 2016	March 26, 2016	April 11, 2016	6.00%	$1,500.00
		April 27, 2016	June 25, 2016	July 11, 2016	6.00	1,500.00
Series U (3, 4)	$1,000	April 15, 2016	May 15, 2016	June 1, 2016	Fixed-to-floating	$26.00
Series V (3, 4)	$1,500	April 15, 2016	June 1, 2016	June 17, 2016	Fixed-to-floating	$25.625
Series W (2)	$1,100	January 11, 2016	February 15, 2016	March 9, 2016	6.625%	$0.4140625
		April 15, 2016	May 15, 2016	June 9, 2016	6.625	0.4140625
Series X (3, 4)	$2,000	January 11, 2016	February 15, 2016	March 7, 2016	Fixed-to-floating	$31.25
Series Y (2)	$1,100	March 18, 2016	April 1, 2016	April 27, 2016	6.50%	$0.40625
Series Z (3, 4)	$1,400	March 18, 2016	April 1, 2016	April 25, 2016	Fixed-to-floating	$32.50
Series AA (3, 4)	$1,900	January 11, 2016	March 1, 2016	March 17, 2016	Fixed-to-floating	$30.50
Series CC (2)	$1,100	March 18, 2016	April 1, 2016	April 29, 2016	6.20%	$0.3875

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Table 21
Preferred Stock Cash Dividend Summary (continued)
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (5)	$98	January 11, 2016	February 15, 2016	February 29, 2016	Floating	$0.18750
		April 15, 2016	May 15, 2016	May 31, 2016	Floating	0.18750
Series 2 (5)	$299	January 11, 2016	February 15, 2016	February 29, 2016	Floating	$0.19167
		April 15, 2016	May 15, 2016	May 31, 2016	Floating	0.18750
Series 3 (5)	$653	January 11, 2016	February 15, 2016	February 29, 2016	6.375%	$0.3984375
		April 15, 2016	May 15, 2016	May 31, 2016	6.375	0.3984375
Series 4 (5)	$210	January 11, 2016	February 15, 2016	February 29, 2016	Floating	$0.25556
		April 15, 2016	May 15, 2016	May 31, 2016	Floating	0.25000
Series 5 (5)	$422	January 11, 2016	February 1, 2016	February 22, 2016	Floating	$0.25556
		April 15, 2016	May 1, 2016	May 23, 2016	Floating	0.25000

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

Liquidity Risk

Funding and Liquidity Risk Management

Liquidity risk is the potential inability to meet expected or unexpected cash flow and collateral needs while continuing to support our businesses and customers with the appropriate funding sources under a range of economic conditions. Our primary liquidity risk management objective is to meet all contractual and contingent financial obligations at all times, including during periods of stress. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain excess liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks.

We define excess liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as those obligations arise. We manage our liquidity position through line of business and asset-liability management activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management within Corporate Treasury enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, see Liquidity Risk – Funding and Liquidity Risk Management on page 60 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, or Global Excess Liquidity Sources (GELS), is comprised of assets that are readily available to the parent company and selected subsidiaries, including bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GELS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities. Our GELS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. For more information on the final rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 56.

Our GELS were $525 billion and $504 billion at March 31, 2016 and December 31, 2015 and were as shown in Table 22.

Table 22
Global Excess Liquidity Sources
(Dollars in billions)	March 31 2016	December 31 2015	Average for Three Months Ended March 31, 2016
Parent company	$85	$96	$89
Bank subsidiaries	394	361	374
Other regulated entities	46	47	45
Total Global Excess Liquidity Sources	$525	$504	$508

As shown in Table 22, parent company GELS totaled $85 billion and $96 billion at March 31, 2016 and December 31, 2015. The decrease in parent company liquidity was primarily due to the BNY Mellon settlement payment during the quarter. Typically, parent company excess liquidity is in the form of cash deposited with BANA.

GELS available to our bank subsidiaries totaled $394 billion and $361 billion at March 31, 2016 and December 31, 2015. The increase in bank subsidiaries' liquidity was primarily due to deposit inflows. GELS at bank subsidiaries exclude the cash deposited by the parent company. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $259 billion and $252 billion at March 31, 2016 and December 31, 2015. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

GELS available to our other regulated entities, comprised primarily of broker-dealer subsidiaries, of $46 billion at March 31, 2016 remained relatively unchanged compared to December 31, 2015. Our other regulated entities also held unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 23 presents the composition of GELS at March 31, 2016 and December 31, 2015.

Table 23
Global Excess Liquidity Sources Composition
(Dollars in billions)	March 31 2016	December 31 2015
Cash on deposit	$145	$119
U.S. Treasury securities	34	38
U.S. agency securities and mortgage-backed securities	322	327
Non-U.S. government and supranational securities	24	20
Total Global Excess Liquidity Sources	$525	$504

Time-to-required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company, our bank subsidiaries and other regulated entities. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is "time-to-required funding." This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only the parent company's liquidity sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. Our time-to-required funding was 36 months at March 31, 2016.

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

Basel 3 Liquidity Standards

There are two liquidity risk-related standards that are considered part of the Basel 3 liquidity standards: the LCR and the Net Stable Funding Ratio (NSFR).

In 2014, U.S. banking regulators finalized LCR requirements for the largest U.S. financial institutions on a consolidated basis and for their subsidiary depository institutions with total assets greater than $10 billion. The LCR is calculated as the amount of a financial institution's unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. An initial minimum LCR of 80 percent was required as of January 2015, increased to 90 percent as of January 2016 and will increase to 100 percent in January 2017. These minimum requirements are applicable to the Corporation on a consolidated basis and to our insured depository institutions. As of March 31, 2016, we estimate that the consolidated Corporation was above the 2017 LCR requirements. The Corporation's LCR may fluctuate from period to period due to normal business flows from customer activity.

In 2014, the Basel Committee issued a final standard for the NSFR, the standard that is intended to reduce funding risk over a longer time horizon. The NSFR is designed to ensure an appropriate amount of stable funding, generally capital and liabilities maturing beyond one year, given the mix of assets and off-balance sheet items. In April 2016, U.S. banking regulators issued a proposal for an NSFR requirement applicable to U.S. financial institutions. The U.S. NSFR would apply to the Corporation on a consolidated basis and to our insured depository institutions beginning on January 1, 2018. We expect to meet the NSFR requirement within the regulatory timeline.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.22 trillion and $1.20 trillion at March 31, 2016 and December 31, 2015. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLBs loans.

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

During the three months ended March 31, 2016, we issued $6.3 billion of long-term debt, consisting of $4.3 billion for Bank of America Corporation and $2.0 billion of other debt.

Table 24 presents the carrying value of aggregate annual contractual maturities of long-term debt as of March 31, 2016. During the three months ended March 31, 2016, we had total long-term debt maturities and purchases of $14.4 billion consisting of $5.0 billion for Bank of America Corporation, $5.9 billion for Bank of America, N.A. and $3.5 billion of other debt.

Table 24
Long-term Debt By Maturity
	Remainder of
(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Bank of America Corporation
Senior notes	$13,401	$18,511	$20,306	$17,084	$11,678	$42,497	$123,477
Senior structured notes	2,973	3,145	2,367	1,431	969	7,400	18,285
Subordinated notes	4,830	5,012	2,816	1,485	3	21,144	35,290
Junior subordinated notes	—	—	—	—	—	5,841	5,841
Total Bank of America Corporation	21,204	26,668	25,489	20,000	12,650	76,882	182,893
Bank of America, N.A.
Senior notes	3,049	3,646	5,812	—	—	21	12,528
Subordinated notes	1,053	3,423	—	1	—	1,792	6,269
Advances from Federal Home Loan Banks	1,501	9	10	15	12	121	1,668
Securitizations and other Bank VIEs (1)	42	3,550	2,300	2,443	—	154	8,489
Other	3	2,705	117	87	53	20	2,985
Total Bank of America, N.A.	5,648	13,333	8,239	2,546	65	2,108	31,939
Other debt
Senior notes	—	1	—	—	—	17	18
Structured liabilities	2,294	2,852	1,040	1,015	990	7,050	15,241
Nonbank VIEs (1)	464	241	28	15	—	1,620	2,368
Other	300	22	40	—	—	28	390
Total other debt	3,058	3,116	1,108	1,030	990	8,715	18,017
Total long-term debt	$29,910	$43,117	$34,836	$23,576	$13,705	$87,705	$232,849

(1)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.

Table 25 presents our long-term debt by major currency at March 31, 2016 and December 31, 2015.

Table 25
Long-term Debt By Major Currency
(Dollars in millions)	March 31 2016	December 31 2015
U.S. Dollar	$184,708	$190,381
Euro	31,288	29,797
British Pound	7,111	7,080
Japanese Yen	2,939	3,099
Australian Dollar	2,647	2,534
Canadian Dollar	1,509	1,428
Swiss Franc	902	872
Other	1,745	1,573
Total long-term debt	$232,849	$236,764

Total long-term debt decreased $3.9 billion, or two percent, during the three months ended March 31, 2016 primarily due to maturities outpacing issuances, partially offset by changes in basis adjustments on debt in fair value hedge relationships and the impact of revaluation of non-U.S. Dollar debt. These impacts were substantially offset through derivative hedge transactions. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see page 60 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Non-trading Activities on page 99.

We may also issue unsecured debt in the form of structured notes for client purposes. During the three months ended March 31, 2016, we issued $1.9 billion of structured notes, a majority of which was issued by Bank of America Corporation. Structured notes are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.

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

Table 26 presents the Corporation's current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies. These ratings have not changed from those disclosed in the Corporation's 2015 Annual Report on Form 10-K. For more information on credit ratings, see Liquidity Risk – Credit Ratings on page 63 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

Table 26
Senior Debt Ratings
	Moody's Investors Service			Standard & Poor's			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term (1)	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	Baa1	P-2	Stable	BBB+	A-2	Stable	A	F1	Stable
Bank of America, N.A.	A1	P-1	Stable	A	A-1	CreditWatch Positive	A+	F1	Stable
Merrill Lynch, Pierce, Fenner & Smith, Inc.	NR	NR	NR	A	A-1	CreditWatch Positive	A+	F1	Stable
Merrill Lynch International	NR	NR	NR	A	A-1	CreditWatch Positive	A	F1	Positive

(1)	Standard & Poor's Ratings Services short-term ratings are not on CreditWatch.
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

While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Stress Modeling on page 55.

For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation's 2015 Annual Report on Form 10-K.

Credit Risk Management

Overall credit quality remained strong in the first quarter of 2016. Consumer portfolios continued to improve driven by lower U.S. unemployment and improving home prices. Overall, commercial portfolios, outside of the energy sector, remained stable. Additionally, our proactive credit risk management activities positively impacted our credit portfolio as nonperforming loans and leases and delinquencies continued to improve. For additional information, see Executive Summary – First Quarter 2016 Economic and Business Environment on page 5.

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

We have non-U.S. exposure largely in Europe and Asia Pacific. For more information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 87 and Item 1A. Risk Factors of the Corporation's 2015 Annual Report on Form 10-K.

Utilized energy exposure represents approximately two percent of total loans and leases, and we continue to proactively monitor energy and energy-related exposures as well as any ancillary impacts on our customers and clients. For more information on our exposures and related risks in the energy sector, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 83 as well as Table 51.

For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management on page 60, Commercial Portfolio Credit Risk Management on page 75, Non-U.S. Portfolio on page 87, Provision for Credit Losses on page 89, Allowance for Credit Losses on page 89, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

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

During the three months ended March 31, 2016, we completed more than 10,300 customer loan modifications with a total unpaid principal balance of approximately $1.5 billion, including approximately 4,000 permanent modifications under the U.S. government's Making Home Affordable Program. Of the loan modifications completed during the three months ended March 31, 2016, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, more than half were in the Corporation's held-for-investment (HFI) portfolio. For modified loans on our balance sheet, these modification types are generally considered troubled debt restructurings (TDR). For more information on TDRs and portfolio impacts, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 73 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

Improvement in the U.S. unemployment rate and home prices continued during the three months ended March 31, 2016 resulting in improved credit quality and lower credit losses across most major consumer portfolios compared to the same period in 2015. The 30 and 90 days or more past due balances declined across nearly all consumer loan portfolios during the three months ended March 31, 2016 as a result of improved delinquency trends.

Improved credit quality, continued loan balance run-off and sales across the consumer portfolio drove a $627 million decrease in the consumer allowance for loan and lease losses during the three months ended March 31, 2016 to $6.8 billion at March 31, 2016. For additional information, see Allowance for Credit Losses on page 89.

For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. For more information on representations and warranties related to our residential mortgage and home equity portfolios, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 42 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 27 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the "Outstandings" columns in Table 27, PCI loans are also shown separately in the "Purchased Credit-impaired Loan Portfolio" columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 27
Consumer Loans and Leases
	Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Residential mortgage (1)	$184,440	$187,911	$11,603	$12,066
Home equity	73,771	75,948	4,368	4,619
U.S. credit card	86,403	89,602	n/a	n/a
Non-U.S. credit card	9,977	9,975	n/a	n/a
Direct/Indirect consumer (2)	90,609	88,795	n/a	n/a
Other consumer (3)	2,176	2,067	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	447,376	454,298	15,971	16,685
Loans accounted for under the fair value option (4)	1,946	1,871	n/a	n/a
Total consumer loans and leases	$449,322	$456,169	$15,971	$16,685

(1)	Outstandings include pay option loans of $2.2 billion and $2.3 billion at March 31, 2016 and December 31, 2015. We no longer originate pay option loans.

(2)
Outstandings include auto and specialty lending loans of $45.4 billion and $42.6 billion, unsecured consumer lending loans of $774 million and $886 million, U.S. securities-based lending loans of $39.2 billion and $39.8 billion, non-U.S. consumer loans of $3.7 billion and $3.9 billion, student loans of $547 million and $564 million and other consumer loans of $1.0 billion and $1.0 billion at March 31, 2016 and December 31, 2015.

(3)
Outstandings include consumer finance loans of $538 million and $564 million, consumer leases of $1.5 billion and $1.4 billion and consumer overdrafts of $154 million and $146 million at March 31, 2016 and December 31, 2015.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.6 billion and $1.6 billion and home equity loans of $348 million and $250 million at March 31, 2016 and December 31, 2015. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

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

Table 28
Consumer Credit Quality
	Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Residential mortgage (1)	$3,976	$4,803	$6,334	$7,150
Home equity	3,244	3,337	—	—
U.S. credit card	n/a	n/a	743	789
Non-U.S. credit card	n/a	n/a	77	76
Direct/Indirect consumer	26	24	31	39
Other consumer	1	1	2	3
Total (2)	$7,247	$8,165	$7,187	$8,057
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	1.62%	1.80%	1.61%	1.77%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)	1.82	2.04	0.21	0.23

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2016 and December 31, 2015, residential mortgage included $3.4 billion and $4.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $2.9 billion and $2.9 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At March 31, 2016 and December 31, 2015, $272 million and $293 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 29 presents net charge-offs and related ratios for consumer loans and leases.

Table 29
Consumer Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)	2016	2015	2016	2015
Residential mortgage	$91	$197	0.20%	0.37%
Home equity	112	172	0.60	0.82
U.S. credit card	587	621	2.71	2.84
Non-U.S. credit card	45	44	1.85	1.80
Direct/Indirect consumer	34	34	0.15	0.17
Other consumer	48	49	9.07	10.88
Total	$917	$1,117	0.82	0.95

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.26 percent and 0.59 percent for residential mortgage, 0.64 percent and 0.88 percent for home equity, and 0.93 percent and 1.14 percent for the total consumer portfolio for the three months ended March 31, 2016 and 2015, respectively. These are the only product classifications that include PCI and fully-insured loans for these periods.

Net charge-offs, as shown in Tables 29 and 30, exclude write-offs in the PCI loan portfolio of $39 million and $188 million in residential mortgage and $66 million and $100 million in home equity for the three months ended March 31, 2016 and 2015. Net charge-off ratios including the PCI write-offs were 0.28 percent and 0.73 percent for residential mortgage and 0.95 percent and 1.30 percent for home equity for the three months ended March 31, 2016 and 2015. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70.

Table 30 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the Core portfolio and the Legacy Assets & Servicing portfolio within the consumer real estate portfolio. For more information on the Legacy Assets & Servicing portfolio, see LAS on page 36.

Table 30
Consumer Real Estate Portfolio (1)
	Outstandings		Nonperforming		Net Charge-offs (2)
	March 31 2016	December 31 2015	March 31 2016	December 31 2015	Three Months Ended March 31
(Dollars in millions)					2016	2015
Core portfolio
Residential mortgage	$145,322	$145,845	$1,616	$1,845	$19	$51
Home equity	47,473	48,264	1,310	1,354	45	51
Total Core portfolio	192,795	194,109	2,926	3,199	64	102
Legacy Assets & Servicing portfolio
Residential mortgage	39,118	42,066	2,360	2,958	72	146
Home equity	26,298	27,684	1,934	1,983	67	121
Total Legacy Assets & Servicing portfolio	65,416	69,750	4,294	4,941	139	267
Consumer real estate portfolio
Residential mortgage	184,440	187,911	3,976	4,803	91	197
Home equity	73,771	75,948	3,244	3,337	112	172
Total consumer real estate portfolio	$258,211	$263,859	$7,220	$8,140	$203	$369

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			March 31 2016	December 31 2015	Three Months Ended March 31
					2016	2015
Core portfolio
Residential mortgage			$382	$418	$(14)	$5
Home equity			619	639	25	48
Total Core portfolio			1,001	1,057	11	53
Legacy Assets & Servicing portfolio
Residential mortgage			930	1,082	(43)	(94)
Home equity			1,525	1,775	(118)	13
Total Legacy Assets & Servicing portfolio			2,455	2,857	(161)	(81)
Consumer real estate portfolio
Residential mortgage			1,312	1,500	(57)	(89)
Home equity			2,144	2,414	(93)	61
Total consumer real estate portfolio			$3,456	$3,914	$(150)	$(28)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $1.6 billion and $1.6 billion and home equity loans of $348 million and $250 million at March 31, 2016 and December 31, 2015. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolio. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 70.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 41 percent of consumer loans and leases at March 31, 2016. Approximately 54 percent of the residential mortgage portfolio is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties. Approximately 31 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages originated for the home purchase and refinancing needs of our wealth management clients and the remaining portion of the portfolio is primarily in Consumer Banking.

Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, decreased $3.5 billion during the three months ended March 31, 2016 due to loan sales of $3.9 billion and runoff, partially offset by the retention of new originations. Loan sales primarily included $2.7 billion of loans in consolidated agency residential mortgage securitization vehicles and $915 million of nonperforming and other delinquent loans.

At March 31, 2016 and December 31, 2015, the residential mortgage portfolio included $32.8 billion and $37.1 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements that provide for the transfer of credit risk to FNMA and FHLMC. At March 31, 2016 and December 31, 2015, $28.6 billion and $33.4 billion had FHA insurance with the remainder protected by long-term standby agreements. At March 31, 2016 and December 31, 2015, $9.7 billion and $11.2 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

Table 31 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 70.

Table 31
Residential Mortgage – Key Credit Statistics
	Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Outstandings	$184,440	$187,911	$139,998	$138,768
Accruing past due 30 days or more	9,578	11,423	1,371	1,568
Accruing past due 90 days or more	6,334	7,150	—	—
Nonperforming loans	3,976	4,803	3,976	4,803
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100	7%	7%	4%	5%
Refreshed LTV greater than 100	7	8	4	4
Refreshed FICO below 620	11	13	5	6
2006 and 2007 vintages (2)	17	17	16	17
	Three Months Ended March 31
	2016	2015	2016	2015
Net charge-off ratio (3)	0.20%	0.37%	0.26%	0.59%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)
These vintages of loans account for $1.3 billion, or 34 percent, and $1.6 billion, or 34 percent of nonperforming residential mortgage loans at March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, these vintages accounted for $7 million, or eight percent, and $47 million, or 24 percent of total residential mortgage net charge-offs.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming residential mortgage loans decreased $827 million during the three months ended March 31, 2016 as outflows, including sales of $734 million outpaced new inflows. Of the nonperforming residential mortgage loans at March 31, 2016, $1.2 billion, or 31 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $1.9 billion, or 47 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $197 million during the three months ended March 31, 2016.

Net charge-offs decreased $106 million to $91 million for the three months ended March 31, 2016, or 0.26 percent of total average residential mortgage loans, compared to net charge-offs of $197 million, or 0.59 percent, for the same period in 2015. This decrease in net charge-offs was primarily driven by lower charge-offs related to the consumer relief portion of the settlement with the DoJ, partially offset by charge-offs of $42 million related to nonperforming loan sales during the three months ended March 31, 2016 compared to recoveries of $40 million for the same period in 2015. Excluding these items, net charge-offs declined driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy.

Residential mortgage loans with a greater than 90 percent but less than or equal to 100 percent refreshed loan-to-value (LTV) represented four percent and five percent of the residential mortgage portfolio at March 31, 2016 and December 31, 2015. Loans with a refreshed LTV greater than 100 percent represented four percent of the residential mortgage loan portfolio at both March 31, 2016 and December 31, 2015. Of the loans with a refreshed LTV greater than 100 percent, 98 percent were performing at both March 31, 2016 and December 31, 2015. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, partially offset by subsequent appreciation. Loans to borrowers with refreshed Fair Isaac Corporation (FICO) scores below 620 represented five percent and six percent of the residential mortgage portfolio at March 31, 2016 and December 31, 2015.

Of the $140.0 billion in total residential mortgage loans outstanding at March 31, 2016, as shown in Table 32, 39 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $11.8 billion, or 21 percent, at March 31, 2016. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2016, $203 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.4 billion, or one percent for the entire residential mortgage portfolio. In addition, at March 31, 2016, $641 million, or five percent of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $299 million were contractually current, compared to $4.0 billion, or three percent for the entire residential mortgage portfolio, of which $1.2 billion were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. More than 75 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2019 or later.

Table 32 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 14 percent of outstandings at both March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, loans within this MSA contributed net recoveries of $3 million and $5 million within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstandings at both March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, loans within this MSA contributed net charge-offs of $22 million and $39 million within the residential mortgage portfolio.

Table 32
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2016	December 31 2015	March 31 2016	December 31 2015	Three Months Ended March 31
(Dollars in millions)					2016	2015
California	$50,505	$48,865	$779	$977	$(23)	$(9)
New York (3)	12,825	12,696	341	399	14	13
Florida (3)	9,940	10,001	428	534	15	24
Texas	6,218	6,208	159	185	6	5
Massachusetts	4,814	4,799	95	118	3	3
Other U.S./Non-U.S.	55,696	56,199	2,174	2,590	76	161
Residential mortgage loans (4)	$139,998	$138,768	$3,976	$4,803	$91	$197
Fully-insured loan portfolio	32,839	37,077
Purchased credit-impaired residential mortgage loan portfolio (5)	11,603	12,066
Total residential mortgage loan portfolio	$184,440	$187,911

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $39 million and $188 million of write-offs in the residential mortgage PCI loan portfolio for the three months ended March 31, 2016 and 2015. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

(5)	At March 31, 2016 and December 31, 2015, 48 percent and 47 percent of PCI residential mortgage loans were in California. There were no other significant single state concentrations.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. Our CRA portfolio was $7.8 billion and $8.0 billion at March 31, 2016 and December 31, 2015, or six percent of the residential mortgage portfolio for both periods. The CRA portfolio included $453 million and $552 million of nonperforming loans at March 31, 2016 and December 31, 2015, representing 11 percent of total nonperforming residential mortgage loans for both periods. Net charge-offs in the CRA portfolio were $15 million and $34 million for the three months ended March 31, 2016 and 2015, or 17 percent of total net charge-offs for the residential mortgage portfolio for both periods.

Home Equity

At March 31, 2016, the home equity portfolio made up 16 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.

At March 31, 2016, our HELOC portfolio had an outstanding balance of $64.3 billion, or 87 percent of the total home equity portfolio compared to $66.1 billion, or 87 percent, at December 31, 2015. HELOCs generally have an initial draw period of 10 years and the borrowers typically are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

At March 31, 2016, our home equity loan portfolio had an outstanding balance of $7.5 billion, or 10 percent of the total home equity portfolio compared to $7.9 billion, or 10 percent, at December 31, 2015. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $7.5 billion at March 31, 2016, 54 percent have 25- to 30-year terms. At March 31, 2016 and December 31, 2015, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $2.0 billion, or three percent of the total home equity portfolio. We no longer originate reverse mortgages.

At March 31, 2016, approximately 57 percent of the home equity portfolio was included in Consumer Banking, 33 percent was included in LAS and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $2.2 billion during the three months ended March 31, 2016 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at March 31, 2016 and December 31, 2015, $20.2 billion and $20.3 billion, or 27 percent for both periods, were in first-lien positions (29 percent and 28 percent excluding the PCI home equity portfolio). At March 31, 2016, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $12.4 billion, or 18 percent of our total home equity portfolio excluding the PCI loan portfolio.

Unused HELOCs totaled $49.9 billion at March 31, 2016 compared to $50.3 billion at December 31, 2015. The decrease was primarily due to customers choosing to close accounts, as well as accounts reaching the end of their draw period, which automatically eliminates open line exposure. Both of these more than offset customer paydowns of principal balances and the impact of new production. The HELOC utilization rate was 56 percent at March 31, 2016 compared to 57 percent at December 31, 2015.

Table 33 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the "Reported Basis" columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 70.

Table 33
Home Equity – Key Credit Statistics
	Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Outstandings	$73,771	$75,948	$69,403	$71,329
Accruing past due 30 days or more (2)	555	613	555	613
Nonperforming loans (2)	3,244	3,337	3,244	3,337
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	6%	6%	6%	6%
Refreshed CLTV greater than 100	12	12	10	11
Refreshed FICO below 620	7	7	6	7
2006 and 2007 vintages (3)	42	43	40	41

	Three Months Ended March 31
	2016	2015	2016	2015
Net charge-off ratio (4)	0.60%	0.82%	0.64%	0.88%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more includes $74 million and $89 million and nonperforming loans include $370 million and $396 million of loans where we serviced the underlying first-lien at March 31, 2016 and December 31, 2015.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 45 percent of nonperforming home equity loans at both March 31, 2016 and December 31, 2015, and 41 percent and 59 percent of net charge-offs for the three months ended March 31, 2016 and 2015.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Nonperforming outstanding balances in the home equity portfolio decreased $93 million during the three months ended March 31, 2016 as outflows, including sales of $89 million, outpaced new inflows. Of the nonperforming home equity portfolio at March 31, 2016, $1.5 billion, or 46 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $1.2 billion, or 36 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $58 million during the three months ended March 31, 2016.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At March 31, 2016, we estimate that $1.1 billion of current and $147 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $167 million of these combined amounts, with the remaining $1.1 billion serviced by third parties. Of the $1.2 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $471 million had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $60 million to $112 million for the three months ended March 31, 2016, or 0.64 percent of the total average home equity portfolio, compared to $172 million, or 0.88 percent for the same period in 2015. The decrease in net charge-offs was primarily driven by charge-offs of $45 million related to the consumer relief portion of the settlement with the DoJ in the prior-year period, and favorable portfolio trends due in part to improvement in home prices and the U.S. economy.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than or equal to 100 percent refreshed combined loan-to-value (CLTV) comprised six percent of the home equity portfolio at both March 31, 2016 and December 31, 2015. Outstanding balances with a refreshed CLTV greater than 100 percent comprised 10 percent and 11 percent of the home equity portfolio at March 31, 2016 and December 31, 2015. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where our loan and available line of credit combined with any outstanding senior liens against the property are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current on their home equity loan and 92 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at March 31, 2016. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented six percent and seven percent of the home equity portfolio at March 31, 2016 and December 31, 2015.

Of the $69.4 billion in total home equity portfolio outstandings at March 31, 2016, as shown in Table 34, 66 percent require interest-only payments, almost all of which were HELOCs that had not yet entered the amortization period. The outstanding balance of HELOCs that have entered the amortization period was $10.8 billion, or 17 percent of total HELOCs at March 31, 2016. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2016, $209 million, or two percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $514 million, or one percent for the entire HELOC portfolio. In addition, at March 31, 2016, $1.5 billion, or 14 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $681 million were contractually current, compared to $3.0 billion, or five percent for the entire HELOC portfolio, of which $1.3 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and 42 percent of these loans will enter the amortization period in 2016 and 2017 and will be required to make fully-amortizing payments. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended March 31, 2016, approximately 48 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 34 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, loans within this MSA contributed 13 percent and 11 percent of net charge-offs within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, loans within this MSA contributed two percent and five percent of net charge-offs within the home equity portfolio.

Table 34
Home Equity State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2016	December 31 2015	March 31 2016	December 31 2015	Three Months Ended March 31
(Dollars in millions)					2016	2015
California	$19,760	$20,356	$899	$902	$10	$24
Florida (3)	8,187	8,474	499	518	17	30
New Jersey (3)	5,475	5,570	220	230	11	13
New York (3)	5,141	5,249	298	316	10	12
Massachusetts	3,305	3,378	112	115	3	5
Other U.S./Non-U.S.	27,535	28,302	1,216	1,256	61	88
Home equity loans (4)	$69,403	$71,329	$3,244	$3,337	$112	$172
Purchased credit-impaired home equity portfolio (5)	4,368	4,619
Total home equity loan portfolio	$73,771	$75,948

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $66 million and $100 million of write-offs in the home equity PCI loan portfolio for the three months ended March 31, 2016 and 2015. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

(5)	At both March 31, 2016 and December 31, 2015, 29 percent of PCI home equity loans were in California. There were no other significant single state concentrations.

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

Table 35
Purchased Credit-impaired Loan Portfolio
	March 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Gross Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$11,862	$11,603	$281	$11,322	95.45%
Home equity	4,435	4,368	341	4,027	90.80
Total purchased credit-impaired loan portfolio	$16,297	$15,971	$622	$15,349	94.18

	December 31, 2015
Residential mortgage	$12,350	$12,066	$338	$11,728	94.96%
Home equity	4,650	4,619	466	4,153	89.31
Total purchased credit-impaired loan portfolio	$17,000	$16,685	$804	$15,881	93.42

The total PCI unpaid principal balance decreased $703 million, or four percent, during the three months ended March 31, 2016 primarily driven by payoffs, sales, paydowns and write-offs. During the three months ended March 31, 2016, we sold PCI loans with a carrying value of $174 million compared to sales of $586 million for the same period in 2015.

Of the unpaid principal balance of $16.3 billion at March 31, 2016, $14.3 billion, or 87 percent, was current based on the contractual terms, $1.0 billion, or six percent, was in early stage delinquency, and $758 million was 180 days or more past due, including $656 million of first-lien mortgages and $102 million of home equity loans.

During the three months ended March 31, 2016, we recorded a provision benefit of $77 million for the PCI loan portfolio which included a benefit of $59 million for home equity and $18 million for residential mortgage. This compared to a total provision benefit of $50 million for the three months ended March 31, 2015. The provision benefit for the three months ended March 31, 2016 was primarily driven by lower default estimates on second-lien loans and continued home price improvement.

The PCI valuation allowance declined $182 million during the three months ended March 31, 2016 due to write-offs in the PCI loan portfolio of $39 million in residential mortgage and $66 million in home equity, combined with a provision benefit of $77 million.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The PCI residential mortgage loan portfolio represented 73 percent of the total PCI loan portfolio at March 31, 2016. Those loans to borrowers with a refreshed FICO score below 620 represented 30 percent of the PCI residential mortgage loan portfolio at March 31, 2016. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 29 percent of the PCI residential mortgage loan portfolio and 32 percent based on the unpaid principal balance at March 31, 2016.

Pay option adjustable-rate mortgages, which are included in the PCI residential mortgage portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually. During an initial five- or ten-year period, minimum required payments may increase by no more than 7.5 percent. If payments are insufficient to pay all of the monthly interest charges, unpaid interest is added to the loan balance (i.e., negative amortization) until the loan balance increases to a specified limit at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established.

At March 31, 2016, the unpaid principal balance of pay option loans was $2.3 billion, with a carrying value of $2.2 billion. The total unpaid principal balance of pay option loans with accumulated negative amortization was $449 million, including $25 million of negative amortization. We believe the majority of borrowers that are now making scheduled payments are able to do so primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans and have taken into consideration several assumptions including prepayment and default rates. Of the loans in the pay option portfolio at March 31, 2016 that have not already experienced a payment reset, 42 percent are expected to reset in 2016 and 31 percent are expected to reset thereafter. In addition, five percent are expected to prepay and approximately 22 percent are expected to default prior to being reset, most of which were severely delinquent as of March 31, 2016. We no longer originate pay option loans.

Purchased Credit-impaired Home Equity Loan Portfolio

The PCI home equity portfolio represented 27 percent of the total PCI loan portfolio at March 31, 2016. Those loans with a refreshed FICO score below 620 represented 16 percent of the PCI home equity portfolio at March 31, 2016. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 57 percent of the PCI home equity portfolio and 60 percent based on the unpaid principal balance at March 31, 2016.

U.S. Credit Card

At March 31, 2016, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder managed in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.2 billion during the three months ended March 31, 2016 due to a seasonal decline in retail transaction volume. Net charge-offs decreased $34 million to $587 million during the three months ended March 31, 2016 compared to the same period in 2015 due to improvements in delinquencies and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $127 million while loans 90 days or more past due and still accruing interest decreased $46 million during the three months ended March 31, 2016 as a result of the factors mentioned above that contributed to lower net charge-offs.

Unused lines of credit for U.S. credit card totaled $321.0 billion and $312.5 billion at March 31, 2016 and December 31, 2015. The $8.5 billion increase was driven by account growth, lines of credit increases and a seasonal decrease in line utilization due to a decrease in transaction volume.

Table 36 presents certain key credit statistics for the U.S. credit card portfolio.

Table 36
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2016	December 31 2015
Outstandings	$86,403	$89,602
Accruing past due 30 days or more	1,448	1,575
Accruing past due 90 days or more	743	789

	Three Months Ended March 31
	2016	2015
Net charge-offs	$587	$621
Net charge-off ratios (1)	2.71%	2.84%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Table 37 presents certain state concentrations for the U.S. credit card portfolio.

Table 37
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2016	December 31 2015	March 31 2016	December 31 2015	Three Months Ended March 31
(Dollars in millions)					2016	2015
California	$13,239	$13,658	$109	$115	$92	$94
Florida	7,199	7,420	76	81	64	67
Texas	6,466	6,620	56	58	41	41
New York	5,343	5,547	54	57	40	42
Washington	3,778	3,907	19	19	14	16
Other U.S.	50,378	52,450	429	459	336	361
Total U.S. credit card portfolio	$86,403	$89,602	$743	$789	$587	$621

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, increased $2 million during the three months ended March 31, 2016. For the three months ended March 31, 2016, net charge-offs increased $1 million to $45 million compared to the same period in 2015.

Unused lines of credit for non-U.S. credit card totaled $27.8 billion and $27.9 billion at March 31, 2016 and December 31, 2015. The $129 million decrease was driven by weakening of the British Pound against the U.S. Dollar, partially offset by account growth and lines of credit increases.

Table 38 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 38
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2016	December 31 2015
Outstandings	$9,977	$9,975
Accruing past due 30 days or more	142	146
Accruing past due 90 days or more	77	76

	Three Months Ended March 31
	2016	2015
Net charge-offs	$45	$44
Net charge-off ratios (1)	1.85%	1.80%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At March 31, 2016, approximately 51 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans, and consumer personal loans), 48 percent was included in GWIM (principally securities-based lending loans) and the remainder was primarily student loans in All Other.

Outstandings in the direct/indirect portfolio increased $1.8 billion during the three months ended March 31, 2016 primarily in the consumer auto loan portfolio, partially offset by lower outstandings in the securities-based lending and the unsecured consumer lending portfolios.

For the three months ended March 31, 2016, net charge-offs were unchanged at $34 million, or 0.15 percent of total average direct/indirect loans, compared to 0.17 percent for the same period in 2015.

Direct/indirect loans that were past due 30 days or more and still accruing interest declined $61 million to $267 million during the three months ended March 31, 2016 due to decreases in the consumer auto and specialty lending portfolios.

Table 39 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 39
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2016	December 31 2015	March 31 2016	December 31 2015	Three Months Ended March 31
(Dollars in millions)					2016	2015
California	$10,981	$10,735	$2	$3	$4	$3
Florida	8,979	8,835	3	3	7	4
Texas	8,876	8,514	3	4	4	4
New York	5,152	5,077	1	1	1	1
Illinois	2,981	2,906	1	1	1	1
Other U.S./Non-U.S.	53,640	52,728	21	27	17	21
Total direct/indirect loan portfolio	$90,609	$88,795	$31	$39	$34	$34

Other Consumer

At March 31, 2016, approximately 68 percent of the $2.2 billion other consumer portfolio was consumer auto leases included in Consumer Banking. The remainder is primarily associated with certain consumer finance businesses that we previously exited.

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

Table 40 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2016 and 2015. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer non-real estate-secured loans (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. The charge-offs on these loans have no impact on nonperforming activity and, accordingly, are excluded from this table. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the PCI loan portfolio or loans accounted for under the fair value option. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. During the three months ended March 31, 2016, nonperforming consumer loans declined $918 million to $7.2 billion primarily driven by loan sales of $823 million. Excluding these sales, nonperforming loans declined as outflows, including the transfer of certain qualifying borrowers discharged in a Chapter 7 bankruptcy to performing status, outpaced new inflows.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At March 31, 2016, $3.5 billion, or 45 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $3.1 billion of nonperforming loans 180 days or more past due and $421 million of foreclosed properties. In addition, at March 31, 2016, $2.7 billion, or 36 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties decreased $23 million during the three months ended March 31, 2016 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties decreased $67 million during the three months ended March 31, 2016. Not included in foreclosed properties at March 31, 2016 was $1.4 billion of real estate that was acquired upon foreclosure of certain delinquent government-guaranteed loans (principally FHA-insured loans). We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 40.

Table 40
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Nonperforming loans and leases, January 1	$8,165	$10,819
Additions to nonperforming loans and leases:
New nonperforming loans and leases	951	1,469
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(133)	(253)
Sales	(823)	(371)
Returns to performing status (2)	(441)	(867)
Charge-offs	(395)	(460)
Transfers to foreclosed properties (3)	(77)	(128)
Total net reductions to nonperforming loans and leases	(918)	(610)
Total nonperforming loans and leases, March 31 (4)	7,247	10,209
Foreclosed properties, January 1	444	630
Additions to foreclosed properties:
New foreclosed properties (3)	110	196
Reductions to foreclosed properties:
Sales	(119)	(168)
Write-downs	(14)	(26)
Total net additions (reductions) to foreclosed properties	(23)	2
Total foreclosed properties, March 31 (5)	421	632
Nonperforming consumer loans, leases and foreclosed properties, March 31	$7,668	$10,841
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	1.62%	2.16%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	1.71	2.29

(1)
Balances do not include nonperforming LHFS of $5 million and $10 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $36 million and $86 million at March 31, 2016 and 2015 as well as loans accruing past due 90 days or more as presented in Table 28 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At March 31, 2016, 42 percent of nonperforming loans were 180 days or more past due.

(5)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured loans, of $1.4 billion and $1.2 billion at March 31, 2016 and 2015.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 40 are net of $18 million and $32 million of charge-offs and write-offs of PCI loans for the three months ended March 31, 2016 and 2015, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2016 and December 31, 2015, $471 million and $484 million of such junior-lien home equity loans were included in nonperforming loans and leases.

Table 41 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 40.

Table 41
Consumer Real Estate Troubled Debt Restructurings
	March 31, 2016			December 31, 2015
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$16,256	$2,618	$13,638	$18,372	$3,284	$15,088
Home equity (3)	2,719	1,675	1,044	2,686	1,649	1,037
Total consumer real estate troubled debt restructurings	$18,975	$4,293	$14,682	$21,058	$4,933	$16,125

(1)
Residential mortgage TDRs deemed collateral dependent totaled $4.2 billion and $4.9 billion, and included $2.1 billion and $2.7 billion of loans classified as nonperforming and $2.1 billion and $2.2 billion of loans classified as performing at March 31, 2016 and December 31, 2015.

(2)	Residential mortgage performing TDRs included $7.5 billion and $8.7 billion of loans that were fully-insured at March 31, 2016 and December 31, 2015.

(3)
Home equity TDRs deemed collateral dependent totaled $1.6 billion, and included $1.3 billion of loans classified as nonperforming and $290 million of loans classified as performing at both March 31, 2016 and December 31, 2015.

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

Modifications of credit card and other consumer loans are primarily made through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 40 as substantially all of the loans remain on accrual status until either charged off or paid in full. At March 31, 2016 and December 31, 2015, our renegotiated TDR portfolio was $722 million and $779 million, of which $591 million and $635 million were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 46, 51 and 56 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, including our utilized exposure to the energy sector which was four percent of total commercial utilized exposure at both March 31, 2016 and December 31, 2015, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 83 and Table 51.

For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the three months ended March 31, 2016, credit quality among large corporate borrowers remained stable except in the energy sector which experienced deterioration due to sustained low oil prices. Credit quality of commercial real estate borrowers continued to improve as property valuations increased and vacancy rates remained low.

Outstanding commercial loans and leases increased $11.0 billion during the three months ended March 31, 2016, primarily in U.S. commercial, non-U.S. commercial and commercial real estate. Nonperforming commercial loans and leases increased $418 million during the three months ended March 31, 2016. Nonperforming commercial loans and leases as a percentage of outstanding loans and leases, excluding loans accounted for under the fair value option, increased during the three months ended March 31, 2016 to 0.36 percent from 0.28 percent at December 31, 2015. Reservable criticized balances increased $2.7 billion to $18.6 billion during the three months ended March 31, 2016 as a result of downgrades outpacing paydowns and upgrades. The increase in nonperforming loans and reservable criticized balances was primarily due to our energy exposure as the credit quality of certain borrowers was impacted by sustained low oil prices. The allowance for loan and lease losses for the commercial portfolio increased $462 million to $5.3 billion at March 31, 2016 compared to December 31, 2015. For additional information, see Allowance for Credit Losses on page 89.

Table 42 presents our commercial loans and leases portfolio, and related credit quality information at March 31, 2016 and December 31, 2015.

Table 42
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015
U.S. commercial	$260,702	$252,771	$1,236	$867	$85	$113
Commercial real estate (1)	58,060	57,199	91	93	—	3
Commercial lease financing	20,957	21,352	29	12	13	15
Non-U.S. commercial	92,872	91,549	165	158	2	1
	432,591	422,871	1,521	1,130	100	132
U.S. small business commercial (2)	12,934	12,876	82	82	60	61
Commercial loans excluding loans accounted for under the fair value option	445,525	435,747	1,603	1,212	160	193
Loans accounted for under the fair value option (3)	6,266	5,067	40	13	—	—
Total commercial loans and leases	$451,791	$440,814	$1,643	$1,225	$160	$193

(1)	Includes U.S. commercial real estate loans of $54.5 billion and $53.6 billion and non-U.S. commercial real estate loans of $3.5 billion at both March 31, 2016 and December 31, 2015.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.6 billion and $2.3 billion and non-U.S. commercial loans of $3.7 billion and $2.8 billion at March 31, 2016 and December 31, 2015. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 43 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2016 and 2015. The increase in net charge-offs of $74 million for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to higher energy sector related losses.

Table 43
Commercial Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2016	2015	2016	2015
U.S. commercial	$65	$7	0.10%	0.01%
Commercial real estate	(6)	5	(0.04)	0.04
Commercial lease financing	(2)	5	(0.05)	0.11
Non-U.S. commercial	42	(2)	0.19	(0.01)
	99	15	0.09	0.02
U.S. small business commercial	52	62	1.64	1.90
Total commercial	$151	$77	0.14	0.08

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 44 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers' acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes.

Total commercial utilized credit exposure increased $12.2 billion during the three months ended March 31, 2016 primarily driven by growth in loans and leases. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers' acceptances, in the aggregate, was 58 percent and 56 percent at March 31, 2016 and December 31, 2015.

Table 44
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Loans and leases (5)	$457,295	$446,832	$362,052	$376,478	$819,347	$823,310
Derivative assets (6)	52,255	49,990	—	—	52,255	49,990
Standby letters of credit and financial guarantees	33,267	33,236	1,035	690	34,302	33,926
Debt securities and other investments	22,027	21,709	4,953	4,173	26,980	25,882
Loans held-for-sale	4,822	5,456	365	1,203	5,187	6,659
Commercial letters of credit	1,486	1,725	156	390	1,642	2,115
Bankers' acceptances	284	298	—	—	284	298
Other	311	317	—	—	311	317
Total	$571,747	$559,563	$368,561	$382,934	$940,308	$942,497

(1)
Total commercial utilized exposure includes loans of $6.3 billion and $5.1 billion and issued letters of credit with a notional amount of $303 million and $290 million accounted for under the fair value option at March 31, 2016 and December 31, 2015.

(2)	Total commercial unfunded exposure includes loan commitments accounted for under the fair value option with a notional amount of $9.3 billion and $10.6 billion at March 31, 2016 and December 31, 2015.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions of $13.0 billion and $14.3 billion at March 31, 2016 and December 31, 2015.

(5)	Includes credit risk exposure associated with operating leases of $5.5 billion and $6.0 billion at March 31, 2016 and December 31, 2015.

(6)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $44.0 billion and $41.9 billion at March 31, 2016 and December 31, 2015. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $22.0 billion and $23.3 billion which consists primarily of other marketable securities.

Table 45 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure increased $2.7 billion, or 17 percent, during the three months ended March 31, 2016 driven by downgrades primarily related to our energy exposure outpacing paydowns and upgrades. Approximately 76 percent and 78 percent of commercial utilized reservable criticized exposure was secured at March 31, 2016 and December 31, 2015.

Table 45
Commercial Utilized Reservable Criticized Exposure
	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$12,507	4.35%	$9,965	3.56%
Commercial real estate	478	0.80	513	0.87
Commercial lease financing	803	3.83	708	3.31
Non-U.S. commercial	4,021	4.06	3,944	4.04
	17,809	3.81	15,130	3.30
U.S. small business commercial	768	5.93	766	5.95
Total commercial utilized reservable criticized exposure	$18,577	3.87	$15,896	3.38

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $17.1 billion and $14.5 billion and commercial letters of credit of $1.5 billion and $1.4 billion at March 31, 2016 and December 31, 2015.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At March 31, 2016, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $7.9 billion, or three percent, during the three months ended March 31, 2016 due to growth across all of the commercial businesses. Energy exposure largely drove increases in reservable criticized balances of $2.5 billion, or 26 percent, and nonperforming loans and leases of $369 million, or 43 percent, during the three months ended March 31, 2016, as well as an increase in net charge-offs of $58 million for the three months ended March 31, 2016 compared to the same period in 2015.

Commercial Real Estate

Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent and 21 percent of the commercial real estate loans and leases portfolio at March 31, 2016 and December 31, 2015. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $861 million, or two percent, during the three months ended March 31, 2016 due to new originations primarily in major metropolitan markets.

For the three months ended March 31, 2016, we continued to see improvements in credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Nonperforming commercial real estate loans and foreclosed properties decreased $7 million, or six percent, and reservable criticized balances decreased $35 million, or seven percent, during the three months ended March 31, 2016. The decrease in reservable criticized balances was primarily due to loan resolutions and strong commercial real estate fundamentals. Net recoveries were $6 million for the three months ended March 31, 2016 compared to net charge-offs of $5 million for the same period in 2015.

Table 46 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 46
Outstanding Commercial Real Estate Loans
(Dollars in millions)	March 31 2016	December 31 2015
By Geographic Region
California	$13,173	$12,063
Northeast	10,323	10,292
Southwest	7,328	7,789
Southeast	5,751	6,066
Midwest	4,215	3,780
Florida	3,194	3,330
Illinois	3,113	2,536
Midsouth	2,500	2,435
Northwest	2,209	2,327
Non-U.S.	3,522	3,549
Other (1)	2,732	3,032
Total outstanding commercial real estate loans	$58,060	$57,199
By Property Type
Non-residential
Office	$15,618	$15,246
Shopping centers/retail	9,401	8,594
Multi-family rental	9,287	8,956
Hotels/motels	5,451	5,415
Industrial/warehouse	5,320	5,501
Multi-use	3,006	3,003
Unsecured	1,701	2,056
Land and land development	441	539
Other	5,788	5,791
Total non-residential	56,013	55,101
Residential	2,047	2,098
Total outstanding commercial real estate loans	$58,060	$57,199

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

Tables 47 and 48 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 46, 47 and 48 includes condominiums and other residential real estate. Other property types in Tables 46, 47 and 48 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants.

Table 47
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Non-residential
Office	$20	$14	$149	$110
Shopping centers/retail	9	12	120	183
Multi-family rental	19	18	61	69
Hotels/motels	17	18	45	16
Industrial/warehouse	5	6	10	16
Multi-use	13	15	39	42
Unsecured	1	1	4	4
Land and land development	2	2	3	3
Other	2	8	36	59
Total non-residential	88	94	467	502
Residential	13	14	11	11
Total commercial real estate	$101	$108	$478	$513

(1)	Includes commercial foreclosed properties of $10 million and $15 million at March 31, 2016 and December 31, 2015.

(2)	Includes loans, SBLCs and bankers' acceptances and excludes loans accounted for under the fair value option.

Table 48
Commercial Real Estate Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2016	2015	2016	2015
Non-residential
Office	$—	$4	—%	0.12%
Shopping centers/retail	1	—	0.02	—
Hotels/motels	1	5	0.10	0.58
Industrial/warehouse	2	(2)	0.13	(0.17)
Multi-use	(9)	(1)	(1.16)	(0.24)
Unsecured	(1)	(2)	(0.20)	(0.45)
Other	—	1	—	0.08
Total non-residential	(6)	5	(0.04)	0.04
Residential	—	—	—	—
Total commercial real estate	$(6)	$5	(0.04)	0.04

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At March 31, 2016, total committed non-residential exposure was $79.4 billion compared to $81.0 billion at December 31, 2015, of which $56.0 billion and $55.1 billion were funded loans. Non-residential nonperforming loans and foreclosed properties decreased $6 million, or six percent, to $88 million at March 31, 2016 compared to December 31, 2015 primarily due to decreases across most property types. The non-residential nonperforming loans and foreclosed properties represented 0.16 percent and 0.17 percent of total non-residential loans and foreclosed properties at March 31, 2016 and December 31, 2015. Non-residential utilized reservable criticized exposure decreased $35 million, or seven percent, to $467 million at March 31, 2016 compared to $502 million at December 31, 2015, which represented 0.81 percent and 0.89 percent of non-residential utilized reservable exposure. For the non-residential portfolio, net recoveries were $6 million for the three months ended March 31, 2016 compared to net charge-offs of $5 million for the same period in 2015.

At March 31, 2016, total committed residential exposure was $3.9 billion compared to $4.1 billion at December 31, 2015, of which $2.0 billion and $2.1 billion were funded secured loans. Residential nonperforming loans and foreclosed properties and residential utilized reservable criticized exposure remained relatively unchanged for the three months ended March 31, 2016. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 0.66 percent and 0.50 percent at March 31, 2016 compared to 0.66 percent and 0.52 percent at December 31, 2015.

At March 31, 2016 and December 31, 2015, the commercial real estate loan portfolio included $7.3 billion and $7.6 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $104 million and $108 million, and nonperforming construction and land development loans and foreclosed properties totaled $40 million and $44 million at March 31, 2016 and December 31, 2015. During a property's construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

At March 31, 2016, 77 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 23 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $1.3 billion during the three months ended March 31, 2016 primarily due to increased corporate demand. Net charge-offs increased $44 million to $42 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to higher energy sector related losses. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 87.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 46 percent and 45 percent of the U.S. small business commercial portfolio at March 31, 2016 and December 31, 2015. Net charge-offs decreased $10 million to $52 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily driven by portfolio improvement. Of the U.S. small business commercial net charge-offs, 89 percent were credit card-related products for the three months ended March 31, 2016 compared to 77 percent for the same period in 2015.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 49 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2016 and 2015. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2016, nonperforming commercial loans and leases increased $391 million to $1.6 billion primarily due to energy sector related exposure. Approximately 92 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 69 percent were contractually current. Commercial nonperforming loans were carried at approximately 85 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 49
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Nonperforming loans and leases, January 1	$1,212	$1,113
Additions to nonperforming loans and leases:
New nonperforming loans and leases	697	287
Advances	9	2
Reductions to nonperforming loans and leases:
Paydowns	(120)	(110)
Sales	(6)	(16)
Returns to performing status (3)	(47)	(24)
Charge-offs	(142)	(51)
Transfers to foreclosed properties (4)	—	(205)
Total net additions (reductions) to nonperforming loans and leases	391	(117)
Total nonperforming loans and leases, March 31	1,603	996
Foreclosed properties, January 1	15	67
Additions to foreclosed properties:
New foreclosed properties (4)	—	200
Reductions to foreclosed properties:
Sales	(5)	(2)
Write-downs	—	(1)
Total net additions (reductions) to foreclosed properties	(5)	197
Total foreclosed properties, March 31	10	264
Nonperforming commercial loans, leases and foreclosed properties, March 31	$1,613	$1,260
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.36%	0.25%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.36	0.32

(1)	Balances do not include nonperforming LHFS of $260 million and $334 million at March 31, 2016 and 2015.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 50 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 50
Commercial Troubled Debt Restructurings
	March 31, 2016			December 31, 2015
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,568	$532	$1,036	$1,225	$394	$831
Commercial real estate	113	30	83	118	27	91
Non-U.S. commercial	261	67	194	363	136	227
U.S. small business commercial	27	11	16	29	10	19
Total commercial troubled debt restructurings	$1,969	$640	$1,329	$1,735	$567	$1,168

Industry Concentrations

Table 51 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed credit exposure decreased $2.2 billion, during the three months ended March 31, 2016 to $940.3 billion. Decreases in commercial committed exposure were concentrated in diversified financials, food, beverage and tobacco, and banking, partially offset by higher exposure to healthcare equipment and services and capital goods.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The Management Risk Committee (MRC) oversees industry limit governance.

Diversified financials, our largest industry concentration with committed exposure of $124.7 billion, decreased $3.7 billion, or three percent, during the three months ended March 31, 2016. The decrease was primarily due to a reduction in bridge financing exposure.

Real estate, our second largest industry concentration with committed exposure of $87.4 billion, remained relatively unchanged during the three months ended March 31, 2016. Real estate construction and land development exposure represented 13 percent and 14 percent of the total real estate industry committed exposure at March 31, 2016 and December 31, 2015. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 78.

The significant decline in oil prices since June 2014 has impacted and may continue to impact the financial performance of energy producers as well as energy equipment and service providers within the energy sector. Our energy-related committed exposure decreased $317 million to $43.5 billion during the three months ended March 31, 2016 while our utilized exposure increased $592 million to $21.8 billion as drawdowns outpaced payment activity and net charge-offs. Within the higher risk sub-sectors of exploration and production and oil field services, total committed exposure declined $843 million to $17.3 billion, or 40 percent of total committed energy exposure, during the three months ended March 31, 2016. Total utilized exposure to these sub-sectors declined approximately $600 million to $7.7 billion during the three months ended March 31, 2016, and represents less than one percent of total loans and leases. Of the total utilized exposure to the higher risk sub-sectors, 56 percent was criticized at March 31, 2016. Energy sector net charge-offs increased $99 million to $102 million during the three months ended March 31, 2016 compared to the same period in 2015 and energy sector reservable criticized exposure increased $1.6 billion to $6.3 billion during the three months ended March 31, 2016 due to sustained low oil prices. The energy allowance for loan and lease losses increased $525 million to $1.0 billion during the three months ended March 31, 2016 primarily due to increased allowance coverage for the higher risk sub-sectors.

Our committed state and municipal exposure of $45.6 billion at March 31, 2016 consisted of $38.2 billion of commercial utilized exposure (including $19.6 billion of funded loans, $6.7 billion of SBLCs and $4.2 billion of derivative assets) and $7.4 billion of unfunded commercial exposure (primarily unfunded loan commitments) and is reported in the government and public education industry in Table 51. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated such that exposure levels are maintained in compliance with established concentration guidelines.

Table 51
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Diversified financials	$77,650	$79,496	$124,704	$128,436
Real estate (3)	62,867	61,759	87,438	87,650
Retailing	39,392	37,675	63,687	63,975
Capital goods	33,571	30,790	63,036	58,583
Healthcare equipment and services	37,555	35,134	62,650	57,901
Government and public education	46,030	44,835	54,303	53,133
Banking	44,939	45,952	51,163	53,825
Materials	23,511	24,012	45,321	46,013
Energy	21,849	21,257	43,494	43,811
Food, beverage and tobacco	19,561	18,316	39,535	43,164
Consumer services	25,381	24,084	39,232	37,058
Commercial services and supplies	21,643	19,552	33,761	32,045
Utilities	12,372	11,396	28,864	27,849
Transportation	19,753	19,369	27,355	27,371
Media	12,852	12,833	25,759	24,194
Technology hardware and equipment	6,362	6,337	23,777	24,734
Individuals and trusts	16,152	17,992	21,134	23,176
Pharmaceuticals and biotechnology	6,067	6,302	17,607	16,472
Software and services	8,256	6,617	16,882	18,362
Automobiles and components	4,952	4,804	11,317	11,329
Telecommunication services	5,038	4,717	11,290	10,645
Consumer durables and apparel	6,289	6,053	11,033	11,165
Insurance, including monolines	4,941	5,095	10,592	10,728
Food and staples retailing	4,504	4,351	9,330	9,439
Religious and social organizations	4,440	4,526	6,073	5,929
Other	5,820	6,309	10,971	15,510
Total commercial credit exposure by industry	$571,747	$559,563	$940,308	$942,497
Net credit default protection purchased on total commitments (4)			$(7,078)	$(6,677)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions of $13.0 billion and $14.3 billion at March 31, 2016 and December 31, 2015.

(3)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers' or counterparties' primary business activity using operating cash flows and primary source of repayment as key factors.

(4)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation on page 85.

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.

At March 31, 2016 and December 31, 2015, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $7.1 billion and $6.7 billion. We recorded net losses of $203 million for the three months ended March 31, 2016 compared to net losses of $71 million for the same period in 2015 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 59. For additional information, see Trading Risk Management on page 94.

Tables 52 and 53 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2016 and December 31, 2015.

Table 52
Net Credit Default Protection by Maturity
	March 31 2016	December 31 2015
Less than or equal to one year	40%	39%
Greater than one year and less than or equal to five years	58	59
Greater than five years	2	2
Total net credit default protection	100%	100%

Table 53
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	March 31, 2016		December 31, 2015
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
A	$(810)	11.4%	$(752)	11.3%
BBB	(3,272)	46.2	(3,030)	45.4
BB	(1,863)	26.3	(2,090)	31.3
B	(1,052)	14.9	(634)	9.5
CCC and below	(45)	0.6	(139)	2.1
NR (4)	(36)	0.6	(32)	0.4
Total net credit default protection	$(7,078)	100.0%	$(6,677)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	NR is comprised of index positions held and any names that have not been rated.

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

Table 54
Credit Derivatives
	March 31, 2016		December 31, 2015
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$944,118	$4,379	$928,300	$3,677
Total return swaps/other	35,014	911	26,427	1,596
Total purchased credit derivatives	$979,132	$5,290	$954,727	$5,273
Written credit derivatives:
Credit default swaps	$931,652	n/a	$924,143	n/a
Total return swaps/other	54,129	n/a	39,658	n/a
Total written credit derivatives	$985,781	n/a	$963,801	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 55. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.

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

Table 55
Credit Valuation Gains and Losses
Gains (Losses)	Three Months Ended March 31
	2016			2015
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$(209)	$261	$52	$8	$116	$124

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

Table 56 presents our 20 largest non-U.S. country exposures at March 31, 2016. These exposures accounted for 86 percent and 85 percent of our total non-U.S. exposure at March 31, 2016 and December 31, 2015. Net country exposure for these 20 countries increased $2.7 billion from December 31, 2015 primarily driven by increases in France and Canada, partially offset by reductions in the United Kingdom and Netherlands. On a product basis, the increase was driven by higher securities in France and Canada and higher funded loans and loan equivalents in Germany and Japan. These increases were partially offset by reductions in unfunded commitments across multiple countries.

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

Table 56
Top 20 Non-U.S. Countries Exposure
(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2016	Hedges and Credit Default Protection	Net Country Exposure at March 31 2016	Increase (Decrease) from December 31 2015
United Kingdom	$30,687	$14,715	$7,171	$4,020	$56,593	$(5,126)	$51,467	$(1,779)
Canada	5,917	6,720	2,159	3,054	17,850	(1,126)	16,724	1,992
Brazil	9,669	404	1,003	4,349	15,425	(213)	15,212	(438)
Japan	14,259	570	1,842	1,175	17,846	(3,207)	14,639	275
Germany	9,252	5,344	2,597	2,760	19,953	(5,769)	14,184	780
France	3,171	4,536	2,106	5,807	15,620	(4,869)	10,751	2,065
India	6,688	245	471	3,588	10,992	(253)	10,739	385
Australia	5,216	2,184	1,020	2,096	10,516	(309)	10,207	662
China	7,906	616	1,049	1,093	10,664	(627)	10,037	(437)
Hong Kong	5,828	255	871	577	7,531	(21)	7,510	(79)
South Korea	4,281	757	939	1,837	7,814	(628)	7,186	328
Netherlands	3,403	2,797	789	1,423	8,412	(1,697)	6,715	(919)
Switzerland	3,293	2,969	412	705	7,379	(1,425)	5,954	(309)
Mexico	3,283	1,102	246	1,061	5,692	(258)	5,434	380
Italy	3,470	967	875	976	6,288	(1,231)	5,057	(251)
Singapore	1,955	216	632	1,726	4,529	(36)	4,493	(236)
Turkey	3,297	117	83	31	3,528	(260)	3,268	128
United Arab Emirates	2,001	204	1,039	43	3,287	(64)	3,223	197
Israel	172	2,499	91	237	2,999	—	2,999	249
Spain	1,589	532	275	1,091	3,487	(766)	2,721	(342)
Total top 20 non-U.S. countries exposure	$125,337	$47,749	$25,670	$37,649	$236,405	$(27,885)	$208,520	$2,651

Weakening of commodity prices, signs of slowing growth in China and a recession in Brazil are driving risk aversion in emerging markets. At March 31, 2016, net exposure to China decreased $437 million from December 31, 2015 to $10.0 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks. Net exposure to Brazil was $15.2 billion, concentrated in sovereign securities, oil and gas companies and commercial banks.

Certain European countries, including Italy, Spain, Greece and Portugal, have experienced varying degrees of financial stress in recent years. While market conditions have improved in Europe, policymakers continue to address fundamental challenges of competitiveness, growth, deflation and high unemployment. A return of political stress or financial instability in these countries could disrupt financial markets and have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Net exposure at March 31, 2016 to Italy and Spain was $5.1 billion and $2.7 billion as presented in Table 56. Net exposure at March 31, 2016 to Greece and Portugal was $257 million and $82 million, respectively. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Provision for Credit Losses

The provision for credit losses increased $232 million to $997 million for the three months ended March 31, 2016 compared to the same period in 2015. For the remainder of 2016, we currently expect that provision expense should approximate net charge-offs.

The provision for credit losses for the consumer portfolio decreased $217 million to $402 million for the three months ended March 31, 2016 compared to the same period in 2015. The consumer provision for credit losses decreased due to continued improvement in portfolio trends. Included in the provision is a benefit of $77 million related to the PCI loan portfolio for the three months ended March 31, 2016 compared to a benefit of $50 million for the same period in 2015.

The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $449 million to $595 million for the three months ended March 31, 2016 compared to the same period in 2015 driven by an increase in energy sector reserves primarily due to increased allowance coverage for the higher risk sub-sectors. The significant decline in oil prices since June 2014 has impacted and may continue to impact the financial performance of energy producers as well as energy equipment and service providers within the energy sector with the magnitude of the impact over time depending on the level and duration of future oil prices.

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

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of March 31, 2016, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios compared to December 31, 2015.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data, including external default data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. As of March 31, 2016, the allowance increased for the U.S. commercial and non-

U.S. commercial portfolios and decreased for the commercial real estate and commercial leasing portfolios compared to December 31, 2015.

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

During the three months ended March 31, 2016, the factors that impacted the allowance for loan and lease losses included overall improvements in the credit quality of the portfolios driven by continuing improvements in the U.S. economy and labor markets, continuing proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs has impacted the amount of reserve needed in certain portfolios. Evidencing the improvements in the U.S. economy and labor markets are modest growth in consumer spending, improvements in unemployment levels, increases in home prices and a decrease in the absolute level and our share of national consumer bankruptcy filings. In addition to these improvements, in the consumer portfolio, loan sales, returns to performing status, paydowns and charge-offs continued to outpace new nonaccrual loans. Also affecting the allowance for loan and lease losses in the commercial portfolio were sustained low oil prices during the quarter which impacted the financial performance of energy clients and contributed to an increase in reservable criticized balances.

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

The allowance for loan and lease losses for the consumer portfolio, as presented in Table 58, was $6.8 billion at March 31, 2016, a decrease of $627 million from December 31, 2015. The decrease was primarily in the home equity, residential mortgage and credit card portfolios. Reductions in the residential mortgage and home equity portfolios were due to improved home prices, lower delinquencies and a decrease in consumer loan balances, as well as write-offs in our PCI loan portfolio.

The decrease in the allowance related to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking was primarily due to improvement in delinquencies and more generally in unemployment levels. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $1.4 billion at March 31, 2016 from $1.6 billion (to 1.68 percent from 1.76 percent of outstanding U.S. credit card loans) at December 31, 2015, and accruing loans 90 days or more past due decreased to $743 million at March 31, 2016 from $789 million (to 0.86 percent from 0.88 percent of outstanding U.S. credit card loans) at December 31, 2015. See Tables 28, 29, 36 and 38 for additional details on key credit statistics for the credit card and other unsecured consumer lending portfolios.

The allowance for loan and lease losses for the commercial portfolio, as presented in Table 58, was $5.3 billion at March 31, 2016, an increase of $462 million from December 31, 2015 with the increase driven by increased allowance coverage for the higher risk energy sub-sectors as a result of sustained low oil prices during the quarter. Commercial utilized reservable criticized exposure increased to $18.6 billion at March 31, 2016 from $15.9 billion (to 3.87 percent from 3.38 percent of total commercial utilized reservable exposure) at December 31, 2015, largely due to downgrades in the energy portfolio. Nonperforming commercial loans increased to $1.6 billion at March 31, 2016 from $1.2 billion (to 0.36 percent from 0.28 percent of outstanding commercial loans excluding loans accounted for under the fair value option) at December 31, 2015 with the increase primarily in the energy sector. Commercial loans and leases outstanding increased to $451.8 billion at March 31, 2016 from $440.8 billion at December 31, 2015. See Tables 42, 43 and 45 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.35 percent at March 31, 2016 compared to 1.37 percent at December 31, 2015. The decrease in the ratio was primarily due to improved credit quality in the consumer portfolios driven by improved economic conditions and write-offs in the PCI loan portfolio. The March 31, 2016 and December 31, 2015 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.31 percent at both March 31, 2016 and December 31, 2015.

Table 57 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three months ended March 31, 2016 and 2015.

Table 57
Allowance for Credit Losses
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Allowance for loan and lease losses, January 1	$12,234	$14,419
Loans and leases charged off
Residential mortgage	(185)	(300)
Home equity	(193)	(252)
U.S. credit card	(693)	(729)
Non-U.S. credit card	(61)	(70)
Direct/Indirect consumer	(101)	(106)
Other consumer	(57)	(59)
Total consumer charge-offs	(1,290)	(1,516)
U.S. commercial (1)	(158)	(109)
Commercial real estate	(5)	(13)
Commercial lease financing	—	(7)
Non-U.S. commercial	(43)	—
Total commercial charge-offs	(206)	(129)
Total loans and leases charged off	(1,496)	(1,645)
Recoveries of loans and leases previously charged off
Residential mortgage	94	103
Home equity	81	80
U.S. credit card	106	108
Non-U.S. credit card	16	26
Direct/Indirect consumer	67	72
Other consumer	9	10
Total consumer recoveries	373	399
U.S. commercial (2)	41	40
Commercial real estate	11	8
Commercial lease financing	2	2
Non-U.S. commercial	1	2
Total commercial recoveries	55	52
Total recoveries of loans and leases previously charged off	428	451
Net charge-offs	(1,068)	(1,194)
Write-offs of PCI loans	(105)	(288)
Provision for loan and lease losses	1,016	756
Other (3)	(8)	(17)
Allowance for loan and lease losses, March 31	12,069	13,676
Reserve for unfunded lending commitments, January 1	646	528
Provision for unfunded lending commitments	(19)	9
Reserve for unfunded lending commitments, March 31	627	537
Allowance for credit losses, March 31	$12,696	$14,213

(1)	Includes U.S. small business commercial charge-offs of $62 million and $78 million for the three months ended March 31, 2016 and 2015.

(2)	Includes U.S. small business commercial recoveries of $10 million and $16 million for the three months ended March 31, 2016 and 2015.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

Table 57
Allowance for Credit Losses (continued)
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Loan and allowance ratios:
Loans and leases outstanding at March 31 (4)	$892,901	$864,284
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	1.35%	1.58%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (5)	1.51	1.94
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (6)	1.19	1.15
Average loans and leases outstanding (4)	$885,655	$858,312
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 7)	0.48%	0.56%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (4)	0.53	0.70
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 8)	136	122
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs (7)	2.81	2.82
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs and PCI write-offs	2.56	2.28
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (9)	$4,138	$5,492
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4, 9)	90%	73%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (10)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	1.31%	1.46%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (5)	1.42	1.74
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.49	0.58
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 8)	129	110
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	2.67	2.55

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.2 billion and $8.5 billion at March 31, 2016 and 2015. Average loans accounted for under the fair value option were $7.3 billion and $8.9 billion for the three months ended March 31, 2016 and 2015.

(5)	Excludes consumer loans accounted for under the fair value option of $1.9 billion and $2.1 billion at March 31, 2016 and 2015.

(6)	Excludes commercial loans accounted for under the fair value option of $6.3 billion and $6.4 billion at March 31, 2016 and 2015.

(7)
Net charge-offs exclude $105 million and $288 million of write-offs in the PCI loan portfolio for the three months ended March 31, 2016 and 2015. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 70.

(8)	For more information on our definition of nonperforming loans, see pages 73 and 82.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(10)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. Table 58 presents our allocation by product type.

Table 58
Allocation of the Allowance for Credit Losses by Product Type
	March 31, 2016			December 31, 2015
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$1,312	10.87%	0.71%	$1,500	12.26%	0.80%
Home equity	2,144	17.76	2.91	2,414	19.73	3.18
U.S. credit card	2,800	23.20	3.24	2,927	23.93	3.27
Non-U.S. credit card	253	2.10	2.54	274	2.24	2.75
Direct/Indirect consumer	200	1.66	0.22	223	1.82	0.25
Other consumer	49	0.40	2.24	47	0.38	2.27
Total consumer	6,758	55.99	1.51	7,385	60.36	1.63
U.S. commercial (2)	3,423	28.36	1.25	2,964	24.23	1.12
Commercial real estate	924	7.66	1.59	967	7.90	1.69
Commercial lease financing	133	1.10	0.63	164	1.34	0.60
Non-U.S. commercial	831	6.89	0.89	754	6.17	0.82
Total commercial (3)	5,311	44.01	1.19	4,849	39.64	1.11
Allowance for loan and lease losses (4)	12,069	100.00%	1.35	12,234	100.00%	1.37
Reserve for unfunded lending commitments	627			646
Allowance for credit losses	$12,696			$12,880

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.6 billion and $1.6 billion and home equity loans of $348 million and $250 million at March 31, 2016 and December 31, 2015. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.6 billion and $2.3 billion and non-U.S. commercial loans of $3.7 billion and $2.8 billion at March 31, 2016 and December 31, 2015.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $480 million and $507 million at March 31, 2016 and December 31, 2015.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $285 million and $217 million at March 31, 2016 and December 31, 2015.

(4)	Includes $622 million and $804 million of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at March 31, 2016 and December 31, 2015.

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

The reserve for unfunded lending commitments was $627 million at March 31, 2016, a decrease of $19 million from December 31, 2015 with the decrease attributable primarily to lower unfunded commitments.

Market Risk Management

Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on the results of the Corporation. For additional information, see Interest Rate Risk Management for Non-trading Activities on page 99.

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
For more information on the fair value of certain financial assets and liabilities, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. For more information on our market risk management process, see page 92 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

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

VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A relatively minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our ICAAP. For more information regarding ICAAP, see Capital Management on page 45.

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

Table 59 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where the Corporation is able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that we choose to exclude with prior regulatory approval. In addition, Table 59 presents our fair value option portfolio, which includes the funded and unfunded exposures for which we elect the fair value option and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents the Corporation's total market-based portfolio VaR. Additionally, market risk VaR for trading activities as presented in Table 59 differs from VaR used for regulatory capital calculations due to the holding period being used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.

The total market-based portfolio VaR results in Table 59 include market risk from all business segments to which the Corporation is exposed, excluding CVA and DVA. The majority of this portfolio is within the Global Markets segment.

Table 59 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015 using a 99 percent confidence level.

Table 59
Market Risk VaR for Trading Activities

	Three Months Ended
	March 31, 2016				December 31, 2015				March 31, 2015
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$10	$11	$16	$7	$10	$11	$42	$5	$10	$10	$17	$6
Interest rate	18	23	30	16	17	20	33	14	32	30	42	22
Credit	31	31	35	27	32	30	39	27	44	41	46	37
Equity	15	19	27	13	18	21	29	14	10	13	22	9
Commodity	5	5	7	3	4	4	6	3	6	6	8	5
Portfolio diversification	(44)	(50)	—	—	(36)	(46)	—	—	(40)	(46)	—	—
Total covered positions trading portfolio	35	39	50	29	45	40	55	26	62	54	66	40
Impact from less liquid exposures	5	3	—	—	3	4	—	—	9	8	—	—
Total market-based trading portfolio	40	42	58	34	48	44	57	31	71	62	74	52
Fair value option loans	28	35	40	28	35	30	35	23	28	31	36	26
Fair value option hedges	15	18	22	14	17	16	18	14	14	17	22	11
Fair value option portfolio diversification	(31)	(38)	—	—	(35)	(32)	—	—	(27)	(31)	—	—
Total fair value option portfolio	12	15	20	11	17	14	17	11	15	17	19	15
Portfolio diversification	(4)	(7)	—	—	(4)	(5)	—	—	(8)	(8)	—	—
Total market-based portfolio	$48	$50	$69	$40	$61	$53	$66	$41	$78	$71	$85	$60

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to reduced exposure to the credit and interest rate markets. Our average total market-based trading portfolio VaR for the three months ended March 31, 2016 is the lowest since the merger between Bank of America and Merrill Lynch & Co., Inc. in 2008.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data in Table 59.

Additional VaR statistics produced within the Corporation's single VaR model are provided in Table 60 at the same level of detail as in Table 59. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 60 presents average trading VaR statistics for 99 percent and 95 percent confidence levels for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015.

Table 60
Average Market Risk VaR for Trading Activities – 99 Percent and 95 Percent VaR Statistics
	Three Months Ended
	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$11	$6	$11	$6	$10	$6
Interest rate	23	14	20	12	30	20
Credit	31	18	30	18	41	22
Equity	19	12	21	11	13	7
Commodity	5	2	4	2	6	4
Portfolio diversification	(50)	(31)	(46)	(29)	(46)	(31)
Total covered positions trading portfolio	39	21	40	20	54	28
Impact from less liquid exposures	3	2	4	2	8	2
Total market-based trading portfolio	42	23	44	22	62	30
Fair value option loans	35	19	30	16	31	18
Fair value option hedges	18	11	16	10	17	11
Fair value option portfolio diversification	(38)	(21)	(32)	(18)	(31)	(19)
Total fair value option portfolio	15	9	14	8	17	10
Portfolio diversification	(7)	(5)	(5)	(4)	(8)	(7)
Total market-based portfolio	$50	$27	$53	$26	$71	$33

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

During the three months ended March 31, 2016, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period. The backtesting results for our total market-based portfolio VaR differ from the backtesting results used for regulatory capital calculations.

Total Trading-related Revenue

Total trading-related revenue, excluding brokerage fees, and CVA and DVA related revenue, represent the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenue by business are monitored and the primary drivers of these are reviewed.

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2016 compared to the three months ended December 31, 2015. During the three months ended March 31, 2016, positive trading-related revenue was recorded for 98 percent of the trading days, of which 75 percent were daily trading gains of over $25 million and the largest loss was $14 million. This compares to the three months ended December 31, 2015, where positive trading-related revenue was recorded for 98 percent of the trading days, of which 68 percent were daily trading gains of over $25 million and the largest loss was $22 million.

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

Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 44.

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

Table 61 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2016 and December 31, 2015.

Table 61
Forward Rates
	March 31, 2016			December 31, 2015
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.50%	0.63%	1.64%	0.50%	0.61%	2.19%
12-month forward rates	0.75	0.86	1.81	1.00	1.22	2.39

Table 62 shows the pretax dollar impact to forecasted net interest income over the next 12 months from March 31, 2016 and December 31, 2015, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they are meaningful in the context of the current rate environment. For more information on net interest income excluding the impact of trading-related activities, see page 17.

In the three months ended March 31, 2016, the asset sensitivity of our balance sheet increased due to lower long-end and short-end interest rates with approximately 40 percent of the estimated $6 billion increase in net interest income coming from short-end rate increases and the remainder from long-end rate increases, split equally between market-related adjustments and reinvestment at higher rates. We continue to be asset sensitive to a parallel move in interest rates with the majority of that benefit coming from the long end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the transition provisions of Basel 3, see Capital Management – Regulatory Capital on page 46.

Table 62
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	March 31 2016	December 31 2015
Parallel shifts
+100 bps instantaneous shift	+100	+100	$5,958	$4,306
-50 bps instantaneous shift	-50	-50	(4,749)	(3,903)
Flatteners
Short-end instantaneous change	+100	—	2,643	2,417
Long-end instantaneous change	—	-50	(2,362)	(2,212)
Steepeners
Short-end instantaneous change	-50	—	(2,352)	(1,671)
Long-end instantaneous change	—	+100	3,391	1,919

The sensitivity analysis in Table 62 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 62 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the Corporation's benefit in those scenarios.

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

Changes to the composition of our derivatives portfolio during the three months ended March 31, 2016 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 63 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at March 31, 2016 and December 31, 2015. These amounts do not include derivative hedges on our MSRs.

Table 63
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			March 31, 2016
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$8,729								5.23
Notional amount		$113,825	$12,811	$21,453	$21,850	$9,783	$7,015	$40,913
Weighted-average fixed-rate		3.13%	3.41%	3.64%	3.20%	2.37%	2.13%	3.08%
Pay-fixed interest rate swaps (1)	(343)								4.86
Notional amount		$13,946	$417	$1,527	$5,668	$600	$50	$5,684
Weighted-average fixed-rate		1.71%	2.13%	1.84%	1.41%	1.59%	3.68%	1.94%
Same-currency basis swaps (2)	(36)
Notional amount		$69,773	$10,143	$20,930	$11,028	$6,791	$1,180	$19,701
Foreign exchange basis swaps (1, 3, 4)	(3,417)
Notional amount		141,452	18,912	28,098	19,170	11,778	10,855	52,639
Option products (5)	9
Notional amount (6)		883	868	—	—	—	—	15
Foreign exchange contracts (1, 4, 7)	1,038
Notional amount (6)		(30,380)	(41,927)	5,624	(2,136)	2,173	23	5,863
Futures and forward rate contracts	16
Notional amount (6)		300	300	—	—	—	—	—
Net ALM contracts	$5,996

			December 31, 2015
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2016	2017	2018	2019	2020	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$6,291								4.98
Notional amount		$114,354	$15,339	$21,453	$21,850	$9,783	$7,015	$38,914
Weighted-average fixed-rate		3.12%	3.12%	3.64%	3.20%	2.37%	2.13%	3.16%
Pay-fixed interest rate swaps (1)	(81)								3.98
Notional amount		$12,131	$1,025	$1,527	$5,668	$600	$51	$3,260
Weighted-average fixed-rate		1.70%	1.65%	1.84%	1.41%	1.59%	3.64%	2.15%
Same-currency basis swaps (2)	(70)
Notional amount		$75,224	$15,692	$20,833	$11,026	$6,786	$1,180	$19,707
Foreign exchange basis swaps (1, 3, 4)	(3,968)
Notional amount		144,446	25,762	27,441	19,319	12,226	10,572	49,126
Option products (5)	57
Notional amount (6)		752	737	—	—	—	—	15
Foreign exchange contracts (1, 4, 7)	2,345
Notional amount (6)		(25,405)	(36,504)	5,380	(2,228)	2,123	52	5,772
Futures and forward rate contracts	(5)
Notional amount (6)		200	200	—	—	—	—	—
Net ALM contracts	$4,569

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At March 31, 2016 and December 31, 2015, the notional amount of same-currency basis swaps included $69.8 billion and $75.2 billion in both foreign currency and U.S. Dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation, that substantially offset the fair values of these derivatives.

(5)
The notional amount of option products of $883 million at March 31, 2016 was comprised of $868 million in foreign exchange options and $15 million in purchased caps/floors. Option products of $752 million at December 31, 2015 were comprised of $737 million in foreign exchange options and $15 million in purchased caps/floors.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(7)
The notional amount of foreign exchange contracts of $(30.4) billion at March 31, 2016 was comprised of $21.9 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(46.1) billion in net foreign currency forward rate contracts, $(7.6) billion in foreign currency-denominated pay-fixed swaps and $1.4 billion in net foreign currency futures contracts. Foreign exchange contracts of $(25.4) billion at December 31, 2015 were comprised of $21.3 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(40.3) billion in net foreign currency forward rate contracts, $(7.6) billion in foreign currency-denominated pay-fixed swaps and $1.2 billion in foreign currency futures contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $1.7 billion, on a pretax basis, at both March 31, 2016 and December 31, 2015. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at March 31, 2016, the pretax net losses are expected to be reclassified into earnings as follows: $586 million, or 35 percent within the next year, 36 percent in years two through five, and 19 percent in years six through ten, with the remaining 10 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. Dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at March 31, 2016.

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

Interest rate and certain market risks of IRLCs and residential mortgage LHFS are economically hedged in combination with MSRs. To hedge these combined assets, we use certain derivatives such as interest rate options, interest rate swaps, forward sale commitments, eurodollar and U.S. Treasury futures, and mortgage TBAs, as well as other securities including agency MBS, principal-only and interest-only MBS and U.S. Treasury securities. For the three months ended March 31, 2016, we recorded gains in mortgage banking income of $131 million related to the change in fair value of the derivative contracts and other securities used to hedge the market risks of the MSRs, IRLCs and LHFS, net of gains and losses due to changes in fair value of these hedged items, compared to gains of $108 million for the same period in 2015. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Banking on page 22.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.

The more judgmental estimates impacting results for the three months ended March 31, 2016 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

For additional information, see Complex Accounting Estimates on page 100 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We classify the fair values of financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option to the Consolidated Financial Statements, and Complex Accounting Estimates on page 100 of the MD&A of the Corporation's 2015 Annual Report on Form 10-K.

Level 3 Assets and Liabilities

Financial assets and liabilities where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include certain loans, MBS, ABS, collateralized debt obligations, CLOs and structured liabilities, highly structured, complex or long-dated derivative contracts and consumer MSRs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.

Table 64
Recurring Level 3 Asset and Liability Summary
	March 31, 2016			December 31, 2015
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$5,557	31.12%	0.25%	$5,634	31.13%	0.26%
Derivative assets	5,459	30.57	0.25	5,134	28.37	0.24
AFS debt securities	1,451	8.12	0.07	1,432	7.91	0.07
Loans and leases	1,697	9.50	0.08	1,620	8.95	0.08
Mortgage servicing rights	2,631	14.73	0.12	3,087	17.06	0.14
All other Level 3 assets at fair value	1,064	5.96	0.05	1,191	6.58	0.05
Total Level 3 assets at fair value (1)	$17,859	100.00%	0.82%	$18,098	100.00%	0.84%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$5,774	72.45%	0.30%	$5,575	74.50%	0.30%
Long-term debt	1,814	22.76	0.09	1,513	20.22	0.08
All other Level 3 liabilities at fair value	382	4.79	0.02	395	5.28	0.02
Total Level 3 liabilities at fair value (1)	$7,970	100.00%	0.41%	$7,483	100.00%	0.40%

(1)	Level 3 total assets and liabilities are shown before the impact of cash collateral and counterparty netting related to derivative positions.

Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during the three months ended March 31, 2016, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

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
Matched Book – Repurchase and resale agreements or securities borrowed and loaned transactions where the overall asset and liability position is similar in size and/or maturity. Generally, these are entered into to accommodate customers where the Corporation earns the interest rate spread.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 94 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation's disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended March 31
(Dollars in millions, except per share information)	2016	2015
Interest income
Loans and leases	$8,260	$7,996
Debt securities	1,204	1,887
Federal funds sold and securities borrowed or purchased under agreements to resell	276	231
Trading account assets	1,179	1,083
Other interest income	776	726
Total interest income	11,695	11,923

Interest expense
Deposits	225	220
Short-term borrowings	614	585
Trading account liabilities	292	394
Long-term debt	1,393	1,313
Total interest expense	2,524	2,512
Net interest income	9,171	9,411

Noninterest income
Card income	1,430	1,394
Service charges	1,837	1,764
Investment and brokerage services	3,182	3,378
Investment banking income	1,153	1,487
Trading account profits	1,662	2,247
Mortgage banking income	433	694
Gains on sales of debt securities	226	268
Other income	418	271
Total noninterest income	10,341	11,503
Total revenue, net of interest expense	19,512	20,914

Provision for credit losses	997	765

Noninterest expense
Personnel	8,852	9,614
Occupancy	1,028	1,027
Equipment	463	512
Marketing	419	440
Professional fees	425	421
Amortization of intangibles	187	213
Data processing	838	852
Telecommunications	173	171
Other general operating	2,431	2,577
Total noninterest expense	14,816	15,827
Income before income taxes	3,699	4,322
Income tax expense	1,019	1,225
Net income	$2,680	$3,097
Preferred stock dividends	457	382
Net income applicable to common shareholders	$2,223	$2,715

Per common share information
Earnings	$0.21	$0.26
Diluted earnings	0.21	0.25
Dividends paid	0.05	0.05
Average common shares issued and outstanding (in thousands)	10,339,731	10,518,790
Average diluted common shares issued and outstanding (in thousands)	11,100,067	11,266,511
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Net income	$2,680	$3,097
Other comprehensive income, net-of-tax:
Net change in debt and marketable equity securities	2,891	1,336
Net change in debit valuation adjustments	127	260
Net change in derivatives	24	43
Employee benefit plan adjustments	10	25
Net change in foreign currency translation adjustments	12	(51)
Other comprehensive income	3,064	1,613
Comprehensive income	$5,744	$4,710
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	March 31 2016	December 31 2015
Assets
Cash and due from banks	$27,781	$31,265
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	151,829	128,088
Cash and cash equivalents	179,610	159,353
Time deposits placed and other short-term investments	5,891	7,744
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $53,379 and $55,143 measured at fair value)	221,129	192,482
Trading account assets (includes $108,564 and $107,776 pledged as collateral)	178,987	176,527
Derivative assets	52,255	49,990
Debt securities:
Carried at fair value (includes $27,225 and $29,810 pledged as collateral)	302,333	322,380
Held-to-maturity, at cost (fair value – $99,075 and $84,046; $7,815 and $9,074 pledged as collateral)	97,978	84,625
Total debt securities	400,311	407,005
Loans and leases (includes $8,212 and $6,938 measured at fair value and $35,400 and $37,767 pledged as collateral)	901,113	896,983
Allowance for loan and lease losses	(12,069)	(12,234)
Loans and leases, net of allowance	889,044	884,749
Premises and equipment, net	9,358	9,485
Mortgage servicing rights (includes $2,631 and $3,087 measured at fair value)	2,631	3,087
Goodwill	69,761	69,761
Intangible assets	3,578	3,768
Loans held-for-sale (includes $3,303 and $4,818 measured at fair value)	6,192	7,453
Customer and other receivables	56,838	58,312
Other assets (includes $13,293 and $14,320 measured at fair value)	109,913	114,600
Total assets	$2,185,498	$2,144,316

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,876	$6,344
Loans and leases	62,045	72,946
Allowance for loan and lease losses	(1,152)	(1,320)
Loans and leases, net of allowance	60,893	71,626
Loans held-for-sale	278	284
All other assets	1,523	1,530
Total assets of consolidated variable interest entities	$68,570	$79,784
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	March 31 2016	December 31 2015
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$424,319	$422,237
Interest-bearing (includes $1,038 and $1,116 measured at fair value)	718,579	703,761
Deposits in non-U.S. offices:
Noninterest-bearing	11,230	9,916
Interest-bearing	63,133	61,345
Total deposits	1,217,261	1,197,259
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $24,369 and $24,574 measured at fair value)	188,960	174,291
Trading account liabilities	74,003	66,963
Derivative liabilities	41,063	38,450
Short-term borrowings (includes $1,482 and $1,325 measured at fair value)	30,881	28,098
Accrued expenses and other liabilities (includes $12,876 and $13,899 measured at fair value and $627 and $646 of reserve for unfunded lending commitments)	137,705	146,286
Long-term debt (includes $31,261 and $30,097 measured at fair value)	232,849	236,764
Total liabilities	1,922,722	1,888,111
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders' equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,851,790 and 3,767,790 shares	24,342	22,273
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,312,660,252 and 10,380,265,063 shares	150,774	151,042
Retained earnings	90,270	88,564
Accumulated other comprehensive income (loss)	(2,610)	(5,674)
Total shareholders' equity	262,776	256,205
Total liabilities and shareholders' equity	$2,185,498	$2,144,316

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$665	$681
Long-term debt (includes $10,137 and $11,304 of non-recourse debt)	10,857	14,073
All other liabilities (includes $12 and $20 of non-recourse liabilities)	17	21
Total liabilities of consolidated variable interest entities	$11,539	$14,775
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders' Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2014	$19,309	10,516,542	$153,458	$75,024	$(4,320)	$243,471
Cumulative adjustment for accounting change related to debit valuation adjustments				1,226	(1,226)	—
Net income				3,097		3,097
Net change in debt and marketable equity securities					1,336	1,336
Net change in debit valuation adjustments					260	260
Net change in derivatives					43	43
Employee benefit plan adjustments					25	25
Net change in foreign currency translation adjustments					(51)	(51)
Dividends paid:
Common				(527)		(527)
Preferred				(382)		(382)
Issuance of preferred stock	2,964					2,964
Common stock issued under employee plans and related tax effects		3,859	(48)			(48)
Balance, March 31, 2015	$22,273	10,520,401	$153,410	$78,438	$(3,933)	$250,188

Balance, December 31, 2015	$22,273	10,380,265	$151,042	$88,564	$(5,674)	$256,205
Net income				2,680		2,680
Net change in debt and marketable equity securities					2,891	2,891
Net change in debit valuation adjustments					127	127
Net change in derivatives					24	24
Employee benefit plan adjustments					10	10
Net change in foreign currency translation adjustments					12	12
Dividends paid:
Common				(517)		(517)
Preferred				(457)		(457)
Issuance of preferred stock	2,069					2,069
Common stock issued under employee plans and related tax effects		4,936	732			732
Common stock repurchased		(72,541)	(1,000)			(1,000)
Balance, March 31, 2016	$24,342	10,312,660	$150,774	$90,270	$(2,610)	$262,776
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Operating activities
Net income	$2,680	$3,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	997	765
Gains on sales of debt securities	(226)	(268)
Realized debit valuation adjustments on structured liabilities	7	335
Depreciation and amortization of premises and equipment	379	395
Amortization of intangibles	187	213
Net amortization of premium/discount on debt securities	1,802	978
Deferred income taxes	1,218	68
Stock-based compensation	831	14
Loans held-for-sale:
Originations and purchases	(5,728)	(10,587)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	6,675	10,975
Net change in:
Trading and derivative instruments	8,135	3,222
Other assets	2,361	12
Accrued expenses and other liabilities	(8,556)	(7,232)
Other operating activities, net	81	(1,742)
Net cash provided by operating activities	10,843	245
Investing activities
Net change in:
Time deposits placed and other short-term investments	1,853	92
Federal funds sold and securities borrowed or purchased under agreements to resell	(28,647)	(14,885)
Debt securities carried at fair value:
Proceeds from sales	19,651	30,021
Proceeds from paydowns and maturities	23,243	16,446
Purchases	(30,988)	(43,429)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	2,768	2,973
Purchases	(4,334)	(3,354)
Loans and leases:
Proceeds from sales	8,021	5,781
Purchases	(4,224)	(3,582)
Other changes in loans and leases, net	(9,309)	(3,482)
Other investing activities, net	592	(93)
Net cash used in investing activities	(21,374)	(13,512)
Financing activities
Net change in:
Deposits	20,002	34,232
Federal funds purchased and securities loaned or sold under agreements to repurchase	14,669	2,481
Short-term borrowings	2,783	2,098
Long-term debt:
Proceeds from issuance	6,260	9,254
Retirement of long-term debt	(14,404)	(11,678)
Proceeds from issuance of preferred stock	2,069	2,964
Common stock repurchased	(1,000)	—
Cash dividends paid	(974)	(846)
Excess tax benefits on share-based payments	5	16
Other financing activities, net	(28)	(9)
Net cash provided by financing activities	29,382	38,512
Effect of exchange rate changes on cash and cash equivalents	1,406	(1,291)
Net increase in cash and cash equivalents	20,257	23,954
Cash and cash equivalents at January 1	159,353	138,589
Cash and cash equivalents at March 31	$179,610	$162,543
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

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in other assets. Equity method investments are subject to impairment testing and the Corporation's proportionate share of income or loss is included in other income.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions.

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current period presentation.

Beginning in the first quarter of 2016, the Corporation classifies certain leases in other assets. Previously these leases were classified in loans and leases. Prior periods were reclassified to conform to current period presentation.

In the Consolidated Statement of Cash Flows for the three months ended March 31, 2015, as included herein, the Corporation made certain corrections related to non-cash activity which are not material to the Consolidated Financial Statements taken as a whole, do not impact the Consolidated Statement of Income or Consolidated Balance Sheet, and have no impact on the Corporation's cash and cash equivalents balance. Certain non-cash transactions involving the sale of loans and receipt of debt securities as proceeds were incorrectly classified between operating activities and investing activities. The corrections resulted in a $4.8 billion increase in net cash provided by operating activities, offset by a $4.8 billion increase in net cash used in investing activities when compared to the Consolidated Statement of Cash Flows in the Form 10-Q for the three months ended March 31, 2015.

For information on certain non-cash transactions, which are not reflected in the Consolidated Statement of Cash Flows, see Note 4 – Outstanding Loans and Leases and Note 6 – Securitizations and Other Variable Interest Entities.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance that simplifies certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective on January 1, 2017, with early adoption permitted. The Corporation does not expect the provisions of this new accounting guidance to have a material impact on its consolidated financial position or results of operations.

In February 2016, the FASB issued new accounting guidance that requires substantially all leases to be recorded as assets and liabilities on the balance sheet. This new accounting guidance is effective on January 1, 2019, with early adoption permitted. Upon adoption, the Corporation will record a right of use asset and a lease payment obligation associated with arrangements previously accounted for as operating leases. The Corporation is in the process of evaluating the impact of this new guidance on its consolidated financial position, but does not expect the guidance to have a material impact on its results of operations.

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

In February 2015, the FASB issued new accounting guidance that amends the criteria for determining whether limited partnerships and similar entities are VIEs, clarifies when a general partner or asset manager should consolidate an entity and eliminates the indefinite deferral of certain aspects of VIE accounting guidance for investments in certain investment funds. Money market funds registered under Rule 2a-7 of the Investment Company Act and similar funds are exempt from consolidation under the new guidance. This new accounting guidance was effective on January 1, 2016, and only affected the Corporation's disclosures. For additional disclosures under this new guidance, see Note 6 – Securitizations and Other Variable Interest Entities.

In August 2014, the FASB issued new accounting guidance that provides a measurement alternative for entities that consolidate a collateralized financing entity (CFE). The new guidance allows an entity to measure both the financial assets and financial liabilities of a CFE using the fair value of either the financial assets or financial liabilities, whichever is more observable. This alternative is available for CFEs where the financial assets and financial liabilities are carried at fair value and changes in fair value are reported in earnings. This new accounting guidance was effective on January 1, 2016, and did not have a material impact on the Corporation's consolidated financial position or results of operations. For additional disclosures under this new guidance, see Note 6 – Securitizations and Other Variable Interest Entities and Note 14 – Fair Value Measurements.

In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue from contracts with customers. This new accounting guidance, which does not apply to financial instruments, is effective on January 1, 2018. The Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

NOTE 2 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation's derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2016 and December 31, 2015. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	March 31, 2016
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$21,540.3	$573.5	$9.8	$583.3	$572.1	$0.7	$572.8
Futures and forwards	8,148.6	2.0	—	2.0	2.1	—	2.1
Written options	1,364.0	—	—	—	73.5	—	73.5
Purchased options	1,433.7	75.4	—	75.4	—	—	—
Foreign exchange contracts
Swaps	2,116.2	57.0	0.8	57.8	57.7	2.8	60.5
Spot, futures and forwards	4,496.6	56.9	0.8	57.7	60.9	0.9	61.8
Written options	500.4	—	—	—	10.1	—	10.1
Purchased options	464.1	9.9	—	9.9	—	—	—
Equity contracts
Swaps	186.5	4.0	—	4.0	4.5	—	4.5
Futures and forwards	71.4	2.2	—	2.2	1.1	—	1.1
Written options	406.1	—	—	—	23.2	—	23.2
Purchased options	375.1	25.4	—	25.4	—	—	—
Commodity contracts
Swaps	47.2	3.9	—	3.9	6.4	—	6.4
Futures and forwards	285.3	3.9	—	3.9	0.7	—	0.7
Written options	56.9	—	—	—	4.6	—	4.6
Purchased options	63.0	4.7	—	4.7	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	944.1	12.7	—	12.7	14.1	—	14.1
Total return swaps/other	35.0	0.3	—	0.3	2.0	—	2.0
Written credit derivatives:
Credit default swaps	931.7	14.4	—	14.4	11.5	—	11.5
Total return swaps/other	54.1	2.7	—	2.7	1.8	—	1.8
Gross derivative assets/liabilities		$848.9	$11.4	$860.3	$846.3	$4.4	$850.7
Less: Legally enforceable master netting agreements				(764.0)			(764.0)
Less: Cash collateral received/paid				(44.0)			(45.6)
Total derivative assets/liabilities				$52.3			$41.1

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2015
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$21,706.8	$439.6	$7.4	$447.0	$440.7	$1.2	$441.9
Futures and forwards	7,259.7	1.1	—	1.1	1.3	—	1.3
Written options	1,322.4	—	—	—	57.7	—	57.7
Purchased options	1,403.3	58.9	—	58.9	—	—	—
Foreign exchange contracts
Swaps	2,149.9	49.2	0.9	50.1	52.2	2.8	55.0
Spot, futures and forwards	4,104.4	46.0	1.2	47.2	45.8	0.3	46.1
Written options	467.2	—	—	—	10.6	—	10.6
Purchased options	439.9	10.2	—	10.2	—	—	—
Equity contracts
Swaps	201.2	3.3	—	3.3	3.8	—	3.8
Futures and forwards	74.0	2.1	—	2.1	1.2	—	1.2
Written options	352.8	—	—	—	21.1	—	21.1
Purchased options	325.4	23.8	—	23.8	—	—	—
Commodity contracts
Swaps	47.0	4.7	—	4.7	7.1	—	7.1
Futures and forwards	268.7	3.8	—	3.8	0.7	—	0.7
Written options	58.7	—	—	—	5.5	—	5.5
Purchased options	65.7	5.3	—	5.3	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	928.3	14.4	—	14.4	14.8	—	14.8
Total return swaps/other	26.4	0.2	—	0.2	1.9	—	1.9
Written credit derivatives:
Credit default swaps	924.1	15.3	—	15.3	13.1	—	13.1
Total return swaps/other	39.7	2.3	—	2.3	0.4	—	0.4
Gross derivative assets/liabilities		$680.2	$9.5	$689.7	$677.9	$4.3	$682.2
Less: Legally enforceable master netting agreements				(597.8)			(597.8)
Less: Cash collateral received/paid				(41.9)			(45.9)
Total derivative assets/liabilities				$50.0			$38.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.

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

Offsetting of Derivatives
	March 31, 2016		December 31, 2015
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$371.3	$357.8	$309.3	$297.2
Exchange-traded	0.1	—	—	—
Over-the-counter cleared	287.3	288.3	197.0	201.7
Foreign exchange contracts
Over-the-counter	120.6	127.3	103.2	107.5
Over-the-counter cleared	0.2	0.2	0.1	0.1
Equity contracts
Over-the-counter	17.3	14.3	16.6	14.0
Exchange-traded	11.7	10.6	10.0	9.2
Commodity contracts
Over-the-counter	6.1	7.5	7.3	8.9
Exchange-traded	2.7	2.6	2.9	2.9
Over-the-counter cleared	0.1	0.1	0.1	0.1
Credit derivatives
Over-the-counter	23.0	22.3	24.6	22.9
Over-the-counter cleared	6.1	6.2	6.5	6.4
Total gross derivative assets/liabilities, before netting
Over-the-counter	538.3	529.2	461.0	450.5
Exchange-traded	14.5	13.2	12.9	12.1
Over-the-counter cleared	293.7	294.8	203.7	208.3
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(503.4)	(503.7)	(426.6)	(425.7)
Exchange-traded	(11.2)	(11.2)	(9.8)	(9.8)
Over-the-counter cleared	(293.4)	(294.7)	(203.3)	(208.2)
Derivative assets/liabilities, after netting	38.5	27.6	37.9	27.2
Other gross derivative assets/liabilities	13.8	13.5	12.1	11.3
Total derivative assets/liabilities	52.3	41.1	50.0	38.5
Less: Financial instruments collateral (1)	(14.3)	(8.5)	(13.9)	(6.5)
Total net derivative assets/liabilities	$38.0	$32.6	$36.1	$32.0

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

Fair Value Hedges

The table below summarizes information related to fair value hedges for the three months ended March 31, 2016 and 2015, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated at that time. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges
Gains (Losses)	Three Months Ended March 31
	2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$2,661	$(2,854)	$(193)
Interest rate and foreign currency risk on long-term debt (1)	839	(846)	(7)
Interest rate risk on available-for-sale securities (2)	(151)	132	(19)
Price risk on commodity inventory (3)	2	(2)	—
Total	$3,351	$(3,570)	$(219)

	2015
Interest rate risk on long-term debt (1)	$1,096	$(1,292)	$(196)
Interest rate and foreign currency risk on long-term debt (1)	(1,644)	1,588	(56)
Interest rate risk on available-for-sale securities (2)	43	(45)	(2)
Price risk on commodity inventory (3)	11	(7)	4
Total	$(494)	$244	$(250)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2016 and 2015. Of the $1.1 billion net loss (after-tax) on derivatives in accumulated other comprehensive income (OCI) at March 31, 2016, $366 million (after-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. For terminated cash flow hedges, the time period over which substantially all of the forecasted transactions are hedged is approximately seven years, with a maximum length of time for certain forecasted transactions of 20 years.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended March 31
	2016
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$39	$(164)	$6
Price risk on restricted stock awards (2)	(198)	(34)	—
Total	$(159)	$(198)	$6
Net investment hedges
Foreign exchange risk	$(633)	$1	$(143)

	2015
Cash flow hedges
Interest rate risk on variable-rate portfolios	$24	$(255)	$(1)
Price risk on restricted stock awards (2)	(210)	(1)	—
Total	$(186)	$(256)	$(1)
Net investment hedges
Foreign exchange risk	$1,982	$—	$(98)

(1)	Amounts related to cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)	The hedge gain (loss) recognized in accumulated OCI is primarily related to the change in the Corporation's stock price for the period.

Other Risk Management Derivatives

Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2016 and 2015. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives
Gains (Losses)	Three Months Ended March 31
(Dollars in millions)	2016	2015
Interest rate risk on mortgage banking income (1)	$546	$296
Credit risk on loans (2)	(65)	(27)
Interest rate and foreign currency risk on ALM activities (3)	(884)	(319)
Price risk on restricted stock awards (4)	(741)	(470)
Other	26	13

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, IRLCs and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on IRLCs related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $151 million and $260 million for the three months ended March 31, 2016 and 2015.

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

Through March 31, 2016 and December 31, 2015, the Corporation transferred $7.8 billion and $7.9 billion of primarily non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust. The Corporation received gross cash proceeds of $7.8 billion and $7.9 billion at the transfer dates. At March 31, 2016 and December 31, 2015, the fair value of these securities was $7.6 billion and $7.2 billion. The Corporation simultaneously entered into derivatives with those counterparties whereby the Corporation retained certain economic exposures to those securities (e.g., interest rate and/or credit risk). A derivative asset of $29 million and $24 million and a liability of $40 million and $29 million were recorded at March 31, 2016 and December 31, 2015, and are included in credit derivatives in the derivative instruments table on page 118. The economic exposure retained by the Corporation is typically hedged with interest rate swaps and interest rate swaptions.

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

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation's sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2016 and 2015. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation and funding valuation adjustment (DVA/FVA) gains (losses). Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

The results for the three months ended March 31, 2015 were impacted by the early adoption of new accounting guidance on recognition and measurement of financial instruments. As such, amounts in the "Other" column exclude unrealized DVA resulting from changes in the Corporation's own credit spreads on liabilities accounted for under the fair value option. For more information on the new accounting guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Sales and Trading Revenue
	Three Months Ended March 31
	2016
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$496	$429	$52	$977
Foreign exchange risk	340	(1)	(36)	303
Equity risk	433	1	597	1,031
Credit risk	202	625	139	966
Other risk	121	(16)	15	120
Total sales and trading revenue	$1,592	$1,038	$767	$3,397

	2015
Interest rate risk	$515	$291	$(270)	$536
Foreign exchange risk	446	(2)	(31)	413
Equity risk	570	13	549	1,132
Credit risk	444	571	184	1,199
Other risk	156	(21)	26	161
Total sales and trading revenue	$2,131	$852	$458	$3,441

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $559 million and $567 million for the three months ended March 31, 2016 and 2015.

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

Credit Derivative Instruments
	March 31, 2016
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$27	$204	$1,012	$843	$2,086
Non-investment grade	545	2,586	2,382	3,889	9,402
Total	572	2,790	3,394	4,732	11,488
Total return swaps/other:
Investment grade	12	—	—	—	12
Non-investment grade	1,644	75	25	3	1,747
Total	1,656	75	25	3	1,759
Total credit derivatives	$2,228	$2,865	$3,419	$4,735	$13,247
Credit-related notes:
Investment grade	$324	$27	$577	$1,975	$2,903
Non-investment grade	93	75	106	1,169	1,443
Total credit-related notes	$417	$102	$683	$3,144	$4,346
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$153,421	$258,645	$171,041	$37,517	$620,624
Non-investment grade	86,272	137,244	63,801	23,711	311,028
Total	239,693	395,889	234,842	61,228	931,652
Total return swaps/other:
Investment grade	18,090	—	—	—	18,090
Non-investment grade	28,101	6,502	1,182	254	36,039
Total	46,191	6,502	1,182	254	54,129
Total credit derivatives	$285,884	$402,391	$236,024	$61,482	$985,781

	December 31, 2015
	Carrying Value
Credit default swaps:
Investment grade	$84	$481	$2,203	$680	$3,448
Non-investment grade	672	3,035	2,386	3,583	9,676
Total	756	3,516	4,589	4,263	13,124
Total return swaps/other:
Investment grade	5	—	—	—	5
Non-investment grade	171	236	8	2	417
Total	176	236	8	2	422
Total credit derivatives	$932	$3,752	$4,597	$4,265	$13,546
Credit-related notes:
Investment grade	$267	$57	$444	$2,203	$2,971
Non-investment grade	61	118	117	1,264	1,560
Total credit-related notes	$328	$175	$561	$3,467	$4,531
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$149,177	$280,658	$178,990	$26,352	$635,177
Non-investment grade	81,596	135,850	53,299	18,221	288,966
Total	230,773	416,508	232,289	44,573	924,143
Total return swaps/other:
Investment grade	9,758	—	—	—	9,758
Non-investment grade	20,917	6,989	1,371	623	29,900
Total	30,675	6,989	1,371	623	39,658
Total credit derivatives	$261,448	$423,497	$233,660	$45,196	$963,801

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

The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms were $7.1 billion and $713.4 billion at March 31, 2016, and $8.2 billion and $706.0 billion at December 31, 2015.

Credit-related notes in the table on page 126 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation's maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 118, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation's derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation's creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2016 and December 31, 2015, the Corporation held cash and securities collateral of $81.0 billion and $78.9 billion, and posted cash and securities collateral of $65.8 billion and $62.7 billion in the normal course of business under derivative agreements. This excludes cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.

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

At March 31, 2016, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $3.1 billion, including $2.0 billion for Bank of America, N.A. (BANA).

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2016, the current liability recorded for these derivative contracts was $125 million.

The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2016 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to Be Posted Upon Downgrade
	March 31, 2016
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$893	$1,981
Bank of America, N.A. and subsidiaries (1)	678	1,516

(1)	Included in Bank of America Corporation collateral requirements in this table.

The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at March 31, 2016 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade
	March 31, 2016
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$1,177	$3,554
Collateral posted	856	3,095

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

The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for the three months ended March 31, 2016 and 2015. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance.

Valuation Adjustments on Derivatives
Gains (Losses)	Three Months Ended March 31
	2016		2015
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$(209)	$52	$8	$124
Derivative assets (FVA) (2)	(55)	(55)	34	34
Derivative liabilities (DVA) (3)	306	184	23	(46)
Derivative liabilities (FVA) (2)	(1)	(1)	(28)	(28)

(1)	At March 31, 2016 and December 31, 2015, the cumulative CVA changed the derivative assets balance to $1.6 billion and $1.4 billion.

(2)	At March 31, 2016 and December 31, 2015, the cumulative FVA changed the net derivatives balances to $537 million and $481 million.

(3)	At March 31, 2016 and December 31, 2015, the cumulative DVA changed the derivative liabilities balance to $1.1 billion and $750 million.

NOTE 3 – Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and AFS marketable equity securities at March 31, 2016 and December 31, 2015.

Debt Securities and Available-for-Sale Marketable Equity Securities
	March 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$204,557	$3,257	$(78)	$207,736
Agency-collateralized mortgage obligations	10,294	277	(13)	10,558
Commercial	9,989	245	(1)	10,233
Non-agency residential (1)	2,104	202	(77)	2,229
Total mortgage-backed securities	226,944	3,981	(169)	230,756
U.S. Treasury and agency securities	21,732	484	—	22,216
Non-U.S. securities	6,059	26	(5)	6,080
Other taxable securities, substantially all asset-backed securities	10,526	53	(99)	10,480
Total taxable securities	265,261	4,544	(273)	269,532
Tax-exempt securities	14,551	72	(35)	14,588
Total available-for-sale debt securities	279,812	4,616	(308)	284,120
Other debt securities carried at fair value	18,378	87	(252)	18,213
Total debt securities carried at fair value (2)	298,190	4,703	(560)	302,333
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	97,978	1,244	(147)	99,075
Total debt securities	$396,168	$5,947	$(707)	$401,408
Available-for-sale marketable equity securities (3)	$326	$56	$(11)	$371

	December 31, 2015
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$229,847	$788	$(1,688)	$228,947
Agency-collateralized mortgage obligations	10,930	126	(71)	10,985
Commercial	7,176	50	(61)	7,165
Non-agency residential (1)	3,031	218	(70)	3,179
Total mortgage-backed securities	250,984	1,182	(1,890)	250,276
U.S. Treasury and agency securities	25,075	211	(9)	25,277
Non-U.S. securities	5,743	27	(3)	5,767
Other taxable securities, substantially all asset-backed securities	10,481	53	(89)	10,445
Total taxable securities	292,283	1,473	(1,991)	291,765
Tax-exempt securities	13,978	63	(33)	14,008
Total available-for-sale debt securities	306,261	1,536	(2,024)	305,773
Other debt securities carried at fair value	16,678	103	(174)	16,607
Total debt securities carried at fair value (2)	322,939	1,639	(2,198)	322,380
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	84,625	271	(850)	84,046
Total debt securities	$407,564	$1,910	$(3,048)	$406,426
Available-for-sale marketable equity securities (3)	$326	$99	$—	$425

(1)	At March 31, 2016 and December 31, 2015, the underlying collateral type included approximately 57 percent and 71 percent prime, 23 percent and 15 percent Alt-A, and 20 percent and 14 percent subprime.

(2)
The Corporation had debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders' equity, with an amortized cost of $144.1 billion and $53.7 billion, and a fair value of $146.4 billion and $54.6 billion at March 31, 2016. Debt securities from FNMA and FHLMC that exceeded 10 percent of shareholders' equity had an amortized cost of $146.2 billion and $53.4 billion, and a fair value of $145.5 billion and $53.2 billion at December 31, 2015.

(3)	Classified in other assets on the Consolidated Balance Sheet.

At March 31, 2016, the accumulated net unrealized gain on AFS debt securities included in accumulated OCI was $2.6 billion, net of the related income tax expense of $1.7 billion. At March 31, 2016 and December 31, 2015, the Corporation had nonperforming AFS debt securities of $131 million and $188 million.

The table below presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three months ended March 31, 2016, the Corporation recorded unrealized mark-to-market net losses of $95 million and realized net losses of $3 million, compared to unrealized mark-to-market net gains of $189 million and realized net gains of $4 million in the three months ended March 31, 2015. These amounts exclude hedge results.

Other Debt Securities Carried at Fair Value
(Dollars in millions)	March 31 2016	December 31 2015
Mortgage-backed securities:
Agency-collateralized mortgage obligations	$6	$7
Non-agency residential	3,323	3,490
Total mortgage-backed securities	3,329	3,497
Non-U.S. securities (1)	14,628	12,843
Other taxable securities, substantially all asset-backed securities	256	267
Total	$18,213	$16,607

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2016 and 2015 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Gross gains	$237	$275
Gross losses	(11)	(7)
Net gains on sales of AFS debt securities	$226	$268
Income tax expense attributable to realized net gains on sales of AFS debt securities	$86	$102

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2016 and December 31, 2015.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities
	March 31, 2016
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$1,435	$(5)	$10,087	$(73)	$11,522	$(78)
Agency-collateralized mortgage obligations	—	—	1,231	(13)	1,231	(13)
Commercial	339	(1)	—	—	339	(1)
Non-agency residential	386	(5)	318	(24)	704	(29)
Total mortgage-backed securities	2,160	(11)	11,636	(110)	13,796	(121)
Non-U.S. securities	58	(1)	147	(4)	205	(5)
Other taxable securities, substantially all asset-backed securities	5,600	(87)	838	(12)	6,438	(99)
Total taxable securities	7,818	(99)	12,621	(126)	20,439	(225)
Tax-exempt securities	2,326	(12)	1,577	(23)	3,903	(35)
Total temporarily impaired AFS debt securities	10,144	(111)	14,198	(149)	24,342	(260)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	464	(27)	158	(21)	622	(48)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$10,608	$(138)	$14,356	$(170)	$24,964	$(308)

	December 31, 2015
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$131,511	$(1,245)	$14,895	$(443)	$146,406	$(1,688)
Agency-collateralized mortgage obligations	1,271	(9)	1,637	(62)	2,908	(71)
Commercial	4,066	(61)	—	—	4,066	(61)
Non-agency residential	553	(5)	723	(32)	1,276	(37)
Total mortgage-backed securities	137,401	(1,320)	17,255	(537)	154,656	(1,857)
U.S. Treasury and agency securities	1,172	(5)	190	(4)	1,362	(9)
Non-U.S. securities	—	—	134	(3)	134	(3)
Other taxable securities, substantially all asset-backed securities	5,178	(72)	792	(17)	5,970	(89)
Total taxable securities	143,751	(1,397)	18,371	(561)	162,122	(1,958)
Tax-exempt securities	4,400	(12)	1,877	(21)	6,277	(33)
Total temporarily impaired AFS debt securities	148,151	(1,409)	20,248	(582)	168,399	(1,991)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	481	(19)	98	(14)	579	(33)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$148,632	$(1,428)	$20,346	$(596)	$168,978	$(2,024)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three months ended March 31, 2016 and 2015 as presented in the Net Credit-related Impairment Losses Recognized in Earnings table. Substantially all OTTI losses in the three months ended March 31, 2016 and 2015 consisted of credit losses on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income in the Consolidated Statement of Income. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell a debt security prior to recovery, the entire impairment loss is recorded in the Consolidated Statement of Income. For AFS debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and, accordingly, are recorded in the

Consolidated Statement of Income with the remaining unrealized losses recorded in OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the excess of the credit loss over the total impairment is recorded as an unrealized gain in OCI.

Net Credit-related Impairment Losses Recognized in Earnings
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Total OTTI losses	$(30)	$(74)
Less: non-credit portion of total OTTI losses recognized in OCI	23	4
Net credit-related impairment losses recognized in earnings	$(7)	$(70)

The table below presents a rollforward of the credit losses recognized in earnings for the three months ended March 31, 2016 and 2015 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of OTTI Credit Losses Recognized
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Balance, beginning of period	$266	$200
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	1	14
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	6	56
Reductions for AFS debt securities matured, sold or intended to be sold	(4)	(14)
Balance, March 31	$269	$256

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at March 31, 2016.

Significant Assumptions
		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	13.1%	4.2%	26.4%
Loss severity	29.9	12.2	30.5
Life default rate	23.1	0.7	81.7

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 26.9 percent for prime, 28.7 percent for Alt-A and 40.2 percent for subprime at March 31, 2016. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 14.8 percent for prime, 24.9 percent for Alt-A and 24.1 percent for subprime at March 31, 2016.

The expected maturity distribution and yields of the Corporation's debt securities carried at fair value and HTM debt securities at March 31, 2016 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities
	March 31, 2016
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$67	4.42%	$117,716	2.33%	$86,773	2.73%	$1	2.47%	$204,557	2.50%
Agency-collateralized mortgage obligations	136	1.20	7,770	2.50	2,393	2.71	—	—	10,299	2.53
Commercial	97	5.70	1,377	2.20	8,405	2.51	110	2.67	9,989	2.50
Non-agency residential	201	5.71	833	5.46	804	5.21	3,754	8.49	5,592	7.47
Total mortgage-backed securities	501	4.31	127,696	2.36	98,375	2.73	3,865	8.32	230,437	2.62
U.S. Treasury and agency securities	524	0.20	20,197	1.64	1,011	3.46	—	—	21,732	1.69
Non-U.S. securities	18,680	0.90	1,919	2.88	78	2.05	—	—	20,677	1.09
Other taxable securities, substantially all asset-backed securities	2,533	1.63	5,167	1.45	2,382	2.68	711	4.35	10,793	1.96
Total taxable securities	22,238	1.04	154,979	2.24	101,846	2.74	4,576	7.71	283,639	2.41
Tax-exempt securities	1,292	0.75	5,628	1.08	5,636	1.34	1,995	1.06	14,551	1.15
Total amortized cost of debt securities carried at fair value	$23,530	1.03	$160,607	2.20	$107,482	2.66	$6,571	5.69	$298,190	2.35
Amortized cost of HTM debt securities (2)	$—	—	$55,230	2.20	$42,499	2.55	$249	3.37	$97,978	2.35

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$69		$119,639		$88,027		$1		$207,736
Agency-collateralized mortgage obligations	136		7,961		2,467		—		10,564
Commercial	97		1,413		8,613		110		10,233
Non-agency residential	236		800		888		3,628		5,552
Total mortgage-backed securities	538		129,813		99,995		3,739		234,085
U.S. Treasury and agency securities	523		20,632		1,061		—		22,216
Non-U.S. securities	18,689		1,942		77		—		20,708
Other taxable securities, substantially all asset-backed securities	2,530		5,107		2,409		690		10,736
Total taxable securities	22,280		157,494		103,542		4,429		287,745
Tax-exempt securities	1,292		5,632		5,684		1,980		14,588
Total debt securities carried at fair value	$23,572		$163,126		$109,226		$6,409		$302,333
Fair value of HTM debt securities (2)	$—		$56,007		$42,818		$250		$99,075

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

Certain Corporate and Strategic Investments

The Corporation's 49 percent investment in a merchant services joint venture, which is recorded in other assets on the Consolidated Balance Sheet and in All Other, had a carrying value of $3.0 billion at both March 31, 2016 and December 31, 2015. For additional information, see Note 10 – Commitments and Contingencies.

The Corporation holds investments in partnerships that construct, own and operate real estate projects that qualify for low income housing tax credits. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects.

Total low income housing tax credit investments were $7.0 billion and $7.1 billion at March 31, 2016 and December 31, 2015. These investments are reported in other assets on the Consolidated Balance Sheet. The Corporation had unfunded commitments to provide capital contributions of $2.3 billion and $2.4 billion to these partnerships at March 31, 2016 and December 31, 2015, which are expected to be paid over the next five years. These commitments are reported in accrued expenses and other liabilities on the Consolidated Balance Sheet. The Corporation recognized tax credits and other tax benefits from investments in low income housing credit partnerships of $193 million and reported pretax losses in other noninterest income of $198 million for the three months ended March 31, 2016. For the same period in 2015, the Corporation recognized tax credits and other benefits of $217 million and pretax losses of $180 million. Tax credits are recognized as part of the Corporation's annual effective tax rate, used to determine tax expense in a given quarter. This has resulted in the recognition in the three months ended March 31, 2016 of less than 25 percent of the expected tax benefits for the full-year 2016.

NOTE 4 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2016 and December 31, 2015.

	March 31, 2016
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,264	$494	$3,364	$5,122	$140,200			$145,322
Home equity	209	97	629	935	46,538			47,473
Legacy Assets & Servicing portfolio
Residential mortgage (5)	1,240	678	5,337	7,255	20,260	$11,603		39,118
Home equity	296	140	929	1,365	20,565	4,368		26,298
Credit card and other consumer
U.S. credit card	416	289	743	1,448	84,955			86,403
Non-U.S. credit card	38	27	77	142	9,835			9,977
Direct/Indirect consumer (6)	182	54	38	274	90,335			90,609
Other consumer (7)	15	3	3	21	2,155			2,176
Total consumer	3,660	1,782	11,120	16,562	414,843	15,971		447,376
Consumer loans accounted for under the fair value option (8)							$1,946	1,946
Total consumer loans and leases	3,660	1,782	11,120	16,562	414,843	15,971	1,946	449,322
Commercial
U.S. commercial	412	175	320	907	259,795			260,702
Commercial real estate (9)	55	9	69	133	57,927			58,060
Commercial lease financing	195	10	19	224	20,733			20,957
Non-U.S. commercial	14	14	2	30	92,842			92,872
U.S. small business commercial	74	32	81	187	12,747			12,934
Total commercial	750	240	491	1,481	444,044			445,525
Commercial loans accounted for under the fair value option (8)							6,266	6,266
Total commercial loans and leases	750	240	491	1,481	444,044		6,266	451,791
Total loans and leases (10)	$4,410	$2,022	$11,611	$18,043	$858,887	$15,971	$8,212	$901,113
Percentage of outstandings	0.49%	0.22%	1.29%	2.00%	95.32%	1.77%	0.91%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $1.1 billion and nonperforming loans of $320 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $728 million and nonperforming loans of $265 million.

(2)	Consumer real estate includes fully-insured loans of $6.3 billion.

(3)	Consumer real estate includes $2.7 billion and direct/indirect consumer includes $20 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $2.2 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $45.4 billion, unsecured consumer lending loans of $774 million, U.S. securities-based lending loans of $39.2 billion, non-U.S. consumer loans of $3.7 billion, student loans of $547 million and other consumer loans of $1.0 billion.

(7)	Total outstandings includes consumer finance loans of $538 million, consumer leases of $1.5 billion and consumer overdrafts of $154 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $1.6 billion and home equity loans of $348 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.6 billion and non-U.S. commercial loans of $3.7 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $54.5 billion and non-U.S. commercial real estate loans of $3.5 billion.

(10)
The Corporation pledged $150.4 billion of loans to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Banks. This amount is not included in the parenthetical disclosure of loans and leases pledged as collateral on the Consolidated Balance Sheet as there were no related outstanding borrowings.

	December 31, 2015
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,603	$645	$3,834	$6,082	$139,763			$145,845
Home equity	225	104	719	1,048	47,216			48,264
Legacy Assets & Servicing portfolio
Residential mortgage (5)	1,656	890	6,019	8,565	21,435	$12,066		42,066
Home equity	310	163	1,030	1,503	21,562	4,619		27,684
Credit card and other consumer
U.S. credit card	454	332	789	1,575	88,027			89,602
Non-U.S. credit card	39	31	76	146	9,829			9,975
Direct/Indirect consumer (6)	227	62	42	331	88,464			88,795
Other consumer (7)	18	3	4	25	2,042			2,067
Total consumer	4,532	2,230	12,513	19,275	418,338	16,685		454,298
Consumer loans accounted for under the fair value option (8)							$1,871	1,871
Total consumer loans and leases	4,532	2,230	12,513	19,275	418,338	16,685	1,871	456,169
Commercial
U.S. commercial	444	148	332	924	251,847			252,771
Commercial real estate (9)	36	11	82	129	57,070			57,199
Commercial lease financing	150	29	20	199	21,153			21,352
Non-U.S. commercial	6	1	1	8	91,541			91,549
U.S. small business commercial	83	41	72	196	12,680			12,876
Total commercial	719	230	507	1,456	434,291			435,747
Commercial loans accounted for under the fair value option (8)							5,067	5,067
Total commercial loans and leases	719	230	507	1,456	434,291		5,067	440,814
Total loans and leases (10)	$5,251	$2,460	$13,020	$20,731	$852,629	$16,685	$6,938	$896,983
Percentage of outstandings	0.59%	0.27%	1.45%	2.31%	95.06%	1.86%	0.77%	100.00%

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

(10)
The Corporation pledged $149.4 billion of loans to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Banks. This amount is not included in the parenthetical disclosure of loans and leases pledged as collateral on the Consolidated Balance Sheet as there were no related outstanding borrowings.

The Corporation has entered into long-term credit protection agreements with Fannie Mae (FNMA) and Freddie Mac (FHLMC) on loans totaling $4.3 billion and $3.7 billion at March 31, 2016 and December 31, 2015, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases

The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2016 and December 31, 2015, $471 million and $484 million of such junior-lien home equity loans were included in nonperforming loans.

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDR), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At March 31, 2016, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $741 million of which $433 million were current on their contractual payments, while $270 million were 90 days or more past due. Of the contractually current nonperforming loans, more than 80 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and approximately 65 percent were discharged 24 months or more ago. As subsequent cash payments are received on these nonperforming loans that are contractually current, the interest component of the payments is generally recorded as interest income on a cash basis and the principal component is recorded as a reduction in the carrying value of the loan.

During the three months ended March 31, 2016 and 2015, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $1.0 billion and $1.0 billion, including $174 million and $586 million of purchased credit-impaired (PCI) loans. The Corporation recorded net charge-offs of $40 million and net recoveries of $40 million related to these sales for the three months ended March 31, 2016 and 2015. Gains related to these sales of $31 million and $35 million were recorded in other income in the Consolidated Statement of Income for the three months ended March 31, 2016 and 2015.

The table below presents the Corporation's nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at March 31, 2016 and December 31, 2015. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Credit Quality
	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,616	$1,845	$2,302	$2,645
Home equity	1,310	1,354	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (1)	2,360	2,958	4,032	4,505
Home equity	1,934	1,983	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	743	789
Non-U.S. credit card	n/a	n/a	77	76
Direct/Indirect consumer	26	24	31	39
Other consumer	1	1	2	3
Total consumer	7,247	8,165	7,187	8,057
Commercial
U.S. commercial	1,236	867	85	113
Commercial real estate	91	93	—	3
Commercial lease financing	29	12	13	15
Non-U.S. commercial	165	158	2	1
U.S. small business commercial	82	82	60	61
Total commercial	1,603	1,212	160	193
Total loans and leases	$8,850	$9,377	$7,347	$8,250

(1)
Residential mortgage loans in the Core and Legacy Assets & Servicing portfolios accruing past due 90 days or more are fully-insured loans. At March 31, 2016 and December 31, 2015, residential mortgage includes $3.4 billion and $4.3 billion of loans on which interest has been curtailed by the Federal Housing Administration (FHA), and therefore are no longer accruing interest, although principal is still insured, and $2.9 billion and $2.9 billion of loans on which interest is still accruing.

n/a = not applicable

Credit Quality Indicators

The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the Corporation's loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower's credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2016 and December 31, 2015.

Consumer Real Estate – Credit Quality Indicators (1)
	March 31, 2016
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$112,721	$15,636	$8,247	$43,534	$14,925	$1,882
Greater than 90 percent but less than or equal to 100 percent	4,153	1,863	1,228	1,545	2,290	786
Greater than 100 percent	2,633	2,992	2,128	2,394	4,715	1,700
Fully-insured loans (5)	25,815	7,024	—	—	—	—
Total consumer real estate	$145,322	$27,515	$11,603	$47,473	$21,930	$4,368
Refreshed FICO score
Less than 620	$3,259	$3,845	$3,497	$1,817	$2,640	$678
Greater than or equal to 620 and less than 680	5,549	3,181	2,519	3,174	3,639	773
Greater than or equal to 680 and less than 740	21,959	5,346	3,155	8,891	6,182	1,281
Greater than or equal to 740	88,740	8,119	2,432	33,591	9,469	1,636
Fully-insured loans (5)	25,815	7,024	—	—	—	—
Total consumer real estate	$145,322	$27,515	$11,603	$47,473	$21,930	$4,368

(1)	Excludes $1.9 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $1.9 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	March 31, 2016
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,111	$—	$1,305	$210
Greater than or equal to 620 and less than 680	11,547	—	1,806	216
Greater than or equal to 680 and less than 740	33,256	—	11,598	356
Greater than or equal to 740	37,489	—	31,426	1,236
Other internal credit metrics (2, 3, 4)	—	9,977	44,474	158
Total credit card and other consumer	$86,403	$9,977	$90,609	$2,176

(1)	At March 31, 2016, 25 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $42.9 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $550 million of loans the Corporation no longer originates, primarily student loans.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At March 31, 2016, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)
	March 31, 2016
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$249,399	$57,584	$20,154	$89,138	$524
Reservable criticized	11,303	476	803	3,734	87
Refreshed FICO score (3)
Less than 620					187
Greater than or equal to 620 and less than 680					550
Greater than or equal to 680 and less than 740					1,657
Greater than or equal to 740					3,141
Other internal credit metrics (3, 4)					6,788
Total commercial	$260,702	$58,060	$20,957	$92,872	$12,934

(1)	Excludes $6.3 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $681 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At March 31, 2016, 98 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Consumer Real Estate – Credit Quality Indicators (1)
	December 31, 2015
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$109,869	$16,646	$8,655	$44,006	$15,666	$2,003
Greater than 90 percent but less than or equal to 100 percent	4,251	2,007	1,403	1,652	2,382	852
Greater than 100 percent	2,783	3,212	2,008	2,606	5,017	1,764
Fully-insured loans (5)	28,942	8,135	—	—	—	—
Total consumer real estate	$145,845	$30,000	$12,066	$48,264	$23,065	$4,619
Refreshed FICO score
Less than 620	$3,465	$4,408	$3,798	$1,898	$2,785	$729
Greater than or equal to 620 and less than 680	5,792	3,438	2,586	3,242	3,817	825
Greater than or equal to 680 and less than 740	22,017	5,605	3,187	9,203	6,527	1,356
Greater than or equal to 740	85,629	8,414	2,495	33,921	9,936	1,709
Fully-insured loans (5)	28,942	8,135	—	—	—	—
Total consumer real estate	$145,845	$30,000	$12,066	$48,264	$23,065	$4,619

(1)	Excludes $1.9 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $2.0 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators
	December 31, 2015
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,196	$—	$1,244	$217
Greater than or equal to 620 and less than 680	11,857	—	1,698	214
Greater than or equal to 680 and less than 740	34,270	—	10,955	337
Greater than or equal to 740	39,279	—	29,581	1,149
Other internal credit metrics (2, 3, 4)	—	9,975	45,317	150
Total credit card and other consumer	$89,602	$9,975	$88,795	$2,067

(1)	At December 31, 2015, 27 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

Commercial – Credit Quality Indicators (1)
	December 31, 2015
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$243,922	$56,688	$20,644	$87,905	$571
Reservable criticized	8,849	511	708	3,644	96
Refreshed FICO score (3)
Less than 620					184
Greater than or equal to 620 and less than 680					543
Greater than or equal to 680 and less than 740					1,627
Greater than or equal to 740					3,027
Other internal credit metrics (3, 4)					6,828
Total commercial	$252,771	$57,199	$21,352	$91,549	$12,876

(1)	Excludes $5.1 billion of loans accounted for under the fair value option.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 152. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

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

Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $1.7 billion were included in TDRs at March 31, 2016, of which $741 million were classified as nonperforming and $675 million were loans fully-insured by the Federal Housing Administration (FHA). For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

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

At March 31, 2016 and December 31, 2015, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $421 million and $444 million at March 31, 2016 and December 31, 2015. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process as of March 31, 2016 was $5.3 billion. During the three months ended March 31, 2016 and 2015, the Corporation reclassified $416 million and $654 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected on the Consolidated Statement of Cash Flows.

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2016 and December 31, 2015, and the average carrying value and interest income recognized for the three months ended March 31, 2016 and 2015 for impaired loans in the Corporation's Consumer Real Estate portfolio segment and includes primarily loans managed by Legacy Assets & Servicing (LAS). Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate
				Three Months Ended March 31
	March 31, 2016			2016		2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$13,356	$10,581	$—	$11,418	$94	$15,393	$108
Home equity	3,586	1,806	—	1,808	13	1,692	25
With an allowance recorded
Residential mortgage	$5,811	$5,675	$348	$6,072	$51	$7,586	$64
Home equity	1,036	913	202	898	6	714	7
Total
Residential mortgage	$19,167	$16,256	$348	$17,490	$145	$22,979	$172
Home equity	4,622	2,719	202	2,706	19	2,406	32

	December 31, 2015
With no recorded allowance
Residential mortgage	$14,888	$11,901	$—
Home equity	3,545	1,775	—
With an allowance recorded
Residential mortgage	$6,624	$6,471	$399
Home equity	1,047	911	235
Total
Residential mortgage	$21,512	$18,372	$399
Home equity	4,592	2,686	235

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the March 31, 2016 and 2015 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during the three months ended March 31, 2016 and 2015, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are primarily managed by LAS.

Consumer Real Estate – TDRs Entered into During the Three Months Ended March 31, 2016 and 2015 (1)
	March 31, 2016				Three Months Ended March 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$526	$488	4.72%	4.61%	$2
Home equity	231	181	3.50	3.39	10
Total	$757	$669	4.35	4.24	$12

	March 31, 2015				Three Months Ended March 31, 2015
Residential mortgage	$1,879	$1,640	5.04%	4.91%	$17
Home equity	258	184	4.08	3.55	11
Total	$2,137	$1,824	4.93	4.74	$28

(1)	During the three months ended March 31, 2016 and 2015, the Corporation forgave principal of $10 million and $159 million related to residential mortgage loans in connection with TDRs.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at March 31, 2016 and 2015 due to sales and other dispositions.

The table below presents the March 31, 2016 and 2015 carrying value for consumer real estate loans that were modified in a TDR during the three months ended March 31, 2016 and 2015 by type of modification.

Consumer Real Estate – Modification Programs
	TDRs Entered into During the Three Months Ended March 31, 2016
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$22	$5	$27
Principal and/or interest forbearance	—	2	2
Other modifications (1)	9	—	9
Total modifications under government programs	31	7	38
Modifications under proprietary programs
Contractual interest rate reduction	12	1	13
Capitalization of past due amounts	7	1	8
Principal and/or interest forbearance	3	—	3
Other modifications (1)	1	1	2
Total modifications under proprietary programs	23	3	26
Trial modifications	368	149	517
Loans discharged in Chapter 7 bankruptcy (2)	66	22	88
Total modifications	$488	$181	$669

	TDRs Entered into During the Three Months Ended March 31, 2015
Modifications under government programs
Contractual interest rate reduction	$76	$11	$87
Principal and/or interest forbearance	—	3	3
Other modifications (1)	15	—	15
Total modifications under government programs	91	14	105
Modifications under proprietary programs
Contractual interest rate reduction	50	2	52
Capitalization of past due amounts	30	2	32
Principal and/or interest forbearance	11	2	13
Other modifications (1)	7	25	32
Total modifications under proprietary programs	98	31	129
Trial modifications	1,340	96	1,436
Loans discharged in Chapter 7 bankruptcy (2)	111	43	154
Total modifications	$1,640	$184	$1,824

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

The table below presents the carrying value of consumer real estate loans that entered into payment default during the three months ended March 31, 2016 and 2015 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Consumer Real Estate – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months
	Three Months Ended March 31, 2016
(Dollars in millions)	Residential Mortgage	Home Equity	Total Carrying Value
Modifications under government programs	$93	$—	$93
Modifications under proprietary programs	43	22	65
Loans discharged in Chapter 7 bankruptcy (1)	40	5	45
Trial modifications	237	37	274
Total modifications	$413	$64	$477

	Three Months Ended March 31, 2015
Modifications under government programs	$107	$1	$108
Modifications under proprietary programs	40	12	52
Loans discharged in Chapter 7 bankruptcy (1)	71	10	81
Trial modifications (2)	1,768	24	1,792
Total modifications	$1,986	$47	$2,033

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)
Includes $1.4 billion for the three months ended March 31, 2015 of trial modification offers made in connection with the August 2014 Department of Justice settlement to which the customer did not respond.

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

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2016 and December 31, 2015, and the average carrying value and interest income recognized for the three months ended March 31, 2016 and 2015 on the Corporation's renegotiated TDR portfolio in the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs
				Three Months Ended March 31
	March 31, 2016			2016		2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$49	$21	$—	$21	$—	$25	$—
With an allowance recorded
U.S. credit card	$559	$569	$136	$606	$9	$847	$13
Non-U.S. credit card	101	119	70	122	1	159	1
Direct/Indirect consumer	11	13	2	18	—	82	1
Total
U.S. credit card	$559	$569	$136	$606	$9	$847	$13
Non-U.S. credit card	101	119	70	122	1	159	1
Direct/Indirect consumer	60	34	2	39	—	107	1

	December 31, 2015
With no recorded allowance
Direct/Indirect consumer	$50	$21	$—
With an allowance recorded
U.S. credit card	$598	$611	$176
Non-U.S. credit card	109	126	70
Direct/Indirect consumer	17	21	4
Total
U.S. credit card	$598	$611	$176
Non-U.S. credit card	109	126	70
Direct/Indirect consumer	67	42	4

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at March 31, 2016 and December 31, 2015.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015
U.S. credit card	$283	$313	$284	$296	$2	$2	$569	$611	89.54%	88.74%
Non-U.S. credit card	18	21	9	10	92	95	119	126	43.22	44.25
Direct/Indirect consumer	7	11	5	7	22	24	34	42	89.74	89.12
Total renegotiated TDRs	$308	$345	$298	$313	$116	$121	$722	$779	81.91	81.55

(1)	Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

The table below provides information on the Corporation's renegotiated TDR portfolio including the March 31, 2016 and 2015 unpaid principal balance, carrying value and average pre- and post-modification interest rates of loans that were modified in TDRs during the three months ended March 31, 2016 and 2015, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Three Months Ended March 31, 2016 and 2015
	March 31, 2016				Three Months Ended March 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$46	$50	17.44%	5.51%	$1
Non-U.S. credit card	32	38	24.23	0.36	1
Direct/Indirect consumer	7	4	4.27	4.08	2
Total	$85	$92	19.59	3.34	$4

	March 31, 2015				Three Months Ended March 31, 2015
U.S. credit card	$69	$76	17.07%	5.09%	$2
Non-U.S. credit card	39	46	24.11	0.29	2
Direct/Indirect consumer	8	5	6.68	5.74	3
Total	$116	$127	19.18	3.38	$7

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three months ended March 31, 2016 and 2015.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During the Period by Program Type
	Three Months Ended March 31, 2016
(Dollars in millions)	Internal Programs	External Programs	Other (1)	Total
U.S. credit card	$26	$24	$—	$50
Non-U.S. credit card	1	1	36	38
Direct/Indirect consumer	—	—	4	4
Total renegotiated TDRs	$27	$25	$40	$92

	Three Months Ended March 31, 2015
U.S. credit card	$51	$25	$—	$76
Non-U.S. credit card	1	2	43	46
Direct/Indirect consumer	—	—	5	5
Total renegotiated TDRs	$52	$27	$48	$127
(1) Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new U.S. credit card TDRs, 88 percent of new non-U.S. credit card TDRs and 13 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three months ended March 31, 2016 and 2015 that had been modified in a TDR during the preceding 12 months were $9 million and $12 million for U.S. credit card, $34 million and $41 million for non-U.S. credit card, and $1 million and $1 million for direct/indirect consumer.

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

At March 31, 2016 and December 31, 2015, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $10 million and $15 million at March 31, 2016 and December 31, 2015.

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2016 and December 31, 2015, and the average carrying value and interest income recognized for the three months ended March 31, 2016 and 2015 for impaired loans in the Corporation's Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial
				Three Months Ended March 31
	March 31, 2016			2016		2015
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
U.S. commercial	$649	$624	$—	$583	$2	$628	$3
Commercial real estate	82	76	—	77	—	71	1
Non-U.S. commercial	5	5	—	5	—	4	—
With an allowance recorded
U.S. commercial	$1,978	$1,648	$168	$1,439	$14	$818	$13
Commercial real estate	318	98	13	104	1	332	3
Non-U.S. commercial	472	354	69	368	3	66	1
U.S. small business commercial (1)	109	98	35	102	—	121	—
Total
U.S. commercial	$2,627	$2,272	$168	$2,022	$16	$1,446	$16
Commercial real estate	400	174	13	181	1	403	4
Non-U.S. commercial	477	359	69	373	3	70	1
U.S. small business commercial (1)	109	98	35	102	—	121	—

	December 31, 2015
With no recorded allowance
U.S. commercial	$566	$541	$—
Commercial real estate	82	77	—
Non-U.S. commercial	4	4	—
With an allowance recorded
U.S. commercial	$1,350	$1,157	$115
Commercial real estate	328	107	11
Non-U.S. commercial	531	381	56
U.S. small business commercial (2)	105	101	35
Total
U.S. commercial	$1,916	$1,698	$115
Commercial real estate	410	184	11
Non-U.S. commercial	535	385	56
U.S. small business commercial (2)	105	101	35

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the March 31, 2016 and 2015 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three months ended March 31, 2016 and 2015, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended March 31, 2016 and 2015
	March 31, 2016		Three Months Ended March 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$642	$625	$5
Commercial real estate	13	12	1
Non-U.S. commercial	199	163	36
U.S. small business commercial (1)	3	4	—
Total	$857	$804	$42

	March 31, 2015		Three Months Ended March 31, 2015
U.S. commercial	$346	$327	$3
Commercial real estate	34	33	—
Non-U.S. commercial	8	8	—
U.S. small business commercial (1)	2	2	—
Total	$390	$370	$3

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $111 million and $110 million for U.S. commercial and $17 million and $60 million for commercial real estate at March 31, 2016 and 2015.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on PCI loans, which include the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the 2013 settlement with FNMA. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications to nonaccretable difference in the three months ended March 31, 2016 were primarily due to an increase in the forecasted prepayment speeds. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

Rollforward of Accretable Yield
(Dollars in millions)	Three Months Ended March 31, 2016
Accretable yield, January 1, 2015	$5,608
Accretion	(861)
Disposals/transfers	(465)
Reclassifications from nonaccretable difference	287
Accretable yield, December 31, 2015	$4,569
Accretion	(192)
Disposals/transfers	(111)
Reclassifications to nonaccretable difference	(16)
Accretable yield, March 31, 2016	$4,250

During the three months ended March 31, 2016 and 2015, the Corporation sold PCI loans with a carrying value of $174 million and $586 million, which excludes the related allowance of $20 million and $110 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.

Loans Held-for-sale

The Corporation had LHFS of $6.2 billion and $7.5 billion at March 31, 2016 and December 31, 2015. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $7.3 billion and $11.6 billion for the three months ended March 31, 2016 and 2015. Cash used for originations and purchases of LHFS totaled $5.7 billion and $10.6 billion for the three months ended March 31, 2016 and 2015.

NOTE 5 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total Allowance
Allowance for loan and lease losses, January 1	$3,914	$3,471	$4,849	$12,234
Loans and leases charged off	(378)	(912)	(206)	(1,496)
Recoveries of loans and leases previously charged off	175	198	55	428
Net charge-offs	(203)	(714)	(151)	(1,068)
Write-offs of PCI loans	(105)	—	—	(105)
Provision for loan and lease losses	(150)	552	614	1,016
Other (1)	—	(7)	(1)	(8)
Allowance for loan and lease losses, March 31	3,456	3,302	5,311	12,069
Reserve for unfunded lending commitments, January 1	—	—	646	646
Provision for unfunded lending commitments	—	—	(19)	(19)
Reserve for unfunded lending commitments, March 31	—	—	627	627
Allowance for credit losses, March 31	$3,456	$3,302	$5,938	$12,696

	Three Months Ended March 31, 2015
Allowance for loan and lease losses, January 1	$5,935	$4,047	$4,437	$14,419
Loans and leases charged off	(552)	(964)	(129)	(1,645)
Recoveries of loans and leases previously charged off	183	216	52	451
Net charge-offs	(369)	(748)	(77)	(1,194)
Write-offs of PCI loans	(288)	—	—	(288)
Provision for loan and lease losses	(28)	647	137	756
Other (1)	—	(17)	—	(17)
Allowance for loan and lease losses, March 31	5,250	3,929	4,497	13,676
Reserve for unfunded lending commitments, January 1	—	—	528	528
Provision for unfunded lending commitments	—	—	9	9
Reserve for unfunded lending commitments, March 31	—	—	537	537
Allowance for credit losses, March 31	$5,250	$3,929	$5,034	$14,213

(1)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, and foreign currency translation adjustments.

During the three months ended March 31, 2016, for the PCI loan portfolio, the Corporation recorded a provision benefit of $77 million compared to a provision benefit of $50 million for the same period in 2015. Write-offs in the PCI loan portfolio totaled $105 million during the three months ended March 31, 2016 compared to $288 million for the same period in 2015. Write-offs included $20 million associated with the sale of PCI loans during the three months ended March 31, 2016 compared to $110 million for the same period in 2015. The valuation allowance associated with the PCI loan portfolio was $622 million and $804 million at March 31, 2016 and December 31, 2015.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at March 31, 2016 and December 31, 2015.

Allowance and Carrying Value by Portfolio Segment
	March 31, 2016
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$550	$208	$285	$1,043
Carrying value (3)	18,975	722	2,903	22,600
Allowance as a percentage of carrying value	2.90%	28.81%	9.82%	4.62%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$2,284	$3,094	$5,026	$10,404
Carrying value (3, 4)	223,265	188,443	442,622	854,330
Allowance as a percentage of carrying value (4)	1.02%	1.64%	1.14%	1.22%
Purchased credit-impaired loans
Valuation allowance	$622	n/a	n/a	$622
Carrying value gross of valuation allowance	15,971	n/a	n/a	15,971
Valuation allowance as a percentage of carrying value	3.89%	n/a	n/a	3.89%
Total
Allowance for loan and lease losses	$3,456	$3,302	$5,311	$12,069
Carrying value (3, 4)	258,211	189,165	445,525	892,901
Allowance as a percentage of carrying value (4)	1.34%	1.75%	1.19%	1.35%

	December 31, 2015
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$634	$250	$217	$1,101
Carrying value (3)	21,058	779	2,368	24,205
Allowance as a percentage of carrying value	3.01%	32.09%	9.16%	4.55%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$2,476	$3,221	$4,632	$10,329
Carrying value (3, 4)	226,116	189,660	433,379	849,155
Allowance as a percentage of carrying value (4)	1.10%	1.70%	1.07%	1.22%
Purchased credit-impaired loans
Valuation allowance	$804	n/a	n/a	$804
Carrying value gross of valuation allowance	16,685	n/a	n/a	16,685
Valuation allowance as a percentage of carrying value	4.82%	n/a	n/a	4.82%
Total
Allowance for loan and lease losses	$3,914	$3,471	$4,849	$12,234
Carrying value (3, 4)	263,859	190,439	435,747	890,045
Allowance as a percentage of carrying value (4)	1.48%	1.82%	1.11%	1.37%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $35 million related to impaired U.S. small business commercial at both March 31, 2016 and December 31, 2015.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.2 billion and $6.9 billion at March 31, 2016 and December 31, 2015.
n/a = not applicable

NOTE 6 – Securitizations and Other Variable Interest Entities

The Corporation utilizes variable interest entities (VIEs) in the ordinary course of business to support its own and its customers' financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation's utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2016 and December 31, 2015, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at March 31, 2016 and December 31, 2015 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation's maximum loss exposure does not include losses previously recognized through write-downs of assets. As a result of new accounting guidance issued by the FASB, which was effective on January 1, 2016, the Corporation identified certain limited partnerships and similar entities that are now considered to be VIEs and are included in the unconsolidated VIE tables in this Note at March 31, 2016. The Corporation had a maximum loss exposure of $4.4 billion related to these VIEs, which had total assets of $12.5 billion.

The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs to hold collateral. These securities and loans are included in Note 3 – Securities or Note 4 – Outstanding Loans and Leases. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables in this Note.

Except as described below and in Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2016 or the year ended December 31, 2015 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2016 and 2015.

First-lien Mortgage Securitizations
	Three Months Ended March 31
	Residential Mortgage
	Agency		Commercial Mortgage
(Dollars in millions)	2016	2015	2016	2015
Cash proceeds from new securitizations (1)	$7,074	$7,333	$1,247	$2,156
Gain (loss) on securitizations (2)	163	173	(3)	(7)

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $108 million and $169 million, net of hedges, during the three months ended March 31, 2016 and 2015, are not included in the table above.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $898 million and $5.7 billion in connection with first-lien mortgage securitizations for the three months ended March 31, 2016 and 2015. The receipt of these securities represents non-cash operating and investing activities and, accordingly, is not reflected on the Consolidated Statement of Cash Flows. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three months ended March 31, 2016 and 2015, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $296 million and $389 million during the three months ended March 31, 2016 and 2015. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $7.4 billion and $7.8 billion at March 31, 2016 and December 31, 2015. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three months ended March 31, 2016 and 2015, $729 million and $1.1 billion of loans were repurchased from first-lien securitization trusts primarily as a result of loan delinquencies or to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

During the three months ended March 31, 2016, the Corporation deconsolidated agency residential mortgage securitization vehicles with total assets of $2.7 billion following the sale of retained interests to third parties, after which the Corporation no longer had the unilateral ability to liquidate the vehicles. Gains on sale of $113 million were recorded in other income in the Consolidated Statement of Income.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2016 and December 31, 2015.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Unconsolidated VIEs
Maximum loss exposure (1)	$27,068	$28,188	$966	$1,027	$2,746	$2,905	$561	$622	$404	$326
On-balance sheet assets
Senior securities held (2):
Trading account assets	$996	$1,297	$31	$42	$59	$94	$73	$99	$57	$59
Debt securities carried at fair value	21,974	24,369	570	613	2,364	2,479	327	340	—	—
Held-to-maturity securities	4,083	2,507	—	—	—	—	—	—	43	37
Subordinate securities held (2):
Trading account assets	—	—	1	1	31	37	2	2	88	22
Debt securities carried at fair value	—	—	11	12	2	3	27	28	54	54
Held-to-maturity securities	—	—	—	—	—	—	—	—	14	13
Residual interests held	—	—	—	—	—	—	—	—	30	48
All other assets (3)	15	15	36	40	—	—	132	153	—	—
Total retained positions	$27,068	$28,188	$649	$708	$2,456	$2,613	$561	$622	$286	$233
Principal balance outstanding (4)	$308,996	$313,613	$15,262	$16,087	$26,737	$27,854	$38,976	$40,848	$30,754	$34,243

Consolidated VIEs
Maximum loss exposure (1)	$22,442	$26,878	$57	$65	$185	$232	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$372	$1,101	$—	$—	$—	$188	$—	$—	$—	$—
Loans and leases (5)	21,670	25,328	87	111	678	675	—	—	—	—
All other assets	401	449	8	—	48	54	—	—	—	—
Total assets	$22,443	$26,878	$95	$111	$726	$917	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$1	$—	$38	$46	$694	$840	$—	$—	$—	$—
All other liabilities	1	1	—	—	—	—	—	—	—	—
Total liabilities	$2	$1	$38	$46	$694	$840	$—	$—	$—	$—

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

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2016 and 2015, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Not included in the table above are all other assets of $169 million and $222 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $169 million and $222 million, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at March 31, 2016 and December 31, 2015.

(4)	Principal balance outstanding includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loans.

(5)
Balance as of March 31, 2016 includes $765 million from consolidated collateralized financing entities that were measured using the fair value of the financial liabilities of those entities as the measurement basis.

Other Asset-backed Securitizations

The table below summarizes select information related to home equity loan, credit card and other asset-backed VIEs in which the Corporation held a variable interest at March 31, 2016 and December 31, 2015.

Home Equity Loan, Credit Card and Other Asset-backed VIEs
	Home Equity Loan (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Unconsolidated VIEs
Maximum loss exposure	$3,791	$3,988	$—	$—	$11,973	$13,043	$1,536	$1,572	$60	$63
On-balance sheet assets
Senior securities held (4, 5):
Trading account assets	$—	$—	$—	$—	$1,350	$1,248	$53	$2	$—	$—
Debt securities carried at fair value	54	57	—	—	3,330	4,341	—	—	51	53
Held-to-maturity securities	—	—	—	—	7,207	7,367	—	—	—	—
Subordinate securities held (4, 5):
Trading account assets	—	—	—	—	16	17	—	—	—	—
Debt securities carried at fair value	—	—	—	—	70	70	—	—	—	—
All other assets	—	—	—	—	—	—	—	—	9	10
Total retained positions	$54	$57	$—	$—	$11,973	$13,043	$53	$2	$60	$63
Total assets of VIEs (6)	$5,619	$5,883	$—	$—	$34,669	$35,362	$2,374	$2,518	$183	$314

Consolidated VIEs
Maximum loss exposure	$224	$231	$26,842	$32,678	$308	$354	$1,977	$1,973	$—	$—
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$743	$771	$1,980	$1,984	$—	$—
Loans and leases	304	321	35,956	43,194	—	—	—	—	—	—
Allowance for loan and lease losses	(17)	(18)	(1,126)	(1,293)	—	—	—	—	—	—
All other assets	20	20	314	342	—	—	9	1	—	—
Total assets	$307	$323	$35,144	$42,243	$743	$771	$1,989	$1,985	$—	$—
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$665	$681	$—	$—
Long-term debt	169	183	8,293	9,550	435	417	12	12	—	—
All other liabilities	—	—	9	15	—	—	4	—	—	—
Total liabilities	$169	$183	$8,302	$9,565	$435	$417	$681	$693	$—	$—

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

(2)	At March 31, 2016 and December 31, 2015, loans and leases in the consolidated credit card trust included $19.1 billion and $24.7 billion of seller's interest.

(3)	At March 31, 2016 and December 31, 2015, all other assets in the consolidated credit card trust included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

(4)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2016 and 2015, there were no OTTI losses recorded on those securities classified as AFS or HTM debt securities.

(5)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(6)	Total assets include loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loan.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three months ended March 31, 2016 and 2015, and all of the home equity trusts that hold revolving home equity lines of credit (HELOCs) have entered the rapid amortization phase.

The maximum loss exposure in the table above includes the Corporation's obligation to provide subordinate funding to the consolidated and unconsolidated home equity loan securitizations that have entered the rapid amortization phase. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At March 31, 2016 and December 31, 2015, home equity loan securitizations in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $3.8 billion and $4.0 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $6 million and $7 million at March 31, 2016 and December 31, 2015, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows.

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

During the three months ended March 31, 2016 and 2015, $0 and $1.1 billion of new senior debt securities were issued to third-party investors from the credit card securitization trust.

The Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.3 billion and $7.5 billion at March 31, 2016 and December 31, 2015. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $0 and $178 million of these subordinate securities issued during the three months ended March 31, 2016 and 2015.

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

The Corporation resecuritized $6.6 billion and $6.1 billion of securities during the three months ended March 31, 2016 and 2015. There were no resecuritizations of AFS debt securities during the three months ended March 31, 2016 and 2015. Other securities transferred into resecuritization vehicles during the three months ended March 31, 2016 and 2015 were measured at fair value with changes in fair value recorded in trading account profits or other income prior to the resecuritization and no gain or loss on sale was recorded. Resecuritization proceeds included securities with an initial fair value of $1.0 billion and $669 million during the three months ended March 31, 2016 and 2015. All of these securities were classified as Level 2 within the fair value hierarchy.

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

The Corporation's liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.5 billion and $1.6 billion at March 31, 2016 and December 31, 2015. The weighted-average remaining life of bonds held in the trusts at March 31, 2016 was 7.7 years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2016 and 2015.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At March 31, 2016 and December 31, 2015, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $183 million and $314 million, including trusts collateralized by other loans of $183 million and $189 million, and automobile loans of $0 and $125 million.

Other Variable Interest Entities

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2016 and December 31, 2015.

Other VIEs
	March 31, 2016			December 31, 2015
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$6,625	$17,393	$24,018	$6,295	$12,916	$19,211
On-balance sheet assets
Trading account assets	$2,781	$362	$3,143	$2,300	$366	$2,666
Debt securities carried at fair value	—	112	112	—	126	126
Loans and leases	3,350	3,498	6,848	3,317	3,389	6,706
Allowance for loan and lease losses	(9)	(27)	(36)	(9)	(23)	(32)
Loans held-for-sale	278	1,319	1,597	284	1,025	1,309
All other assets	723	11,032	11,755	664	6,925	7,589
Total	$7,123	$16,296	$23,419	$6,556	$11,808	$18,364
On-balance sheet liabilities
Long-term debt (1)	$1,215	$—	$1,215	$3,025	$—	$3,025
All other liabilities	3	2,607	2,610	5	2,697	2,702
Total	$1,218	$2,607	$3,825	$3,030	$2,697	$5,727
Total assets of VIEs	$7,123	$63,565	$70,688	$6,556	$49,190	$55,746

(1)	Includes $720 million and $2.8 billion of long-term debt at March 31, 2016 and December 31, 2015 issued by other consolidated VIEs, which has recourse to the general credit of the Corporation.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $4.1 billion and $3.9 billion at March 31, 2016 and December 31, 2015, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation's investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $730 million and $691 million at March 31, 2016 and December 31, 2015, that are included in the table above.

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

The Corporation's maximum loss exposure to consolidated and unconsolidated CDOs totaled $633 million and $543 million at March 31, 2016 and December 31, 2015. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.

At March 31, 2016, the Corporation had $903 million of aggregate liquidity exposure, included in the Other VIEs table net of previously recorded losses, to unconsolidated CDOs which hold senior CDO debt securities or other debt securities on the Corporation's behalf. For additional information, see Note 10 – Commitments and Contingencies.

Investment Vehicles

The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2016 and December 31, 2015, the Corporation's consolidated investment vehicles had total assets of $586 million and $397 million. The Corporation also held investments in unconsolidated vehicles with total assets of $17.1 billion and $14.7 billion at March 31, 2016 and December 31, 2015. The Corporation's maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $5.8 billion and $5.1 billion at March 31, 2016 and December 31, 2015 comprised primarily of on-balance sheet assets less non-recourse liabilities.

The Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $150 million and $150 million, including a funded balance of $109 million and $122 million at March 31, 2016 and December 31, 2015, which were classified in other debt securities carried at fair value.

Leveraged Lease Trusts

The Corporation's net investment in consolidated leveraged lease trusts totaled $2.8 billion at both March 31, 2016 and December 31, 2015. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation's maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Tax Credit Vehicles

The Corporation held investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable rental housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the vehicle. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the table above was $10.5 billion at March 31, 2016 which includes the impact of the adoption of the new accounting guidance on determining whether limited partnerships and similar entities are VIEs. The maximum loss exposure included in the table above was $6.5 billion at December 31, 2015 which primarily relates to affordable rental housing. For investments in tax credit vehicles, the Corporation's risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable rental housing project. Such additional investments have not been and are not expected to be significant.

NOTE 7 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sells pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to investors, guarantors, insurers or other parties (collectively, repurchases).

The liability for representations and warranties exposures and the corresponding estimated range of possible loss are based upon currently available information, significant judgment, and a number of factors and assumptions, including those discussed in Liability for Representations and Warranties and Corporate Guarantees and Estimated Range of Possible Loss in this Note, that are subject to change. Changes to any one of these factors could significantly impact the liability for representations and warranties exposures and the corresponding estimated range of possible loss and could have a material adverse impact on the Corporation's results of operations for any particular period.

Settlement Actions

The Corporation has vigorously contested any request for repurchase where it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, the Corporation has reached bulk settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process, including settlements with the GSEs, four monoline insurers and Bank of New York Mellon (BNY Mellon), as trustee for certain securitization trusts. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, which may be addressed separately. The Corporation's liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation's results of operations or liquidity for any particular reporting period. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance (MI) or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, the Corporation determines that the applicable statute of limitations has expired, or representations and warranties claims with respect to the applicable trust are settled, and fully and finally released. The Corporation does not include duplicate claims in the amounts disclosed.

The table below presents unresolved repurchase claims at March 31, 2016 and December 31, 2015. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. The unresolved repurchase claims predominantly relate to subprime and pay option first-lien loans, and home equity loans. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Unresolved Repurchase Claims by Counterparty, net of duplicate claims
(Dollars in millions)	March 31 2016	December 31 2015
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (1)	$16,692	$16,748
Monolines	1,596	1,599
GSEs	17	17
Total unresolved repurchase claims by counterparty, net of duplicate claims	$18,305	$18,364

(1)	Includes $11.9 billion of claims based on individual file reviews and $4.8 billion of claims submitted without individual file reviews at both March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, the Corporation received $52 million in new repurchase claims and $111 million in claims were resolved. Of the remaining unresolved monoline claims, substantially all of the claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. There may be additional claims or file requests in the future.

In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty, net of duplicate claims table, the Corporation has received notifications from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions indicating that the Corporation may have indemnity obligations with respect to loans for which the Corporation has not received a repurchase request. These outstanding notifications totaled $1.4 billion at both March 31, 2016 and December 31, 2015.

The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and receipt of other communications, as discussed above, are among the factors that inform the Corporation's liability for representations and warranties and the corresponding estimated range of possible loss.

Experience with Government-sponsored Enterprises and Monoline Insurers

As a result of various bulk settlements with the GSEs, the Corporation has resolved substantially all outstanding and potential representations and warranties repurchase claims on whole loans sold by legacy Bank of America and Countrywide to FNMA and FHLMC through June 30, 2012 and December 31, 2009, respectively. As of March 31, 2016, the notional amount of unresolved repurchase claims submitted by the GSEs for loans originated prior to 2009 was $13 million.

For a description of the Corporation's experience with monoline insurers, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

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

At both March 31, 2016 and December 31, 2015, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $16.7 billion. The notional amount of unresolved repurchase claims at both March 31, 2016 and December 31, 2015 includes $3.5 billion of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities.

The overall decrease in the notional amount of outstanding unresolved repurchase claims in the three months ended March 31, 2016 was primarily due to the impact of approved repurchases and claims rescinded, largely offset by new claims. Outstanding repurchase claims remained unresolved primarily due to (1) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, and (2) the lack of an established process to resolve disputes related to these claims.

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

Liability for Representations and Warranties and Corporate Guarantees and Estimated Range of Possible Loss

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

The Corporation's representations and warranties liability and the corresponding estimated range of possible loss at March 31, 2016 considers, among other things, implied repurchase experience based on the settlement with BNY Mellon, adjusted to reflect differences between the trusts covered by the settlement and the remainder of the population of private-label securitizations where the statute of limitations for representations and warranties claims has not expired. Since the securitization trusts that were included in the settlement with BNY Mellon differ from those that were not included, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the representations and warranties liability and the corresponding estimated range of possible loss.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Liability for representations and warranties and corporate guarantees, January 1	$11,326	$12,081
Additions for new sales	1	1
Net reductions	(8,557)	(174)
Provision	42	84
Liability for representations and warranties and corporate guarantees, March 31 (1)	$2,812	$11,992
(1) In February 2016, the Corporation made an $8.5 billion cash payment as part of the settlement with BNY Mellon.

The representations and warranties liability represents the Corporation's best estimate of probable incurred losses as of March 31, 2016. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures.

The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at March 31, 2016. The Corporation treats claims that are time-barred as resolved and does not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally exposures related to loans in private-label securitization trusts. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider certain losses related to servicing, including foreclosure and related costs, fraud, indemnity, or claims (including for RMBS) related to securities law or monoline insurance litigation. Losses with respect to one or more of these matters could be material to the Corporation's results of operations or liquidity for any particular reporting period.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation's assumptions in predictive models, including, without limitation, the actual repurchase rates on loans in trusts not settled as part of the settlement with BNY Mellon which may be different than the implied repurchase experience, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations, potential indemnity obligations to third parties to whom the Corporation has sold loans subject to representations and warranties and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss.

For more information on the settlement with BNY Mellon, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Cash Payments

During the three months ended March 31, 2016 and 2015, excluding amounts paid in bulk settlements, the Corporation made loan repurchases and indemnification payments totaling $43 million and $65 million for first-lien and home equity loan repurchases and indemnification payments to reimburse investors or securitization trusts. The payments resulted in realized losses of $27 million and $37 million during the three months ended March 31, 2016 and 2015 on unpaid principal amounts of $59 million and $138 million.

NOTE 8 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at March 31, 2016 and December 31, 2015. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For additional information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	March 31 2016	December 31 2015
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,698	9,698
Global Banking	23,923	23,923
Global Markets	5,197	5,197
All Other	820	820
Total goodwill	$69,761	$69,761

There was no goodwill in LAS at March 31, 2016 and December 31, 2015.

Intangible Assets

The table below presents the gross and net carrying values and accumulated amortization for intangible assets at March 31, 2016 and December 31, 2015.

Intangible Assets (1, 2)
	March 31, 2016			December 31, 2015
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card relationships	$5,427	$4,791	$636	$5,450	$4,755	$695
Core deposit intangibles	1,779	1,532	247	1,779	1,505	274
Customer relationships	3,887	3,034	853	3,927	2,990	937
Affinity relationships	1,552	1,369	183	1,556	1,356	200
Other intangibles (3)	2,143	484	1,659	2,143	481	1,662
Total intangible assets	$14,788	$11,210	$3,578	$14,855	$11,087	$3,768

(1)	Excludes fully amortized intangible assets.

(2)	At March 31, 2016 and December 31, 2015, none of the intangible assets were impaired.

(3)	Includes intangible assets associated with trade names that have an indefinite life and, accordingly, are not amortized.

The table below presents intangible asset amortization expense for the three months ended March 31, 2016 and 2015.

Amortization Expense
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Purchased credit card and affinity relationships	$74	$89
Core deposit intangibles	27	32
Customer relationships	83	87
Other intangibles	3	5
Total amortization expense	$187	$213

The table below presents estimated future intangible asset amortization expense as of March 31, 2016.

Estimated Future Amortization Expense
(Dollars in millions)	Remainder of 2016	2017	2018	2019	2020	2021
Purchased credit card and affinity relationships	$224	$237	$179	$118	$58	$3
Core deposit intangibles	77	90	80	—	—	—
Customer relationships	242	309	302	—	—	—
Other intangibles	6	4	2	1	—	—
Total estimated future amortization expense	$549	$640	$563	$119	$58	$3

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

	Three Months Ended March 31
	Amount		Rate
(Dollars in millions)	2016	2015	2016	2015
Average during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$209,183	$213,931	0.53%	0.44%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$191,297	$214,722	1.03%	0.90%
Short-term borrowings	30,693	29,412	1.58	1.47
Total	$221,990	$244,134	1.11	0.97

Maximum month-end balance during period
Federal funds sold and securities borrowed or purchased under agreements to resell	$221,129	$226,502

Federal funds purchased and securities loaned or sold under agreements to repurchase	$196,631	$219,212
Short-term borrowings	30,881	33,270

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Period-end
Federal funds sold and securities borrowed or purchased under agreements to resell	$221,129	0.25%	$192,482	0.44%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$188,960	1.04%	$174,291	0.82%
Short-term borrowings	30,881	2.06	28,098	1.61
Total	$219,841	1.18	$202,389	0.92

Offsetting of Securities Financing Agreements

Substantially all of the Corporation's securities financing activities are transacted under legally enforceable master repurchase agreements or legally enforceable master securities lending agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets securities financing transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2016 and December 31, 2015. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

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

Securities Financing Agreements
	March 31, 2016
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell (1)	$366,135	$(145,006)	$221,129	$(174,031)	$47,098

Securities loaned or sold under agreements to repurchase	$333,955	$(145,006)	$188,949	$(155,126)	$33,823
Other	12,357	—	12,357	(12,357)	—
Total	$346,312	$(145,006)	$201,306	$(167,483)	$33,823

	December 31, 2015
Securities borrowed or purchased under agreements to resell (1)	$347,281	$(154,799)	$192,482	$(144,332)	$48,150

Securities loaned or sold under agreements to repurchase	$329,078	$(154,799)	$174,279	$(135,737)	$38,542
Other	13,235	—	13,235	(13,235)	—
Total	$342,313	$(154,799)	$187,514	$(148,972)	$38,542

(1)	Excludes repurchase activity of $9.9 billion and $9.3 billion reported in loans and leases on the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015.

Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings

The tables below present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in "Other" are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. At March 31, 2016, the Corporation had no outstanding repurchase-to-maturity transactions.

Remaining Contractual Maturity
	March 31, 2016
(Dollars in millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
Securities sold under agreements to repurchase	$140,870	$79,715	$42,337	$36,594	$299,516
Securities loaned	28,606	1,547	1,821	2,465	34,439
Other	12,357	—	—	—	12,357
Total	$181,833	$81,262	$44,158	$39,059	$346,312

	December 31, 2015
Securities sold under agreements to repurchase	$126,694	$86,879	$43,216	$27,514	$284,303
Securities loaned	39,772	363	2,352	2,288	44,775
Other	13,235	—	—	—	13,235
Total	$179,701	$87,242	$45,568	$29,802	$342,313

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged
	March 31, 2016
(Dollars in millions)	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
U.S. government and agency securities	$158,073	$—	$66	$158,139
Corporate securities, trading loans and other	9,549	787	413	10,749
Equity securities	26,852	13,688	11,823	52,363
Non-U.S. sovereign debt	96,735	19,964	55	116,754
Mortgage trading loans and ABS	8,307	—	—	8,307
Total	$299,516	$34,439	$12,357	$346,312

	December 31, 2015
U.S. government and agency securities	$142,572	$—	$27	$142,599
Corporate securities, trading loans and other	11,767	265	278	12,310
Equity securities	32,323	13,350	12,929	58,602
Non-U.S. sovereign debt	87,849	31,160	1	119,010
Mortgage trading loans and ABS	9,792	—	—	9,792
Total	$284,303	$44,775	$13,235	$342,313

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

NOTE 10 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions of $13.0 billion and $14.3 billion at March 31, 2016 and December 31, 2015. At March 31, 2016, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $644 million, including deferred revenue of $17 million and a reserve for unfunded lending commitments of $627 million. At December 31, 2015, the comparable amounts were $664 million, $18 million and $646 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $9.6 billion and $10.9 billion at March 31, 2016 and December 31, 2015 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value of $509 million and $658 million on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation's loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments
	March 31, 2016
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$86,955	$118,300	$148,779	$32,234	$386,268
Home equity lines of credit	7,536	16,905	4,323	21,126	49,890
Standby letters of credit and financial guarantees (1)	20,512	9,934	3,173	1,018	34,637
Letters of credit	1,415	100	66	44	1,625
Legally binding commitments	116,418	145,239	156,341	54,422	472,420
Credit card lines (2)	378,573	—	—	—	378,573
Total credit extension commitments	$494,991	$145,239	$156,341	$54,422	$850,993

	December 31, 2015
Notional amount of credit extension commitments
Loan commitments	$84,884	$119,272	$158,920	$37,112	$400,188
Home equity lines of credit	7,074	18,438	5,126	19,697	50,335
Standby letters of credit and financial guarantees (1)	19,584	9,903	3,385	1,218	34,090
Letters of credit	1,650	165	258	54	2,127
Legally binding commitments	113,192	147,778	167,689	58,081	486,740
Credit card lines (2)	370,127	—	—	—	370,127
Total credit extension commitments	$483,319	$147,778	$167,689	$58,081	$856,867

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.8 billion and $8.5 billion at March 31, 2016, and $25.5 billion and $8.4 billion at December 31, 2015. Amounts in the table include consumer SBLCs of $335 million and $164 million at March 31, 2016 and December 31, 2015.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower's ability to pay.

Other Commitments

At March 31, 2016 and December 31, 2015, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $1.4 billion and $729 million, which upon settlement will be included in loans or LHFS.

At March 31, 2016 and December 31, 2015, the Corporation had commitments to purchase commodities, primarily liquefied natural gas of $1.8 billion and $1.9 billion, which upon settlement will be included in trading account assets.

At March 31, 2016 and December 31, 2015, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $86.0 billion and $88.6 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $54.0 billion and $53.7 billion. These commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.8 billion, $2.2 billion, $1.8 billion, $1.6 billion and $1.3 billion for the remainder of 2016 and the years through 2020, respectively, and $4.7 billion in the aggregate for all years thereafter.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both March 31, 2016 and December 31, 2015, the notional amount of these guarantees totaled $13.8 billion, and the Corporation's maximum exposure related to these guarantees totaled $3.1 billion, with estimated maturity dates between 2031 and 2039. The net fair value including the fee receivable associated with these guarantees was $10 million and $12 million at March 31, 2016 and December 31, 2015, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three months ended March 31, 2016 and 2015, the sponsored entities processed and settled $159.4 billion and $154.6 billion of transactions and recorded losses of $6 million and $4 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At March 31, 2016 and December 31, 2015, the sponsored merchant processing servicers held as collateral $187 million and $181 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2016 and December 31, 2015, the maximum potential exposure for sponsored transactions totaled $268.3 billion and $277.1 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated by the Corporation. The total notional amount of these derivative contracts was $342 million and $371 million with commercial banks and $903 million and $922 million with VIEs at March 31, 2016 and December 31, 2015. The underlying securities are senior securities and substantially all of the Corporation's exposures are insured. Accordingly, the Corporation's exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.1 billion and $6.0 billion at March 31, 2016 and December 31, 2015. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.

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

The reserve for PPI claims was $301 million and $360 million at March 31, 2016 and December 31, 2015. The Corporation recorded no expense for the three months ended March 31, 2016 and 2015. It is possible that the Corporation will incur additional expense related to PPI claims; however, the amount of such additional expense cannot be reasonably estimated.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $388 million and $370 million was recognized for the three months ended March 31, 2016 and 2015.

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

Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation's results of operations or liquidity for any particular reporting period.

Interchange and Related Litigation

On February 24, 2016, in the consolidated action filed by certain opt-out litigants to the Interchange settlement pending in the U.S. District Court for the Eastern District of New York, the court granted defendants' motion for reconsideration, holding that the court had supplemental jurisdiction over plaintiffs' state law claims and dismissing those claims on the merits. The court also denied plaintiffs' motion for reconsideration. Plaintiffs have appealed the dismissal of their complaint to the U.S. Court of Appeals for the Second Circuit.

Mortgage-backed Securities Litigation

The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch & Co., Inc. (Merrill Lynch) entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of the Securities Act of 1933 and/or state securities laws and other state statutory and common laws.

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

Federal Home Loan Bank Seattle Litigation

On April 25, 2016, the parties settled these claims for $190 million, substantially all of which was previously accrued.

Takefuji Litigation

On March 15, 2016, the Japanese Supreme Court found in favor of Merrill Lynch International and Merrill Lynch Japan Securities resulting in the dismissal of all of Takefuji's claims. There are no further rights to appeal and this matter is now complete.

SEC Investigations

The Corporation continues to be in discussions with the SEC with respect to its investigations of the Corporation's U.S. broker-dealer subsidiary, Merrill Lynch, Pierce, Fenner & Smith, Inc., regarding compliance with SEC Rule 15c3-3. There can be no assurances that these discussions will lead to a resolution or whether the SEC will institute administrative or civil proceedings.

NOTE 11 – Shareholders' Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock in 2016 and through May 2, 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 27, 2016	June 3, 2016	June 24, 2016	$0.05
January 21, 2016	March 4, 2016	March 25, 2016	0.05

During the three months ended March 31, 2016, the Corporation repurchased and retired 58.0 million shares of common stock in connection with the 2015 Comprehensive Capital Analysis and Review (CCAR) capital plan, which reduced shareholders' equity by $800 million. On March 18, 2016, the Corporation announced that the Board of Directors authorized additional repurchases of common stock up to $800 million outside of the scope of the 2015 CCAR capital plan to offset the share count dilution resulting from equity incentive compensation awarded to retirement-eligible employees, to which the Federal Reserve did not object. The Corporation repurchased and retired 14.5 million shares of common stock in connection with this additional authorization, which reduced shareholders' equity by $200 million.

During the three months ended March 31, 2016, in connection with employee stock plans, the Corporation issued approximately 9 million shares and repurchased approximately 4 million shares of its common stock to satisfy tax withholding obligations. At March 31, 2016, the Corporation had reserved 1.6 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

In April 2016, the Corporation submitted its 2016 CCAR capital plan and related supervisory stress tests. The Federal Reserve has announced that it will release summary results, including supervisory projections of capital ratios, losses and revenues under stress scenarios, and publish the results of stress tests conducted under the supervisory adverse and supervisory severely adverse scenarios by June 30, 2016.

The Corporation has certain warrants outstanding and exercisable to purchase 150.3 million shares of its common stock, expiring on January 16, 2019 and warrants outstanding and exercisable to purchase 121.8 million shares of its common stock, expiring on October 28, 2018. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. As a result of the Corporation's first-quarter 2016 dividend of $0.05 per common share, the exercise price of these warrants was adjusted to $13.067. The warrants expiring on October 28, 2018 also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.

Preferred Stock

During the three months ended March 31, 2016, the Corporation declared $457 million of cash dividends on preferred stock.

On April 25, 2016, the Corporation issued 36,000 shares of its 6.000% Non-Cumulative Preferred Stock, Series EE for $900 million. Dividends are paid quarterly commencing on July 25, 2016. Series EE preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.

On March 10, 2016, the Corporation issued 40,000 shares of its Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series DD for $1.0 billion. Dividends are paid semi-annually commencing on September 10, 2016 through March 10, 2026 and quarterly thereafter beginning on June 10, 2026. Series DD preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.

On January 29, 2016, the Corporation issued 44,000 shares of its 6.200% Non-Cumulative Preferred Stock, Series CC for $1.1 billion. Dividends are paid quarterly commencing on April 29, 2016. Series CC preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.

Restricted Stock Units

During the three months ended March 31, 2016, the Corporation granted 163 million restricted stock unit (RSU) awards to certain employees under the Bank of America Corporation Key Employee Equity Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. The RSUs are authorized to settle predominantly in shares of common stock of the Corporation, and are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the fair value of the Corporation's common stock up to the settlement date. Awards granted in prior years were predominantly cash settled. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2016 and 2015.

(Dollars in millions)	Debt Securities	Available-for-sale Marketable Equity Securities	Debit Valuation Adjustments (1)	Derivatives	Employee Benefit Plans	Foreign Currency (2)	Total
Balance, December 31, 2014	$1,343	$17	n/a	$(1,661)	$(3,350)	$(669)	$(4,320)
Cumulative adjustment for accounting change	—	—	$(1,226)	—	—	—	(1,226)
Net change	1,317	19	260	43	25	(51)	1,613
Balance, March 31, 2015	$2,660	$36	$(966)	$(1,618)	$(3,325)	$(720)	$(3,933)

Balance, December 31, 2015	$(300)	$62	$(611)	$(1,077)	$(2,956)	$(792)	$(5,674)
Net change	2,924	(33)	127	24	10	12	3,064
Balance, March 31, 2016	$2,624	$29	$(484)	$(1,053)	$(2,946)	$(780)	$(2,610)

(1)	For information on the impact of early adoption of new accounting guidance on recognition and measurement of financial instruments, see Note 1 – Summary of Significant Accounting Principles.

(2)	The net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation's net investment in non-U.S. operations and related hedges.
n/a = not applicable

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the three months ended March 31, 2016 and 2015.

Changes in OCI Components Before- and After-tax
	Three Months Ended March 31
	2016			2015
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Debt securities:
Net change in unrealized gains (losses)	$4,936	$(1,876)	$3,060	$2,320	$(880)	$1,440
Net realized gains reclassified into earnings	(219)	83	(136)	(198)	75	(123)
Net change	4,717	(1,793)	2,924	2,122	(805)	1,317
Available-for-sale marketable equity securities:
Net increase (decrease) in fair value	(54)	21	(33)	32	(13)	19
Net change	(54)	21	(33)	32	(13)	19
Debit valuation adjustments:
Net increase in fair value	195	(72)	123	84	(32)	52
Net realized losses reclassified into earnings	7	(3)	4	335	(127)	208
Net change	202	(75)	127	419	(159)	260
Derivatives:
Net decrease in fair value	(159)	59	(100)	(186)	69	(117)
Net realized losses reclassified into earnings	198	(74)	124	256	(96)	160
Net change	39	(15)	24	70	(27)	43
Employee benefit plans:
Net decrease in fair value	—	—	—	(2)	1	(1)
Net realized losses reclassified into earnings	25	(10)	15	42	(16)	26
Settlements, curtailments and other	—	(5)	(5)	—	—	—
Net change	25	(15)	10	40	(15)	25
Foreign currency:
Net increase (decrease) in fair value	(134)	146	12	462	(513)	(51)
Net change	(134)	146	12	462	(513)	(51)
Total other comprehensive income	$4,795	$(1,731)	$3,064	$3,145	$(1,532)	$1,613

The table below presents impacts on net income of significant amounts reclassified out of each component of accumulated OCI before- and after-tax for the three months ended March 31, 2016 and 2015. There were no amounts reclassified out of AFS marketable equity securities and foreign currency for the three months ended March 31, 2016 and 2015.

Reclassifications Out of Accumulated OCI
(Dollars in millions)		Three Months Ended March 31
Accumulated OCI Components	Income Statement Line Item Impacted	2016	2015
Debt securities:
	Gains on sales of debt securities	$226	$268
	Other loss	(7)	(70)
	Income before income taxes	219	198
	Income tax expense	83	75
	Reclassification to net income	136	123
Debit valuation adjustments:
	Other loss	(7)	(335)
	Loss before income taxes	(7)	(335)
	Income tax benefit	(3)	(127)
	Reclassification to net income	(4)	(208)
Derivatives:
Interest rate contracts	Net interest income	(164)	(255)
Equity compensation contracts	Personnel	(34)	(1)
	Loss before income taxes	(198)	(256)
	Income tax benefit	(74)	(96)
	Reclassification to net income	(124)	(160)
Employee benefit plans:
Net actuarial losses and prior service costs	Personnel	(25)	(42)
	Loss before income taxes	(25)	(42)
	Income tax benefit	(10)	(16)
	Reclassification to net income	(15)	(26)
Total reclassification adjustments		$(7)	$(271)

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2016 and 2015 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2016	2015
Earnings per common share
Net income	$2,680	$3,097
Preferred stock dividends	(457)	(382)
Net income applicable to common shareholders	$2,223	$2,715
Average common shares issued and outstanding	10,339,731	10,518,790
Earnings per common share	$0.21	$0.26

Diluted earnings per common share
Net income applicable to common shareholders	$2,223	$2,715
Add preferred stock dividends due to assumed conversions	75	75
Net income allocated to common shareholders	$2,298	$2,790
Average common shares issued and outstanding	10,339,731	10,518,790
Dilutive potential common shares (1)	760,336	747,721
Total diluted average common shares issued and outstanding	11,100,067	11,266,511
Diluted earnings per common share	$0.21	$0.25

(1)	Includes incremental dilutive shares from restricted stock units, restricted stock, stock options and warrants.

The Corporation previously issued a warrant to purchase 700 million shares of the Corporation's common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three months ended March 31, 2016 and 2015, the 700 million average dilutive potential common shares were included in the diluted share count under the "if-converted" method.

For the three months ended March 31, 2016 and 2015, 62 million average dilutive potential common shares associated with the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three months ended March 31, 2016 and 2015, average options to purchase 53 million and 73 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the three months ended March 31, 2016 and 2015, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the three months ended March 31, 2016 and 2015, average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation using the treasury stock method.

NOTE 14 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 15 – Fair Value Option.

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

During the three months ended March 31, 2016, there were no changes to the valuation techniques that had, or are expected to have, a material impact on the Corporation's consolidated financial position or results of operations.

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

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at March 31, 2016 and December 31, 2015, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$53,379	$—	$—	$53,379
Trading account assets:
U.S. government and agency securities (2)	37,321	19,865	—	—	57,186
Corporate securities, trading loans and other	341	24,052	2,954	—	27,347
Equity securities	31,857	21,336	417	—	53,610
Non-U.S. sovereign debt	16,263	14,660	572	—	31,495
Mortgage trading loans and ABS	—	7,735	1,614	—	9,349
Total trading account assets (3)	85,782	87,648	5,557	—	178,987
Derivative assets (4)	6,447	848,297	5,459	(807,948)	52,255
AFS debt securities:
U.S. Treasury and agency securities	20,669	1,547	—	—	22,216
Mortgage-backed securities:
Agency	—	207,736	—	—	207,736
Agency-collateralized mortgage obligations	—	10,558	—	—	10,558
Non-agency residential	—	2,079	150	—	2,229
Commercial	—	10,233	—	—	10,233
Non-U.S. securities	2,884	3,196	—	—	6,080
Other taxable securities	—	9,741	739	—	10,480
Tax-exempt securities	—	14,026	562	—	14,588
Total AFS debt securities	23,553	259,116	1,451	—	284,120
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	6	—	—	6
Non-agency residential	—	3,294	29	—	3,323
Non-U.S. securities	13,406	1,222	—	—	14,628
Other taxable securities	—	256	—	—	256
Total other debt securities carried at fair value	13,406	4,778	29	—	18,213
Loans and leases (5)	—	6,515	1,697	—	8,212
Mortgage servicing rights	—	—	2,631	—	2,631
Loans held-for-sale	—	2,643	660	—	3,303
Other assets	11,024	1,894	375	—	13,293
Total assets	$140,212	$1,264,270	$17,859	$(807,948)	$614,393
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,038	$—	$—	$1,038
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	24,024	345	—	24,369
Trading account liabilities:
U.S. government and agency securities	15,933	224	—	—	16,157
Equity securities	30,795	4,099	—	—	34,894
Non-U.S. sovereign debt	14,204	1,863	—	—	16,067
Corporate securities and other	153	6,704	28	—	6,885
Total trading account liabilities	61,085	12,890	28	—	74,003
Derivative liabilities (4)	6,374	838,510	5,774	(809,595)	41,063
Short-term borrowings	—	1,482	—	—	1,482
Accrued expenses and other liabilities	10,683	2,184	9	—	12,876
Long-term debt	—	29,447	1,814	—	31,261
Total liabilities	$78,142	$909,575	$7,970	$(809,595)	$186,092

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $19.2 billion of GSE obligations.

(3)
Includes securities with a fair value of $13.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)
During the three months ended March 31, 2016, $609 million of derivative assets and $744 million of derivative liabilities were transferred from Level 1 to Level 2 and $312 million of derivative assets and $230 million of derivative liabilities were transferred from Level 2 to Level 1 based on the inputs used to measure fair value. For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(5)	Includes $765 million from CFEs that were measured using the fair value of the financial liabilities of those entities as the measurement basis.

	December 31, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$55,143	$—	$—	$55,143
Trading account assets:
U.S. government and agency securities (2)	33,034	15,501	—	—	48,535
Corporate securities, trading loans and other	325	22,738	2,838	—	25,901
Equity securities	41,735	20,887	407	—	63,029
Non-U.S. sovereign debt	15,651	12,915	521	—	29,087
Mortgage trading loans and ABS	—	8,107	1,868	—	9,975
Total trading account assets (3)	90,745	80,148	5,634	—	176,527
Derivative assets (4)	5,149	679,458	5,134	(639,751)	49,990
AFS debt securities:
U.S. Treasury and agency securities	23,374	1,903	—	—	25,277
Mortgage-backed securities:
Agency	—	228,947	—	—	228,947
Agency-collateralized mortgage obligations	—	10,985	—	—	10,985
Non-agency residential	—	3,073	106	—	3,179
Commercial	—	7,165	—	—	7,165
Non-U.S. securities	2,768	2,999	—	—	5,767
Other taxable securities	—	9,688	757	—	10,445
Tax-exempt securities	—	13,439	569	—	14,008
Total AFS debt securities	26,142	278,199	1,432	—	305,773
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	7	—	—	7
Non-agency residential	—	3,460	30	—	3,490
Non-U.S. securities	11,691	1,152	—	—	12,843
Other taxable securities	—	267	—	—	267
Total other debt securities carried at fair value	11,691	4,886	30	—	16,607
Loans and leases	—	5,318	1,620	—	6,938
Mortgage servicing rights	—	—	3,087	—	3,087
Loans held-for-sale	—	4,031	787	—	4,818
Other assets (5)	11,923	2,023	374	—	14,320
Total assets	$145,650	$1,109,206	$18,098	$(639,751)	$633,203
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,116	$—	$—	$1,116
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	24,239	335	—	24,574
Trading account liabilities:
U.S. government and agency securities	14,803	169	—	—	14,972
Equity securities	27,898	2,392	—	—	30,290
Non-U.S. sovereign debt	13,589	1,951	—	—	15,540
Corporate securities and other	193	5,947	21	—	6,161
Total trading account liabilities	56,483	10,459	21	—	66,963
Derivative liabilities (4)	4,941	671,613	5,575	(643,679)	38,450
Short-term borrowings	—	1,295	30	—	1,325
Accrued expenses and other liabilities	11,656	2,234	9	—	13,899
Long-term debt	—	28,584	1,513	—	30,097
Total liabilities	$73,080	$739,540	$7,483	$(643,679)	$176,424

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $14.8 billion of GSE obligations.

(3)
Includes securities with a fair value of $16.4 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)
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

(5)	During 2015, approximately $327 million of assets were transferred from Level 2 to Level 1 due to a restriction that was lifted for an equity investment.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2016
				Gross
(Dollars in millions)	Balance January 1 2016	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2016
Trading account assets:
Corporate securities, trading loans and other	$2,838	$50	$1	$227	$(147)	$—	$(148)	$158	$(25)	$2,954
Equity securities	407	60	—	10	(2)	—	(62)	4	—	417
Non-U.S. sovereign debt	521	42	49	3	(1)	—	(42)	—	—	572
Mortgage trading loans and ABS	1,868	28	(2)	194	(404)	—	(73)	31	(28)	1,614
Total trading account assets	5,634	180	48	434	(554)	—	(325)	193	(53)	5,557
Net derivative assets (3)	(441)	403	—	89	(175)	—	12	(116)	(87)	(315)
AFS debt securities:
Non-agency residential MBS	106	—	5	135	(92)	—	(4)	—	—	150
Other taxable securities	757	1	(3)	—	—	—	(16)	—	—	739
Tax-exempt securities	569	—	(7)	1	—	—	(1)	—	—	562
Total AFS debt securities	1,432	1	(5)	136	(92)	—	(21)	—	—	1,451
Other debt securities carried at fair value – Non-agency residential MBS	30	(1)	—	—	—	—	—	—	—	29
Loans and leases (4, 5)	1,620	43	—	69	—	25	(35)	5	(30)	1,697
Mortgage servicing rights (5)	3,087	(380)	—	—	(1)	136	(211)	—	—	2,631
Loans held-for-sale (4)	787	73	27	20	(163)	—	(34)	13	(63)	660
Other assets	374	(25)	—	34	—	—	(10)	2	—	375
Federal funds purchased and securities loaned or sold under agreements to repurchase (4)	(335)	(3)	—	—	—	(14)	7	—	—	(345)
Trading account liabilities – Corporate securities and other	(21)	1	—	—	(8)	—	—	—	—	(28)
Short-term borrowings (4)	(30)	1	—	—	—	—	29	—	—	—
Accrued expenses and other liabilities	(9)	—	—	—	—	—	—	—	—	(9)
Long-term debt (4)	(1,513)	(91)	(7)	9	—	(169)	56	(186)	87	(1,814)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes unrealized gains (losses) on AFS debt securities, foreign currency translation adjustments and the impact on structured liabilities of changes in the Corporation's credit spreads. For more information, see Note 1 – Summary of Significant Accounting Principles.

(3)	Net derivatives include derivative assets of $5.5 billion and derivative liabilities of $5.8 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

Significant transfers into Level 3, primarily due to decreased price observability, during the three months ended March 31, 2016 included:

•	$193 million of trading account assets

•	$116 million of net derivative assets

•
$186 million of long-term debt. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

There were no significant transfers out of Level 3 during the three months ended March 31, 2016.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2015
				Gross
(Dollars in millions)	Balance January 1 2015	Gains (Losses) in Earnings	Gains (Losses) in OCI (2)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2015
Trading account assets:
Corporate securities, trading loans and other	$3,270	$(21)	$—	$139	$(95)	$—	$(435)	$171	$(269)	$2,760
Equity securities	352	3	—	—	(1)	—	(5)	9	(18)	340
Non-U.S. sovereign debt	574	66	(90)	2	—	—	(44)	—	—	508
Mortgage trading loans and ABS	2,063	60	—	319	(249)	—	(83)	9	(13)	2,106
Total trading account assets	6,259	108	(90)	460	(345)	—	(567)	189	(300)	5,714
Net derivative assets (3)	(920)	(44)	—	56	(176)	—	25	(46)	24	(1,081)
AFS debt securities:
Non-agency residential MBS	279	(19)	(2)	21	—	—	(9)	132	—	402
Non-U.S. securities	10	—	—	—	—	—	(1)	—	—	9
Other taxable securities	1,667	—	(2)	—	—	—	(42)	—	(933)	690
Tax-exempt securities	599	—	(3)	—	—	—	(13)	—	—	583
Total AFS debt securities	2,555	(19)	(7)	21	—	—	(65)	132	(933)	1,684
Loans and leases (4, 5)	1,983	15	—	—	(1)	—	(43)	6	(6)	1,954
Mortgage servicing rights (5)	3,530	(85)	—	—	—	179	(230)	—	—	3,394
Loans held-for-sale (4)	173	(70)	—	406	(82)	21	(6)	138	(37)	543
Other assets	911	10	—	—	(31)	—	(9)	—	(34)	847
Trading account liabilities – Corporate securities and other	(36)	1	—	2	(8)	—	—	—	—	(41)
Short-term borrowings (4)	—	5	—	—	—	(21)	1	(4)	4	(15)
Accrued expenses and other liabilities	(10)	—	—	—	—	—	—	—	—	(10)
Long-term debt (4)	(2,362)	4	—	132	—	(90)	97	(713)	126	(2,806)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes unrealized gains (losses) on AFS debt securities, foreign currency translation adjustments and the impact on structured liabilities of changes in the Corporation's credit spreads. For more information, see Note 1 – Summary of Significant Accounting Principles.

(3)	Net derivatives include derivative assets of $7.5 billion and derivative liabilities of $8.5 billion.

(4)	Amounts represent instruments that are accounted for under the fair value option.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole-loan sales.

Significant transfers into Level 3, primarily due to decreased price observability, during the three months ended March 31, 2015 included:

•	$189 million of trading account assets

•	$132 million of AFS debt securities

•	$138 million of LHFS

•
$713 million of long-term debt. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Significant transfers out of Level 3, primarily due to increased price observability unless otherwise noted, during the three months ended March 31, 2015 included:

•	$300 million of trading account assets, primarily the result of increased market liquidity

•	$933 million of AFS debt securities

•	$126 million of long-term debt

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2016 and 2015. These amounts include gains (losses) on financial instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended March 31, 2016
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$50	$—	$—	$50
Equity securities	60	—	—	60
Non-U.S. sovereign debt	42	—	—	42
Mortgage trading loans and ABS	28	—	—	28
Total trading account assets	180	—	—	180
Net derivative assets	237	151	15	403
AFS debt securities – Other taxable securities	—	—	1	1
Other debt securities carried at fair value – Non-agency residential MBS	—	—	(1)	(1)
Loans and leases (2)	8	—	35	43
Mortgage servicing rights	34	(414)	—	(380)
Loans held-for-sale (2)	10	—	63	73
Other assets	—	(23)	(2)	(25)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(3)	—	—	(3)
Trading account liabilities – Corporate securities and other	1	—	—	1
Short-term borrowings (2)	1	—	—	1
Long-term debt (2)	(92)	—	1	(91)
Total	$376	$(286)	$112	$202

	Three Months Ended March 31, 2015
Trading account assets:
Corporate securities, trading loans and other	$(21)	$—	$—	$(21)
Equity securities	3	—	—	3
Non-U.S. sovereign debt	66	—	—	66
Mortgage trading loans and ABS	60	—	—	60
Total trading account assets	108	—	—	108
Net derivative assets	(351)	282	25	(44)
AFS debt securities – Non-agency residential MBS	—	—	(19)	(19)
Loans and leases (2)	3	—	12	15
Mortgage servicing rights	(15)	(70)	—	(85)
Loans held-for-sale (2)	(69)	—	(1)	(70)
Other assets	—	(21)	31	10
Trading account liabilities – Corporate securities and other	1	—	—	1
Short-term borrowings (2)	5	—	—	5
Long-term debt (2)	58	—	(54)	4
Total	$(260)	$191	$(6)	$(75)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three months ended March 31, 2016 and 2015 for Level 3 assets and liabilities that were still held at March 31, 2016 and 2015. These amounts include changes in fair value on financial instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended March 31, 2016
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other	Total
Trading account assets:
Corporate securities, trading loans and other	$33	$—	$—	$33
Equity securities	7	—	—	7
Non-U.S. sovereign debt	41	—	—	41
Mortgage trading loans and ABS	4	—	—	4
Total trading account assets	85	—	—	85
Net derivative assets	189	53	15	257
Loans and leases (2)	8	—	40	48
Mortgage servicing rights	34	(471)	—	(437)
Loans held-for-sale (2)	(2)	—	60	58
Other assets	—	(18)	(4)	(22)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	(9)	—	—	(9)
Trading account liabilities – Corporate securities and other	1	—	—	1
Long-term debt (2)	(93)	—	—	(93)
Total	$213	$(436)	$111	$(112)

	Three Months Ended March 31, 2015
Trading account assets:
Corporate securities, trading loans and other	$(58)	$—	$—	$(58)
Equity securities	(2)	—	—	(2)
Non-U.S. sovereign debt	63	—	—	63
Mortgage trading loans and ABS	(9)	—	—	(9)
Total trading account assets	(6)	—	—	(6)
Net derivative assets	(363)	101	25	(237)
Loans and leases (2)	3	—	26	29
Mortgage servicing rights	(15)	(173)	—	(188)
Loans held-for-sale (2)	(64)	—	(1)	(65)
Other assets	—	(16)	54	38
Trading account liabilities – Corporate securities and other	1	—	—	1
Short-term borrowings (2)	5	—	—	5
Long-term debt (2)	50	—	(54)	(4)
Total	$(389)	$(88)	$50	$(427)

(1)	Mortgage banking income (loss) does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at March 31, 2016 and December 31, 2015.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2016
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$2,080	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans and ABS	411		Prepayment speed	0% to 44% CPR	15%
Loans and leases	1,588		Default rate	0% to 10% CDR	4%
Loans held-for-sale	81		Loss severity	0% to 90%	42%
Instruments backed by commercial real estate assets	$502	Discounted cash flow, Market comparables	Yield	0% to 25%	10%
Trading account assets – Mortgage trading loans and ABS	145		Price	$0 to $106	$81
Loans held-for-sale	357
Commercial loans, debt securities and other	$4,730	Discounted cash flow, Market comparables	Yield	0% to 37%	15%
Trading account assets – Corporate securities, trading loans and other	2,641		Prepayment speed	5% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	572		Default rate	2% to 5%	4%
Trading account assets – Mortgage trading loans and ABS	1,058		Loss severity	25% to 50%	38%
AFS debt securities – Other taxable securities	128		Duration	1 to 5 years	3 years
Loans and leases	109		Price	$0 to $305	$66
Loans held-for-sale	222
Auction rate securities	$1,486	Discounted cash flow, Market comparables	Price	$10 to $100	$94
Trading account assets – Corporate securities, trading loans and other	313
AFS debt securities – Other taxable securities	611
AFS debt securities – Tax-exempt securities	562
Structured liabilities
Long-term debt	$(1,814)	Industry standard derivative pricing (2)	Equity correlation	12% to 98%	69%
			Long-dated equity volatilities	4% to 105%	27%
Net derivative assets
Credit derivatives	$(67)	Discounted cash flow, Stochastic recovery correlation model	Yield	7% to 25%	17%
			Upfront points	1 to 100 points	65 points
			Credit spreads	13 bps to 996 bps	326 bps
			Credit correlation	23% to 97%	37%
			Prepayment speed	10% to 20% CPR	19%
			Default rate	1% to 4% CDR	3%
			Loss severity	35% to 40%	35%
Equity derivatives	$(741)	Industry standard derivative pricing (2)	Equity correlation	12% to 98%	69%
			Long-dated equity volatilities	4% to 105%	27%
Commodity derivatives	$4	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$1/MMBtu to $6/MMBtu	$4/MMBtu
			Correlation	66% to 93%	84%
			Volatilities	19% to 125%	46%
Interest rate derivatives	$489	Industry standard derivative pricing (3)	Correlation (IR/IR)	15% to 99%	60%
			Correlation (FX/IR)	-2% to 40%	33%
			Long-dated inflation rates	0% to 7%	3%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(315)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 181: Trading account assets – Corporate securities, trading loans and other of $3.0 billion, Trading account assets – Non-U.S. sovereign debt of $572 million, Trading account assets – Mortgage trading loans and ABS of $1.6 billion, AFS debt securities – Other taxable securities of $739 million, AFS debt securities – Tax-exempt securities of $562 million, Loans and leases of $1.7 billion and LHFS of $660 million.

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 182: Trading account assets – Corporate securities, trading loans and other of $2.8 billion, Trading account assets – Non-U.S. sovereign debt of $521 million, Trading account assets – Mortgage trading loans and ABS of $1.9 billion, AFS debt securities – Other taxable securities of $757 million, AFS debt securities – Tax-exempt securities of $569 million, Loans and leases of $1.6 billion and LHFS of $787 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange

In the tables above, instruments backed by residential and commercial real estate assets include RMBS, commercial MBS, whole loans and mortgage CDOs. Commercial loans, debt securities and other include corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option.

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

For instruments backed by commercial real estate assets and auction rate securities, a significant increase in price would result in a significantly higher fair value.

Structured Liabilities and Derivatives

For credit derivatives, a significant increase in market yield, upfront points (i.e., a single upfront payment made by a protection buyer at inception), credit spreads, default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

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

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2016 and 2015.

Assets Measured at Fair Value on a Nonrecurring Basis
	March 31, 2016		Three Months Ended March 31, 2016
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$775	$29	$(21)
Loans and leases (1)	—	758	(182)
Foreclosed properties (2, 3)	—	82	(20)
Other assets	36	—	(18)

	March 31, 2015		Three Months Ended March 31, 2015
Assets
Loans held-for-sale	$565	$22	$(33)
Loans and leases (1)	5	1,391	(418)
Foreclosed properties (2, 3)	—	400	(15)
Other assets	200	—	(1)

(1)	Includes $42 million of losses on loans that were written down to a collateral value of zero during the three months ended March 31, 2016 compared to losses of $98 million for the same period in 2015.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses taken during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $1.4 billion and $1.2 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) as of March 31, 2016 and 2015.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at March 31, 2016 and December 31, 2015. Instruments backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
	March 31, 2016
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and leases backed by residential real estate assets	$758	Market comparables	OREO discount	7% to 55%	21%
			Cost to sell	8% to 45%	10%

	December 31, 2015
Loans and leases backed by residential real estate assets	$2,739	Market comparables	OREO discount	7% to 55%	20%
			Cost to sell	8% to 45%	10%

NOTE 15 – Fair Value Option

The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2016 and December 31, 2015.

Fair Value Option Elections
	March 31, 2016			December 31, 2015
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$53,379	$53,223	$156	$55,143	$54,999	$144
Loans reported as trading account assets (1)	5,002	9,763	(4,761)	4,995	9,214	(4,219)
Trading inventory – other	8,036	n/a	n/a	8,149	n/a	n/a
Consumer and commercial loans	8,212	8,512	(300)	6,938	7,293	(355)
Loans held-for-sale	3,303	4,604	(1,301)	4,818	6,157	(1,339)
Other assets	291	250	41	275	270	5
Long-term deposits	1,038	907	131	1,116	1,021	95
Federal funds purchased and securities loaned or sold under agreements to repurchase	24,369	24,500	(131)	24,574	24,718	(144)
Short-term borrowings	1,482	1,408	74	1,325	1,325	—
Unfunded loan commitments	509	n/a	n/a	658	n/a	n/a
Long-term debt (2)	31,261	31,772	(511)	30,097	30,593	(496)

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $30.1 billion and $29.0 billion, and contractual principal outstanding of $30.6 billion and $29.4 billion at March 31, 2016 compared to December 31, 2015.

n/a = not applicable

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2016 and 2015.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended March 31, 2016
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$8	$—	$—	$8
Loans reported as trading account assets	112	—	—	112
Trading inventory – other (1)	(113)	—	—	(113)
Consumer and commercial loans	19	—	10	29
Loans held-for-sale (2)	—	130	35	165
Other assets	—	—	2	2
Long-term deposits	(9)	—	(22)	(31)
Federal funds purchased and securities loaned or sold under agreements to repurchase	(8)	—	—	(8)
Unfunded loan commitments	—	—	148	148
Long-term debt (3, 4)	(6)	—	(30)	(36)
Total	$3	$130	$143	$276

	Three Months Ended March 31, 2015
Federal funds sold and securities borrowed or purchased under agreements to resell	$(64)	$—	$—	$(64)
Loans reported as trading account assets	(101)	—	—	(101)
Trading inventory – other (1)	(14)	—	—	(14)
Consumer and commercial loans	35	—	(83)	(48)
Loans held-for-sale (2)	(47)	192	63	208
Other assets	—	—	8	8
Long-term deposits	(4)	—	(5)	(9)
Federal funds purchased and securities loaned or sold under agreements to repurchase	54	—	—	54
Short-term borrowings	(1)	—	—	(1)
Unfunded loan commitments	—	—	118	118
Long-term debt (3, 4)	253	—	(355)	(102)
Total	$111	$192	$(254)	$49

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of interest rate lock commitments on funded loans, including those sold during the period.

(3)
The majority of the net gains (losses) in trading account profits relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities. For more information on the adoption of new accounting guidance relating to DVA on structured liabilities, see Note 1 – Summary of Significant Accounting Principles.

(4)
For the cumulative impact of changes in the Corporation's own credit spreads and the amount recognized in OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation's own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets Accounted for Under the Fair Value Option
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Loans reported as trading account assets	$9	$8
Consumer and commercial loans	(10)	(28)
Loans held-for-sale	(1)	39

NOTE 16 – Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at March 31, 2016 and December 31, 2015 was carried at fair value on the Consolidated Balance Sheet. For more information on these financial instruments and their valuation methodologies, see Note 20 – Fair Value Measurements and Note 22 – Fair Value of Financial Instruments to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2016 and December 31, 2015 are presented in the table below.

Fair Value of Financial Instruments
	March 31, 2016				December 31, 2015
		Fair Value				Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$868,220	$70,644	$814,209	$884,853	$863,561	$70,223	$805,371	$875,594
Loans held-for-sale	6,192	5,221	971	6,192	7,453	5,347	2,106	7,453
Financial liabilities
Deposits	$1,217,261	$1,217,625	$—	$1,217,625	$1,197,259	$1,197,577	$—	$1,197,577
Long-term debt	232,849	233,863	1,814	235,677	236,764	239,596	1,513	241,109

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $1.1 billion and $5.9 billion at March 31, 2016, and $1.3 billion and $6.3 billion at December 31, 2015. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.

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

The table below presents activity for residential mortgage and home equity MSRs for the three months ended March 31, 2016 and 2015.

Rollforward of Mortgage Servicing Rights
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Balance, January 1	$3,087	$3,530
Additions	136	179
Sales	(1)	—
Amortization of expected cash flows (1)	(211)	(230)
Impact of changes in interest rates and other market factors (2)	(376)	(176)
Model and other cash flow assumption changes: (3)
Projected cash flows, including changes in costs to service loans	—	87
Impact of changes in the Home Price Index	(10)	(12)
Impact of changes to the prepayment model	—	9
Other model changes (4)	6	7
Balance, March 31 (5)	$2,631	$3,394
Mortgage loans serviced for investors (in billions)	$386	$475

(1)	Represents the net change in fair value of the MSR asset due to the recognition of modeled cash flows.

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

(4)	These amounts include the impact of periodic recalibrations of the model to reflect changes in the relationship between market interest rate spreads and projected cash flows.

(5)	At March 31, 2016, includes $2.2 billion of U.S. and $479 million of non-U.S. consumer MSR balances compared to $3.1 billion and $286 million at March 31, 2015.

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

Significant economic assumptions in estimating the fair value of MSRs at March 31, 2016 and December 31, 2015 are presented below. The change in fair value as a result of changes in OAS rates is included within "Model and other cash flow assumption changes" in the Rollforward of Mortgage Servicing Rights table. The weighted-average life is not an input in the valuation model but is a product of both changes in market rates of interest and changes in model and other cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs.

Significant Economic Assumptions
	March 31, 2016		December 31, 2015
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	4.78%	7.77%	4.62%	7.61%
Weighted-average life, in years	3.79	3.20	4.46	3.43

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

Sensitivity Impacts
	March 31, 2016
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.30	years	0.24	years	$183
Impact of 20% decrease	0.64		0.52		394

Impact of 10% increase	(0.26)		(0.21)		(161)
Impact of 20% increase	(0.48)		(0.40)		(304)
OAS level
Impact of 100 bps decrease					$98
Impact of 200 bps decrease					203

Impact of 100 bps increase					(90)
Impact of 200 bps increase					(174)

NOTE 18 – Business Segment Information

The Corporation reports its results of operations through the following five business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking, Global Markets and Legacy Assets & Servicing (LAS), with the remaining operations recorded in All Other. For additional information, see Note 24 – Business Segment Information to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

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

Total revenue, net of interest expense, includes net interest income on an FTE basis and noninterest income. The adjustment of net interest income to an FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of the Corporation's ALM activities. Beginning in 2016, this allocation excludes any adjustments to the accumulated premium or discount amortization of MBS that are made as a result of a change in the estimated lives of these securities.

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

The table below presents net income (loss) and the components thereto (with net interest income on an FTE basis) for the three months ended March 31, 2016 and 2015, and total assets at March 31, 2016 and 2015 for each business segment, as well as All Other.

Results for Business Segments and All Other
At and for the Three Months Ended March 31
	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Net interest income (FTE basis)	$9,386	$9,626	$5,185	$4,872	$1,489	$1,351
Noninterest income	10,341	11,503	2,463	2,534	2,956	3,166
Total revenue, net of interest expense (FTE basis)	19,727	21,129	7,648	7,406	4,445	4,517
Provision for credit losses	997	765	560	716	25	23
Noninterest expense	14,816	15,827	4,266	4,367	3,250	3,458
Income before income taxes (FTE basis)	3,914	4,537	2,822	2,323	1,170	1,036
Income tax expense (FTE basis)	1,234	1,440	1,037	862	430	384
Net income	$2,680	$3,097	$1,785	$1,461	$740	$652
Period-end total assets	$2,185,498	$2,143,545	$656,615	$612,939	$296,062	$272,777

			Global Banking		Global Markets
			2016	2015	2016	2015
Net interest income (FTE basis)			$2,489	$2,215	$1,189	$981
Noninterest income			1,909	2,187	2,762	3,210
Total revenue, net of interest expense (FTE basis)			4,398	4,402	3,951	4,191
Provision for credit losses			553	96	9	21
Noninterest expense			2,159	2,132	2,432	3,140
Income before income taxes (FTE basis)			1,686	2,174	1,510	1,030
Income tax expense (FTE basis)			620	807	526	353
Net income			$1,066	$1,367	$984	$677
Period-end total assets			$390,643	$365,024	$582,048	$585,187

			Legacy Assets & Servicing		All Other
			2016	2015	2016	2015
Net interest income (FTE basis)			$314	$428	$(1,280)	$(221)
Noninterest income			365	486	(114)	(80)
Total revenue, net of interest expense (FTE basis)			679	914	(1,394)	(301)
Provision for credit losses			(118)	91	(32)	(182)
Noninterest expense			860	1,200	1,849	1,530
Loss before income taxes (FTE basis)			(63)	(377)	(3,211)	(1,649)
Income tax benefit (FTE basis)			(23)	(140)	(1,356)	(826)
Net loss			$(40)	$(237)	$(1,855)	$(823)
Period-end total assets			$38,928	$53,620	$221,202	$253,998

(1)	There were no material intersegment revenues.

The table below presents a reconciliation of the five business segments' total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended March 31
(Dollars in millions)	2016	2015
Segments' total revenue, net of interest expense (FTE basis)	$21,121	$21,430
Adjustments:
ALM activities	(1,241)	(210)
Liquidating businesses and other	(153)	(91)
FTE basis adjustment	(215)	(215)
Consolidated revenue, net of interest expense	$19,512	$20,914

Segments' total net income	$4,535	$3,920
Adjustments, net-of-taxes:
ALM activities	(884)	(228)
Liquidating businesses and other	(971)	(595)
Consolidated net income	$2,680	$3,097

	March 31
	2016	2015
Segments' total assets	$1,964,296	$1,889,547
Adjustments:
ALM activities, including securities portfolio	688,730	694,056
Equity investments	4,205	4,701
Liquidating businesses and other	59,888	68,187
Elimination of segment asset allocations to match liabilities	(531,621)	(512,946)
Consolidated total assets	$2,185,498	$2,143,545

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2015 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation's 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended March 31, 2016. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
January 1 - 31, 2016	51,157	$13.91	49,679	$940
February 1 - 29, 2016	9,209	13.44	8,351	826
March 1 - 31, 2016	15,964	13.73	14,511	1,426
Three Months Ended March 31, 2016	76,330	13.81

(1)
Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On March 11, 2015, the Board of Directors authorized the repurchase of up to $4.0 billion of the Corporation's common stock through open market purchases or privately negotiated transactions, including Rule 10b5-1 plans, during the period from April 1, 2015 through June 30, 2016. On March 18, 2016, the Board of Directors authorized additional repurchases of common stock up to $800 million in addition to the March 11, 2015 resolution to offset the share count dilution resulting from equity incentive compensation awarded to retirement-eligible employees. Amounts shown in this column reflect the aggregate repurchase authority amounts considering the timing and effect of both authorizations. For additional information, see Capital Management – CCAR and Capital Planning on page 45 and Note 11 – Shareholders' Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of its equity securities during the three months ended March 31, 2016.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on March 20, 2015

Exhibit 10(a)	Form of Cash-settled Restricted Stock Units Award Agreement (February 2016) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 10(b)	Form of Time-based Restricted Stock Units Award Agreement (February 2016) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 10(c)	Form of Performance Restricted Stock Units Award Agreement (February 2016) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Filed herewith

(2)	Exhibit is a management contract or a compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	May 2, 2016	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on March 20, 2015

Exhibit 10(a)	Form of Cash-settled Restricted Stock Units Award Agreement (February 2016) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 10(b)	Form of Time-based Restricted Stock Units Award Agreement (February 2016) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 10(c)	Form of Performance Restricted Stock Units Award Agreement (February 2016) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Filed herewith

(2)	Exhibit is a management contract or a compensatory plan or arrangement